Form 10QSB
period 1996-10-31
AMERICAN BIO MEDICA CORP
filed 1996-12-11
CIK 896747

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended October 31, 1996.

     [ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

     For the transition period from                      to

     Commission File Number: 00028666


                         AMERICAN BIO MEDICA CORPORATION
--------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter


             New York                                14-1702188
--------------------------------------------------------------------------------
    (State of other jurisdiction of                (I.R.S. Employer
      incorporation or organization               Identification No.)

                   102 Simons Road Ancramdale, New York 12503
--------------------------------------------------------------------------------
                     Address of principal executive offices)

                                  800-227-1243
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                (Not Applicable)
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report

     Indicate by check mark, whether the registrant:: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes             No  X


     Indicate the number of shares outstanding of each of the issuer's classes of stock as of the close of the period covered by this report.

       Class                                     Number of Shares Outstanding

       Common Shares                                   12,565,227

       Convertible Class "A" Preferred Shares                 150

                                     PART I

                              FINANCIAL INFORMATION

     Item 1. Financial Statements

     The condensed financial statements for the periods ended October 31, 1996 included herein have been prepared by American Bio Medica Corporation, (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). In the opinion of management, the statements include all adjustments necessary to present fairly the financial position of the Company as of October 31, 1996, and the results of operations and cash flows for the six month periods ended October 31, 1995 and 1996.

     The Company's results of operations during the six months of the Company's fiscal year are not necessarily indicative of the results to be expected for the full fiscal year.

                         AMERICAN BIO MEDICA CORPORATION
                          (A Development Stage Company)
                                  BALANCE SHEET

                                                                October 31, 1996
                                                 April 30, 1996  (unaudited)
                                                 --------------  --------------
                                             Assets
Current assets
  Cash                                              $437,532          $188,479
  Investments-short term                                             1,411,866
  Accounts receivable                                 34,500            48,214
  Inventory                                           22,301            51,042
                                                      ------            ------
  Current assets                                     494,333         1,699,601

Capital assets-net                                    20,575            78,073

Other assets
  License rights                                     110,070            92,070
  Patent-costs                                        21,000            22,595
                                                      ------            ------
  Total other assets                                 131,070           114,665
                                                     -------           -------
Total assets                                        $645,978        $1,892,339
                                                    ========        ==========

                      Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable and accrued expenses              $33,248          $27,827
  Notes payable
  Convertible debenture payable                      132,000
                                                     -------           ------
Total current liabilities                            165,248           27,827

Long term liabilities
  Convertible debenture payable
  Note payable                                       126,500
                                                     -------
  Total long term liabilities                        126,500

Capital stock
  Capital stock-authorized 30,000,00
   Common Shares,  par value $.01 each,
   at April 30, 1995 and 1996 and
   October 31, 1996, the shares
   outstanding were 8,350,378, 12,089,561
   and 12,565,227 respectively.                      120,895          125,651

Preferred stock-authorized 5,000,000
   preferred shares,  par value $.01 each
   at October 31, 1996, the number of shares
   outstanding was 150                                                       1

Additional paid in capital                          2,635,006       4,415,749
  Deficit accumulated during development stage     (2,401,671)     (2,676,889)
                                                   -----------     -----------
Total stockholders' equity                            354,230       1,864,512
                                                   -----------     -----------
Total liabilities and stockholders' equity           $645,978      $1,892,339
                                                   ===========     ===========

                 See accompanying notes to financial statements.

                         AMERICAN BIO MEDICA CORPORATION
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS

                                                                    For the six
    For the six
                                                                    months
ended    months ended
                                      For the year   For the year   October 31,
     October 31,       Inception
                                          ended          ended           1995
        1996       (April 10, 1986)
                                     April 30, 1995    April 30,
(unaudited)     (unaudited)     to October 31,
                                                        1996
                         1996
                                     --------------     -------
-----------     -----------      ------------

Income                                   $137,891       $158,105        $82,416
        $48,587         $5,389,882
Less cost of goods sold                    45,204         96,444         26,373
         25,778          3,149,900
                                          -------        -------         ------
         ------          ---------
Gross profit                               92,687         61,661         56,043
         22,809          2,239,982

Operations:
  General and administrative              129,719        518,826         66,672
        336,113          3,757,056
  Depreciation and amortization            75,600         77,600         37,800
         23,000            312,664
  Research and development                135,412        358,844         98,401
         66,750            631,936
                                          -------        -------         ------
         ------           --------
 Total expense                            340,731        955,270        202,873
        425,863          4,701,656

Income  (loss) before other income       (248,044)      (893,609)
(146,830)       (403,054)        (2,461,674)
and expenses

Other income and expenses
  Retirement of  debt (Note 9)
        126,500            126,500
  Interest income                          10,145            356          1,200
          1,336             15,356
  Interest expense                         67,429        103,205         47,566
                           357,071
                                           ------        -------         ------
         ------            -------
  Total other income                       57,284        102,849         46,366
        127,836            215,215
    and expenses
                                           ------        -------         ------
        -------           --------
Net Profit (Loss)                       $(305,328)     $(996,458)
$(193,196)      $(275,218)       $(2,676,889)
 from operations
                                        =========      =========
==========      ==========        ===========
Net income (loss)  per share               $(0.02)        $(0.08)
$(0.02)         $(0.02)            $(0.21)
                                        =========      =========
==========      ==========        ===========
Number of shares outstanding           12,565,227     12,565,227     12,565,227
     12,565,227         12,565,227
                                       ==========     ==========     ==========
     ==========         ===========





                                 See accompanying notes to financial statements.

                                          AMERICAN BIO MEDICA CORPORATION
                                           (A Development Stage Company)
                                              STATEMENT OF CASH FLOWS

                                                                    For the six
      For the six        Inception
                                                                    months
ended     months ended     (April 10, 1986)
                                     For the year  For the year     October 31,
   October 31, 1996          to
                                         ended         ended           1995
     (unaudited)       October 31,
                                       April 30,     April 30,      (unaudited)
                            1996
                                         1995          1996
                                      ----------     ---------
----------        ---------       ------------

CASH FLOWS FROM OPERATING
ACTIVITIES
  Net profit (loss)                    $(305,328)    $(996,458)
$(193,196)        $(275,218)      $(2,676,889)
  Amortization and depreciation           75,600        77,600           37,800
           23,000           312,664
  Consulting fees                                      306,250
           50,000           305,250
  Compensation agreement                               125,000
                            125,000
  Retirement of debt (Note 9)
          126,500          (126,500)
Adjustments   to   reconcile   net
income to    net cash
  Accounts receivable                   (55,234)        38,079            3,722
          (13,714)          (48,214)
  Inventory                             (19,420)         5,250            2,923
          (28,741)          (51,042)
  Prepaid expenses                      (40,683)        15,089            7,391
 Accounts payable                       (36,151)       (30,828)           5,489
           (5,421)           27,827
                                        --------       --------
--------          --------        ----------
TOTAL CASH FLOWS FROM OPERATIONS       (381,216)       460,018
(135,871)         (123,594)       (2,131,904)
CASH FLOWS FROM FINANCING
ACTIVITIES
  Convertible debenture                 446,278        693,000          180,500
         (132,000)        1,407,000
  Notes payable                                        (89,258)
                            126,500
  Sale of  stock                                       150,000
        1,481,903         2,209,819
  Issuance of stock for services                        61,006
                             99,253
                                         -------       --------         -------
        ---------         ----------
TOTAL CASH FLOWS FROM FINANCING         446,278        814,717          180,500
        1,349,903         3,842,572
ACTIVITIES
CASH FLOWS FROM INVESTING
ACTIVITIES
  Patent costs
           (2,000)           (2,000)
  Investments short term
       (1,411,866)       (1,411,866)
  Capital assets
          (61,496)         (108,323)

           -------          --------
TOTAL CASH FLOWS FROM INVESTING
       (1,475,362)       (1,522,189)
ACTIVITIES
NET INCREASE (DECREASE) IN CASH           65,062       354,699           44,629
         (249,053)          188,479
CASH BALANCE BEGINNING OF PERIOD         147,895        82,833           82,833
          437,532            -0-
                                         -------        ------           ------
          -------           -------
CASH BALANCE END OF PERIOD               $82,833      $437,532          $38,204
         $188,479          $188,479
                                         =======       =======           ======
         ========          ========

                See accompanying notes to financial statements.

                         AMERICAN BIO MEDICA CORPORATION
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY


      Deficit

     accumulated

       during

     development
                           Common      Common      Preferred      Additional
paid       stage        Total
                            Stock       Stock        Stock           in capital
                            ------     -------     ---------
------------      ---------      ------              Total

   4-10-1986(1)          1,600,000     $16,000                         $11,727
                     $27,727
   4-11-1986(1)            200,000       2,000
                       2,000
   4-30-1986              Net Loss
        $(612)          (612)
                         ---------      ------                          ------
        ------        -------
   4-30-1986             1,800,000      18,000                          11,727
         (612)        29,115

   7-9-1986(2)             200,000       2,000                          42,888
                      44,888
   4-30-1987(3)            360,935       3,609                         357,326
                     360,935
   4-30-1987(4)                                                         74,854
                      74,854
   4-30-1987              Net Loss
      (45,981)       (45,981)
                         ---------      ------                         -------
       -------       -------

   4-30-1987             2,360,935      23,609                         337,087
      (45,369)       406,065


   4-30-1988(5)                                                         67,056
                      67,056
   4-30-1988              Net loss
     (417,760)      (417,760)
                          --------      ------                          ------
     ---------      --------
   4-30-1988             2,360,935      23,609                         404,143
     (372,391)        55,361

   4-30-1989                25,000         250                           6,000
                       6,250
   4-30-1989              Net loss
      (51,677)        51,677
                          --------       ------                         ------
      --------        -------
   4-30-1989(5)                                                         19,520
                      19,520



   4-30-1989             2,385,935      23,859                         429,663
     (424,068)        29,454

   4-30-1990            Net profit
      (13,352)        13,352
                        ----------
      --------        ------

   4-30-1990             2,385,935      23,859                         429,663
     (437,420)        16,102

   4-30-1991(9)            742,000       7,420                         193,229
                     200,649
   4-30-1991              Net loss
     (419,654)      (419,654)
                          --------       -----                         -------
     --------        --------

   4-30-1991             3,127,935      31,279                         622,892
     (857,074)       202,903

  4-30-1992(6)             474,800       4,748
                       4,748
  4-30-1992               Net loss
      (51,194)       (51,194)
                          --------      ------                         -------
     ---------      --------

  4-30-1992              3,602,735      36,027                         622,892
     (908,268)       249,349



    Deficit

  accumulated

    during

  development
                          Common        Common      Preferred    Additional
paid     stage
     Date                  Stock         Stock        Stock         in capital
                      Total
    ------                 -----         -----        ------
--------------   ----------        -------

 4-30-1992               3,602,735      36,027                         622,892
     (908,268)       249,349

 4-30-1993(12)           1,717,771      17,177                          11,833
                      29,010
 4-30-1993(7)            6,029,872      60,299                          90,448
                     150,747
 4-30-1993              Net profit
       (42,374)      (42,374)
                        ----------     -------                         -------
       --------      --------
 4-30-1993              11,350,378    $113,503                        $725,173
      (950,642)     $111,966
 4-30-1994              Net loss
      (149,243)     (149,243)
                        ----------     -------                         -------
     ----------     ---------
 4-30-1994              11,350,378     113,503                         725,173
    (1,099,885)      261,209
 10-18-1995(8)           3,000,000      30,000                          30,000
 4-30-1995
      (305,328)     (305,328)
 4-30-1995               8,350,378      83,503                         755,173
    (1,405,213)      566,537
 11-3-1995                 500,000       5,000                         120,000
                     125,000
 4-30-1996(10)           1,700,002      17,000                       1,258,000
                   1,275,000
 4-30-1996(11)              25,000         250                          24,750
                      25,000
 4-30-1996(12)             250,000       2,500                         122,500
                     125,000
 4-30-1996(13)             489,181       4,892                          56,083
                      60,975
 4-30-1996(14)             125,000       1,250                          61,250
                      62,500
 4-30-1996(15)             100,000       1,000                          64,000
                      65,000
 4-30-1996(16)             550,000       5,500                         173,250
                     178,750
 4-30-1996                Net loss
      (996,458)     (996,458)
                        ----------     -------                       ---------
     ----------     ---------
 4-30-1996              12,089,561    $120,895                      $2,635,006
    (2,401,671)     $354,230
 Unaudited
 6-4-1996                   11,333         113                           8,387
                       8,500
 6-4-1996                   25,000         250                          24,750
                      25,000
 7-31-1996(10)             176,000       1,760                         130,240
                     132,000
 7-31-1996(10)              13,333         133                           9,867
                      10,000
 7-31-1996(14)             100,000       1,000                          49,000
                      50,000
 7-31-1996(17)              32,000         320                          31,680
                      32,000
 7-31-1996(18)             100,000       1,000                          99,000
                     100,000
 9-9-1996(17)               18,000         180                          17,820
                      18,000
 9-23-1996(19)                                             $1        1,409,999
                   1,410,000
 9-30-1996                Net loss
      (275,218)     (275,218)
                        ==========    ========             ==       ==========
   ============   ===========
9-30-1996               12,565,227    $125,651             $1       $4,415,749
   $(2,676,889)   $1,864,512

     (1) Issuance of Common Shares for initial capital contribution

     (2) Sale of Common Shares through private placement at $.25 per share

     (3) Sale of Common Shares through Unit offering at $1.00 per Unit plus one warrant

     (4) Write off of related offering expense

     (5) Forgiveness of salary

     (6) Sale of Common Shares at $.001 par value for cash

     (7) Common Shares issued pursuant to acquisition

     (8) Return of Common Shares by Edmund Jaskiewicz

     (9) Issuance of Common Shares to Jay Bender pursuant to employment contract at $.25 per share.

     (10) Common Shares issued for conversion of debt

     (11) Common Shares issued pursuant to sale of 25,000 Units

     (12) Common Shares issued for Warrant conversion at $.50

     (13) Common Shares issued in consideration for services under Regulation D at $.125 per share

     (14) Common Shares issued pursuant to Rule 504 at $.50 per share

     (15) Common Shares issued under Rule 504 at $.65 per share

     (16) Common Shares issued pursuant Regulation D at $.325 per share

     (17) Common Shares issued upon exercise of "B" Warrants

     (18) Common Shares issued upon exercise of "A" Warrants

     (19) Shares of preferred stock for $1,500,000 less $90,000 in offering expense











                 See accompanying notes to financial statements.

                         AMERICAN BIO MEDICA CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

     NOTE A--BASIS OF PRESENTATION

     In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the condensed balance sheet as of October 31, 1996 and the related statements of operations and deficit for each of the six months in the period ended October 31, 1995 and 1996.

     NOTE B--EARNINGS PER SHARE

     Earnings per share have been computed on the basis of total number of shares outstanding. The total number of shares outstanding at October 31, 1995 and 1996 was 12,565,227 for each period.

     NOTE B--COMMITMENTS and CONTINGENT LIABILIES

     a. Leased Office Space

     The Company leases 2,200 square feet of office and warehouse space from an unrelated party on a month to month basis at $400 per month.

     b. Lawsuits

     1. In February, 1994, Robert Friedenberg, as owner of the two medical technology companies, MDI and Gendex, acquired by the Company, in the name of these corporations, filed suit to have the Share Exchange Agreement rescinded on the grounds of breach of contract. In order to avoid the imposition of damages against it, the Company filed cross claim, in July, 1994, against Dr.
Friedenberg, seeking enforcement of the Share Exchange Agreement. In November, 1995, after a trial, the court dismissed Dr. Friedenberg's lawsuit and allowed the Company's cross claim to proceed to trial. The Company never issued any Common Shares to Dr. Friedenberg pursuant to the Share Exchange Agreement and has rescinded the transaction.

     2. In June, 1995, the Company filed a lawsuit against Jackson Morris, Dr. Friedenberg's counsel, for the breach of attorney-client relationship and his fiduciary duty and negligence in representing the Company in matters relating to Dr. Friedenberg and in the preparation of the Share Exchange Agreement. The Company's lawsuit demands damages in the amount of $1,000,000.

     NOTE C--Preferred Stock

     The Company amended its certificate of incorporation authorizing the issuance of 5,000,000 shares of preferred stock $.01 par value each. The board of directors of the Company has the authority, without further action by the holders of the outstanding Common Shares, to issue preferred shares from time to time in one or more classes or series, to fix the number of shares constituting any class or series and the stated value thereof, if different from the par value, and to fix the terms of any such series or class, including dividend rights, dividend rates, con version or exchange rights, voting rights, rights and terms of redemption (including sinking fund provisions), the redemption price and the liquidation preference of such class or series.

                         AMERICAN BIO MEDICA CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

     The Company sold 150 8% Cumulative Convertible Series A Preferred Shares for an aggregate of $1,500,000 ($10,000 per share) less commissions of $90,000 and $5,000 in offering expenses for a net consideration of $1,405,000. Each Preferred Share is convertible into Common Shares pursuant to the following formula: $10,000 divided by the lesser of $6.07 or 75% of the average of the daily closing bid prices for the five consecutive trading days ending on the trading day prior to the day on which preferred shares are converted to Common Shares. All accrued but unpaid dividends are payable in cash. The Company has agreed to register the Common Shares underlying the preferred shares within 180 days of the date of purchase, September 23, 1996.

     The Company has reserved a maximum of 600,000 Common Shares for the conversion of Preferred Shares.

     The Company has issued 24,712 Common Share purchase warrants. The Warrants are exercisable at $6.07 per share for a period of two years from the date of an effective registration statement relating to the underlying Common Shares.

     On July 23, 1996, the Company filed a registration statement on Form 10-SB pursuant to the Securities Exchange Act of 1934 ("Exchange Act"). That registration statement became effective on September 21, 1996 and, as a result, the Company is subject to the informational requirements of said act and files reports, proxy statements, and other information with the Securities and Exchange Commission.

     The Company is involved in the preparation of offering documents relating to a registration statement on Form SB-2 the purpose of which is to register 600,000 Common Shares underlying the conversion of the Preferred Shares and 24,712 underlying the exercise of the Warrants.

NOTE D -- Secured Loan

     On March 9, 1990, the Company entered into an security agreement with a finance company (the "Finance Company"), to borrow money secured by the Company's receivables evidenced by invoices. At the time, the Company was engaged in selling educational books to municipal school districts and public libraries throughout the United States. The Finance Company agreed to lend an amount equal to 60% of the net value of all the Company's accounts receivable. Accounts receivable funding ceased as of July 31, 1990.

                         AMERICAN BIO MEDICA CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

     The Company instituted a lawsuit against the Finance Company on November 26, 1990 for damages due to its failure lend to the 60% credit limit based on its calculations and for forgiveness of the loan based on the Finance Company's charging, based on its own billings, at an interest rate in excess of the rate of 25% per annum as prescribed in the sections dealing with usury in New York Penal State Law. Although company counsel had opined that the Company would prevail in the action and that all indebtedness incurred in the principal amount $126,500 plus interest and fees would be voided by reason of the Finance Company's violation of the usury provisions of the Penal Law, by agreement between the Company and the Finance Company, the lawsuit was withdrawn without prejudice as the Company, at that time, lacked the resources for protracted litigation. In April, 1996, the obligation, if any, to the Finance Company became barred by New York State's six-year statute of limitations. The Board of Directors of the Company has elected to write-off the obligation.

     NOTE E -- Nonstatutory Option Plan

     The Company has adopted the Fiscal 1996 Nonstatutory Stock Option Plan (the "Plan"). 2,000,000 Common Shares were reserved under the Plan. The Plan is administered by the Board of Directors.

     Stock options under the Plan may be granted to employees, officers, directors, consultants of the Company or any other parties who have made a significant contribution to the business and success of the Company. The exercise price under the Plan may be more, equal to or less than the then current market price of the Common Shares as deemed to be appropriate.

     As of July 31, 1995, the Company has issued 1,500,000 options pursuant to the 1996 Nonstatutory Option Plan. All options are exercisable for a period of three years at $3.00 per share. The company has reserved 1,500,000 Common Shares for the exercise of these options.

     NOTE F -- Public Relations Agreement

     In February, 1996, the Company entered into an agreement with OTC Communications ("OTC") for financial public relations and communications services to the Company and to serve when requested as the Company's liaison and spokesman to the financial and investment community. In March, 1996, the Company granted to OTC the right to receive 100,000 Common Shares at a value of $.65 per share for a total consideration of $65,000 in lieu of initial payment, monthly retainers or expense reimbursement, including communications and mailing for a period of one year and 550,000 Common Shares for years 2 and 3 under Regulation D to the Securities Act at a consideration of $.325 per share representing 1/2 the market price of the Common Shares at the date of the Contract, March 14, 1996, 50,000 shares allocated to expense reimbursement and 500,000 shares allocated to public relations consulting. The Company agreed to value the 550,000 shares at 1/2 market price in consideration of OTC receiving unregistered Common Shares and the risk of the holding period until they may be sold publicly. Certificates representing the 100,000 Common Shares were issued in July, 1996. As of October 31, 1996, certificates representing the 550,000 Common Shares had been authorized but not issued.

                        AMERICAN BIO MEDICA CORPORATION
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS

     The Company has also issued to OTC 500,000 "A" Options which are are exercisable at $1.00 through March 14, 1999 and 500,000 "B" Options, which are exercisable at $2.00 through March 14, 1999. Until a registration statement relating to the Common Shares underlying the Options is effective, certificates representing the shares into which the Options are exercised will bear a legend restricting transfer in the absence of an effective registration with the Commission or an exemption therefrom.

     NOTE G -- Sale of Common Stock

     On June 4, 1996, the Company sold $8,500 of convertible debentures and converted them in to 11,333 Common Shares.

     On June 4, 1996, the Company sold $25,000 of Common Shares at $1.00 through the exercise of 25,000 "A" Warrants.

     As of July 31, 1996, the Company had converted the balance of the outstanding convertible debentures in the amount of $132,000 into 176,000 Common Shares at $.75 per share.

     As of July 31, 1996, the Company sold $10,000 of convertible debentures and converted them in to 13,333 shares of common stock.

     As of July 31, 1996, the Company sold an additional convertible debenture in the amount of $10,000 which was converted into 13,333 Common Shares at $.75 per share.

     As of July 31, 1996, the Company sold $100,000 of Common Shares at $1.00 through the exercise of 100,000
"A" Warrants.

     As of July 31, 1996, the Company sold $32,000 of Common Shares at $1.00 per share through the exercise of 32,000 "B" Warrants.

     As of July 31, 1996, the Company issued 50,000 Common Shares pursuant to a private placement under rule 504 of the Securities Act of 1933, as amended at $.50 per share for an aggregate consideration of $25,000.

     As of September 30, 1996, the Company sold 18,000 Common Shares at $1.00 per share through the exercise of 18,000 "B" Warrants.

                         AMERICAN BIO MEDICA CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


     NOTE H -- Employment Agreement

     a. Employment Agreement with Jay Bendis

     On November 3, 1995, the Company entered into a three year employment agreement with Jay Bendis, Vice-President-Marketing and Sales. Under this agreement, Mr. Bendis received an annual salary of $24,000 per year until April 30, 1996 and presently receives $48,000 per year thereafter. When the Company generates an aggregate of $500,000 gross revenues from the sale of biomedical products, Mr. Bendis' salary will be increased to $60,000 per year. In addition, to his salary, Mr. Bendis will receive a bonus equal to 2% of the gross revenus of the Company of $1,000,000 per fiscal year until such annual revenues reach $3,000,000, 1.5% of gross revenues between $3,000,000 and $5,000,000 per year and 1% thereafter.

     In addition, in consideration of past services valued at $125,000 or $.25 per share, Mr. Bendis received the right to receive 500,000 Common Shares. Certificates representing 400,000 Common Shares are to be held by the Company and shall not vest until the happening of the following events:

     100,000 shares upon the Company's achieving $1,000,00 in gross revenues from sales of biomedical products;

     100,000 shares upon the Company's achieving $2,000,00 in gross revenues from sales of biomedical products;

     100,000 shares upon the Company's achieving $3,000,00 in gross revenues from sales of biomedical products;

     100,000 shares upon the Company's achieving $4,000,00 in gross revenues from sales of biomedical products.

     Certificates representing shares which have not vested on or before April 30, 1998 (or the end of the next succeeding fiscal year in the event the Company changes its fiscal year) will be returned to the Company's stock transfer agent for cancellation. No bonuses will be paid or shares vest subsequent to any election by Mr. Bendis to terminate agreement or his discharge for cause from employment by the Company. Mr. Bendis also is entitled to receive health insurance, participating in stock option or similar plans or other benefits offered generally to management employees and reimbursement of out-of-pocket expenses.

                         AMERICAN BIO MEDICA CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


     b. Employment Agreement with Edmund Jaskiewicz

     On November 3, 1995, the Company entered into a three year employment agreement with Edmund Jaskiewicz, Executive Vice-President. Under this agreement, Mr. Jaskiewicz received an annual salary of $24,000 per year until April 30, 1996 and presently receives $48,000 per year thereafter. When the Company generates an aggregate of $500,000 gross revenues from the sale of biomedical products, Mr. Jaskiewicz' salary will be increased to $60,000 per year. In addition, to his salary, Mr. Jaskiewicz will receive a bonus equal to 2% of the gross revenues of the Company of $1,000,000 per fiscal year until such annual revenues reach $3,000,000, 1.5% of gross revenues between $3,000,000 and $5,000,000 per year and 1% thereafter. No bonuses will be paid or shares vest subsequent to any election by Edmund Jaskiewicz to terminate this agreement or his discharge for cause from employment by the Company. Mr. Jaskiewicz also is entitled to receive health insurance, participating in stock option or similar plans or other benefits offered generally to management employees and reimbursement of out-of-pocket expenses.

     c. Employment Agreement with Stan Cipkowski

     On November 3, 1995, the Company entered into a three year employment agreement with Stan Cipkowski, President. Under this agreement, Mr. Cipkowski received an annual salary of $36,000 per year until April 30, 1996 and presently receives $60,000 per year. When the Company generates an aggregate of $500,000 gross revenues from the sale of biomedical products, Mr. Cipkowski's salary will be increased to $72,000 per year. In addition, to his salary, Mr. Cipkowski will receive a bonus equal to 2% of the gross revenues of the Company of $1,000,000 per fiscal year until such annual revenues reach $3,000,000, 1.5% of gross revenues between $3,000,000 and $5,000,000 per year and 1% thereafter. No bonuses will be paid or shares vest subsequent to any election by Mr. Cipkowski to terminate agreement or his discharge for cause from employment by the Company. Mr. Cipkowski also is entitled to receive health insurance, participating in stock option or similar plans or other benefits offered generally to management employees and reimbursement of out-of-pocket expenses.

     ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (April 10, 1986) to October 31, 1996

Development  Stage Activities
-----------------------------

     Until 1991, the Company was involved in marketing educational books and software to schools and municipal libraries and audiovisual educational packages throughout the United States. In 1991, the Company reduced its concentration on this market because of competition, increasing costs of doing business and slow collections from municipalities and sought new technologies in emerging markets. The Company has continued one small segment of its original business, that of selling audiovisual packages to libraries. The Company has been a development stage enterprise since its date of business reformulation in September, 1992 when the Company entered the biotechnology field through the acquisition of technologies of three companies. Subsequently, the acquisition of two of these companies was rescinded. With the technology gained through the acquisition of Protein Resources, Inc., the development of proprietary drug testing technology, and the employment of medical and marketing specialists in the field of drug testing, the Company has developed products, field and market tested these products, applied for patents and copyrights and has begun initial shipments of product. These activities have been funded through the sale of convertible debentures aggregating $1,407,000. As of October 31, 1996, all of the convertible debentures had been converted to Common Shares at $.75 per share. The Company has not as yet generated sufficient revenues during its limited operating history to meet its ongoing operating expenses. The Company sold additional convertible debentures for $18,500 and received $175,000 through the exercise of 143,000 "A" warrants at $1.00 and 32,000 "B" warrants at $1.00 per share. As of September 30, 1996, the Company also sold 150 shares of convertible preferred shares at $10,000 per share for an aggregate consideration of $1,500,000 and net proceeds of $1,405,000.

     Results of Operations for the six months ended October 31, 1996 as compared to the six months ended October 31, 1995.
--------------------------------------------------------------------------------

     Revenues from the book segment of the business were $82,416 for the year six months ended October 31, 1995 as compared to $17,123 for the six months ended October 31, 1996 representing a decrease of $65,293 or 79.2%. This decrease in book sales is directly attributable to the Company's reorganization of its telemarketing activities. Costs of goods sold for the six months ended October 31, 1995 were $26,373 as compared to $5,565 for the six months ended October 31, 1996 representing a cost of goods sold percentage of 32.0 % for the six months ended October 31, 1995 as compared to 32.5% for the six months ended October 31, 1996. Revenues from the initial sales of drug testing kits were $31,464 for the six months ended October 31, 1996. Costs of goods sold for the six months ended October 31, 1996 was $20,213 or 64.2%. This high level of costs of materials is the result of initial shipments of drug testing kits manufactured in small lots of materials and supplies. General and administrative costs for the six months ended October 31, 1996 were $336,113, an increase of 504% over expenses of $66,672 for the six months ended October 31, 1995. These increased costs are the result of increased labor costs for office personnel and consulting expenses of $75,000. Research and development expenses of $66,750 for the six months ended October 31, 1996 decreased by $31,651 or 32.2% less than the amount expended of $98,401 for the six months ended October 31, 1995. This decrease in expenses is the result of gradual completion of development of the products drug testing delivery system, experimentation and improvement of active ingredient test chemicals, laboratory and field trial testing.

     Liquidity And Capital Resources As Of The End Of Fiscal Period Ending October 31, 1996.
--------------------------------------------------------------------------------
     The Company's cash balance was $188,479 with $1,411,866 in treasury bills and certificates of deposit invested for six months and working capital was $1,671,774 as at October 31, 1996. These balances are the result of the sale and conversion of additional convertible debentures for $18,500 and has received $175,000 through the exercise of 143,000 "A" warrants at $1.00 and 32,000 "B" warrants at $1.00 per share. As of October 31, 1996, the Company also sold 150 shares of convertible preferred shares at $10,000 per share for an aggregate consideration of $1,500,000. The Company has expended $631,936 to date for the research and development of its biomedical products.

     Management believes that the present cash balance will pay the ongoing cost of entering the workplace drug testing business. Management believes that until profitable operations are achieved, the Company must expend resources (albeit on a decreasing basis) on research and development, design and marketing of its workplace drug test kit.

                                     PART II

                                OTHER INFORMATION

     Item 1. Legal Proceedings.

     1. In February, 1994, Robert Friedenberg, as owner of the two medical technology companies, MDI and Gendex, acquired by the Company, in the name of these corporations, filed suit to have the Share Exchange Agreement rescinded on the grounds of breach of contract. In order to avoid the imposition of damages against it, the Company filed cross claim, in July, 1994, against Dr.
Friedenberg, seeking enforcement of the Agreement of Exchange. In November, 1995, after a trial, the court dismissed Dr. Friedenberg's lawsuit and allowed the Company's cross claim to proceed to trial. The Company never issued any Common Shares to Dr. Friedenberg pursuant to the Share Exchange Agreement and has rescinded the transaction.

     2. In June, 1995, the Company filed a lawsuit against Jackson Morris, Dr. Friedenberg's counsel, for the breach of attorney-client relationship and his fiduciary duty and negligence in representing the Company in matters relating to Dr. Friedenberg and in the preparation of the Share Exchange Agreement. The Company's lawsuit demands damages in the amount of $1,000,000.

     Item 2. Changes in Securities

     The Company amended its certificate of incorporation authorizing the issuance of 5,000,000 shares of preferred stock, $.01 par value each. The board of directors of the Company has the authority, without further action by the holders of the outstanding Common Shares, to issue preferred shares from time to time in one or more classes or series, to fix the number of shares constituting any class or series and the stated value thereof, if different from the par value, and to fix the terms of any such series or class, including dividend rights, dividend rates, conversion or exchange rights, voting rights, rights and terms of redemption (including sinking fund provisions), the redemption price and the liquidation preference of such class or series.

     The Company sold 150 convertible preferred shares for $10,000 per share for an aggregate consideration of $1,500,000 less $90,000 in commissions and $5,000 in offering expenses for a net consideration of $1,405,000. Each Preferred Share is convertible into Common Shares pursuant to the following formula: $10,000 divided by the lesser of $6.07 or 75% of the average of the daily closing bid prices for the five consecutive trading days ending on the trading day prior to the day on which Preferred Shares are converted to Common Shares. All accrued but unpaid dividends are payable in cash. The Company has agreed to register the Common Shares underlying the preferred shares within 180 days of the date of purchase, September 23, 1996.

     The Company has reserved a maximum of 600,000 Common Shares for the conversion of Preferred Shares.

     The Company has issued 24,712 Common Share purchase warrants. The Warrants are exercisable at $6.07 per share for a period of two years from the date of an effective registration statement relating to the underlying Common Shares.

     On July 23, 1996, the Company filed a registration statement on Form 10-SB pursuant to the Securities Exchange Act of 1934 ("Exchange Act"). That registration statement became effective on September 21, 1996 and, as a result, the Company is subject to the informational requirements of said act and files reports, proxy statements, and other information with the Securities and Exchange Commission.

     The Company is involved in the preparation of a registration statement on Form SB-2 the purpose of which is to register 600,000 Common Shares underlying the conversion of the Preferred Shares and 24,712 Common Shares underlying the exercise of the Warrants.

     Item 3. Defaults upon Senior Securities

     None.

     Item 4. Submission of Matters to a Vote of Security-Holders

     Holders of a majority of the issued and outstanding Common Shares approved a resolution of the Board of Directors which authorized 5,000,000 Preferred Shares, $.01 par value per share.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         AMERICAN BIO MEDICA CORPORATION
                                                  (Registrant)

                                            s/Stan Cipkowski
                                            ----------------
                                             Stan Cipkowski,
                                             President and Principal
                                             Executive Officer and
                                             Principal Financial Officer



     Dated: November 22, 1996