Form 10QSB/A
period 1996-10-31
AMERICAN BIO MEDICA CORP
filed 1996-12-26
CIK 896747

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB-1A

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended October 31, 1996.

     [ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

     For the transition period from                      to

     Commission File Number: 0-28666


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

                                     PART I

                              FINANCIAL INFORMATION

     Item 1. Financial Statements

     The condensed financial statements for the periods ended October 31, 1996 included herein have been prepared by American Bio Medica Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). In the opinion of management, the statements include all adjustments necessary to present fairly the financial position of the Company as of October 31, 1996, and the results of operations and cash flows for the six month periods ended October 31, 1995 and 1996.

     The Company's results of operations during the six months of the Company's fiscal year are not necessarily indicative of the results to be expected for the full fiscal year.

                         AMERICAN BIO MEDICA CORPORATION
                          (A Development Stage Company)
                                  BALANCE SHEET

                                                                October 31, 1996
                                                 April 30, 1996  (unaudited)
                                                 --------------  --------------

                                             Assets

Current assets
  Cash                                              $437,532          $188,479
  Investments-short term                                             1,411,866
  Accounts receivable                                 34,500            48,214
  Inventory                                           22,301            51,042
                                                      ------            ------
  Current assets                                     494,333         1,699,601

Capital assets-net                                    20,575            78,073

Other assets
  License rights                                     110,070            92,070
  Patent-costs                                        21,000            22,595
                                                      ------            ------
  Total other assets                                 131,070           114,665
                                                     -------           -------
Total assets                                        $645,978        $1,892,339
                                                    ========        ==========

                      Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable and accrued expenses              $33,248          $ 27,827
  Notes payable
  Convertible debenture payable                      132,000
                                                     -------            ------
Total current liabilities                            165,248            27,827

Long term liabilities
  Convertible debenture payable
  Note payable                                       126,500
                                                     -------
  Total long term liabilities                        126,500

Capital stock
  Capital stock-authorized 30,000,00
   Common Shares,  par value $.01 each,
   at April 30, 1995 and 1996 and
   October 31, 1996, the shares
   outstanding were 8,350,378, 12,089,561
   and 12,565,227 respectively.                      120,895           125,651

Preferred stock-authorized 5,000,000
   preferred shares,  par value $.01 each
   at October 31, 1996, the number of shares
   outstanding was 150                                                       1

Additional paid in capital                          2,635,006        4,415,749
  Deficit accumulated during development stage     (2,401,671)      (2,676,889)
                                                   -----------      -----------
Total stockholders' equity                            354,230        1,864,512
                                                   -----------      -----------
Total liabilities and stockholders' equity           $645,978       $1,892,339
                                                   ===========      ===========

                 See accompanying notes to financial statements.

                         AMERICAN BIO MEDICA CORPORATION
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS

                                       For the six    For the six   Inception
                   For the   For the   months ended   months ended,  April 10,
                 year ended year ended   October 31,  October 31      1986 to
                  April 30,  April 30,      1995        1996        October 31,
                    1995       1996     (unaudited)  (unaudited)      1996
                    ----       ----     -----------  -----------     ----------

Income             $137,891   $158,105     $82,416       $48,587     $5,389,882
Less cost of
 goods sold          45,204     96,444      26,373        25,778      3,149,900
                    -------     ------      ------        ------      ---------

Gross profit         92,687     61,661      56,043        22,809      2,239,982

Operations:
  General and
   administrative   129,719    518,826      66,672       336,113      3,757,056
  Depreciation and
   amortization      75,600     77,600      37,800        23,000        312,664
  Research and
   development      135,412    358,844      98,401        66,750        631,936

                    -------    -------      ------        ------
--------
 Total expense      340,731    955,270     202,873       425,863      4,701,656

 Loss before
   other income    (248,044)  (893,609)   (146,830)     (403,054)    (2,461,674)
Other income
   and expenses
  Retirement of
   debt (Note 9)                                         126,500        126,500
  Interest income    10,145        356       1,200         1,336         15,356
  Interest expense  (67,429)  (103,205)    (47,566)                   (357,071)

                     ------    -------      ------        ------        -------
  Total other income(57,284)  (102,849)    (46,366)      127,836
(215,215)
    and expenses
                    -------   ---------   --------      ---------    ----------
Net Profit (Loss) $(305,328) $(996,458)  $(193,196)    $(275,218)   $(2,676,889)
 from operations
                   =========  =========  ==========    ==========
===========
Net income (loss)
 per share           $(0.02)    $(0.08)     $(0.02)       $(0.02)        $(0.21)
                   =========  =========  ==========    ==========    ===========
Number of shares
 outstanding     12,565,227 12,565,227  12,565,227    12,565,227     12,565,227

                 ========== ==========  ==========    ==========     ==========





                 See accompanying notes to financial statements.

                         AMERICAN BIO MEDICA CORPORATION
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

                                             For the     For the
                        For the    For the  six months  six months    Inception
                         year       year      ended        ended      April 10,
                        ended       ended    October      October     1986) to
                       April 30,  April 30,  31, 1995      1996      October 31,
                        1995        1996   (unaudited)  (unaudited)      1996
                        ----        ----   ----------    ----------   ---------

CASH FLOWS FROM
 OPERATING ACTIVITIES
  Net profit (loss)  $(305,328)  $(996,458) $(193,196)  $(275,218)  $(2,676,889)
  Amortization
   and depreciation     75,600      77,600     37,800      23,000       312,664
  Consulting fees                  306,250                 50,000       356,250
  Compensation
   agreement                       125,000                              125,000
  Retirement of debt
   (Note 9)                                               126,500      (126,500)
Adjustments to
 reconcile net
 income to net cash
  Accounts receivable  (55,234)     38,079      3,722     (13,714)      (48,214)
  Inventory            (19,420)      5,250      2,923     (28,741)      (51,042)
  Prepaid expenses     (40,683)     15,089      7,391
 Accounts payable      (36,151)    (30,828)     5,489      (5,421)       27,827

                       --------    --------     -----      -------       ------
TOTAL CASH FLOWS
 FROM OPERATIONS      (381,216)   (460,018)  (135,871)   (123,594)   (2,080,904)
CASH FLOWS
 FROM FINANCING
ACTIVITIES
  Convertible
   debenture           446,278     693,000    180,500    (132,000)    1,407,000
  Notes payable                    (89,289)                             126,500
  Sale of  stock                   150,000              1,481,903     2,209,819
  Issuance of
   stock for services               61,006                               99,253

                       -------     -------    -------   ---------     ---------
TOTAL CASH FLOWS
 FROM FINANCING        446,278     814,717    180,500   1,349,903     3,842,572
ACTIVITIES
CASH FLOWS
 FROM INVESTING
ACTIVITIES
  Patent costs                                             (2,000)       (2,000)
  Investments
   short term                                          (1,411,866)   (1,411,866)
  Capital assets                                          (61,496)     (159,323)
                                                          --------     ---------
TOTAL CASH FLOWS
 FROM INVESTING                                        (1,475,362)   (1,573,189)
ACTIVITIES
NET INCREASE
 (DECREASE) IN CASH     65,062     354,699     44,629    (249,053)      188,479
CASH BALANCE
 BEGINNING OF PERIOD   147,895      82,833     82,833     437,532          -0-
                       -------      ------     ------     -------       -------
CASH BALANCE
 END OF PERIOD         $82,833    $437,532    $38,204    $188,479      $188,479
                       =======    ========    =======    ========      ========


                See accompanying notes to financial statements.

                         AMERICAN BIO MEDICA CORPORATION
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                            Deficit
                                                          accumulated
                                                            during
                                               Additional development
               Common     Common    Preferred    paid in     stage      Total
  Date         Stock      Stock       Stock      capital
  ----         -----      -----       -----      -------   ---------    ------

4-10-1986(1)  1,600,000   $16,000                $11,727               $27,727
4-11-1986(1)    200,000     2,000                                        2,000
4-30-1986      Net Loss                                      $(612)       (612)
               --------     -----                 ------     ------    -------
4-30-1986     1,800,000    18,000                 11,727      (612)     29,115

7-9-1986(2)     200,000       2,000               42,888                44,888
4-30-1987(3)    360,935       3,609              357,326               360,935
4-30-1987(4)                                      74,854                74,854
4-30-1987      Net Loss                                     (45,981)   (45,981)
               --------      ------              -------    -------    -------


4-30-1987     2,360,935      23,609              337,087    (45,369)   406,065


4-30-1988(5)                                      67,056                67,056
4-30-1988      Net loss                                    (417,760)  (417,760)
               --------      ------               ------  ---------   --------

4-30-1988     2,360,935      23,609              404,143   (372,391)    55,361

4-30-1989        25,000         250                6,000                 6,250
4-30-1989      Net loss                                     (51,677)   (51,677)
4-30-1989(5)                                      19,520                19,520
              ---------      ------              -------    -------    -------

4-30-1989     2,385,935      23,859              429,663   (424,068)    29,454

4-30-1990      Net loss                                     (13,352)   (13,352)

              ---------    --------              -------   --------    -------


4-30-1990     2,385,935      23,859              429,663   (437,420)    16,102

4-30-1991(9)    742,000       7,420              193,229               200,649
4-30-1991      Net loss                                    (419,654)  (419,654)
               --------       -----              -------   --------   --------


4-30-1991     3,127,935      31,279              622,892   (857,074)   202,903

4-30-1992(6)    474,800       4,748                                      4,748
4-30-1992      Net loss                                     (51,194)   (51,194)
               --------      ------              -------  ---------   --------


4-30-1992     3,602,735      36,027              622,892   (908,268)   249,349

                                                            Deficit
                                                          accumulated
                                                            during
                                               Additional development
               Common     Common    Preferred    paid in     stage      Total
  Date         Stock      Stock       Stock      capital
  ----         -----      -----       -----      -------   ---------    ------

4-30-1992     3,602,735      36,027               622,892   (908,268)   249,349
4-30-1993(12) 1,717,771      17,177                11,833                29,010
4-30-1993(7)  6,029,872      60,299                90,448               150,747
4-30-1993    Net profit                                      (42,374)   (42,374)
             ----------     -------               -------   --------    -------

4-30-1993    11,350,378    $113,503              $725,173   (950,642)  $111,966
4-30-1994      Net loss                                     (149,243)  (149,243)
               --------     -------              -------    --------  ---------

4-30-1994    11,350,378     113,503               725,173 (1,099,885)   261,209
10-18-1995(8 (3,000,000)    (30,000)                                    (30,000)
4-30-1995                                                   (305,328)
(305,328)
             ----------     -------               -------  ---------   --------
4-30-1995     8,350,378      83,503               755,173 (1,405,213)   566,537

11-3-1995       500,000       5,000               120,000               125,000
4-30-1996(10) 1,700,002      17,000             1,258,000             1,275,000
4-30-1996(11)    25,000         250                24,750                25,000
4-30-1996(12)   250,000       2,500               122,500               125,000
4-30-1996(13)   489,181       4,892                56,083                60,975
4-30-1996(14)   125,000       1,250                61,250                62,500
4-30-1996(15)   100,000       1,000                64,000                65,000
4-30-1996(16)   550,000       5,500               173,250               178,750
4-30-1996      Net loss                                     (996,458)  (996,458)
               --------     -------             ---------  ---------  ---------

4-30-1996    12,089,561    $120,895            $2,635,006 (2,401,671)  $354,230
 Unaudited
6-4-1996         11,333         113                 8,387                 8,500
6-4-1996         25,000         250                24,750                25,000
7-31-1996(10)   176,000       1,760               130,240               132,000
7-31-1996(10)    13,333         133                 9,867                10,000
7-31-1996(14)   100,000       1,000                49,000                50,000
7-31-1996(17)    32,000         320                31,680                32,000
7-31-1996(18)   100,000       1,000                99,000               100,000
9-9-1996(17)     18,000         180                17,820                18,000
9-23-1996(19)                               $1  1,409,999             1,410,000
10-31-1996     Net loss                                     (275,218)  (275,218)
               --------     -------         --  ---------  ---------  ---------

10-31-1996   12,565,227    $125,651         $1 $4,415,749 $2,676,889)$1,864,512
             ==========    ========         ==  =======   =========== ==========

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

                         AMERICAN BIO MEDICA CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

     NOTE A--BASIS OF PRESENTATION

     In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the condensed balance sheet as of October 31, 1996 and the related statements of operations and deficit for the six month periods ended October 31, 1995 and 1996.

     NOTE B--EARNINGS PER SHARE

     Earnings per share have been computed on the basis of total number of shares outstanding as of October 31, 1996. The total number of shares outstanding at October 31, 1995 and 1996 was 12,565,227 for each period.

     NOTE B--COMMITMENTS and CONTINGENT LIABILIES

     a. Leased Office Space
        -------------------

     The Company leases 2,200 square feet of office and warehouse space from an unrelated party under an oral agreement on a month to month basis at $400 per month.

     b. Lawsuits
     -----------

     1. In February, 1994, Robert Friedenberg, as owner of the two medical technology companies, MDI and Gendex, acquired by the Company, in the name of these corporations, filed suit to have the Agreement of Exchange rescinded on the grounds of breach of contract. In order to avoid the imposition of damages against it, the Company filed a cross claim, in July, 1994, against Dr.
Friedenberg, seeking enforcement of the Agreement of Exchange. In November, 1995, after a trial, the court dismissed Dr. Friedenberg's lawsuit and allowed the Company's cross claim to proceed to trial. A pretrial hearing was held in December, 1996 which set a trial date of April 28, 1997. In September, 1996, Dr. Friedenberg died. The implications of his death vis-a-vis the lawsuit cannot be assessed at this time.

     2. In June, 1995, the Company filed a lawsuit against Jackson Morris, Dr. Friedenberg's counsel, for the breach of attorney-client relationship and his fiduciary duty and negligence in representing the Company in matters relating to Dr. Friedenberg and in the preparation of the Share Exchange Agreement. The Company's lawsuit demands damages in the amount of $1,000,000. The court has set a trial date of September 14, 1998.

     NOTE C--Preferred Stock

     The Company amended its certificate of incorporation to authorize the issuance of 5,000,000 preferred shares, $.01 par value each ("Preferred
Shares"). The board of directors of the Company has the authority, without further action by the holders of the outstanding Common Shares, to issue Preferred Shares from time to time in one or more classes or series, to fix the number of shares constituting any class or series and the stated value thereof, if different from the par value and to fix the terms of any such series or class, including dividend rights, dividend rates, conversion or exchange rights, voting rights, rights and terms of redemption (including sinking fund provisions), the redemption price and the liquidation preference of such class or series.

                         AMERICAN BIO MEDICA CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

     The Company sold 150 8% Cumulative Convertible Series A Preferred Shares for an aggregate of $1,500,000 ($10,000 per share) less commissions of $90,000 and $5,000 in offering expenses for net consideration of $1,405,000. Each Preferred Share is convertible into Common Shares pursuant to the following formula: $10,000 divided by the lesser of $6.07 or 75% of the average of the daily closing bid prices for the five consecutive trading days ending on the trading day prior to the day on which preferred shares are converted to Common Shares. All accrued but unpaid dividends are payable in cash. The Company has agreed to register the Common Shares underlying the Preferred Shares on or before March 22, 1997.

     The Company has reserved a maximum of 600,000 Common Shares for the conversion of Preferred Shares.

     The Company has issued 24,712 Common Share purchase warrants. The Warrants were originally exercisable at $6.07 per share for a period of two years from the date of an effective registration statement relating to the underlying Common Shares. By agreement between the Company and the warrantholder, the exercise price was reduced to $3.00.

     On July 23, 1996, the Company filed a registration statement on Form 10-SB pursuant to the Securities Exchange Act of 1934 ("Exchange Act"). That registration statement became effective on September 21, 1996 and, as a result, the Company is subject to the informational requirements of the Exchange Act and files periodic reports, proxy statements, and other information with the Securities and Exchange Commission.

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

                         AMERICAN BIO MEDICA CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

     The Company instituted a lawsuit against the Finance Company on November 26, 1990 for damages due to its alleged failure lend to the 60% credit limit based on its calculations and for forgiveness of the loan based on the Finance Company's charging, based on its own billings, at an interest rate in excess of the rate of 25% per annum as prescribed in the sections dealing with usury in New York State Penal Law. Although litigation counsel to the Company had opined that the Company would prevail in the action and that all indebtedness incurred in the principal amount $126,500 plus interest and fees would be voided by reason of the Finance Company's violation of the usury provisions of the Penal Law, by agreement between the Company and the Finance Company, the lawsuit was withdrawn without prejudice as the Company, at that time, lacked the financial resources for protracted litigation. In April, 1996, the obligation, if any, to the Finance Company became barred by New York State's six-year statute of limitations. The Board of Directors of the Company has elected to write-off the obligation.

     NOTE E -- Nonstatutory Option Plan

     The Company has adopted the Fiscal 1996 Nonstatutory Stock Option Plan (the "Plan"). 2,000,000 Common Shares were reserved under the Plan. The Plan is administered by the Board of Directors. The Company has scheduled a special meeting of shareholders to ratify the action of the board of directors.

     Stock options under the Plan may be granted to employees, officers, directors, consultants of the Company or any other parties who have made a significant contribution to the business and success of the Company. The exercise price under the Plan may be more, equal to or less than the then current market price of the Common Shares as deemed to be appropriate.

     As of October 31, 1995, the Company had issued 1,500,000 options pursuant to the 1996 Nonstatutory Option Plan. All options are exercisable for a period of three years at $3.00 per share. In November, 1996, the Company issued 131,000 Nonstatutory Options exercisable at $3.00 for a period of three years. The Company has reserved 1,631,000 Common Shares for the exercise of these options.

     NOTE F -- Public Relations Agreement

     In February, 1996, the Company entered into an agreement with OTC Communications ("OTC") for financial public relations and communications services to the Company and to serve when requested as the Company's liaison and spokesman to the financial and investment community. In March, 1996, the Company granted to OTC the right to receive 100,000 Common Shares under Regulation D to the Securities Act at a value of $.65 per share for a total consideration of $65,000 in lieu of an initial payment, monthly retainers or expense reimbursement, including communications and mailing, for a period of one year. The Company granted OTC the right to receive 550,000 Common Shares for the second and third years at a consideration of $.325 per share representing 1/2 the market price of the Common Shares at the date of the Contract, March 14, 1996 of which 50,000 shares were allocated to expense reimbursement and 500,000 shares allocated to public relations consulting. The Company agreed to value the 550,000 shares at 1/2 market price in consideration of OTC receiving unregistered Common Shares and the risk of the holding period until they may be sold publicly. Certificates representing the 100,000 Common Shares were issued in July, 1996. As at October 31, 1996, certificates representing the 550,000 Common Shares had been authorized but not issued.

                        AMERICAN BIO MEDICA CORPORATION
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS

     The Company has also issued to OTC 500,000 Class "A" Options which are exercisable at $1.00 through March 14, 1999 and 500,000 Class "B" Options, which are exercisable at $2.00 through March 14, 1999. Until a registration statement relating to the Common Shares underlying exercise of the Options is effective, certificates representing the shares into which the Options are exercised will bear a legend restricting transfer in the absence of an effective registration with the Commission or an exemption therefrom.

     NOTE G -- Sale of Common Shares

     On June 4, 1996, the Company sold $8,500 of convertible debentures which were converted into 11,333 Common Shares.

     On June 4, 1996, the Company sold $25,000 of Common Shares at $1.00 through the exercise of 25,000 "A" Warrants.

     As of July 31, 1996, holders had converted the balance of the outstanding convertible debentures in the aggregate principal amount of $132,000 into 176,000 Common Shares at $.75 per share.

     As  of  July  31,   1996,   the  Company   sold   $10,000  of   convertible
debentures which were converted into 13,333 Common Shares.

     As of July 31, 1996, the Company sold an additional convertible debenture in the principal amount of $10,000 which was converted into 13,333 Common Shares at $.75 per share.

     As of July 31, 1996, the Company sold $100,000 of Common Shares at $1.00 through the exercise of 100,000 "A" Warrants.

     As of July 31, 1996, the Company sold $32,000 of Common Shares at $1.00 per share through the exercise of 32,000 "B" Warrants.

     As of July 31, 1996, the Company issued 50,000 Common Shares pursuant to a private placement under Rule 504 of the Securities Act of 1933, as amended, at $.50 per share for an aggregate consideration of $25,000.

     As of September 30, 1996, the Company sold 18,000 Common Shares at $1.00 per share through the exercise of 18,000 "B" Warrants.

                         AMERICAN BIO MEDICA CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


     NOTE H -- Employment Agreements

     a. Employment Agreement with Jay Bendis

     On November 3, 1995, the Company entered into a three year employment agreement with Jay Bendis, Vice-President-Marketing and Sales. Under this agreement, Mr. Bendis received an annual salary of $24,000 per year until April 30, 1996 and presently receives a salary of $48,000 per year. When the Company generates an aggregate of $500,000 gross revenues from the sale of biomedical products, Mr. Bendis' salary will be increased to $60,000 per year. In addition to his salary, Mr. Bendis will receive a bonus equal to 2% of the gross revenus of the Company above $1,000,000 per fiscal year until such annual revenues reach $3,000,000, 1.5% of gross revenues between $3,000,000 and $5,000,000 per year and 1% thereafter.

     In addition, in consideration of past services valued at $125,000 or $.25 per share, Mr. Bendis received 500,000 Common Shares. Certificates representing 400,000 Common Shares are being held by the Company and shall not vest until the happening of the following events:

     100,000 shares upon the Company's achieving $1,000,00 in gross revenues from sales of biomedical products;

     100,000 shares upon the Company's achieving $2,000,00 in gross revenues from sales of biomedical products;

     100,000 shares upon the Company's achieving $3,000,00 in gross revenues from sales of biomedical products; and

     100,000 shares upon the Company's achieving $4,000,00 in gross revenues from sales of biomedical products.

     Certificates representing shares which have not vested on or before April 30, 1998 (or the end of the next succeeding fiscal year in the event the Company changes its fiscal year) will be returned to the Company's stock transfer agent for cancellation. No bonuses will be paid or shares vest subsequent to any election by Mr. Bendis to terminate his employment agreement or subsequent to his discharge for cause from employment by the Company. Mr. Bendis also is entitled to receive health insurance, to participate in stock option or similar plans or other benefits offered generally to management employees and to have out-of-pocket expenses reimbursed.

                         AMERICAN BIO MEDICA CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


     b. Employment Agreement with Edmund Jaskiewicz

     On November 3, 1995, the Company entered into a three year employment agreement with Edmund Jaskiewicz, Executive Vice-President. Under this agreement, Mr. Jaskiewicz received an annual salary of $24,000 per year until April 30, 1996 and presently receives $48,000 per year. When the Company generates an aggregate of $500,000 gross revenues from the sale of biomedical products, Mr. Jaskiewicz's salary will be increased to $60,000 per year. In addition to his salary, Mr. Jaskiewicz will receive a bonus equal to 2% of the gross revenues of the Company above $1,000,000 per fiscal year until such annual revenues reach $3,000,000, 1.5% of gross revenues between $3,000,000 and $5,000,000 per year and 1% thereafter. No bonuses will be paid or shares vest subsequent to any election by Edmund Jaskiewicz to terminate his employment agreement or subsequent to his discharge for cause from employment by the Company. Mr. Jaskiewicz also is entitled to receive health insurance, to participate in stock option or similar plans or other benefits offered generally to management employees and to have out-of-pocket expenses reimbursed.

     c. Employment Agreement with Stan Cipkowski

     On November 3, 1995, the Company entered into a three year employment agreement with Stan Cipkowski, President. Under this agreement, Mr. Cipkowski received an annual salary of $36,000 per year until April 30, 1996 and presently receives $60,000 per year. When the Company generates an aggregate of $500,000 gross revenues from the sale of biomedical products, Mr. Cipkowski's salary will be increased to $72,000 per year. In addition to his salary, Mr. Cipkowski will receive a bonus equal to 2% of the gross revenues of the Company above $1,000,000 per fiscal year until such annual revenues reach $3,000,000, 1.5% of gross revenues between $3,000,000 and $5,000,000 per year and 1% thereafter. No bonuses will be paid or shares vest subsequent to any election by Mr. Cipkowski to terminate his employment agreement or subsequent to his discharge for cause from employment by the Company. Mr. Cipkowski also is entitled to receive health insurance, to participate in stock option or similar plans or other benefits offered generally to management employees and to have out-of-pocket expenses reimbursed.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (April 10, 1986) to October 31, 1996

Development  Stage Activities
-----------------------------

     Until 1991, the Company was involved in marketing educational books and software to schools and municipal libraries and audiovisual educational packages throughout the United States. In 1991, the Company reduced its concentration on this market because of competition, increasing costs of doing business and slow collections from municipalities and sought new technologies in emerging markets. The Company has continued one small segment of its original business, that of selling audiovisual packages to libraries. The Company has been a development stage enterprise since its date of business reformulation in September, 1992 when the Company entered the biotechnology field through the acquisition of technologies of three companies. Subsequently, the acquisition of two of these companies was rescinded. With the technology gained through the acquisition of Protein Resources, Inc., the development of proprietary drug testing technology, and the employment of medical and marketing specialists in the field of drug testing, the Company has developed products, field and market tested these products, applied for patents and copyrights and has begun initial shipments of product. These activities have been funded through the sale of convertible debentures aggregating $1,407,000. As of October 31, 1996, all of the convertible debentures had been converted to Common Shares at $.75 per share. The Company has not as yet generated sufficient revenues during its limited operating history to meet its ongoing operating expenses. The Company sold additional convertible debentures for $18,500 and received $175,000 through the exercise of 143,000 "A" warrants at $1.00 and 32,000 "B" warrants at $1.00 per share. As of September 30, 1996, the Company also sold 150 shares of convertible preferred shares at $10,000 per share for an aggregate consideration of $1,500,000 and net proceeds of $1,405,000. The Company is using the proceeds from the sale of the preferred shares to expand its marketing campaign and increase production of its workplace drug testing kits.

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

     Liquidity And Capital Resources As Of The End Of Fiscal Period Ending October 31, 1996.
--------------------------------------------------------------------------------

     The Company's cash balance was $188,479 with and additional $1,411,866 in treasury bills and certificates of deposit invested for six months; and working capital was $1,671,774 as at October 31, 1996. These balances are the result of the sale and conversion of convertible debentures for $18,50, the receipt of $175,000 through the exercise of 143,000 "A" warrants at $1.00 and 32,000 "B" warrants at $1.00 per share and the sale of 150 convertible preferred shares at $10,000 per share for an aggregate gross proceeds of $1,500,000 and net proceeds of $1,405,000. The Company has expended $631,936 to date for the research and development of its biomedical products.

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

     The Company has issued 24,712 Common Share purchase warrants. The Warrants are exercisable at $3.00 per share for a period of two years from the date of an effective registration statement relating to the underlying Common Shares.

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



                                         AMERICAN BIO MEDICA CORPORATION
                                                  (Registrant)

                                            s/Stan Cipkowski
                                            -----------------------
                                             Stan Cipkowski,
                                             President and Principal
                                             Executive Officer and
                                             Principal Financial Officer



     Dated: December 20, 1996