Form 10QSB
period 1997-01-31
AMERICAN BIO MEDICA CORP
filed 1997-03-18
CIK 896747

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended January 31, 1997.

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.
For the transition period from ______________ to ________________


         Commission File Number: 00028666


                         AMERICAN BIO MEDICA CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                   New York                             14-1702188
        -------------------------------------------------------------------
          (State or  other jurisdiction               (I.R.S.Employer
         incorporation or organization               Identification No.)


                   102 Simons Road Ancramdale, New York 12503
                   -------------------------------------------
                    (Address of principal executive offices)

                                  800-227-1243
                           ---------------------------
                           (Issuer's telephone number)

                                (Not Applicable)
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Check whether the issuer

     (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and

     (2) has been subject to such filing  requirements for the past 90 days.

     Yes X No

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:
     13,197,872 common shares as of January 31, 1997
     150 Convertible Class "A" Preferred Shares as of January 31, 1997

Transitional Small Business Disclosure Format Yes   No X

                                     PART I
                              FINANCIAL INFORMATION

     Item 1. Financial Statements

     The condensed financial statements for the periods ended January 31, 1997 included herein have been prepared by American Bio Medica Corporation, (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). In the opinion of management, the statements include all adjustments necessary to present fairly the financial position of the Company as of January 31, 1997, and the results of operations and cash flows for the three and nine month periods ended January 31, 1996 and 1997.

                         AMERICAN BIO MEDICA CORPORATION
                                  BALANCE SHEET

                                                April 30,         January 31,
                                                  1996               1997
                                                --------           ---------
                                     Assets

Current assets
  Cash                                           $437,532        $2,302,566
  Investments-short term                                          1,021,867
  Accounts receivable                              34,500           335,841
  Loan receivable                                                   100,000
  Inventory                                        22,301           270,027
  Prepaid expenses                                                    4,425
                                                   ------         ---------
  Current assets                                  494,333         4,034,726

Capital assets-net                                 20,575            86,019

Other assets
  License rights                                  110,070            56,870
  Patent costs                                     21,000            21,725
                                                  -------            ------
  Total other asset                               131,070            78,595
                                                  -------         ---------
Total assets                                     $645,978        $4,199,340
                                                 ========        ==========

                      Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable and accrued expenses           $33,248          $182,537
  Convertible debenture payable                   132,000
                                                  -------           -------
Total current liabilities                         165,248           182,537

Long term liabilities
  Note payable                                    126,500
                                                  -------
  Total long term liabilities                     126,500

Capital stock
  Capital stock-authorized 30,000,000
  common shares, par value $.01 each,
  at April 30, 1996 and January  31, 1997,
  the shares outstanding were 12,089,561
  and 13,297,872 respectively.                    120,895           132,977

  Preferred stock-authorized 5,000,000
  preferred shares, par value $.01 each,
  at October 31, 1996, the number of shares
  outstanding was 150                                                     1
  Additional paid in capital                    2,635,006         6,606,358
                                                ---------         ---------
  Deficit accumulated during development stage (2,401,671)       (2,722,533)
                                               ----------        ----------
Total stockholders' equity                        354,230         4,016,803
                                               ----------        ----------
Total liabilities and stockholders' equity       $645,978        $4,199,340
                                               ==========        ==========

                 See accompanying notes to financial statements.

                         AMERICAN BIO MEDICA CORPORATION
                             STATEMENT OF OPERATIONS

                                           For the year     For the year
For the nine    For the nine
                                              ended            ended
months ended    months ended
                                             April 30,        April 30,
January 31,      January 31,
                                               1995             1996
 1996            1997
                                               ----             ----
 ----            ----

Income                                        $137,891         $158,105
$120,261        $430,501
Less cost of goods sold                         45,204           96,444
  61,409         150,421
Gross profit                                    92,687           61,661
  58,852         280,080

Operations:
  General and administrative                   129,719          518,826
 292,749         583,569
  Depreciation and amortization                 75,600           77,600
  57,700          72,490
  Research and development                     135,412          358,844
 228,622          74,978
  Total expense                                340,731          955,270
 579,071         731,037

Income (loss) before other income and         (248,044)        (893,609)
(520,219)        (45,095)
expenses

Other income and expenses
  Cancellation  of  debt (Note E)
                 126,500
  Interest income                               10,145              356
     778           3,593
  Interest expense                             (67,429)        (103,205)
 (75,385)
  Total other income and                       (57,284)        (102,849)
 (74,607)        130,093
expenses
Net Profit (Loss)                            $(305,328)       $(996,458)
$(594,826)      $(320,862)
from operations

Net income (loss) per share                     $(.05)          $(.02)
 $(.02)          $(.08)
Number of shares outstanding                13,297,872       13,297,872
13,297,872      13,297,872




                 See accompanying notes to financial statements.

                         AMERICAN BIO MEDICA CORPORATION
                             STATEMENT OF OPERATIONS

                                               For the three      For the three
                                                months ended       months ended
                                                 January 31,        January 31,
                                                    1996               1997
                                                ------------      -------------

Income                                             $37,845            $381,914
Less cost of goods sold                             35,036             124,643
Gross profit                                         2,809             257,271

Operations:
  General and administrative                       226,077             247,456
  Depreciation and amortization                     19,900              49,490
  Research and development                         130,221               8,228
  Total expense                                    376,198             305,174

Income (loss) before other income and expenses    (373,389)            (47,903)

Other income and expenses
  Cancellation  of  debt (Note E)
  Interest income                                     (422)              2,258
  Interest expense                                 (27,819)



  Total other income and expenses                  (28,241)              2,258
Net Profit (Loss) from operations                $(401,630)           $(45,645)

Net income (loss)  per share                         $(.03)              $(.00)
Number of shares outstanding                    13,297,872          13,297,872







                       See accompanying notes to financial statements.

                                     AMERICAN BIO MEDICA CORPORATION
                                         STATEMENT OF CASH FLOWS

                                            For the year    For the year   For
the nine     For the nine
                                               ended           ended
months ended     months ended
                                              April 30,       April 30,
January 31,      January 31,
                                                1995            1996
1996              1997
                                            -----------      -----------
------------     -------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net profit (loss)                            (305,328)      (996,458)
(594,826)         (320,862)
  Amortization and depreciation                  75,600         77,600
57,700            72,490
  Consulting fees                                              306,250
250,000
  Compensation agreement                                       125,000
100,000
  Retirement of debt (Note 9)
               (126,500)


Adjustments to reconcile net income to
(187,126)         (374,872)
net cash
  Loan receivable
               (100,000)
  Accounts receivable                           (55,234)        38,079
42,521          (301,342)
  Inventory                                     (19,420)         5,250
7,688          (247,726)
  Prepaid expenses                              (40,683)        15,089
(2,200)           (4,425)
 Accounts payable                               (36,151)       (30,828)
39,992           149,289
TOTAL CASH FLOWS FROM OPERATIONS               (381,216)      (460,018)
(99,125)         (879,076)
CASH FLOWS FROM FINANCING ACTIVITIES
  Convertible debenture                         446,278        693,000
436,750          (132,000)
  Notes payable                                                (89,258)
(44,567)
  Sale of  stock                                               150,000
              3,983,436
  Issuance of stock for services                                61,006



TOTAL CASH FLOWS FROM FINANCING ACTIVITIES      446,278        814,717
392,183         3,851,436
CASH FLOWS FROM INVESTING ACTIVITIES
  Investment short term
             (1,021,867)
  Patent costs
                 (2,725)
  Capital assets
                (82,734)
TOTAL CASH FLOWS FROM INVESTING ACTIVITIES
             (1,107,326)
NET INCREASE (DECREASE) IN CASH                  65,062        354,699
293,058         1,865,034
CASH BALANCE BEGINNING OF PERIOD                147,895         82,833
82,833           437,532
CASH BALANCE END OF PERIOD                       82,833        437,532
375,891         2,302,566

                 See accompanying notes to financial statements.

                         AMERICAN BIO MEDICA CORPORATION
                        STATEMENT OF STOCKHOLDERS' EQUITY

                          Common       Common      Preferred        Additional
         Retained
                           Stock        Stock        Stock        paid-in
capital        Earnings   Total
                          ------       ------     ----------
---------------       --------   -----


   4-10-1986(1)          1,600,000     $16,000                         $11,727
                    $27,727
   4-11-1986(1)            200,000       2,000
                      2,000
   4-30-1986             Net Loss
         (612)         (612)

   4-30-1986             1,800,000      18,000                          11,727
         (612)       29,115

   7-09-1986(2)            200,000       2,000                          42,888
                     44,888
   4-30-1987(3)            360,935       3,609                         357,326
                    360,935
   4-30-1987(4)                                                        (74,854)
                    (74,854)
   4-30-1987             Net profit
       45,981        45,981


   4-30-1987             2,360,935      23,609                         337,087
       45,369       406,065


   4-30-1988(5)                                                         67,056
                     67,056
   4-30-1988              Net loss
     (417,760)     (417,760)

   4-30-1988             2,360,935      23,609                         404,143
     (372,391)       55,361

   4-30-1989                25,000         250                           6,000
                      6,250
   4-30-1989              Net loss
      (51,677)      (51,677)
   4-30-1989(5)                                                         19,520
                     19,520



   4-30-1989             2,385,935      23,859                         429,663
     (424,068)       29,454

   4-30-1990             Net profit
      (13,352)      (13,352)


   4-30-1990             2,385,935      23,859                         429,663
     (437,420)       16,102

   4-30-1991(9)            742,000       7,420                         193,229
                    200,649
   4-30-1991              Net loss
     (419,654)     (419,654)

   4-30-1991             3,127,935      31,279                         622,892
     (857,074)     (202,903)

   4-30-1992(6)            474,800       4,748
                      4,748
   4-30-1992              Net loss
      (51,194)      (51,194)


   4-30-1992             3,602,735      36,027                         622,892
     (908,268)     (249,349)

                         AMERICAN BIO MEDICA CORPORATION
                        STATEMENT OF STOCKHOLDERS' EQUITY

                          Common       Common      Preferred        Additional
     Retained
                           Stock        Stock        Stock        paid-in
capital    Earnings       Total
                         ---------      ------     ---------
---------------    --------      -------

   4-30-1992             3,602,735      36,027                         622,892
     (908,268)     (249,349)

   4-30-1993(12)         1,717,771      17,177                          11,833
                     29,010
   4-30-1993(7)          6,029,872      60,299                          90,448
                    150,747
   4-30-1993            Net profit
      (42,374)      (42,374)

   4-30-1993            11,350,378     113,503                         725,173
     (950,642)     (111,966)

   4-30-1994              Net loss
     (149,243)     (149,243)

   4-30-1994            11,350,378     113,503                         725,173
   (1,099,885)     (261,209)

  10-18-1995(8)         (3,000,000)    (30,000)                         30,000
   4-30-1995
     (305,328)     (305,328)


   4-30-1995             8,350,378      83,503                         755,173
   (1,405,213)     (566,537)
  11-03-1995               500,000       5,000                         120,000
                    125,000
   4-30-1996(10)         1,700,002      17,000                       1,258,000
                  1,275,000
   4-30-1996(11)            25,000         250                          24,750
                     25,000
   4-30-1996(12)           250,000       2,500                         122,500
                    125,000
   4-30-1996(13)           489,181       4,892                          56,083
                     60,975
   4-30-1996(14)           125,000       1,250                          61,250
                     62,500
   4-30-1996(15)           100,000       1,000                          64,000
                     65,000
   4-30-1996(16)           550,000       5,500                         173,250
                    178,750
   4-30-1996               Net loss
     (996,458)     (996,458)


   4-30-1996            12,089,561     120,895                       2,635,006
   (2,401,671)      354,230
 Unaudited
   6-04-1996                11,333         113                           8,387
                      8,500
   6-04-1996                25,000         250                          24,750
                     25,000
   7-31-1996(10)           176,000       1,760                         130,240
                    132,000
   7-31-1996(10)            13,333         133                           9,867
                     10,000
   7-31-1996(14)           100,000       1,000                          49,000
                     50,000
   7-31-1996(17)            32,000         320                          31,680
                     32,000
   7-31-1996(18)           100,000       1,000                          99,000
                    100,000
   9-09-1996(17)            18,000         180                          17,820
                     18,000
   9-23-1996(19)                                           1         1,409,999
                  1,410,000
   1-31-1997(20)           732,645       7,326                       2,190,609
                  2,197,935
   1-31-1997              Net loss
     (320,862)     (320,862)

   1-31-1997            13,297,872    $132,977            $1        $6,606,358
   (2,722,533)   $4,016,803


                         AMERICAN BIO MEDICA CORPORATION
                        STATEMENT OF STOCKHOLDERS' EQUITY

     (1) Issuance of common shares for initial capital contribution

     (2) Sale of common shares through private placement at $.25 per share

     (3) Sale of common shares through unit offering at $1.00 per share plus one warrant

     (4) Write off of related offering expense

     (5) Forgiveness of back salary

     (6) Sale of common shares at $.01 par value for cash

     (7) Common shares issued pursuant to acquisition

     (8) Return of common shares by Edmund Jaskiewicz

     (9) Issuance of common shares to Jay Bendis pursuant to employment contract at $.25 per share

     (10) Common shares issued for conversion of debt

     (11) Common shares issued pursuant to sale of 25,000 Units

     (12) Common shares issued for warrant conversion at $.50

     (13) Common shares issued in consideration for services at $.125 per share

     (14) Common shares issued pursuant to Rule 504 at $.50 per share

     (15) Common shares issued under Rule 504 at $.65 per share

     (16) Common shares issued pursuant at $.325 per share

     (17) Common shares issued upon exercise of "B" Warrants

     (18) Common shares issued upon exercise of "A" Warrants

     (19) Sale of preferred shares for $1,500,000 less commission of $90,000

     (20) Common shares issued pursuant to exercise of nonstatutory stock options at $3.00








                See accompanying notes to financial statements.

                         AMERICAN BIO MEDICA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 1997

NOTE A--BASIS OF PRESENTATION

     In the opinion of the American Bio Medica Corporation (the "Company"), the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the condensed balance sheet as of January 31, 1997 and the related statements of operations and deficit for the nine and three month periods ended January 31, 1996 and 1997.

NOTE B--EARNINGS PER SHARE

     Earnings per share have been computed on the basis of total number of common shares outstanding. The total number of shares outstanding at January 31, 1997 was 13,297,872.

NOTE C--COMMITMENTS ANDCONTINGENT LIABILIES

     a. Leased Office Space

     The Company leases 2,200 square feet of office and warehouse space from an unrelated party on a month to month basis at $400 per month.

     b. Lawsuits

     1. In February, 1994, Robert Friedenberg, as owner of two medical technology companies, MDI and Gendex, acquired by the Company, filed suit in the name of these corporations to have the share exchange agreement relating to the acquisition rescinded on the grounds of breach of contract. In order to avoid the imposition of damages against it, the Company filed a cross claim, in July, 1994, against Dr. Friedenberg, seeking enforcement of the share exchange agreement. In November, 1995, after a trial, the court dismissed Dr. Friedenberg's lawsuit and allowed the Company's cross claim to proceed to trial. The Company never issued any common shares to Dr. Friedenberg pursuant to the share exchange agreement and has rescinded the transaction.

     2. In June, 1995, the Company filed a lawsuit against Jackson Morris, Dr. Friedenberg's counsel, for the breach of attorney-client relationship and his fiduciary duty and negligence in representing the Company in matters relating to Dr. Friedenberg and in the preparation of the Agreement of Exchange. The Company's lawsuit demands damages in the amount of $1,000,000.

NOTE D--PREFERRED SHARES

     The Company amended its certificate of incorporation authorizing the issuance of 5,000,000 preferred shares $.01 par value each. The board of directors of the Company has the authority, without further action by the holders of the outstanding common shares, to issue preferred shares from time to time in one or more classes or series, to fix the number of shares constituting any class or series and the stated value thereof, if different from the par value, and to fix the terms of any such series or class, including dividend rights, dividend rates, conversion or exchange rights, voting rights, rights and terms of redemption (including sinking fund provisions), the redemption price and the liquidation preference of such class or series.

     The Company sold 150 8% Convertible Series "A" preferred shares for $10,000 per share for an aggregate consideration of $1,500,000 less $90,000 in commissions and $5,000 in offering expenses for a net consideration of $1,405,000. Each preferred share is convertible into common shares pursuant to the following formula: $10,000 divided by the lesser of $6.07 or 75% of the average of the daily closing bid prices for the five consecutive trading days ending on the trading day prior to the day on which preferred shares are converted to common shares. All accrued but unpaid dividends are payable in cash. The Company has registered the common shares underlying the preferred shares with the Securities and Exchange Commission.

     The Company has reserved a maximum of 600,000 common shares for the conversion of preferred shares.

     The Company has issued 24,712 common share purchase warrants. The warrants are exercisable at $3,00 per share until January 21, 1998.

NOTE E -- SECURED LOAN

     On March 9, 1990, the Company entered into an security agreement with a finance company to borrow money secured by the Company's receivables evidenced by invoices. At the time, the Company was engaged in selling educational books to municipal school districts and public libraries throughout the United States. The finance company agreed to lend an amount equal to 60% of the net value of all the Company's accounts receivable. Accounts receivable funding ceased as of July 31, 1990.

     The Company instituted a lawsuit against the finance company on November 26, 1990 for damages due to its failure lend to the 60% credit limit based on its calculations and for forgiveness of the loan based on the finance company's charging, based on its own billings, at an interest rate in excess of the rate of 25% per annum as prescribed in the sections dealing with usury in New York Penal State Law. Although company counsel had opined that the Company would prevail in the action and that all indebtedness incurred in the principal amount $126,500 plus interest and fees would be voided by reason of the finance company's violation of the usury provisions of the Penal Law, by agreement between the Company and the finance company, the lawsuit was withdrawn without prejudice as the Company, at that time, lacked the resources for protracted litigation. In April, 1996, the obligation, if any, to the finance company became barred by New York State's six-year statute of limitations. The Company wrote off the obligation during the second quarter of fiscal 1997.

NOTE F -- NONSTATUTORY OPTION PLAN

     The Company has adopted the Fiscal 1996 Nonstatutory Stock Option Plan. 2,000,000 common shares were reserved under the plan. The plan is administered by the Company's board of directors.

     Stock options under the plan may be granted to employees, officers, directors, consultants of the Company or any other parties who have made a significant contribution to the business and success of the Company. The exercise price under the plan may be more, equal to or less than the then current market price of the common shares as deemed to be appropriate.

     As of July 31, 1996, the Company had issued 1,500,000 options pursuant to the plan and had reserved 1,500,000 common shares for the exercise of these options All options were exercisable for a period of three years at $3.00 per share.

     As of January 31, 1997, 732,645 nonstatutory stock options had been exercised for an aggregate consideration of $2,197,935.

NOTE G -- PUBLIC RELATIONS AGREEMENT

     In February, 1996, the Company entered into an agreement with OTC Communications ("OTC") for financial public relations and communications services to the Company and to serve when requested as the Company's liaison and spokesman to the financial and investment community. In March, 1996, the Company granted to OTC the right to receive 100,000 common shares at a value of $.65 per share for a total consideration of $65,000 in lieu of initial payment, monthly retainers or expense reimbursement, including communications and mailing for a period of one year and 550,000 common shares for years 2 and 3 under Regulation D to the Securities Act of 1933 for a consideration of $.325 per share representing one-half the market price of the common shares at March 14, 1996, the date of the contract, reflecting the receipt of unregistered common shares and the risk of the holding period until they may be sold publicly. Of the 550,000 shares, 50,000 shares were allocated to expense reimbursement and
500,000 shares allocated to public relations consulting. Certificates representing the 100,000 common shares were issued in July, 1996. As of January 31, 1997, certificates representing the 500,000 common shares had been authorized but not issued. The Company has also issued to OTC 500,000 "A" Options which are exercisable at $1.00 through March 14, 1999 and 500,000 "B" Options, which are exercisable at $2.00 through March 14, 1999. Until a registration statement relating to the common shares underlying the options is effective, certificates representing the shares into which the options are exercised will bear a legend restricting transfer in the absence of an effective registration with the Commission or an exemption therefrom.

NOTE H -- ISSUANCE OC COMMON STOCK

     On June 4, 1996, the Company sold $8,500 of convertible debentures and converted them into 11,333 common shares.

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

     As of September 30, 1996, the Company sold 18,000 common shares at $1.00 per share through the exercise of 18,000 "B" Warrants for an aggregate consideration of $18,000.

     As of January 31, 1997, 732,645 nonstatutory options were exercised for an aggregate consideration of $2,197,935.

NOTE  I -- EMPLOYMENT AGREEMENT

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

     100,000 shares upon the Company's achieving $,000,00 in gross revenues from sales of biomedical products;

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

     b. Employment Agreement with Edmund Jaskiewicz

     On November 3, 1995, the Company entered into a three year employment agreement with Jay Bendis, Executive Vice-President. Under this agreement, Mr. Jaskiewicz received an annual salary of $24,000 per year until April 30, 1996 and presently receives $48,000 per year. When the Company generates an aggregate of $500,000 gross revenues from the sale of biomedical products, Mr. Jaskiewicz' salary will be increased to $60,000 per year. In addition, to his salary, Mr. Jaskiewicz will receive a bonus equal to 2% of the gross revenues of the Company of $1,000,000 per fiscal year until such annual revenues reach $3,000,000, 1.5% of gross revenues between $3,000,000 and $5,000,000 per year and 1% thereafter. No bonuses will be paid or shares vest subsequent to any election by Edmund Jaskiewicz to terminate this agreement or his discharge for cause from employment by the Company. Mr. Jaskiewicz also is entitled to receive health insurance, participating in stock option or similar plans or other benefits offered generally to management employees and reimbursement of out-of-pocket expenses.

     c. Employment Agreement with Stan Cipkowski

     On November 3, 1995, the Company entered into a three year employment agreement with Stan Cipkowski, President. Under this agreement, Mr. Cipkowski received an annual salary of $36,000 per year until April 30, 1996 and presently receives $60,000 per year. When the Company generates an aggregate of $500,000 gross revenues from the sale of biomedical products, Mr. Cipkowski's salary will be increased to $72,000 per year. In addition, to his salary, Mr. Cipkowski will receive a bonus equal to 2% of the gross revenus of the Company of $1,000,000 per fiscal year until such annual revenues reach $3,000,000, 1.5% of gross revenues between $3,000,000 and $5,000,000 per year and 1% thereafter. No bonuses will be paid or shares vest subsequent to any election by Mr. Cipkowski to terminate agreement or his discharge for cause from employment by the Company. Mr. Jaskiewicz also is entitled to receive health insurance, participating in stock option or similar plans or other benefits offered generally to management employees and reimbursement of out-of-pocket expenses.

NOTE J - DEVELOPMENT STAGE

     The Company was considered to be a development stage company with little operating history subsequent to its reorganization and the commencement of development of its newly acquired bio-medical technolgies which are, at present, its core business. The Company has funded these activities through the sale of convertible debentures which were subsequently converted into common shares and through warrant and nonstatory stock option exercise. During the quarter ended January 31, 1997, the Company started commercial production of its drug test kits and has what managment maintains are adequate resources adequately to fund its continuing operations.

NOTE K - SUBSEQUENT EVENT

     Subsequent to the date of the financial statements, 20 8% Series "A" Preferred Shares were converted into 75,641 common shares.


Item 2. Management's Discussion and Analysis or Plan of Operation

     Development Stage Activities
--------------------------------------------------------------------------------
     Until 1991, the Company was involved in marketing educational books and software to schools and municipal libraries and audiovisual educational packages throughout the United States. In 1991, the Company reduced its concentration on this market because of competition, increasing costs of doing business and slow collections from municipalities and sought new technologies in emerging markets. The Company has continued one small segment of its original business, that of selling audiovisual packages to libraries.

     The Company was considered to be a development stage company with little operating history subsequent to its reorganization and the commencement of development of its newly acquired bio-medical technolgies which are, at present, its core business. These activities have been funded through the sale of convertible debentures aggregating $1,425,500 which were subsequently converted to common shares at $.75 per share, and received $175,000 through the exercise of 143,000 "A" warrants at $1.00 and 32,000 "B" warrants at $1.00 per share. The Company also sold 150 convertible preferred shares at $10,000 per share for an aggregate consideration of $1,500,000 and net proceeds of $1,405,000. As of January 31, 1997, the Company sold 732,645 common shares for an aggregate consideration of $2,197,935 through the exercise of nonstatutory stock options. As of January 31, 1997, the Company has started commercial production of its drug testing kits and has what managment maintains are adequate resources to adequately fund its operations.

     Results of Operations for the Nine Months Ended January 31, 1997 as Compared to the Nine Months Ended January 31, 1996.
--------------------------------------------------------------------------------
     Revenues from the book segment of the business were $ 237,538 for the nine months ended January 31, 1997 as compared to $120,261 for the nine months ended Januray 31, 1996 representing a increase of $117,277 or 197%. This increase in book sales is directly attributable to the Company's reorganization of its telemarketing activities and a bulk inventory purchase at significant savings. Costs of goods sold for the nine months ended January 31, 1997 were $87,820 as compared to $61,409 for the nine months ended January 31, 1996 representing a cost of goods sold percentage of 36.9 % for the nine months ended January 31, 1997 as compared to 51.1% for the nine months ended January 31, 1996. This cost reduction is the result of the purchase of a significant book inventory at a greatly reduced cost.

     Revenues from the initial sales of drug testing kits were $192,963 for the nine months ended January 31, 1997. Costs of goods sold for the nine months ended January 31, 1997 was $62,601 or 32.4%. This cost represents a reduction of 31.8% from the cost ratio as of October 31, 1996 due to the purchasing raw material in commercial amounts.

     General and administrative costs for the nine months ended January 31, 1997 were $583,569, an increase of 99.3% over expenses of $292.749 for the nine months ended January 31, 1996. These increased costs are the result of labor costs for executive and office personnel of $255,849, legal and professional expenses of $37,292, office expense of $137,391, marketing expense of $145,604, product development of $49,887 and rent of $7,433. Research and development expense of $74,978 for the nine months ended January 31, 1997 was $153,644 less than the $228,622 expended during the nine months ended January 31, 1996. This decrease in research and development is the result of gradual completion of development of the drug testing delivery system.

     Results of Operations for the Three Months Ended January 31, 1997 as Compared to the Three Months Ended January 31, 1996.
--------------------------------------------------------------------------------
     Revenues from the book segment of the business were $188,951 for the three months ended January 31, 1997 as compared to $37,845 for the three months ended January 31, 1996 representing a increase of $151,106 or 399%. This increase in book sales is directly attributable to the Company's reorganization of its telemarketing activities and a bulk inventory purchase at significant savings. Costs of goods sold for the three months ended January 31, 1997 were $62,042 as compared to $35,036 for the three months ended January 31, 1996 representing a cost of goods sold percentage of 32.8 % for the three months ended January 31, 1997 as compared to 92.6% for the three months ended January 31, 1996. This cost reduction is the result of the purchase of a significant book inventory at a greatly reduced cost.

     Revenues from sales of drug testing kits were $192,963 for the three months ended January 31, 1997 compared to $-0- for the same period in fiscal 1996. Costs of goods sold for the three months ended January 31, 1997 was $62,601 or 32.4%.

     General and administrative costs for the three months ended January 31, 1997 were $247,456, an increase of 1% over expenses of $226,077 for the three months ended January 31, 1996. The increase of $21,379 is the result of labor costs for executive and office personnel. Research and development expense of $8,228 for the three months ended January 31, 1997 was $121,993 less than the $130,221 expended during the three months ended January 31, 1996. This decrease in research and development is the result of gradual completion of research leading to the development of the drug testing delivery system.

     Liquidity And Capital Resources As Of The End Of Fiscal Period Ending October 31, 1996.
--------------------------------------------------------------------------------
     The Company's cash balance was $2,302,566 with $1,021,867 in treasury bills and certificates of deposit invested for six months and working capital was $3,852,189 as at January 31, 1997. These balances are the result of the sale and conversion of convertible debentures in the principal amount of $18,500 and $175,000 through the exercise of 143,000 "A" warrants and 32,000 "B" warrants at $1.00 per share. The Company also sold 150 convertible preferred shares at $10,000 per share for an aggregate consideration of $1,500,000. Finally, as of January 31, 1997, the Company sold 732,645 common shares for an aggregate consideration of $2,197,935 through the exercise of nonstatutory stock options.

     Management believes that the present cash balance will pay the ongoing cost of the biomedical business. As of January 31, 1997, the Company has started commercial production of its drug testing kits and no longer considers itself to be a development stage company.

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

     The Company sold 150 convertible preferred shares at $10,000 per share for an aggregate consideration of $1,500,000 less $90,000 in commissions and $5,000 in offering expenses for a net consideration of $1,405,000. Each preferred share is convertible into common shares pursuant to the following formula: $10,000 divided by the lesser of $6.07 or 75% of the average of the daily closing bid prices for the five consecutive trading days ending on the trading day prior to the day on which Preferred Shares are converted to common shares. All accrued but unpaid dividends are payable in cash. The Company has registered the common shares underlying the preferred shares with the Securities and Exchange Commission.

     The Company has reserved a maximum of 600,000 common shares for the conversion of preferred shares.

     The Company has issued 24,712 common share purchase warrants. The warrants are exercisable at $3.00 per share for a period of two years from the date of an effective registration statement relating to the underlying common shares.

     On July 23, 1996, the Company filed a registration statement on Form 10-SB pursuant to the Securities Exchange Act of 1934 ("Exchange Act"). That registration statement became effective in September, 1996 and, as a result, the Company is subject to the informational requirements of said act and files reports, proxy statements, and other information with the Securities and Exchange Commission.

     The Company's registration statement on Form SB-2 the purpose of which was to register 600,000 common shares underlying the conversion of the preferred shares and 24,712 common shares underlying the exercise of the Warrants was declared effective in January, 1997.

Item 3. Defaults upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security-Holders

     Holders of a majority of the issued and outstanding common shares approved an amendment to the Company's certificate of incorporation which authorized 5,000,000 preferred shares, $.01 par value per share and ratified the adoption of the Company's 1996 Nonstatutory Option Plan.

                                   SIGNATURES



     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    AMERICAN BIO MEDICA CORPORATION
                                               (Registrant)

                                    By: s/Stan Cipkowski
                                        ------------------
                                        Stan Cipkowski,
                                        President and Principal
                                        Executive Officer and
                                        Principal Financial Officer



              Dated: March 12, 1997