Form 10KSB
period 1997-04-30
AMERICAN BIO MEDICA CORP
filed 1997-07-07
CIK 896747

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 2054
--------------------------------------------------------------------------------


                                   FORM 10KSB

     [/] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended April 30, 1997

                         Commission File Number: 333-16535

                         AMERICAN BIO MEDICA CORPORATION
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its charter )

          New York                                       22-3378935
--------------------------------------------------------------------------------
  (State or other Jurisdiction                   (IRS Employer Identification
of Incorporation or Organization)                         Number)

                102 Simons Road
             Ancramdale, New York                            12503
--------------------------------------------------------------------------------
       (Address of principal executive Offices)           (Zip Code)

     Issuer's telephone number: (800) 227-1243

     Securities registered pursuant to Section 12(b) of the Act: None

     Securities registered pursuant to Section 12(g) of the Act:
Common Shares, $.01 par value per share

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     [x] Yes [ ] No

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

     State issuer's revenues for its most fiscal year $610,876.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     As  of  July  2,  1997,   there  were  7,243,925   common  shares  held  by
non-affiliates ("Shares") outstanding having an aggregate market value of $28,975,700.

     Documents incorporated by reference:
     Proxy Statement for Fiscal 1998 Annual Meeting of Shareholders

                                     PART I



     Item 1. Description of Business

     Summary
     -------
     From its inception in 1986 until 1991, American Bio Medica Corporation,(the "Company") was involved in marketing educational books and software to schools and municipal libraries and audiovisual educational packages to educational institutions and to corporations throughout the United States. In 1991, the Company, because of heightened competition, increasing costs of doing business and slow collections from municipalities, reduced its concentration in this market to that of selling audiovisual packages to libraries and commenced seeking new technologies in emerging medical markets. The Company purchased certain biomedical technologies from its Executive Vice-President and purchased and rescinded the purchase of other technologies from another party who became and then resigned as an officer and director of the Company. The Company has no present intention of entering into transactions in the future with related parties. (See "Certain Transactions.")

     Since its inception, the Company has an accumulated deficit of $2,906,922 (see Financial Statements - Balance Sheet). Management believes that the Company's accumulated deficit is the result of discontinued operations, the development of its workplace drug test kits and the development of other biomedical products. However, investors should be aware that the Company has never been profitable during its ten year history and that there is no assurance that the Company's biomedical operations will become profitable.

     The Company is currently in the business of acquiring, developing and marketing biomedical technologies and products. The Company currently owns two technologies for screening drugs of abuse - a workplace screening test and a preliminary test for use by laboratories. The Company has begun to market its workplace screening test and has produced and delivered several thousand units of this test. The Company's workplace screening test is a one-step test kit that allows a small urine sample to be tested for the presence or absence of drugs of abuse. The competitively priced test is self-contained with no exposure of the test administrator to the urine sample. In Management's opinion, the Company's drug test kit is easier to use than any competitive product and requires no mixing of reagents. In addition, hundreds of controlled tests conducted by independent laboratories compared the Company's "Rapid Drug Screen Test" with results produced by EMIT II and GCMS, two standard laboratory tests, with 100% correlation of both positive and negative test results. As a result, Management believes that the Company's Rapid Drug Screen Test is as accurate as those laboratory tests.

     The drugs of abuse which the Company's Rapid Drug Screen can test are cocaine, marijuana, opiates, amphetamine and PCP. Prior to July, 1997, the Company produced a five panel kit which tested for the above-listed substances and a two panel kit which tested for cocaine and marijuana. The Company has recently completed the development of a test for methamphetamine, a synthetic stimulant and potent form of amphetamine, and, commencing July 1, 1997, has started to produce kits containing a test for methamphetamine. The two kits are a two panel test for marijuana and methamphetamine and a five panel test for methamphetamine, amphetamine, cocaine, opiates and marijuana.

     The Company has installed equipment suitable for the mass production of the workplace drug screening test and commenced pre-production using this machinery during the last week in October, 1996. Production commenced in December, 1996 and increased to 13,000 units per week in June, 1997. The Company's output was lowered by its inability to secure reliable supplies of reagents. This problem was rectified in May, 1997 through increasing reliability of two of its suppliers and the addition of a third supplier. Management predicts that a production rate of 20,000 units per week will be achieved in the second quarter of 1997.

     The Company also owns a patented low cost method for producing Keratin proteins. The uses for such proteins include hardening of finger nails and carrying topical lotions and medicines through the skin. In addition, the Company is developing a saliva test for alcohol consumption. Existing saliva tests for alcohol consumption require exposure to the saliva sample and the addition of reagents. The Company's test is self-contained, involves no additional reagents and can be priced lower than existing competitive products. The Company has no intention of developing or marketing its laboratory test, its Keratin technology or its saliva test for alcohol consumption until after its workplace screening test has been in full production of at least 20,000 units per week for at least three months. The Company has fully developed and is preparing to market its anti-dilutant product which detects the presence of dilutants to the urine specimen, added detergents, and tests for ph and specific gravity levels.

     The Company may develop or acquire additional biomedical technologies or products in the future. However, it has not yet located any technologies which it desires to develop or acquire.

     Background
     ----------
     According to the "1996 AMA (American Management Association) Survey Workplace Drug Testing and Drug Abuse Policies Summary of Key Findings," an annual report on drug testing in the workplace, 81% of major United States firms now test employees and/or job applicants for drug use, an increase of 277% since 1987 and an increase of 3% since 1995. The AMA attributed the increase to several factors, including Department of Transportation and Department of
Defense regulations which, in conjunction with local and state legislation, mandate testing in certain job categories, the Federal Drug-Free Workplace Act of 1988, court decisions recognizing an employer's right to test both employees and job applicants in the private sector for drugs of abuse, action by insurance carriers to reduce accident liability and control health care costs and corporate requirements that vendors and contractors certify that their workplaces are drug-free.

     The AMA found that business category was the most important determinant in drug testing. The percentages in each category which tests for drugs of abuse are manufacturers (89%), transportation (100%), wholesalers and retailers (79%), general service providers (77%), business service providers (60%) and financial service providers (56%).

     The survey states that the usual and recommended procedure for urine samples calls for a retesting of positive samples by the gas-chromatography method. It also states that 76% of firms that test utilize a medical review officer ("MRO") who analyzes test findings, judges them against the test subject's medical profile and renders a verdict to the employer which does not see the test results but only the MRO's report. The use of an MRO offers significant protection to employees who may test positive due to the use of prescription drugs or non-controlled substances which register as controlled substances.

     The Substance Abuse and Mental Health Services Administration, Office of Applied Studies of the United States Department of Health and Human Services, Public Health Service, in its advance report number 18 released in August, 1996 entitled "Preliminary Estimates from the 1995 National Household Survey on Drug Abuse," notes that 14.3% of unemployed adults, age 18 years and older, were current illicit drug users in 1995 compared with 5.5 % of full-time employed adults and that the rate of drug use decreased from 1994's 6.7%. 71% of all current illicit drug users 18 years old and older (7.4 million adults) were employed, including 5.5 million full-time workers and 1.9 million part-time workers. Because of the high incidence of workplace drug use, the testing of employees for the most "popular" drugs has become widespread. Positive tests often result in discharge of or treatment for the employee. In addition, the threat of testing, particularly random testing, has the prophylactic effect of reducing workplace drug use.

     The Company believes that the drugs of abuse testing market is large and growing and that the largest market opportunity for on-site drug screening products is the private sector with an additional large public sector demand. According to Management, drug testing performed in an on-site facility using technologies designed for on-site use can be just as accurate as testing performed in a full-service lab. Drug screening tests are now performed in markets which include: preemployment testing; random testing of employees; drug rehabilitation programs; hospital laboratories; emergency rooms; private security agencies; public transportation; law enforcement agencies; probation and parole programs and Department of Defense contractors.

     In April, 1997, the Company applied for a listing on the Nasdaq SmallCap Market and has responded to comments from the NASD. There is no assurance that a listing will result. (See "Risk Factors.")

Workplace Drug Test
-------------------

     Design
     ------
     The first product, trademarked "The Rapid Drug Screen," developed and marketed by the Company, is a workplace test of five drugs of abuse which can be used in offices, factories, "halfway" houses, remote locations and in all situations where an immediate result is required. The product consists of a "NIDA 5 Card," a business-card size card divided into five lengthwise strips, or sections. The person being tested urinates into a test cup, puts on the lid, and hands it to a supervisor or other person administering the test. The test administrator inserts the card into a pre-punched slit in the lid without the danger of spilling or of touching the urine inside. Thus, the administrator is not exposed to the urine sample nor does he or she have to mix reagents. Within five minutes, the results can be read on the insert through the side of the cup. A single line in the test area of the Rapid Drug Screen indicates the sample is positive for one of the five specific drugs of abuse - PCP, marijuana, cocaine, amphetamines and opiates - designated by NIDA ("National Institute on Drug Abuse") in the "Drug-Free Workplace Act of 1989" as those to be tested for in most federally regulated drug testing programs. If the results are positive, the cup is sealed with provided materials and sent to a laboratory for confirmation. No adverse action is taken by the test administrator unless confirmation of a positive test is received from an independent laboratory. A double line in the test area of the Rapid Drug Screen indicates the screen is negative for the presence of the "NIDA 5" drugs of abuse.

     One of the problems which often occurs in the use of workplace drug testing is fraud or evasion practiced by the person being tested. The most prevalent method of avoiding adverse test results is the substitution by the person being tested of a hidden "clean" urine sample which he or she brings to the test. As a consequence, each of the Company's drug test strips contains a temperature sensor which helps prevent the substitution of another urine sample as the likelihood is that the substituted sample would not retain proper temperature. Also, the Rapid Drug Screen contains a control line, designed to assure the administrator of the test that the test is working properly. Should the control line not appear, the user is instructed to void the test and "retest" the sample.

     The kit contains the following instructions: if only one horizontal band changes color in any NIDA strip, the sample is positive for that drug and the sample should be sent to a laboratory for confirmation. If both bands in any NIDA strip change color, the sample has tested negative for that drug. If neither band changes color, the sample is not urine or the test is void and the employee or other person being tested must submit another urine sample for retesting.

     In addition, the Company has designed two additional drug tests, a two panel card and an eight panel card. The Company began to ship the two panel test in November, 1996, and intends to commence manufacturing the eight panel strip during the first quarter of fiscal 1998. The two panel strip, designed for juvenile corrections centers and educational institutions, tests only for cocaine and marijuana. The eight panel strip, designed to rival two competitive products, Biosite and Drug Screen Systems, adds barbiturates, benzodiazepines, tricyclic antidepressants,and methamphetamines. These additional tests will be combined in single unit with the NIDA 5 Card so that one sample can test for eight drugs of abuse simultaneously.

     Manufacture
     -----------
     After the successful completion of clinical trials in May, 1996, the Company initially subcontracted the manufacture of components, including the test strips, of The Rapid Drug Screen to several outside manufacturers. These components were then assembled for the Company by Columbia Advocacy and Resource Center ("COARC"), an FDA-approved contract manufacturer in nearby Mellenville, New York. COARC is a federal and state licensed not-for-profit agency where non-disabled employees work side by side with several hundred developmentally disabled employees to manufacture a wide variety of products and services.

     The Company found that the use of subcontractors to produce the test strips was unsatisfactory from a pricing, delivery and quality control standpoint. The Company has ordered, received and installed equipment in a dedicated "white" room in the COARC facility which will allow the COARC to manufacture the test strip component of the product as well as to undertake its assembly operations on the Company's behalf. The white room dedicated to the workplace drug screening test is temperature and humidity controlled and has an airborne particulate filtering system. The Company owns the equipment which is being be used by employees of COARC. Other employees of COARC assemble, pack and ship the units. COARC has established a stringent Quality Assurance/Quality Control ("QA/QC") Program to insure data reliability and product consistency. The Company intends to continue to contract out the printing and manufacture of specimen cup components. The Company presently produces its test strips using the equipment. The equipment, as installed, is capable of producing up to 600,000 units per month utilizing two shifts five days a week.

     FDA Approval/Patent Application
     -------------------------------
     Though FDA approval is not required for most forms of workplace drug testing, including The Rapid Drug Screen, it will be required for use in a clinical setting which Management anticipates may become a future marketplace for the Company's drug testing products. Testing of one hundred samples was completed in July, 1996 and showed 100% correlation to tests performed in a recognized testing laboratory. A Federal Drug Administration ("FDA")"510K" application was filed on July 15, 1996 and was granted on April 15, 1997. Utility and application patents were filed on March 11, 1996.

     Marketing
     ---------
     The Company has placed advertisements in trade journals and mounted direct mail campaigns; and Company representatives have attended trade shows. Although the Company initially believed that it would sell primarily through individual representatives, it has changed its marketing program so that it sells primarily to distributors which then resell in the various marketplaces. It has, however, retained two of its initial twelve representatives. The Company has completed the development of the instructional and support materials surrounding the test kit. The Company has developed an educational curriculum to be packaged with The Rapid Drug Screen as an option for corporate clients. The package includes (i) educational materials such as an employee guide, brochures, and posters for the workplace; (ii) a Management guide; (iii) an "800" number for supervisors /managers to call for guidance in various situations when an employee is found positive for drugs of abuse; (iv) an "800" number for employees for information on their rights and counseling opportunities; (v) test kits, (vi) materials to help insure the urine samples are not contaminated; (vii) plastic gloves; (viii) a secure container for positive samples; (ix) an "800" number for pickup and delivery of positive samples to an associated laboratory for confirmation; and
(x) a quarterly newsletter with updates for Management. The Company has garnered initial orders from distributors, municipal bodies and corporate users as well as from penal facilities.

     The Company has divided its marketplace into the following categories.

     Corporate Workplace Drug Testing Programs
     -----------------------------------------
     The Company has developed a network of distributors and administrators of workplace drug testing programs to sell its Rapid Drug Screen testing kit. Its largest initial order for this marketplace is from Zee Services, Inc., a division of McKesson Corp. Zee Services utilizes a network of 80 regional distributors which, in turn, employ 1,300 sales representatives each with a well-stocked company van to sell to 350,000 small and medium sized industrial clients a variety of products ranging from first aid kits to drug testing kits. An initial order of 50,000 test kits has been produced. CannAmm, Inc., a similar company operating in Canada, has likewise become a distributor. Customers in the workplace drug testing category include Pre-employment Testing Services, Inc., Employee Screening Services, Inc., Noble House International, Inc. ("Noble House") and Alcohol Testing for the Workplace, Inc., (a firm which tests for a variety of drugs of abuse). The Company has entered into a distribution agreement with Accuracy Testing Plus, Houston, Texas, which offers comprehensive workplace programs, including testing, education and training.

     Corrections and Law Enforcement
     -------------------------------
     This market includes federal, state and county level correctional facilities, pretrial agencies, probation and parole departments at the federal and state levels and juvenile correction facilities. The Company has received orders from several agencies including the Broward County, Florida, Sheriff's Department which has indicated potential orders of up to 200,000 units per year. The United States Probation Department ordered 500 units for use in a comparison test with other on-site products. The Company has exhibited at the American Corrections Association summer trade show in Nashville in August, 1996 and at the January, 1997 winter show.

     Rehabilitation Centers
     ----------------------
     This market includes the people in treatment for substance abuse in general hospitals, mental health centers and outpatient programs. The importance of this market relates to the frequency of testing. For example, in many residence programs, patients are tested each time they leave the facility and each time they return. In outpatient programs, patients are generally tested on a weekly basis. The Company has received orders from a chain of 60 rehabilitation centers and is negotiating with others. The Company intends to exhibit at the Employee Assistance Program convention in Chicago in 1997.

     International Markets
     ---------------------
     The Company has entered into a non-exclusive distribution agreement with CanAmm, Inc., a Canadian distributor, an exclusive agreement with Nobel House., a U.S. distributor for Chile, and is negotiating for exclusive distribution for Pacific Rim countries with a Canadian-based distributor. Nobel House has committed to a minimum of 250,000 "two panel" tests for Chile, (to test parochial high school students)and is negotiating purchase agreements with relevant government agencies of other South Americda, Cental America and Caribbean countries.

     Clinical, Physicians and Hospitals
     ----------------------------------
     The Company was approached and is negotiating an agreement with three major drug companies to distribute the Rapid Drug Screen under a joint label to the worldwide clinical market, including physicians, hospitals and laboratories. The Company is actively pursuing this market now that the FDA has approved its drug test kit for sale to clinics, laboratories, physicians and hospitals.

     Consumer and Over-the-Counter
     -----------------------------
     The Company's Rapid Drug Screen test is ideal for consumer use as it leads to immediate and accurate results at a price less than half that of available consumer kits. Since receiving its FDA 510(k) approval for clinical sales, the Company has has been actively investigating the FDA requirements for this market. It has been approached by several store and pharmacy chains. The Company intends to market through distributors or to sell directly to larger retail chains.

     Additional Markets
     ------------------
     As reported in the "New York Times," October 20, 1996, President Clinton has called for drug testing of all teenagers by state motor vehicle departments prior to granting driving licenses to them. In addition, certain low-income housing funded by the Department of Housing and Urban Development are testing residents as a condition for continued occupancy. Finally, many high school and college sports programs are requiring random testing for drugs of abuse as a condition of student participation.

     Samples
     -------
     The Company has found that one of its best marketing methods is the shipping of samples to potential customers which have expressed interest through responses to telemarketing, trade show demonstration, advertising or word of mouth. Although initially expensive, the Company have found that the best way to make sales is through demonstration and testing of the product's features.

     Competition
     -----------
     Competition to the Company's workplace drug test comes from tests by Roche Diagnostic Systems, Editek, Inc., Biosite Diagnostics, Drug Test Resources International and Drug Screening Systems, Inc. In the Roche test, the tester must invert the cup for ten seconds and the testing chemistry for those tests is contained in the cup. Editek's Easy Screen involves six steps, including pipeting a drop of urine for each test, applying drops of enzyme conjugates, applying drops of wash buffer and wiping and applying drops of substrate before the test results can be read. Biosite's Triage product involves pipeting drops of urine and reagents. The Drug Test Resources test involves pipeting drops of urine. The Drug Screening Systems test involves pipeting drops of urine and reagents. In addition, Psychemedics introduced a test which requires the subject's lock of hair be sent to its laboratory for evaluation, which takes five to fifteen days. The test is several times as expensive as the Company's. Its only advantage over the Company's test is that drug residues remain in the hair longer than in urine so that an employer or parent can gain a perspective of drug use over a longer period of time and the drug test cannot be circumvented by a brief period of abstinence.

     Principal Suppliers
     -------------------
     The Company's major suppliers are as follows: IVEK Corporation, Springfield, VT, produces the equipment which is used in the manufacture of the test strips; Kinematic Automation, Twin Harte, CA, produces the cutting equipment for the test strip backing; Arpak Plastics, Inc., Plattsburgh, NY, supplies specimen cups and covers; Monarch Plastics, Mount Laurel, NY, prints the plastic test card. The Company has located additional sources of components from which it could purchase if required. The Company subcontracts the manufacture of the test strips and the assembly, packaging and fulfillment to COARC, Mellenville, NY, a medical device manufacturer registered with the Federal Drug Administration. This registration requires that COARC submit to periodic "audits" of its facilities to ensure compliance with FDA standards. The COARC facility contains 70,000 square feet of manufacturing, office and assembly space, including a white room specifically designated to the manufacture of the Company's products which has airborne particulate removal equipment and is temperature and humidity controlled. The Company has placed manufacturing equipment in COARC's premises for use by COARC personnel for the production of the Company's drug test kits.

     The Company places purchase orders with COARC for specific quantities of the test strips. It also pays COARC a per unit fee to assemble the test kits and to pick, pack and ship the kits to the Company's designated customers. Although the Company prefers COARC because it is located within twenty miles of its premises, because of its quality of production, because of its ability to respond quickly to orders and because of its experience in biomedical production, the Company has located additional subcontractors which could, if needed, perform substantially the same services as COARC at similar prices.

     Patents and Trademarks
     ----------------------
     The  Company  has applied for  registration  of the  following  trademarks:
"American Bio Medica" and "Rapid Drug Screen" in the United States and in foreign countries in which the Company's products are being marketed. The Company's trademark counsel, Edmund Jaskiewicz, Esq., Executive Vice-President, has opined that there are no similar marks and, as a consequence, the Company feels confident that such marks will be registered. Stan Cipkowski, President, has assigned to the Company for no consideration, his application for a utility and design patent in the United States and Canada on the drug screen kit as an entity. Mr. Jaskiewicz, as patent counsel, has opined that a search has revealed no competing patented products. However, there can no assurance that a patent will be granted or that it will withstand challenge. The Company has applied for patents and trademarks in the European Common Market and Japan.

     Government Regulations
     ----------------------
     It is anticipated that the Company's business will benefit by Federal and state regulations relating to drug free workplaces, particularly the Drug Free Workplace Act of 1988. Clinical sales of the drug test kit which awaited final FDA approval of the tests for two of the NIDA drugs of abuse have commenced and sales are anticipated in due course.

Drugs of Abuse Preliminary Screen (ABM Prescreen)
-------------------------------------------------
     The second of the Company's products is a preliminary drug screen which is an easy to use, accurate and cost effective test paper for the drug testing market. This test will, if the results are negative, eliminate the possibility that the urine sample contains any of twenty drugs. The laboratory technician places a few drops of pretreated urine on a test paper and reads the results visually within a few minutes. Over 90% of tests submitted to laboratories yield negative results. Thus, the primary use for this product in laboratories is as a means of inexpensively and quickly eliminating, through negative results, over 90% of the testing required. A patent application is in process. Pre-clinical trials for the preliminary drug screen have been completed at two independent laboratories contracted by the Company. Pre-clinical tests include laboratory evaluation of product chemistry and observation of results of addict urine samples tested with the product over a period of time. These tests were conducted under the supervision of John Questal, principal of one of the contract laboratories and a member of the Company's Scientific Advisory Board, and were reviewed by Dr. Henry Wells, the Company's Vice-President-Product Development. Based on the success of pre-clinical evaluations, independent clinical tests were conducted by American Medical Laboratories, Chantilly, Virginia. The Company expects to introduce its ABM Prescreen to the market as an inexpensive alternative to the products being offered by the current market leaders, Roche Diagnostic Systems and Biosite Diagnostics.

Alcohol/Saliva Test
-------------------
     The Company has developed a technology that will detect alcohol levels in individuals through a quick, one step, on-site, saliva test that can be calibrated to specific sensitivity levels. Though at an advanced stage of development, additional laboratory work and clinical evaluations will need to be funded and completed prior to any patent applications or commercialization. These activities are expected to commence during fiscal 1998. Law enforcement and workplace testing would be the initial markets approached. The Company is only aware of one, nonspecific to sensitivity levels, two step product now available.

KDMP (Keratin Derivative Modified Protein)
------------------------------------------

     Keratin Derived Modified Protein ("KDMP") is a liquid keratin protein complex containing water soluble peptides and is rich in cysteine. It can be used as an active ingredient in varying concentrations in the formulations of quality skin, nail, and hair care products. Pre-clinical trials have been completed and the Company intends to license or sell the technology. Various patents relating to this technology have been assigned to the Company by Edmund Jaskiewicz, Executive Vice-President, as part of the consideration for his receipt of common shares of the Company (see "Certain Transactions"). The Company is currently manufacturing this product in small quantities for several companies which have requested samples for evaluation. The Company does not intend to devote any substantial economic or personnel resources to the development or marketing of this product for at least twelve months. As a result, no revenue is expected to be derived from this product until a license is negotiated of which there is no assurance.

The Company's Plan of Operations
--------------------------------
     The Company intends to continue the establishment of a network of distributors which service customers in non-clinical workplace, correctional institution or drug rehabilitation areas, to market and sell its drug testing kits, to manufacture and ship such kits and, once manufacturing has reached the capacity needed to fulfil orders, to continue research and development on its additional biomedical products.

     As of June 20, 1997, the Company had entered into non-exclusive, non-clinical market distribution agreements with a number of companies, including national (such as Zee Services, Inc., a subsidiary of McKesson Corporaton), regional (such as Accuracy Testing Plus, Houston, Texas ) and local distributors (such as Western Pathology Consultants, Scottsbluff, Nebraska, Business Medical Services, Columbus, Ohio and Prima Healthcare Group, Springfield, Missouri). In addition, the Company, on September, 6, 1996, entered into a non-exclusive distribution agreement for Canada with Ammcan, Inc., Toronto, Ontario. On June 10, 1997, the Company entered into a distribution agreement with Quadrangle Research LLC, an affiliate of The American Association of Medical Review Officers, to market the Rapid Drug Screen to its membership of 16,000 physicians, health care providers and other drug testing professionals.

     These agreements permit the distributors to sell the products of other manufacturers and permit the Company to sell its test kits to other distributors within and outside the territory of each distributor. The agreements are cancelable by either the Company or the distributor upon 30 days' written notice. Each of the Company's domestic distributors has submitted purchase orders which the Company is in the process of fulfilling.

     The Company intends to enter into distribution agreements on an international basis as such distributors are identified. The Company has entered into an agreement with Noble House, Miami, Florida for representation of the Company in foreign countries, Noble House is negotiating sales on behalf of the Company in Colombia, Argentina, Panama, Costa Rica and Caribbean countries as well as in Puerto Rico. Noble House has secured a contract in Chile to sell, for a two year period, a yearly minimum of 250,000 kits which test for two drugs of abuse - cocaine and marijuana. The Company has entered discussions with several suitable distributors in the Philippines, Mexico and Israel. However, no agreements have been entered into and there is no assurance that any such agreements will be executed or, if executed, that any sales will be generated thereby. In May, 1997, the Company entered into a purchase agreement with PhamaGen S.A., a subsidiary of Zeltia, S.A., a holding company traded on the Madrid Stock Exchange, for a minimum of 300,000 units per year of the Rapid Drug Screen. Assuming the minimum annual purchases are achieved, the purchase agreement is exclusive for Spain, Morocco, Portugal, France, Andorra and Italy. The agreement was negotiated by Noble House and MYBC, Inc.

     The Company has retained two regional managers, one in Fort Lauderdale, Florida and one in Nashville, Tennessee. These representatives call on accounts, such as corporations and correctional institutions directly and support the Company's worldwide distribution network.

     The Company's present manufacturing equipment and personnel designated by COARC is sufficient to produce 60,000 drug test kits each week, assuming two shifts per day, five days a week. In the event the Company desires to increase production, which it intends to do when volume reaches 60,000 units per week, its estimated costs for additional equipment are $40,000 which it anticipates will be covered from gross profits or from cash on hand.

     The Company has commenced an extensive direct mail campaign and participation in trade shows such as the Employee Assistance Program held in Chicago, in November, 1996 and the American Correctional Show in January, 1997 in Indianapolis, Indiana. The Company has already produced and dispatched materials for mailings and constructed trade show booths, attended trade shows and committed to attend several annual and semiannual shows. It anticipates funding its costs of transportation, lodging, entertainment and set up and other miscellaneous expenses from cash on hand.

     The Company has funded and will continue to fund its marketing, sales and manufacturing activities from the proceeds of its recent sale of 150 Preferred Shares, raising net proceeds of $1,405,000 and the exercise of 732,645 nonstatutory options raising proceeds of $2,197,935.

     The Company does not now nor does it intend to enter into any agreements with affiliated parties for the purchase of technologies, the sale of product or the purchase of inventory.

     The Company and its Rapid Drug Screen will be featured on Today's Health to be aired on CNBC in July, 1997.

     Government Regulation
     ---------------------
     The development, testing, manufacture and sale of the Company's laboratory test kits and certain additional proposed products are subject to regulation by United States and foreign regulatory agencies. Pursuant to the Federal Food, Drug, and Cosmetic Act, and the regulations promulgated thereunder, the FDA regulates the preclinical and clinical testing, manufacture, labeling, distribution and promotion of medical devices. If the Company fails to comply with applicable requirements it may be subject to fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing clearances or approvals and criminal prosecution.

     Risk Factors
     ------------

     Limited Operating History and Revenues; Significant and Continuing Losses.
     --------------------------------------------------------------------------
     Although the Company was formed in 1986, as far as the development, manufacture and sale of drug testing kits are concerned, it has extremely limited operational history upon which investors may base an evaluation of its performance or any assumption as to the likelihood that the Company will be profitable. The Company's prospects must be considered in light of the risks, expenses, delays, problems and difficulties frequently encountered in the establishment of a new business, the development and commercialization of new products based on innovative technology and the competitive environment in which the Company operates. There can be no assurance that the Company will be able to generate significant revenues or achieve profitable operations in its biomedical business.

    Technological  Factors;   Uncertainty  of  Product  Development;   Unproven
Technology.
--------------------------------------------------------------------------------
     Although the Company's development efforts relating to the technological aspects of the workplace drug testing kit are substantially completed, the Company is continually seeking to refine and improve it and to develop tests for additional drugs of abuse. In addition, the Company plans to perfect its laboratory drug test kit, its saliva alcohol level test kit and its Keratin production technology. The Company's efforts remain subject to all of the risks inherent in new product development, including unanticipated technical, regulatory or other problems which could result in material delays in product development or commercialization or significantly increased costs. The Company may be required to commit considerable additional efforts, time and resources to finalize development of production versions of its additional products. The Company's success will depend upon such products meeting targeted product costs and performance, and may also depend upon their timely introduction into the marketplace. There can be no assurance that development of the Company's proposed products will be successfully completed on a timely basis, or at all, that they will meet projected price or performance objectives, satisfactorily perform all of the functions for which they are being designed, or prove to be sufficiently reliable in widespread commercial application. Moreover, there can be no assurance that unanticipated problems will not arise with respect to technologies incorporated into its test kits or that product defects will not become apparent until commercial introduction. In the event that the Company is required to remedy defects in any of its products after commercial introduction, the costs to the Company could be significant, which could have a material adverse effect on the Company.

     Uncertainty of Continued Market Acceptance.
     ------------------------------------------
     The Company's workplace drug test has been well received by potential and actual customers, including corporations, distributors and correctional institutions. However, although the Company has received and is confident of receiving additional large initial orders from customers in those categories, its success is contingent on the receipt of reorders from these customers and orders from new customers. To date, the Company has generated limited revenues from sales of its workplace drug test kit. As is typically the case of an emerging company, demand and market acceptance for newly introduced products is subject to a high level of uncertainty. Achieving continued market acceptance for its workplace drug tests will require substantial marketing efforts and expenditure of significant funds to inform potential distributors of the distinctive characteristics, benefits and advantages of its kits. There can be no assurance that its drug test kits will become generally accepted or that the Company's efforts will result in successful product commercialization or initial or continued market acceptance for its drug testing products.

     Competition in Workplace Drug Testing Market; Technological Obsolescence.
     ------------------------------------------------------------------------
     The Company has competition in every area of its existing and proposed products from drug manufacturers and other manufacturers of drug test kits. Some of its competitors are well known and have far greater financial resources than the Company. Moreover, such competitors offer broader product lines and have greater name recognition than the Company, and offer discounts as a competitive tactic. To the best of Management's knowledge no competitors have introduced products which equal the ease of use combined with the accuracy of the Company's drug test kits. The markets for drugs and related products are highly competitive. There can be no assurance that other technologies or products which are functionally similar to those of the Company are not currently under development. In addition, there can be no assurance that other companies with the expertise or resources that would encourage them to attempt to develop or market competing products will not develop new products directly competitive with the Company's drug testing kits. Despite the protections which would be available to the Company in the event its design patent is granted, the Company expects other companies to attempt to develop technologies or products which will compete with the Company's products.

     Inability to Find and Attract Qualified Personnel.
     -------------------------------------------------
     The Company currently has sufficient Management expertise and depth to develop its business. However, it will need additional skilled and dedicated marketing staff as well as technical and production personnel in the future. There is no guarantee that the Company can retain its present staff or that capable personnel with relevant skills will be available.

     Dependence on Management.
     -------------------------
     The Company is dependent on the expertise and experience of Stan Cipkowski, President, Jay Bendis, Executive Vice-President, and Douglas Casterlin, Vice-President, for its operations. The loss of any of the Company's key
Management personnel will seriously inhibit the Company's operations. The Company intends to but has not yet acquired "key man" insurance on its Management. (See "Management.")

     Need for Additional Financing.
     ------------------------------
     The Company expects that its cash on hand will be sufficient to fund the Company's proposed operations for at least 36 months. This estimate is based on certain assumptions and there can be no assurance that unanticipated unbudgeted costs will not be incurred. Future events, including the problems, delays, expenses and difficulties which may be encountered in establishing a substantial market for the Company's drug test kits and other technologies could make the net proceeds from exercise of options and warrants insufficient to fund the Company's proposed operations. There can be no assurance that the Company will be able to obtain any necessary additional financing on terms acceptable to it, if at all. In addition, financing may result in further dilution to the Company's then existing stockholders. The Company has no established borrowing arrangements or available lines of credit. (See "Certain Transactions.")

      No Dividends.
     -------------
     The payment of dividends rests within the discretion of the Company's Board of Directors. No dividends have been paid on the Common Shares and the Company does not anticipate the payment of cash dividends in the foreseeable future. If the operations of the Company become profitable, it is anticipated that, for the foreseeable future, any income received therefrom would be devoted to the Company's future operations and that cash dividends would not be paid to the Company's shareholders. (See "Business--Dividend Policy.")

     Control by Management.
     ---------------------
     Management of the Company owns 47.1% of the outstanding Common Shares and is in a position to control the election of the Board of Directors. The certificate of incorporation of the Company does not provide for cumulative voting and, as a result, purchasers of the Company's securities will not be able to elect any directors or exert any control over the general policies of the Company. (See "Description of Company's Securities--Description of Common Stock.")

     Anti-Takeover Provisions in Certificate of Incorporation.
     ---------------------------------------------------------
     The Company's amended certificate of incorporation authorizes the issuance of 5,000,000 Preferred Shares. The Board of Directors has the authority, without further action by the Common Shareholders, to issue Preferred Shares from time to time in one or more classes or series, to fix the number of shares constituting any class or series and the stated value thereof, if different from the par value, and to fix the terms of any such series or class, including dividend rights, dividend rates, conversion or exchange rights, voting rights, rights and terms of redemption (including sinking fund provisions), the redemption price and the liquidation preference of such class or series. Thus, the Board of Directors, in order to avoid a hostile takeover, could issue Preferred Shares with supervoting rights, conversion rights into Common Shares, liquidation preference or a combination of rights and preferences which could inhibit success of such attempted takeover.

     Proprietary Technology and Patents.
     -----------------------------------
     The Company's ability to compete effectively will depend in part on its ability to develop and maintain proprietary aspects of its technology, and to operate without infringing the proprietary rights of others or to obtain rights to such proprietary rights. The Company is currently prosecuting patent applications in the United States and with certain foreign patent offices. There can be no assurance that any of the Company's pending patent applications will result in the issuance of any patents, that the Company's patent applications will have priority over the applications of others, or that, if issued, any of the Company's patents will offer protection against competitors with similar technology. There can be no assurance that any patents issued to the Company will not be challenged, invalidated or circumvented in the future or that the rights created thereunder will provide a competitive advantage.

   Dependence of the Company on the Rapid Drug Screen
   --------------------------------------------------
     Sales of Rapid Drug Screen have accounted for all of the Company's sales biomedical sales; and Management anticipates that substantial revenues and profitability will substantially depend on the sale of The Rapid Drug Screen for the foreseeable future. A reduction in demand would have a material adverse effect on the Company's business, financial condition and results of operations. Competitive pressures could also erode the Company's profit margins. The Company's continued growth will depend on its ability to successfully develop and commercialize other products and to gain additional acceptance of The Rapid Drug Screen. There can be no assurance that the Company will be able to successfully develop and commercialize new products or that the Company will be able to maintain or expand its share of the drug testing market.

     Dependence on Distributors
     --------------------------
     The Company relies upon distributors and its own sales force to distribute The Rapid Drug Screen and may rely upon distributors to distribute products under development. The Company markets The Rapid Drug Screen primarily through non-excluxive distribution agreements The loss or termination of any of its distributors could have a material adverse effect on the Company's sales unless suitable alternatives can be arranged. If any of the Company's distribution or marketing agreements are terminated and the Company is unable to enter into replacement agreements or if the Company elects to distribute new products directly, the Company would have to invest in additional sales and marketing resources, including additional field sales personnel, which would significantly increase future sales and marketing expenses with no guarantee of success.

     Government Regulation
     ---------------------
     The testing, manufacture and sale of the Company's products are subject to regulation by numerous governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies. Pursuant to the Federal Food, Drug, and Cosmetic Act, and the regulations promulgated thereunder, the FDA regulates the preclinical and clinical testing, manufacture, labeling, distribution and promotion of medical devices. Although The Rapid Drug Screen test when applied to workplace testing is not considered a medical device and does not need FDA approval, clinical aplications of this test and new products may require clearance or approval prior to commencement of marketing.

     Limited Manufacturing Experience
     --------------------------------
     To be successful, the Company must manufacture its current and future products in compliance with regulatory requirements, in sufficient quantities and on a timely basis, while maintaining product quality and acceptable manufacturing costs. The Company has limited experience manufacturing products other than The Rapid Drug Screen. To achieve the level of production necessary for commercialization of the Company's products under development, the Company will need to scale-up current manufacturing capabilities. There can be no assurance that such work can be completed successfully.

     The Company's manufacturing facilities and those of its contract manufacturers may be subject to periodic regulatory inspections by the FDA and other federal and state regulatory agencies. There can be no assurance that the Company or its contractors will satisfy such regulatory requirements, and any failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations.

     Product Liability Exposure
     --------------------------
     The testing, manufacturing and marketing of medical diagnostic devices entail an inherent risk of product liability claims. To date, the Company has not experienced any material product liability claims, but any such claims arising in the future could have a material adverse effect on the Company's business, financial condition and results of operations. Potential product liability claims may exceed the amount of the Company's insurance coverage or may be excluded from coverage under the terms of the policy. There can be no assurance that the Company's existing insurance can be renewed at a cost and level of coverage comparable to that presently in effect, if at all. In the event that the Company is held liable for a claim for which it is not indemnified or for damages exceeding the limits of its insurance coverage, such claim could have a material adverse effect on the Company's business, financial condition and result of operations.

     Item 2. Description of Property

     The Company leases two self-standing buildings containing an aggregate of 3,300 square feet of office and warehouse space from an unrelated party on a month to month basis at an aggregate rent of $1,100 per month.

     Item 3. Legal Proceedings

     In February, 1994, Robert Friedenberg, as owner of the two medical technology companies, MDI and Gendex, acquired by the Company, in the name of these corporations, filed suit to have the Share Exchange Agreement rescinded on the grounds of breach of contract. In order to avoid the imposition of damages against it, the Company filed a cross-claim in July, 1994, against Dr.
Friedenberg, seeking enforcement of the Share Exchange Agreement. In November, 1995, after a trial, the court dismissed Dr. Friedenberg's lawsuit and allowed the Company's cross-claim to proceed to trial. In September, 1996, Dr. Friedenberg died. A pretrial hearing was held in December, 1996 which set a trial date of April 28, 1997.

     That trial was decided by a jury on May 5, 1997. The verdict determined that Dr. Friedenberg breached various contracts by failing to deliver technology to the Company. The jury also found in favor of the Company on two of the three fraud claims against Dr. Friedenberg and awarded the Company approximately $350,000 in damages. The trial judge, who is bound by the jury verdict against Friedenberg, will decide Dr. Friedenberg's claim to the Company's Common Shares which the Company refused to issued to him. Dr. Friedenberg's previous claims for equitable relief against the Company had been denied.

     In June, 1995, the Company filed a lawsuit against Mr. Morris, Dr. Friedenberg's counsel, for the breach of attorney-client relationship and his fiduciary duty and negligence in representing the Company in matters relating to Dr. Friedenberg and in the preparation of the Share Exchange Agreement. The Company's lawsuit demands damages in the amount of $1,000,000. Mr. Morris has counterclaimed for Common Shares. The court has set a trial date of September 14, 1998.

     Item 4. Submission of Matters to a Vote of Security Holders

     The Company held a special meeting of shareholders on December 23, 1996 at which its shareholders approved the adoption of the Company's 1996 Nonstatutory Option Plan.

                                    PART II

     Item 5. Market For Common Equity and Related Stockholder Matters

     The table on the following page sets forth the range of high and low sales prices for the Common Shares on the NASD Bulletin Board for each quarter for the fiscal years 1995, 1996 and 1997. As of June 30, 1997, there were approximately 2,131 holders of Common Shares.

                                                   High                 Low
                                                   ----                 ---
     Fiscal Year Ending April 30, 1997
     ---------------------------------
                Fourth Quarter                    $4.25                $3.50
                Third Quarter                      4.75                 2.75
                Second Quarter                     7.38                 4.31
                First Quarter                      6.00                 2.00

     Fiscal Year Ended April 30, 1996
     --------------------------------
                Fourth Quarter                     2.00                 0.75
                Third Quarter                      1.00                 0.63
                Second Quarter                     0.62                 0.38
                First Quarter                      0.38                 0.13

     Fiscal Year Ended April 30, 1995
     --------------------------------
                Fourth Quarter                     0.13                 0.06
                Third Quarter                      0.13                 0.06
                Second Quarter                     0.09                 0.06
                First Quarter                      0.19                 0.03


     As of July 2, 1997, there were outstanding approximately 13,518,510 Common Shares and 20 Preferred Shares each of which Preferred Shares is convertible into the number of Common Shares calculated by dividing $10,000 by the lesser of $6.07 or 75% of the average closing price of the Common Shares for the five trading days preceeding conversion. There is one holder of the Preferred Shares which do not trade.

     The Company has not declared any dividends and does not expect to do so in the foreseeable future.

     Item 6. Management's Discussion and Analysis or Plan of Operation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                 for the years ended April 30, 1996 and and 1997

     The matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections entitled "Business" and " Risk Factors," as well as those discussed elsewhere in this Annual Report on Form 10-KSB. The Company disclaims any intent or obligation to update these forward-looking statements.

    Development Stage Activities
     ----------------------------
     Until 1991, the Company was involved in marketing educational books and software to schools and municipal libraries and audiovisual educational packages throughout the United States. In 1991, the Company reduced its concentration on this market because of competition, increasing costs of doing business and slow collections from municipalities and sought new technologies in emerging markets. The Company has continued one small segment of its original business, that of selling audiovisual packages to libraries.

     The Company was considered to be a development stage company with little operating history subsequent to its reorganization and the commencement of development of its newly acquired biomedical technolgies which are, at present, its core business. These activities have been funded through the sale of convertible debentures aggregating $1,425,500 which were subsequently converted to Common Shares at $.75 per share, and through the exercise of 143,000 "A" warrants at $1.00 and 32,000 "B" warrants at $1.00 per share aggregating $175,000. The Company also sold 150 convertible preferred shares at $10,000 per share for an aggregate consideration of $1,500,000 and net proceeds of $1,405,000. As of April 30, 1997, the Company has sold 697,445 Common Shares for an aggregate consideration of $2,092,186 through the exercise of nonstatutory stock options. Because the Company has started commercial production of its drug testing kits and has what Management maintains are adequate resources to adequately fund its operations and has completed research and development of its present product line, the Company no longer considers itself a development stage company.

     In order to support increased levels of sales in the future and to augment its long-term competitive position, the Company anticipates that it will be required to make significant additional expenditures in manufacturing, research and development, sales and marketing and administration, both in absolute dollars and as a percentage of sales. In addition, the Company anticipates higher administrative expenses resulting from its obligations as a public reporting company.

     The Company anticipates that its results of operations may fluctuate for the foreseeable future due to several factors, including whether and when new products are successfully developed and introduced by the Company, market acceptance of current or new products, regulatory delays, product recalls, manufacturing delays, shipment problems, seasonal customer demand, the timing of significant orders, changes in reimbursement policies, competitive pressures on average selling prices, changes in the mix of products sold and patent conflicts. Operating results would also be adversely affected by a downturn in the market for the Company's current and future products, if any, order cancellations or order rescheduling. Because the Company is continuing to increase its operating expenses for personnel and new product development, the Company's operating results would be adversely affected if its sales did not correspondingly increase or if its product development efforts are unsuccessful or are subject to delays. The Company's limited operating history makes accurate prediction of future operating results difficult or impossible. Although the Company has experienced growth in recent years, there can be no assurance that, in the future, the Company will sustain revenue growth or remain profitable on a quarterly or annual basis or that its growth will be consistent with predictions made by securities analysts.

     The Company currently manufactures and ships product shortly after receipt of orders and anticipates that it will do so in the future. Accordingly, the Company has not developed a significant backlog and does not anticipate it will develop a material backlog in the future.

     Results of Operations for the Year Ended April 30, 1997 as Compared to the Year Ended April 30, 1996.
--------------------------------------------------------------------------------

     Revenues from the book segment of the business were $274,678 for the year ended April 30, 1997 as compared to $158,105 for the year ended April 30, 1996, representing a increase of $116,573 or 73.7%. This increase in book sales is directly attributable to the Company's reorganization of its telemarketing activities and a bulk inventory purchase at significant savings. Costs of goods sold for the year ended April 30, 1997, were $76,628 as compared to $96,444 for the year ended ended April 30, 1996 representing a cost of goods sold percentage of 27.9% for the year ended April 30, 1997 as compared to 61.0% for the year ended April 30, 1996. This cost reduction is the result of the purchase of a significant book inventory at a greatly reduced cost.

     Revenues from the initial sales of drug testing kits were $317,864 for the year ended April 30, 1997. Costs of goods sold for the year ended April 30, 1997 was $183,234 or 57.6%.

     General and administrative costs for the year ended April 30, 1997 were $867,903, an increase of 67.3% over expenses of $518,826 for the year ended April 30, 1996. These increased costs are the result of adding additional employees for positions in sales, marketing, accounting, executive and other office personnel of $365,117, legal and professional expenses of $122,993, office expense of $220,248, marketing expense of $120,266, product development of $26,569 and rent of $12,710. Research and development expense of $74,978 for the year ended April 30, 1997 was $283,866 less than the $358,844 expended during the year ended April 30, 1996. This decrease in research and development is the result of gradual completion of development of the drug testing delivery system.

     Resolution of Friedenberg Litigation and Trial Date in Morris Litigation

     In February, 1994, Robert Friedenberg, as owner of the two medical technology companies, MDI and Gendex, acquired by the Company, in the name of these corporations, filed suit to have the Share Exchange Agreement rescinded on the grounds of breach of contract. In order to avoid the imposition of damages against it, the Company filed a cross claim, in July, 1994, against Dr.
Friedenberg, seeking enforcement of the Share Exchange Agreement. In November, 1995, after a trial, the court dismissed Dr. Friedenberg's lawsuit and allowed the Company's cross-claim to proceed to trial. In September, 1996, Dr. Friedenberg died. A pretrial hearing was held in December, 1996 which set a trial date of April 28, 1997.

     That trial was decided by a jury on May 5, 1997. The verdict determined that Dr. Friedenberg breached various contracts when he failed to deliver technology to the Company. The jury also found in favor of the Company on two of the three fraud claims against Dr. Friedenberg and awarded the Registrant approximately $350,000 in damages. The trial judge, who is bound by the jury verdict against Friedenberg, will decide Dr. Friedenberg's claim to the Company's Common Shares which the Company refused to issued to him. Dr. Friedenberg's previous claims for equitable relief against the Company had been denied.

     In June, 1995, the Company filed a lawsuit against Mr. Morris, Dr. Friedenberg's counsel, for the breach of attorney-client relationship and his fiduciary duty and negligence in representing the Company in matters relating to Dr. Friedenberg and in the preparation of the Share Exchange Agreement. The Company's lawsuit demands damages in the amount of $1,000,000. Mr. Morris has counterclaimed for Common Shares. The court has set a trial date of September 14, 1998.

     Since legal counsel had advised Management that the claims against it were without merit, the Company did not recognize the claims against it as liabilities. Thus, no adjustment has been made to the Balance Sheet or to the Statement of Operations. The Company intends to recognize income when the judgment against the estate of Robert Friedenberg is collected.

     Results of Operations for the year ended April 30, 1996 as compared to the year ended April 30, 1995.
--------------------------------------------------------------------------------
     The only revenues for fiscal 1996 were revenues from the audio-visual segment of the Company's operations. The Company had no revenues as of April 30, 1996 from the Company's drug testing products. Revenues from the audio-visual segment of the business were $137,891 for the year ended April 30, 1995 as compared to $158,105 for the year ended April 30, 1996 representing an increase of $20,214 or 14.7%. This increase is directly attributable to the increased effectiveness of the Company's use of telemarketing to reach the Company's defined market of schools and libraries as substantially all marketing is audio-visual materials is through telemarketing. Costs of good sold for the year ended April 30, 1995 were $45,204 as compared to $96,444 for the year ended April 30, 1996, representing a cost of goods sold percentage of 32.8 % for the year ended April 30, 1995 as compared to 61% for the year ended April 30, 1996. The increase in costs is attributable to the product mix of the items sold having a higher wholesale cost. Increases in the wholesale price of products caused a reduction in gross profits of $31,026 from $92,687 for the year ended April 30, 1995, as compared to $61,661 for the year ended April 30, 1996.

     General and administrative costs for the year ended April 30, 1996 were $518,826, an increase of 300% over expenses of $129,719 for the year ended April 30, 1995. These increased costs are the result of increased labor costs for office personnel and consulting expenses of $427,225. Research and development expenses of $358,844 for the year ended April 30, 1996 increased by $223,432 or 165% over the amount expended of $135,412 for the year ended April 30, 1995. This increase in expenses is the result of increasing amounts expended for development, experimentation and improvement of test chemicals and laboratory and field trial testing of the workplace drug testing delivery system and research and development relating to the Company's other biomedical products. 15

     Liquidity  And Capital  Resources As Of The End of Fiscal  Year,  April 30,
1996
----------------------------------------------------------------------------

     The Company increased its cash balance to $437,532 and working capital to $329,085 as of the end of fiscal 1996 as the result of the sale in the aggregate of $1,407,000 convertible debentures over a three year period. The Company has expended $565,186 to date for the research and development of its biomedical products.

     Management believes that the present cash balance will pay the initial cost of entering the biomedical business. This includes completing the design, creating initial inventories and obtaining initial orders and sales of the Company's biomedical products. Management believes that until profitable operations are achieved, the Company must expend resources on research and development, design and marketing, and, as a result, additional funds may be required.

     Other income consists of the write off of $126,500 in secured debt which counsel has advised Management is time barred as to collectibility.

     Income tax: As of April 30, 1997, the Company has a tax loss carry-forward of $2,906,992. The Company's ability to utilize its tax credit carry-forwards in future years will be subject to an annual limitation pursuant to the "Change in Ownership Rules" under Section 382 of the Internal Revenue Code of 1986, as amended. However, any annual limitation is not expected to have a material adverse effect on the Company's ability to utilize its tax credit carry-forwards.

     Liquidity And Capital Resources As Of The End Of Fiscal Year Ended April 30, 1997.
--------------------------------------------------------------------------------

     The Company's cash balance was $1,762,506 with $1,053,000 in treasury bills and certificates of deposit invested for nine months and working capital was $3,548,508 as at April 30, 1997. These balances are the result of the sale and conversion of convertible debentures in the principal amount of $18,500 and $175,000 through the exercise of 143,000 "A" Warrants and 32,000 "B" Warrants at $1.00 per share. The Company also sold 150 convertible preferred shares at $10,000 per share for an aggregate consideration of $1,500,000. Finally, as of April 30, 1997, the Company sold 697,445 Common Shares for an aggregate consideration of $2,092,186 through the exercise of nonstatutory stock options. Cash generated from financing activities was utilized for investment in short term marketable securities of $1,053,000, for additional patent applications of $7,783 and for the purchase of machinery and equipment for $114,793 and a loan of $100,000 to an unrelated party.

     The Company's primary short-term needs for capital, which are subject to change, are for expansion of its manufacturing to adequately deliver new products, increase in inventory levels to fill larger anticipated orders and the continued advancement of research and development efforts.

     Management believes that the present cash balance will pay the ongoing cost of the biomedical business. The Company has established commercial production of its drug testing kits and no longer considers itself to be a development stage company.

     The Company currently plans to expend approximately $2.0 million for the expansion and development of its manufacturing, marketing and general administrative capabilities in connection with the fulfillment of the Company's marketing program and the anticipated launch of the Company's products currently under development. Additionally, the Company utilizes cash generated from operating activities to meet its capital requirements.

     The Company expects its capital requirements to increase over the next several years as it expands its research and development efforts, new product development, sales and administration infrastructure, manufacturing capabilities and facilities. The Company's future liquidity and capital funding requirements will depend on numerous factors, including the extent to which the Company's products under development are successfully developed and gain market acceptance, the timing of regulatory actions regarding the Company's potential products, the costs and timing of expansion of sales, marketing and manufacturing activities, facilities expansion needs, procurement and enforcement of patents important to the Company's business, results of clinical investigations and competition.

     The Company believes that its available cash and cash from operations will be sufficient to satisfy its funding needs for at least the next 36 months. Thereafter, if cash generated from operations is insufficient to satisfy the Company's working capital and capital expenditure requirements, the Company may be required to sell additional equity or debt securities or obtain additional credit facilities. There can be no assurance that such financing, if required, will be available on satisfactory terms, if at all.

     Item 7. Financial Statements

     a. Balance Sheet as of April 30, 1997

     b. Statement of Operations for the two years ended April 30, 1996 and 1997

     c. Statement of Cash Flows for the two years ended April 30, 1996 and 1997

     d. Statement of Stockholders' Equity for the two years ended April 30, 1996 and 1997

     e. Notes to Financial Statements

     Item 8. Changes in and Disagreement With Accountants

     Not applicable.

                              PART III

     Item 9.  Directors,  Executive  Officers,  Promoters  and Control  Persons:
Compliance with Section 16(a) of the Exchange Act

Directors and Officers
----------------------

     The following sets forth the names of the Company's directors and officers. Directors of the Company are elected annually by the shareholders and the oficers are appointed annually by the Board of Directors. Jasper R. Clay, Jr. and John F. Murray were appointed by the Board of Directors to fill vacancies.

Name                        Age            Position                     Since
----                        ---            --------                     -----
Stan Cipkowski       49     President and a Director                     1986
Edmund Jaskiewicz    74     Chairman of the Board of Directors,
                             Executive Vice-President and Secretary      1992
Jay Bendis           50     Vice-President-Marketing and a Director      1995
Henry J. Wells       65     Vice-President-Product Development           1995
Jasper R. Clay, Jr.  64     A Director                                   1997
John F.  Murray      52     A Director                                   1997
Douglas Casterlin    50     Vice-President and General Manager           1997

     Stan Cipkowski founded the predecessor of the Company in 1982 and has been an officer and director of the Company since its incorporation in April 1986. From 1982 to 1986, he was sole proprietor of American Micro Media, the predecessor, which was acquired by the Company. In addition, from 1983 to 1987, Mr. Cipkowski was a general partner of Florida Micro Media, a Fort Lauderdale-based marketer of educational software and was a principal shareholder and Chief Financial Officer of Southeast Communications Group, Inc., a publisher of direct response media. In 1982, he became a consultant to Dialogue Systems, Inc., a New York-based developer of training and communications materials, where he served as Vice-President of Sales and Marketing. From 1977 to 1982, he was employed by Prentice-Hall Publishing Company, reaching the position of National Sales Manager. Prior to 1977 he was employed as an accountant for the New Seabury Corporation and as Mid-West Area Manager for the Howard Johnson Company.

     Edmund Jaskiewicz is a lawyer-engineer. He has practiced international patent and corporate law as a sole practitioner since 1963 and has served as Chairman of the Board of Directors since 1992. From 1953 to 1963 Mr. Jaskiewicz was associated with Toulmin and Toulmin, Esqs., Washington, D.C. From 1960 to 1962, he resided in Frankfurt, Germany managing that firm's local office. From 1952 to 1953 he was with the Patent Section of the Bureau of Ordinance of the Department of the Navy working on patent infringement and licensing matters. He received his J. D. in 1952 from George Washington University Law School and his
B. S. in Engineering from the University of Connecticut in 1947.

     Jay Bendis has been an independent consultant to biomedical companies since 1990, specializing in commercializing new concept products in both domestic and international markets. From 1990 to 1992, he served as Vice-President of Sales and Marketing for Scientific Imaging Instruments where he was a principal and Vice-President of Sales and Marketing. From 1985 to 1990, Mr. Bendis served as National Sales Manager of the XANAR Laser Corp., a division of Johnson & Johnson, where he directed its national sales force and developed its marketing strategy for integrating high power lasers into the hospital market. From 1979 to 1984, he was the Eastern Area Sales and Marketing Manager for the IVAC Corp., a division of Eli Lilly. Prior to 1979, Mr. Bendis held sales Management positions with Xerox Corporation and A.M. International. Mr. Bendis earned his
B. A. in Marketing/Management from Kent State University and is currently a member of the Edison BioTechnology Center Advisory Council for the State of Ohio.

     Henry Wells, Ph.D. has served since 1990 as a contract chemist with the title of Vice-President-Science and Technology for New Horizons Diagnostics, Inc. where he adapts immuno-chemical technologies for detection of infectious diseases. From 1989 to 1990, he was director of production for Espro, Inc., a producer of in-vivo pesticides. From 1985 to 1989, Dr. Wells was Vice-President-Science and Technology for Keystone Diagnostics, Inc. From 1984 to 1985, he was Director of Research and Development for Hill-Wells Research Corporation, a developer of diagnostics products. From 1981 to 1984, he was Vice-President-Research and Development of Hematec Corporation. From 1979 to 1981, Dr. Wells was Director of Biochemistry for Helena Laboratories. From 1973 to 1979, he was Manager of Chemical Chemistry at Smith Kline Diagnostics. Dr. Wells earned his Ph.D. in Biochemistry from the University of Pittsburgh, his M.
A. from University of Pennsylvania and his B. S. in Chemistry from the University of Pittsburgh.

     John F. Murray has served as Chief Financial Officer of Federal Supply, Inc., Pompano Beach, Florida since April, 1994. From 1988 to 1994, Mr. Murray served as Controller for Bio Therapeutics, Inc., Woodbridge, New Jersey. He also was Controller of Shortline, a group of transportation companies, from 1982 to 1988 and, from 1974 to 1982, of Kleber Tire & Rubber Corp. Mr. Murray was Director of Accounting for Western Union Telegraph Company from 1972 to 1974 and Senior Accountant for S.D. Leidesdorf & Co (now Ernst & Young) from 1969 to 1972. Mr. Murray received his BBA in Accounting from the Baruch School of the City University of New York in 1968 and became a Certified Public Accountant in the State of New York in 1974.

     Jasper R. Clay, Jr. served as a United States Parole Commissioner from 1984 to 1996 and from 1991 to 1996, as Vice-Chairman of the United States Parole Commission and Chairman of the National Appeals Board. He served as final authority for all decisions relating to parole, revocation, imposition or modification of parole conditions, or denial of discharge from supervision. From 1976 to 1984, Mr. Clay was State of Maryland Parole Commissioner and from 1969 to 1976, he was an Associate Member of the State of Maryland Board of Parole. Mr. Clay served as an Associate Member of the State of Maryland Board of Parole from 1969 to 1976, District Supervisor of the Baltimore City District Office in 1968, Staff Specialist-Training and Development for the Maryland Division of Parole and Probation from 1966 to 1968, Parole and Probation Agent I and II, Baltimore District, Office of the Maryland Division of Parole and Probation from 1958 to 1966 and as a Psychiatric Aide at the Spring Grove State Hospital from 1957 to 1958.

     Mr.  Clay  received  an  Honorable  Discharge  from the United  States Army
Infrantry as a First Lieutenant in 1956. He is active in a number of professional organizations including the American Correctional Association (where he is presently a member of the Awards Committee), the Association of Paroling Authorities International (where he serves as an officer) and the National Council of Crime and Delinquency.

     He is a member of the American Correctional Association, the National Council of Crime and Delinquency and the Association of Paroling Authorities International. Mr. Clay earned his B. A. in Psychology from Morgan State University in 1954 and attended the graduate school at Loyola College in areas such as Guidance, Counseling and Psychology.

     Douglas Casterlin was General Manager of Coarc, Inc., the Company's product assembling, packaging and shipping contractor, from 1979 to 1997. In that capacity, he developed a contract manufacturing business involving plastic injection molding and clean room assembly and packaging of FDA - regulated medical products. He also negotiated a joint venture with a major German healthcare product manufacture to establish its United States operations and established a professional-format videocassette remanufacturing business serving the television broadcase industry. Mr. Casterlin was Workshop Director, Putnam Industries, Inc., from 1976 to 1979 and Production Manager, from 1973 to 1976, of Occupatics, Inc. From 1966 to 1970, Mr. Casterlin served as an Air Force Intelligence Officer and was honorably discharged as Sergeant. He studied Engineering at Lehigh Universith from 1965 to 1966 and received his B.A. degree in Psychology in 1973 from the State University of New York at New Paltz.

     Scientific Advisory Board
     --------------------------
     The Company has established a scientif advisory board of which Henry J. Wells, Ph.D., Vice-President, is chairperson. The members of the board as as follows:

     Anthony G. Costantino, Ph.D., has a degree in Pharmacy from Dukane University and a Ph.D. in Toxicology from the University of Maryland. He is a Board Certified Forensic Toxicologist and currenty serves as Director of Clinical Toxicology at American Medical Laboratories in Chantilly, Virginia.

     Delmiro A. Vazquez, B.S., M.T.,(ASCP), earned his Bachelor of Science degree from the University of Miami and a completed his Medical Technology Rotation in the American Society of Pathologists Approved Progam at the University of Miami/Jackson Memorial Hospital. Mr. Vazquez holds postgraduate certificates in Nuclear Medicine (Broward General Hospital) and Biomedical
Engineering (University of Miami). He is currently Co-RP of the Forensic Toxicology Department at Columbia Cedars Medical Center.

     Kenneth Steiner, M.D.received his M.D. from the University of Tennessee and is Board Certified by the National Board of Medical Examiners. He is Board
Certified by the American Board of Emergency Medicine and by the American Association of Medical Review Officers. Additionally, Dr. Steiner has been designated as an FAA Medical Examiner.

     The board will meet from time to time to consider the Company's present technology and proposed technology development.

     Item 10. Executive Compensation

     See Proxy Statement for the Annual Meeting of Shareholders for the 1998 Fiscal Year.

     Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth as of July 2, 1997, the number and percentage of shares of the common stock of the Company, owned of record and beneficially, by each officer and directors of the Company and by any other person owning more than 5% of the Company's outstanding common stock and by all officers and directors as a group.

                                   Shares of
Name and Address                  Common Stock                Percentage(1)
----------------                  ------------                ------------
Edmund Jaskiewicz                  3,047,955                     22.3%
1730 M Street, NW
Washington, DC 20036

Stan Cipkowski                     2,742,748                     20.0%
102 Simons Road
Ancramdale, NY 12503

Jay Bendis                           645,999                      4.7%
71 Springcrest Drive
Akron, Ohio 44333

Henry J. Wells, Ph.D.                  -0-                        -0-%
9421 Book Row
Columbia, Maryland 21046

Jasper R. Clay, Jr.                    -0-                        -0-%
4964 Moonfall Way
Columbia, Maryland 21044

John F. Murray                         -0-                        -0-%
1821 Lyons Road
Pompano Beach, Florida 33063

Douglas Casterlin
65 Malloy Road                         -0-                        -0-%
Ghent, New York 12065
                                     ------                      -----

All Officers and
Officers and Directors
as a Group (7 persons)             6,436,702                     47.1%
--------------------



Item. 11 Certain Relationships and Related Transactions
         ----------------------------------------------

  The Company, a New York corporation, was formed in April 1986 to purchase a sole proprietorship, American Micro Media, owned by Stan Cipkowski, its President. It successfully completed a public offering in February, 1987. Originally involved in the sale of educational software to schools, it expanded to the sale of corporate training materials and library books. In 1991 and 1992, the Company closed most of its existing business lines because of competition, low margins and slow collections, but retained one book/audio cassette product line.

     In September 1992, the Company acquired all the issued and outstanding common stock of three companies ("Target Companies") two of which were owned by Robert M. Friedenberg and the third by Edmund Jaskiewicz, Chairman of the Board, in exchange for an aggregate of 15,099,700 Common Shares pursuant to a share exchange agreement (the "Share Exchange Agreement"). Dr. Friedenberg had requested that some shares be issued to two individuals, one of which was Jackson L. Morris, former counsel to the Company. The assets of the Target Companies were various purported biomedical technologies. Dr. Friedenberg, former major stockholder of two of the Target Companies, failed to deliver the claimed technologies to the Company and/or misrepresented them and resigned as an officer and director of the Company. The Common Shares which Dr. Friedenberg and the two nonaffiliated parties would have received (aggregating 9,069,828 shares) were never issued. In February, 1994, Robert Friedenberg, as an owner of the two Target Companies, through these corporations, filed suit to have the Share Exchange Agreement rescinded on the grounds of breach of contract. In order to avoid the imposition of damages against it, the Company filed a counterclaim in July, 1994, seeking enforcement of that agreement. In November, 1995, after a trial, the court dismissed Dr. Friedenberg's claims for damages and allowed the Company's counterclaim to proceed.

     That trial was decided by a jury on May 5, 1997. The verdict determined that Dr. Friedenberg breached various contracts when he failed to deliver technology to the Company. The jury also found in favor of the Company on two of the three fraud claims against Dr. Friedenberg and awarded the Company approximately $350,000 in damages. The trial judge, who is bound by the jury verdict against Friedenberg, will decide Dr. Friedenberg's claim to the Company's Common Shares which the Company refused to issued to him. Dr. Friedenberg's previous claims for equitable relief against the Company had been denied.

     The assets of the third company, previously owned by Mr. Jaskiewicz, included the KDMP technology which had been assigned to the Company. Mr. Jaskiewicz agreed, in February, 1996, to the cancellation of 3,000,000 of his Common Shares because the major business of the Company became the development and marketing of its drug test kit which was developed in-house, rather than the KDMP for the assignment of which Mr. Jaskiewicz received much of his equity interest in the Company. In addition, the Company has a claim pending against its former counsel, Jackson L. Morris, Esq. on the grounds that Mr. Morris breached his duty to the Company and its interests by providing legal advice to Dr. Friedenberg. Mr. Morris has brought a counterclaim for Common Shares. The court has set a trial date of September 14, 1998.

     On November 3, 1995, Stan Cipkowski, President, Edmund Jaskiewicz, Executive Vice-President and Jay Bendis, Vice-President entered into three-year employment contracts with the Company. Mr. Cipkowski received a salary of $36,000 per annum until April 30, 1996; and $60,000 per annum thereafter until such time as the Company's gross revenues reach $500,000 at which point the annual base salary will increase to $72,000. Messrs. Jaskiewicz and Bendis received a salary of $24,000 per annum until April 30, 1996; and $48,000 per annum thereafter until such time as the Company's gross revenues reach $500,000 at which point the annual base salary will increase to $60,000. In addition, Messrs. Cipkowski, Jaskiewicz and Bendis will each receive a bonus equal to 2% of the gross revenues of the Company after the attainment of gross revenues of $1,000,000 per fiscal year until such annual revenues reach $3,000,000; 1.5% of gross revenues between $3,000,000 and $5,000,000; and 1% on additional revenues. Mr. Bendis was issued 500,000 Common Shares in consideration of past services of which 100,000 shares vested immediately, 100,000 shares after the Company achieves aggregate revenues of $1,000,000; 100,000 after the Company achieves aggregate revenues of $2,000,000; 100,000 shares after the Company achieves aggregate revenues of $3,000,000; and 100,000 shares after the Company achieves aggregate revenues of $4,000,000. Any shares which have not vested by April 30, 1998, will be cancelled.

     In June, 1996, the Company adopted its 1996 Nonstatutory Stock Option Plan (the "1996 Plan"). Options to purchase 2,000,000 Shares are included in the 1996 Plan of which 1,500,000 were issued prior to April 30, 1997 as follows: Stan Cipkowski, 550,000 options; Edmund Jaskiewicz, 250,000 options; Jay Bendis, 320,000 options; Henry Wells, 150,000 options; Joel Pensley, Esq. 180,000 options, and non-management employees, an aggregate of 282,000 options. An agregate of 697,445 options have been exercised.

     In September, 1996, the Company sold 150 8% Cumulative Convertible Preferred Shares, Series A (the "Preferred Shares") for an aggregate of $1,500,000. The Preferred Shares are convertible into Common Shares at the lesser of $6.07 or 75% of the "Market Price" on the date(s) on which Preferred Shares are converted to Common Shares, all accrued but unpaid dividends, payable in cash. The holder of the Preferred Shares may convert a maximum of one-half of the Preferred Shares on or after 60 days of the purchase of the Preferred Shares and all the Preferred Shares on or after 90 days from the date of purchase. The Company registered with the Commission the Common Shares underlying Conversion of the Preferred Shares. 130 Preferred Shares have been converted into Common Shares.

     The Company does not now nor does it intend to enter into any agreements with affiliated parties for the purchase of technologies, the sale of product or the purchase of inventory. (See "Business.")

                                THOMAS P. MONAHAN

                           CERTIFIED PUBLIC ACCOUNTANT
                              208 LEXINGTON AVENUE
                           PATERSON, NEW JERSEY 07502

                                                  (201) 790-8775



To The Board of Directors and Shareholders of American Bio Medica Corporation

       I have audited the accompanying balance sheet of American Bio Medica Corporation as of April 30, 1997 and the related statements of operations, cash flows and shareholders' equity for the years ended April 30, 1996 and 1997. These financial statements are the responsibility of the Company's Management. My responsibility is to express an opinion on these financial statements based on my audit.

       I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles and significant estimates made by Management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

       In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Bio Medica Corporation as of April 30, 1997 and the results of its operations, shareholders equity and cash flows for the years ended April 30, 1996 and 1997 in conformity with generally accepted accounting principles.




                                                     Thomas P. Monahan, CPA

       May 28, 1997

       Paterson, New Jersey

                             AMERICAN BIO MEDICA CORPORATION
                                      BALANCE SHEET
                                                 April 30,          April 30,
                                                   1996                1997
                                                   ----                ----
                                         Assets
 Current assets
   Cash                                           $437,532         $1,762,506
   Marketable securities,
        available for sale                                          1,053,000
   Accounts receivable                              34,500            337,759
   Loan receivable                                                    102,250
   Inventory                                        22,301            668,723
   Prepaid expenses                                                     4,425
                                                 ---------           --------
   Current assets                                  494,333          3,928,663

 Capital assets-net                                 20,575            110,834

 Other assets
   License rights                                  110,070             38,470
   Patent-costs                                     21,000             28,783
                                                   -------             ------
   Total other assets                              131,070             67,253
                                                   -------             ------
 Total assets                                     $645,978         $4,106,750
                                                 =========         ==========

                          Liabilities and Stockholders' Equity
 Current liabilities
   Accounts payable and accrued expenses           $33,248           $380,155
   Notes payable
   Convertible debenture payable                   132,000
                                                   -------            -------
 Total current liabilities                         165,248            380,155

 Long term liabilities
   Convertible debenture payable
   Note payable                                    126,500
   Total long term liabilities                     126,500

 Capital stock
   Capital  stock-authorized
30,000,000 common shares,
par value $.01 each, at
 April 30, 1996 and January 31, 1997,
the shares outstanding  were 12,089,561
 and 13,379,507 respectively.                      120,895            133,795
 Preferred stock-authorized 5,000,000
 preferred shares, par value $.01 each,
 at April  30, 1997, the number of shares
 outstanding was 90                                                         1

   Additional paid in capital                    2,635,006          6,499,791
   Deficit accumulated during
development stage                               (2,401,671)        (2,906,992)
                                                -----------        -----------
 Total stockholders' equity                        354,230          3,726,595
                                                   -------          ---------
 Total liabilities and stockholders' equity       $645,978         $4,106,750
                                                  ========         ==========

                     See accompanying notes to financial statements.

                       AMERICAN BIO MEDICA CORPORATION
                           STATEMENT OF OPERATIONS
                                               For the year   For the year
                                                  ended           ended
                                                April 30,       April 30,
                                                   1996            1997
                                                  ------         --------
 Income                                          158,105         $610,876

 Less cost of goods sold                          96,444          259,862
                                                 -------          -------
 Gross profit                                     61,661          351,014

 Operations:
   General and administrative                    518,826          867,903
   Depreciation and amortization                  77,600           96,134
   Research and development                      358,844           74,978
                                                 --------          ------
   Total expense                                 955,270        1,039,015

 Income before other income and expenses        (893,609)        (688,001)

 Other income and expenses
   Retirement of  debt (Note 9)                                   126,500
   Interest income                                   356           56,180
   Interest expense                             (103,205)
                                                ---------
   Total other income and  expenses             (102,849)         182,680
                                                ---------         -------

 Net Profit (Loss) from operations             $(996,458)       $(505,321)
                                               ==========       ==========

 Net income (loss)  per share                     $(.08)           $(.04)
                                                  =====            =====
 Number of shares outstanding                  12,528,266      12,728,180
                                               ==========      ==========







               See accompanying notes to financial statements.

                        AMERICAN BIO MEDICA CORPORATION
                             STATEMENT OF CASH FLOWS

                                                   For the year   For the year
                                                       ended          ended
                                                      April 30,      April 30,
                                                        1996           1997
                                                     --------        --------
 CASH FLOWS FROM OPERATING ACTIVITIES

   Net profit (loss)                                $(996,458)        $1,996
   Amortization and depreciation                       77,600         96,134
   Consulting fees                                    306,250
   Compensation agreement                             125,000
   Retirement of debt (Note 9)                                      (126,500)
                                                     ----------     ---------
                                                     (487,608)      (535,687)

 Adjustments to reconcile net income to net cash
   Loan receivable                                                  (102,250)
   Accounts receivable                                 38,079       (303,259)
   Inventory                                            5,250       (646,422)
   Prepaid expenses                                    15,089         (4,425)
  Accounts payable                                    (30,828)       346,907
                                                      --------        -------
 TOTAL CASH FLOWS FROM OPERATIONS                    (460,018)    (1,245,136)
 CASH FLOWS FROM FINANCING ACTIVITIES
   Convertible debenture                              693,000       (132,000)
   Notes payable                                      (89,258)
   Sale of  stock                                     150,000      3,877,686
   Issuance of stock for services                      61,006
                                                       ------      ---------
 TOTAL CASH FLOWS FROM FINANCING ACTIVITIES           814,717      3,745,686
 CASH FLOWS FROM INVESTING ACTIVITIES
  Investment short term                                           (1,053,000)
   Patent costs                                                       (7,783)
   Capital assets                                                   (114,793)
                                                                   ---------
 TOTAL CASH FLOWS FROM INVESTING ACTIVITIES                       (1,175,576)

 NET INCREASE (DECREASE) IN CASH                      354,699      1,324,974
 CASH BALANCE BEGINNING OF PERIOD                      82,833        437,532
                                                       ------        -------
 CASH BALANCE END OF PERIOD                          $437,532     $1,762,506
                                                     ========     ==========

                 See accompanying notes to financial statements.

                        AMERICAN BIO MEDICA CORPORATION
                       STATEMENT OF SHAREHOLDERS' EQUITY

              Common        Common   Additional paid  Retained
   Date        Stock         Stock      in capital    Earnings         Total

04-30-1994    11,238,174     112,382     726,294     (1,099,885)      (261,209)
10-18-1995(1) (3,000,000)    (30,000)     30,000
04-30-1995                                             (305,328)      (305,328)
                                                      ---------      ---------
04-30-1995     8,238,174      82,382      756,294    (1,405,213)      (566,537)

11-03-1995       500,000       5,000      120,000                      125,000
04-30-1996(2)  1,700,002      17,000    1,258,000                    1,275,000
04-30-1996(3)     25,000         250       24,750                       25,000
04-30-1996(4)    250,000       2,500      122,500                      125,000
04-30-1996(5)    489,181       4,892       56,083                       60,975
04-30-1996(6)    125,000       1,250       61,250                       62,500
04-30-1996(7)    100,000       1,000       64,000                       65,000
04-30-1996(8)    550,000       5,500      173,250                      178,750
04-30-1996      Net loss                 (996,458)     (996,458)
                --------                ---------     ---------       --------
04-30-1996    11,977,357    $119,774   $2,636,127   $(2,401,671)      $354,230

96-04-1996        11,333         113        8,387                        8,500
06-04-1996        25,000         250       24,750                       25,000
07-31-1996(2)    176,000       1,760      130,240                      132,000
07-31-1996(2)     13,333         133        9,867                       10,000
07-31-1996(6)    100,000       1,000       49,000                       50,000
07-31-1996(9)     32,000         320       31,680                       32,000
07-31-1996(10)   100,000       1,000       99,000                      100,000
09-09-1996(9)     18,000         180       17,820                       18,000
09-23-1996(11)                $1        1,409,999                    1,410,000
01-31-1996(12)   697,445       6,975    2,085,211                    2,092,186
04-30-1997(13)   229,039       2,290       (2,290)                       -0-
04-30-1997      Net loss                               (578,673)      (578,673)
                 --------  ---------    ---------      ---------     ---------
04-30-1997    13,379,507    $133,795   $6,499,791    $(2,980,344)   $3,653,243
              ==========    ========   ==========    ============   ==========

(1) Return of common shares by Edmund Jaskiewicz
(2) Common shares issued for conversion of debt
(3) Common shares issued pursuant to sale of 25,000 Units
(4) Common shares issued for Warrant conversion at $.50
(5) Common shares issued in consideration for services under Regulation D at $.125 per share
(6) Common shares issued pursuant to Rule 504 at $.50 per share
(7) Common shares issued under Rule 504 at $.65 per share
(8) Common shares issued pursuant Regulation D at $.325 per share
(9) Common shares issued upon exercise of "B" Warrants
(10) Common shares issued upon exercise of "A" Warrants
(11) Shares of preferred stock for $1,500,000 less $90,000 in offering expense
(12) Common shares issued upon exercise of warrants
(13) Coversion of convertible preferred shares into common

              See accompanying notes to financial statements.

                         AMERICAN BIO MEDICA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED APRIL 30, 1997

     Note 1 - Organization of the Company and Issuance of Common Shares

     a. Creation of the Company

     American Bio Medica Corporation (the "Company") was formed under the laws of the State of New York on April 10, 1986 under the name, American Micro Media, Inc. The authorized capital was 200 common shares without par value. On May 20, 1986, the Company amended its certificate of incorporation to increase the number of authorized common shares to 20,000,000 shares of $.01 par value per share. On September 12, 1986, the Company amended its certificate of incorporation to remove preemptive rights. On September 28, 1992, the Company amended its certificate of incorporation to increase the aggregate number of authorized common shares to 30,000,000 shares of $.01 par value per share ("Common Shares") and to change its name to American Bio Medica Corporation. In October, 1996, the Company amended its certificate of incorporation authorizing the issuance of 5,000,000 Preferred Shares, ("Preferred Shares"), $.01 par value each.

     b. Description of the Company

     From inception until 1991, the Company was involved in marketing educational books and software to schools and municipal libraries and audio-visual educational packages to corporations throughout the United States. In 1991, the Company reduced its concentration on this market because of competition, increasing costs of doing business and slow collections from municipalities and sought new technologies in emerging medical markets. The Company has, however, continued to sell audiovisual packages to libraries.

     The Company is currently in the business of acquiring, developing and marketing biomedical technologies and products. The Company currently owns two technologies for screening drugs of abuse, a workplace screening test and a preliminary test for use by laboratories.

     The Company was considered to be a development stage company with little operating history subsequent to its reorganization and the commencement of development of its newly acquired bio-medical technologies which are, at present, its core business. These activities have been funded through the sale of convertible debentures aggregating $1,425,500 which were subsequently converted to Common Shares at $.75 per share, and the receipt of $175,000 through the exercise of 143,000 "A" warrants at $1.00 and 32,000 "B" warrants at $1.00 per share. The Company also sold 150 convertible Preferred Shares at $10,000 per share for aggregate consideration of $1,500,000 and net proceeds of $1,405,000. As of April 31, 1997, the Company sold 697,445 Common Shares for an aggregate consideration of $2,092,186 through the exercise of nonstatutory stock options. The Company has started commercial production of its drug testing kits and has what managment maintains are adequate resources to adequately fund its operations.

     c. Issuance of Common Shares

     On November 3, 1995, the Company entered into a three year employment agreement with Jay Bendis, Vice-President-Marketing. Pursuant to this agreement, the Company is obligated to issue 500,000 Common Shares. 400,000 of such shares are subject to vesting provisions.

     As of April 30,1996, the Company had borrowed an aggregate of $2,121,000 on a convertible debenture basis, the principal amount of each debentures convertible at the option of the holder into Common Shares at $.75 per share. As of April 30, 1996, the principal amount of all the convertible debentures had been converted into an aggregate of 1,700,002 Common Shares.

     As of April 30, 1996, the Company sold, through a private placement, 25,000 Units consisting of 25,000 Common Shares, 500,000 "A" Warrants and 50,000 "B" Warrants for an aggregate consideration of $25,000.

                        AMERICAN BIO MEDICA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED APRIL 30, 1997

     As of April 30, 1996, Unit holders exercised 250,000 "A" Warrants into 250,000 Common Shares at an exercise price of $.50, for an aggregate of $125,000.

     As of April 30, 1996, the Company issued 489,181 Common Shares in consideration for past services to five individuals in the amount of $60,975 or an average consideration of $.125 per share.

     As of April 30, 1996, the Company issued to OTC Communications 100,000 Common Shares under Rule 504 ("Rule 504") to the Securities Act of 1933, as amended, (the "Securities Act") as consideration for financial consulting services rendered per contract at a value of $.65 per share.

     As of April 30, 1996, the Company issued to Riverside Consulting Group, Inc. 25,000 Common Shares under Rule 504 in consideration for financial consulting services of $12,500 at $.50 per share.

     As of April 30, 1996, the Company issued 100,000 Common Shares to two persons at $.50 per share in consideration for financial consulting services.

     As of April 30, 1996, the Company approved the issuance to OTC Communications 500,000 Common Shares under Regulation D as consideration for financial consulting services rendered per contract and 50,000 Common Shares for expenses at a value of $178,750 or $.325 per share.

     On June 4, 1996, the Company sold $8,500 of convertible debentures and converted them into 11,333 Common Shares.

     On June 4, 1996, the Company sold 25,000 Common Shares at $1.00 through the exercise of 25,000 "A" Warrants for an aggregate consideration of $25,000.

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

     As of July 31, 1996, the Company sold 100,000 Common Shares at $1.00 through the exercise of 100,000 "A" Warrants for an aggregate consideration of $100,000.

     As of July 31, 1996, the Company sold 32,000 Common Shares at $1.00 per share through the exercise of 32,000 "B" Warrants for an aggregate consideration of $32,000.

     As of July 31, 1996, the Company issued 50,000 Common Shares pursuant to a private placement under Rule 504 of the Securities Act of 1933, as amended at $.50 per share for an aggregate consideration of $25,000.

                        AMERICAN BIO MEDICA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED APRIL 30, 1997

     As of September 30, 1996, the Company sold 18,000 Common Shares at $1.00 per share through the exercise of 18,000 "B" Warrants for an aggregate consideration of $18,000.

     As of April 31, 1997, 697,445 nonstatutory options were exercised for an aggregate consideration of $2,092,186.

     As of April 30, 1997, 60 convertible Preferred Shares had been converted into 229,039 Common Shares.

Note 2 - Summary of Significant Accounting Policies

a. Basis of Financial Statement Presentation

     The financial statements presented consist of the balance sheet dated April 30, 1997 and the related statements of operations, retained earnings and cash flows for the years ended April 30, 1996 and 1997.

 b. Earnings per Share

     Earnings per share have been computed on the basis of weighted average number of Common Shares outstanding. The total number of shares outstanding at April 31, 1996 and April 30, 1997 was 12,528,266 and 12,728,180 respectively.

 c. Revenue Recognition

     Revenue is recognized when merchandise is shipped or services are rendered.

 d. Organization Expense

     The cost of organizing the Company was charged to operations on a straight line basis over a five year period.

                        AMERICAN BIO MEDICA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED APRIL 30, 1997

 e. Cash and Cash Equivalents

     Cash and cash equivalents consist of all cash balances and highly liquid investments with a maturity of three months or less. Excess cash balances are primarily invested in U.S. treasury bills with lesser amounts invested in high quality commercial paper and time deposits.

f. Research and Development Expenses

Research and development costs are charged to operations when incurred.

g. Patents and License Agreements

     Certain costs incurred to acquire exclusive licenses of patentable technology are capitalized and amortized over a five year period or the term of the license, whichever is shorter. The portion of these amounts determined to be attributable to patents is amortized over their remaining lives and the remainder is amortized over the estimated period of benefit but not more than 40 years. h. Concentration of Credit Risk

     The Company sells its products primarily to United States distributors. Credit is extended based on an evaluation of the customer's financial condition, and generally collateral is not required. Credit losses have been minimal and within Management's expectations.

     The Company invests its excess cash in debt instruments of financial institutions and corporations with strong credit ratings. The Company has established guidelines relative to diversification and maturities that maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. The Company has not experienced any realized losses on its marketable securities.

Note 3 - Marketable Securities, Available for Sale

     The Company adopted Financial Accounting Standards Board ("FASB") Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities",
which requires that investments in equity securities that have readily determinable fair values and investments in debt securities be classified in three categories: held-to-maturity, trading and available-for-sale. Based on the nature of the assets held by the Company and Management's investment strategy, the Company's investments have been classified as available-for-sale. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date.

     Securities classified as available-for-sale are carried at estimated fair value, as determined by quoted market prices, with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. At April 30, 1997, the Company had no investments that were classified as trading or held-to-maturity as defined by the Statement.

                        AMERICAN BIO MEDICA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED APRIL 30, 1997

Note 4 - Balance Sheet Information

a. Inventory

     Inventory has been recorded at the lower of cost or market under the first-in-first-out method. Inventory components were as follows:

                                            April 30, 1996        April 31, 1997

Books held for resale                            $22,301           $  43,527
Workplace drug screening tests:
  Raw materials                                                      292,456
  Work in process                                                    183,500
  Finished Goods                                                     149,239
Total workplace drug screening tests:               -0-              625,195
                                                  -------            -------
Total inventory                                   $22,301           $668,722

b. Property, equipment and leasehold improvements consist of the following:

                                              April 30, 1996     April 30, 1997

Office equipment                                   $32,575        $  45,702
Manufacturing and warehouse equipment                                87,666
                                                   -------          -------
Total                                               32,575          133,368

Less accumulated depreciation                      (12,000)         (22,534)
                                                  --------          -------
Total                                              $20,575         $110,834

c. Cash, Cash Equivalents and Marketable Securities, Available for Sale

     The following is a summary of cash, cash equivalents and available-for-sale securities by balance sheet classification at April 30, 1997:

                                                                 Estimated
                                        Gross     Gross            Fair
                                      Unrealized Unrealized       Market
                               Cost     Gains     Losses           Value
                               ----     -----     ------           ------
Cash                       $  99,039    $-0-       $-0-       $    99,039
Certificates of deposit
  90 days and less         1,663,467     -0-        -0-         1,663,467

Total cash and cash
   equivalents           $ 1,762,506    $-0-       $-0-        $1,762,506
                          ==========     ===        ===         =========
Marketable Securities
  Due in one year or
  less-Certificates of
  Deposit                $1,053,000     $-0-       $-0-        $1,053,000
                          =========      ===        ===         =========

                        AMERICAN BIO MEDICA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED APRIL 30, 1997

     The following is a summary of cash, cash equivalents and available-for-sale securities by balance sheet classification at April 30, 1996:

                                                                   Estimated
                                         Gross      Gross            Fair
                                      Unrealized Unrealized         Market
                               Cost     Gains      Losses            Value
                               ----     -----      ------           -------
Cash                       $ 437,532   $-0-         $-0-         $   437,532
                             -------    ---          ---           ---------

Total cash and cash
   equivalents             $ 437,532   $-0-         $-0-         $   437,532
                            ========    ===          ===           =========


Note 5 - Related Party Transaction

a. Nonstatutory Option Plan

     In June, 1996, the Company adopted its 1996 Nonstatutory Stock Option Plan (the "1996 Plan"). Options to purchase 2,000,000 Common Shares are included in the 1996 Plan of which 1,500,000 were issued on June 28, 1996 as follows: Stan Cipkowski, President, 550,000 options; Edmund Jaskiewicz, Executive Vice-President, 250,000 options; Jay Bendis, Vice-President-Marketing 300,000 options; Henry Wells, Vice-President-Product Development, 150,000 options; Joel Pensley, Esq. 160,000 options, Michael Roy Fugler, Esq. 40,000 options and two non-management employees, 25,000 options each.

     On April 30, 1997, the Company issued 20,000 options to Jay Bendis, 15,000 options to Joel Pensley, Esq., 5,000 options to Steven Gutstein, Esq., and an aggregate of 232,000 options to 15 non-management employees.

b. Emplyment Agreement with Jay Bendis

     On November 3, 1995, the Company entered into a three year employment agreement with Jay Bendis, Vice-President-Marketing and Sales. Under this agreement, Mr. Bendis received an annual salary of $24,000 per year until April 30, 1996 and presently receives $48,000 per year. When the Company generates an aggregate of $500,000 gross revenues from the sale of biomedical products, Mr. Bendis' salary will be increased to $60,000 per year. In addition to his salary, Mr. Bendis will receive a bonus equal to 2% of the gross revenues of the Company of $1,000,000 per fiscal year until such annual revenues reach $3,000,000, 1.5% of gross revenues between $3,000,000 and $5,000,000 per year and 1% thereafter.

     In consideration of past services valued at $125,000 or $.25 per share, Mr. Bendis also received the right to receive 500,000 common shares. Certificates representing 400,000 Common Shares are being held by the Company and shall not vest until the happening of the following events:

     100,000 shares upon the Company's achieving $1,000,00 in gross revenues from sales of biomedical products;

     100,000 shares upon the Company's achieving $2,000,00 in gross revenues from sales of biomedical products;

                        AMERICAN BIO MEDICA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED APRIL 30, 1997

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

         d. Employment Agreement with Stan Cipkowski

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

                        AMERICAN BIO MEDICA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED APRIL 30, 1997

Note 6 - 12% Convertible Subordinated Debentures

     As of April 30,1996, the Company had borrowed an aggregate of $2,121,000 on a convertible debenture basis, the principal amount of each debentures convertible at the option of the holder into Common Shares at $.75 per share. As of April 30, 1996, the principal amount of all the convertible debentures had been converted into an aggregate of 1,700,002 Common Shares.

     As of April 30, 1996, the Company has reserved sufficient authorized but unissued Common Shares for conversion of the Debentures which shares, upon issuance and delivery, would be duly and validly issued, fully paid and nonassessable.

     As of July 31, 1996, the Company had converted the balance of the convertible debentures in the amount of $132,000 into 176,000 Common Shares at $.75 per share.

     As of July 31, 1996, the Company sold an additional convertible debenture in the amount of $10,000 which was converted into 13,333 Common Shares $.75 per share.


 Note 7 - Preferred Shares

     The Company, in October, 1996, amended its certificate of incorporation authorizing the issuance of 5,000,000 Preferred Shares $.01 par value each. The board of directors of the Company has the authority, without further action by the holders of the outstanding Common Shares, to issue Preferred Shares from time to time in one or more classes or series, to fix the number of shares constituting any class or series and the stated value thereof, if different from the par value, and to fix the terms of any such series or class, including dividend rights, dividend rates, conversion or exchange rights, voting rights, rights and terms of redemption (including sinking fund provisions), the redemption price and the liquidation preference of such class or series.

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

     As of April 30, 1997, 60 convertible Preferred Shares had been converted into 229,039 Common Shares.

     As of April 30, 1997, the Company had reserved a maximum of 500,000 Common Shares for the conversion of Preferred Shares.

     The Company has issued 24,712 Common Share purchase warrants. The Warrants are exercisable at $3.00 per share until January 21, 1998.

                        AMERICAN BIO MEDICA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED APRIL 30, 1997

Note 8 - Income Taxes

     The Company provides for the tax effects of transactions reported in the financial statements. The provision if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of April 30, 1996 and April 30, 1997, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carry forward and was fully offset by a valuation allowance.

     At April 30, 1997, the Company has net operating loss carry forwards for income tax purposes of $2,906,992. This carry forward is available to offset future taxable income, if any, and expires in the year 2010. The Company's utilization of this carry forward against future taxable income may become subject to an annual limitation in the event that there is a cumulative change in ownership of the Company of more than 50%.

     The components of the net deferred tax asset as of April 30, 1997 were as follows:

     Deferred tax asset:
          Net operating loss carry forward               $  988,377
          Valuation allowance                            $ (988,377)
                                                            -------
          Net deferred tax asset                         $     -0-

     The Company recognized no income tax benefit from the loss generated in the year ended April 30, 1997. SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company has yet to recognize significant revenue from the sale of its products, the Company believes that a full valuation allowance should be provided.

Note 9 - Commitments and Contingencies

     a. 12% Convertible Subordinated Debentures

     The Company is obligated to convert the outstanding Debentures at the option of the holders into Common Shares at a ratio one share for each $.75 principal amount of each Debenture so converted. At April 30, 1996, the Company had reserved 176,000 Common Shares for conversion of the aggregate principal amount of $132,000 of the Debentures which had not been converted as of April 30, 1996.

     As of July 31, 1996, the Company had converted the balance of the convertible debentures in the amount of $132,000 into 176,000 Common Shares at $.75 per share.

     As of July 31, 1996, the Company sold an additional convertible debenture in the amount of $10,000 and was converted into 13,333 Common Shares at $.75 per share.

                        AMERICAN BIO MEDICA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED APRIL 30, 1997

b. Lawsuits

     In February, 1994, Robert Friedenberg, as owner of the two medical technology companies, MDI and Gendex, acquired by the Company, in the name of these corporations, filed suit to have a Share Exchange Agreement rescinded on the grounds of breach of contract. In order to avoid the imposition of damages against it, the Company filed a cross claim, in July, 1994, against Dr.
Friedenberg, seeking enforcement of the Share Exchange Agreement. In November, 1995, after a trial, the court dismissed Dr. Friedenberg's lawsuit and allowed the Company's cross-claim to proceed to trial. In September, 1996, Dr. Friedenberg died. A pretrial hearing was held in December, 1996 which set a trial date of April 28, 1997.

     That trial was decided by a jury on May 5, 1997. The verdict determined that Dr. Friedenberg breached various contracts when he failed to deliver technology to the Company. The jury also found in favor of the Company on two of the three fraud claims against Dr. Friedenberg and awarded the Company approximately $350,000 in damages. The trial judge, who is bound by the jury verdict against Friedenberg, will decide Dr. Friedenberg's claim to the Company's Common Shares which the Company refused to issued to him. Dr. Friedenberg's previous claims for equitable relief against the Company had been denied.

     In June, 1995, the Company filed a lawsuit against Mr. Morris, Dr. Friedenberg's counsel, for the breach of attorney-client relationship and his fiduciary duty and negligence in representing the Company in matters relating to Dr. Friedenberg and in the preparation of the Share Exchange Agreement. The Company's lawsuit demands damages in the amount of $1,000,000. Mr. Morris has counterclaimed for Common Shares. The court has set a trial date of September 14, 1998.

d. Public Relations Agreement

     In February, 1996, the Company entered into an agreement with OTC Communications ("OTC") for financial public relations and communications services to the Company and to serve when requested as the Company's liaison and spokesman to the financial and investment community. In March, 1996, the Company granted, under Regulation D to the Securities Act of 1933, to OTC the right to receive 100,000 Common Shares at a value of $.65 per share for a total consideration of $65,000 in lieu of an initial payment, monthly retainers or expense reimbursement, including communications and mailing for a period of one year. 550,000 Common Shares were granted for years 2 and 3 for a consideration of $.325 per share representing one-half the market price of the Common Shares at March 14, 1996, the date of the contract. This valuation reflects the receipt of unregistered Common Shares and the market risk of the holding period until they may be sold publicly. Of the 550,000 shares, 50,000 shares were allocated to expense reimbursement and 500,000 shares allocated to public relations consulting. Certificates representing the 100,000 Common Shares were issued in July, 1996. The Company has also issued to OTC 500,000 "A" Options which are exercisable at $1.00 through March 14, 1999 and 500,000 "B" Options, which are exercisable at $2.00 through March 14, 1999. Until a registration statement relating to the Common Shares underlying the options is effective, certificates representing the shares into which the options are exercised will bear a legend restricting transfer in the absence of an effective registration with the Commission or an exemption therefrom.

e. Nonstatutory Option Plan

     The Company has adopted the Fiscal 1996 Nonstatutory Stock Option Plan (the "Plan"). 2,000,000 Common Shares were reserved under the Plan. The Plan is administered by the Board of Directors.

                        AMERICAN BIO MEDICA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED APRIL 30, 1997

     Stock options under the Plan may be granted to employees, officers, directors, consultants of the Company or any other parties who have made a significant contribution to the business and success of the Company. The exercise price under the Plan may be more, equal to or less than the then current market price of the Common Shares as deemed to be appropriate.

     The Company issued 1,500,000 options on June 28, 1996 as follows: Stan Cipkowski, President, 550,000 options; Edmund Jaskiewicz, Executive Vice-President, 250,000 options; Jay Bendis, Vice-President-Marketing 300,000 options; Henry Wells, Vice-President-Product Development, 150,000 options; Joel Pensley, Esq. 160,000 options, Michael Roy Fugler, Esq. 40,000 options and two non-Management employees, 25,000 options each.

     On April 30, 1997, the Company issued 20,000 options to Jay Bendis, 15,000 options to Joel Pensley, Esq., 5,000 options to Steven Gutstein, Esq. and 232,000 options to 15 non-Management employees. .

     As of April 30, 1997, 697,445 nonstatutory stock options had been exercised for an aggregate consideration of $2,092,186.

f. Leased Office Space

     The Company leases 4,000 square feet of office and warehouse space in two locations from unrelated parties on a month to month basis at an aggregate rent of $1,000 per month.

Note 10 - Secured Loan

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

Note 11 - Business and Credit Concentrations

     The amount reported in the financial statements for cash represents fair market value. Because the difference between cost and the lower of cost or market is immaterial, no adjustment has been recognized and investments are recorded at cost.

                        AMERICAN BIO MEDICA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED APRIL 30, 1997

Note 12 - Development Stage Company

     The Company was considered to be a development stage company with little operating history subsequent to its reorganization and the commencement of development of its newly acquired bio-medical technologies which are, at present, its core business. The Company started commercial production of its drug test kits and has what managment maintains are adequate resources to adequately fund its continuing operations. The Company is no longer considered to be a development stage Company.

Note 13 - Subsequent Events

     Subsequent to April 30, 1997, 70 8% Series "A" Preferred Shares were converted into 301,120 Common Shares.