Form 10KSB/A
period 1997-04-30
AMERICAN BIO MEDICA CORP
filed 1997-09-05
CIK 896747

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 2054
- --------------------------------------------------------------------------------


                                   FORM 10KSB-1A

     [/] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended April 30, 1997

                         Commission File Number: 333-16535

                         AMERICAN BIO MEDICA CORPORATION
- --------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its charter )

          New York                                       22-3378935
- --------------------------------------------------------------------------------
  (State or other Jurisdiction                   (IRS Employer Identification
of Incorporation or Organization)                         Number)

                102 Simons Road
             Ancramdale, New York                            12503
- --------------------------------------------------------------------------------
       (Address of principal executive Offices)           (Zip Code)

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

     ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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


                                    /s/Thomas P. Monahan
                                    Thomas P. Monahan, CPA

       May 28, 1997
       Paterson, New Jersey

                             AMERICAN BIO MEDICA CORPORATION
                                      BALANCE SHEET
                                                 April 30,          April 30,
                                                   1996                1997
                                                   ----                ----
                                         Assets
 Current assets
   Cash                                           $437,532         $1,762,506
   Marketable securities,
     available for sale                                             1,053,000
   Accounts receivable                              34,500            337,759
   Loan receivable                                                    102,250
   Inventory                                        22,301            668,723
   Prepaid expenses                                                     4,425
                                                 ---------           --------
   Current assets                                  494,333          3,928,663

 Capital assets-net                                 20,575            110,834

 Other assets
   License rights                                  110,070             38,470
   Patent-costs                                     21,000             28,783
                                                   -------             ------
   Total other assets                              131,070             67,253
                                                   -------             ------
 Total assets                                     $645,978         $4,106,750
                                                 =========         ==========

                          Liabilities and Stockholders' Equity
 Current liabilities
   Accounts payable and accrued expenses           $33,248           $380,155
   Notes payable
   Convertible debenture payable                   132,000
                                                   -------            -------
 Total current liabilities                         165,248            380,155

 Long term liabilities
   Convertible debenture payable
   Note payable                                    126,500
                                                   -------
   Total long term liabilities                     126,500

 Capital stock
  Common Shares - authorized
   30,000,000 common shares,
   par value $.01 each, at
   April 30, 1996 and 1997,
   the shares outstanding were 11,977,357
   and 13,379,507 respectively.                   119,774            133,795
  Preferred shares - authorized 5,000,000
   preferred shares, par value $.01 each,
   at April  30, 1997, the number of shares
   outstanding was 90                                                         1

   Additional paid in capital                    2,636,127          6,499,791
   Retained Eaqrnings                           (2,401,671)        (2,906,992)
                                                -----------        -----------
 Total stockholders' equity                        354,230          3,726,595
                                                   -------          ---------
 Total liabilities and stockholders' equity       $645,978         $4,106,750
                                                  ========         ==========

                     See accompanying notes to financial statements.

                       AMERICAN BIO MEDICA CORPORATION
                           STATEMENT OF OPERATIONS
                                               For the year   For the year
                                                  ended           ended
                                                April 30,       April 30,
                                                   1996            1997
                                                  ------         --------
 Income                                          158,105         $610,876

 Less cost of goods sold                          96,444          259,862
                                                 -------          -------
 Gross profit                                     61,661          351,014

 Operations:
   General and administrative                    518,826          867,903
   Depreciation and amortization                  77,600           96,134
   Research and development                      358,844           74,978
                                                 --------          ------
   Total expense                                 955,270        1,039,015

 Income before other income and expenses        (893,609)        (688,001)

 Other income and expenses
   Retirement of  debt (Note 10)                                  126,500
   Interest income                                   356           56,180
   Interest expense                             (103,205)
                                                ---------         -------
   Total other income and  expenses             (102,849)         182,680
                                                ---------         -------

 Net Profit (Loss) from operations             $(996,458)       $(505,321)
                                               ==========       ==========

 Net income (loss)  per share                     $(.08)           $(.04)
                                                  =====            =====
 Number of shares outstanding                  12,528,266      12,728,180
                                               ==========      ==========







               See accompanying notes to financial statements.

                        AMERICAN BIO MEDICA CORPORATION
                             STATEMENT OF CASH FLOWS

                                                   For the year   For the year
                                                       ended          ended
                                                      April 30,      April 30,
                                                        1996           1997
                                                     --------        --------
 CASH FLOWS FROM OPERATING ACTIVITIES

   Net profit (loss)                                $(996,458)     $(505,321)
   Amortization and depreciation                       77,600         96,134
   Consulting fees                                    306,250
   Compensation agreement                             125,000
   Retirement of debt (Note 9)                                      (126,500)
                                                     ----------     ---------
                                                     (487,608)      (535,687)

 Adjustments to reconcile net income to net cash
   Loan receivable                                                  (102,250)
   Accounts receivable                                 38,079       (303,259)
   Inventory                                            5,250       (646,422)
   Prepaid expenses                                    15,089         (4,425)
  Accounts payable                                    (30,828)       346,907
                                                      --------        -------
 TOTAL CASH FLOWS FROM OPERATIONS                    (460,018)    (1,245,136)

CASH FLOWS FROM FINANCING ACTIVITIES
   Convertible debenture                              693,000       (132,000)
   Notes payable                                      (89,289)
   Sale of  stock                                     150,000      3,877,686
   Issuance of stock for services                      61,006
                                                       ------      ---------
 TOTAL CASH FLOWS FROM FINANCING ACTIVITIES           814,717      3,745,686

 CASH FLOWS FROM INVESTING ACTIVITIES
  Investment short term                                           (1,053,000)
   Patent costs                                                       (7,783)
   Capital assets                                                   (114,793)
                                                                   ---------
 TOTAL CASH FLOWS FROM INVESTING ACTIVITIES                       (1,175,576)

 NET INCREASE (DECREASE) IN CASH                      354,699      1,324,974
 CASH BALANCE BEGINNING OF PERIOD                      82,833        437,532
                                                       ------        -------
 CASH BALANCE END OF PERIOD                          $437,532     $1,762,506
                                                     ========     ==========

                 See accompanying notes to financial statements.

                        AMERICAN BIO MEDICA CORPORATION
                       STATEMENT OF SHAREHOLDERS' EQUITY

                                             Additional
               Common     Common  Preferred    paid in    Retained
   Date        Stock       Stock    Shares     capital    Earnings       Total
   ----       -------     ------  ---------   ---------   --------       -----
04-30-1994   11,238,174   112,382              726,294   (1,099,885)   (261,209)
10-18-1995(1)(3,000,000)  (30,000)              30,000
04-30-1995                                                 (305,328)   (305,328)
             -----------  --------             -------   -----------   ---------
04-30-1995    8,238,174    82,382              756,294   (1,405,213)   (566,537)

11-03-1995      500,000     5,000              120,000                  125,000
04-30-1996(2) 1,700,002    17,000            1,258,000                1,275,000
04-30-1996(3)    25,000       250               24,750                   25,000
04-30-1996(4)   250,000     2,500              122,500                  125,000
04-30-1996(5)   489,181     4,892               56,083                   60,975
04-30-1996(6)   125,000     1,250               61,250                   62,500
04-30-1996(7)   100,000     1,000               64,000                   65,000
04-30-1996(8)   550,000     5,500              173,250                  178,750
04-30-1996     Net loss                                    (996,458)   (996,458)
               --------  --------            ----------  -----------   ---------
04-30-1996   11,977,357  $119,774           $2,636,127  $(2,401,671)   $354,230

06-04-1996(2)    11,333       113                8,387                    8,500
06-04-1996(9)    25,000       250               24,750                   25,000
07-31-1996(2)   176,000     1,760              130,240                  132,000
07-31-1996(2)    13,333       133                9,867                   10,000
07-31-1996(6)   100,000     1,000               49,000                   50,000
07-31-1996(9)    32,000       320               31,680                   32,000
07-31-1996(10   100,000     1,000               99,000                  100,000
09-09-1996(9)    18,000       180               17,820                   18,000
09-23-1996(11)                       $  1    1,409,999                1,410,000
01-31-1996(12)   697,445    6,975            2,085,211                2,092,186
04-30-1997(13)   229,039    2,290               (2,290)                   -0-
04-30-1997      Net loss                                   (505,321)   (505,321)
                -------- --------    ----    ---------     ---------   ---------
04-30-1997   13,379,507  $133,795    $  1   $6,499,791  $(2,906,992) $3,726,595
              ========== ========    ====   ==========  ============ ==========

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

     c. Issuance of Common Shares

     On November 5, 1995, the Company entered into a three year employment agreement with Jay Bendis, Vice-President-Marketing. Pursuant to this agreement, the Company is obligated to issue 500,000 Common Shares. 400,000 of such shares are subject to vesting provisions.

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

     As of July 31, 1996, the Company issued 100,000 Common Shares pursuant to a private placement under Rule 504 of the Securities Act of 1933, as amended at $.50 per share for an aggregate consideration of $50,000.

                        AMERICAN BIO MEDICA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED APRIL 30, 1997

     As of September 30, 1996, the Company sold 18,000 Common Shares at $1.00 per share through the exercise of 18,000 "B" Warrants for an aggregate consideration of $18,000.

     As of April 30, 1997, 697,445 nonstatutory options were exercised for an aggregate consideration of $2,092,186.

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

 b. Earnings per Share

     Earnings per share have been computed on the basis of weighted average number of Common Shares outstanding. The total number of shares outstanding at April 30, 1996 and 1997 was 12,528,266 and 12,728,180 respectively.

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

                        AMERICAN BIO MEDICA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED APRIL 30, 1997

 e. Cash and Cash Equivalents

     Cash and cash equivalents consist of cash and highly liquid investments with a maturity of three months or less. Excess cash balances are primarily invested in U.S. treasury bills with lesser amounts invested in high quality commercial paper and time deposits.

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

                        AMERICAN BIO MEDICA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED APRIL 30, 1997

Note 4 - Balance Sheet Information

a. Inventory

     Inventory has been recorded at the lower of cost or market under the first-in-first-out method. Inventory components were as follows:

                                            April 30, 1996        April 31, 1997

Books held for resale                            $22,301           $  43,527
Workplace drug screening tests:
  Raw materials                                                      292,456
  Work in process                                                    183,500
  Finished Goods                                                     149,239
                                                                     -------
Total workplace drug screening tests:               -0-              625,195
                                                  -------            -------
Total inventory                                   $22,301           $668,722

b. Property, equipment and leasehold improvements consist of the following:

                                              April 30, 1996     April 30, 1997

Office equipment                                   $32,575        $  45,702
Manufacturing and warehouse equipment                                87,666
                                                   -------          -------
Total                                               32,575          133,368

Less accumulated depreciation                      (12,000)         (22,534)
                                                  --------          -------
Total                                              $20,575         $110,834

c. Cash, Cash Equivalents and Marketable Securities, Available for Sale

     The following is a summary of cash, cash equivalents and available-for-sale securities by balance sheet classification at April 30, 1997:

                                                                 Estimated
                                        Gross     Gross            Fair
                                      Unrealized Unrealized       Market
                               Cost     Gains     Losses           Value
                               ----     -----     ------           ------
Cash                     $    99,039    $-0-       $-0-       $    99,039
Certificates of deposit
  90 days and less         1,663,467     -0-        -0-         1,663,467
                         -----------    ----       ----       -----------
Total cash and cash
   equivalents           $ 1,762,506    $-0-       $-0-        $1,762,506
                          ==========     ===        ===         =========
Marketable Securities
  Due in one year or
  less-Certificates of
  Deposit                $1,053,000     $-0-       $-0-        $1,053,000
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

                        AMERICAN BIO MEDICA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED APRIL 30, 1997

     b. Lawsuits

     In February, 1994, Robert Friedenberg, former stockholder of two medical technology companies, MDI and Gendex, acquired by the Company, filed suit in the name of the two subsidiaries to have the Share Exchange Agreement under which the companies were acquired rescinded on the grounds of breach of contract. The Company filed a third party claim in July, 1994, against Dr. Friedenberg, seeking enforcement of the Share Exchange Agreement. In November, 1995, after a bifurcated trial, the court dismissed Dr. Friedenberg's lawsuit brought in the name of MDI and Gendex) and allowed the Company's third party claim to proceed to trial. In September, 1996, Dr. Friedenberg died.

     Trial on the third party claim was decided by a jury on May 5, 1997. The verdict determined that Dr. Friedenberg (represented by his estate) breached various contracts by failing to deliver certain technology to the Company. The jury also found in favor of the Company on two of the three fraud claims against Dr. Friedenberg and awarded the Company approximately $350,000 in damages. The trial judge, who is bound by the jury verdict against Friedenberg, will decide Dr. Friedenberg's Estate's pending claim to shares of Company common stock. The Company has refused to issue them to him.

     In June, 1995, the Company filed a lawsuit against Jackson Morris, Esq. for the breach of attorney-client relationship and of his fiduciary duty to the Company for subsequently providing legal services to Dr. Friedenberg in his dispute with the Company. The Company's lawsuit demands damages in the amount of $1,000,000. Mr. Morris has counterclaimed for Common Shares. The court has set a trial date of September 14, 1998.

     c. Public Relations Agreement

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

     d. Nonstatutory Option Plan

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

     e. Leased Office Space

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

Note 13 - Subsequent Events

     Subsequent to April 30, 1997, 70 8% Series "A" Preferred Shares were converted into 301,120 Common Shares.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this first amendment to the Form 10KSB for the period ended April 30, 1997 to be signed on its behalf by the undersigned thereunto duly authorized.

                                 AMERICAN BIO MEDICA CORPORATION

August 28, 1997                  By:  /s/ Stan Cipkowski
                                      Stan Cipkowski
                                      Chief Executive Officer
                                      (Principal Executive Officer)



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

August 28, 1997                     /s/ Stan Cipkowski
                                    Stan Cipkowski
                                    President, Treasurer and
                                    a Director
                                    (Chief Executive Officer and
                                    (Principal Financial and Accounting Officer)

                                    /s/ Edmund Jaskiewicz
                                    Edmund Jaskiewicz
                                    Chairman of the Board of Directors
                                    Executive Vice-President and Secretary

                                    /s/ Jay Bendis
                                    Jay Bendis
                                    Vice-President Marketing and a
                                    Director



                                    Jaspar R. Clay, Jr.
                                    Director


                                    John F. Murray
                                    Director