Form 10QSB
period 1997-07-31
AMERICAN BIO MEDICA CORP
filed 1997-09-05
CIK 896747

U. S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB



[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended July 31, 1997.


[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

For the transition period from ______________ to ________________


                  Commission File Number: 0-28666


                         AMERICAN BIO MEDICA CORPORATION
         -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            New York                                  22-3378935
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


     Check whether the issuer

     (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and

     (2) has been subject to such filing  requirements for the past 90 days.
     Yes [X]    No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

     13,680,627 common shares as of July 31, 1997

     20 Convertible "A" Preferred Shares as of July 31, 1997

     Transitional Small Business Disclosure Format Yes [  ]  No [X]

                                     PART I
                              FINANCIAL INFORMATION

     Item 1. Financial Statements

     The condensed financial statements for the periods ended July 31, 1997 included herein have been prepared by American Bio Medica Corporation, (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). In the opinion of management, the statements include all adjustments necessary to present fairly the financial position of the Company as of July 31, 1997, and the results of operations and cash flows for the three month periods ended July 31, 1996 and 1997.

                         AMERICAN BIO MEDICA CORPORATION
                                  BALANCE SHEET

                                                    July 31,
                                   April 30,          1997
                                     1997           Unaudited
                                   ---------        ---------

                                     Assets

 Current assets
  Cash                            $1,762,506        $2,143,974
  Marketable securities,
    available for sale             1,053,000            -0-
  Accounts receivable                337,759           961,288
  Loan receivable                    102,250           102,250
  Inventory                          668,723           668,126
  Prepaid expenses                     4,425             4,424
                                    --------          --------
  Current assets                   3,928,663         3,880,062

Capital assets-net                   110,834           129,266

Other assets
  License rights                      38,470            21,320
  Patent costs                        28,783            31,593
                                      ------           -------
  Total other asset                   67,253            52,913
                                      ------            ------
Total assets                      $4,106,750        $4,062,241
                                  ==========        ==========

                      Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable and
   accrued expenses                 $380,155          $213,658
                                    --------          --------
Total current liabilities            380,155           213,658

Capital stock
  Common stock-authorized
  30,000,000  common
  shares, par value $.01
  each,  at April 30, 1997
  and July  31, 1997, the
  shares outstanding were
  13,379,507  and 13,680,577
  respectively.                      133,795           136,806

  Preferred stock-authorized
  5,000,000  preferred
  shares, par value $.01 each,
  at April 30, 1997 and July
  31, 1997, the number of
  shares outstanding
  was 90 and 20 respectively               1                1

   Additional paid in capital      6,499,791        6,496,780
   Retained earnings              (2,906,992)      (2,785,004)
                                  -----------      ----------
Total stockholders' equity         3,726,595        3,848,583
                                  -----------      ----------
Total liabilities
 and stockholders' equity         $4,106,750       $4,062,241
                                  ==========       ==========

                 See accompanying notes to financial statements.

                      AMERICAN BIO MEDICA CORPORATION
                           STATEMENT OF OPERATIONS

                        For the three          For the three
                         months ended           months ended
                            July 31,              July 31,
                              1996                  1997
                           Unaudited              Unaudited
                         -------------          ------------

Revenue                     $27,444                $816,917
Less cost of
 goods sold                   6,226                 356,782
                            --------              ---------
Gross profit                 21,218                 460,135

Operations:
  General
   administrative           174,947                 389,555
  Depreciation and
   amortization              19,400                  24,199
Research and
  development                57,258
                             ------                --------
Total expenses              251,605                 413,754

Income (loss) from
  operations               (230,387)                 46,381


Other income and
  expenses
  Retirement of
  debt                      126,500
  Interest income               397                  75,607
                            -------                  ------
Total other income
 and expenses               126,897                  75,607
                            -------                  ------
Net Profit (Loss)
 from operations          $(103,490)               $121,988
                          ==========               ========
 Net income (loss)
  per share                 $(.01)                   $.01
                            ======                   ======
Weighted number of
 shares outstanding      12,510,894              13,680,627
                         ==========              ==========


                 See accompanying notes to financial statements.

                         AMERICAN BIO MEDICA CORPORATION
                            STATEMENT OF CASH FLOWS

                                For the three         For the three
                                 months ended          months ended
                                   July 31,              July 31,
                                     1996                  1997
                                  Unaudited              Unaudited
                                  ---------              ---------
CASH FLOWS FROM
 OPERATING ACTIVITIES
  Net profit (loss)               $(103,490)             $121,988
Compensation                         50,000
Retirement of debt                 (126,500)
Amortization and
 depreciation                        19,400                24,199
                                   ---------             --------
Adjustments to
 reconcile net
  income to net cash

 Accounts receivable                  6,562              (623,529)
 Inventory                             (274)                  597
 Accounts payable
  and accrued expenses              (10,086)             (166,497)
                                    --------             ---------
TOTAL CASH FLOWS
FROM OPERATIONS                    (164,388)             (643,242)

CASH FLOW FROM
FINANCING ACTIVITIES
  Sale of common shares             142,000
                                    -------
TOTAL CASH FLOWS FROM
FINANCING ACTIVITIES                142,000

CASH FLOWS FROM
INVESTING ACTIVITIES
   Marketable securities                                1,053,000
  Patent costs                                             (2,810)
  Capital assets                    (14,252)              (25,480)
                                     -------            ----------
TOTAL CASH FLOWS
FROM INVESTING
ACTIVITIES                          (14,252)            1,024,710

NET INCREASE (DECREASE) IN CASH     (36,640)              381,468
CASH BALANCE  BEGINNING OF PERIOD   437,532             1,762,506
                                    --------            ---------
CASH BALANCE END OF PERIOD         $400,892            $2,143,974
                                   ========            ==========

                 See accompanying notes to financial statements.

                         AMERICAN BIO MEDICA CORPORATION
                       STATEMENT OF STOCKHOLDERS' EQUITY

                                            Additional
                 Common    Common Preferred   paid-in     Retained
                  Stock    Stock    Stock     capital     Earnings      Total
               ---------- ------- --------- ----------   ----------    --------

04-30-1996     11,977,357  119,774          2,636,127    (2,401,671)    354,230

06-04-1996         11,333      113              8,387                     8,500
06-04-1996         25,000      250             24,750                    25,000
07-31-1996(1)     176,000    1,760            130,240                   132,000
07-31-1996(1)      13,333      133              9,867                    10,000
07-31-1996(2)     100,000    1,000             49,000                    50,000
07-31-1996(3)      32,000      320             31,680                    32,000
07-31-1996(4)     100,000    1,000             99,000                   100,000
09-09-1996(3)      18,000      180             17,820                    18,000
09-23-1996(5)                           1   1,409,999                 1,410,000

01-31-1997(6)     697,445    6,975          2,085,211                 2,092,186
04-30-1997(7)     229,039    2,290             (2,290)                   -0-
04-30-1997       Net loss                                  (505,321)   (505,321)
                 --------- --------    --  ----------    -----------  ---------
04-30-1997     13,379,507  133,795     $1  $6,499,791   $(2,906,992) $3,726,595

Unaudited
07-31-1997(7)     301,120    3,011             (3,011)
07-31-1997       Net profit
                                                             121,988    121,988
               ----------  -------    ---   ---------    ------------  --------
07-31-1997     13,680,627 $136,806     $1  $6,496,780     $2,785,004 $3,848,583
               ==========  =======     ==   =========     ========== ==========

                         AMERICAN BIO MEDICA CORPORATION
                        STATEMENT OF STOCKHOLDERS' EQUITY


(1)  Common Shares issued for conversion of debt

(2)  Common Shares issued pursuant to Rule 504 at $.50 per share

(3)  Common Shares issued upon exercise of "B" Warrants

(4)  Common Shares issued upon exercise of "A" Warrants

(5)  Sale of Preferred Shares for $1,500,000 less commissions of $90,000

(6)  Common Shares issued upon exercise of warrants

(7)  Conversion of Preferred Shares into Common Shares

                        AMERICAN BIO MEDICA CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED JULY 31, 1997

1. BASIS OF PRESENTATION

     The accompanying unaudited financial statements of American Bio Medica, Corporation, (the "Company"), reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented. All such adjustments are of a normal recurring nature. The financial statements should be read in conjunction with the notes to financial statements contained in the Company's Annual Report on Form 10KSB for the year ended April 30, 1997.

     2. INVENTORIES.

     Inventory has been recorded at the lower of cost or market under the first-in-first-out method. Inventory components were as follows:

                                            April 31, 1997      July 31, 1997
                                            --------------      -------------
Books held for resale                         $  43,528             $48,116
Workplace drug screening tests:
  Raw materials                                 292,456             305,102
  Work in process                               183,500             110,876
  Finished Goods                                149,239             204,032
                                               ---------           ---------
Total workplace drug screening tests:         $ 625,195            $620,010
                                               ---------           ---------
Total inventory                                $668,723            $668,126

3. NET INCOME PER SHARE

     Primary earnings per share are based on the weighted average number of common and dilutive common equivalent shares outstanding during each quarter. The weighted average shares for computing primary earnings per share were 12,510,894 and 13,680,627 for the quarters ended July 31, 1996 and 1997,respectively

4. ACCOUNTING FOR INCOME TAXES

     The Company follows Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," which requires an asset and liability approach of accounting for income taxes. Deferred tax assets and liabilities are computed annually for differences between financial statement basis and tax basis of assets, liabilities and available general business tax credit carry-forwards. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

5. MARKETABLE SECURITIES

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

     Securities classified as available-for-sale are carried at estimated fair value, as determined by quoted market prices, with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. At July 31, 1997, the Company had no investments that were classified as trading or held-to-maturity as defined by the Statement.

     The following is a summary of cash, cash equivalents and available-for-sale securities by balance sheet classification at April 30, 1997:

                                                                 Estimated
                                        Gross     Gross             Fair
                                      Unrealized Unrealized        Market
                               Cost     Gains     Losses           Value
                               ----     -----     ------           ------
Cash                     $    99,039    $-0-       $-0-       $    99,039
Certificates of deposit
  90 days and less         1,663,467     -0-        -0-         1,663,467
                         -----------    ----       ----       -----------
Total cash and cash
   equivalents           $ 1,762,506    $-0-       $-0-        $1,762,506
                          ==========     ===        ===         =========
Marketable Securities
  Due in one year or
  less Certificates of
  Deposit                $1,053,000     $-0-       $-0-        $1,053,000
                          =========      ===        ===         =========

     The following is a summary of cash, cash equivalents and available-for-sale securities by balance sheet classification at July 31, 1997:

                                                                Estimated
                                       Gross      Gross           Fair
                                      Unrealized Unrealized       Market
                               Cost     Gains     Losses          Value
                               ----     -----     ------         --------
Cash                       $  79,700    $-0-       $-0-       $    79,700
Certificates of deposit
  90 days and less         2,063,274     -0-        -0-         2,063,274
                          ----------     ---       -----      -----------
Total cash and cash
   equivalents           $ 2,142,974    $-0-       $-0-        $2,142,974
                          ==========     ===        ===         =========
6. SUBSEQUENT EVENTS

     As of August 28, 1997, the remaining 20 Preferred Series "A" Shares had been converted into 102,914 Common Shares.

Item 2. Management's Discussion and Analysis or Plan of Operation

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                for the three months ended July 31, 1996 and 1997
                 -------------------------------------------------

     Except for the description of historical facts contained herein, this Form 10Q-SB contains certain forward looking statements that involve risks and uncertainties as detailed herein and from time to time in the Company's filings with the Securities and Exchange Commission and elsewhere. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. These factors include, among others, the Company's fluctuations in sales and operating results, risks associated with international operations and regulatory, competitive and contractual risks and product development.

     Results of operations for the three months ended July 31, 1997 as compared to the three months ended July 31, 1996.
- --------------------------------------------------------------------------------

     Revenues from the book segment of the business were $110,368 for the three months ended July 31, 1997 as compared to $27,444 for the three months ended July 31, 1996, representing a increase of $82,924 or 302.2%. This increase in book sales is directly attributable to the Company's reorganization of its telemarketing activities and a bulk inventory purchase. Costs of goods sold for the three months ended July 31, 1997, were $27,671 as compared to $6,226 for the three months ended July 31, 1996 representing a cost of goods sold percentage of 25% for the three months ended July 31, 1997 as compared to 22.7% for the three months ended July 31, 1996. The cost of goods sold percentage during the first quarter of fiscal 1998 remains approximately consistent with the percentage during the first quarter of fiscal 1997.

     Revenues from the sales of drug testing kits were $705,262 for the three months ended July 31, 1997. Costs of goods sold for the three months ended July 31, 1997 was $329,111 or 46.7%. No sales of drug testing kits were made in the first quarter of fiscal 1997.

    General and administrative costs for the three months ended July 31, 1997 were $413,754, an increase of 60.8% over expenses of $251,605 for the three months ended July 31, 1996. These increased costs are the result of hiring additional employees in sales, marketing, accounting and executive positions. For the three months ended July 31, 1997, office personnel costs were $171,349, legal and professional expenses, $20,808, office expense, $12,782, marketing expense, $186,011, product development, $18,662 and rent, $4,142. Research and development expense was $-0- for the three months ended July 31, 1997 compared to $57,258 during the three months ended July 31, 1996. This decrease in research and development is the result of the completion of development of the existing drug testing delivery system.

     Liquidity and capital resources as of the end of the three months ended July 31, 1997.
- --------------------------------------------------------------------------------

     The Company's cash balance was $2,143,974 and working capital was $3,666,404 as at July 31, 1997. Cash generated from financing activities was utilized for the purchase of machinery and equipment for $25,480 and additional patent costs of $2,810.

     The Company's primary short-term needs for capital, which are subject to change, are for expansion of its manufacturing to adequately deliver new products and an increase in inventory levels to fill larger anticipated orders.

     Management believes that the present cash balance will pay the ongoing cost of the biomedical business. The Company has established commercial production of its drug testing kits and no longer considers itself to be a development stage company.

     Income tax: As of July 31, 1997, the Company has a tax loss carry-forward of $2,785,004. The Company's ability to utilize its tax credit carry-forwards in future years will be subject to an annual limitation pursuant to the "Change in Ownership Rules" under Section 382 of the Internal Revenue Code of 1986, as amended. However, any annual limitation is not expected to have a material adverse effect on the Company's ability to utilize its tax credit carry-forwards.

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

     The Company expects its capital requirements to increase over the next several years as it commences new research and development efforts, undertakes new product development, increases sales and administration infrastructure and embarks on developing in-house manufacturing capabilities and facilities. The Company's future liquidity and capital funding requirements will depend on numerous factors, including the extent to which the Company's products under development are successfully developed and gain market acceptance, the timing of regulatory actions regarding the Company's potential products, the costs and timing of expansion of sales, marketing and manufacturing activities, facilities expansion needs, procurement and enforcement of patents important to the Company's business, results of clinical investigations and competition.

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

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings.

     In February, 1994, Robert Friedenberg, former stockholder of two medical technology companies, MDI and Gendex, acquired by the Company, filed suit in the name of the two companies to have an agreement whereby the Company purchased those companies (the "Share Exchange Agreement") for its Common Shares rescinded on the grounds of breach of contract. The Company filed a third party claim in July, 1994, against Dr. Friedenberg, seeking enforcement of the Share Exchange Agreement. In November, 1995, after a bifurcated trial, the court dismissed Dr. Friedenberg's (in the name of MDI and Gendex) lawsuit and allowed the Company's third party claim to proceed to trial. In September, 1996, Dr. Friedenberg died.

     Trial on the third party claim was decided by a jury on May 5, 1997. The verdict determined that Dr. Friedenberg (represented by his estate) breached various contracts by failing to deliver certain technologies to the Company. The jury also found in favor of the Company on two of the three fraud claims against Dr. Friedenberg and awarded the Company approximately $350,000 in damages. The trial judge, who is bound by the jury verdict against Friedenberg, will decide Dr. Friedenberg's estate's pending claim to the Company's Common Shares. The Company has refused to issue any shares to him or to his estate.

     In June, 1995, the Company filed a lawsuit against Jackson Morris, Esq. for breach of the attorney-client relationship and of his fiduciary duty to the Company for subsequently providing legal services to Dr. Friedenberg in his dispute with the Company. The Company's lawsuit demands damages in the amount of $1,000,000. Mr. Morris has counterclaimed for Common Shares. The court has set a trial date of September 14, 1998.

Item 2. Changes in Securities

     As of July 31, 1997, 130 of 150 Preferred Series "A" Shares had been converted into Common Shares. As of August 28, 1997, all the Preferred Series "A" Shares had been converted into Common Shares.

Item 3. Defaults upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security-Holders

     None.

                                   SIGNATURES



     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




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



              Dated: August 28, 1997