Form 10QSB
period 1997-10-31
AMERICAN BIO MEDICA CORP
filed 1997-11-18
CIK 896747

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended October 31, 1997.


[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

For the transition period from              to


                  Commission File Number: 0-28666


                         AMERICAN BIO MEDICA CORPORATION
         -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            New York                                  22-3378935
       -------------------------------------------------------------------
       (State or other jurisdiction                  (I.R.S. Employer
       incorporation or organization                Identification No.)


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

     13,793,541 Common Shares as of October 31, 1997
     60 Convertible "B" Preferred Shares as of October 31, 1997
     45.4 Convertible "C" Preferred Shares as of October 31, 1997

     Transitional Small Business Disclosure Format Yes [  ]  No [X]

                                     PART I
                              FINANCIAL INFORMATION

     Item 1. Financial Statements

     The condensed financial statements for the period ended October 31, 1997 included herein have been prepared by American Bio Medica Corporation, (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). In the opinion of management, the statements include all adjustments necessary to present fairly the financial position of the Company as of October 31, 1997, and the results of operations and cash flows for the six month periods ended October 31, 1996 and 1997.

                         AMERICAN BIO MEDICA CORPORATION
                                  BALANCE SHEET

                                           April 30,         October 31,
                                             1997               1997
                                                             (Unaudited)
                                        -------------       -------------
                                     Assets

 Current assets
  Cash and cash equivalents             $  1,762,506        $  1,362,238
  Marketable securities,
    available for sale                     1,053,000           1,076,860
  Accounts receivable                        337,759           1,186,948
  Loan receivable                            102,250             104,500
  Inventory                                  668,723             981,311
  Prepaid expenses                             4,425              28,424
                                        -------------       -------------
  Current assets                           3,928,663           4,740,281

Fixed assets-net                             110,834             135,205
Other assets
  License rights                              38,470               4,792
  Patent costs                                28,783              31,593
                                        -------------       -------------
  Total other asset                           67,253              36,385
                                        -------------       -------------
Total assets                            $  4,106,750        $  4,911,871
                                        =============       =============

                      Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable and
   accrued expenses                     $    380,155        $    168,691
                                        -------------       -------------
Total current liabilities                    380,155             168,691

Capital stock
  Common  stock
   -authorized 30,000,000
   common shares, par value $.01
   per share, at April 30, 1997
   and October 31, 1997,
   the common shares outstanding
   were 13,379,507 and 13,793,541
   respectively.                             133,795             137,935

  Preferred stock
   -authorized 5,000,000
    preferred shares, par value $.01
    per share , at April 30, 1997
    and October 31, 1997, the number
    of preferred shares outstanding
    was 90 and 105.5 respectively
       1                    2

 Additional paid in capital               6,499,791            7,475,250
  Retained earnings                      (2,906,992)          (2,870,007)
                                        ------------        -------------
Total stockholders' equity                3,726,595            4,743,180
                                        ------------        -------------
Total liabilities
 and stockholders' equity               $ 4,106,750         $  4,911,871
                                        ============        =============

                 See accompanying notes to financial statements.

                      AMERICAN BIO MEDICA CORPORATION
                           STATEMENT OF OPERATIONS

                                        For the six         For the six
                                       months ended         months ended
                                        October 31,          October 31,
                                           1996                 1997
                                        (Unaudited)          (Unaudited)
                                        ------------        ------------

Revenue                                 $    48,587         $ 1,273,724
Less cost of
 goods sold                                  25,778             501,338
                                        ------------        ------------
Gross profit                                 22,809             772,386

Operations:
  General and
   administrative                           336,113             790,628
  Depreciation and
   amortization                              23,000              48,673
Research and
  development                                66,750
                                        ------------        ------------
Total expenses                              425,863             839,301

Income (loss) from
  operations                               (403,054)            (66,915)


Other income and
  expenses
  Retirement of
  debt                                      126,500
  Interest income                             1,336             103,900
                                        ------------        ------------
Total other income
 and expenses                               127,836             103,900
                                        ------------        ------------
Net Profit (Loss)
 from operations                        $  (275,218)        $    36,985
                                        ============        ============
 Net income (loss)
  per share                                   $(.02)               $.00
                                        ============        ============
Weighted number of
 shares outstanding                      12,450,860          13,718,265
                                        ============        ============


                 See accompanying notes to financial statements.

                        AMERICAN BIO MEDICA CORPORATION
                             STATEMENT OF OPERATIONS

                                        For the three      For the three
                                        months ended        months ended
                                         October 31,        October 31,
                                            1996               1997
                                         (Unaudited)         (Unaudited)
                                        ------------        ------------

Revenue                                 $    21,143         $   456,807
Less cost of
 goods sold                                  19,552             144,556
                                        ------------        ------------
Gross profit                                  1,591             312,251

Operations:
  General  and
   administrative                           161,166             401,073
  Depreciation and
   amortization                               3,600              24,474
Research and
  development                                 9,492
                                        ------------        ------------
Total expenses                              174,258             425,547

Income (loss) from
  operations                               (172,667)           (113,296)


Other income and
  expenses

  Interest income                               939              28,293
                                        ------------        ------------
Total other income
 and expenses                                   939              28,293
                                        ------------        ------------
Net Profit (Loss)
 from operations                        $  (171,728)        $   (85,003)
                                        ============        ============
 Net income (loss)
  per share                                   $(.01)              $(.01)
                                        ============        ============
Weighted number of
 shares outstanding                      12,450,860          13,718,265
                                        ============        ============

                         AMERICAN BIO MEDICA CORPORATION
                            STATEMENT OF CASH FLOWS

                                         For the six        For the six
                                        months ended        months ended
                                         October 31,         October 31,
                                            1996                1997
                                         (Unaudited)         (Unaudited)
                                        ------------        ------------
CASH FLOWS FROM
 OPERATING ACTIVITIES
Net profit (loss)                        $ (275,218)        $    36,985
Compensation                                 50,000
Retirement of debt                          126,500
Amortization and
 depreciation                                23,000              48,673

Adjustments to
 reconcile net
  income to net cash

 Accounts receivable                        (13,714)           (849,189)
 Prepaid expenses                                              ( 23,999)
 Inventory                                  (28,741)           (312,588)
 Loan receivable                                               (  2,250)
 Accounts payable
  and accrued expenses                      ( 5,421)           (211,464)
                                        ------------        ------------
TOTAL CASH FLOWS
FROM OPERATIONS                            (123,594)         (1,313,832)

CASH FLOW FROM
FINANCING ACTIVITIES
Convertible debenture                      (132,000)
Sale of convertible preferred shares                            949,600
Sale of common shares                     1,481,903              30,000
                                        ------------        ------------
TOTAL CASH FLOWS FROM
FINANCING ACTIVITIES                      1,349,903             979,600

CASH FLOWS FROM
INVESTING ACTIVITIES
  Marketable securities                  (1,411,866)           ( 23,860)
  Patent costs                              ( 2,000)           (  2,810)
  Capital assets                            (61,496)           ( 39,366)
                                        ------------        ------------
TOTAL CASH FLOWS
FROM INVESTING
ACTIVITIES                               (1,475,362)           ( 66,036)

NET INCREASE
(DECREASE) IN CASH                         (249,053)           (400,268)
CASH BALANCE
BEGINNING OF PERIOD                         437,532           1,762,506
                                        ------------        ------------
CASH BALANCE END
 OF PERIOD                              $   188,479         $ 1,362,238
                                        ============        ============

                 See accompanying notes to financial statements.

                         AMERICAN BIO MEDICA CORPORATION
                       STATEMENT OF STOCKHOLDERS' EQUITY

                                                                    Additional
                    Common      Common      Preferred  Preferred     Paid-in
   Retained
                    Stock       Stock         Stock      Stock       capital
   Earnings         Total
                  ----------   ---------    ---------  ---------
------------  ------------    ----------

04-30-1996        11,977,357   $ 119,774                            $ 2,636,127
  $(2,401,671)    $ 354,230

06-04-1996            11,333         113                                  8,387
                      8,500
06-04-1996            25,000         250                                 24,750
                     25,000
07-31-1996(1)        176,000       1,760                                130,240
                    132,000
07-31-1996(1)         13,333         133                                  9,867
                     10,000
07-31-1996(2)        100,000       1,000                                 49,000
                     50,000
07-31-1996(3)         32,000         320                                 31,680
                     32,000
07-31-1996(4)        100,000       1,000                                 99,000
                    100,000
09-09-1996(3)         18,000         180                                 17,820
                     18,000
09-23-1996(5)                                            $    1       1,409,999
                  1,410,000

01-31-1997(6)        697,445       6,975                              2,085,211
                  2,092,186
04-30-1997(7)        229,039       2,290
(2,290)                          0
04-30-1997       Net loss
(505,321)                   (505,321)
                  ----------   ---------                 -------
-----------  ------------   -----------
04-30-1997        13,379,507   $ 133,795                 $    1      $6,499,791
  $(2,906,992)   $3,726,595

Unaudited
07-31-1997(7)        301,120       3,011                                 (3,011)
10-31-1997                                     (1)           (1)              1
                          0
10-31-1997(6)         10,000         100                                 29,900
                     30,000
10-31-1997(7)        102,914       1,029
(1,029)                          0
10-31-1997(8)                                 105.5           2         949,598
                    949,600
10-31-1997         Net profit
       36,985        36,985
                  ----------   ---------     ------      -------
------------  ------------   ----------
10-31-1997        13,793,541   $ 137,935      105.5      $    2     $ 7,475,250
  $(2,870,007)   $4,743,180
                  ==========   =========    =======      =======
============  ============   ==========

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

(4)  Common Shares issued upon exercise of "A" Warrants

(5)  Sale of Preferred Shares for $1,500,000 less commissions of $90,000

(6)  Common Shares issued upon exercise of warrants

(7)  Conversion of Preferred Shares into Common Shares

(8) Sale of 60 Convertible B Preferred Shares and 45.5 Convertible C Preferred Shares

                        AMERICAN BIO MEDICA CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                    FOR THE SIX MONTHS ENDED OCTOBER 31, 1997

1. BASIS OF PRESENTATION

     The accompanying unaudited financial statements of American Bio Medica, Corporation, (the "Company"), reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented. All such adjustments are of a normal recurring nature. The financial statements should be read in conjunction with the notes to financial statements contained in the Company's Annual Report on Form 10-KSB for the year ended April 30, 1997.

2. INVENTORIES.

     Inventory has been recorded at the lower of cost or market under the first-in-first-out method. Inventory components were as follows:

                                            April 30, 1997     October 31, 1997
                                            --------------     ----------------
Books held for resale                        $   43,528          $   30,934

Workplace drug screening tests:
  Raw materials                                 292,456             375,654
  Work in process                               183,500             210,052
  Finished Goods                                149,239             364,671
                                             ----------          ----------
Total workplace drug screening
 tests:                                      $  625,195          $  950,377
                                             ----------          ----------
Total inventory                              $  668,723          $  981,311
                                             ==========          ==========

3. NET INCOME PER SHARE

     Primary earnings per share are based on the weighted average number of common and dilutive common equivalent shares outstanding during each quarter. The weighted average shares for computing primary earnings per share were 12,450,860 and 13,718,265 for the quarters ended October 31, 1996 and 1997, respectively

4. ACCOUNTING FOR INCOME TAXES

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

5. MARKETABLE SECURITIES

     The Company adopted Financial Accounting Standards Board ("FASB") Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (the "Statement") which requires that investments in equity securities that have readily determinable fair values and investments in debt securities be
classified    in    three    categories:    h
`eld-to-maturity,     trading    and
available-for-sale. Based on the nature of the assets held by the Company and Management's investment strategy, the Company's investments have been classified as available-for-sale. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date.

     Securities classified as available-for-sale are carried at estimated fair value, as determined by quoted market prices, with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. At October 31, 1997, the Company had no investments that were classified as trading or held-to-maturity as defined by the Statement.

     The following is a summary of cash, cash equivalents and available-for-sale securities by balance sheet classification at April 30, 1997:

                                                                     Estimated
                                           Gross         Gross          Fair
                                        Unrealized     Unrealized      Market
                              Cost         Gains        Losses         Value
                           ---------   -------------  -----------   -----------
Cash                     $    99,039       $-0-           $-0-      $    99,039
Certificates of deposit
  90 days and less         1,663,467        -0-            -0-        1,663,467
                         -----------   -------------  -----------   -----------
Total cash and cash
   equivalents           $ 1,762,506       $-0-           $-0-      $ 1,762,506
                         ===========   =============  ===========   ===========
Marketable Securities
  Due in one year or
  less Certificates of
  Deposit                $ 1,053,000       $-0-          $-0-       $ 1,053,000
                         ===========   =============  ===========   ===========

     The following is a summary of cash, cash equivalents and available-for-sale securities by balance sheet classification at October 31, 1997:

                                                                     Estimated
                                           Gross         Gross          Fair
                                        Unrealized     Unrealized      Market
                              Cost         Gains        Losses         Value
                           ---------   -------------  -----------   -----------

Cash                     $    99,640       $-0-          $-0-       $    99,640
Certificates of deposit
  90 days and less         1,262,598        -0-           -0-         1,262,598
                         -----------  --------------  -----------   -----------
Total cash and cash
   equivalents           $ 1,362,238       $-0-          $-0-       $ 1,362,238
                         =========== ===============  ===========   ===========
Marketable Securities
  Due in one year or
  less Certificates of
  Deposit                $ 1,076,860       $-0-         $-0-        $ 1,076,860
                         =========== ===============  ===========   ===========

6. Issuance of Capital Stock and PRIVATE PLACEMENTS

a.   ISSUANCE OF COMMON SHARES

     The Company sold 10,000 Common Shares through the exercise of 10,000 options for an aggregate consideration of $30,000 or $3.00 per share.

     The Company issued 102,914 Common Shares through the conversion of 20 Convertible "A" Preferred Shares.

b.   Series B Convertible Preferred Shares

     In September, 1997, the Company sold 60 8% Series B Convertible Preferred Shares, ("B Preferred Shares") at $10,000 each for an aggregate of $600,000 less an 8% commission of $48,000 for net proceeds of $552,000. Each B Preferred Share (plus accumulated but unpaid dividends) is convertible into common shares calculated by dividing $10,000 by the lesser of $3.50 or 75% of the average closing price of the Common Shares for the 20 trading days preceding conversion. Neither the Preferred Shares nor the Common Shares into which they may be converted may be sold or transferred in public markets without an effective registration under the Securities Act of 1933.

     During the period the B Preferred Shares are outstanding, no dividend shall be paid or set apart for payment on the Common Shares or any other class of shares ranking junior to the B Preferred Shares in either payment of dividends or liquidation unless full dividends on all outstanding B Preferred Shares have been paid in full for all past dividend periods and the dividends for the current period have been paid or declared and sufficient funds set apart.

     The Company has agreed to register the Common Shares underlying the B Preferred Shares.

c.   Series C Convertible Preferred Shares

     During the month of September, 1997 the Company sold 45.5 Shares of Series C Convertible Preferred Shares ("C Preferred Shares") for an aggregate of $455,000 less a 10% commission of $45,500 for net proceeds of $409,500. Each C Preferred Share (plus accumulated dividends) is convertible into Common Shares calculated by dividing $10,000 by the lesser of $3.50 or 75% of the average closing price of the Common Shares for the 20 trading days preceding conversion. Neither the C Preferred Shares nor the Common Shares into which they may be converted may be sold or transferred in public markets without an effective registration under the Securities Act of 1933.

     The Company has agreed to register the Common Shares underlying the C Preferred Shares.

8. SUBSEQUENT EVENTS

     The Company has received conditional approval for listing on the Nasdaq SmallCap market subject to maintenance of closing price of at least $4.00 per share for ten consecutive trading days.

Item 2. Management's Discussion and Analysis or Plan of Operation

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                for the six months ended October 31, 1996 and 1997
                 -------------------------------------------------

     Except for the description of historical facts contained herein, this Form 10-QSB contains certain forward looking statements that involve risks and uncertainties as detailed herein and from time to time in the Company's filings with the Securities and Exchange Commission and elsewhere. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. These factors include, among others, the Company's fluctuations in sales and operating results, risks associated with international operations and regulatory, competitive and contractual risks and product development.

     Results of operations for the six months ended October 31, 1997 as compared to the six months ended October 31, 1996.
--------------------------------------------------------------------------------

     Revenues from the book segment of the business were $265,348 for the six months ended October 31, 1997 as compared to $17,123 for the six months ended October 31, 1996, representing an increase of $248,225 or 1,451%. This increase in book sales is directly attributable to the Company's reorganization of its telemarketing activities and a bulk inventory purchase. Costs of goods sold for the six months ended October 31, 1997, were $66,471 as compared to $5,565 for the six months ended October 31, 1996 representing a cost of goods sold percentage of 25% of sales for the six months ended October 31, 1997 as compared to 32.5% of sales for the six months ended October 31, 1996.

     Revenues from the sales of drug testing kits were $1,008,376 for the six months ended October 31, 1997 as compared to $31,464 for the six months ended
October 31, 1996, representing an increase of $976,912 or 3,105%. This increase in sales of drug testing kits is directly attributable to the implementation and positive response to the Company's marketing program. Cost of goods sold for the six months ended October 31, 1997 was $434,867 or 43.1% of sales as compared to a cost of goods sold of $22,313 or 64.2% of sales. The reduction in the percentage of cost of goods sold is attributable to price reductions from substantially increased purchases of raw materials and the economy of mass production.

     General and administrative costs for the six months ended October 31, 1997 were $790,628 or 62.1% of sales as compared to $336,113 for the six months ended October 31, 1996, representing an increase of $454,515. These increased costs are the result of hiring additional employees in sales, marketing, accounting and executive positions. For the six months ended October 31, 1997, office personnel costs were $385,470, legal and professional expenses, $119,464, office expense, $98,157, marketing expense, $150,288, product development $27,070 and rent, $10,179. Research and development expense was $-0- for the six months ended October 31, 1997 compared to $ 66,750 during the six months ended October 31, 1996. This decrease in research and development is the result of the completion of development of the existing drug testing system.

     Liquidity and capital resources as of the end of the six months ended October 31, 1997.
--------------------------------------------------------------------------------

     The Company's cash balance was $1,362,238 and working capital was $4,571,591 as at October 31, 1997. The Company completed a series of private placements generating additional cash aggregating $1,055,000 before payment of $93,500 in commissions and issuing 10,000 Common Shares through the exercise of warrants. Cash generated from financing activities was utilized for the purchase of machinery and equipment for $39,366, additional patent costs of $2,810 and increasing the investment in marketable securities by $23,610.

     The Company's primary short-term needs for capital, which are subject to change, are for expansion of its manufacturing capacity, and an increase in inventory levels to fill larger anticipated orders and an increase in accounts reveivables.

     Management believes that the present cash balance will pay the ongoing cost of the biomedical business. The Company has established commercial production of its drug testing kits. As of October 31, 1997, two customers account for 42.1% of the Company's accounts receivable.

     Income tax: As of October 31, 1997, the Company had a tax loss carry-forward of $2,870,007. The Company's ability to utilize its tax credit carry-forwards in future years will be subject to an annual limitation pursuant to the "Change in Ownership Rules" under Section 382 of the Internal Revenue Code of 1986, as amended. However, any annual limitation is not expected to have a material adverse effect on the Company's ability to utilize its tax credit carry-forwards.

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

Item 2. Changes in Securities

     As of August 28, 1997, all of the 150 Preferred Series "A" Shares had been converted into Common Shares.

     As of October 31, 1997, the Company has issued 60 8% Series B Preferred Shares and 45.5 8% Series C Preferred Shares.

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




                                    AMERICAN BIO MEDICA CORPORATION
                                               (Registrant)

                                    By: /s/Stan Cipkowski
                                        ------------------
                                        Stan Cipkowski,
                                        President and Principal
                                        Executive Officer


                                    By: /s/John F. Murray
                                        --------------------
                                       John F. Murray,
                                       Treasurer and Principal
                                       Financial Officer







   Dated: November 13, 1997