Form 10QSB
period 1998-01-31
AMERICAN BIO MEDICA CORP
filed 1998-03-13
CIK 896747

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934.
    For the quarterly period ended January 31, 1998.


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
       -------------------------------------------------------------------
       (State or other jurisdiction                  (I.R.S. Employer
       incorporation or organization)                Identification No.)


                   102 Simons Road, Ancramdale, New York 12503
                   -------------------------------------------
                    (Address of principal executive offices)


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

     13,921,846 Common Shares as of January 31, 1998 60 Convertible "B" Preferred Shares as of January 31, 1998 45.4 Convertible "C" Preferred Shares as of January 31, 1998

     Transitional Small Business Disclosure Format Yes [  ]  No [X]

                                     PART I
                              FINANCIAL INFORMATION

     Item 1. Financial Statements

     The condensed financial statements for the period ended January 31, 1998 included herein have been prepared by American Bio Medica Corporation, (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). In the opinion of management, the statements include all adjustments necessary to present fairly the financial position of the Company as of January 31, 1998, and the results of operations and cash flows for the nine month periods ended January 31, 1997 and 1998.

                         AMERICAN BIO MEDICA CORPORATION
                                  BALANCE SHEET

                                           April 30,         January 31,
                                             1997               1998
                                                             (Unaudited)
                                        -------------       -------------
                                     Assets

 Current assets
  Cash and cash equivalents             $  1,762,506        $    303,939
  Marketable securities,
    available for sale                     1,053,000           1,899,609
  Accounts receivable                        337,759           1,132,918
  Loan receivable                            102,250             142,000
  Inventory                                  668,723             936,858
  Prepaid expenses                             4,425              13,819
                                        -------------       -------------
  Current assets                           3,928,663           4,429,143

Fixed assets-net                             110,834             137,409
Other assets
  License rights                              38,470
  Patent costs                                28,783              39,077
                                        -------------       -------------
  Total other asset                           67,253              39,077
                                        -------------       -------------
Total assets                            $  4,106,750        $  4,605,629
                                        =============       =============

                      Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable and
   accrued expenses                     $    380,155        $    142,449
                                        -------------       -------------
Total current liabilities                    380,155             142,449

Capital stock
  Common  stock
   -authorized  30,000,000
   common shares, par value
   $.01 per share, at April 30,
   1997 and January 31, 1998
   the common shares  outstanding
   were 13,379,507 and 13,921,846
   respectively.                             133,795             139,218

  Preferred stock
   -authorized 5,000,000
    preferred  shares,  par value
    $.01 per share, at April 30,
    1997 and January 31, 1998 the
    number of preferred shares
    outstanding was 90 and 105.5
    respectively                                  1                    2

 Additional paid in capital               6,499,791            7,858,882
  Retained earnings                      (2,906,992)          (3,534,922)
                                        ------------        -------------
Total stockholders' equity                3,726,595            4,463,180
                                        ------------        -------------
Total liabilities
 and stockholders' equity               $ 4,106,750         $  4,605,629
                                        ============        =============

                 See accompanying notes to financial statements.

                         AMERICAN BIO MEDICA CORPORATION
                             STATEMENT OF OPERATIONS

                                       For the nine         For the nine
                                       months ended         months ended
                                        January 31,          January 31,
                                           1997                 1998
                                        (Unaudited)          (Unaudited)
                                        ------------        ------------

Revenue                                 $   430,501         $ 1,773,948
Less cost of
 goods sold                                 150,421             675,361
                                        ------------        ------------
Gross profit                                280,080           1,098,587

Operations:
  General and
   administrative                           583,569           1,676,196
  Depreciation and
   amortization                              72,490              73,346
Research and
  development                                74,978              96,766
                                        ------------        ------------
Total expenses                              731,037           1,846,308

Income (loss) from
  operations                               (450,957)           (747,721)


Other income and
  expenses
  Retirement of
  debt                                      126,500
  Interest income                             3,595             119,791
                                        ------------        ------------
Total other income
 and expenses                               130,095             119,791
                                        ------------        ------------
Net Profit (Loss)
 from operations                        $  (320,862)        $  (627,930)
                                        ============        ============
 Net income (loss)
  per share                                   $(.02)              ($.05)
                                        ============        ============
Weighted number of
 shares outstanding                      13,718,265          13,737,781
                                       ============        ============


                 See accompanying notes to financial statements.

                         AMERICAN BIO MEDICA CORPORATION
                             STATEMENT OF OPERATIONS

                                        For the three      For the three
                                        months ended        months ended
                                         January 31,        January 31,
                                            1997               1998
                                         (Unaudited)         (Unaudited)
                                        ------------        ------------

Revenue                                 $   381,914         $   500,224
Less cost of
 goods sold                                 124,643             174,023
                                        ------------        ------------
Gross profit                                257,271             326,201

Operations:
  General  and
   administrative                           247,456             934,720
  Depreciation and
   amortization                              49,490              24,673
Research and
  development                                 8,228              47,614
                                        ------------        ------------
Total expenses                              305,174           1,007,007

Income (loss) from
  operations                               ( 47,903)           (680,806)


Other income and
  expenses

  Interest income                             2,259              15,892
                                        ------------        ------------
Total other income
 and expenses                                 2,259              15,892
                                        ------------        ------------
Net Profit (Loss)
 from operations                        $  ( 45,644)        $  (664,914)
                                        ============        ============
 Net income (loss)
  per share                                   $(.00)              $(.05)
                                        ============        ============
Weighted number of
 shares outstanding                      13,718,265          13,737,781
                                        ============        ============

                         AMERICAN BIO MEDICA CORPORATION
                             STATEMENT OF CASH FLOWS

                                        For the nine        For the nine
                                        months ended        months ended
                                         January 31,         January 31,
                                            1997                1998
                                         (Unaudited)         (Unaudited)
                                        ------------        ------------
CASH FLOWS FROM
 OPERATING ACTIVITIES
Net profit (loss)                        $ (320,862)        $   (627,930)
Retirement of debt                         (126,500)
Amortization and
 depreciation                                72,490               73,346

Adjustments to
 reconcile net
  income to net
 Accounts receivable                       (301,342)            (795,159)
 Prepaid expenses                            (4,425)            (  9,395)
 Inventory                                 (247,726)            (268,135)
 Loan receivable                           (100,000)            ( 39,750)
 Accounts payable
  and accrued expenses                      149,289             (237,705)
                                        ------------         ------------
TOTAL CASH FLOWS
FROM OPERATIONS                            (879,076)          (1,904,728)

CASH FLOW FROM
FINANCING ACTIVITIES
Convertible debenture                      (132,000)
Sale of common shares                     3,983,436            1,364,515
                                        ------------         ------------
TOTAL CASH FLOWS FROM
FINANCING ACTIVITIES                      3,851,436            1,364,515

CASH FLOWS FROM
INVESTING ACTIVITIES
  Marketable securities                  (1,021,867)            (846,609)
  Patent costs                              ( 2,725)            ( 22,652)
  Capital assets                            (82,734)            ( 49,093)
                                        ------------         ------------
TOTAL CASH FLOWS
FROM INVESTING
ACTIVITIES                               (1,107,326)            (918,354)

NET INCREASE
(DECREASE) IN CASH                        1,865,034           (1,458,567)
CASH BALANCE
BEGINNING OF PERIOD                         437,532            1,762,506
                                        ------------         ------------
CASH BALANCE END
 OF PERIOD                              $ 2,302,566         $    303,939
                                        ============        =============

                 See accompanying notes to financial statements.

                         AMERICAN BIO MEDICA CORPORATION
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                    Additional
                    Common      Common      Preferred  Preferred     Paid-in
 Retained
                    Stock       Stock         Stock      Stock       capital
 Earnings      Total
                  ----------   ---------    ---------  ---------

04-30-1996        11,977,357   $ 119,774                            $ 2,636,127
$(2,401,671)  $ 354,230
06-04-1996            11,333         113                                  8,387
                  8,500
06-04-1996            25,000         250                                 24,750
                 25,000
07-31-1996(1)        176,000       1,760                                130,240
                132,000
07-31-1996(1)         13,333         133                                  9,867
                 10,000
07-31-1996(2)        100,000       1,000                                 49,000
                 50,000
07-31-1996(3)         32,000         320                                 31,680
                 32,000
07-31-1996(4)        100,000       1,000                                 99,000
                100,000
09-09-1996(3)         18,000         180                                 17,820
                 18,000
09-23-1996(5)                                            $    1       1,409,999
              1,410,000
01-31-1997(6)        697,445       6,975                              2,085,211
              2,092,186
04-30-1997(7)        229,039       2,290
(2,290)                      0
04-30-1997          Net loss
   (505,321)   (505,321)
                  ----------   ---------                 -------    -
----------- ---------  -----------
04-30-1997        13,379,507   $ 133,795                 $    1      $6,499,791
$(2,906,992) $3,726,595

Unaudited
07-31-1997(7)        301,120       3,011                                 (3,011)
10-31-1997                                     (1)           (1)              1
                          0
10-31-1997(6)         10,000         100                                 29,900
                 30,000
10-31-1997(7)        102,914       1,029
(1,029)                      0
10-31-1997(8)                                 105.5           2         949,598
                949,600
01-31-1998(6)        128,305       1,283                                383,632
                384,915
01-31-1997         Net loss
   (627,930)   (627,930)
                  ----------   ---------     ------      -------    -----------
------------ -----------

01-31-1998        13,921,846   $ 139,218      105.5      $    2     $ 7,858,882
$(3,534,922) $4,463,180
                  ==========   =========    =======      =======     ==========
============ ===========

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

(6)  Common Shares issued upon exercise of options

(7)  Conversion of Preferred Shares into Common Shares

(8) Sale of 60 Convertible B Preferred Shares and 45.5 Convertible C Preferred Shares

                         AMERICAN BIO MEDICA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE NINE MONTHS ENDED JANUARY 31, 1998

1. BASIS OF PRESENTATION

     The accompanying unaudited financial statements of American Bio Medica Corporation, (the "Company"), reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented. All such adjustments are of a normal recurring nature. The financial statements should be read in conjunction with the notes to financial statements contained in the Company's Annual Report on Form 10-KSB for the year ended April 30, 1997.

2. INVENTORIES.

     Inventory has been recorded at the lower of cost or market under the first-in-first-out method. Inventory components were as follows:

                                            April 30, 1997     January 31, 1998
                                            --------------     ----------------
Books held for resale                        $   43,528          $   13,517

Workplace drug screening tests:
  Raw materials                                 292,456             365,682
  Work in process                               183,500             205,115
  Finished Goods                                149,239             352,544
                                             ----------          ----------
Total workplace drug screening
 tests:                                      $  625,195          $  923,341
                                             ----------          ----------
Total inventory                              $  668,723          $  936,858
                                             ==========          ==========

3. NET INCOME PER SHARE

     Primary earnings per share are based on the weighted average number of common and dilutive common equivalent shares outstanding during each quarter. The weighted average shares for computing primary earnings per share were 13,718,265 and 13,737,781 for the quarters ended January 31, 1997 and 1998, respectively

4. ACCOUNTING FOR INCOME TAXES

     The Company follows Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires an asset and liability approach of accounting for income taxes. Deferred tax assets and liabilities are computed annually for differences between financial statement basis and tax basis of assets, liabilities and available general business tax credit carry-forwards. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

     Securities classified as available-for-sale are carried at estimated fair value, as determined by quoted market prices, with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. At January 31, 1998, the Company had no investments that were classified as trading or held-to-maturity as defined by the Statement.

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
                         ===========   =============  ===========   ===========

     The following is a summary of cash, cash equivalents and available-for-sale securities by balance sheet classification at January 31, 1998:

                                                                     Estimated
                                           Gross         Gross          Fair
                                        Unrealized     Unrealized      Market
                              Cost         Gains        Losses         Value
                           ---------   -------------  -----------   -----------

Cash                     $   303,939       $-0-          $-0-       $   303,939
Certificates of deposit
  90 days and less              -0-         -0-           -0-               -0-
                         -----------  --------------  -----------   -----------
Total cash and cash
   equivalents           $   303,939       $-0-          $-0-       $   303,939
                         =========== ===============  ===========   ===========
Marketable Securities
  Due in one year or
  less Certificates of
  Deposit                $ 1,899,609       $-0-          $-0-       $ 1,899,609
                         =========== ===============  ===========   ===========

6. Issuance of Capital Stock

a.   Issuance of Common Shares

     The Company sold 138,305 Common Shares through the exercise of 138,305 options for an aggregate consideration of $414,915 or $3.00 per share.

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

     The Company has agreed to register the Common Shares underlying the B Preferred Shares.
                                       11

c.   Series C Convertible Preferred Shares

     During the month of September, 1997 the Company sold 45.5 8% Series C Convertible Preferred Shares ("C Preferred Shares") for an aggregate of $455,000 less a 10% commission of $45,500 for net proceeds of $409,500. Each C Preferred Share (plus accumulated dividends) is convertible into Common Shares calculated by dividing $10,000 by the lesser of $3.50 or 75% of the average closing price of the Common Shares for the 20 trading days preceding conversion. Neither the C Preferred Shares nor the Common Shares into which they may be converted may be sold or transferred in public markets without an effective registration under the Securities Act of 1933.

     The Company has agreed to register the Common Shares underlying the C Preferred Shares.

7. Subsequent Events

     The registration statement relating to the Common Shares underlying the B and C Preferred Shares has become effective.

Item 2. Management's Discussion and Analysis or Plan of Operation

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               for the nine months ended January 31, 1997 and 1998
              -----------------------------------------------------

     The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that except for the description of historical facts contained herein, this Form 10-QSB contains certain forward looking statements that involve risks and uncertainties as detailed herein and from time to time in the Company's filings with the Securities and Exchange Commission and elsewhere. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. These factors include, among others: (a) the Company's fluctuations in sales and operating results, risks associated with international operations and regulatory, competitive and contractual risks and product development; (b) the ability to achieve strategic initiatives, including but not limited to the ability to achieve sales growth across the business segments through a combination of increased pricing, enhanced sales force, new products, and improved customer service; and acquisitions.

Results of operations for the nine months ended January 31, 1998 as compared to the nine months ended January 31, 1997.
--------------------------------------------------------------------------------

     Revenues from the book segment of the business were $410,254 for the nine months ended January 31, 1998 as compared to $237,538 for the nine months ended January 31, 1997, representing an increase of $172,716 or 72.7%. This increase in book sales is directly attributable to the Company's reorganization of its telemarketing activities and a bulk inventory purchase. Costs of goods sold for the nine months ended January 31, 1998, were $102,642 as compared to $87,820 for the nine months ended January 31, 1997 representing a cost of goods sold percentage of 25.0% of sales for the nine months ended January 31, 1998 as compared to 37.0% of sales for the nine months ended January 31, 1997.

     Revenues from the sales of drug testing kits were $1,363,916 for the nine months ended January 31, 1998 as compared to $ 192,963 for the nine months ended January 31, 1997, representing an increase of $1,170,953 or 707%. This increase in sales of drug testing kits is directly attributable to the implementation and positive response to the Company's marketing program. Cost of goods sold for the nine months ended January 31, 1998 was $572,719 or 42.0% of sales as compared to a cost of goods sold of $62,601 or 32.4% of sales. The increase in the percentage of cost of goods sold is attributable to additional overhead.

     General and administrative costs for the nine months ended January 31, 1998 were $1,676,176 or 99.9% of sales as compared to $583,569 or 135% of sales for the nine months ended January 31, 1997, representing an increase of $1,092,627. These increased costs are the result of hiring additional employees in sales, marketing, accounting and executive positions. For the nine months ended January 31, 1998, personnel costs were $491,512, legal and professional expenses, $143,712, office expense, $241,297, marketing expense, $502,255, product development, $75,606, rent, $21,437 and bad debt expense of $200,377. Research and development expense was $96,766 for the nine months ended January 31, 1998 compared to $74,978 during the nine months ended January 31, 1997. This increase in research and development is the result of the development of three additional drug tests during the quarter.

     Results of operations for the three months ended January 31, 1998 as compared to the three months ended January 31, 1997.
--------------------------------------------------------------------------------

     Revenues from the book segment of the business were $144,906 for the three months ended January 31, 1998 as compared to $220,415 for the three months ended January 31, 1997, representing an decrease of $75,509 or 34.3%. This decrease in book sales is directly attributable to the Company's delayed delivery of a bulk inventory purchase. Costs of goods sold for the three months ended January 31, 1998, were $36,171 as compared to $82,255 for the three months ended January 31, 1997 representing a cost of goods sold percentage of 25.0% of sales for the three months ended January 31, 1998 as compared to 37.3% of sales for the three months ended January 31, 1997.

     Revenues from the sales of drug testing kits were $355,540 for the three months ended January 31, 1998 as compared to $161,498 for the three months ended January 31, 1997, representing an increase of $194,042 or 120.1%. This increase in sales of drug testing kits is directly attributable to the implementation and positive response to the Company's marketing program. Cost of goods sold for the three months ended January 31, 1998 was $137,852 or 38.8% of sales as compared to a cost of goods sold of $40,288 or 24.9% of sales. The increase in the percentage of cost of goods sold is attributable to additional overhead.

     General and administrative costs for the three months ended January 31, 1998 were $934,720 or 186.8% of sales as compared to $247,456 or 64.8% of sales for the three months ended January 31, 1997, representing an increase of $734,878. These increased costs are the result of hiring additional employees in sales, marketing, accounting and executive positions. For the three months ended January 31, 1998, personnel costs were $138,298, legal and professional expenses, $24,248, office expense, $143,140, marketing expense, $368,863, product development, $48,536, rent, $11,258 and bad debt expense of $200,377. Research and development expense was $47,614 for the three months ended January 31, 1998 compared to $8,228 during the three months ended January 31, 1997. This increase in research and development is the result of the development of three additional drug tests during the quarter.

     Liquidity and capital resources as of the end of the nine months ended January 31, 1998.
--------------------------------------------------------------------------------

     The Company's cash balance was $303,939 and working capital was $4,286,694 as at January 31, 1998. The Company completed a series of private placements generating additional cash aggregating $1,055,000 before payment of $ 93,500 in commissions and issuing 138,305 Common Shares through the exercise of options for an aggregate consideration of $414,915. Cash generated from financing activities was utilized for the purchase of machinery and equipment for $49,093, additional patent costs of $22,652 and an increase in the investment in marketable securities of $846,609 and an increase in accounts receivable of $795,159.

     The Company's primary short-term needs for capital, which are subject to change, are for expansion of its manufacturing capacity, an increase in inventory levels to fill larger anticipated orders and an increase in associated accounts receivables. As of January 31, 1998, two customers account for 44.2% of the Company's accounts receivable and no one customer accounted for more than 10% of drug test kit sales during the quarter.

     Management believes that the present cash balance will pay the immediate ongoing cost of the biomedical business but the Company may seek additional funding sources for continued research and development into new products. The Company is in full scale commercial production of its drug testing kits.

     Income tax: As of January 31, 1998, the Company had a tax loss carry-forward of $3,534,922. The Company's ability to utilize its tax credit carry-forward in future years will be subject to an annual limitation pursuant to the "Change in Ownership Rules" under Section 382 of the Internal Revenue Code of 1986, as amended. However, any annual limitation is not expected to have a material adverse effect on the Company's ability to utilize its tax credit carry-forwards.

     The Company currently plans to expend approximately $2.0 million for the expansion and development of its manufacturing, marketing and general administrative capabilities in connection with the fulfillment of its marketing program and the anticipated launch of the Company's new products currently under development. Additionally, the Company will utilize cash generated from operating activities to meet its capital requirements.

     The Company expects its capital requirements to increase over the next several years as it commences new research and development efforts, undertakes new product development, increases sales and administration infrastructure and embarks on increasing development efforts related to in-house manufacturing capabilities and facilities. The Company's future liquidity and capital funding requirements will depend on numerous factors, including the extent to which the Company's products under development are successfully developed and gain market acceptance, the timing of regulatory actions regarding the Company's potential products, the costs and timing of expansion of sales, marketing and manufacturing activities, facilities expansion needs, procurement and enforcement of patents important to the Company's business, results of clinical investigations and competition.

     The Company believes that its available cash and cash from operations will be sufficient to satisfy its funding needs for at least the next 24 months. Thereafter, if cash generated from operations is insufficient to satisfy the Company's working capital and capital expenditure requirements, the Company may be required to sell additional equity or debt securities or obtain additional credit facilities. There can be no assurance that such financing, if required, will be available on satisfactory terms, if at all.

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings.

     No legal proceedings were brought, are pending or are threatened during the quarter.

     The Company, however, is awaiting a judicial determination of the entitlement to common shares by the estate of Robert Friedenberg, a former stockholder of two companies the purchase of which the Company rescinded. A jury has determined in favor of the Company on two of three fraud claims against the estate and has awarded the Company $300,000 in damages. The judge is bound by the jury verdict.

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

     None.

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







   Dated: March 9, 1998