Form 10-K
period 1998-04-30
AMERICAN BIO MEDICA CORP
filed 1998-08-13
CIK 896747

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 2054
--------------------------------------------------------------------------------


                                   FORM 10-KSB

     [/] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended April 30, 1998

                         Commission File Number: 333-16535

                         AMERICAN BIO MEDICA CORPORATION
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its charter )

          New York                                       22-3378935
--------------------------------------------------------------------------------
  (State or other Jurisdiction                   (IRS Employer Identification
of Incorporation or Organization)                         Number)

        300 Fairview Avenue, Hudson, New York               12534
--------------------------------------------------------------------------------
       (Address of principal executive Offices)           (Zip Code)

                   102 Simons Road, Ancramdale, New York 12503
--------------------------------------------------------------------------------
         (Former name or former address, if changed since last report.)

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

     State issuer's revenues for its most fiscal year       $2,154,000.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     As  of  June  14,  1998,   there  were  9,064,418  common  shares  held  by
non-affiliates ("Common Shares") outstanding having an aggregate market value of $22,661,045.

     Documents incorporated by reference:

     Proxy Statement for the Annual Meeting of Shareholders for the 1999 Fiscal Year.

                                     PART I

     Item 1. Description of Business

     Summary
     -------
     American Bio Medica Corporation (the "Company") is primarily engaged in acquiring, developing and marketing biomedical technologies and products. The Company owns a technology for screening drugs of abuse, trademarked the "Rapid Drug Screen." The Company's common shares ("Common Shares") began trading on the Nasdaq SmallCap Market on December 24, 1997.

     The Company produces several versions of a drugs of abuse screening test, called the "Rapid Drug Screen Test" at its manufacturing facility in Columbia County, New York. The Rapid Drug Screen Test is a one-step test kit that allows a small urine sample to be tested for the presence or absence of drugs of abuse. The competitively priced test is self-contained thereby preventing exposure of the test administrator to the urine sample. In the opinion of the Company's management ("Management"), the Rapid Drug Screen Test, which requires no mixing of reagents, is easier to use than any competitive product. In addition, hundreds of controlled tests conducted by independent laboratories compared the Rapid Drug Screen Test with results produced by EMIT II, a standard laboratory test, and found a 100% correlation of both positive and negative test results. As a result, Management believes that the Rapid Drug Screen Test is as accurate as that laboratory test.

     Versions of the Rapid Drug Screen Tests include a two panel (cocaine and marijuana), five panel (cocaine, marijuana, opiates, amphetamine and PCP) and an eight panel (THC, cocaine, opiates, PCP, amphetamines, benzodiazepines, methamphetamines and barbiturates) test. All have been cleared by the Federal Drug Administration (the "FDA") and can thus be sold in clinical as well as workplace markets. The Company has also completed a test for tricyclic antidepressants which it has submitted to the FDA for approval and which it intends to market in the near future as part of a nine-panel test. The Company has recently developed nine tests trademarked "Rapid One", each of which detects one drug of abuse.

     The Company has installed and uses equipment at its manufacturing facility suitable for the mass production of its drug screening tests. The Company's output was initially hampered by its inability to secure reliable supplies of reagents. This problem was rectified in May, 1997 through improved reliability of its suppliers and the addition of a third supplier.

     The Company owns a patented low cost method for producing keratin proteins. It has also developed a technology that will detect alcohol levels in individuals through a quick, one step, on-site, saliva test. The Company has no intention of developing or marketing its keratin technology, or its saliva test for alcohol consumption at this time, but intends to concentrate on the production and marketing of its drug screen tests and pursuing development and acquisition strategies related to substance abuse testing.

     The Company may develop or acquire additional biomedical technologies or products in the future unrelated to substance abuse.

     From its inception in 1986 until 1991, the Company was involved in marketing educational books and software to schools and municipal libraries and audiovisual educational packages to educational institutions and to corporations throughout the United States. In 1991, the Company, because of heightened competition, increased costs of doing business and slow collections from municipalities, reduced its involvement in this market to that of selling audiovisual packages to libraries and commenced seeking new technologies in emerging medical markets.

     Since its inception to April 30, 1998, the Company has an accumulated deficit of $7,342,000 (see Financial Statements - Balance Sheet). Management believes that the Company's accumulated deficit is the result of discontinued operations, the development of its workplace drug test kits and the development of other biomedical products. However, the Company has not been profitable during its history; and there is no assurance that the Company's biomedical operations will become profitable.

     Background
     ----------
     According to the "1996 AMA (American Management Association) Survey Workplace Drug Testing and Drug Abuse Policies Summary of Key Findings," a report on drug testing in the workplace, 81% of major United States firms now test employees and/or job applicants for drug use, an increase of 277% since 1987 and an increase of 3% since 1995. The AMA attributed the increases to several factors. These factors include Department of Transportation and Department of Defense regulations which, in conjunction with local and state regulations, mandate testing in certain job categories; the Federal Drug-Free Workplace Act of 1988; court decisions recognizing an employer's right to test both employees and job applicants in the private sector for drugs of abuse; action by insurance carriers to reduce accident liability and control health care costs; and corporate requirements that vendors and contractors certify that their workplaces are drug-free.

     The AMA found that business category was the most important determinant in drug testing. The percentages in each category which tests for drugs of abuse are manufacturers (89%), transportation (100%), wholesalers and retailers (79%), general service providers (77%), business service providers (60%) and financial service providers (56%).

     The survey states that the usual and recommended procedure for urine samples calls for a retesting of positive samples by the gas-chromatography method. It also states that 76% of firms that test its employees utilize a medical review officer ("MRO") who analyzes test findings, judges them against the test subject's medical profile and renders a verdict to the employer which does not see the test results but only the MRO's report. The use of an MRO offers significant protection to employees who may test positive due to the use of prescription drugs or non-controlled substances which register as controlled substances.

     The Substance Abuse and Mental Health Services Administration, Office of Applied Studies of the United States Department of Health and Human Services, Public Health Service, in its advance report number 18 released in August, 1996 entitled "Preliminary Estimates from the 1995 National Household Survey on Drug Abuse," notes that 14.3% of unemployed adults, age 18 years and older, were current illicit drug users in 1995 compared with 5.5% of full-time employed adults and that the rate of drug use decreased from 1994's 6.7%. 71% of all current illicit drug users 18 years old and older (7.4 million adults) were employed, including 5.5 million full-time workers and 1.9 million part-time workers. Because of the high incidence of workplace drug use, the testing of employees for the most "popular" drugs has become widespread. Positive tests often result in discharge of, or treatment for, the employee. In addition, the threat of testing, particularly random testing, has the prophylactic effect of reducing workplace drug use.

     The Company believes that the drugs of abuse testing market is large and growing and that the largest market opportunity for on-site drug screening products is the private sector with an additional large public sector demand. Management believes that drug testing performed in an on-site facility using technologies designed for on-site use can be just as accurate as screening performed in a full-service lab. Drug screening tests are now performed in markets which include: preemployment testing, random testing of employees, drug rehabilitation programs, hospital laboratories, emergency rooms, private security agencies, public transportation, law enforcement agencies, probation and parole programs and United States Department of Defense contractors.

 Workplace Drug Test
 -------------------
     Design
     ------
     The Company has developed and markets its trademarked "The Rapid Drug Screen," a test for two, five or eight drugs of abuse which can be used in offices, factories, "halfway" houses, remote locations and in all situations where an immediate test result is required. The product consists of a "NIDA 5 Card," ("NIDA" stands for the National Institute on Drug Abuse) a business-card size card divided into two, five or eight lengthwise strips, or sections. The person being tested urinates into a test cup, puts on the lid and hands it to the supervisor or other person administering the test. The test administrator inserts the card into a pre-punched slit in the lid without the danger of spilling, touching or contaminating the urine inside. Thus, the test administrator is not exposed to the urine sample nor does he or she have to mix reagents.

     Within five to eight minutes, the results can be read on the inserted card through the side of the cup. A single line in the test area of the Rapid Drug Screen indicates the sample is positive for one of the specific drugs of abuse designated by NIDA in the "Drug-Free Workplace Act of 1989" as those to be tested for in most federally regulated drug testing programs. If the results are positive, the cup is sealed with provided materials and sent to a laboratory for confirmation. No adverse action is taken by the test administrator unless confirmation of a positive test is received from an independent laboratory. A double line in the test area of the Rapid Drug Screen indicates that the screen is negative for the presence of tested drugs of abuse.

     The Company has designed a five panel card, a two panel card and an eight panel card and can produce, on special order or if the market demands, cards which test for any combination of drugs of abuse. The two panel strip, designed for juvenile corrections centers and educational institutions, tests only for cocaine and marijuana. The eight panel strip, designed to rival two competitive products sold primarily to hospital and physician markets includes barbiturates, benzodiazepines and methamphetamines. These additional tests can be combined in single unit with the NIDA 5 Card, which tests for PCP, marijuana, cocaine, amphetamines and opiates, so that one sample can test simultaneously for eight drugs of abuse. The Company's test for methamphetamine is also incorporated in a two panel test for marijuana and methamphetamine and in a five panel test for methamphetamine, amphetamine, cocaine, opiates and marijuana. The Company has also completed a test for tricyclic antidepressants (which it has submitted to the FDA) and intends to market it in the near future as part of a nine-panel test.

     Benzodiazepines, barbiturates, and tricyclic antidepressants are prescription sedatives which are often abused and can be deadly. In fact, the Florida Alcohol and Drug Abuse Association reports that barbiturates account for approximately one-third of all reported drug-related deaths while tricyclic antidepressants have been identified as a leading cause of fatality from drug ingestion in Australia. Domestic concerns regarding trends of barbiturate abuse focus on the drug's growing popularity among teenagers, as evidenced by the 1996 Monitoring the Future Study which documents a 38% rise in barbiturate use among high school seniors since 1992.

     In July, 1998, the Company began marketing "Rapid One," a line of nine drug tests, each of which screens for the present or absence of a substance of abuse. Rapid One utilizes the same technology as the Rapid Drug Screen. It includes a single dip platform, an identification and date area and does not require the use of pipettes or reagents. Rapid One is designed for correction facilities and other markets where the person subject to substance abuse testing is known to abuse a specific drug. Market acceptance of the Rapid One drug test cannot be assured.

     One of the problems which can occur in workplace drug testing is fraud or evasion practiced by the person being tested. The most prevalent method of avoiding adverse test results is the substitution by the person being tested of a hidden "clean" urine sample which he or she brings to the test. As a consequence, each of the Company's drug screens contains a temperature sensor which helps prevent the substitution of another urine sample as the likelihood is that the substituted sample would be of a lower temperature than a sample produced from the body on the spot. In addition, the Rapid Drug Screen contains a control line, designed to assure the administrator of the test that the test is working properly. Should the control line not appear, the administrator is instructed to void the test and re-test the individual by obtaining another specimen sample.

     FDA  Approval
     -------------
     FDA "510K" clearances have been granted for each of the Company's tests included on its eight-panel Rapid Screen. The Company has applied to the FDA for its test for tricyclic antidepressants, but approval has not yet been granted. The Company intends to apply to the FDA for its Rapid One tests which, although they use the same methodology and chemistries as the Rapid Screen test, employ a different delivery device. Although FDA approval is not required for most forms of workplace drug testing, including The Rapid Drug Screen, it is required for use in a clinical setting which Management anticipates may become a major marketplace for the Company's drug testing products.

     Marketing  and Sales
     --------------------
     The Company advertises through trade journals and direct mail campaigns; and its representatives attend trade shows. The Company sells primarily to distributors which then resell in the various marketplaces. The Company has garnered orders from distributors, municipal bodies and corporate users as well as from penal facilities. The Company employs a national sales director, a director of marketing, five regional managers, an international sales director, a government and corrections sales director and a major account sales director. The Company has opened a national sales office in Boca Raton, Florida.

   The Company has divided its marketplace into the following categories.

      Corporate Workplace Drug Testing Programs
      -----------------------------------------
     The Company has developed a nationwide network of distributors and administrators of workplace drug testing programs to sell its Rapid Drug Screen testing kit.

      Government, Corrections and Law Enforcement
      -------------------------------------------
     This market includes federal, state and county level agencies, including correctional facilities, pretrial agencies, probation and parole departments at the federal and state levels and juvenile correction facilities. The Company has shipped orders to several agencies including the Broward County, Florida, Sheriff's Department, the United States Probation Department and other similar facilities and agencies. In addition, the Company exhibits at the winter and summer trade shows of American Corrections Association.

      Rehabilitation Centers
      ----------------------
     This market includes people in treatment for substance abuse in general hospitals, mental health centers and outpatient programs. The importance of this market relates to the high frequency of testing. For example, in many residence programs, patients are tested each time they leave the facility and each time they return. In outpatient programs, patients are generally tested on a weekly basis. The Company has received orders from a chain of 60 rehabilitation centers and is negotiating with others. The Company exhibited at the 1997 Employee Assistance Program convention in Chicago.

      International Markets
      ---------------------
     The Company has entered into distribution agreements with companies in several countries and is pursuing a course of multinational distribution of its products through both clinical and non-clinical distribution companies. As of July, 1998, the Company has granted distribution rights for its drug screening products in countries through out the world, including Mexico, Ireland, Australia, New Zealand, Hungary, and Sweden.

      Clinical, Physicians and Hospitals
      ----------------------------------
     The Company is actively pursuing hospital and physician markets for its entire product line. The Company has entered into an exclusive distribution contract with, and has started shipping to, a subsidiary of Murex International Technologies Corp. (Nasdaq), (majority owned by Abbott Laboratories (NYSE) to market the Rapid Drug Screen product line to hospitals and clinics in North America. The Company hopes to expand this distribution to additional countries. In addition, the Company distributes its products to physicians through specific distribution companies that specifically deal with that market. The Company supports physicians offices in their marketing programs through the Physicians Drug Test Network, an advertising and support program that makes available materials to participating physicians who provide drug screening for families, individuals, schools and employers.

     Consumer and Over-the-Counter
     -----------------------------
     The Rapid Drug Screen test is ideal for consumer use as it leads to immediate and accurate results at a price less than half that of available consumer kits. Since receiving its FDA 510(k) approval for clinical sales, the Company has been actively investigating the FDA requirements for this market. It has been approached by several store and pharmacy chains. The Company intends to market through distributors or to sell directly to larger retail chains upon final FDA determination of on-site drug testing as an over-the-counter alternative.

      Additional Markets
      ------------------
     As reported in the "New York Times" (October 20, 1996), President Clinton has called for drug testing of all teenagers by state motor vehicle departments prior to granting driving licenses to them. In addition, certain low-income housing funded by the Department of Housing and Urban Development require testing of residents as a condition for continued occupancy. Finally, many high school and college sports programs are requiring random testing for drugs of abuse as a condition of student participation.

      Samples
      -------
     The Company has found that one of its best marketing methods is the shipping of samples to potential customers which had expressed interest through responses to telemarketing, trade show demonstration, advertising or word of mouth. Although initially expensive, the Company has found that the best way to make sales is through demonstration and testing of its products' features.

     Competition
     -----------
     Competition to the Rapid Drug Screen comes from on-site tests developed by companies including Roche Diagnostic Systems, Medtox (formerly Editek, Inc.), Biosite Diagnostics and Drug Testing Resources International. In all cases that the Company is aware of, competitive products use a collection or delivery method different than the Rapid Drug Screen. Management believes the Rapid Drug Screen provides an easier option to the user. There is no pipetting of reagents, stirring or other manipulation of the device by the user.

     Other available drug testing options, aside from on-site tests with immediate results, include traditional laboratory testing where a urine sample is sent to a laboratory for analysis and hair testing where a har sample is sent to a laboratory for analysis. These forms of drug testing are more expensive and take longer than the Rapid Drug Screen.

     Manufacturing
     -------------
     After the successful completion of clinical trials in May, 1996, the Company initially subcontracted the manufacture of components, including the test strips, of The Rapid Drug Screen to several outside manufacturers. The Company found that the use of subcontractors to produce the test strips was unsatisfactory from a pricing, delivery and quality control standpoint and began a program of in-house manufacturing to supplement product subcontracted. Originally, these components were assembled for the Company by Columbia Advocacy and Resource Center ("COARC"), an FDA-approved contract manufacturer in Mellenville, New York. During May, 1998 the Company moved manufacturing of its products from COARC to its own facility in Hudson, New York. The Company contracts out the printing and manufacture of specimen cup components. The Company's equipment, as installed, is capable of producing up to 500,000 units per month utilizing one shift per day, five days per week.

     On December 1, 1997, the Company announced its intention to construct a 15,000 square foot manufacturing facility and headquarters in Columbia County, New York. The Empire State Development Corporation, an agency of New York State, has agreed in principle to provide financial assistance in the form of grants and below market interest rate loans as well as financial assistance in employee training. Columbia County has announced its intention to transfer 20 acres of land to the Company. The Company intends to begin construction on this facility, expanded to 28,000 square feet, in September, 1998. The Company believes that it is likely that the facility will be built; but there is no guarantee that the promised financial assistance will be consummated without which the Company will not build the facility.

     Patents and Trademarks
     ----------------------
     The Company has registered "ABM" and its logo in the United States, Canada, Chile and Mexico and has registered "Rapid Drug Screen" in Mexico. The Company has additional trademark applications pending in the United States, Canada, Philippines and in 15 European countries. The Company's trademark counsel, Edmund Jaskiewicz, Esq., Executive Vice-President, has opined that there are no similar marks and, as a consequence, the Company feels confident that such marks will be registered. The Company has applied for various patents directly in numerous countries, including the United States, Canada, Australia, Argentina, Brazil, China, Japan, Germany, Mexico, Philippines, Poland and the United
Kingdom and has filed patent applications with three regional associations covering 33 additional member countries. Stan Cipkowski, President, has assigned to the Company for no consideration, his application for a utility and design patent in the United States and Canada on the drug screen kit as an entity. Mr. Jaskiewicz, as patent counsel, has opined that a search has revealed no competing patented products. However, there can no assurance that a patent will be granted or that, if granted, it will withstand challenge. (See "Risk Factors--Patents and Trademarks.")

      Drugs of Abuse Preliminary Screen ("ABM Prescreen")
      ---------------------------------------------------
     The second of the Company's products is a preliminary drug screen which is an easy to use, accurate and cost effective test paper for the drug testing market. Negative test results eliminate the possibility that the urine sample contains any of 20 drugs. The laboratory technician places a few drops of pretreated urine on a test paper and reads the results visually within a few minutes. Over 90% of tests submitted to laboratories yield negative results. Thus, the primary use for this product in laboratories is as a means of inexpensively and quickly eliminating, through negative results, over 90% of the testing required. A patent application is in process. Pre-clinical trials for the preliminary drug screen have been completed at two independent laboratories contracted by the Company. Pre-clinical tests include laboratory evaluation of product chemistry and observation of results of addict urine samples tested with the product over a period of time. These tests were conducted under the supervision of John Questal, principal of one of the contract laboratories, and were reviewed by Dr. Henry Wells, the Company's Vice-President-Product Development. Based on the success of pre-clinical evaluations, independent clinical tests were conducted by American Medical Laboratories, Chantilly, Virginia. The Company expects to introduce its ABM Prescreen to the market as an inexpensive alternative to the products being offered by the current market leaders, Roche Diagnostic Systems and Biosite Diagnostics. The Company cannot predict when the ABM Prescreen will be introduced into the market.

     Alcohol/Saliva Test
     -------------------
     The Company has developed a technology that will detect alcohol levels in individuals through a quick, one step, on-site, saliva test that can be calibrated to specific sensitivity levels. Though at an advanced stage of development, additional laboratory work and clinical evaluations will need to be funded and completed prior to any patent applications or commercialization. Law enforcement and workplace testing would be the initial markets targeted by this Company.

     KDMP (Keratin Derivative Modified Protein)
     ------------------------------------------
     Keratin Derived Modified Protein ("KDMP") is a liquid keratin protein complex containing water soluble peptides and is rich in cysteine. It can be used as an active ingredient in varying concentrations in the formulations of quality skin, nail, and hair care products. Pre-clinical trials have been completed and the Company intends to license or sell the technology. Various patents relating to this technology have been assigned to the Company by Edmund Jaskiewicz, Executive Vice-President, as part of the consideration for his receipt of Common Shares. The Company is currently manufacturing this product in small quantities for several companies which have requested samples for evaluation. The Company does not intend to devote substantial economic or personnel resources to the development or marketing of this product for the foreseeable future. As a result, no revenue is expected to be derived from this product until a license is negotiated, of which there is no assurance.

     The Company's Plan of Operations
     --------------------------------
     The Company intends to continue to establish a network of distributors which service customers in non-clinical workplace, correctional institution and drug rehabilitation areas, to market and sell its drug testing kits, to manufacture and ship such kits and to continue research and development on its additional biomedical products.

     The Company has entered into national and international non-exclusive, non-clinical market distribution agreements with a number of companies. These agreements permit the distributors also to sell the products of other manufacturers and permit the Company to sell its test kits to other distributors within and outside the territory of each distributor. The agreements are cancelable by either the Company or the distributor upon 30 days' written notice.

     The Company has retained a national and five regional managers (in Fort Lauderdale, Nashville, Los Angeles, Baltimore and Milwaukee). These representatives call on accounts, such as corporations and correctional institutions, directly and support the Company's worldwide distribution network. The Company intends to continue its extensive direct mail campaign and participation in trade shows.

     The Company's present manufacturing equipment and personnel designated by COARC is sufficient to produce 50,000 drug test kits each week, assuming one shift per day, five days a week. In the event the Company desires to increase production, its estimated costs for additional equipment are $40,000.

     The Rapid Drug Screen Test was featured on "Today's Health," aired on CNBC in July, 1997.

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

     Year 2000
     ---------
     The Company has completed a review of its operational and financial systems and believes all areas to be Year 2000 compliant. New software has been acquired for the accounting systems and will be fully implemented prior to December 31, 1999.

     Risk Factors
     ------------

     Limited Operating History.
     --------------------------
     Although the Company was formed in 1986, as far as the development, manufacture and sale of drug testing kits are concerned, it has extremely limited operational history upon which investors may base an evaluation of its performance or any assumption as to the likelihood that the Company will be profitable. (See "Business.") The Company's prospects must be considered in light of the risks, expenses, delays, problems and difficulties frequently encountered in the establishment of a new business, the development and commercialization of new products based on innovative technology and the competitive environment in which the Company operates. Since the Company's entry into the biomedical business, the Company has generated limited revenues. There can be no assurance that the Company will be able to generate significant revenues or achieve profitable operations. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Financial Statements.)

     Technological Factors; Uncertainty of Product Development; Unproven Technology.
--------------------------------------------------------------------------------
     Although the Company's development efforts relating to the technological aspects of the workplace drug testing kit are completed, the Company is continually seeking to refine and improve its design and performance and to develop additional versions. In addition, the Company plans to perfect its laboratory drug test kit, its saliva alcohol level test kit and its Keratin production technology. The Company's efforts remain subject to all of the risks inherent in new product development, including unanticipated technical, regulatory or other problems which could result in material delays in product development or commercialization or significantly increased costs. The Company may be required to commit considerable additional efforts, time and resources to develop production versions of its additional products. The Company's success will depend upon such products meeting targeted product costs and performance, and may also depend upon their timely introduction into the marketplace. There can be no assurance that development of the Company's proposed products will be successfully completed on a timely basis, if at all, that they will meet projected price or performance objectives, satisfactorily perform all of the functions for which they are being designed, or prove to be sufficiently reliable in widespread commercial application. Moreover, there can be no assurance that unanticipated problems will not arise with respect to technologies incorporated into its test kits or that product defects will not become apparent after commercial introduction of its additional test kits. In the event that the Company is required to remedy defects in any of its products after commercial introduction, the costs to the Company could be significant, which could have a material adverse effect on the Company revenues or earnings. (See "Business.")

     Uncertainty of Continued Market Acceptance.
     -------------------------------------------
     The Company's drug test kits have been well received by customers, including corporations, distributors and correctional institutions. As is typically the case with an emerging company, demand and market acceptance for newly introduced products is subject to a high level of uncertainty. Achieving continued market acceptance for its drug tests will require substantial marketing efforts and expenditure of significant funds to inform potential distributors and customers of the distinctive characteristics, benefits and advantages of its kits. There can be no assurance that its drug test kits will become generally accepted or that the Company's efforts will result in successful product commercialization or initial or continued market acceptance for its other drug testing products. (See "Business--Marketing and Sales.")

     Competition in the Drug Testing Market; Technological Obsolescence.
     -------------------------------------------------------------------
     The Company faces competition for every existing and proposed product from drug manufacturers and other manufacturers of drug test kits. Some of its competitors are well known and have far greater financial resources than the Company. To the best of Management's knowledge, and in its opinion, no competitors have introduced products which equal the ease of use combined with the accuracy of the Company's drug test kits. (See "Business--Competition.") The markets for drug test kits and related products are highly competitive. There can be no assurance that other technologies or products which are functionally similar to those of the Company are not currently under development. In addition, there can be no assurance that other companies with the expertise or resources that would encourage them to attempt to develop or market competing products will not develop new products directly competitive with the Company's drug test kits. Despite the protections which would be available to the Company in the event its pending application for a design patent is granted, the Company expects other companies to attempt to develop technologies or products which will compete with the Company's products. (See "Business--Competition.")

     Possible Inability to Find and Attract Qualified Personnel.
     -----------------------------------------------------------
     The Company currently has sufficient management expertise and depth to develop its business. It has recently added marketing and manufacturing management and has added to its scientific advisory board. However, it will need additional skilled and dedicated marketing personnel as well as technical and production personnel in the future. There is no guarantee that the Company can retain its present staff or that capable personnel with relevant skills will be available. (See "Management.")

     Dependence on Management.
     -------------------------
     The Company is dependent on the expertise and experience of Stan Cipkowski, President, Jay Bendis, Vice-President-Marketing, and Douglas Casterlin, Vice-President and General Manager, for its operations. The loss of Messrs. Cipkowski, Bendis and Casterlin, or any of them, will seriously inhibit the Company's operations. The Company does not maintain key man insurance for any of its management employees. (See "Management.")

     Possible Adverse Changes in Regulatory Framework.
     -------------------------------------------------
     Approval from the FDA is not required for the sale of workplace drug test kits, but is required for clinical drug test kits. The Company has received "510(k)" approval from the FDA for its two, five and eight panel drug test kits. It is awaiting FDA approval of one test of its nine panel drug test kit and is preparing the application for its Rapid One drug test kit. However, regulatory standards may change in the future and there is no assurance that if and when the Company applies for additional approvals from the FDA they will be granted. (See "Business--FDA Approval," "Business--Government Regulation" and "Business--Patents and Trademarks.")

     Patents and Trademarks
     ----------------------
     The Company has applied for design patents on its drug test kits and for certain trademarks in the United States, South and Central America, European Common Market and Japan. Certain trademarks have been granted and others are pending (see "Business--Patents and Trademarks"). Although its patent/trademark counsel who is also Executive Vice President, has opined that there are no competing designs or marks, there is no assurance that the patents will be granted or that additional trademarks will be registered. (See "Business--"FDA Approval" and "Business--Patent and Trademarks.")

     Dilution as a Result of Conversion of Series "D" Preferred Shares and Exercise of Warrants.
     ---------------------------------------------------------------------------
     Investors hold 2,500 Series "D" Preferred Shares of the Company, which are convertible into Common Shares. Only 250 Series "D" Preferred Shares have been converted in Common Shares. Each Series "D" Preferred Share is convertible into a number of Common Shares equal to (i) $1,000 (ii) divided by a conversion price which is the lesser of (a) 95% of the "Market Price" (the average of the closing bid prices of the Common Shares over any three trading days, selected by the holder of the Series "D" Preferred Shares in the 20 trading days immediately preceding the date of conversion) and (b) $4.625, except that if the 10 day average closing bid price ending on the effective date of a registration statement (the "Effective Price") is greater than $4.625, the maximum conversion price will be such Effective Price, not to exceed in any case, $4.995. Under the applicable conversion formulas of the Series "D" Preferred Shares, the number of Common Shares issuable upon conversion is inversely proportional to the market price of the Common Shares at the time of conversion (i.e., the number of shares increases as the market price of the Common Shares decreases); and except with respect to certain redemption rights of the Company for the Series "D" Preferred Shares and the limitation under Nasdaq Small Cap regulations which limit the aggregate amount of Common Shares which the Company may issue at a discount from market price upon conversion of the Series "D" Preferred Shares and Warrants without shareholder approval, (such shareholder approval is being requested by the Company), there is no cap on the number of shares of Common Shares which may be issued. In addition, the number of Common Shares issuable upon the conversion of the Series "D" Preferred Shares and the exercise of Warrants is subject to adjustment upon the occurrence of certain dilutive events. Holders also hold outstanding Warrants to acquire a total of 107,355 Common Shares at a price of $4.81 share. The exercise of such Warrants and conversion of such Series "D" Preferred Shares and the sale of such Common Shares could have a significant negative effect on the market price of the Common Shares and could materially impair the Company's ability to raise capital through the future sale of equity securities.

      Resale of Restricted Securities.
     ---------------------------------
     5,220,571 Common Shares presently issued and outstanding as of the date hereof are "restricted securities" as that term is defined under the Securities Act of 1933, as amended, (the "Securities Act") and in the future may be sold in compliance with Rule 144 of the Securities Act, or pursuant to a Registration Statement filed under the Securities Act. Rule 144 provides, in essence, that a person holding restricted securities for a period of one year may sell those securities in unsolicited brokerage transactions or in transactions with a market maker, in an amount equal to one percent of the Company's outstanding Common Shares every three months. Sales of unrestricted shares by affiliates of the Company are also subject to the same limitation upon the number of shares that may be sold in any three month period. Such information is deemed available if the issuer satisfies the reporting requirements of sections 13 or 15(d) of the Securities and Exchange Act of 1934 (the "Securities Exchange Act") or of Rule 15c2-11 thereunder. Rule 144(k) also permits the termination of certain restrictions on sales of restricted securities by persons who were not affiliates of the Company at the time of the sale and have not been affiliates in the preceding three months. Such persons must satisfy a two year holding period. There is no limitation on such sales and there is no requirement regarding adequate current public information. Investors should be aware that sales under Rule 144 or 144(k), or pursuant to a registration statement filed under the Act, may have a depressive effect on the market price of the Company's securities in any market which may develop for such shares.

     Preferred Shares.
     -----------------
     The Company has the authority to issue up to 5,000,000 Preferred Shares with such designations, rights and preferences as may be determined by the Board of Directors. The Company is empowered, without further shareholder approval, to issue Preferred Shares with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of Common Shares. 2,500 Series "D" Preferred Shares which are convertible to Common Shareswere issued and 2,250 are presently outstanding.

     Need for Additional Financing.
     ------------------------------
     The Company expects that its cash on hand will be sufficient to fund the Company's proposed operations for at least 12 months. This estimate is based on certain assumptions and there can be no assurance that unanticipated unbudgeted costs will not be incurred. Future events, including the problems, delays, expenses and difficulties which may be encountered in establishing and maintaining a substantial market for the Company's drug test kits and other technologies could make cash on hand insufficient to fund the Company's proposed operations. There can be no assurance that the Company will be able to obtain any necessary additional financing on terms acceptable to it, if at all. In addition, financing may result in further dilution to the Company's then existing stockholders. The Company has no established borrowing arrangements or available lines of credit. (See "Management's Discussion and Analysis of Financial condition and Results of Operations.")

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

     Ability to Retain and Attract Market Makers.
     --------------------------------------------
     The Common Shares trade on the Nasdaq SmallCap Market. In the event that the market makers cease to function as such, public trading in the Common Shares will be adversely affected or may cease entirely. Presently, market makers for the Company's Common Shares include GVR Co., Fahnestock & Co., Inc., Hill Thompson Magid & Co., J.B. Oxford & Co. Kalb Voorhis & Co., Nash Weiss & Co., Inc., Paragon Capital Corp., Troster Singer Corp., Comprehensive Capital Corp., Herzog, Heine, Geduld, Inc., Mayer & Schweitzer, Inc., Knight Securities, Ltd., Naib Trading Corp., National Financial Securities Corp., Sharpe Capital, Inc. and Wien Securities Corp., Sherwood Securities Corp., H. J. Meyers & Co., Inc.,
M. H. Meyerson & Co., Inc., National Financial Service Corp.

     Anti-Takeover Provisions in Certificate of Incorporation.
     ---------------------------------------------------------
     The Company's certificate of incorporation authorizes the issuance of 5,000,000 Preferred Shares. The Board of Directors has the authority, without further action by the Common Shareholders, to issue Preferred Shares from time to time in one or more classes or series, to fix the number of shares constituting any class or series and the stated value thereof, if different from the par value, and to fix the terms of any such series or class, including dividend rights, dividend rates, conversion or exchange rights, voting rights, rights and terms of redemption (including sinking fund provisions), the redemption price and the liquidation preference of such class or series. Thus, the Board of Directors, in order to avoid a hostile takeover, could issue Preferred Shares with supervoting rights, conversion rights into Common Shares, liquidation preference or a combination of rights and preferences which could inhibit success of such attempt.

     No Assurance of Continued Public Market for Common Shares.
     ----------------------------------------------------------
     Although the Common Shares trade on the Nasdaq SmallCap market, there is no assurance that an active trading market will be sustained.

     Item 2. Description of Property

     On April 1, 1998, the Company leased 15,000 square feet office, warehouse, manufacturing and administrative offices in Hudson, New York from a non-affiliated party for a period of one year at a monthly rent of $3,750. The Company has the option to extend the lease for an additional year.

     Item 3. Legal Proceedings

     In February 1994, Robert Freidenberg, as owner of the two medical technology companies, MDI and Gendex, acquired by the Company, in the name of these corporations, filed suit to have a Share Exchange Agreement rescinded on the grounds of breach of contract. In order to preserve a claim for damages, the Company filed a third-party claim against Dr. Freidenberg, for breach of the Share Exchange Agreement. In November 1995, after a trial, the court dismissed Dr. Friedenberg's lawsuit and allowed the Company's third-party claim to proceed to trial.In September, 1996, Dr. Friedenberg died. A pretrail hearing was held in December 1996 which set a trial date of April 28, 1997.

     That trial was decided by a jury on May 5, 1997. The verdict determined that Dr. Friedenberg breached various contracts, including the Share Exchange Agreement, when he failed to deliver technology to the Company. The jury also found in favor of the Company on two of the three fraud claims against Dr. Friedenberg and awarded the Company approximately $321,000 in damages. Dr. Friedenberg's estate, just prior to the jury trial, filed a supplemental claim for the shares of the Company's stock which he would have received under the Share Exchange Agreement which the trial judge took under advisement. The trial judge, on July 17, 1998 ruled that the estate of Dr. Friedenberg is entitled to 5,907,154 common shares of the Company. The Company has taken an appeal. Management, in consultation with counsel, is of the opinion that the trial judge's award of the shares to Dr. Friedenberg's estate will be reversed on appeal.

     In June 1995, the Company filed a lawsuit against Mr. Morris, Dr. Friedenberg's counsel, for the breach of attorney-client relationship and his fiduciary duty and negligence in representing the Company in matters relating to Dr. Friedenberg and in the preparation of the Share Exchange Agreement. The Company's lawsuit demands damages in the amount of $1,000,000. Mr. Morris has counterclaimed for common shares. No trial date has been set. The Company is vigorously contesting the Morris claim.

     Item 4. Submission of Matters to a Vote of Security Holders

     None.

                                     PART II

     Item 5. Market For Common Equity and Related Stockholder Matters

     The table on the following page sets forth the range of high and low sales prices for the Common Shares on the NASD Bulletin Board for each quarter for the fiscal years 1997 and 1998. As of July 31, 1998, there were approximately 3,822. holders of Common Shares.

                                                   High                 Low
                                                   ----                 ---
     Fiscal Year Ending April 30, 1998
     ---------------------------------
                 Fourth Quarter                   $4.43                $3.40
                 Third Quarter                     6.50                 3.25
                 Second Quarter                    3.97                 2.69
                 First Quarter                     4.13                 3.00

     Fiscal Year Ending April 30, 1997
     ---------------------------------
                Fourth Quarter                     4.25                 3.50
                Third Quarter                      4.75                 2.75
                Second Quarter                     7.38                 4.31
                First Quarter                      6.00                 2.00

     As of July 31, 1998, there were outstanding approximately 14,282,989 Common Shares and 2,250 convertible Series "D" Preferred Shares. There is one holder of the Preferred Shares which do not trade.

     The Company has not declared any dividends on the Common Shares and does not expect to do so in the foreseeable future.

     Item 6. Management's Discussion and Analysis or Plan of Operation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                   for the years ended April 30, 1997 and 1998

     The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that except for the description of historical facts contained herein, the Registration Statement contains certain forward looking statements that involve risks and uncertainties as detailed herein and from time to time in the Company's filings with the Securities and Exchange Commission and elsewhere. Such statements are based on Management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. These factors include, among others: (a) the Company's fluctuations in sales and operating results, risks associated with international operations and regulatory, competitive and contractual risks and product development; (b) the ability to achieve strategic initiatives, including but not limited to the ability to achieve sales growth across the business segments through a combination of enhanced sales force, new products, and customer service; and acquisitions.

     Results of Operations for the Year Ended April 30, 1998 as Compared to the Year Ended April 30, 1997
--------------------------------------------------------------------------------
     During the current year, the Company undertook an extensive program to market and distribute its primary product, the Rapid Drug Test kit. As a result, revenues from the sale of the test kits were $1,991,000 for the year ended April 30, 1998 as compared to $318,000 for the year ended April 30, 1997, representing an increase of $1,673,000 or 526.2%. Cost of goods sold for the year ended April 30, 1998 was $971,000 or 48.8% of drug test revenues as compared to $183,000 or 57.6% of drug test revenues for the year ended April 30, 1997. In an effort to lower this cost, the Company has undertaken to develop a cost reduction program aimed specifically at its in-place production process and expects further savings in the coming year.

     Revenues from book sales were $164,000 for the year ended April 30, 1998 as compared to $275,000 for the year ended April 30, 1997 representing a decrease of $111,000 or 40.4%. It is expected that with continued strong sales in the drug test market, book sales as a percent of overall revenue will continue to decline. Cost of goods sold for the year ended April 30, 1998 was $79,000 (48.2. % of book sales) as compared to $77,000 (28.1% of book sales) for the year ended April 30, 1997.

     General and administrative costs for the year ended April 30, 1998 were $2,739,000, an increase of 215.6% over expenses of $868,000 for the year ended April 30,1997. The following table sets forth the percentage relationship of general and administrative costs to sales for both years:

                                         April 30,     %     April 30,     %
                                           1998      Sales     1997      Sales
                                         ---------   -----   --------    -----
Sales salaries & commissions             $ 572,000    26.5   $ 41,000      6.7
Marketing & promotion                      869,000    40.3    112,000     18.3
Legal & professional                       112,000     5.2    117,000     19.2
Investor relations costs                   241,000    11.2    105,000     17.2
Office salaries                            340,000    15.8    275,000     45.0
Telephone                                   51,000     2.4     19,000      3.1
Insurance                                   35,000     1.6     28,000      4.6
Other administrative costs                 519,000    24.1    171,000     28.0
                                         ---------    ----  ---------    -----
 Total general & administrative costs  $ 2,739,000   127.1  $ 868,000    142.1
                                       -----------   -----  ---------    -----

     These increased general and administrative costs were undertaken to create the necessary infrastructure to meet the Company's worldwide drug test marketing and production goals. As an outgrowth of increasing sales the Company expects general and administrative costs to continue to increase but at a slower rate. As a percent of sales, this cost declined 15.0% during the current year and Management expects this trend to continue in future.

     Bad debt expense representing the write-off of amounts owing from two companies amounted to $380,000 or 17.6% of sales for the year ended April 30,1998. The company has implemented a stronger credit review process to reduce this cost in future.

     Depreciation and amortization was $101,000 and $96,000 for the years ended April 30,1998 and 1997 respectively.

     Research and development expense of $150,000 for the year ended April 30, 1998 was $75,000 more than the $75,000 expended during the year ended April 30, 1997. This increase in research and development is the result of ongoing development of both new products and improved methods to reduce the costs of the drug testing delivery system.

     Non-cash compensation charges
     -----------------------------
     As an inducement and in lieu of cash outlays, the Company granted 260,000 options to employees at exercise prices below market price on date of grant. The Company also granted 89,000 options as compensation for consulting and professional fees in lieu of cash. The Company decided to eliminate certain vesting requirements contained in its employment contracts of the Vice President of Marketing and the Vice President and General Manager. As a result and in addition to certain milestones having been reached under these employment contracts, the Company recorded an aggregate non-cash charge for both options and stock of $2,214,000.

     Liquidity and Capital Resources As of the End of Fiscal Year Ended April 30, 1998
--------------------------------------------------------------------------------
     The Company's cash and cash equivalents amounted to $3,239,000 for the year ended April 30, 1998 representing an increase of $1,476,000 or 84.0% over $1,763,000 as of the year ended April 30, 1997. Of this amount, $3,135,000 was invested in interest bearing certificates of deposit. Working capital increased $931,000 or 26.2% over $3,549,000 recorded as of the year ended April 30, 1997. The increase in working capital resulted from the sale of convertible preferred shares (Series B, C, & D) in the principal amounts of $600,000, $455,000 and $2,500,000 respectively, plus proceeds from the exercise of 106,305 warrants and options for $309,000 during the year. Cash generated from financing activities was utilized to finance operations and for the purchase of machinery and equipment for $71,000.

     As a result of strong fourth quarter sales of drug test kits, accounts receivable increased $374,000 or 110.7% to $712,000 for the year ended April 30, 1998 compared to $338,000 for the year ended April 30, 1997.

     Inventories rose 48.1% to $991,000 for the year ended April 30, 1998 or $322,000 above $669,000 reported for the year ended April 30, 1997.

     The Company's primary short-term needs are to increase its manufacturing capabilities, increase inventory levels and continue to support its research and development programs. The Company currently plans to expend approximately $2.0 million for the expansion and development of its manufacturing facilities in addition to its marketing and general administrative programs.

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

     The Company believes that its available cash and cash from operations will be sufficient to satisfy its funding needs for at least the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy the Company's working capital and capital expenditure requirements, the Company may be required to sell additional equity or debt securities or obtain additional credit facilities. There can be no assurance that such financing, if required, will be available on satisfactory terms, if at all.

     Item 7. Financial Statements

     a. Balance Sheet as of April 30, 1998

     b. Statement of Operations for the two years ended April 30, 1997 and 1998

     c. Statement of Cash Flows for the two years ended April 30, 1997 and 1998

     d. Statement of Stockholders' Equity for the two years ended April 30, 1997 and 1998

     e. Notes to Financial Statements

     Item 8. Changes in and Disagreement With Accountants

     Not applicable.

                                     PART III

     Item 9.  Directors,  Executive  Officers,  Promoters  and Control  Persons:
Compliance with Section 16(a) of the Exchange Act

Directors and Officers
----------------------
     The following sets forth the names of the Company's directors and officers. Directors of the Company are elected annually by the shareholders and the officers are appointed annually by the Board of Directors. Jasper R. Clay, Jr. and John F. Murray were appointed by the Board of Directors to fill vacancies.

Name                 Age            Position                            Since
----                 ---            --------                            -----
Stan Cipkowski       50     President and a Director                     1986
Edmund Jaskiewicz    75     Chairman of the Board of Directors,
                             Executive Vice-President and Secretary      1992
Jay Bendis           51     Vice-President-Marketing and a Director      1995
Henry J. Wells       66     Vice-President-Product Development           1995
Jasper R. Clay, Jr.  65     A Director                                   1997
John F.  Murray      53     Chief Financial Officer and a Director       1997
Karen Russo          37     A Director                                   1997
Douglas Casterlin    51     Vice-President and General Manager           1997

     Stan Cipkowski founded the predecessor of the Company in 1982 and has been an officer and director of the Company since its incorporation in April 1986. >From 1982 to 1986, he was sole proprietor of American Micro Media, the predecessor, which was acquired by the Company. In addition, from 1983 to 1987, Mr. Cipkowski was a general partner of Florida Micro Media, a Fort Lauderdale-based marketer of educational software and was a principal shareholder and Chief Financial Officer of Southeast Communications Group, Inc., a publisher of direct response media. In 1982, he became a consultant to Dialogue Systems, Inc., a New York-based developer of training and communications materials, where he served as Vice-President of Sales and Marketing. From 1977 to 1982, he was employed by Prentice-Hall Publishing Company, reaching the position of National Sales Manager. Prior to 1977 he was employed as an accountant for the New Seabury Corporation and as Mid-West Area Manager for the Howard Johnson Company.

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

     Jay Bendis has been an independent consultant to biomedical companies since 1990, specializing in commercializing new concept products in both domestic and international markets. From 1990 to 1992, he served as Vice-President of Sales and Marketing for Scientific Imaging Instruments where he was a principal and Vice-President of Sales and Marketing. From 1985 to 1990, Mr. Bendis served as National Sales Manager of the XANAR Laser Corp., a division of Johnson & Johnson, where he directed its national sales force and developed its marketing strategy for integrating high power lasers into the hospital market. From 1979 to 1984, he was the Eastern Area Sales and Marketing Manager for the IVAC Corp., a division of Eli Lilly. Prior to 1979, Mr. Bendis held sales management positions with Xerox Corporation and A.M. International. Mr. Bendis earned his B.A. in Marketing/Management from Kent State University and is currently a member of the Edison BioTechnology Center Advisory Council for the State of Ohio.

     Henry Wells, Ph.D. has served since 1990 as a contract chemist with the title of Vice-President-Science and Technology for New Horizons Diagnostics, Inc. where he adapts immuno-chemical technologies for detection of infectious diseases. From 1989 to 1990, he was director of production for Espro, Inc., a producer of in-vivo pesticides. From 1985 to 1989, Dr. Wells was Vice-President-Science and Technology for Keystone Diagnostics, Inc. From 1984 to 1985, he was Director of Research and Development for Hill-Wells Research Corporation, a developer of diagnostics products. From 1981 to 1984, he was Vice-President-Research and Development of Hematec Corporation. From 1979 to 1981, Dr. Wells was Director of Biochemistry for Helena Laboratories. From 1973 to 1979, he was Manager of Chemical Chemistry at Smith Kline Diagnostics. Dr. Wells earned his Ph.D. in Biochemistry from the University of Pittsburgh, his M.
A. from University of Pennsylvania and his B.S. in Chemistry from the University of Pittsburgh.

     John F. Murray has served as Chief Financial Officer of Federal Supply, Inc., Pompano Beach, Florida since April, 1994. From 1988 to 1994, Mr. Murray served as Controller for Bio Therapeutics, Inc., Woodbridge, New Jersey. He also was Controller of Shortline, a group of transportation companies, from 1982 to 1988 and, from 1974 to 1982, of Kleber Tire & Rubber Corp. Mr. Murray was Director of Accounting for Western Union Telegraph Company from 1972 to 1974 and Senior Accountant for S.D. Leidesdorf & Co (now Ernst & Young) from 1969 to 1972. Mr. Murray received his B.B.A. in Accounting from the Baruch School of the City University of New York in 1968 and became a Certified Public Accountant in the State of New York in 1974.

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

     Mr.  Clay  received  an  Honorable  Discharge  from the United  States Army
Infantry as a First Lieutenant in 1956. He is active in a number of professional organizations including the American Correctional Association (where he is presently a member of the Awards Committee), the Association of Paroling Authorities International (where he serves as an officer) and the National Council of Crime and Delinquency. He is a member of the American Correctional Association, the National Council of Crime and Delinquency and the Association of Paroling Authorities International. Mr. Clay earned his B. A. in Psychology from Morgan State University in 1954 and attended the graduate school at Loyola College in areas such as Guidance, Counseling and Psychology.

     Douglas Casterlin was General Manager of Coarc, Inc., the Company's product assembling, packaging and shipping contractor, from 1979 to 1997. In that capacity, he developed a contract manufacturing business involving plastic injection molding and clean room assembly and packaging of FDA - regulated medical products. He also negotiated a joint venture with a major German health care product manufacture to establish its United States operations and established a professional-format videocassette remanufacturing business serving the television broadcast industry. Mr. Casterlin was Workshop Director, Putnam Industries, Inc., from 1976 to 1979 and Production Manager, from 1973 to 1976, of Occupatics, Inc. From 1966 to 1970, Mr. Casterlin served as an Air Force Intelligence Officer and was honorably discharged as Sergeant. He studied Engineering at Lehigh University from 1965 to 1966 and received his B.A. degree in Psychology in 1973 from the State University of New York at New Paltz.

     Scientific Advisory Board
     -------------------------
     The Company has established a scientific advisory board of which Henry J. Wells, Ph.D., Vice-President, is chairperson. The members of the board are as follows:

     Anthony G. Costantino, Ph.D., received a degree in Pharmacy from Dukane University and a Ph.D. in Toxicology from the University of Maryland. He is a Board Certified Forensic Toxicologist and currently serves as Director of Clinical Toxicology at American Medical Laboratories in Chantilly, Virginia.

     Delmiro A. Vazquez, B.S., M.T.,(ASCP), earned his B. S. from the University of Miami and a completed his Medical Technology Rotation in the American Society of Pathologists Approved Program at the University of Miami/Jackson Memorial Hospital. Mr. Vazquez holds postgraduate certificates in Nuclear Medicine (Broward General Hospital) and Biomedical Engineering (University of Miami). He is currently Co-RP of the Forensic Toxicology Department at Columbia Cedars Medical Center.

     Kenneth Steiner, M.D. received his M.D. from the University of Tennessee and is Board Certified by the National Board of Medical Examiners. He is Board Certified by the American Board of Emergency Medicine and by the American Association of Medical Review Officers. Additionally, Dr. Steiner has been designated as an FAA Medical Examiner.

     The board meets from time to time to consider the Company's present technology and proposed technology development.

     Item 10. Executive Compensation

     See Proxy Statement for the Annual Meeting of Shareholders for the 1999 Fiscal Year.

     Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth as of July 31, 1998, the number and percentage of shares of the common stock of the Company, owned of record and beneficially, by each officer and directors of the Company and by any other person owning more than 5% of the outstanding Common Shares and by all officers and directors as a group.


Name and Address                  Common Shares               Percentage(1)
----------------                  -------------               ------------
Edmund Jaskiewicz                  2,005,572                     13.9%
1730 M Street, NW
Washington, DC 20036

Stan Cipkowski                     2,599,250                     18.0%
300 Fairview Avenue
Hudson, New York 12534

Jay Bendis                           545,999                      3.8%
71 Springcrest Drive
Akron, Ohio 44333

Henry J. Wells, Ph.D.                  -0-                        -0-%
9421 Book Row
Columbia, Maryland 21046

Jasper R. Clay, Jr.                    -0-                        -0-%
4964 Moonfall Way
Columbia, Maryland 21044

John F. Murray                         6,000                      -0-%
300 Fairview Avenue
Hudson, New York 12534

Karen Russo                            1,250                      -0-%
8675 Falmouth Avenue
Playa del Rey, CA 90293

Douglas Casterlin
300 Fairview Avenue
Hudson, New York 12534               112,500                      0.8%
                                     -------                     -----
All Officers and
Officers and Directors
as a Group (8 persons)             5,220,571                     36.5%
---------------------

Item. 12 Certain Relationships and Related Transactions
         ----------------------------------------------
     In August, 1997, the Company issued 150,000 options pursuant to its Fiscal 1997 Nonstatutory Option Plan as follows: 10,000 to Jasper Clay, Jr., a Director, 10,000 to John F. Murray, a Director, and 130,000 options to four non-management employees. As of December 31, 1997, Edward Jaskiewicz, Executive Vice-President, gifted a total of 964,300 Common Shares to members of his family. Stan Cipkowski gifted an aggregate of 40,000 Common Shares to three trusts/foundations. During fiscal 1998, Karen Russo and John Murray, Directors, purchased 1,250 and 3,620 Common Shares in brokerage transactions. As of December 31, 1997, Stan Cipkowski gifted to Douglas Casterlin, Vice-President, 150,000 Common Shares. Between September 1, 1997 and April 30, 1998, the Company issued 417,000 options, pursuant to its Fiscal Nonstatutory 1998 Plan, exercisable for a period of three years to 18 persons of which 162,000 options were exercisable at $3.00; 245,000 options at $3.50 and 10,000 options at $4.00.

                        AMERICAN BIO MEDICA CORPORATION

Contents

                                                                          Page
                                                                          ----
Financial Statements

 Independent auditors' report                                             F-2

 Independent auditors' report                                             F-3

 Balance sheet as of April 30, 1998                                       F-4

 Statements of operations for the years ended April 30, 1998 and 1997     F-5

 Statements of changes in stockholders' equity
   for the years ended April 30, 1998 and 1997                            F-6

 Statements of cash flows for the years ended April 30, 1998 and 1997     F-7

 Notes to financial statements                                            F-8

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors
   of American Bio Medica Corporation
Hudson, New York


     We have audited the accompanying balance sheet of American Bio Medica Corporation as of April 30, 1998 and the related statements of operations, cash flows and changes in stockholders' equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Bio Medica Corporation as of April 30, 1998 and the results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.



                                    /s/Richard A. Eisner & Company, LLP
                                    Richard A. Eisner & Company, LLP


New York, New York
June 14, 1998

With respect to the second paragraph of Note K[3]
July 23, 1998

Independent Auditor's Report

                                THOMAS P. MONAHAN
                           CERTIFIED PUBLIC ACCOUNTANT
                              208 LEXINGTON AVENUE
                           PATERSON, NEW JERSEY 07502


To The Board of Directors and Shareholders of American Bio Medica Corporation

     I have audited the accompanying balance sheet of American Bio Medica Corporation as of April 30, 1997 and the related statements of operations, cash flows and shareholders' equity for the year ended April 30, 1997. These financial statements are the responsibility of the Company's Management. My responsibility is to express an opinion on these financial statements based on my audit.

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

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Bio Medica Corporation as of April 30, 1997 and the results of its operations, shareholders equity and cash flows for the year ended April 30, 1997 in conformity with generally accepted accounting principles.




                                        /s/Thomas P. Monahan
                                        Thomas P. Monahan, CPA


       May 28, 1997
       Paterson, New Jersey

                        AMERICAN BIO MEDICA CORPORATION

                                 Balance Sheet
                                 April 30, 1998

ASSETS
Current assets:
   Cash and cash equivalents                                      $  3,239,000
   Accounts receivable -
     net of allowance for doubtful accounts of $40,000                 712,000
   Inventory                                                           991,000
   Prepaid expenses and other current assets                            24,000
                                                                  ------------
      Total current assets                                           4,966,000

Property, plant and equipment, net                                     147,000
Due from officer                                                       235,000
Other assets                                                             8,000
                                                                  ------------
                                                                  $  5,356,000
                                                                  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                          $    486,000
                                                                  ------------
Stockholders' equity:
Preferred stock; par value $.01 per share;
  5,000,000 shares authorized; 2,500 shares
   Series D, 8% cumulative, convertible
   issued and outstanding (face value $2,500,000)
Common stock; par value $.01 per share
  30,000,000 shares authorized; 14,282,989 shares
   issued and outstanding                                              143,000
Additional paid-in capital                                          12,102,000
Subscription receivable                                                 (9,000)
Unearned portion of compensatory options                               (24,000)
Accumulated deficit                                                 (7,342,000)
                                                                  ------------
                                                                     4,870,000
                                                                  ------------

                                                                  $  5,356,000
                                                                  ============








                       See notes to financial statements.

                         AMERICAN BIO MEDICA CORPORATION
                            Statements of Operations


                                                       Year Ended April 30,
                                                      ----------------------
                                                        1998         1997
                                                      ---------    ---------

Net sales                                          $  2,154,000  $   611,000
Cost of goods sold                                    1,051,000      260,000
                                                   ------------  -----------
Gross profit                                          1,103,000       351,00
                                                   ------------  -----------
Operating expenses:
   Selling, general and administrative                2,739,000      868,000
   Noncash compensation charges                       2,214,000
   Depreciation and amortization                        101,000       96,000
   Research and development                             150,000       75,000
   Write-off of bad debts                               380,000
                                                   ------------  -----------
                                                      5,584,000    1,039,000
                                                    ------------  -----------
Operating loss                                       (4,481,000)    (688,000)
                                                   ------------  -----------
Other income:
   Retirement of debt                                                127,000
   Interest income                                       91,000        56,00
                                                   ------------  -----------
                                                         91,000      183,000
                                                   ------------  -----------
Net loss                                           $ (4,390,000) $  (505,000)

Adjustments:
   Preferred stock beneficial conversion feature       (359,000)
   Preferred stock dividends                            (45,000)
                                                   ------------
Net loss attributable to common stockholders       $ (4,794,000)
                                                   ============

Basic and diluted loss per common share                   $(.35)       $(.04)
                                                          =====        =====
Weighted average number of shares outstanding
  - basic and diluted                                13,768,000   12,728,000
                                                     ==========   ==========








                       See notes to financial statements.

                         AMERICAN BIO MEDICA CORPORATION
                 Statements of Changes in Stockholders' Equity



                  Unearned
                                         Preferred
Additional               Compen-
                                           Stock     Common Stock
Paid-in    Subscription  satory  Accumulated
                                          Shares   Shares     Amount
Capital     Receivable   Options   Deficit       Total
                                          ------    ------     ------
-------    ----------   -------   -------       -----
Balance - April 30, 1996                           11,977,357 $ 120,000  $
2,636,000                       $(2,402,000)  $  354,000

Proceeds from exercise of warrants and
 options                                              872,445     9,000
2,258,000                                      2,267,000
Shares issued for conversion of debt                  200,666     2,000
148,000                                        150,000
Shares issued in private placement                    100,000     1,000
49,000                                         50,000
Proceeds from private placement of
 Preferred "A" shares
 (net of costs of $90,000)                 150
1,410,000                                      1,410,000
Preferred "A" shares converted to
 common shares                             (60)       229,039     2,000
(2,000)
Net loss
                              (505,000)    (505,000)
                                          -----    ---------- ---------
---------                        ----------    ---------
Balance - April 30, 1997                    90     13,379,507   134,000
6,499,000                        (2,907,000)   3,726,000
Proceeds from exercise of warrants
 and options                                          106,305     1,000
317,000   $(9,000)                             309,000
Preferred "A" shares converted to
 common shares                             (90)       404,034     4,000
(4,000)
Proceeds from private placement of
 Preferred "B" shares
 (net of costs of $48,000)                  60
552,000                                        552,000
Preferred "B" shares converted to
 common shares                             (60)       226,037     2,000
(2,000)
Cash dividend paid to holders of
 Preferred "B" shares
                               (26,000)     (26,000)
Proceeds from private placement
 of Preferred "C" shares
 (net of costs of $57,000)                  45.5
398,000                                        398,000
Preferred "C" shares converted to
 common shares                             (45.5)     160,359     2,000
(2,000)
Stock dividend paid to holders of
 Preferred "C" shares                                   6,747
19,000                           (19,000)
Proceeds from private placement of
 Preferred "D" shares and warrants
 (net of costs of $188,000)              2,500
2,312,000                                      2,312,000
Purchase of options previously granted
(225,000)                                      (225,000)
Issuance of compensatory stock
1,896,000                                      1,896,000
Value assigned to compensatory
 stock options
342,000            $(24,000)                   318,000
Net loss
                             (4,390,000) (4,390,000)
                                         ------    ---------- ---------
-----------   -------   --------    ----------  ----------
Balance - April 30, 1998                 2,500     14,282,989 $ 143,000
$12,102,000   $(9,000) $(24,000)   $(7,342,000) $4,870,000
                                         ======    ========== =========
===========   =======   ========   ===========  ==========




                       See notes to financial statements.

                        AMERICAN BIO MEDICA CORPORATION
                            Statements of Cash Flows

                                                        Year Ended April 30,
                                                        --------------------
                                                        1998           1997
                                                    ------------  ------------
Cash flows from operating activities:
 Net loss                                         $ (4,390,000) $   (505,000)
  Adjustments to reconcile net loss
   to net cash used in operating activities:
    Amortization and depreciation                      101,000        96,000
    Retirement of debt                                              (127,000)
    Provision for bad debts                             40,000
    Issuance of compensatory stock options             318,000
    Issuance of compensatory stock                   1,896,000
    Changes in:
     Loan receivable                                   102,000      (102,000)
     Accounts receivable                              (414,000)     (303,000)
     Inventory                                        (322,000)     (646,000)
     Prepaid expenses and other current assets         (20,000)       (4,000)
     Other assets                                       (8,000)
     Accounts payable and accrued expenses             106,000       347,000
                                                  ------------  ------------
      Net cash used in operating activities         (2,591,000)   (1,244,000
                                                  ------------  ------------
Cash flows from investing activities
  Purchase of property, plant and equipment            (71,000)     (115,000)
  Purchase of investments                                         (1,053,000)
  Maturity of investments                            1,053,000
  Patent costs                                                        (8,000)
  Loans to officer                                    (235,000)
                                                  ------------  ------------
    Net cash provided by
      (used in) investing activities                   747,000    (1,176,000)
                                                  ------------  ------------
Cash flows from financing activities:
  Convertible debenture                                             (132,000)
  Proceeds from private placements                   3,262,000
  Proceeds from exercise of warrants and options       309,000     3,878,000
  Cash dividends paid                                  (26,000)
  Purchase of Company's options                       (225,000)
                                                  ------------  ------------
    Net cash provided by financing activities        3,320,000     3,746,000
                                                  ------------  ------------

Net increase in cash and cash equivalents            1,476,000     1,326,000
Cash and cash equivalents - beginning of period      1,763,000       437,000
                                                  ------------  ------------
Cash and cash equivalents - end of period         $  3,239,000  $  1,763,000
                                                  ============  ============
Noncash activities:
  Stock dividends paid to
    holders of preferred stock                    $     19,000
  Conversion of convertible debt
    into common stock                                           $    150,000







                       See notes to financial statements.

                        AMERICAN BIO MEDICA CORPORATION

                         Notes to Financial Statements
                                 April 30, 1998

  Note A - The Company and its Significant Accounting Policies

     American Bio Medica Corporation (the "Company") was formed under the laws of the State of New York on April 10, 1986 and is in the business of acquiring, developing and marketing biomedical technologies and products. The Company currently owns two technologies for screening drugs of abuse, a workplace screening test and a preliminary test for use by laboratories. The Company's products are manufactured and assembled by outside contract manufacturers. The Company is also involved in marketing educational books and software to schools and municipal libraries and audio-visual educational packages to corporations throughout the United States.

     [1] Cash equivalents:

     The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     [2] Inventory:

     Inventory is stated at the lower of cost or market; cost is determined by the first-in-first-out method.

     [3] Income taxes:

     The Company uses the liability method of accounting for income taxes. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. The resulting asset or liability is adjusted to reflect changes in the tax law as they occur.

     [4] Depreciation and amortization:

     Property and equipment are depreciated on the straight-line method over their estimated useful lives. Leasehold improvements are amortized by the straight-line method over the shorter of their estimated useful lives or the term of the lease.

     [5] Patents and license agreements:

     Costs incurred to acquire exclusive licenses of patentable technology are capitalized and amortized over the shorter of a five year period or the term of the license. The portion of these amounts determined to be attributable to patents is amortized over their remaining lives and the remainder is amortized over the estimated period of benefit but not more than 40 years.

     [6] Revenue recognition:

     The Company recognizes revenue when products are shipped or services are rendered. Revenues from book sales with the right of return, are recognized net of a provision for estimated returns.

     [7] Research an development:

     Research and development costs are charged to operations when incurred.

     [8] Loss per common share:

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No.128, Earnings Per Share," in the year ended April 30, 1998 and has retroactively applied the effects thereof for all periods presented. Accordingly, the presentation of per share information includes calculations of basic and dilutive loss per share. The impact on the per share amounts previously reported (primary and fully diluted) was not significant. The effects of potential common shares such as warrants, options, and convertible preferred stock has not been included, as the effect would be antidilutive.

     When preferred stock is convertible to common stock at a conversion rate that is the lower of a rate fixed at issuance or a fixed discount from the common stock market price at the time of conversion, the discounted amount is an assured incremental yield, the "beneficial conversion feature", to the preferred shareholders and should be accounted for as an embedded dividend to preferred shareholders. As such, the loss per common share was adjusted for this feature.

     [9] Use of estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     [10] Impairment of long-lived assets:

     The Company adopted SFAS No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" during the year ended April 30, 1998. SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable assets, and goodwill related to those assets. There was no effect of the adoption of SFAS 121 on the financial statements.

     [11] Financial instruments:

     The carrying amounts of cash and cash equivalents, accounts receivable - net, accounts payable and accrued expenses approximate their fair value based on the nature of those items.

     Estimated fair value of financial instruments are determined using available market information. In evaluating the fair value information, considerable judgment is required to interpret the market data used to develop the estimates. The use of different market assumptions and/or different valuation techniques may have a material effect on the estimated fair value amounts. Accordingly, the estimates of fair value presented herein may not be indicative of the amounts that could be realized in a current market exchange. Due to the related party nature of due from officer the Company is unable to determine its fair value.

     [12] Stock-based compensation:

     The  Financial   Accounting   Standards   Board  has  issued  SFAS  No.123,
"Accounting  for  Stock-Based  Compensation",  which  encourages,  but  does not require, companies to record compensation cost for stock-based employee compensation under a fair value based method. The Company has elected to continue to account for its stock-based employee compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No.25 ("APB No.25"), "Accounting for Stock Issued to Employees" and disclose the pro forma effects on net loss and loss per share basic and diluted had the fair value of such compensation been expensed. Under the provisions of APB No.25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock.

     [13] Concentration of credit risk:

     The Company sells its products primarily to United States distributors. Credit is extended based on an evaluation of the customer's financial condition, and generally collateral is not required. The Company establishes an allowance for doubtful accounts based on factors surrounding the credit risk of specific customers and other information.

     [14] Recent accounting pronouncements:

     The Financial Accounting Standards Board has recently issued statements of Financial Accounting Standards No.130, "Reporting Comprehensive Income," and No.131, "Disclosures about Segments of an Enterprise and Related Information," and No.132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The above pronouncements will not have a significant effect on the information presented in the financial statements.

Note B - Investments

     The estimated fair value of available-for-sale investments at April 30, 1997 was $1,053,000 and consisted of certificate of deposits with maturities greater than three months. The estimated fair value of each investment was approximately equal to the amortized cost at April 30, 1997 and, therefore, there were no unrealized gains or losses, at that date. The Company did not hold any investments at April 30, 1998.

Note C - Inventory

     Inventory is comprised of the following:

             Books held for resale                                $    118,000
                                                                  ------------
             Workplace drug screening tests:
                Raw materials                                          447,000
                Work in process                                        148,000
                Finished goods                                         278,000
                                                                  ------------
             Total workplace drug screening tests                      873,000
                                                                  ------------
                                                                  $    991,000
                                                                  ============
Note D - Plant and Equipment

Plant and equipment, at cost, are summarized as follows:

             Office equipment                                     $     60,000
             Manufacturing and warehouse equipment                     144,000
                                                                  ------------
                                                                       204,000
             Less accumulated depreciation                              57,000
                                                                  ------------
                                                                  $    147,000
                                                                  ============

Note E - Due From Officer

     At April 30, 1998 the Company has a note receivable from an officer for $235,000. The note bears interest at 6% per annum and is payable on demand.

Note F - Income Taxes

     At April 30, 1998 the Company has approximately $4,894,000 of net operating loss carryforwards expiring through 2013.

     At April 30, 1998 the Company has a deferred tax asset of approximately $1,883,000 representing the benefits of its net operating loss carryforward and certain expenses not currently deductible. The Company's deferred tax asset has been fully reserved by a valuation allowance since realization of its benefit is uncertain. The difference between the statutory tax rate of 34% and the Company's effective tax rate of 0% is substantially due to the increase in the valuation allowance of $986,000 and $172,000 for the years ended April 30, 1998 and 1997, respectively. The Company's ability to utilize its net operating loss carryforwards may be subject to an annual limitation in future periods pursuant to Section 382 of the Internal Revenue Code of 1986, as amended.

Note G - Stockholders' Equity

     [1] Preferred stock:

     In October 1996 the Company amended its certificate of incorporation authorizing the issuance of 5,000,000 Preferred Shares. The board of directors of the Company has the authority, without further action by the holders of the outstanding common shares, to issue preferred shares from time to time in one or more classes or series, to fix the number of shares constituting any class or series and the stated value thereof, if different from the par value, and to fix the terms of any such series or class, including dividend rights, dividend rates, conversion or exchange rights, voting rights, rights and terms of redemption (including sinking fund provisions,) the redemption price and the liquidation preference of such class or series.

     During 1996 the Company completed a private placement in which it netted proceeds of approximately $1,410,000 through the sale of 150 8% Convertible Series A Preferred Shares for $10,000 per share. Each Preferred Share is convertible into Common Shares pursuant to the following formula: $10,000 divided by the lesser of $6.07 or 75% of the average of the daily closing bid prices for the five consecutive trading days ending on the trading day prior to the day on which the Preferred Shares are converted to Common Shares. All accrued but unpaid dividends are payable in cash. The Series A Preferred Shares were converted into an aggregate of 633,073 Common Shares.

     During September 1997 the Company completed a private placement in which it netted proceeds of approximately $950,000 through the sale of 60 8% Series B Convertible Preferred Shares and 45.5 Shares of Series C Convertible Preferred Shares for $10,000 per share. Each Preferred Share was convertible into Common Shares pursuant to the following formula: $10,000 divided by lesser of $3.50 or 75% of the average of the daily closing bid prices for the twenty consecutive trading days ending on the trading day prior to the day on which the Preferred Shares are converted to Common Shares. Dividends were payable in cash or shares of common stock at the election of the Company on the date the Preferred Shares are converted to common shares. The Series B Preferred Shares and the Series C Preferred Shares were converted into an aggregate of 226,037 and 160,359 Common Shares respectively.

     During April 1998 the Company completed a private placement in which it netted proceed of approximately $2,312,000 through the sale of 2,500 8% Series D Convertible Preferred Shares for $1,000 per share. Each Preferred Share is convertible at the lesser of (i) 95% of the average of the closing bid prices of the common shares over any three trading days selected by the holder of the Preferred Shares in the 20 trading days immediately preceding the date of conversion or (ii) $4.625 based on a formula as provided. Dividends are payable in cash or additional Preferred Shares at the Company's option.

     [2] Stock option plans:

     The Company adopted the Fiscal 1997 Nonstatutory Stock Option Plan (the "1997 Plan") and the Fiscal 1998 Nonstatutory Plan (the "1998 Plan"). The 1997 Plan provides for the granting of options to purchase up to 2,000,000 shares of common stock and the 1998 Plan provides for the granting of options to purchase 1,000,000 shares of common stock. Both Plans are administered by the Option Committee of the Board of Directors, which determine the terms of options exercised, including the exercise price, the number of shares subject to the option and the terms and conditions of exercise.

     [3] Other stock options:

     During March 1996 the Company entered into an agreement with a public relations and communications firm to serve as the Company's liaison and spokesman to the financial and investment community. Under the agreement the Company granted under Regulation D of the Securities Act of 1933, to the public relations firm the right to receive 100,000 common shares at a value of $0.65 per share for a total consideration of $65,000 in lieu of an initial payment, monthly retainers or expense reimbursement, including communications and mailing for a period of one year. In addition, the Company granted 550,000 common shares valued at $0.325 per share representing one-half the market price of the common shares at March 14, 1996, the date of the contract. The valuation reflected the receipt of unregistered common shares and the market risk of the holding period until they may be sold publicly. Of the 550,000 shares, 50,000 shares were allocated to expense reimbursement and 500,000 shares allocated to public relations consulting. The Company also granted 500,000 options exercisable at $1.00 through March 15, 1999 and 500,000 options exercisable at $2.00 through March 15, 1999. During March 1998 the Company purchased from the public relations firm 75,000 options exercisable at $1.00 per common share and 75,000 options exercisable at $2.00 per common share for $225,000. The remaining 850,000 options cannot be exercised until a registration statement relating to the common shares underlying the options is effective.

     [4] Stock options:

     Stock option activity is summarized as follows:

                                             Year Ended April 30,
                             ---------------------------------------------------
                                            1998                          1997
                                          Weighted                      Weighted
                                           Average                       Average
                                          Exercise                      Exercise
                             Shares         Price           Shares        Price
                             ------      ---------        --------        -----
   Options outstanding
     at beginning of year   2,174,000    $    2.31        1,000,000   $    1.50
   Granted                    567,000    $    3.25        1,802,000   $    3.00
   Exercised                  (81,000)   $    3.00         (628,000)  $    3.00
   Canceled                  (150,000)   $    1.50
                           ----------                     ---------
   Options outstanding
     at end of year         2,510,000    $    2.55        2,174,000   $    2.31
                           ==========                     =========
   Options exercisable
     at end of year         1,439,000    $    3.05        1,123,000   $    3.00
                           ==========                     =========

     The  following  table  presents   information  relating  to  stock  options
outstanding at April 30, 1998.

                          Options outstanding             Options Exercisable
                    ------------------------------------  -------------------
                               Weighted       Weighted               Weighted
                               Average        Average                 Average
     Range of                  Exercise      Remaining               Exercise
 Exercise Price     Shares      Price       Life in Year    Shares     Price
 --------------     ------     --------     ------------    -------    -----

 $1.00 - $2.00       850,000    $1.50           .87              .0     $   0
 $3.00 - $4.00     1,660,000    $3.09          1.76       1,439,000     $3.05
                   ---------                              ---------
                   2,510,000    $2.55          1.46       1,439,000     $3.05
                   =========                              =========

     As of April 30, 1998 48,000 options are available for future grant under the 1997 Plan, 583,000 options are available for future grant under the 1998 Plan.

     [5] Warrants:

     In connection with the Private Placement of the Series A Convertible Preferred Shares the Company granted 24,712 common share warrants entitling the holder to purchase one share of common stock at a price of $3.00 per share. The warrants were exercised during the fiscal year ended April 30, 1998.

     In connection with the Private Placement of the 8% Series D Convertible Preferred Shares the Company granted 107,355 common share purchase warrants entitling the holder to purchase one share of common stock at a price of $4.81 per share until April 24, 2001. 100,000 of the purchase warrants were issued to preferred stockholders and 7,355 of the purchase warrants were issued to the selling agent as additional commission. The weighted average fair value of warrants granted during the year ended April 30, 1998 was $1.67 on the date of grant using the Black-Scholes option-pricing model using the following assumptions: dividend yield 0%; volatility of 59%, risk free rate of 5.61% and expected life of three years.

     [6] Stock-based compensation:

     The Company applies APB No. 25 in accounting for its stock option plans and, accordingly, recognizes compensation expense for the difference between the fair value of the underlying common stock and the exercise price of the option at the date of grant. The effect of applying SFAS No. 123 on pro forma net loss as stated above is not necessarily representative of the effects on reported net loss for future years due to, among other things (1) the vesting period of the stock options and (2) the fair value of additional stock options in future years. The average fair value of options granted during the year was approximately $1.78. The following pro forma information gives effect to fair value of the options on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, volatility of 59%, risk free interest rates of ranging from 5.38% - 6.40% and expected life of 3 years.

                Net loss:
                   As reported                              $   (4,390,000)
                   Pro forma                                    (4,755,000)

                Basic and diluted loss per share:
                   As reported                                      ($0.35)
                   Pro forma                                        ($0.37)

     During the year ended April 30, 1998 the Company granted 260,000 options to employees at exercise prices less than the fair value ($342,000) of the underlying common stock at the dates of grant. The Company recorded a one-time noncash charge of $318,000 and the difference of $24,000 as unearned compensation which is being amortized over the shorter of the vesting period or period of employment.

     During the year ended April 30, 1998 the Company granted 89,000 options as compensation for consulting and professional services. The Company determined the fair value of these options to be approximately $139,000 and a one-time noncash charge was recorded.


Note H - 12% Convertible Subordinated Debentures

     During the year ended April 30, 1997 the Company converted $150,000 of convertible debentures into 200,666 shares of common stock.


Note I - Loan Receivable

     During December 1996 the Company entered into a promissory note receivable with a public relations and communications firm. The principal amount of $100,000 and accrued interest at 6% were satisfied through the performance of services. The amount of $102,000 (including interest) was charged to expense during the year ended April 30, 1998.

Note J - Secured Loan

     On March 9, 1990, the Company entered into a security agreement with a finance company to borrow money secured by the Company's receivables evidenced by invoices. At the time, the Company was engaged in selling educational books to municipal school districts and public libraries throughout the United States. The finance company agreed to lend an amount equal to 60% of the net value of all the Company's accounts receivable. Accounts receivable funding ceased as of July 31, 1990.

     The Company instituted a lawsuit against the finance company on November 26, 1990 for damages due to its failure to lend to the 60% credit limit based on its calculations and for forgiveness of the loan based on the finance company's charging, based on its own billings, at an interest rate in excess of the rate of 25% per annum as prescribed in the sections dealing with usury in New York Penal State Law. Although company counsel had opined that the Company would prevail in the action and that all indebtedness incurred in the principal amount $126,500 plus interest and fees would be voided by reason of the finance company's violation of the usury provisions of the Penal Law, by agreement between the Company and the finance company, the lawsuit was withdrawn without prejudice as the Company, at that time, lacked the resources for protracted litigation. In April 1996, the obligation, if any, to the finance company became barred by New York State's six-year statute of limitations. The Company wrote off the obligation during the second quarter of fiscal 1997.


Note K - Commitments and Contingencies

     [1] Operating leases:

     The Company leases office and warehouse facilities under an operating lease expiring in March 2000. At April 30, 1998, the future minimum rental payments under the operating lease are as follows:

                 1999                            $     46,000
                 2000                                  55,000
                                                 ------------
                                                 $    101,000
                                                 ============
     Rent expense was $37,000 and $13,000 for the years ended April 30, 1998 and 1997, respectively.

     [2] Employment agreements:

     On November 3, 1995, the Company entered into a three year employment agreement with its President. Under the agreement, the President received an annual salary of $36,000 per year until April 30, 1996 and $60,000 thereafter. The base annual salary was increased to $72,000 when the Company generated aggregate gross revenues from the sale of biomedical products of $500,000.

     On November 3, 1995, the Company entered into a three year employment agreement with its Executive Vice-President. The agreement provided for an annual salary of $24,000 until April 30, 1996 and $48,000 thereafter. The base annual salary was increased to $60,000 when the Company generated aggregate gross revenues from the sale of biomedical products of $500,000.

     On November 3, 1995 the Company entered into a three year employment agreement with its Vice-President of Marketing. Under the agreement the Vice-President received an annual salary of $24,000 until April 30, 1996 and $48,000 thereafter. The base annual salary was increased to $60,000 when the Company generated aggregate gross revenues from the sale of biomedical products of $500,000. In consideration of past services valued at $125,000 or $0.25 per share the Vice-President received the right to receive 500,000 common shares. Upon execution of the agreement the Vice President of Marketing received 100,000 shares. Certificates representing 400,000 common shares were being held by the Company subject to the following vesting:

     100,000 shares upon the Company's achieving $1,000,000 in gross revenues from sales of biomedical products; 100,000 shares upon the Company's achieving $2,000,000 in gross revenues from sales of biomedical products 100,000 shares upon the Company's achieving $3,000,000 in gross revenues from sales of biomedical products; 100,000 shares upon the Company's achieving $4,000,000 in gross revenues from sales of biomedical products.

     During the year ended April 30, 1998 the Vice President of Marketing received 200,000 shares upon the Company achieving $2,000,000 in gross revenues of biomedical products. Additionally in April 1998, the Board of Directors voted to remove the vesting restrictions on the remaining 200,000 shares. In connection therewith, the Company recorded a noncash charge of $1,356,000. The amount of the charge was based on the closing price of the common stock on the date the milestones were achieved and the date the Board of Directors voted to remove the vesting restrictions.

     In addition, the above agreements provide for bonuses based on graduated rates at specified levels of gross revenues in the aggregate as follows: 6% of gross revenues of the Company of $1,000,000 per fiscal year until such revenues reach $3,000,000, 4.5% of gross revenues between $3,000,000 and $5,000,000 per year and 3% thereafter.

     On May 26, 1997 the Company entered into a three year employment agreement with its Vice-President/General Manager. The employment agreement provides for a base annual salary of $84,000 per annum and a bonus of 1% of net sales after gross revenue of $1,000,000 per fiscal year. Additionally the employee shall receive 150,000 options at $3.00 per share vesting immediately. The President of the Company gave the Vice-President/General Manager 150,000 shares of the Company's common stock vesting as follows: 25% upon effective date of employment and 25% additional upon each of the three subsequent anniversaries of employment. During the year ended April 30, 1998 the Board of Directors voted to remove the vesting restrictions. In connection therewith, the Company recorded a noncash charge of $540,000 during the year ended April 30, 1998. The amount of the charge was based on the closing price for the common stock for the shares received on the effective date and the shares received when the vesting restrictions were removed.

     During the year ended April 30, 1998 the Company recorded approximately $80,000 in bonuses based on revenue in accordance with employment agreements.

[3]     Litigation

     In February 1994, Robert Freidenberg, as owner of the two medical technology companies, MDI and Gendex, acquired by the Company, in the name of these corporations, filed suit to have a Share Exchange Agreement rescinded on the grounds of breach of contract. In order to preserve a claim for damages, the Company filed a third-party claim against Dr. Freidenberg, for breach of the Share Exchange Agreement. In November 1995, after a trial, the court dismissed Dr. Friedenberg's lawsuit and allowed the Company's third-party claim to proceed to trial.In September, 1996, Dr. Friedenberg died. A pretrail hearing was held in December 1996 which set a trial date of April 28, 1997.

     That trial was decided by a jury on May 5, 1997. The verdict determined that Dr. Friedenberg breached various contracts, including the Share Exchange Agreement, when he failed to deliver technology to the Company. The jury also found in favor of the Company on two of the three fraud claims against Dr. Friedenberg and awarded the Company approximately $321,000 in damages. Dr. Friedenberg's estate, just prior to the jury trial, filed a supplemental claim for the shares of the Company's stock which he would have received under the Share Exchange Agreement which the trial judge took under advisement. The trial judge, on July 17, 1998 ruled that the estate of Dr. Friedenberg is entitled to 5,907,154 common shares of the Company. Management of the Company in consultation with counsel is of the opinion that the trial judge's award of the shares to Dr. Friedenberg's estate will be reversed on appeal.

     In June 1995, the Company filed a lawsuit against Mr. Morris, Dr. Friedenberg's counsel, for the breach of attorney-client relationship and his fiduciary duty and negligence in representing the Company in matters relating to Dr. Friedenberg and in the preparation of the Share Exchange Agreement. The Company's lawsuit demands damages in the amount of $1,000,000. Mr. Morris has counterclaimed for common shares. No trial date has been set. The Company is vigorously contesting the Morris claim.

Note L - Reclassification

     Certain amounts at April 30, 1997 have been reclassified to conform to the current year presentation.

Note M - Fourth Quarter Transactions and Adjustments (Unaudited):

     During the fourth quarter of fiscal 1998, the Company made various adjustments aggregating approximately $1,883,000 representing charges to the results of operations previously reported. The effects of such adjustments on each of the first three quarters of the year have not been determined.