Form 10QSB
period 1998-07-31
AMERICAN BIO MEDICA CORP
filed 1998-09-15
CIK 896747

U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C. 20549
                                    FORM 10-QSB

 [x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934.
     For the quarterly period ended July 31, 1998.


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


                   300 Fairview Avenue, Hudson, New York 12534
                   -------------------------------------------
                    (Address of principal executive offices)


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

     14,406,495 Common Shares as of August 31, 1998
     2,250 Convertible Series "D" Preferred Shares as of August 31, 1998


     Transitional Small Business Disclosure Format Yes [ ] No [X]

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements

     The  condensed  financial  statements  for the period  ended July 31,  1998 included herein have been prepared by American Bio Medica Corporation, (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). In the opinion of management, the statements include all adjustments necessary to present fairly the financial position of the Company as of July 31, 1998 and the results of operations and cash flows for the three month periods ended July 31, 1997 and 1998.

                          American Bio Medica Corporation
                                   Balance Sheet

                                                   April 30           July 31,
                                                     1998               1998
                                                                     (Unaudited)
                                                ---------------   --------------

                                     Assets

Current Assets
  Cash and cash equivalents                     $   3,239,000     $   2,089,000
  Accounts receivable - net of allowance              712,000         1,009,000
  Inventory                                           991,000         1,167,000
  Prepaid expenses                                     24,000           112,000

                                                --------------    --------------
Total Current assets                                4,966,000         4,377,000

Property, plant and equipment, net                    147,000           238,000
Due from officer                                      235,000           248,000
Other assets                                            8,000            20,000
                                                --------------    --------------

Total Assets                                    $   5,356,000     $   4,883,000
                                                ==============    ==============

                      Liabilities and Stockholders'Equity

Current Liabilities
  Accounts payable                              $     322,000     $     142,000
  Accrued expenses                                    164,000           189,000
                                                --------------    --------------

 Total current liabilities                            486,000           331,000
                                                --------------    --------------


Stockholders' equity:
 Preferred stock; par value $.01 per share;
    5,000,000 shares authorized;
    2,500 and 2,250 shares Series D,
    8% cumulative, convertible issued and
    outstanding (face values $2,500,000
    and $2,250,000) at April 30, 1998
    and July 31, 1998 respectively.                         0                 0
 Common stock; par value $.01 per share;
    30,000,000 shares authorized;
    14,282,989 and 14,381,495 shares issued
    and outstanding at April 30, 1998
    and July 31, 1998 respectively.                   143,000           144,000

  Additional paid-in capital                       12,102,000        12,113,000
Subscriptions receivable                               (9,000)           (9,000)
Unearned compensation                                 (24,000)          (24,000)
  Accumulated deficit                              (7,342,000)       (7,672,000)
                                                --------------    --------------

  Total stockholders'equity                        4,870,000         4,552,000
                                                --------------    --------------

                                                $   5,356,000     $   4,883,000
                                                ==============    ==============




                 See accompanying notes to financial statements

                          American Bio Medica Corporation
                             Statements of Operations
                                    (Unaudited)

                                             For the Three Months Ended July 31,
                                             -----------------------------------
                                                   1997                 1998
                                             --------------       --------------

Revenues                                     $     817,000        $   1,308,000

Cost of sales                                      357,000              514,000
                                             --------------       --------------

Gross profit                                       460,000              794,000
                                             --------------       --------------

Operating expenses
  Selling, general and
   administrative expenses                         390,000            1,031,000
  Depreciation and amortization                     24,000               18,000
  Research and development                                               50,000
                                             --------------       --------------

                                                   414,000            1,099,000
                                             --------------       --------------

Income (loss) from operations                       46,000             (305,000)
                                             --------------       --------------

Other income and expense
  Interest income                                   76,000               29,000
                                             --------------       --------------

                                                    76,000               29,000
                                             --------------       --------------

Net income (loss)                            $     122,000        $    (276,000)

Adjustments
Preferred stock
Bneficial conversion feature                                          (123,000)
Preferred stock dividend                                                (54,000)
                                                                  --------------
Net loss attributable to
  common shareholders                        $     122,000             (453,000)
                                             ==============       ==============

Basic and diluted net income
  (loss) per common share                             0.01                (0.03)

 Weighted average shares outstanding  -
     basic income per share                     13,680,627           14,291,462

Effect of potential common shares                  197,657               -
                                             --------------       --------------

 Weighted average shares outstanding  -
     diluted income per share                   13,878,284           14,291,462
                                             ==============       ==============

                 See accompanying notes to financial statements

                         American Bio Medica Corporation
                            Statements of Cash Flows
                                   (Unaudited)

                                             For the Three Months Ended July 31,
                                             -----------------------------------
                                                     1997               1998
                                                   -------------- --------------

Cash flows from operating activities:
 Net profit (loss)                             $     122,000      $    (276,000)
  Adjustments to reconcile net loss
   to net cash used in operating activities:
    Amortization and depreciation                     24,000             18,000
    Changes in:
     Accounts receivable                            (624,000)          (297,000)
     Inventory                                                         (176,000)
     Prepaid expenses and other current assets                          (88,000)
     Other assets                                                       (12,000)
     Accounts payable and accrued expenses          (166,000)          (203,000)
                                               --------------     --------------

      Net cash used in operating activities         (644,000)        (1,034,000)
                                               --------------     --------------

Cash flows from investing activities
  Purchase of property, plant and equipment          (25,000)          (109,000)
  Purchase of investments                          1,053,000                  0
  Patent costs                                        (3,000)
  Loans to officer                                                      (13,000)
                                               --------------     --------------

    Net cash provided by
      (used in) investing activities               1,025,000           (122,000)
                                               --------------     --------------

Cash flows from financing activities:
  Proceeds from exercise of warrants
    and options                                                           6,000
                                               --------------     --------------

    Net cash provided by financing activities              0              6,000
                                               --------------     --------------

Net increase (decrease) in cash and
    cash equivalents                                 381,000         (1,150,000)

Cash and cash equivalents - beginning of period    1,763,000          3,239,000
                                               --------------     --------------

Cash and cash equivalents - end of period      $   2,144,000      $   2,089,000
                                               ==============     ==============


                 See accompanying notes to financial statements

                          Notes to Financial Statements
                                  July 31, 1998

Note A - Basis of Reporting

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of American Bio Medica Corporation (the "Company") at July 31, 1998, and the results of its operations, and cash flows for the three-month period then ended. The results of operations for the three-month period ended July 31, 1998 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended April 30, 1998 included in the Company's Form 10-KSB.


Note B - Net Income Per Share of Common Stock

     In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share". Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options, warrants, and convertible securities. Dilutive earnings per share is very similar to the previously reported fully diluted earnings per share. The Company adopted Statement No. 128 and has retroactively applied the effects thereof for all periods presented. The impact on the per share amounts previously reported was not significant.

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

 Note C - Litigation

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

     That trial was decided by a jury on May 5, 1997. The verdict determined that Dr. Friedenberg breached various contracts, including the Share Exchange Agreement, when he failed to deliver technology to the Company. The jury also found in favor of the Company on two of the three fraud claims against Dr. Friedenberg and awarded the Company approximately $321,000 in damages. Dr. Friedenberg's estate, just prior to the jury trial, filed a supplemental claim for the shares of the Company's stock which he would have received under the Share Exchange Agreement which the trial judge took under advisement. The trial judge, on July 17, 1998 ruled that the estate of Dr. Friedenberg is entitled to 5,907,154 common shares of the Company. The Company has filed an appeal. Management of the Company in consultation with counsel is of the opinion that the trial judge's award of the shares to Dr. Friedenberg's estate will be reversed on appeal.

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

 Item 2. Management's Discussion and Analysis or Plan of Operation

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
               for the three months ended July 31, 1998 and 1997


     The following discussion of the company's financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this document.

     Statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this document as well as statements made in press releases and oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the
Company's behalf that are not statements of historical or current fact constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other unknown factors that could cause the actual results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. In addition to statements which explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms "believes", "belief", "expects", "intends", "anticipates" or "plans" to be uncertain forward-looking. The forward looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

     Results of operations for the three months ended July 31, 1998 as compared to the three months ended July 31, 1997
--------------------------------------------------------------------------------
     During the current quarter, the Company continued its extensive program to market and distribute its primary product, the Rapid Drug Test kit. As a result, revenues from the sale of the test kits were $1,165,000 for the three months ended July 31, 1998 as compared to $707,000 for the three months ended July 31, 1997, representing an increase of $458,000 or 64.7% over the preceding year. Cost of goods sold for the three months ended July 31, 1998 was $487,000 or 41.8% of drug test revenues as compared to $329,000 or 46.7% of drug test revenues for the three months ended July 31, 1997. To further reduce this cost, the Company has undertaken to improve its manufacturing processes and expects further savings throughout the year.

     Revenues from book sales were $143,000 for the three months ended July 31, 1998 as compared to $110,000 for the three months ended July 31, 1997 representing an increase of $33,000 or 30.0%. It is anticipated that with continuing strong sales in the drug test market, book sales as a percent of overall revenue will continue to decline. Cost of goods sold for the year ended July 31, 1998 was $27,000 (18.9% of book sales) as compared to $28,000 (25.5% of book sales) for the three months ended July 31, 1997.

     General and administrative costs for the three months ended July 31, 1998 were $1,031,000, an increase of 164.4% over expenses of $390,000 for the three months ended July 31,1997. These increased general and administrative costs are undertaken to create the infrastructure necessary to meet the Company's worldwide drug test marketing and production goals. As an outgrowth of increasing drug test sales the Company expects general and administrative costs to continue to increase but at a slower rate. As a percent of sales, this cost increased 31.0% during the current year but is expected to decrease with anticipated sales growth.

     Depreciation and amortization was $18,000 and $24,000 for the three months ended July 31, 1998 and 1997 respectively.

     Research and development expense amounted to $50,000 for the three months ended July 31 1998. This represents management's continued emphasis on the development of both new products and improved methods to reduce the costs of the drug testing delivery system.

     Liquidity and capital resources as of the end of the three months ended July 31, 1998.
-------------------------------------------------------------------------------
     The Company's cash and cash equivalents amounted to $2,089,000 for the three months ended July 31, 1998 representing a decrease of $1,150,000 or 35.5% over $3,239,000 for the year ended April 30, 1998. Working capital decreased $434,000 or 9.7% over $4,480,000 recorded for the year ended April 30, 1998.

     The decrease in working capital resulted from the following operating increases in accounts receivable, inventories, prepaid expenses, accounts payable and results of operations.

     As a result of strong first quarter sales of drug test kits, accounts receivable increased $297,000 or 41.7% to $1,009,000 for the three months ended July 31, 1998 compared to $712,000 for the year ended April 30, 1998.


     Inventories rose 17.8% to $1,167,000 for the three months ended July 31, 1998 or $498,000 above $669,000 reported as of the three months ended July 31, 1997.

     Prepaid expenses rose $88,000 to $112,000 for the three months ended July 31, 1998 related to expenditures for prepaid insurance, advertising and commissions.

     Account payable and accrued expenses decreased $203,000 for the three months ended July 31, 1998.

     Net (loss) from operations amounted to $(276,000) for the three months ended July 31, 1998 due to increases in selling, general and administrative expenditures related to the expansion of the company\rquote s infrastructure .

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

     That trial was decided by a jury on May 5, 1997. The verdict determined that Dr. Friedenberg breached various contracts, including the Share Exchange Agreement, when he failed to deliver technology to the Company. The jury also found in favor of the Company on two of the three fraud claims against Dr. Friedenberg and awarded the Company approximately $321,000 in damages. Dr. Friedenberg's estate, just prior to the jury trial, filed a supplemental claim for the shares of the Company's stock which he would have received under the Share Exchange Agreement which the trial judge took under advisement. The trial judge, on July 17, 1998 ruled that the estate of Dr. Friedenberg is entitled to 5,907,154 common shares of the Company. The Company has filed an appeal. Management of the Company in consultation with counsel is of the opinion that the trial judge's award of the shares to Dr. Friedenberg's estate will be reversed on appeal.

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







Dated: September 11, 1998