Form 10-Q
period 1998-10-31
AMERICAN BIO MEDICA CORP
filed 1998-12-15
CIK 896747

U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C. 20549
                                   FORM 10-QSB

 [x] Quarterly report pursuant to Section 13 or 15(d) of the Securities
     Exchange
     Act of 1934.
     For the quarterly period ended October 31, 1998.


 [ ] Transition  report  pursuant to Section 13 or 15 (d) of the
     Securities
     Exchange Act of 1934.

     For the transition period from              to


                         Commission File Number: 0-28666


                         AMERICAN BIO MEDICA CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter) .

                New York                                14-1702188
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

     14,728,601 Common Shares as of December 10, 1998

      Transitional Small Business Disclosure Format Yes [ ] No [X]

                                     PART I
                              FINANCIAL INFORMATION

           AMERICAN BIO MEDICA CORPORATION
                    BALANCE SHEETS
      AS OF APRIL 30, 1998 AND OCTOBER 31, 1998            APRIL 30       OCTOBER 31,
                                                            1998             1998
                                                                          (UNAUDITED)
                                                         ------------    ------------
                       ASSETS
Current Assets
  Cash and cash equivalents ..........................   $  3,239,000    $  1,597,000
  Accounts receivable - net of allowance .............        712,000       1,428,000
  Inventory ..........................................        991,000       1,778,000
  Prepaid expenses ...................................         24,000         384,000
                                                         ------------    ------------
  Total  Current assets ..............................      4,966,000       5,187,000

Property, plant and equipment, net ...................        147,000         320,000
Due from officer .....................................        235,000         254,000
Other assets .........................................          8,000          20,000
                                                         ------------    ------------
Total Assets .........................................   $  5,356,000    $  5,781,000
                                                         ============    ============
        LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
  Accounts payable ...................................   $    322,000    $  1,043,000
  Accrued expenses ...................................        164,000         131,000
                                                         ------------    ------------
 Total current liabilities ...........................        486,000       1,174,000
                                                         ------------    ------------
Stockholders equity:
 Preferred stock; par value $.01 per share;
    5,000,000 shares authorized; 2,500 and
    2,298 shares Series D, 8% cumulative,
    convertible issued and outstanding (face
    values $2,500,000 and $2,298,000) at April 30,
    1998 and October 31, 1998 respectively ...........              0               0
 Common stock; par value $.01 per share;
   30,000,000 shares authorized; 14,282,989 and
   14,406,495 shares issued and outstanding at
     April 30, 1998 and October 31, 1998 respectively         143,000         144,000

Additional paid-in capital ...........................     12,102,000      12,206,000
Subscriptions receivable .............................         (9,000)         (9,000)
Unearned compensation ................................        (24,000)        (24,000)
Accumulated deficit ..................................     (7,342,000)     (7,710,000)
                                                         ------------    ------------
  Total stockholder's equity .........................      4,870,000       4,607,000
                                                         ------------    ------------
Total Liabilities and Stockholders Equity ............   $  5,356,000    $  5,781,000
                                                         ============    ============

                    See accompanying notes to financial statements

                         AMERICAN BIO MEDICA CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     FOR THE SIX MONTHS ENDED
                                                            OCTOBER 31,
                                                   ----------------------------
                                                   1997 (NOTE C)      1998
                                                   ------------    ------------
Revenues .......................................   $  1,025,000    $  3,081,000

Cost of sales ..................................        494,000       1,236,000
                                                   ------------    ------------

Gross profit ...................................        531,000       1,845,000
                                                   ------------    ------------
Operating expenses
  Selling, general and administrative expenses .        996,000       1,984,000
  Non-cash compensation charges ................        668,000               0
  Depreciation and amortization ................         51,000          43,000
  Research & development .......................              0         103,000
                                                   ------------    ------------
                                                      1,715,000       2,130,000
                                                   ------------    ------------
Income (loss) from operations ..................     (1,184,000)       (285,000)
                                                   ------------    ------------
Other income and expense
  Interest income ..............................         51,000          17,000
                                                   ------------    ------------
                                                         51,000          17,000
                                                   ------------    ------------
Net  (loss) ....................................   $ (1,133,000)   $   (268,000)

Adjustments:
Preferred stock beneficial conversion feature ..           --          (123,000)
Preferred stock dividend .......................           --           (99,000)
                                                   ------------    ------------
Net loss attributable to common shareholders ...   $ (1,133,000)   $   (490,000)
                                                   ============    ============
Basic and diluted (loss)
   per common share ............................   $      (0.08)   $      (0.03)

 Weighted average shares outstanding ...........           --
     basic and diluted loss per share ..........     13,718,265      14,346,669
                                                   ============    ============

                  See accompanying notes to financial statements

                        AMERICAN BIO MEDICA CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    FOR THE THREE MONTHS ENDED
                                                            OCTOBER 31,
                                                   ----------------------------
                                                   1997 (NOTE C)        1998
                                                   ------------    ------------
Revenues .......................................   $    359,000    $  1,773,000

Cost of sales ..................................        124,000         722,000
                                                   ------------    ------------
Gross profit ...................................        235,000       1,051,000
                                                   ------------    ------------
Operating expenses
  Selling, general and administrative expenses .        548,000         953,000
  Non-cash compensation charges ................         46,000
  Depreciation and amortization ................         26,000          25,000
  Research & development .......................                         52,000
                                                   ------------    ------------
                                                        620,000       1,030,000
                                                   ------------    ------------
Income (loss) from operations ..................       (385,000)         21,000
                                                   ------------    ------------
Other income and expense
  Interest income (expense) ....................         29,000         (12,000)
                                                   ------------    ------------
                                                         29,000         (12,000)
                                                   ------------    ------------
Net income (loss) ..............................   $   (356,000)   $      9,000

Adjustments:
Preferred stock dividend .......................           --           (45,000)
                                                   ------------    ------------

Net loss attributable to common shareholders ...   $   (356,000)   $    (36,000)
                                                   ============    ============
Basic and diluted (loss)
   per common share ............................   $      (0.03)   $      (0.00)

 Weighted average shares outstanding ...........           --
     basic and diluted loss per share ..........     13,718,265      14,346,669
                                                   ============    ============

                  See accompanying notes to financial statements

                         AMERICAN BIO MEDICA CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                      FOR THE SIX MONTHS ENDED
                                                             OCTOBER 31,
                                                     --------------------------
                                                     1997 (NOTE C)     1998
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net  (loss) .....................................   $(1,133,000)   $  (268,000)
  Adjustments to reconcile net loss
   to net cash used in operating activities:
    Amortization and depreciation ................        51,000         43,000
    Issuance of compensating stock/options .......       668,000
    Changes in:
     Accounts receivable .........................      (479,000)      (716,000)
     Inventory ...................................      (203,000)      (787,000)
     Prepaid expenses and other current assets ...       (24,000)      (360,000)
     Other assets ................................        33,000        (21,000)
     Accounts payable and accrued expenses .......      (200,000)       589,000
                                                     -----------    -----------
      Net cash used in operating activities ......    (1,287,000)    (1,520,000)
                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property, plant and equipment ......       (72,000)      (206,000)
  Purchase of investments ........................       (24,000)
  Loans to officer ...............................          --          (19,000)
                                                     -----------    -----------
    Net cash provided by
      (used in) investing activities .............       (96,000)      (225,000)
                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of warrants and options .       983,000        103,000
                                                     -----------    -----------
    Net cash provided by financing activities ....       983,000        103,000
                                                     -----------    -----------
NET DECREASE IN CASH AND
    CASH EQUIVALENTS .............................      (400,000)    (1,642,000)

Cash and cash equivalents - beginning of period ..     1,763,000      3,239,000
                                                     -----------    -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD ........   $ 1,363,000    $ 1,597,000
                                                     ===========    ===========

                 See accompanying notes to financial statements

Notes to Financial Statements
                             October 31, 1998

Note A - Basis of Reporting

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of American Bio Medica Corporation (the "Company") at October 31, 1998, and the results of its operations, and cash flows for the six-month period then ended. The results of operations for the six-month period ended October 31, 1998 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended April 30, 1998 included in the Company's Form 10-KSB.

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

Note C - Restatement of Prior Year Quarterly Statements of Operations

      On April 30, 1998 the company recorded adjustments relating to book sale revenues and certain non-cash employee and consulting compensation charges. Based upon these and other minor adjustments, prior-year's quarterly information has been revised as follows:

                                     THREE MONTHS ENDED            SIX MONTHS ENDED
                                       JULY 31, 1997                OCTOBER 31, 1997
                                --------------------------    ----------------------------
                                    AS                             AS
                                 REPORTED       ADJUSTED        REPORTED         ADJUSTED
                                -----------   ------------    ------------    ------------
                                       (in thousands, except per share amounts)
Revenues ....................   $       817   $        666    $      1,273    $      1,025
Cost of Sales ...............   $       356   $        369    $        501    $        494

Gross Profit ................   $       461   $        297    $        772    $        531

Selling, Gen & Admin ........   $       390   $        448    $        790    $        996
Noncash Compensation ........   $         0   $        622    $          0    $        668
Depreciation & Amortization .   $        24   $         25    $         49    $         51
Research & Development ......   $         0   $          0    $          0    $          0
     Total Operating Expense    $       414   $      1,095    $        839    $      1,715

Income (loss) from Operations   $        47   $       (798)   $        (67)   $     (1,184)

Other Income ................   $        75   $         21    $        104    $         51

Net Income (loss)............   $       122   $       (777)   $         37    $     (1,133)

Weighted average number of
  common shares outstanding .    13,680,627     13,680,627      13,718,265      13,718,265

Net Income (Loss) per
   Common Share .............   $      0.01   $      (0.06)   $      (0.00)   $      (0.08)

 Note D - Litigation

      In February 1994, Robert Friedenberg, as former owner of the two medical technology companies, MDI and Gendex, acquired by the Company, in the name of these corporations, filed for a declaratory judgement that a Share Exchange Agreement had been rescinded. In order to make a claim for damages, the Company filed a third-party claim against Dr. Friedenberg for breach of the Share Exchange Agreement and fraud. In November 1995, after a trial, the court denied Dr. Friedenberg's request for a declaration of rescission and allowed the Company's third-party claim to proceed to trial. In September, 1996, Dr. Friedenberg died.

      The Company's third-party claim was decided by a jury on May 5, 1997. The verdict determined that Dr. Friedenberg breached the Share Exchange Agreement, when he failed to deliver drug screening know how technology to the Company. The jury also found in favor of the Company on two of the three fraud claims against. Friedenberg and awarded the Company approximately $321,000 in damages. Friedenberg's estate, just prior to the jury trial, filed a supplemental claim for the shares of the Company's stock which he would have received under the Share Exchange Agreement. The trial judge took this supplemental claim under advisement. The trial judge, on July 17, 1998, ruled that the estate of Dr. Friedenberg is entitled to 5,907,154 common shares of the Company. The Company has filed an appeal. Management of the Company in consultation with counsel is of the opinion that the trial judge's award of the shares to Dr. Friedenberg's estate will be reversed on appeal.

      Pending the resolution of the Company's appeal, the trial judge has ordered that the shares be issued in the name of Dr. Friedenberg's wife and placed in escrow or that the Company post a bond. The Company has applied for a stay of this order. If the trial judge's order is not stayed, the issuance of such shares or the posting of the required bond could have a significant negative effect on the market price of the shares. Pending the resolution of the Company's appeal of the trial judge's award of the shares to Dr. Friedenberg's estate, the Company's ability to raise capital through the future sale of equity securities may be materially impaired. If the trial judge's award of the shares is not reversed on appeal, the issuance of such shares would have a significant negative effect on the market price of the shares.

      In June 1995, the Company filed against Jacskon Morris, the lawyer who was in charge of drafting and advising it on the Share Exchange Agreement. Mr. Morris, who had been recommended to the Company by Dr. Friedenberg, is alleged by the Company to have breached his fiduciary duty to the Company by later advising Dr. Friedenberg, individually, on how to rescind the Share Exchange Agreement. Mr. Morris is also charged with negligence in drafting the Share Exchange Agreement. The Company's lawsuit demands damages in the amount of $1,000,000. Mr. Morris has counterclaimed as a party to the Share Exchange Agreement and seeks common shares. No trial date has been set. The Company is vigorously contesting the Morris Claim.

 Item 2. Management's Discussion and Analysis or Plan of Operation

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
               for the six months ended October 31, 1998 and 1997


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

Year 2000 Issues

The Company has completed its assessment of Year 2000 compliance with respect to its products that are currently being sold to customers and has concluded that all significant products are compliant. With respect to third parties, the Company is in the process of identifying and contacting its significant suppliers and will shortly begin to contact its major customers to determine the extent to which the Company may be vulnerable to such third parties' failure to address their own year 2000 issues. As a result, the Company's assessment will be substantially dependent on information provided by third parties. The Company expects to materially complete this assessment process by the end of fiscal 1999. Based upon the Company's current estimates, additional out-of-pocket costs associated with its Year 2000 compliance are expected to be immaterial. Such costs do not include internal management time, which is not expected to be material to the Company's results of operations or financial condition.


     Results of operations for the six months ended October 31, 1998 as compared to the six months ended October 31, 1997 as amended.

--------------------------------------------------------------------------------
      During the six months ended October 31, 1998, the Company continued its extensive program to market and distribute its primary product, the Rapid Drug Test kit. As a result, revenues from the sale of the test kits were $2,732,000 for the six months ended October 31, 1998 as compared to $937,000 for the six months ended October 31, 1997 (as adjusted, see Note C to Notes to Financial Statements), representing an increase of $1,795,000 or 191.6% over the preceding year. Cost of goods sold for the six months ended October 31, 1998 was $1,170,000 or 42.9% of drug test revenues as compared to $440,000 or 47.0% of drug test revenues for the six months ended October 31, 1997. To further reduce this cost, the Company has undertaken to improve its manufacturing processes and expects further savings throughout the year.

      Revenues from book sales were $349,000 for the six months ended October 31, 1998 as compared to $88,000 for the six months ended October 31, 1997 representing an increase of $261,000 or 296.6%. It is anticipated that with continuing strong sales in the drug test market, book sales as a percent of overall revenue will continue to decline. Cost of goods sold for the six months ended October 31, 1998 was $66,000 (19.0% of book sales) as compared to $54,000 (61.4% of book sales) for the six months ended October 31, 1997.

      General and administrative costs for the six months ended October 31, 1998 were $1,984,000, an increase of 99.2% over expenses of $996,000 for the six months ended October 31, 1997. These increased general and administrative costs were undertaken to create the infrastructure necessary to meet the Company's worldwide drug test marketing and production goals. As an outgrowth of increasing drug test sales the Company expects general and administrative costs to continue to increase but at a slower rate. As a percent of sales, this cost decreased 32.8% during the current year and is expected to continue it's decrease with anticipated sales growth.

     Depreciation and amortization was $43,000 and $51,000 for the six months ended October 31, 1998 and 1997 respectively.

      Research and development expense amounted to $103,000 for the six months ended October 31, 1998. This represents management's continued emphasis on the development of both new products and improved methods to reduce the costs of the drug testing delivery system.

      Net (loss) from operations amounted to $(268,000) for the six months Ended October 31, 1998 due to increases in selling, general and administrative expenditures related to the expansion of the company's infrastructure.

Results of operations for the three months ended October 31, 1998 as compared to the three months ended October 31, 1997 as amended.
--------------------------------------------------------------------------------

     Revenues from the sale of the test kits were $1,567,000 for the three months ended October 31, 1998 as compared to $301,000 for the three months ended October 31, 1997 (as adjusted, see Note C to Notes to Financial Statements), representing an increase of $1,266,000 or 420.6% over the preceding year. Cost of goods sold for the three months ended October 31, 1998 amounted to $683,000 or 43.6% of drug test revenues as compared to $94,000 or 31.2% of drug test revenues for the three months ended October 31, 1997.

      Revenues from book sales were $206,000 for the three months ended October 31, 1998 as compared to $58,000 for the three months ended October 31, 1997 representing an increase of $148,000 or 255.2%. Cost of goods sold for the three months ended October 31, 1998 amounted to $39,000 (18.9% of book sales) as compared to $30,000 (51.7% of book sales) for the three months ended October 31, 1997.

      General and administrative costs for the three months ended October 31, 1998 Amounted to $953,000, an increase of 73.9% over expenses of $548,000 for the three months ended October 31, 1997. As a percent of sales, this cost decreased 98.8% during the current year and is expected to continue it's decrease with anticipated sales growth.

     Depreciation and amortization was $25,000 and $26,000 for the three months ended October 31, 1998 and 1997 respectively.

     Research and development expense amounted to $52,000 for the three months ended October 31, 1998, continuing management's emphasis on the development of both new products and improved methods of production.

     Net income from operations amounted to $9,000 for the three months Ended October 31, 1998 as compared to a net (loss) of $(356,000) for the three months ended October 31, 1997.

     Liquidity and capital resources as of the end of the six months ended October 31, 1998.

--------------------------------------------------------------------------------
      The Company's cash and cash equivalents amounted to $1,597,000 for the six months ended October 31, 1998 representing a decrease of $1,642,000 or 50.7% over $3,239,000 for the year ended April 30, 1998. Working capital decreased $467,000 or 10.4% over $4,480,000 recorded for the year ended April 30, 1998.

      The decrease in working capital resulted from an increase in accounts payable offset by increases in accounts receivable, inventories, and prepaid expenses.

      As a result of strong six month sales of drug test kits, accounts receivable increased $716,000 or 100.6% to $1,428,000 for the six months ended October 31, 1998 compared to $712,000 for the year ended April 30, 1998.


      Due to increased sales and to obtain favorable prices on bulk purchases, inventories rose 79.4% to $1,778,000 for the six months ended October 31, 1998 or $787,000 above $991,000 reported as of the six months ended October 31, 1997.

      Prepaid expenses primarily for future trade shows and conferences rose $360,000 to $384,000 for the six months ended October 31, 1998.

      Accounts payable and accrued expenses increased $688,000 for the six months ended October 31, 1998 due primarily to increased inventory requirements.

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

                                     PART II
                               OTHER INFORMATION

 Item 1. Legal Proceedings.

     In February 1994, Robert Freidenberg, as owner of the two medical technology companies, MDI and Gendex, acquired by the Company, in the name of these corporations, filed suit to have a Share Exchange Agreement rescinded on the grounds of breach of contract. In order to preserve a claim for damages, the Company filed a third-party claim against Dr. Freidenberg, for breach of the Share Exchange Agreement. In November 1995, after a trial, the court dismissed Dr. Friedenberg's lawsuit and allowed the Company's third-party claim to proceed to trial. In September, 1996, Dr. Friedenberg died. A pretrial hearing was held in December 1996 which set a trial date of April 28, 1997.

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


Dated: December 15, 1998