Form 10KSB/A
period 1998-04-30
AMERICAN BIO MEDICA CORP
filed 1999-03-16
CIK 896747

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 2054
--------------------------------------------------------------------------------


                                  FORM 10-KSBA

     [/] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended April 30, 1998

                         Commission File Number: 0-28666

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

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSBA or any amendment to this Form 10-KSBA. [x]

     State issuer's revenues for its most fiscal year $2,154,000.

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




                                        /s/Thomas P. Monahan
                                        Thomas P. Monahan, CPA


       May 28, 1997
       Paterson, New Jersey

                        AMERICAN BIO MEDICA CORPORATION

                                 Balance Sheet
                                 April 30, 1998

ASSETS
Current assets:
   Cash and cash equivalents .................................     $  3,239,000
   Accounts receivable -
     net of allowance for doubtful accounts of $40,000 .......          712,000
   Inventory .................................................          991,000
   Prepaid expenses and other current assets .................           24,000
                                                                   ------------
      Total current assets ...................................        4,966,000

Property, plant and equipment, net ...........................          147,000
Due from officer .............................................          235,000
Other assets .................................................            8,000

                                                                   ------------
                                                                   $  5,356,000
                                                                   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses .....................     $    486,000
                                                                   ------------
Stockholders' equity:
Preferred stock; par value $.01 per share;
  5,000,000 shares authorized; 2,500 shares
   Series D, 8% cumulative, convertible
   issued and outstanding (face value $2,500,000)
Common stock; par value $.01 per share
  30,000,000 shares authorized; 14,282,989 shares
   issued and outstanding ....................................          143,000
Additional paid-in capital ...................................       12,102,000
Subscription receivable ......................................           (9,000)
Unearned portion of compensatory options .....................          (24,000)
Accumulated deficit ..........................................       (7,342,000)

                                                                   ------------
                                                                      4,870,000
                                                                   ------------

                                                                   $  5,356,000
                                                                   ============








                       See notes to financial statements.

                         AMERICAN BIO MEDICA CORPORATION
                            Statements of Operations


                                                       YEAR ENDED APRIL 30,
                                                   ----------------------------
                                                        1998           1997
                                                   ------------    ------------
Net sales ......................................   $  2,154,000    $    611,000
Cost of goods sold .............................      1,051,000         260,000
                                                   ------------    ------------
Gross profit ...................................      1,103,000          351,00
                                                   ------------    ------------
Operating expenses:
   Selling, general and administrative .........      2,739,000         868,000
   Noncash compensation charges ................      2,214,000
   Depreciation and amortization ...............        101,000          96,000
   Research and development ....................        150,000          75,000
   Write-off of bad debts ......................        380,000
                                                   ------------    ------------
                                                      5,584,000       1,039,000
                                                   ------------    ------------
Operating loss .................................     (4,481,000)       (688,000)
                                                   ------------    ------------
Other income:
   Retirement of debt ..........................                        127,000
   Interest income .............................         91,000          56,000
                                                   ------------    ------------
                                                         91,000         183,000
                                                   ------------    ------------
Net loss .......................................   $ (4,390,000)   $   (505,000)

Adjustments:
   Preferred stock beneficial conversion feature       (359,000)
   Preferred stock dividends ...................        (45,000)
                                                   ------------
Net loss attributable to common stockholders ...   $ (4,794,000)
                                                   ============

Basic and diluted loss per common share ........   $       (.35)   $       (.04)
                                                   ============    ============
Weighted average number of shares outstanding
  - basic and diluted ..........................     13,768,000      12,728,000
                                                   ============    ============



                       See notes to financial statements.

                         AMERICAN BIO MEDICA CORPORATION
                 Statements of Changes in Stockholders' Equity

                                                                                                                         UNEARNED
                                              PREFERRED                                 ADDITIONAL                        COMPEN-
                                               STOCK              COMMON STOCK           PAID-IN         SUBSCRIPTION     SATORY
                                               SHARES        SHARES           AMOUNT     CAPITAL          RECEIVABLE      OPTIONS
                                             ------------  ------------ -------------- ------------    -------------    -----------
Balance - April 30, 1996 .............           --        11,977,357   $    120,000   $  2,636,000          --             --
Proceeds from exercise of warrants and
 options .............................           --           872,445          9,000      2,258,000          --             --
Shares issued for conversion of debt .           --           200,666          2,000        148,000          --             --
Shares issued in private placement ...           --           100,000          1,000         49,000          --             --
Proceeds from private placement of
 Preferred "A" shares
 (net of costs of $90,000) ...........            150            --             --        1,410,000          --             --
Preferred "A" shares converted to
 common shares .......................            (60)        229,039          2,000         (2,000)         --             --
Net loss .............................           --              --             --             --            --             --
                                             ------------  -----------   ------------   ------------
Balance - April 30, 1997 .............             90      13,379,507        134,000      6,499,000          --             --
Proceeds from exercise of warrants
 and options .........................           --           106,305          1,000        317,000    $   (9,000)          --
Preferred "A" shares converted to
 common shares .......................            (90)        404,034          4,000         (4,000)         --             --
Proceeds from private placement of
 Preferred "B" shares
 (net of costs of $48,000) ...........             60            --             --             --            --             --
Preferred "B" shares converted to
 common shares .......................            (60)        226,037          2,000         (2,000)         --             --
Cash dividend paid to holders of
 Preferred "B" shares ................           --              --             --             --            --             --
Proceeds from private placement
 of Preferred "C" shares
 (net of costs of $57,000) ...........           45.5            --             --          398,000          --             --
Preferred "C" shares converted to
 common shares .......................          (45.5)        160,359          2,000         (2,000)         --             --
Stock dividend paid to holders of
 Preferred "C" shares ................           --             6,747           --           19,000          --             --
Proceeds from private placement of
 Preferred "D" shares and warrants
 (net of costs of $188,000) ..........          2,500            --             --        2,312,000          --             --
Purchase of options previously
granted ..............................           --              --             --         (225,000)         --             --
Issuance of compensatory stock .......           --              --             --        1,896,000          --             --
Value assigned to compensatory
 stock options .......................           --              --             --          342,000          --     $    (24,000)
Net loss .............................           --              --             --             --            --             --
                                         ------------    ------------   ------------   ------------    ----------   ------------
Balance - April 30, 1998 .............          2,500      14,282,989   $    143,000   $ 12,102,000    $   (9,000)  $    (24,000)
                                         ============    ============   ============   ============    ==========   ============

                                           ACCUMULATED
                                             DEFICIT          TOTAL
                                         ------------    ------------
Balance - April 30, 1996 .............   $ (2,402,000)   $    354,000
Proceeds from exercise of warrants and
 options .............................           --         2,267,000
Shares issued for conversion of debt .           --           150,000
Shares issued in private placement ...           --            50,000
Proceeds from private placement of
 Preferred "A" shares
 (net of costs of $90,000) ...........           --         1,410,000
Preferred "A" shares converted to
 common shares .......................           --              --
Net loss .............................       (505,000)       (505,000)
                                         ------------    ------------
Balance - April 30, 1997 .............     (2,907,000)      3,726,000
Proceeds from exercise of warrants
 and options .........................           --           309,000
Preferred "A" shares converted to
 common shares .......................           --              --
Proceeds from private placement of
 Preferred "B" shares
 (net of costs of $48,000) ...........           --           552,000
Preferred "B" shares converted to
 common shares .......................           --              --
Cash dividend paid to holders of
 Preferred "B" shares ................        (26,000)        (26,000)
Proceeds from private placement
 of Preferred "C" shares
 (net of costs of $57,000) ...........           --           398,000
Preferred "C" shares converted to
 common shares .......................           --              --
Stock dividend paid to holders of
 Preferred "C" shares ................           --
Proceeds from private placement of
 Preferred "D" shares and warrants
 (net of costs of $188,000) ..........           --         2,312,000
Purchase of options previously
granted ..............................           --          (225,000)
Issuance of compensatory stock .......           --         1,896,000
Value assigned to compensatory
 stock options .......................           --           318,000
Net loss .............................     (4,390,000)     (4,390,000)
                                         ------------    ------------
Balance - April 30, 1998 .............   $ (7,342,000)   $  4,870,000
                                         ============    ============



                       See notes to financial statements.

                        AMERICAN BIO MEDICA CORPORATION
                            Statements of Cash Flows

                                                        YEAR ENDED APRIL 30,
                                                    ----------------------------
                                                        1998           1997
                                                    ------------    ------------
Cash flows from operating activities:
 Net loss ........................................   $(4,390,000)   $  (505,000)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Amortization and depreciation ................       101,000         96,000
    Retirement of debt ...........................          --         (127,000)
    Provision for bad debts ......................        40,000
    Issuance of compensatory stock options .......       318,000
    Issuance of compensatory stock ...............     1,896,000
    Changes in:
     Loan receivable .............................       102,000       (102,000)
     Accounts receivable .........................      (414,000)      (303,000)
     Inventory ...................................      (322,000)      (646,000)
     Prepaid expenses and other current assets ...       (20,000)        (4,000)
     Other assets ................................        (8,000)
     Accounts payable and accrued expenses .......       106,000        347,000
                                                     -----------    -----------
      Net cash used in operating activities ......    (2,591,000)    (1,244,000
                                                     -----------    -----------
Cash flows from investing activities
  Purchase of property, plant and equipment ......       (71,000)      (115,000)
  Purchase of investments ........................          --       (1,053,000)
  Maturity of investments ........................     1,053,000           --
  Patent costs ...................................                       (8,000)
  Loans to officer ...............................      (235,000)          --
                                                     -----------    -----------
    Net cash provided by
      (used in) investing activities .............       747,000     (1,176,000)
                                                     -----------    -----------
Cash flows from financing activities:
  Convertible debenture ..........................          --         (132,000)
  Proceeds from private placements ...............     3,262,000           --
  Proceeds from exercise of warrants and options .       309,000      3,878,000
  Cash dividends paid ............................       (26,000)          --
  Purchase of Company's options ..................      (225,000)          --
                                                     -----------    -----------
    Net cash provided by financing activities ....     3,320,000      3,746,000
                                                     -----------    -----------

Net increase in cash and cash equivalents ........     1,476,000      1,326,000
Cash and cash equivalents - beginning of period ..     1,763,000        437,000
                                                     -----------    -----------
Cash and cash equivalents - end of period ........   $ 3,239,000    $ 1,763,000
                                                     ===========    ===========
Noncash activities:
  Stock dividends paid to
    holders of preferred stock ...................   $    19,000           --
  Conversion of convertible debt
    into common stock ............................          --      $   150,000


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

     [11] Financial instruments:

     The carrying amounts of cash and cash equivalents, accounts receivable net, accounts payable and accrued expenses approximate their fair value based on the nature of those items.

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


Note A - The Company and its Significant Accounting Policies (continued)

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

Note C - Inventory

     Inventory is comprised of the following:

             Books held for resale ...............................      $118,000
                                                                        --------
             Workplace drug screening tests:
                Raw materials ....................................       447,000
                Work in process ..................................       148,000
                Finished goods ...................................       278,000
                                                                        --------
             Total workplace drug screening tests ................       873,000
                                                                        --------
                                                                        $991,000
                                                                        ========
Note D - Plant and Equipment

Plant and equipment, at cost, are summarized as follows:

             Office equipment ....................................      $ 60,000
             Manufacturing and warehouse equipment ...............       144,000
                                                                        --------
                                                                         204,000
             Less accumulated depreciation .......................        57,000
                                                                        --------
                                                                        $147,000
                                                                        ========

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

     During September 1997 the Company completed a private placement in which it netted proceeds of approximately $950,000 through the sale of 60.8% Series B Convertible Preferred Shares and 45.5 Shares of Series C Convertible Preferred Shares for $10,000 per share. Each Preferred Share was convertible into Common Shares pursuant to the following formula: $10,000 divided by lesser of $3.50 or 75% of the average of the daily closing bid prices for the twenty consecutive trading days ending on the trading day prior to the day on which the Preferred Shares are converted to Common Shares. Dividends were payable in cash or shares of common stock at the election of the Company on the date the Preferred Shares are converted to common shares. The Series B Preferred Shares and the Series C Preferred Shares were converted into an aggregate of 226,037 and 160,359 Common Shares respectively.

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

     [4] Stock options:

     Stock option activity is summarized as follows:

                                                YEAR ENDED APRIL 30,
                            ---------------------------------------------------
                                             1998                        1997
                                           WEIGHTED                    WEIGHTED
                                            AVERAGE                     AVERAGE
                                           EXERCISE                    EXERCISE
                               SHARES       PRICE        SHARES         PRICE
                             ----------    ----------   ---------     ----------
Options outstanding
  at beginning of year ...    2,174,000    $     2.31    1,000,000    $     1.50
Granted ..................      567,000    $     3.25    1,802,000    $     3.00
Exercised ................      (81,000)   $     3.00     (628,000)   $     3.00
Canceled .................     (150,000)   $     1.50
                             ----------                  ---------
Options outstanding
  at end of year .........    2,510,000    $     2.55    2,174,000    $     2.31
                             ==========                 ==========
Options exercisable
  at end of year .........    1,439,000    $     3.05    1,123,000    $     3.00
                             ==========                 ==========

     The  following  table  presents   information  relating  to  stock
options outstanding at April 30, 1998.

                          OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                    ------------------------------------    --------------------
                               WEIGHTED       WEIGHTED                  WEIGHTED
                               AVERAGE        AVERAGE                    AVERAGE
     RANGE OF                  EXERCISE      REMAINING                  EXERCISE
 EXERCISE PRICE     SHARES      PRICE       LIFE IN YEAR    SHARES        PRICE
 --------------     ------     --------     ------------    -------     --------
 $1.00 - $2.00       850,000    $1.50           .87              .0        $   0
 $3.00 - $4.00     1,660,000    $3.09          1.76       1,439,000        $3.05
                   ---------                              ---------
                   2,510,000    $2.55          1.46       1,439,000        $3.05
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

Note M - Condensed Restated quarterly financial Information (Unaudited)

The Company is recording adjustments which effect prior interim accounting periods of the fiscal year ended April 30, 1998 as indicated below.

                                                 THREE MONTHS ENDED
                                                     JULY 31,1997
                                         ----------------------------------------
                                                     ADJUSTMENTS
                                         -----------------------------------------------------------
                             AS            BOOK         COMPEN-    GROSS PROFIT                             AS
                          REPORTED       SALES (1)     SATION (2)  PERCENTAGE (3)           OTHER        ADJUSTED
                        ---------------------------------------------------------      ---------------------------
Revenues ............      817,000       (79,000)         --           --              (4) (72,000)      666,000

                              --            --            --           --              (4) (32,000)         --
                              --            --            --           --              (5) (53,000)         --
Cost Of Sales .......      356,000       (12,000)                    117,000           (6)  (7,000)      369,000
                        ----------                                                                     ----------
Gross Profit ........      461,000          --            --           --                                297,000
                        ----------                                                                     ----------

Selling, General &
Administrative
Expenses ............      414,000          --         622,000                         (5) 53,000           --
                              --            --            --           --              (6)  6,000      1,095,000
                        ----------                                                                     ----------
Income (Loss) from
operations ..........       47,000          --            --           --                    --         (798,000)
                        ==========                                                                     ==========

Net Income (Loss) per
share ...............         0.01          --            --           --                    --            (0.06)
                        ==========                                                                     ==========

                                                  THREE MONTHS ENDED
                                                    OCTOBER 31,1997
                                         ------------------------------------
                                                      ADJUSTMENTS
                                         ------------------------------------------------
                             AS          BOOK       COMPEN-    GROSS PROFIT                       AS
                          REPORTED     SALES (1)   SATION (2)  PERCENTAGE (3)     OTHER        ADJUSTED
                        -----------------------------------------------------  ---------------------------
Revenues ...............   457,000     (97,000)       --         --            (4) (1,000)       359,000

                              --          --          --         --            (5)(58,000)          --
Cost Of Sales ..........   145,000     (15,000)       --        58,000         (6) (6,000)       124,000
                         ---------                                                              --------
Gross Profit ...........   312,000        --          --         --                  --          235,000
                         ---------                                                              --------

                             --           --          --         --            (5) 58,000           --
                                                                               (7) 53,000           --
                                                                               (8) 18,000           --
Selling, General &                                                             (9) 17,000
Administrative
Expenses ...............   425,000        --        46,000       --            (6)  3,000        620,000
                         ---------                                                              --------
Loss from operations ...  (113,000)       --          --         --                  --         (385,000)
                         =========                                                              ========

Net  Loss  per share ...     (0.01)       --          --         --                  --            (0.03)
                         =========                                                              ========

                                                    SIX MONTHS ENDED
                                                    OCTOBER 31,1997
                                         ------------------------------------
                                                      ADJUSTMENTS
                                         ------------------------------------------------
                             AS          BOOK       COMPEN-    GROSS PROFIT                       AS
                          REPORTED     SALES (1)   SATION (2)  PERCENTAGE (3)     OTHER        ADJUSTED
                        -----------------------------------------------------  -------------------------
Revenues ............... 1,274,000    (176,000)       --         --                73,000      1,025,000

Cost Of Sales ..........   501,000     (27,000)       --       175,000           (156,000)       493,000
                         ---------                                                             ---------
Gross Profit ...........   773,000        --          --         --                  --          532,000
                         ---------                                                             ---------

Selling, General &
Administrative
Expenses ...............   839,000        --       668,000       --               208,000      1,715,000
                         ---------                                                             ---------
Loss from operations ...   (66,000)       --          --         --                  --       (1,183,000)
                         =========                                                             =========

Net  Loss  per share ...     (0.00)       --          --         --                  --            (0.09)
                         =========                                                             =========
                                                  THREE MONTHS ENDED
                                                    JANUARY 31,1998
                                         ------------------------------------
                                                      ADJUSTMENTS
                                         ------------------------------------------------
                             AS         BOOK        COMPEN-    GROSS PROFIT                       AS
                          REPORTED     SALES (1)   SATION (2)  PERCENTAGE (3)     OTHER        ADJUSTED
                        -----------------------------------------------------  -------------------------
Revenues ...............   500,000    (120,000)       --         --                  --          380,000

Cost Of Sales ..........   174,000     (18,000)       --         66,000         (5) (51,000)     171,000
                         ---------                                                             ---------
Gross Profit ...........   326,000        --          --         --                  --          209,000
                         ---------                                                             ---------

                             --           --          --         --            (5) 51,000           --
                             --           --          --         --            (7) 69,000           --
                             --           --          --         --            (8) 25,000           --
                             --           --          --         --            (9) 17,000           --
                             --           --          --         --           (10)(48,000)          --
Selling, General &           --           --          --         --           (11) 20,000           --
Administrative             959,000        --        54,000       --            (6)  3,000      1,150,000
Expenses ...............    48,000        --          --         --           (10) 48,000         96,000
                         ---------                                                             ---------
Loss from operations ...  (681,000)       --          --         --                  --       (1,037,000)
                         =========                                                             =========

Net  Loss  per share ...     (0.05)       --          --         --                  --            (0.07)
                         =========                                                             =========

                                                   NINE MONTHS ENDED
                                                    JANUARY 31,1998
                                         ------------------------------------
                                                      ADJUSTMENTS
                                         ------------------------------------------------
                             AS          BOOK       COMPEN-    GROSS PROFIT                       AS
                          REPORTED     SALES (1)   SATION (2)  PERCENTAGE (3)     OTHER        ADJUSTED
                        -----------------------------------------------------  ---------------------------
Revenues ............... 1,774,000    (296,000)       --         --               (73,000)     1,405,000

Cost Of Sales ..........   675,000     (45,000)       --        241,000          (207,000)       664,000
                         ---------                                                             ---------
Gross Profit ........... 1,099,000        --          --         --                  --          741,000
                         ---------                                                             ---------

Selling, General &
Administrative           1,798,000        --       722,000       --               345,000      2,865,000
Expenses ...............    48,000        --          --         --                48,000         96,000
                         ---------                                                             ---------
Loss from operations ...  (747,000)       --          --         --                  --       (2,220,000)
                         =========                                                             =========
Net  Loss  per share ...     (0.05)       --          --         --                  --            (0.16)
                         =========                                                             =========

The following explains the principal adjustments:

(1) A revenue recognition adjustment to provide an allowance for book sales which are subject to customer acceptance and its related effect on cost of sales.
(2) Adjustments to recognize non-cash employee and consulting compensation charges in the period earned. The expenses represent the issuance of equity instruments at fair value in accordance with employment agreements. (see note K [2] )
(3) The gross profit percentages have been recalculated to correspond with inventory adjustments, drug test samples and the timing of revenue recognition.
(4) Adjustment to reverse consignment sale of drug test kits and related cost of sales.
(5) Reclassification of drug test samples from cost of sales to Selling
     Expense.
(6) Other minor adjustments
(7) Write-off of investor relations supplies and expense
(8) Earned employee bonuses
(9) Allocation of bad debt accrual
(10) Reclassification of research & development costs
(11) Write-off of patent & license costs