Form 10QSB/A
period 1998-07-31
AMERICAN BIO MEDICA CORP
filed 1999-03-16
CIK 896747

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                 FORM 10-QSB/A-1

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

                         AMERICAN BIO MEDICA CORPORATION
                                 BALANCE SHEETS
                     AS OF APRIL 30, 1998 AND JULY 31, 1998


                                                  APRIL 30       JULY 31,
                                                   1998           1998
                                                               (UNAUDITED)
                                                ------------    ------------
                  ASSETS

Current Assets
  Cash and cash equivalents .................   $  3,239,000    $  2,089,000
  Accounts receivable - net of allowance ....        712,000       1,009,000
  Inventory .................................        991,000       1,167,000
  Prepaid expenses ..........................         24,000         112,000
                                                ------------    ------------
  Total  Current assets .....................      4,966,000       4,377,000

Property, plant and equipment, net ..........        147,000         238,000
Due from officer ............................        235,000         248,000
Other assets ................................          8,000          20,000
                                                ------------    ------------
Total Assets ................................   $  5,356,000    $  4,883,000
                                                ============    ============

   LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
  Accounts payable ..........................   $    322,000    $    142,000
  Accrued expenses ..........................        164,000         189,000
                                                ------------    ------------

 Total current liabilities ..................        486,000         331,000
                                                ------------    ------------

Stockholders equity:
 Preferred stock; par value $.01 per share;
    5,000,000 shares authorized; 2,500
    and 2,250 shares Series D, 8% cumulative,
    convertible issued and outstanding
    (face values $2,500,000 and $2,250,000)
    at April 30, 1998 and July 31, 1998
    respectively ............................              0               0
 Common stock; par value $.01 per share;
    30,000,000 shares authorized; 14,282,989
    and 14,341,495 shares issued and
    outstanding at April 30, 1998 and
    July 31, 1998 respectively ..............        143,000         144,000

Additional paid-in capital ..................     12,102,000      12,113,000
Subscriptions receivable ....................         (9,000)         (9,000)
Unearned compensation .......................        (24,000)        (24,000)
Accumulated deficit .........................     (7,342,000)     (7,672,000)
                                                ------------    ------------
  Total stockholder's equity ................      4,870,000       4,552,000
                                                ------------    ------------

Total Liabilities and Stockholders Equity ...   $  5,356,000    $  4,883,000
                                                ============    ============


             See accompanying notes to financial statements

                         AMERICAN BIO MEDICA CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                        FOR THE THREE MONTHS
                                           ENDED JULY 31,
                                     ----------------------------
                                     1997 (NOTE C)       1998
                                     -------------   ------------

Revenues .........................   $    666,000    $  1,308,000

Cost of sales ....................        369,000         514,000

                                     ------------    ------------

Gross profit .....................        297,000         794,000
                                     ------------    ------------

Operating expenses
  Selling, general and
    administrative expenses ......        448,000       1,031,000
  Non-cash compensation charges ..        622,000
  Depreciation and amortization ..         25,000          18,000
  Research & development .........                         50,000
                                     ------------    ------------
                                        1,095,000       1,099,000
                                     ------------    ------------

Loss from operations .............       (798,000)       (305,000)
                                     ------------    ------------
Other income and expense
  Interest income ................         21,000          29,000
                                     ------------    ------------
                                           21,000          29,000
                                     ------------    ------------

Net Loss .........................       (777,000)       (276,000)
Adjustments:
Preferred stock beneficial
  conversion feature .............                       (123,000)
Preferred stock dividend .........                        (54,000)
                                     ------------    ------------

Net loss attributable to common
  shareholders ...................   $   (777,000)   $   (453,000)
                                     ============    ============

Basic and diluted (loss)
   per common share ..............          (0.06)          (0.03)
 Weighted average shares
   outstanding - basic and diluted     13,680,627      14,291,462
                                     ============    ============


                 See accompanying notes to financial statements

                         AMERICAN BIO MEDICA CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                               FOR THE THREE MONTHS ENDED
                                                         JULY 31,
                                             ------------------------------
                                             1997 (NOTE C)         1998
                                             -------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net  Loss .................................  $  (777,000)     $  (276,000)
   Adjustments to reconcile net loss
     to net cash used in operating
     activities:
   Issuance of compensatory stock and
     stock options .........................      622,000
      Amortization and depreciation ........       25,000           18,000
      Changes in:
        Accounts receivable ................     (473,000)        (297,000)
        Inventory ..........................       69,000         (176,000)
        Prepaid expenses and other
          current assets ...................                       (88,000)
        Other assets .......................                       (12,000)
        Accounts payable and accrued
          expenses .........................     (174,000)        (203,000)
                                              -----------      -----------

        Net cash used in operating
          activities .......................     (708,000)      (1,034,000)
                                              -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property, plant and
    equipment ..............................      (24,000)        (109,000)
  Purchase of investments ..................    1,053,000
  Patent costs .............................        7,000
  Loans to officer .........................       53,000          (13,000)
                                              -----------      -----------
    Net cash provided by
      (used in) investing activities .......    1,089,000         (122,000)
                                              -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of warrants
    and options ............................       20,000            6,000
  Subscriptions receivable .................      (20,000)
                                              -----------      -----------

    Net cash provided by financing
      activities ...........................            0            6,000
                                              -----------      -----------

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS .......................      381,000       (1,150,000)

Cash and cash equivalents - beginning
  of period ................................    1,763,000        3,239,000
                                              -----------      -----------

CASH AND CASH EQUIVALENTS - END OF
  PERIOD ...................................  $ 2,144,000      $ 2,089,000
                                              ===========      ===========


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

                                                           THREE MONTHS ENDED
                                                              JULY 31,1997
                                            -------------------------------------------------
                                                                    ADJUSTMENTS
                                            --------------------------------------------------------------
                                 AS           BOOK                            GROSS PROFIT                       AS
                              REPORTED       SALES(1)   COMPENSATION(2)       PERCENTAGE(3)        OTHER      ADJUSTED
                             ----------     ----------  ---------------      ----------------     --------   ----------
Revenues ................      817,000       (79,000)                                     (4)     (72,000)     666,000

                                                                                          (4)     (32,000)
                                                                                          (5)     (53,000)
Cost Of Sales ...........      356,000       (12,000)                            117,000  (6)      (7,000)     369,000
                             ---------                                                                       ---------

Gross Profit ............      461,000                                                                         297,000
                             ---------                                                                       ---------

Selling, General &
  Administrative Expenses      414,000                       622,000                      (5)      53,000
                                                                                          (6)       6,000    1,095,000

Income (Loss) from
  operations ............       47,000                                                                        (798,000)
                             =========                                                                       ==========

Net Income (Loss) per
  share .................         0.01                                                                           (0.06)
                             =========                                                                       ==========

The following explains the principal adjustments:

(1) A revenue recognition adjustment to provide an allowance for book sales which are subject to customer acceptance and its related effect on cost of sales.

(2) Adjustments to recognize non-cash employee and consulting compensation charges in the period earned. The expenses represent the issuance of equity instruments at fair value in accordance with employment agreements.(see note K [2] )

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

      The Company's third-party claim was decided by a jury on May 5, 1997. The verdict determined that Dr. Friedenberg breached the Share Exchange Agreement, when he failed to deliver drug screening know how technology to the Company. The jury also found in favor of the Company on two of the three fraud claims against Friedenberg and awarded the Company approximately $321,000 in damages. Friedenberg's estate, just prior to the jury trial, filed a supplemental claim for the shares of the Company's stock which he would have received under the Share Exchange Agreement. The trial judge took this supplemental claim under advisement. The trial judge, on July 17, 1998, ruled that the estate of Dr. Friedenberg is entitled to 5,907,154 common shares of the Company. The Company has filed an appeal. Management of the Company in consultation with counsel is of the opinion that the trial judge's award of the shares to Dr. Friedenberg's estate will be reversed on appeal.

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


Results of operations for the three months ended July 31, 1998 as compared to the adjusted results for the three months ended July 31, 1997.
-------------------------------------------------------------------------------

      The interim Statement of Operations for the fiscal 1998 first quarter has been adjusted. See Note C to the Financial Statements. The results of operations for the fiscal year 1999 first quarter will be compared with the adjusted results of operations for the fiscal 1998 first quarter.

      During the current quarter, the Company continued its extensive program to market and distribute its primary product, the Rapid Drug Test kit. As a result, revenues from the sale of the test kits were $1,165,000 for the three months ended July 31, 1998 as compared to $635,000 for the three months ended July 31, 1997, representing an increase of $530,000 or 83.5% over the preceding year. Cost of goods sold for the three months ended July 31, 1998 was $487,000 or 41.8% of drug test revenues as compared to $345,000 or 54.3% of drug test revenues for the three months ended July 31, 1997. To further reduce this cost, the Company has undertaken to improve its manufacturing processes and expects further savings throughout the year.

     Revenues from book sales were $143,000 for the three months ended July 31, 1998 as compared to $31,000 for the three months ended July 31, 1997 representing an increase of $112,000 or 361.3%. It is anticipated that with continuing strong sales in the drug test market, book sales as a percent of overall revenue will continue to decline. Cost of goods sold for the year ended July 31, 1998 was $27,000 (18.9% of book sales) as compared to $24,000 (77.4% of book sales) for the three months ended July 31, 1997.

     General and administrative costs for the three months ended July 31, 1998 were $1,031,000, an increase of 130.1% over expenses of $448,000 for the three months ended July 31,1997. These increased general and administrative costs are undertaken to create the infrastructure necessary to meet the Company's worldwide drug test marketing and production goals. As an outgrowth of increasing drug test sales the Company expects general and administrative costs to continue to increase but at a slower rate. As a percent of sales, this cost increased 11.5% during the current year but is expected to decrease with anticipated sales growth.

     Depreciation and amortization was $18,000 and $25,000 for the three months ended July 31, 1998 and 1997 respectively.

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

     The decrease in working capital resulted from the following operating increases in accounts receivable, inventories, prepaid expenses, and decreases in accounts payable and results of operations.

     As a result of strong first quarter sales of drug test kits, accounts receivable increased $297,000 or 41.7% to $1,009,000 for the three months ended July 31, 1998 compared to $712,000 for the year ended April 30, 1998.


     Inventories rose 17.8% to $1,167,000 for the three months ended July 31, 1998 or $176,000 above $991,000 reported as of the year ended April 30, 1998.

     Prepaid expenses rose $88,000 to $112,000 for the three months ended July 31, 1998 related to expenditures for prepaid insurance, advertising and commissions.

     Account payable and accrued expenses decreased $155,000 for the three months ended July 31, 1998.

     Net (loss) from operations amounted to $(276,000) for the three months ended July 31, 1998 due to increases in selling, general and administrative expenditures related to the expansion of the Company's infrastructure .

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

      The Company's third-party claim was decided by a jury on May 5, 1997. The verdict determined that Dr. Friedenberg breached the Share Exchange Agreement, when he failed to deliver drug screening know how technology to the Company. The jury also found in favor of the Company on two of the three fraud claims against Friedenberg and awarded the Company approximately $321,000 in damages. Friedenberg's estate, just prior to the jury trial, filed a supplemental claim for the shares of the Company's stock which he would have received under the Share Exchange Agreement. The trial judge took this supplemental claim under advisement. The trial judge, on July 17, 1998, ruled that the estate of Dr. Friedenberg is entitled to 5,907,154 common shares of the Company. The Company has filed an appeal. Management of the Company in consultation with counsel is of the opinion that the trial judge's award of the shares to Dr. Friedenberg's estate will be reversed on appeal.

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



                                     AMERICAN BIO MEDICA CORPORATION
                                              (Registrant)

                                     By: /s/ Stan Cipkowski
                                         ------------------
                                         Stan Cipkowski,
                                         President and Principal
                                         Executive Officer


                                     By: /s/ John F. Murray
                                         --------------------
                                         John F. Murray,
                                         Treasurer and Principal
                                         Financial Officer


Dated: March 10, 1999