Form 10QSB/A
period 1998-10-31
AMERICAN BIO MEDICA CORP
filed 1999-03-16
CIK 896747

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

                                     PART I
                              FINANCIAL INFORMATION


Item 1. Financial Statements

     The condensed financial statements for the period ended October 31, 1998 included herein have been prepared by American Bio Medica Corporation, (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). In the opinion of management, the statements include all adjustments necessary to present fairly the financial position of the Company as of October 31, 1998 and the results of operations and cash flows for the six month periods ended October 31, 1997 and 1998.

       AMERICAN BIO MEDICA CORPORATION
                BALANCE SHEETS
  AS OF APRIL 30, 1998 AND OCTOBER 31, 1998          APRIL 30       OCTOBER 31,
                                                      1998             1998
                                                                   (UNAUDITED)
                                                   ------------    ------------
                   ASSETS
Current Assets
  Cash and cash equivalents ....................   $  3,239,000    $  1,597,000
  Accounts receivable - net of allowance .......        712,000       1,428,000
  Inventory ....................................        991,000       1,778,000
  Prepaid expenses .............................         24,000         384,000
                                                   ------------    ------------
  Total  Current assets ........................      4,966,000       5,187,000

Property, plant and equipment, net .............        147,000         320,000
Due from officer ...............................        235,000         254,000
Other assets ...................................          8,000          20,000

                                                   ------------    ------------
Total Assets ...................................   $  5,356,000    $  5,781,000
                                                   ============    ============
    LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
  Accounts payable .............................   $    322,000    $  1,043,000
  Accrued expenses .............................        164,000         131,000
                                                   ------------    ------------
 Total current liabilities .....................        486,000       1,174,000
                                                   ------------    ------------
Stockholders equity:
 Preferred stock; par value $.01 per share;
    5,000,000 shares authorized; 2,500 and
     2,298 shares Series D, 8% cumulative,
     convertible issued and Outstanding
     (face values $2,500,000 and
     $ 2,298,000) at April 30, 1998 and
     October 31, 1998 respectively ...........                0               0
 Common stock; par value $.01 per share;
   30,000,000 shares authorized; 14,282,989
   and 14,406,495 Shares issued and outstanding
   at April 30, 1998 and October 31, 1998
   respectively ................................        143,000         144,000

Additional paid-in capital .....................     12,102,000      12,206,000
Subscriptions receivable .......................         (9,000)         (9,000)
Unearned compensation ..........................        (24,000)        (24,000)
Accumulated deficit ............................     (7,342,000)     (7,710,000)
                                                   ------------    ------------
  Total stockholder's equity ...................      4,870,000       4,607,000
                                                   ------------    ------------
Total Liabilities and Stockholders Equity ......   $  5,356,000    $  5,781,000
                                                   ============    ============

                See accompanying notes to financial statements

                         AMERICAN BIO MEDICA CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   FOR THE SIX MONTHS ENDED
                                                          OCTOBER 31,
                                                -------------------------------
                                                1997 (NOTE C)          1998
                                                ------------       ------------
Revenues .................................      $  1,025,000       $  3,081,000

Cost of sales ............................           493,000          1,236,000
                                                ------------       ------------
Gross profit .............................           532,000          1,845,000
                                                ------------       ------------
Operating expenses
  Selling, general and
    administrative expenses ..............           996,000          1,984,000
  Non-cash compensation charges ..........           668,000                  0
  Depreciation and amortization ..........            51,000             43,000
  Research & development .................                 0            103,000
                                                ------------       ------------
                                                   1,715,000          2,130,000
                                                ------------       ------------
Income (loss) from operations ............        (1,183,000)          (285,000)
                                                ------------       ------------
Other income and expense
  Interest income ........................            51,000             17,000
                                                ------------       ------------
                                                      51,000             17,000
                                                ------------       ------------
Net  (loss) ..............................      $ (1,132,000)      $   (268,000)

Adjustments:
Preferred stock beneficial
  conversion feature .....................                             (123,000)
Preferred stock dividend .................                              (99,000)
                                                ------------       ------------
Net loss attributable to common
 shareholders ............................      $ (1,132,000)      $   (490,000)
                                                ============       ============
Basic and diluted (loss)
 per common share ........................      $      (0.08)      $      (0.03)

 Weighted average shares outstanding -
   basic and diluted .....................        13,718,265         14,346,669
                                                ============       ============

           See accompanying notes to financial statements

                         AMERICAN BIO MEDICA CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 FOR THE THREE MONTHS ENDED
                                                          OCTOBER 31,
                                                -------------------------------
                                                1997 (NOTE C)          1998
                                                ------------       ------------
Revenues .................................      $    359,000       $  1,773,000

Cost of sales ............................           124,000            722,000
                                                ------------       ------------
Gross profit .............................           235,000          1,051,000
                                                ------------       ------------
Operating expenses
  Selling, general and
    administrative expenses ..............           548,000            953,000
  Non-cash compensation charges ..........            46,000
  Depreciation and amortization ..........            26,000             25,000
  Research & development .................                               52,000
                                                ------------       ------------
                                                     620,000          1,030,000
                                                ------------       ------------
Income (loss) from operations ............          (385,000)            21,000
                                                ------------       ------------
Other income and expense
  Interest income (expense) ..............            29,000            (12,000)
                                                ------------       ------------
                                                      29,000            (12,000)
                                                ------------       ------------
Net income (loss) ........................      $   (356,000)      $      9,000

Adjustments:
  Preferred stock dividend ...............              --              (45,000)
                                                ------------       ------------
Net loss attributable to common
  shareholders ...........................      $   (356,000)      $    (36,000)
                                                ============       ============
Basic and diluted (loss)
   per common share ......................      $      (0.03)      $      (0.00)

 Weighted average shares
   outstanding - basic and diluted .......        13,718,265         14,346,669
                                                ============       ============

           See accompanying notes to financial statements

                    AMERICAN BIO MEDICA CORPORATION
                        STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                                    FOR THE SIX MONTHS ENDED
                                                           OCTOBER 31,
                                                   ----------------------------
                                                   1997(NOTE C)        1998
                                                   -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net  (loss) .................................     $(1,132,000)     $  (268,000)
  Adjustments to reconcile net loss
   to net cash used in operating
   activities:
    Amortization and depreciation ............          51,000           43,000
    Issuance of compensating
      stock/options ..........................         668,000
    Changes in:
     Accounts receivable .....................        (479,000)        (716,000)
     Inventory ...............................        (203,000)        (787,000)
     Prepaid expenses and other current
       assets ................................         (24,000)        (360,000)
     Other assets ............................          33,000          (12,000)
     Accounts payable and accrued
       expenses ..............................        (200,000)         588,000
                                                   -----------      -----------
      Net cash used in operating
        activities ...........................      (1,286,000)      (1,520,000)
                                                   -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property, plant and
    equipment ................................         (73,000)        (217,000)
  Purchase of investments ....................         (24,000)            --
  Loans to officer ...........................            --            (19,000)
                                                   -----------      -----------
    Net cash
      used in investing activities ...........         (97,000)        (236,000)
                                                   -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of warrants
   and options ...............................         983,000          105,000
                                                   -----------      -----------
    Net cash provided by financing
      activities .............................         983,000          105,000
                                                   -----------      -----------
NET DECREASE IN CASH AND
    CASH EQUIVALENTS .........................        (400,000)      (1,642,000)

Cash and cash equivalents - beginning
  of period ..................................       1,763,000        3,239,000
                                                   -----------      -----------
CASH AND CASH EQUIVALENTS - END OF
  PERIOD .....................................     $ 1,363,000      $ 1,597,000
                                                   ===========      ===========

             See accompanying notes to financial statements

Notes to Financial Statements

                             October 31, 1998

Note A - Basis of Reporting

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of American Bio Medica Corporation (the "Company")at October 31, 1998, and the results of its operations, and cash flows for the six-month period then ended. The results of operations for the six-month period ended October 31, 1998 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended April 30, 1998 included in the Company's Form 10-KSB.


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

                                                           THREE MONTHS ENDED
                                                            OCTOBER 31,1997
                                            -------------------------------------------------
                                                                    ADJUSTMENTS
                                            --------------------------------------------------------------
                                 AS           BOOK                            GROSS PROFIT                       AS
                              REPORTED       SALES(1)   COMPENSATION(2)       PERCENTAGE(3)        OTHER      ADJUSTED
                             ----------     ----------  ---------------      ----------------     --------   ----------
Revenues ................      457,000       (97,000)                                     (4)      (1,000)     359,000

                                                                                          (5)     (58,000)
Cost Of Sales ...........      145,000       (15,000)                             58,000  (6)      (6,000)     124,000
                             ---------                                                                       ---------
Gross Profit ............      312,000                                                                         235,000
                             ---------                                                                       ---------
                                                                                          (5)      58,000
                                                                                          (7)      53,000
                                                                                          (8)      18,000
Selling, General &                                                                        (6)      17,000
  Administrative Expenses      425,000                        46,000                      (6)       3,000      620,000
                             ---------                                                                       ---------
Loss from operations ....     (113,000)                                                                       (385,000)
                             =========                                                                       ==========
Net Loss per share ......        (0.01)                                                                           (0.03)
                             =========                                                                       ==========
                                                             SIX MONTHS ENDED
                                                             OCTOBER 31,1997
                                            -------------------------------------------------
                                                                    ADJUSTMENTS
                                            --------------------------------------------------------------
                                 AS           BOOK                            GROSS PROFIT                       AS
                              REPORTED       SALES(1)   COMPENSATION(2)       PERCENTAGE(3)        OTHER      ADJUSTED
                             ----------     ----------  ---------------      ----------------     --------   ----------
Revenues ................    1,274,000      (176,000)                                             (73,000)   1,025,000
Cost Of Sales ...........      501,000       (27,000)                            175,000         (156,000)     493,000
                             ---------                                                                       ---------
Gross Profit ............      773,000                                                                         532,000
                             ---------                                                                       ---------
Selling, General &
  Administrative Expenses      839,000                       668,000                              208,000    1,715,000
                             ---------                                                                       ---------
Income (Loss) from
  operations ............      (66,000)                                                                      (1,183,000)
                             =========                                                                       ==========
Net Income (Loss) per
  share .................        (0.00)                                                                           (0.09)
                             =========                                                                       ==========

The following explains the principal adjustments:

(1) A revenue recognition adjustment to provide an allowance for book sales which are subject to customer acceptance and its related effect on cost of sales.

(2) Adjustments to recognize non-cash employee and consulting compensation charges in the period earned. The expenses represent the issuance of equity instruments at fair value in accordance with employment agreements. (see note K 2)

(3) The gross profit percentages have been recalculated to correspond with inventory adjustments, drug test samples and the timing of revenue recognition.

(4) Adjustment to reverse consignment sale of drug test kits and related cost of sales.
(5)  Reclassification of drug test samples from cost of sales to Selling
     Expense.
(6)  Other minor adjustments.
(7)  Write-off of investor relations supplies and expense.
(8)  Earned employee bonuses.
(9)  Allocation of bad debt accrual.

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


Results of operations for the six months ended October 31, 1998 as compared to the six months ended October 31, 1997 as amended.
--------------------------------------------------------------------------------

      The interim Statement of Operations for the six months ended October 31, 1998 and the fiscal 1998 second quarter have been adjusted. See Note C to the Financial Statements. The results of operations for the six months ended October 31, 1998 and the fiscal 1999 second quarter will be compared with the adjusted results of operations for the fiscal 1998 second quarter.

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

      Revenues from book sales were $349,000 for the six months ended October 31, 1998 as compared to $88,000 for the six months ended October 31, 1997 (as adjusted, see Note C to the Financial Statements) representing an increase of $261,000 or 296.6%. It is anticipated that with continuing strong sales in the drug test market, book sales as a percent of overall revenue will continue to decline. Cost of goods sold for the six months ended October 31, 1998 was $66,000 (19.0% of book sales)as compared to $54,000 (61.4% of book sales)for the six months ended October 31, 1997.

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

      The decrease in working capital resulted from a decrease in cash and accounts payable offset by increases in accounts receivable, inventories, and prepaid expenses.

      As a result of strong six month sales of drug test kits, accounts receivable increased $716,000 or 100.6% to $1,428,000 for the six months ended October 31, 1998 compared to $712,000 for the year ended April 30, 1998.

      Due to increased sales and to obtain favorable prices on bulk purchases, inventories rose 79.4% to $1,778,000 for the six months ended October 31, 1998 or $787,000 above $991,000 reported as of the six months ended October 31,1997.

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