Form 10QSB
period 1999-01-31
AMERICAN BIO MEDICA CORP
filed 1999-03-17
CIK 896747

U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C. 20549
                                    FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended January 31, 1999.


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

     14,875,190 Common Shares as of March 1,1999



     Transitional Small Business Disclosure Format Yes [ ] No [X]

                                     PART I
                              FINANCIAL INFORMATION

          AMERICAN BIO MEDICA CORPORATION
                   BALANCE SHEETS
     AS OF APRIL 30, 1998 AND JANUARY 31, 1999       APRIL 30     JANUARY 31,
                                                       1998          1999
                                                                  (UNAUDITED)
                                                   ------------    ------------
                      ASSETS

Current Assets
  Cash and cash equivalents ....................      3,239,000    $  1,172,000
  Accounts receivable - net of allowance .......        712,000       1,204,000
  Loan receivable ..............................              0          60,000
  Inventory ....................................        991,000       1,439,000
  Prepaid expenses .............................         24,000         224,000
                                                   ------------    ------------
  Total  Current assets ........................      4,966,000       4,099,000

Property, plant and equipment, net .............        147,000         302,000
Due from officer ...............................        235,000         275,000
Other assets ...................................          8,000          14,000

                                                   ============    ============
Total Assets ...................................      5,356,000    $  4,690,000
                                                   ============    ============

       LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
  Accounts payable .............................        322,000    $    609,000
  Accrued expenses .............................        164,000          78,000
                                                   ------------    ------------
 Total current liabilities .....................        486,000         687,000
                                                   ------------    ------------

Stockholders equity:
 Preferred stock; par value $.01 per share;
    5,000,000 shares authorized; 2,500
    and 1,500 shares Series D, 8%
    cumulative, convertible
    issued and outstanding (face values
    $2,500,000 and $1,500,000)
    at  April 30, 1998 and January 31, 1999
    respectively ...............................              0               0
 Common stock; par value $.01 per share;
    30,000,000 shares authorized; 14,282,989 and
    14,875,190 shares issued and outstanding
    at April 30, 1998 and January 31, 1999
    respectively ...............................        143,000         149,000

Additional paid-in capital .....................     12,102,000      12,201,000
Subscriptions receivable .......................         (9,000)         (9,000)
Unearned compensation ..........................        (24,000)        (24,000)
Accumulated deficit ............................     (7,342,000)     (8,314,000)
                                                   ------------    ------------
  Total stockholder's equity ...................      4,870,000       4,003,000
                                                   ------------    ------------

                                                   ============    ============
Total Liabilities and Stockholders Equity ......      5,356,000    $  4,690,000
                                                   ============    ============

               See accompanying notes to financial statements

                       AMERICAN BIO MEDICA CORPORATION
                           STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                             FOR THE NINE MONTHS ENDED
                                                    JANUARY 31,
                                          ----------------------------
                                          1998 (NOTE C)        1999
                                          -------------   ------------

Revenues ..............................   $  1,405,000    $  5,142,000

Cost of sales .........................        664,000       2,319,000
                                          ------------    ------------

Gross profit ..........................        741,000       2,823,000
                                          ------------    ------------

Operating expenses
  Selling, general and
administrative expenses ...............      2,032,000       3,374,000
  Non-cash compensation charges .......        722,000               0
  Depreciation and amortization .......         77,000          66,000
  Research and development ............         96,000         266,000
  Write-off of bad debts ..............         34,000               0
                                          ------------    ------------

                                             2,961,000       3,706,000
                                          ------------    ------------

Loss from operations ..................     (2,220,000)       (883,000)
                                          ------------    ------------

Other income and expense
  Interest income .....................         85,000          47,000

                                          ------------    ------------
                                                85,000          47,000
                                          ------------    ------------

Net loss ..............................   $ (2,135,000)   $   (836,000)

Adjustments:
Preferred stock beneficial
conversion feature ....................                       (123,000)
Preferred stock dividend ..............                       (136,000)
                                          ------------    ------------

Net loss attributable to common
shareholders ..........................   $ (2,135,000)   $ (1,095,000)
                                          ============    ============

Basic and diluted (loss)
   per common share ...................   $      (0.16)   $      (0.08)

 Weighted average shares
outstanding ...........................
     basic and diluted ................     13,737,781      14,454,883
                                          ============    ============

               See accompanying notes to financial statements

                  AMERICAN BIO MEDICA CORPORATION
                      STATEMENTS OF OPERATIONS
                            (UNAUDITED)

                                                  FOR THE THREE MONTHS ENDED
                                                        JANUARY 31,
                                               --------------------------------
                                               1998 (NOTE C)          1999
                                               --------------     -------------

Revenues .................................      $    380,000       $  2,061,000

Cost of sales ............................           171,000          1,083,000
                                                ------------       ------------

Gross profit .............................           209,000            978,000
                                                ------------       ------------

Operating expenses
  Selling, general and
administrative expenses ..................         1,053,000          1,345,000
  Non-cash compensation charges ..........            54,000
  Depreciation and amortization ..........            26,000             22,000
  Research and development ...............            96,000            163,000
  Write-off of bad debts .................            17,000             45,000
                                                ------------       ------------

                                                   1,246,000          1,575,000
                                                ------------       ------------

Income (loss) from operations ............        (1,037,000)          (597,000)
                                                ------------       ------------

Other income and expense
  Interest income ........................            34,000             30,000

                                                ------------       ------------
                                                      34,000             30,000
                                                ------------       ------------

Net income (loss) ........................      $ (1,003,000)      $   (567,000)

Adjustments:
Preferred stock dividend .................                              (37,000)
                                                ------------       ------------

Net loss attributable to common
shareholders .............................      $ (1,003,000)      $   (604,000)
                                                ============       ============

Basic and diluted (loss)
   per common share ......................      $      (0.07)      $      (0.04)

 Weighted average shares
outstanding ..............................
     basic and diluted ...................        13,737,781         14,454,883
                                                ============       ============

                 See accompanying notes to financial statements

                 AMERICAN BIO MEDICA CORPORATION
                     STATEMENTS OF CASH FLOWS
                           (UNAUDITED)

                                                       FOR THE NINE MONTHS
                                                              ENDED
                                                            JANUARY 31,
                                                  -----------------------------
                                                  1998 (NOTE C)         1999
                                                  ------------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net profit (loss) ...........................     $(2,135,000)     $  (836,000)
  Adjustments to reconcile net loss
   to net cash used in operating
activities:
    Amortization and depreciation ............          77,000           66,000
    Compensatory stock and stock
options ......................................         722,000
    Changes in:
     Accounts receivable .....................        (388,000)        (492,000)
     Loan receivable .........................         (17,000)         (60,000)
     Inventory ...............................        (106,000)        (448,000)
     Prepaid expenses and other
current assets ...............................         (10,000)        (200,000)
     Other assets ............................          50,000           (6,000)
     Accounts payable and accrued
expenses .....................................        (202,000)         164,000
                                                   -----------      -----------

      Net cash used in operating
activities ...................................      (2,009,000)      (1,812,000)
                                                   -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property, plant and
equipment ....................................         (99,000)        (221,000)
  Purchase of investments
  Loans to officer ...........................         102,000          (40,000)
                                                   -----------      -----------
    Net cash provided by
      (used in) investing activities .........           3,000         (261,000)
                                                   -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of warrants
and options ..................................       1,378,000            6,000
  Subscriptions receivable ...................         (30,000)
                                                   -----------      -----------

    Net cash provided by financing
activities ...................................       1,348,000            6,000
                                                   -----------      -----------

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS .........................        (658,000)      (2,067,000)

Cash and cash equivalents - beginning
of period ....................................       2,816,000        3,239,000
                                                   -----------      -----------

CASH AND CASH EQUIVALENTS - END OF
PERIOD .......................................     $ 2,158,000      $ 1,172,000
                                                   ===========      ===========

                 See accompanying notes to financial statements

Notes to Financial Statements
                                January 31, 1999

Note A - Basis of Reporting

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of American Bio Medica Corporation (the "Company") at January 31, 1999, and the results of its operations, and cash flows for the nine-month period then ended. The results of operations for the nine-month period ended January 31, 1999 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended April 30, 1998 included in the Company's Form 10-KSB/A-1.


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

Note C - Restatement of Prior Year Quarterly Statements of Operations

The Company is recording adjustments which effect prior interim accounting periods of the fiscal year ended April 30, 1998 fiscal year as indicated below.

                                                                Three Months Ended
                                                                 January 31,1998
                                       ---------------------------------------------------------------------
                                                                    Adjustments
                                       ---------------------------------------------------------------------

                          As             Book        Compen-       Gross Profit                        As
                       Reported         Sales (1)    sation (2)    Percentage (3)  Other            Adjusted
                       ---------------------------------------     -----------------------------------------
Revenues ...........      500,000      (120,000)         --           --              --             380,000
Cost Of Sales ......      174,000       (18,000)         --         66,000      (5)(51,000)          171,000
                       ----------                                                                 ----------
Gross Profit .......      326,000          --            --           --              --             209,000
                       ----------                                                                 ----------
                             --            --            --           --        (5) 51,000              --
                             --            --            --           --        (7) 69,000              --
                             --            --            --           --        (8) 25,000              --
                             --            --            --           --        (9) 17,000              --
                                                         --           --        (10(48,000)             --
Selling, General & .         --            --            --           --        (11)20,000              --
Administrative
Expenses ...........      959,000          --           54,000        --         (6) 3,000         1,150,000
Research And
Development ........       48,000          --            --           --        (10)48,000            96,000

                       ==========                                                                 ==========
Loss from operations     (681,000)         --            --           --              --          (1,037,000)
                       ==========                                                                 ==========

Net  Loss  per share        (0.05)         --            --           --              --               (0.07)
                       ==========                                                                 ==========

                                                              Nine Months Ended
                                                               January 31,1998
                                          -----------------------------------------------------
                                                       Adjustments
                                          -----------------------------------------------------
                          As               Book         Compen-      Gross Profit                      As
                       Reported           Sales (1)     sation (2)   Percentage (3)     Other       Adjusted
                       ------------------------------------------------------------  ------------------------
Revenues .............  1,774,000         (296,000)        --              --           (73,000)    1,405,000
Cost Of Sales ........    675,000          (45,000)        --           241,000        (207,000)      664,000
                       ----------                                                                   ---------
Gross Profit .........  1,099,000             --           --              --              --         741,000
                       ----------                                                                   ---------

Selling, General &
Administrative
Expenses .............  1,798,000             --        722,000            --           345,000     2,865,000
Research And
Development ..........     48,000             --           --              --            48,000        96,000
                       ----------                                                                   ---------
Loss from operations .   (747,000)            --           --              --              --      (2,220,000)
                       ==========                                                                   =========

Net  Loss  per share .      (0.05)            --           --              --              --           (0.16)
                       ==========                                                                  ==========

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


     Results of operations for the nine months ended January 31, 1999 as compared to the nine months ended January 31, 1998 as amended.
--------------------------------------------------------------------------------

      The interim Statement of Operations for the nine months ended January 31, 1998 and the fiscal 1998 third quarter have been adjusted. See Note C to the Financial Statements. The results of operations for the nine months ended January 31, 1999 and the fiscal 1999 third quarter will be compared with the adjusted results of operations for the fiscal 1998 third quarter.

      During the nine months ended January 31, 1999, the Company continued its extensive program to market and distribute its primary product, the Rapid Drug Screen(TM). As a result, revenues from the sale of the test kits were $4,643,000 for the nine months ended January 31, 1999 as compared to $1,293,000 for the nine months ended January 31, 1998 (as adjusted, see Note C to Notes to Financial Statements), representing an increase of $3,350,000 or 259.1% over the preceding year. Cost of goods sold for the nine months ended January 31, 1999 was $2,225,000 or 47.9% of drug test revenues as compared to $577,000 or 44.6% of drug test revenues for the nine months ended January 31, 1998. To further reduce this cost, the Company continues to improve its manufacturing processes and expects further savings during the remainder of the year.

      Revenues from book sales were $499,000 for the nine months ended January 31, 1999 as compared to $113,000 for the nine months ended January 31, 1998 representing an increase of $386,000 or 341.6%. It is anticipated that with continuing strong sales in the drug test market, book sales as a percent of overall revenue will continue to decline. Cost of goods sold for the nine months ended January 31, 1999 was $94,000 (18.8% of book sales)as compared to $87,000 (77.0% of book sales)for the nine months ended January 31, 1998.

      General and administrative costs for the nine months ended January 31, 1999 were $3,374,000, an increase of 66.0% over expenses of $2,032,000 for the nine months ended January 31, 1998. These increased general and administrative costs were undertaken to create the infrastructure necessary to meet the Company's worldwide drug test marketing and production goals. As an outgrowth of increasing drug test sales the Company expects general and administrative costs to continue to increase but at a slower rate. As a percent of sales, this cost decreased 78.9% during the current year and is expected to continue it's decrease with anticipated sales growth.

      Depreciation and amortization was $66,000 and $77,000 for the nine months ended January 31, 1999 and 1998 respectively.

      Research and development expense amounted to $266,000 for the nine months ended January 31, 1999. This represents management's continued emphasis on the development of both new products and improved methods to reduce the costs of the drug testing delivery system.

      Net (loss) from operations amounted to $(836,000) for the nine months ended January 31, 1999 due to increases in selling, general and administrative expenditures related to the expansion of the company's infrastructure.

Results of operations for the three months ended January 31, 1999 as compared to the three months ended January 31, 1998 as amended.
--------------------------------------------------------------------------------

      Revenues from the sale of the Rapid Drug Screen were $1,912,000 for the three months ended January 31, 1999 as compared to $355,000 for the three months ended January 31, 1998 (as adjusted, see Note C to Notes to Financial Statements), representing an increase of $1,557,000 or 438.6% over the preceding year. Cost of goods sold for the three months ended January 31, 1999 amounted to $1,055,000 or 55.2% of drug screen revenues as compared to $138,000 or 38.9% of drug screen revenues for the three months ended January 31, 1998.

      Revenues from book sales were $149,000 for the three months ended January 31, 1999 as compared to $25,000 for the three months ended January 31, 1998 representing an increase of $124,000 or 496.0%. Cost of goods sold for the three months ended January 31, 1999 amounted to $28,000 (18.8% of book sales) as compared to $33,000 (132.0% of book sales) for the three months ended January 31, 1998.

      General and administrative costs for the three months ended January 31, 1999 Amounted to $1,345,000, an increase of 27.8% over expenses of $1,053,000 for the three months ended January 31, 1998. As a percent of sales, this cost decreased 211.5% during the current year and is expected to continue it's decrease with anticipated sales growth.

      Depreciation and amortization was $22,000 and $26,000 for the three months ended January 31, 1999 and 1998 respectively.

      Research and development expense amounted to $163,000 for the three months ended January 31, 1999, continuing management's emphasis on the development of both new products and improved methods of production.

      Net (loss) from operations amounted to $(567,000) for the three months ended January 31, 1999 as compared to a net (loss) of $(1,003,000) for the three months ended January 31, 1998.

     Liquidity and capital resources as of the end of the nine months ended January 31, 1999.
--------------------------------------------------------------------------------
      The Company's cash and cash equivalents amounted to $1,172,000 at January 31, 1999 representing a decrease of $2,067,000 or 63.8% over $3,239,000 for the year ended April 30, 1998. Working capital decreased $1,068,000 or 23.8% over $4,480,000 recorded for the year ended April 30, 1998.

      The decrease in working capital resulted from an increase in accounts payable offset by increases in accounts and loan receivables, inventories, and prepaid expenses.

      As a result of strong nine month sales of the Rapid Drug Screen, accounts receivable increased $492,000 or 69.3% to $1,204,000 for the nine months ended January 31, 1999 compared to $712,000 for the year ended April 30, 1998.


      Due to increased sales and to obtain favorable prices on bulk purchases, inventories rose 45.2% to $1,439,000 for the nine months ended January 31, 1999 or $448,000 above $991,000 reported as of the nine months ended January 31, 1998.

      Prepaid expenses primarily for future trade shows and conferences rose $200,000 to $224,000 for the nine months ended January 31, 1999.

      Accounts payable and accrued expenses increased $201,000 for the nine months ended January 31, 1999 due primarily to increased inventory requirements.

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







Dated: March 16, 1999