Form 10QSB/A
period 1998-10-31
AMERICAN BIO MEDICA CORP
filed 1999-06-04
CIK 896747

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                 FORM 10-QSB/A-2

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

                  AMERICAN BIO MEDICA CORPORATION
                           BALANCE SHEETS
             AS OF APRIL 30, 1998 AND OCTOBER 31, 1998


                                                                                                    OCTOBER 31
                                                                                      APRIL 30         1998
                                                                                       1998         (UNAUDITED)
                                                                                   ------------    -------------
                             ASSETS

Current Assets
  Cash and cash equivalents                                                        $  3,239,000    $  1,597,000
  Accounts receivable - net of allowance                                                712,000       1,428,000
  Inventory                                                                             991,000       1,778,000
  Prepaid expenses                                                                       24,000         384,000

                                                                                   ------------    ------------
  Total  Current Assets                                                               4,966,000       5,187,000

Property, plant and equipment, net                                                      147,000         320,000
Due from officer                                                                        235,000         254,000
Other assets                                                                              8,000          20,000

                                                                                   ------------    ------------

Total Assets                                                                       $  5,356,000    $  5,781,000
                                                                                   ============    ============

              LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
  Accounts payable                                                                 $    322,000    $  1,043,000
  Accrued expenses                                                                      164,000         291,000

                                                                                   ------------    ------------
 Total Current Liabilities                                                              486,000       1,334,000
                                                                                   ------------    ------------

Stockholders Equity:
 Preferred stock; par value $.01 per share; 5,000,000 shares authorized; 2,500 and 2,298 shares Series D, 8% cumulative, convertible issued and Outstanding
    (face values $2,500,000 and $2,298,000)
     at April 30, 1998 and October 31, 1998 respectively                                      0               0
 Common stock; par value $.01 per share;
   30,000,000 shares authorized; 14,282,989 and 14,406,495
    Shares issued and outstanding at
     April 30, 1998 and October 31, 1998 respectively                                   143,000         144,000

Additional paid-in capital                                                           12,102,000      12,206,000
Subscriptions receivable                                                                 (9,000)         (9,000)
Unearned compensation                                                                   (24,000)        (24,000)
Accumulated deficit                                                                  (7,342,000)     (7,870,000)

                                                                                   ------------    ------------
  Total Stockholder's Equity                                                          4,870,000       4,447,000
                                                                                   ------------    ------------

Total Liabilities and Stockholders Equity                                          $  5,356,000    $  5,781,000
                                                                                   ============    ============



                 See accompanying notes to financial statements

                         AMERICAN BIO MEDICA CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                   FOR THE SIX MONTHS ENDED
                                                         OCTOBER 31,
                                                 -----------------------------
                                                  1997 (NOTE C)      1998
                                                 --------------  -------------
Revenues                                         $  1,025,000    $  3,081,000

Cost of sales                                         493,000       1,236,000
                                                 ------------    ------------

Gross profit                                          532,000       1,845,000
                                                 ------------    ------------

Operating expenses
  Selling, general and administrative expenses        996,000       1,984,000
  Non-cash compensation charges                       668,000               0
  Depreciation and amortization                        51,000          43,000
  Research & development                                    0         103,000
                                                 ------------    ------------

                                                    1,715,000       2,130,000
                                                 ------------    ------------

Income (loss) from operations                      (1,183,000)       (285,000)
                                                 ------------    ------------

Other income and expense
  Interest income                                      51,000          17,000


                                                 ------------    ------------

                                                       51,000          17,000
                                                 ------------    ------------

Net(loss)                                        $ (1,132,000)   $   (268,000)

Adjustments:
Preferred stock beneficial conversion feature                        (123,000)
Preferred stock dividend, including late fee                         (259,000)
                                                 ------------    ------------

Net loss attributable to common shareholders     $ (1,132,000)   $   (650,000)
                                                 ============    ============

Basic and diluted (loss)
   per common share (Note D)                     $      (0.08)   $      (0.05)

 Weighted average shares outstanding -
     basic and diluted                             13,718,265      14,346,669
                                                 ============    ============



                 See accompanying notes to financial statements

                         AMERICAN BIO MEDICA CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                   FOR THE THREE MONTHS ENDED
                                                           OCTOBER 31,
                                                 ----------------------------
                                                 1997 (NOTE C)       1998
                                                 -------------   ------------
Revenues                                         $    359,000    $  1,773,000

Cost of sales                                         124,000         722,000
                                                 ------------    ------------

Gross profit                                          235,000       1,051,000
                                                 ------------    ------------

Operating expenses
  Selling, general and administrative expenses        548,000         953,000
  Non-cash compensation charges                        46,000
  Depreciation and amortization                        26,000          25,000
  Research & development                                               52,000
                                                 ------------    ------------

                                                      620,000       1,030,000
                                                 ------------    ------------

Income (loss) from operations                        (385,000)         21,000
                                                 ------------    ------------

Other income and expense
  Interest income (expense)                            29,000         (12,000)


                                                 ------------    ------------

                                                       29,000         (12,000)
                                                 ------------    ------------

Net income (loss)                                $   (356,000)   $      9,000

Adjustments:
Preferred stock dividend, including late fee                         (205,000)
                                                 ------------    ------------

Net loss attributable to common shareholders     $   (356,000)   $   (196,000)
                                                 ============    ============

Basic and diluted (loss)
   per common share (Note D)                     $      (0.03)   $      (0.01)

 Weighted average shares outstanding -
     basic and diluted                             13,718,265      14,346,669
                                                 ============    ============



                 See accompanying notes to financial statements

                         AMERICAN BIO MEDICA CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                     FOR THE SIX MONTHS ENDED
                                                            OCTOBER 31,
                                                   ----------------------------
                                                   1997 (NOTE C)       1998
                                                   ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net  (loss)                                       $(1,132,000)   $  (268,000)
  Adjustments to reconcile net loss
   to net cash used in operating activities:
    Amortization and depreciation                       51,000         43,000
    Issuance of compensating stock/options             668,000
    Changes in:
     Accounts receivable                              (479,000)      (716,000)
     Inventory                                        (203,000)      (787,000)
     Prepaid expenses and other current assets         (24,000)      (360,000)
     Other assets                                       33,000        (12,000)
     Accounts payable and accrued expenses            (200,000)       588,000
                                                   -----------    -----------

      Net cash used in operating activities         (1,286,000)    (1,520,000)
                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property, plant and equipment            (73,000)      (217,000)
  Purchase of investments                              (24,000)
  Loans to officer                                                    (19,000)
                                                   -----------    -----------


Net cash used in investing activities                  (97,000)      (236,000)
                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of warrants and options       983,000        105,000
                                                   -----------    -----------

    Net cash provided by financing activities          983,000        105,000

                                                   -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS             (400,000)    (1,642,000)

Cash and cash equivalents - beginning of period      1,763,000      3,239,000
                                                   -----------    -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD          $ 1,363,000    $ 1,597,000
                                                   ===========    ===========



                See accompanying notes to financial statements

Notes to Financial Statements
                                         October 31, 1998

Note A - Basis of Reporting

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting of normal recurring items and see Note D) which are considered necessary for a fair presentation of the financial position of American Bio Medica Corporation (the "Company") at October 31, 1998, and the results of its operations, and cash flows for the six-month period then ended. The results of operations for the six-month period ended October 31, 1998 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended April 30, 1998 included in the Company's Form 10-KSB.


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


                                                          Three Months Ended
                                                           October 31,1997
                                         -------------------------------------------
                                                            Adjustments
                                         --------------------------------------------------------------
                                As         Book       Compen-       Gross Profit                           As
                             Reported    Sales (1)   sation (2)     Percentage (3)             Other     Adjusted
                           ---------------------------------------------------------    -----------------------------
Revenues                         457,000  (97,000)                                      (4)    (1,000)        359,000

                                                                                        (5)   (58,000)
Cost Of Sales                    145,000  (15,000)                           58,000     (6)    (6,000)        124,000
                           -------------                                                                    ---------
Gross Profit                     312,000                                                                      235,000
                           -------------                                                                    ---------

                                                                                        (5)     58,000
                                                                                        (7)     53,000
                                                                                        (8)     18,000
Selling, General &                                                                      (9)     17,000
Administrative Expenses          425,000                    46,000                      (6)      3,000        620,000
                           -------------                                                                    ---------
Loss from operations            (113,000)                                                                    (385,000)
                           =============                                                                    =========

Net  Loss  per share               (0.01)                                                                       (0.03)
                           =============                                                                    =========




                                                           Six Months Ended
                                                           October 31,1997
                                         -------------------------------------------
                                                          Adjustments
                                         --------------------------------------------------------------
                                As         Book        Compen-       Gross Profit                           As
                             Reported    Sales (1)    sation (2)     Percentage (3)             Other     Adjusted
                           ---------------------------------------------------------    -----------------------------
Revenues                       1,274,000 (176,000)                                            (73,000)     1,025,000
Cost Of Sales                    501,000  (27,000)                          175,000          (156,000)       493,000
                             -----------                                                                  ----------
Gross Profit                     773,000                                                                     532,000
                             -----------                                                                  ----------

Selling, General &
Administrative Expenses          839,000                   668,000                             208,000     1,715,000
                             ===========                                                                  ==========
Loss from operations             (66,000)                                                                 (1,183,000)
                             ===========                                                                  ==========

Net Income (Loss) per share         0.00                                                                       (0.09)
                             ===========                                                                  ==========


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

(8)  Earned employee bonuses.

(9)  Allocation of bad debt accrual.


Note D - Registration Rights Agreement Penalty

Pursuant to the Registration Rights Agreement dated April 24, 1998 between CC Investments, LDC and the Company entered into in connection with the issuance by the Company of its Series D Preferred Shares, the Company incurred a late registration penalty amounting to $160,000 in the three months ended October 31, 1998. This penalty, which has not been previously accrued, has been recorded as a preferred stock dividend and resulted in the following adjustments:



                                               FOR THE SIX MONTHS ENDED              FOR THE THREE MONTHS ENDED
                                                   OCTOBER 31, 1998                       OCTOBER 31, 1998
                                                   ----------------                       ----------------
                                           AS PREVIOUSLY            AS            AS PREVIOUSLY            AS
                                             REPORTED            ADJUSTED            REPORTED           ADJUSTED
                                             --------            --------            --------           --------
Net loss attributable to
   common shareholders                  $      (490,000)     $     (650,000)    $       (36,000)    $     (196,000)
Basis and diluted
   (loss) per common share              $         (0.03)     $        (0.05)    $         (0.00)    $        (0.01)


Note E - Litigation

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

     Liquidity and capital resources as of the end of the six months ended October 31, 1998.
--------------------------------------------------------------------------------

         The Company's cash and cash equivalents amounted to $1,597,000 for the six months ended October 31, 1998 representing a decrease of $1,642,000 or 50.7% over $3,239,000 for the year ended April 30, 1998. Working capital decreased $627,000 or 14.0% over $4,480,000 recorded for the year ended April 30, 1998.

         The decrease in working capital resulted from a decrease in cash, accounts payable and accrued expenses offset by increases in accounts receivable, inventories, and prepaid expenses.

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




                                    AMERICAN BIO MEDICA CORPORATION
                                        (Registrant)

                                     By: /s/Stan Cipkowski
                                         ---------------------------------------
                                         Stan Cipkowski,
                                         President and Principal
                                         Executive Officer


                                     By: /s/John F. Murray
                                         ---------------------------------------
                                         John F. Murray,
                                         Treasurer and Principal
                                         Financial Officer







Dated: June 4, 1999