Form 10QSB/A
period 1999-01-31
AMERICAN BIO MEDICA CORP
filed 1999-06-04
CIK 896747

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

     14,875,190 Common Shares as of March 1, 1999



     Transitional Small Business Disclosure Format Yes [ ] No [X]

                                     PART I
                              FINANCIAL INFORMATION

                      AMERICAN BIO MEDICA CORPORATION
                               BALANCE SHEETS
                 AS OF APRIL 30, 1998 AND JANUARY 31, 1999


                                                                                             JANUARY 31
                                                                                APRIL 30        1999
                                                                                  1998       (UNAUDITED)
                                                                             -------------   -----------
                                  ASSETS

Current Assets
  Cash and cash equivalents                                                  $  3,239,000    $  1,172,000
  Accounts receivable - net of allowance                                          712,000       1,204,000
  Loan receivable                                                                       0          60,000
  Inventory                                                                       991,000       1,439,000
  Prepaid expenses                                                                 24,000         224,000
                                                                             ------------    ------------
  Total  Current Assets                                                         4,966,000       4,099,000

Property, plant and equipment, net                                                147,000         302,000
Due from officer                                                                  235,000         275,000
Other assets                                                                        8,000          14,000

                                                                             ------------    ------------
Total Assets                                                                 $  5,356,000    $  4,690,000
                                                                             ============    ============

                   LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
  Accounts payable                                                           $    322,000    $    609,000
  Accrued expenses                                                                164,000         463,000
                                                                             ------------    ------------
 Total Current Liabilities                                                        486,000       1,072,000
                                                                             ------------    ------------

Stockholders Equity:
 Preferred stock; par value $.01 per share;
    5,000,000 shares authorized;
    2,500 and 1,500 shares Series D, 8% cumulative, convertible issued and outstanding (face values $2,500,000 and $1,500,000)
    at  April 30, 1998 and January 31, 1999 respectively                                0               0
 Common stock; par value $.01 per share;
   30,000,000 shares authorized; 14,282,989 and 14,875,190
    shares issued and outstanding at
     April 30, 1998 and January 31, 1999 respectively                             143,000         149,000

Additional paid-in capital                                                     12,102,000      12,065,000
Subscriptions receivable                                                           (9,000)         (9,000)
Unearned compensation                                                             (24,000)        (24,000)
Accumulated deficit                                                            (7,342,000)     (8,699,000)
                                                                             ------------    ------------
  Total Stockholder's Equity                                                    4,870,000       3,618,000
                                                                             ------------    ------------

                                                                             ------------    ------------
Total Liabilities and Stockholders Equity                                    $  5,356,000    $  4,690,000
                                                                             ============    ============




                 See accompanying notes to financial statements

                         AMERICAN BIO MEDICA CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                   FOR THE NINE MONTHS ENDED
                                                          JANUARY 31,
                                                 ----------------------------
                                                 1998 (NOTE C)       1999
                                                 -------------   ------------
Revenues                                         $  1,405,000    $  5,142,000

Cost of sales                                         664,000       2,319,000
                                                 ------------    ------------

Gross profit                                          741,000       2,823,000
                                                 ------------    ------------

Operating expenses
  Selling, general and administrative expenses      2,032,000       3,374,000
  Non-cash compensation charges                       722,000               0
  Depreciation and amortization                        77,000          66,000
  Research and development                             96,000         266,000
  Write-off of bad debts                               34,000               0
                                                 ------------    ------------

                                                    2,961,000       3,706,000
                                                 ------------    ------------

Loss from operations                               (2,220,000)       (883,000)
                                                 ------------    ------------

Other income and expense                               85,000          47,000
  Interest income
                                                 ------------    ------------
                                                       85,000          47,000
                                                 ------------    ------------

Net loss                                         $ (2,135,000)   $   (836,000)

Adjustments:
Preferred stock beneficial conversion feature                        (123,000)
Preferred stock dividend including late fee                          (521,000)
                                                 ------------    ------------

Net loss attributable to common shareholders     $ (2,135,000)   $ (1,480,000)
                                                 ============    ============

Basic and diluted (loss)
   per common share (Note D)                     $      (0.16)   $      (0.10)

 Weighted average shares outstanding -
     basic and diluted                             13,737,781      14,454,883
                                                 ============    ============


                 See accompanying notes to financial statements

                         AMERICAN BIO MEDICA CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                   FOR THE THREE MONTHS ENDED
                                                           JANUARY 31,
                                                 -----------------------------
                                                  1998 (NOTE C)      1999
                                                 -------------   -------------
Revenues                                         $    380,000    $  2,061,000

Cost of sales                                         171,000       1,083,000
                                                 ------------    ------------

Gross profit                                          209,000         978,000
                                                 ------------    ------------

Operating expenses
  Selling, general and administrative expenses      1,053,000       1,345,000
  Non-cash compensation charges                        54,000
  Depreciation and amortization                        26,000          22,000
  Research and development                             96,000         163,000
  Write-off of bad debts                               17,000          45,000
                                                 ------------    ------------

                                                    1,246,000       1,575,000
                                                 ------------    ------------

Income (loss) from operations                      (1,037,000)       (597,000)
                                                 ------------    ------------

Other income and expense
  Interest income                                      34,000          30,000

                                                 ------------    ------------
                                                       34,000          30,000
                                                 ------------    ------------

Net income (loss)                                $ (1,003,000)   $   (567,000)

Adjustments:
Preferred stock dividend including late fee                          (262,000)
                                                 ------------    ------------

Net loss attributable to common shareholders     $ (1,003,000)   $   (829,000)
                                                 ============    ============

Basic and diluted (loss)
   per common share (Note D)                     $      (0.07)   $      (0.06)

 Weighted average shares outstanding--
     basic and diluted                             13,737,781      14,454,883
                                                 ============    ============


                 See accompanying notes to financial statements

                         AMERICAN BIO MEDICA CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                   FOR THE NINE MONTHS ENDED
                                                           JANUARY 31,
                                                 -------------------------------
                                                 1998 (NOTE C)          1999
                                                 ---------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net profit (loss)                                 $(2,135,000)   $  (836,000)
  Adjustments to reconcile net loss
   to net cash used in operating activities:
    Amortization and depreciation                       77,000         66,000
    Compensatory stock and stock options               722,000
    Changes in:
     Accounts receivable                              (388,000)      (492,000)
     Loan receivable                                   (17,000)       (60,000)
     Inventory                                        (106,000)      (448,000)
     Prepaid expenses and other current assets         (10,000)      (200,000)
     Other assets                                       50,000         (6,000)
     Accounts payable and accrued expenses            (202,000)       164,000
                                                   -----------    -----------

      Net cash used in operating activities         (2,009,000)    (1,812,000)
                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property, plant and equipment            (99,000)      (221,000)
  Purchase of investments
  Loans to officer                                     102,000        (40,000)
                                                   -----------    -----------
    Net cash provided by
      (used in) investing activities                     3,000       (261,000)
                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of warrants and options     1,378,000          6,000
  Subscriptions receivable                             (30,000)
                                                   -----------    -----------

    Net cash provided by financing activities        1,348,000          6,000
                                                   -----------    -----------

NET INCREASE (DECREASE) IN CASH AND
    cash equivalents                                  (658,000)    (2,067,000)

Cash and cash equivalents - beginning of period      2,816,000      3,239,000
                                                   -----------    -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD          $ 2,158,000    $ 1,172,000
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


                                                               Three Months Ended
                                                                 January 31, 1998
                                              --------------------------------------------
                                                            Adjustments
                                              ---------------------------------------------------------------
                                       As       Book       Compen-       Gross Profit                             As
                                   Reported   Sales (1)    sation (2)    Percentage (3)             Other      Adjusted
                                 ---------------------------------------------------------   ------------------------------
Revenues                            500,000    (120,000)                                                           380,000
Cost Of Sales                       174,000     (18,000)                           66,000    (5)     (51,000)      171,000
                                 ----------                                                                     ----------
Gross Profit                        326,000                                                                        209,000
                                 ----------                                                                     ----------


                                                                                             (5)      51,000
                                                                                             (7)      69,000
                                                                                             (8)      25,000
                                                                                             (9)      17,000
                                                                                             (10)    (48,000)
Selling, General &                                                                           (11)     20,000
Administrative Expenses             959,000                      54,000                      (6)       3,000     1,150,000
Research And Development             48,000                                                  (10)     48,000        96,000

                                 ----------                                                                     ----------
Loss from operations               (681,000)                                                                    (1,037,000)
                                 ==========                                                                     ==========

Net  Loss  per share                  (0.05)                                                                         (0.07)
                                 ==========                                                                     ==========




                                                                Nine Months Ended
                                                                 January 31, 1998
                                              --------------------------------------------
                                                                 Adjustments
                                              ---------------------------------------------------------------
                                      As         Book       Compen-       Gross Profit                            As
                                   Reported   Sales (1)    sation (2)    Percentage (3)             Other      Adjusted
                                 ---------------------------------------------------------   ------------------------------
Revenues                            1,774,000  (296,000)                                            (73,000)     1,405,000
Cost Of Sales                         675,000   (45,000)                          241,000          (207,000)       664,000
                                 ------------                                                                   ----------
Gross Profit                        1,099,000                                                                      741,000
                                 ------------                                                                   ----------

Selling, General &
Administrative Expenses             1,798,000                   722,000                              345,000     2,865,000
Research And Development               48,000                                                         48,000        96,000

                                 ------------                                                                   ----------
Loss from operations                 (747,000)                                                                  (2,220,000)
                                 ============                                                                   ==========

Net  Loss  per share                    (0.05)                                                                       (0.16)
                                 ============                                                                   ==========



The following explains the principal adjustments:

(1) A revenue recognition adjustment to provide an allowance for book sales which are subject to customer acceptance and its related effect on cost of sales.
(2) Adjustments to recognize non-cash employee and consulting compensation charges in the period earned. The expenses represent the issuance of equity instruments at fair value in accordance with employment agreements. (see note K [2])

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


Note D - Registration Rights Agreement Penalty

Pursuant to the Registration Rights Agreement dated April 24, 1998 between CC Investments, LDC and the Company entered into in connection with the issuance by the Company of its Series D Preferred Shares, the Company incurred a late registration penalty amounting to $225,000 in the three months ended January 31, 1999. This penalty, which has not been previously accrued, has been recorded as a preferred stock dividend and resulted in the following adjustments:


                                              FOR THE NINE MONTHS ENDED              FOR THE THREE MONTHS ENDED
                                                   JANUARY 31, 1999                       JANUARY 31, 1999
                                                   ----------------                       ----------------
                                           AS PREVIOUSLY            AS            AS PREVIOUSLY            AS
                                             REPORTED            ADJUSTED            REPORTED           ADJUSTED
                                             --------            --------            --------           --------
Net loss attributable to
   common shareholders                  $    (1,095,000)     $   (1,480,000)    $      (604,000)    $     (829,000)
Basis and diluted
   (loss) per common share              $         (0.08)     $        (0.10)    $         (0.04)    $        (0.06)


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

 Item 2. Management's Discussion and Analysis or Plan of Operation

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
              for the nine months ended January 31, 1999 and 1998


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

         Revenues from book sales were $499,000 for the nine months ended January 31, 1999 as compared to $113,000 for the nine months ended January 31, 1998 representing an increase of $386,000 or 341.6%. It is anticipated that with continuing strong sales in the drug test market, book sales as a percent of overall revenue will continue to decline. Cost of goods sold for the nine months ended January 31, 1999 was $94,000 (18.8% of book sales) as compared to $87,000 (77.0% of book sales) for the nine months ended January 31, 1998.

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

     Liquidity and capital resources as of the end of the nine months ended January 31, 1999.
--------------------------------------------------------------------------------
         The Company's cash and cash equivalents amounted to $1,172,000 at January 31, 1999 representing a decrease of $2,067,000 or 63.8% over $3,239,000 for the year ended April 30, 1998. Working capital decreased $1,453,000 or 32.4% over $4,480,000 recorded for the year ended April 30, 1998.

         The decrease in working capital resulted from an increase in accounts payable and accrued expenses offset by increases in accounts and loan receivables, inventories, and prepaid expenses.

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