Form 10KSB
period 1999-04-30
AMERICAN BIO MEDICA CORP
filed 1999-07-29
CIK 896747

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                   FORM 10-KSB
                [X] Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                    for the fiscal year ended April 30, 1999

                         Commission File Number: 0-28666

                         American Bio Medica Corporation
                 (Name of Small Business Issuer in its charter )

         New York                                            14-1702188
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

300 Fairview Avenue
Hudson, New York                                              12534
(Address of principal executive offices)                    (Zip Code)

                                  800/227-1243
                (Issuer's telephone number, including area code)

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

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most fiscal year.       $7,038,000.

         The aggregate market value of 9,728,786 of voting Common Shares held by non-affiliates of the issuer was approximately $15,502,205 based on the last reported sale price of the issuer's Common Shares, $.01 par value, as reported on the Nasdaq SmallCap Market on July 15, 1999.

         The Proxy Statement for the Annual Meeting of Shareholders for the 2000 Fiscal Year has been incorporated herein by reference to the extent indicated herein in Part III of this Form 10-KSB.

         As of July 15, 1999, the issuer had outstanding 14,875,190 Common Shares, $.01 par value; 1,565 Series D Preferred Shares convertible into Common Shares; and Stock Purchase Warrants to purchase 107,355 Common Shares.

         Traditional Small Business Disclosure Format:  [ ]  [X] No

         PART I

         ITEM 1. DESCRIPTION OF BUSINESS

         Summary

         American Bio Medica Corporation (the "Company") is primarily engaged in acquiring, developing and marketing biomedical technologies and products. The Company owns a technology, for which a patent is pending, for screening drugs of abuse, using the adopted trademark the "Rapid Drug Screen". The Company's common shares ("Common Shares") trade on the Nasdaq SmallCap Market under the trading symbol "ABMC".

         The Company produces several versions of a drugs of abuse screening test, called the "Rapid Drug Screen" at its manufacturing facility in Columbia County, New York. The Rapid Drug Screen is a one-step test that allows a small urine sample to be tested for the presence or absence of up to nine drugs of abuse (cocaine, THC (marijuana), opiates, amphetamine, PCP, benzodiazepines, methamphetamine, barbiturates, and tricyclic antidepressants) simultaneously.

         The competitively priced test is self-contained thereby preventing exposure of the test administrator to the urine sample. In the opinion of the Company's management ("Management"), the Rapid Drug Screen, which requires no mixing of reagents, pipetting, or manipulation of the test, is easier to use than any other competitive product. In addition, hundreds of controlled tests conducted by independent laboratories compared the Rapid Drug Screen with results produced by EMIT II, a standard laboratory test, and found a 100% correlation of both positive and negative test results. As a result, Management believes that the Rapid Drug Screen is as accurate as that laboratory test.

         Versions of the Rapid Drug Screen include two-two panel tests, three-three panel tests, two-five panel tests, an eight panel test, and a nine panel test. Additional versions of the Rapid Drug Screen can be produced by the Company, on special order, for any quantity (from 2 - 9) or configuration of drugs. The five, eight, and nine panel tests have received 510 (k) clearance from the Federal Drug Administration (the "FDA") and can thus be sold in clinical as well as non-clinical markets. The two and three panel tests have been submitted to the FDA for 510 (k) clearance. The Company has developed 10 tests trademarked "Rapid One", each of which detects one drug of abuse (cocaine, THC, opiates, amphetamine, PCP, benzodiazepines, methamphetamines, barbiturates, tricicyclic antidepressants, and methadone). The Company has submitted all 10 tests to the FDA for 510 (k) clearance. The Company has received 510 (k) clearance on the cocaine, THC, and opiate Rapid One tests and is awaiting the status of the remaining seven tests.

         The Company owns a patented low cost method for producing keratin proteins. The Company has no intention of developing or marketing its keratin technology at this time, but intends to concentrate on the production and marketing of its drug screen tests and pursuing development and acquisition strategies related to substance abuse testing. The Company may develop or acquire additional biomedical technologies or products in the future unrelated to substance abuse testing.

         Since its inception to April 30, 1999, the Company has an accumulated deficit of $9,424,000 (see Financial Statements - Balance Sheet). Management believes that the Company's accumulated deficit is the result of the on-going development, marketing, and distribution of its Rapid Drug Screen test. During the year ended April 30, 1999, the Company sustained a net loss of $1,691,000 and had net cash outflows from operating activities of $2,008,000. The Company is in the process of taking a number of steps to improve its financial prospects including focusing its efforts on sales of existing products, implementing certain cost reductions and production efficiencies and taking other measures to enhance profit margins.

         Design

         The Company has developed and markets its trademarked "Rapid Drug Screen" a test for one, two, three, five, eight, and nine drugs of abuse, which can be used in all situations where an immediate test result is required. The product consists of a credit-card size test card divided into two, three, five, eight, or nine lengthwise strips, or sections. The card contains an identification and date area and a temperature strip. The person being tested urinates into a test cup, puts on the lid and hands it to the person administering the test. The test administrator inserts the card into a pre-punched slit in the lid without the danger of spilling, touching, or contaminating the urine specimen. Thus, the test administrator is not exposed to the urine sample nor does he or she have to mix reagents. Within five to eight minutes the results can be read on the inserted card through the side of the cup. A single line in the test area of the Rapid Drug Screen card indicates the sample is positive for the presence of tested drug(s) of abuse. A double line in the test area of the Rapid Drug Screen card indicates that the sample is negative for the presence of tested drug(s) of abuse.

         The Company has designed two-two panel tests, three-three panel tests, two-five panel tests, an eight panel test, and a nine panel test and can produce, on special order or if a market demands, tests which can screen for any quantity (from 2 - 9) or configuration of drugs of abuse. The two-two panel tests, designed for the correction and education markets, screens only for cocaine and THC/methamphetamine and THC. The three-three panel tests, designed for various non-clinical markets, screens for THC, cocaine, and opiates/THC, cocaine, and amphetamine/THC, cocaine, and methamphetamine. The two-five panel tests, designed for the workplace (industry) market, screens for the "SAMHSA 5" ( SAMHSA stands for the Substance Abuse and Mental Health Services Administration); cocaine, THC, opiates, PCP, and amphetamine (the additional version of this test consists of methamphetamine replacing PCP). The Drug Free Workplace Act (the "Act"), designated drugs of abuse to be tested for in most federally regulated drug-testing programs. The eight panel test, designed for the clinical market; primarily to hospitals and physicians, includes the "SAMHSA 5 (listed above), benzodiazepines, methamphetamine, and barbiturates. The nine panel test, also designed for the clinical market, includes all drugs of abuse from an eight panel in addition to tricyclic antidepressants (TCA). These additional tests are combined in a single card so that one sample can be tested simultaneously for nine drugs of abuse.

         In July of 1998, the Company began marketing the "Rapid One", a line of 10 drug tests, each of which screens for the presence or absence of a substance of abuse (cocaine, marijuana (THC), opiates, PCP, amphetamine, benzodiazepines, methamphetamine, barbiturates, tricyclic antidepressants (TCA), and methadone). Rapid One utilizes the same technology as the Rapid Drug Screen. It includes a single dip platform, and identification and date area, and does not require the use of pipettes or reagents. Rapid One is designed for correctional facilities and other markets where the person subject to substance abuse testing is known to abuse a specific drug. It can also be used to enhance a two, three, five, eight, nine panel, or any special order test, by means of allowing screening of an additional drug.

         One of the problems which may occur in on-site drug testing is that of fraud or evasion practiced by the person being tested. The most prevalent method of avoiding adverse test results is the substitution, by the person being tested, of a hidden "clean" urine sample, which he or she brings to the test. As a consequence, each of the Company's drug screens contains a temperature sensor, which helps prevent the substitution of another urine sample. The premise is that the substituted sample would be of a lower temperature than a sample produced from the body on the spot. In addition, the Rapid Drug Screen contains a control line, designed to assure the test administrator that the test is working properly. Should the control line not appear, the administrator is instructed to void the test and re-test the individual by obtaining another urine sample. It is suggested, and sometimes mandated, that a positive result be confirmed by method of GC/MS (Gas chromatography/Mass spectrometry).

         "FDA" Approval

         FDA 510(k) clearances have been granted for each of the Company's tests included on its 9 panel Rapid Drug Screen. The Company has applied to the FDA for clearance of its Rapid One tests which, although they use the same methodology and chemistries as the Rapid Drug Screen, employ a different delivery device. The Company has received clearance on the THC, cocaine, and opiate Rapid One tests and is awaiting the status of the remaining seven. Although FDA clearance is not required for non-clinical markets (i.e. industry, corrections, etc.), it is required for clinical markets (i.e. hospitals, physicians, etc.), which Management anticipates will become a major marketplace for the Company's drug testing product(s).

         Patents and Trademarks

         In January of 1999, the Company was granted a design patent on the multiple drug test card. The Company has registered "ABM" and its logo in the United States, Canada, Chile, and Mexico and has registered "Rapid Drug Screen" in Mexico and Canada. The Company has additional trademark applications pending in the United States, Russia, Philippines, and in 15 European countries. The Company's trademark counsel, has opined that there are no similar marks and, as a consequence, the Company feels confident that such trademarks will be registered. The Company has applied for various additional patents directly in numerous countries, including the United States, Canada, Austria, Russia, Switzerland, Hong Kong, Australia, Argentina, Brazil, China, Japan, Germany, Mexico, Philippines, Poland, and the United Kingdom. Stan Cipkowski, Chairman of the Board of Directors, President, and CEO, has assigned to the Company for no consideration, his application for a utility and design patent in the United States and Canada on the drug screen kit as an entity. The Company's patent counsel has opined that a search has revealed no competing patented products. However, there can be no assurance that patents will be granted or that, if granted, they will withstand challenge. (See "Risk Factors - Patents and Trademarks").

         Research and Development

         Research and Development ("R&D") efforts of the Company have been focused on the development of new versions of the Rapid Drug Screen as market needs arise. The Company has also embarked upon improved methods to reduce the costs of the drug testing delivery system. The Company has begun a program of in-house manufacturing of components of the Rapid Drug Screen.

         Sales and Marketing

         The Company advertises through trade journals and direct mail campaigns, and its representatives attend trade shows. The Company sells primarily to distributors, which then resell in the various marketplaces. The Company employs a Director of National Sales, a Director of National Accounts and Clinical Sales, six regional sales managers, a government and corrections sales manager, and an education sales manager. The Company operates a Sales and Marketing Office in Boca Raton, Florida. In September of 1999, the company intends to close this office and move its functions to its headquarters in New York State; therefore consolidating the Company's operations.


         The Company has divided its marketplace into the following categories:

         Corporate/Industry

         The Company has developed a nationwide network of distributors and administrators of workplace drug testing programs to sell its Rapid Drug Screen testing kit. The Company's Director of National Sales and its six regional sales managers oversee this market. The Company believes that the market for pre-employment and random/employee testing is immense and expanding. The number of businesses using drug testing to screen job applicants and employees has increased significantly in the last several years. According to the Drug Free Workplace Act, Congress found that 74% of adults who use illegal drugs are employed; absenteeism is 66% higher among drug users than those who do not use drugs; health benefit utilization is 300% higher among drug users; 47% of workplace accidents are drug-related; disciplinary actions are 90% higher among drug users; and employee turnover is significantly higher among drug users. Most employers recognize not only the financial benefits of drug testing, but also realize a drug-free environment is also a safer one. Incentives encourage employers to adopt Drug Free Workplace Programs; they include, in some states, workman's compensation and unemployment insurance premium reductions; tax deductions; and others. The Act requires employers of federal contracts of $25,000 or more to enact a Drug Free Workplace Program.

         Government, Corrections, and Law Enforcement

         This market includes federal, state, and county level agencies, including correctional facilities, pretrial agencies, probation and parole departments at the federal and state levels, and juvenile correctional facilities. In the Survey of Inmates in State Correctional Facilities conducted for the Bureau of Justice Statistics, it was found that rates of use among convicted inmates was substantially higher than the household population. This survey collected information on the use of drugs in the month prior to the offense for convicted inmates. Under the Uniform Crime Reporting System, the FBI maintains estimates of arrests for drug abuse violations. Arrests for drug abuse violations are at their highest levels ever for adults and juveniles. The Rapid Drug Screen is ideal for this use. The Company employs a Corrections/Government Sales Manager to penetrate this market. In addition, the Company exhibits at the trade shows of the American Corrections Association and other related organizations. The Company has shipped orders to several agencies included in this market.

         Rehabilitation Centers

         This market includes people in treatment for substance abuse. This does not include rehabilitation centers that are affiliated with hospitals. The importance of this market relates to the high frequency of testing. For example, in many residence programs, patients are tested each time they leave the facility and each time they return. In outpatient programs, patients are generally tested on a weekly basis. The Company exhibits at market related trade shows.

         International Markets

         The Company has entered into distribution agreements with companies in several countries and is pursuing a course of multinational distribution of its products through both clinical and non-clinical distribution companies. As of July of 1999, the Company has 18 distributors in 25 various countries throughout the world.

         Clinics, Physicians, and Hospitals

         The Company is actively pursuing the hospital and physician markets for its entire product line. In December of 1998, the Company entered into a 4-year, exclusive, worldwide distribution agreement with Abbott Laboratories (NYSE:ABT) to market the Rapid Drug Screen product line to hospitals, physicians, and occupational health clinics throughout the world. The Company had initially entered into a distribution agreement with Murex International Technologies Corp. ("Murex"). Abbott Laboratories acquired Murex in April of 1998 and the Company negotiated with Abbott Laboratories to expand and extend the contract. The Company believes that this market could yield a significant beneficial impact on its business.

         Consumer and Over-the-Counter ("OTC")

         The Rapid Drug Screen product line is ideal for consumer use as it produces immediate and accurate results, is unrivaled for its ease-of-use, and its design is such that the person utilizing the product will not come in contact with the specimen. In September of 1998, the FDA approved the class of on-site diagnostic kits for drugs of abuse. The Company is preparing its application to the FDA for over-the-counter use. The Company is also establishing the market framework for such OTC sales. Its target for launching its retail product is the end of 1999. However, there can be no assurance that such approval will be obtained. (See "Risk Factors - Possible Changes in Regulatory Framework")

         Educational Market

         The Company believes that this is a potentially large market. It consists of testing of student athletes, and in some states, all students involved in extra curricular activities. Private schools can begin testing all of their students as an admission requirement. The Company employs an Education Sales Manager. This manager was instrumental in enacting the first drug testing policy in California based on a 1995 Supreme Court decision in the case of Acton vs. Vernonia, in which the Justices voted 6 to 3 to overturn a lower court decision and allow testing of student athletes. Since that decision, the Seventh Circuit Court of Appeals made a decision enabling a Rush County School District to test not only student athletes but students involved in extra curricular activities as well. In this case, the Supreme Court refused to hear the appeal therefore allowing the lower court ruling to stand. These ground-breaking decisions have opened the door for all schools, both public and private, to enact drug testing programs within their schools.

         The Company sponsored a series of conferences around the country from November of 1998 through July of 1999 directed at school administrators and school board members to aid them in developing policies and procedures to manage a drug testing policy in their school system. The principal of the Vernonia High School, at the time of the Supreme Court decision was part of a team of instructors at these conferences. The Company feels the Rapid Drug Screen could be an integral part of helping schools test due to its ease-of-use and immediate, accurate results.

         Additional Markets

         The Company believes that the Department of Transportation ("DOT") could be a future market for its Rapid Drug Screen. Presently, the DOT market is not available to any on-site drug of abuse testing device. Law requires that anyone with a commercial driving license be randomly tested for use of drugs of abuse. Federal law requires that certified laboratories be used in these testing situations. The Company feels that the potential for this market is enormous when or if the law is changed. The Company actively pursues such change.

         Competition

         Competition to the Rapid Drug Screen comes from on-site tests developed by companies including, but not limited to, Roche Diagnostics and Biosite Diagnostics. In all cases that the Company is aware of, competitive products use a collection or delivery method different than the Rapid Drug Screen. Management believes the Rapid Drug Screen provides an easier option to the user. There is no pipetting of the specimen, adding or mixing of reagents, and no other manipulation of the device by the user.

         Other available drug testing options, aside from on-site tests offering immediate results, include traditional laboratory testing where a urine sample is sent to a laboratory for analysis and hair testing where a hair sample is sent to a laboratory for analysis. These forms of drug testing are more expensive and take longer to produce results than the Rapid Drug Screen. (See "Risk Factors - Competition in the Drug Testing Market; Technological Obsolescence")

         Manufacturing

         The Company initially subcontracted the manufacture of components of the Rapid Drug Screen to several outside manufacturers. The Company found that the use of subcontractors to produce the components was unsatisfactory from a pricing, delivery, and quality control standpoint and began a program of in-house manufacturing to supplement product subcontracted. The Company expects the in-house manufacturing program to be complete by the end of the third quarter of FY2000. Originally, these components were assembled for the Company by Columbia Advocacy and Resource Center ("COARC"), a FDA-approved contract manufacturer in Columbia County, New York. During May of 1998, the Company moved its manufacturing of its products from COARC to an interim facility in Hudson, New York (which also housed its administrative offices). The Company contracts out the printing and manufacture of specimen cup components.

        On June 1, 1999, the Company announced its entering into a lease/purchase of a 30,000 square foot facility in Kinderhook, New York. The Company expects to move into this facility in September of 1999. Due to the unavailability of qualified technical personnel, in August of 1999, the company leased a laboratory facility in Bridgeport, New Jersey. This facility will house research and development, bulk manufacturing, and bulk strip manufacturing.
(See Item 2. Description of Property)

         The Company's Plan of Operations

         The Company intends to continue to establish a network of distributors which service customers in the non-clinical markets (i.e. workplace/industry, government/corrections/law enforcement, education, etc.), to market its Rapid Drug Screen product line in the clinical market

(i.e. hospitals, physicians, etc.) through Abbott Laboratories, and to pursue national accounts through its National Accounts Program established in July of 1999. It also intends to continue research and development on additional biomedical products.

         The Company has entered into national and international non-exclusive, non-clinical market distribution agreements with a number of companies. These agreements permit the distributors to sell the non-competitive products of other manufacturers and permits the Company to sell its test kits to other distributors within and outside the territory of each distributor. The agreements are cancelable by either the Company or the distributor upon 30 days written notice.

         The Company has retained a Director of National Sales, a Director of National Accounts and Clinical Sales, six regional sales managers (in Florida, Pennsylvania, Wisconsin, Texas, California, and Puerto Rico), a Government/Corrections sales manager, and an Education sales manager. These representatives call on non-clinical accounts, such as corporations, correctional facilities, etc. directly and support the Company's worldwide distribution network. The Company intends to continue its direct mail campaign and its participation in trade shows.

         The Company's present manufacturing equipment is sufficient to produce 200,000 drug test kits per month, assuming one shift per day, five days per week. In September of 1999, the Company intends to move into a new facility, which will enable them to increase their capacity when/if additional personnel and equipment is installed, assuming the same one shift per day, five days per week. The Company expects modifications to the new facility to be approximately $74,000; this includes both equipment and renovations. These modifications are associated with certain aspects of the manufacturing of the Rapid Drug Screen. (See "Business - Manufacturing" and Item 2. Description of Property)

         In July of 1999, the Company announced its initiation of a "cost-cutting" program to improve earnings. However, there can be no guarantee that the Company will achieve continued profitability. (See "Risk Factors - Limited Operations History")

         Government Regulations

         The development, testing, manufacture, and sale of the Company's Rapid Drug Screen and possible additional biomedical products are subject to regulation by the United States and foreign regulatory agencies. Pursuant to the Federal Food, Drug, and Cosmetic Act, and the regulations promulgated thereunder, the FDA regulates the pre-clinical and clinical testing, manufacture, labeling, distribution, and promotion of medical devices. If the Company fails to comply with applicable requirements it may be subject to fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant pre-market clearance or pre-market approval for devices, withdrawal of marketing clearances or approvals and criminal prosecution.

         Risk Factors

         Limited Operating History

         Although the Company was formed in 1986, as far as the development, manufacture, and sale of drug testing kits are concerned, it has limited operational history upon which investors may base an evaluation of its performance of any assumption as to the likelihood that the Company will be profitable. (See " Business -- Summary and Company's Plan of Operations"). The Company's prospects must be considered in the light of the risks, expenses, delays, problems, and difficulties frequently encountered in the establishment of a business, the development and commercialization of products based on innovative technology and the competitive environment in which the Company operates. Since the Company's entry into the biomedical business, the Company has generated increased revenues. There can be no assurance that the Company will be able to generate continued increased revenues or achieve profitable operations. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Financial Statements.)

         Technological Factors; Uncertainty of Product Development; Unproven Technology

         Although the Company's development efforts relating to the technological aspects of the Rapid Drug Screen are completed, the Company is continually seeking to refine and improve its design and performance. The Company's efforts remain subject to all of the risks inherent in product development, including unanticipated technical, regulatory, or other problems which could result in material delays in product development or commercialization or significantly increase costs. The Company may be required to commit considerable additional efforts, time, and resources to develop production versions of additional products. The Company's success will depend upon such products meeting targeted product costs and performance, and may also depend upon their timely introduction into the marketplace. There can be no assurance that development of the Company's proposed products will be successfully completed on as timely basis, if at all, that they will meet projected price and performance objectives, satisfactorily perform all of the functions for which they are being designed, or prove to be sufficiently reliable in widespread commercial application. Moreover, there can be no assurance that unanticipated problems will not arise with respect to technologies incorporated into its test kits or that product defects will not become apparent after commercial introduction of its additional test kits, In the event that the Company is required to remedy defects in any of its products after commercial introduction, the costs to the Company could be significant, which could have a material adverse effect on the Company revenues or earnings.

         Uncertainty of Continued Market Acceptance

         The Company's Rapid Drug Screen product line and Rapid One have been well received by customers, including industry, distributors, correctional institutions, etc. Achieving continued market acceptance for its drug tests will require substantial marketing efforts and expenditure of significant funds to inform potential distributors and customers of the distinctive characteristics, benefits, and advantages of its test kits. There can be no assurance that its Rapid Drug Screen product line and Rapid One will continue to be accepted or that the Company's efforts will result in successful product commercialization or continued market acceptance. (See "Business - Sales and Marketing and Company's Plan of Operations")

         Competition in the Drug Testing Market; Technological Obsolescence

         The Company faces competition from other manufacturers of drug test kits. Some of its competitors are well known and have far greater financial resources than that of the Company. To the best of Management's knowledge, and in its opinion, no competitors have introduced products which equal the ease of use combined with the accuracy of the Company's Rapid Drug Screen product line and Rapid One. (See "Business - Competition"). The markets for drug test kits and related products are highly competitive. There can be no assurance that other companies will not attempt to develop or market competing products directly competitive with the Company's Rapid Drug Screen product line or Rapid One. Despite protections which are available to the Company under its design patent granted in February of 1999, the Company expects other companies to attempt to develop technologies or products which will compete with the Company's products. (See " Business - Competition and Patents and Trademarks")

         Possible Inability to Find and Attract Qualified Personnel

         The Company currently has sufficient management expertise and depth to develop its business. However, it will need additional skilled, technical and production personnel in the near future. There is no guarantee that the Company can retain its present staff or that capable personnel with relevant skills will be available. (See Item 9. and "Business - Manufacturing").

         Dependence on Management

         The Company is dependent on the expertise and experience of Stan Cipkowski, President and CEO, Jay Bendis, Vice President Sales and Marketing, and Douglas Casterlin, Vice President Operations for its operations. The loss of Messrs. Cipkowski, Bendis, and/or Casterlin, will seriously inhibit the Company's operations. The Company does not maintain key man insurance for any of its management employees. (See Item 9)

         Possible Adverse Changes in Regulatory Framework

         Approval from the FDA is not required for the sale in the non-clinical market, but it is required for the clinical market. The Company has received 510(k) clearances from the FDA for its five, eight, and nine panels of the Rapid Drug Screen and the THC, cocaine, and opiate Rapid One tests. However, regulatory standards may change in the future and there is no assurance that if and when the Company applies for additional approvals from the FDA they will be granted. (See "Business - FDA Approval and Government Regulations")

         Patents and Trademarks

         The Company was granted a design patent on its multiple test card in January 1999. The Company has applied for additional patents on its Rapid Drug Screen and for certain trademarks in the United States, South and Central America, European Common Market, and Japan. Certain trademarks have been registered and others are pending (See "Business Patent and Trademarks"). Although its patent/trademark counsel has opined that there are no competing designs or marks, there is no assurance that the additional patents will be granted or that additional trademarks will be registered. (See "Business - Patent and Trademarks" and "Risks -Competition in the Drug Testing Market")

         Dilution as a Result of Conversion of Series "D" Preferred Shares and Exercise of Warrants

         Investors hold 2,500 Series "D" Preferred Shares of the Company, which are convertible into Common Shares. 1,093 Series "D" Preferred Shares have been converted into Common Shares. Each Series "D" Preferred Share is convertible into a number of Common Shares equal to $1,000 divided by a conversion price which is the lesser of (a) 95% of the "Market Price" (the average of the closing bid prices of Common Shares over any three consecutive trading days, selected by the holder of the Series "D" Preferred Shares in the 20 trading days immediately preceding the date of conversion) or (b) $4.625, except that if the 10 day average closing bid price ending on the effective date of a registration statement (the "Effective Price") is greater than $4.625, the maximum conversion price will be such Effective Price, not to exceed in any case $4.995. Under the applicable conversion price formulas of the Series "D" Preferred Shares, the number of Common Shares issuable upon conversion is inversely proportional to the market price of the Common Shares at the time of conversion (i.e. the number of shares increases as the Market Price of the Common Shares decreases), and except with respect to certain redemption rights of the Company for the Series "D" Preferred Shares and the limitation under Nasdaq SmallCap regulations which limit the aggregate amount of Common Shares which the Company may issue at a discount from market price upon conversion of the Series "D" Preferred Shares and Warrants without shareholder approval (Such shareholder approval is being requested by the Company), there is no cap on the number of common shares which may be issued upon conversion of the Series "D" Preferred Shares. In addition, the number of Common Shares issuable upon the conversion of the Series "D" Preferred Shares and the exercise of Warrants is subject to adjustment upon the occurrence of certain dilutive events. Holders also hold outstanding Warrants to acquire a total of 107,355 Common Shares at a price of $4.81 per share. The exercise of such Warrants and conversion of such Series "D" Preferred Shares and the sale of such Common Shares could have a significant negative impact on the market price of the Common Shares and could materially impair the Company's ability to raise capital through the future sale of equity securities. A Form S-3 Registration Statement registering the Common Shares underlying the Series "D" Preferred Shares was filed with the Securities and Exchange Commission and became effective on March 17, 1999

         Resale of Restricted Securities.

         6,372,500 Common Shares presently issued and outstanding as of the date hereof are "restricted securities" as that term is defined under the Securities Act of 1933, as amended, (the "Securities Act") and in the future may be sold in compliance with Rule 144 of the Securities Act, or pursuant to a Registration Statement filed under the Securities Act. Rule 144 provides, in essence, that a person holding restricted securities for a period of one year or more may sell those securities in unsolicited brokerage transactions or in transactions with a market maker, in an amount equal to one percent of the Company's outstanding Common Shares every three months. Sales of unrestricted shares by affiliates of the Company are also subject to the same limitation upon the number of shares that may be sold in any three month period. Such information is deemed available if the issuer satisfies the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Securities Exchange Act") or of
Rule 15c2-11 thereunder. Rule 144(k) also permits the termination of certain restrictions on sales of restricted securities by persons who are not affiliates of the Company at the time of the sale and have not been affiliates in the preceding three months. Such persons must satisfy a two-year holding period. There is no limitation on such sales and there is no requirement regarding adequate current public information. Investors should be aware that sales under Rule 144 or 144(k), or pursuant to a registration statement filed under the Act, may have a depressive act on the market price of the Company's securities in any market which may develop for such shares.

         Preferred Shares

         The Company has the authority to issue up to 5,000,000 Preferred Shares with such designations, rights, and preferences as may be determined by the Board of Directors. The Company is empowered, without further shareholder approval, to issue Preferred Shares with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of Common Shares. 2,500 Series "D" Preferred Shares which are convertible to Common Shares were issued and 1,565 are presently outstanding (this includes additional preferred shares issued as dividends).

         Need for Additional Financing

         The Company expects that its cash on hand will be sufficient to fund the Company's proposed operations for at least 12 months. This estimate is based on certain assumptions and there can be no assurance that unanticipated un-budgeted costs will not be incurred. Future events, including the problems, delays, expenses, and difficulties which may be encountered in establishing and maintaining a substantial market for the Company's Rapid Drug Screen product line and Rapid One could make cash on hand insufficient to fund the Company's proposed operations. There can be no assurance that the Company will be able to obtain any necessary additional financing on terms acceptable to it, if at all. In addition, financing may result in further dilution to the Company's then existing shareholders. The Company has no established borrowing arrangements or available lines of credit. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations")

         No Dividends

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

         Ability to Retain and Attract Market Makers

         The Common Shares trade on the Nasdaq SmallCap Market under the symbol "ABMC". In the event that the market makers cease to function as such, public trading in the Company's Common Shares will be adversely affected or may cease entirely. Presently, market makers for the Company's Common Shares include Knight Securities L.P., Fidelity Capital Markets, Mayer & Schweitzer Inc., Herzog, Heine & Geduld, Inc., M.H. Meyerson & Co., Hill, Thompson. Magid, & Co., J.W. Genesis Clearing Corp., Troster Singer Corp., Sharpe Capital Inc., Comprehensive Capital Corp., Brean Murray Foster Securities Inc., Sherwood Securities Corp., Paragon Capital Corp., and Wein Securities Corp.

         Anti-Takeover Provision in Certificate of Incorporation

         The Company's certificate of incorporation authorizes the issuance of 5,000,000 Preferred Shares. The Board of Directors has the authority, without further action by the Common Shareholders, to issue Preferred Shares from time to time in one or more classes or series, to fix the number of shares constituting any class or series and the stated value thereof, if different from the par value, and to fix the terms of any such series or class, including dividend right, dividend rates, conversion or exchange rights, voting rights, rights and terms of redemption (including sinking fund provisions), the redemption price and the liquidation preference of such class or series. Thus, the Board of Directors, in order to avoid a hostile takeover, could issue Preferred Shares with super-voting rights, conversion rights into Common Shares, liquidation or a combination of rights and preferences which could inhibit success of such attempt.

         No Assurance of Continued Public Market for Common Shares

         Although the Common Shares trade on the Nasdaq SmallCap Market, there is no assurance that an active trading market will be sustained.

         ITEM 2. DESCRIPTION OF PROPERTY

         On April 1, 1998, the Company leased 15,000 square feet of office, warehouse, manufacturing, and administrative office space in Hudson, New York from a non-affiliated party for a period of one-year. The Company has extended the lease until 9/15/99. In September of 1999, the Company will re-locate to a new 30,000 square foot facility in Kinderhook, New York. This new facility will house administrative offices, manufacturing and assembly, quality control/quality assurance, and sales and marketing (See "Business - Sales and Marketing"). The Company has entered into a Lease/Purchase Agreement with a non-affiliate. The purchase of the building is contingent upon a permanent zoning change that the company is confident it will receive from the town. However, there can be no guarantee that this permanent zoning change will occur. In such case, the Company will lease the facility through December, 2001. At that time, the lease would or may be re-negotiated.

         In August of 1999, the Company began leasing a 3,900 square foot laboratory facility in Bridgeport, New Jersey. This facility is leased for a period of three years at which time the Company has the option to re-new the lease. (See " Manufacturing")

         ITEM 3. LEGAL PROCEEDINGS

         "Friedenberg Litigation"

         In February 1994, Robert Friedenberg, as former owner of the two medical technology companies. MDI and Gendex, acquired by the Company, in the name of these corporations, filed for a declaratory judgement in Maryland that a Share Exchange Agreement had been rescinded. In order to make a claim for damages, the Company filed a third-party claim against Dr. Friedenberg for breach of the Share Exchange Agreement and fraud. In November 1995, after a trial, the court denied Dr. Friedenberg's request for a declaration of recission and allowed the Company's third-party claim to proceed to trial. In September 1996, Dr. Friedenberg died.

         The Company's third party claim was decided by a jury on May 5, 1997. The verdict determined that Dr. Friedenberg breached the Share Exchange Agreement when he failed to deliver drug screening know-how technology to the Company. The jury also found in favor of the Company on two of three fraud claims against Dr. Friedenberg and awarded the Company approximately $321,000 in damages. Dr. Friedenberg's estate, just prior to the jury trial, filed a supplemental claim for the shares of the Company which he would have received under the Share Exchange Agreement. The trial judge on July 17, 1998, ruled that the estate of Dr. Friedenberg is entitled to 5,907,154 common shares of the Company. The Company appealed that ruling and on April 1, 1999 a hearing was held in the Court of Special Appeals in Maryland. The Company is awaiting the appellate decision. Management, in consultation with counsel, is of the opinion that the trial judge's award of the shares to Dr. Friedenberg's estate will be reversed on appeal.

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

         In June 1995, the Company filed a lawsuit against Jackson Morris, the lawyer who was in charge of drafting and advising it on the Share Exchange Agreement. Mr. Morris, who had been recommended to the Company by Dr. Friedenberg, is alleged by the Company to have breached his fiduciary duty to the Company by later advising Dr. Friedenberg, individually, on how to rescind the Share Exchange Agreement. Mr. Morris is also charged with negligence in drafting the Share Exchange Agreement. The Company's lawsuit demands damages in the amount of $1,000,000. Mr. Morris has counterclaimed as a party to the Share Exchange Agreement and seeks common shares. No trial date has been set. The Company is vigorously contesting the Morris claim.

         "Patent, Trademark, and Unfair Competition Litigation"

         On January 26, 1999, the Company was granted a U.S. Patent for the design of the Multiple Test Card. On April 7, 1999, the Company filed suit in the federal court in Delaware against Phamatech, Inc. of California, Peninsula Drug Analysis Co., Inc. and James T. Ramsey of Virginia, as well as Dipro Diagnostic Products, Inc. and Dipro Diagnostic Products of North America claiming patent infringement, trademark dilution, and unfair competition.

         On the following day, Phamatech Inc. filed suit in the federal court in San Diego, California asking for a declaration that the Company's patent is invalid. It also claimed breach of contract damages for an alleged non-payment of invoices by the Company. Over Phamatech's objection and at the request of the Company, the California suit has been stayed by the San Diego court pending a decision by the Delaware court on the defendant's motions that they are not subject to jurisdiction in Delaware and that the trial should be in California. A decision by the Delaware court is expected by mid-August, 1999. If it retains the Company's case, all pending claims would be decided in that proceeding.

         In June 1999, an individual filed suit in New York claiming that two private placement memoranda dated respectively September 15, 1992 and February 5, 1993, obligated the Company to issue him 1,555,601 common shares of the Company. The claim is that he is entitled to the common shares in consideration of brokering the acquisitions subject to the Share Exchange Agreement with Dr. Friedenburg. In addition, the individual is claiming a finder's fee of five percent of the funds raised by the September 1992 private placement. He alleges that a sum of one million dollars was raised. Finally, he claims that he is entitled to a consulting fee of $24,000. Management denies the claims and intends to vigorously contest the suit.

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

PART II

         ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The table below sets forth the range of high and low sale prices for the fiscal years 1998 and 1999 on the NASD Bulletin Board until December 24, 1997 and on the Nasdaq SmallCap

Market thereafter. As of July 15, 1999 there were approximately 4,000 holders of Common Shares.


         Fiscal Year Ending April 30, 1999               High        Low
         ---------------------------------               ----        ---
               Fourth Quarter                            $1.87      $1.75
               Third Quarter                             $2.87      $2.75
               Second Quarter                            $3.00      $2.62
               First Quarter                             $3.53      $3.31


         Fiscal Year Ending April 30, 1998

               Fourth Quarter                            $4.43      $3.40
               Third Quarter                             $6.50      $3.25
               Second Quarter                            $3.97      $2.69
               First Quarter ending                      $4.13      $3.00

         As of July 15, 1999 there were outstanding approximately 14,875,190 Common Shares and 1,565 convertible Series "D" Preferred Shares. The Company has not declared any dividends on the Common Shares and does not expect to do so in the foreseeable future.

         ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                   for the years ended April 30, 1999 and 1998

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

         RESULTS OF OPERATIONS FOR THE YEAR ENDED APRIL 30, 1999 AS COMPARED TO THE YEAR ENDED APRIL 30, 1998

         During the current year, the Company continued its extensive program to market and distribute its primary product, the Rapid Drug Test kit. As a result, revenues from the sale of the test kits were $6,499,000 for the year ended April 30, 1999 as compared to $1,991,000 for the year ended April 30,1998, representing an increase of $4,508,000 or 226.4%. The Company believes that will sales will continue to grow but not necessarily at the same rate. Cost of goods sold for the year ended April 30, 1999 was $3,236,000 or 49.8% of drug test revenues as compared to $971,000 or 48.8% of drug test revenues for the year ended April 30, 1998. In an effort to lower this cost, the Company has undertaken an extensive cost reduction program aimed specifically at its in-place production process and expects further savings in the coming year. It is expected that with the commencement of its in-house manufacturing of drug test strips, that further significant savings can be achieved.

         Revenues from book sales were $539,000 for the year ended April 30, 1999 as compared to $163,000 for the year ended April 30, 1998 representing an increase of $376,000 or 230.7%. It is anticipated that with continued strong sales in the drug test market, book sales as a percent of overall revenue will continue to decline. Cost of goods sold for the year ended April 30, 1999 was $120,000 or 22.3% of book sale revenues as compared to $79,000 or 48.5% of book sale revenues for the year ended April 30, 1998.

         While overall revenues increased 226.7% in the current year, General and administrative costs increased 80.2% to $4,936,000 for the year ended April 30, 1999, as compared to expenses of $2,739,000 for the year ended April 30,1998.

The following table sets forth the percentage relationship of general and administrative costs to sales for both years:


                                         April 30,     %    April 30,      %
                                           1999      Sales     1998      Sales
                                        ----------   -----  ----------   -----
Sales salaries & commissions            $1,047,000    14.9  $  572,000    26.6
Other selling expenses                     846,000    12.0     572,000    26.6
Marketing & promotion                      883,000    12.5     297,000    13.8
Legal & professional                       570,000     8.1     112,000     5.2
Investor relations costs                   138,000     2.0     241,000    11.2
Office salaries                            507,000     7.2     340,000    15.8
Payroll taxes & insurance                  187,000     2.7      74,000     3.4
Telephone                                  100,000     1.4      51,000     2.3
Insurance                                   43,000     0.6      35,000     1.6
Other administrative costs                 615,000     8.7     445,000    20.7
                                        ----------   -----  ----------   -----
 Total general & administrative costs   $4,936,000    70.1  $2,739,000   127.2
                                        ==========    ====  ==========   =====


         These increased general and administrative costs were undertaken to create the necessary infrastructure to meet the Company's worldwide drug test marketing and production goals. As an outgrowth of increasing sales the Company expects general and administrative costs to continue to increase but at a slower rate. As a percent of sales, this cost declined 57.1% during the current year and Management expects this decline to continue in future.

         Marketing and promotion costs amounting to $883,000 were expended during the year ended April 30, 1999 to develop the technical literature, video and other training aids necessary to conduct a successful world-wide marketing program. In an effort to further reduce this expense, the Company has relocated its marketing operations from Boca Raton, Florida to its headquarters in New York.

         As a result of the implementation of a stronger credit review program, bad debt expense amounted to $13,000 or 0.2% of sales for the year ended April 30,1999 when compared to $380,000 or 17.6% of sales for the year ended April 30, 1998.

         Depreciation and amortization was $78,000 and $101,000 for the years ended April 30,1999 and 1998 respectively.

         Research and development expense amounted to $336,000 for the year ended April 30, 1999, as compared to $150,000 expended during the year ended April 30, 1998. This increase in research and development is the result of ongoing development of both new products and improved methods to reduce the costs of the drug testing delivery system.

         Non-cash compensation charges

         As an inducement and in lieu of cash outlays, the Company granted 9,000 options to employees, 56,000 options to distributors and 33,500 options to consultants and non-employee officers at exercise prices less than fair value at date of grant resulting in an aggregate non-cash charge of $91,000 for the year ended April 30, 1999. During the prior year the company granted 260,000 options to employees, 89,000 options for consulting and professional services and issued common stock to certain key employees resulting in an aggregate non-cash charge of $2,214,000 for the year ended April 30, 1998.

         LIQUIDITY AND CAPITAL RESOURCES AS OF THE END OF FISCAL YEAR ENDED APRIL 30, 1999

         Cash and cash equivalents amounting to $131,000 combined with marketable securities valued at $719,000 for the year ended April 30, 1999 represent a decrease of $2,389,000 or 73.7% over $3,239,000 as of the year ended April 30, 1998. Of this amount, $131,000 was invested in interest bearing certificates of deposit. A major portion of these funds has been utilized to finance operations and to provide a build-up in inventories to support a move from the Company's present facilities in Hudson, N.Y. to a new location in Kinderhook, N.Y. during August 1999.

         Working capital decreased $2,093,000 or 46.7% to $2,387,000 for the year ended April 30, 1999 over $4,480,000 as of the year ended April 30, 1998.

         The Company has entered into a one-year lease agreement with option to purchase a 26,000 square foot fully constructed building in Kinderhook, N.Y. for $1.3 million subject to the removal of certain existing zoning restrictions. This move will permit the consolidation of its marketing effort and provide space necessary for continued growth.

         As a result of continued growth in sales of drug test kits, accounts receivable increased $309,000 or 43.4% to $1,021,000 for the year ended April 30, 1999 compared to $712,000 for the year ended April 30, 1998.

         Inventories rose 85.1% to $1,834,000 for the year ended April 30, 1999 or $843,000 above $991,000 reported for the year ended April 30, 1998. The current level is necessary to support the interruption in production anticipated by the August move to Kinderhook.

         The Company's primary short-term needs are to increase its manufacturing and production capabilities, decrease current inventory levels and continue to support its research and development programs. The Company currently plans to expend approximately $.3 million for the expansion and development of its manufacturing facilities in addition to its marketing and general administrative programs.

         The Company expects its capital requirements to increase over the next several years as it expands its research and development efforts, sales and administration infrastructure, manufacturing capabilities and facilities. The Company's future liquidity and capital funding requirements will depend on numerous factors, including the extent to which the Company's products under development are successfully developed and gain market acceptance, the timing of regulatory actions regarding the Company's potential products, the costs and timing of expansion of sales, marketing and manufacturing activities, facilities expansion needs, procurement and enforcement of patents important to the Company's business, results of clinical investigations and competition.

         The Company believes that its available cash and cash from operations will be sufficient to satisfy its funding needs through April 30, 2000. Thereafter, if cash generated from operations is insufficient to satisfy the Company's working capital and capital expenditure requirements, the

Company may be required to sell additional equity or debt securities or obtain additional credit facilities. There can be no assurance that such financing, if required, will be available on satisfactory terms, if at all.

         Year 2000 Issues

         The Company has completed its assessment of Year 2000 compliance with respect to its products that are currently being sold to customers and has concluded that all significant products are compliant. With respect to third parties, the Company is in the process of identifying and contacting its significant suppliers and will shortly begin to contact its major customers to determine the extent to which the Company may be vulnerable to such third parties' failure to address their own year 2000 issues. As a result, the Company's assessment will be substantially dependent on information provided by third parties. The Company expects to materially complete this assessment process by the middle of fiscal 2000. Based upon the Company's current estimates, additional out-of-pocket costs associated with its Year 2000 compliance are expected to be immaterial. Such costs do not include internal management time, which is not expected to be material to the Company's results of operations or financial condition.

         The Company believes that its most significant risk with respect to Year 2000 issues relates to the performance and readiness status of third parties. As with all manufacturing companies, a reasonable worst case Year 2000 scenario would be the result of failures of third parties (including without limitation, governmental entities, utilities and entities with which the Company has no direct involvement) that negatively impact the Company's raw material supply chain or ability to provide products to customers or the ability of customers to purchase products, or events affecting regional, national or global economies generally. The impact of these failures cannot be estimated at this time; however, the Company is considering contingency plans to limit, to the extent possible, the financial impact of these failures on the Company's results of operations. Any such plans would necessarily be limited to matters over which the Company can reasonably control.

         ITEM 7. FINANCIAL STATEMENTS.

         The Company's Financial Statements are set forth beginning on page F-1.


         ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.



PART III

         ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, SENIOR OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Directors, Executive Officers, and Senior Officers

         The following sets forth the names of the Company's directors, officers, and senior officers. Directors of the Company are elected annually by the shareholders and the officers are appointed annually by the Board of Directors. Gerald Moore was appointed by the Board of Directors to fill a vacancy.

        NAME              AGE     POSITION                        SINCE
        ----              ---     --------                        -----
     Stan Cipkowski       51      President, CEO, and Chairman     1986
                                  of the Board of Directors
     Edmund Jaskiewicz    76      Secretary                        1992
     Jay Bendis           52      Vice President-Sales &           1995
                                  Marketing and a Director
     John F. Murray       55      CFO and a Director               1997
     Karen Russo          38      Director                         1997
     Gerald Moore         61      Director                         1999
     Douglas Casterlin    52      Vice President Operations        1997
     Dr. Henry J. Wells   67      Vice President-Scientific        1995
                                  Development
     Martin Gould         48      Vice President-Technology        1998


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

         Jay Bendis was an independent consultant to biomedical companies from 1990 until 1995, specializing in commercializing new concept products in both domestic and international markets. From 1990 to 1992, he served as Vice-President of Sales and Marketing for Scientific Imaging Instruments where he was a principal and Vice-President of Sales and Marketing. From 1985 to 1990, Mr. Bendis served as National Sales Manager of the XANAR Laser Corp., a division of Johnson & Johnson, where he directed its national sales force and developed its marketing strategy for integrating high power lasers into the hospital market. From 1979 to 1984, he was the Eastern Area Sales and Marketing Manager for the IVAC Corp., a division of Eli Lilly. Prior to 1979, Mr. Bendis held sales Management positions with Xerox Corporation and A.M. International. Mr. Bendis earned his B. A. in Marketing/Management from Kent State University and is currently a member of the Edison BioTechnology Center Advisory Council for the State of Ohio.

         John F. Murray served as Chief Financial Officer of Federal Supply, Inc., Pompano Beach, Florida from April, 1994 to 1998. From 1988 to 1994, Mr. Murray served as Controller for Bio Therapeutics, Inc., Woodbridge, New Jersey. He also was Controller of Shortline, a group of transportation companies, from 1982 to 1988 and, from 1974 to 1982, of Kleber Tire & Rubber Corp. Mr. Murray was Director of Accounting for Western Union Telegraph Company from 1972 to 1974 and Senior Accountant for S.D. Leidesdorf & Co (now Ernst & Young) from 1969 to 1972. Mr. Murray received his B.B.A. in Accounting from the Baruch School of the City University of New York in 1968 and became a Certified Public Accountant in the State of New York in 1974.

         Karen Russo works with leading consulting firms to deliver training programs to Fortune 1000 corporations. Topics include interpersonal and strategic selling, service excellence, teamwork, and the prevention of workplace violence and sexual harassment. From 1989 to 1995, Ms. Russo was an account executive with the Forum Corporation, Los Angeles, California, responsible for business development and client service. She served as an Assistant Vice President of Bankers Trust Company in 1987 to 1989. Ms. Russo earned her M.B.A. from Columbia University in 1987 and her B.A. from the University of Maryland in 1981.

         Gerald Moore currently serves as President and CEO of Med-Ox Diagnostics of Canada. Mr. Moore was President of UNIPATH (North America) from 1990 to 1998 when he reached parent-company Unilever's mandatory retirement age. Brooke Bond, Inc took a majority equity position in MED-OX in 1978 and renamed it Oxoid. In 1980, Mr. Moore opened Oxoid US in Columbus, MD and was appointed President and Chief Executive Officer of both Oxoid CANADA and Oxoid USA. Unlived acquired all of Oxoid International's holdings and subsidiaries in 1984 and changed its name to UNIPATH in 1990.Mr. Moore is a member of the Board of Directors of the Canadian Assoc. of Clinical Microbiology and Infectious Diseases (CACMID); a Director of the Canadian Clinical Standards Organization, serves on the National Committee for Clinical Laboratory Standards (NCCLS), a member of the NCCLS Committee for Antimicrobial Susceptibility testing and Veterinary Diagnostics, is an advisor to the NCCLS Committee on Culture Media, is a liaison to the Board of Exhibitors of the Interscience Conference on Antimicrobial Agents and Chemotherapy (ICAAC) of the American Society of Microbiology. Mr. Moore received his degree in chemistry and mathematics from Strathclyde University in Glascow, Scotland in 1961.

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

         Martin Gould is a biomedical scientist with more than 24 years of experience in the diagnostic and chemical fields. He has an extensive background in research and development, manufacturing, quality control/assurance, as well as business development, sales and marketing. His experience is in the areas of clinical chemistry, serology, immunology, hematology, dyes and stains, chromatography, reagent chemical and food diagnostics, specifically rapid microbiological testing. From 1973 to 1987, Mr. Gould worked for E. Merck, Inc. in various positions of increasing responsibilities within the product management, research and development, and quality assurance/control departments. In 1987, he founded Ampcor Diagnostics, Inc. which he grew until 1994 when it was acquired by Neogen Corp. (NASDAQ:NEOG). Mr. Gould is an accomplished researcher with numerous publications in a variety of fields, including rapid immunoassay tests to detect food pathogens such as e-coli, salmonella, listeria, shigella, and campylobacter. He has a master's in biomedical science and engineering and a bachelor's in animal science/chemistry. Mr. Gould established a patent in composition for stabilization of diagnostics reagents, three separate patents for immunoassay diagnostics kits, as well as a patent concerning a growth media that resuscitates injured bacteria, such as salmonella, that was recently issued.

         Compliance with Section 16(a) of the Exchange Act

         See Proxy Statement for the Annual Meeting of Shareholders for Fiscal Year 2000.

         ITEM 10. EXECUTIVE COMPENSATION

         See Proxy Statement for the Annual Meeting of Shareholders for Fiscal Year 2000.

         ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of July 15, 1999, the number and percentage of shares of the common stock of the Company. Owned of record and beneficially, by each executive officer and director of the Company and by any other person owning more than 5% of the outstanding Common Shares and by all executive officers and directors as a group.


                                                    Number of
Beneficial Owner                                  Common Shares        Percent of Total
----------------                                  --------------       ----------------
Stan Cipkowski                                     2,817,500  (1)              18.5%
122 Smith Road
Kinderhook, New York 12106

Edmund Jaskiewicz                                  2,159,155  (2)              14.4%
1730 M Street, NW
Washington, DC  20036

Jay Bendis                                           749,999  (3)               4.9%


John F. Murray                                       130,000  (4)               *


Karen Russo                                           21,250  (5)               *


Gerald Moore                                          10,000  (6)               *

Douglas Casterlin                                    262,500  (7)               1.7%


Directors and executive officers as a group        6,140,404  (8)              38.7%
(7 persons)

-------------------------------------

*      Less than one percent (1%).

(1) Includes 338,500 Common Shares subject to stock options exercisable within 60 days of July 15, 1999.

(2) Includes 151,500 Common Shares subject to stock options exercisable within 60 days of July 15, 1999.

(3) Includes 194,000 Common Shares subject to stock options exercisable within 60 days of July 15, 1999.

(4) Includes 130,000 Common Shares subject to stock options exercisable within 60 days of July 15, 1999.

(5) Includes 20,000 Common Shares subject to stock options exercisable within 60 days of July 15, 1999.

(6) Includes 10,000 Common Shares subject to stock options exercisable within 60 days of July 15, 1999.

(7) Includes 150,000 Common Shares subject to stock options exercisable within 60 days of July 15, 1999.

(8) Includes an aggregate of 994,000 Common Shares subject to stock options exercisable within 60 days of July 15, 1999.

         ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         See Proxy Statement for the Annual Meeting of Shareholders for Fiscal Year 2000.

         ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             See Exhibit Index on page E-1, incorporated herein by reference.

         (b) Reports on Form 8-K

             There were no reports on Form 8-K during the fourth quarter of Fiscal 1999.

                         AMERICAN BIO MEDICA CORPORATION

                              FINANCIAL STATEMENTS

                                 APRIL 30, 1999

AMERICAN BIO MEDICA CORPORATION


CONTENTS

                                                                                                                       PAGE
                                                                                                                       ----
FINANCIAL STATEMENTS

   Independent auditors' report                                                                                        F-2

   Balance sheet as of April 30, 1999                                                                                  F-3

   Statements of operations for the years ended April 30, 1999 and 1998                                                F-4

   Statements of changes in stockholders' equity for the years ended April 30, 1999 and 1998                           F-5

   Statements of cash flows for the years ended April 30, 1999 and 1998                                                F-6

   Notes to financial statements                                                                                       F-7

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors
   of American Bio Medica Corporation
Hudson, New York


We have audited the accompanying balance sheet of American Bio Medica Corporation as of April 30, 1999 and the related statements of operations, changes in stockholders' equity and cash flows for each of the years in the two-year period ended April 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Bio Medica Corporation as of April 30, 1999 and the results of its operations and cash flows for each of the years in the two-year period ended April 30, 1999, in conformity with generally accepted accounting principles.



Richard A. Eisner & Company, LLP

New York, New York
June 17, 1999


With respect to Note H[4]
July 1, 1999

AMERICAN BIO MEDICA CORPORATION


BALANCE SHEET
APRIL 30, 1999


ASSETS
Current assets:
   Cash and cash equivalents                                                              $    131,000
   Investments                                                                                 719,000
   Accounts receivable - net of allowance for doubtful accounts of $70,000                   1,021,000
   Inventory                                                                                 1,834,000
   Prepaid expenses and other current assets                                                    97,000
                                                                                          ------------

      Total current assets                                                                   3,802,000

Property, plant and equipment, net                                                             351,000
Due from officer                                                                               280,000
Other assets                                                                                     2,000
                                                                                          ------------

                                                                                          $  4,435,000
                                                                                          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                                  $  1,149,000
   Payable - stockholder                                                                       130,000
   Note payable - stockholder                                                                  125,000
   Current portion of capital lease obligations                                                 11,000
                                                                                          ------------

      Total current liabilities                                                              1,415,000

Long-term portion of capital lease obligations                                                  47,000
                                                                                          ------------

      Total liabilities                                                                      1,462,000
                                                                                          ------------

Commitments and contingencies

Stockholders' equity:
Preferred stock; par value $.01 per share; 5,000,000 shares authorized; 1,536 shares Series D, 8% cumulative, convertible issued and outstanding (face value $1,536,000)
Common stock; par value $.01 per share; 30,000,000 shares authorized; 14,875,190 shares
   issued and outstanding                                                                      149,000
Additional paid-in capital                                                                  12,326,000
Subscription receivable                                                                         (9,000)
Unearned portion of compensatory options                                                       (13,000)
Unrealized loss on investments available for sale                                              (56,000)
Accumulated deficit                                                                         (9,424,000)
                                                                                          ------------

                                                                                             2,973,000
                                                                                          ------------
                                                                                          $  4,435,000
                                                                                          ============


See notes to financial statements

AMERICAN BIO MEDICA CORPORATION


STATEMENTS OF OPERATIONS


                                                                         YEAR ENDED APRIL 30,
                                                                    -----------------------------
                                                                        1999             1998
                                                                    ------------    -------------
Net sales                                                           $  7,038,000    $  2,154,000
Cost of goods sold                                                     3,356,000       1,051,000
                                                                    ------------    ------------

Gross profit                                                           3,682,000       1,103,000
                                                                    ------------    ------------

Operating expenses:
   Selling, general and administrative                                 4,936,000       2,739,000
   Noncash compensation charges                                           91,000       2,214,000
   Depreciation and amortization                                          25,000         101,000
   Research and development                                              336,000         150,000
   Write-off of bad debts                                                 13,000         380,000
                                                                    ------------    ------------
                                                                       5,401,000       5,584,000
                                                                    ------------    ------------
Operating loss                                                        (1,719,000)     (4,481,000)
                                                                    ------------    ------------

Other income (loss):
   Loss on sale of marketable securities                                 (68,000)
   Interest income                                                       103,000          91,000
   Interest expense                                                       (7,000)
                                                                    ------------    ------------

                                                                          28,000          91,000
                                                                    ------------    ------------

NET LOSS                                                              (1,691,000)     (4,390,000)

Adjustments:
   Preferred stock beneficial conversion feature                        (123,000)       (359,000)
   Preferred stock dividends including late penalty                     (391,000)        (45,000)
                                                                    ------------    ------------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                        $ (2,205,000)   $ (4,794,000)
                                                                    ============    ============

BASIC AND DILUTED LOSS PER COMMON SHARE                             $       (.15)   $       (.35)
                                                                    ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED     14,557,000      13,768,000
                                                                    ============    ============



See notes to financial statements

AMERICAN BIO MEDICA CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                          PREFERRED                                    ADDITIONAL
                                                            STOCK            COMMON STOCK               PAID-IN       SUBSCRIPTION
                                                            SHARES        SHARES         AMOUNT         CAPITAL        RECEIVABLE
                                                          --------      ----------    ------------    ------------    ------------
BALANCE - APRIL 30, 1997                                        90      13,379,507    $    134,000    $  6,499,000
Proceeds from exercise of warrants and options                             106,305           1,000         317,000    $     (9,000)
Preferred "A" shares converted to common                       (90)        404,034           4,000          (4,000)
Proceeds from private placement of Preferred
   "B" shares (net of costs of $48,000)                         60                                         552,000
Preferred "B" shares converted to common                       (60)        226,037           2,000          (2,000)
Cash dividend paid to holders of Preferred
   "B" shares
Proceeds from private placement of Preferred
   "C" shares (net of costs of $57,000)                       45.5                                         398,000
Preferred "C" shares converted to common                     (45.5)        160,359           2,000          (2,000)
Stock dividend paid to holders of Preferred
   "C" shares                                                                6,747                          19,000
Proceeds from private placement of Preferred
   "D" shares and warrants (net of costs of
   $188,000)                                                 2,500                                       2,312,000
Purchase of options previously granted                                                                    (225,000)
Issuance of compensatory stock                                                                           1,896,000
Value assigned to compensatory stock options                                                               342,000
Net loss
                                                             -----      ----------         -------      ----------          ------

BALANCE - APRIL 30, 1998                                     2,500      14,282,989         143,000      12,102,000          (9,000)
Proceeds from exercise of options                                            2,000                           6,000
Preferred "D" shares converted to
   common shares                                            (1,093)        588,032           6,000          (6,000)
Dividend paid to holders of Preferred "D" shares:
   Preferred shares                                            129                                         128,000
   Cash
   Common shares                                                             2,169                           5,000
Settlement of registration rights agreement
Value assigned to compensatory stock options                                                                91,000
Amortization of compensatory stock options
Net loss
Other comprehensive loss:
   Unrealized loss on securities available for sale

Comprehensive loss
                                                             -----      ----------    ------------    ------------    ------------
BALANCE - APRIL 30, 1999                                     1,536      14,875,190    $    149,000    $ 12,326,000    $     (9,000)
                                                             =====      ==========    ============    ============    ============


                                                                                        ACCUMULATED
                                                                        UNEARNED           OTHER
                                                     COMPREHENSIVE    COMPENSATORY     COMPREHENSIVE      ACCUMULATED
                                                         LOSS           OPTIONS           LOSS              DEFICIT        TOTAL
                                                     -------------    ------------     -------------     ------------  ------------
BALANCE - APRIL 30, 1997                                                                                 $(2,907,000)  $  3,726,000
Proceeds from exercise of warrants and options                                                                              309,000
Preferred "A" shares converted to common                                                                                          0
Proceeds from private placement of Preferred
   "B" shares (net of costs of $48,000)                                                                                     552,000
Preferred "B" shares converted to common                                                                                          0
Cash dividend paid to holders of Preferred
   "B" shares                                                                                                (26,000)       (26,000)
Proceeds from private placement of Preferred
   "C" shares (net of costs of $57,000)                                                                                     398,000
Preferred "C" shares converted to common                                                                                          0
Stock dividend paid to holders of Preferred
   "C" shares                                                                                                (19,000)             0
Proceeds from private placement of Preferred
   "D" shares and warrants (net of costs of
   $188,000)                                                                                                              2,312,000
Purchase of options previously granted                                                                                     (225,000)
Issuance of compensatory stock                                                                                            1,896,000
Value assigned to compensatory stock options                                                                                318,000
Net loss                                                                   $(24,000)                      (4,390,000)    (4,390,000)
                                                                           --------                       ----------     ----------

BALANCE - APRIL 30, 1998                                                    (24,000)                      (7,342,000)     4,870,000
Proceeds from exercise of options                                                                                             6,000
Preferred "D" shares converted to
   common shares                                                                                                                  0
Dividend paid to holders of Preferred "D" shares:
   Preferred shares                                                                                         (158,000)       (30,000)
   Cash                                                                                                       (3,000)        (3,000)
   Common shares                                                                                              (5,000)             0
Settlement of registration rights agreement                                                                 (225,000)      (225,000)
Value assigned to compensatory stock options                                                                                 91,000
Amortization of compensatory stock options                                   11,000                                          11,000
Net loss                                                 $(1,691,000)                                     (1,691,000)    (1,691,000)
Other comprehensive loss:
   Unrealized loss on securities available for sale          (56,000)                      $(56,000)                        (56,000)
                                                         -----------
Comprehensive loss                                       $(1,747,000)
                                                         ===========       --------        --------     ------------    -----------

BALANCE - APRIL 30, 1999                                                   $(13,000)       $(56,000)    $ (9,424,000)   $ 2,973,000
                                                                           ========        ========     ============    ===========


See notes to financial statements

AMERICAN BIO MEDICA CORPORATION


STATEMENTS OF CASH FLOWS


                                                                                 --------------------------
                                                                                      YEAR ENDED APRIL 30,
                                                                                     1999           1998
                                                                                 -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                      $(1,691,000)   $(4,390,000)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Amortization and depreciation                                                   78,000        101,000
      Loss on disposal of property                                                     7,000
      Provision for bad debts                                                         30,000         40,000
      Issuance of compensatory stock options                                         102,000        318,000
      Issuance of compensatory stock                                                              1,896,000
      Accrued interest                                                               (16,000)
      Loss on sale of marketable securities                                           68,000
      Changes in:
        Loan receivable                                                                             102,000

        Accounts receivable                                                         (339,000)      (414,000)
        Inventory                                                                   (843,000)      (322,000)
        Prepaid expenses and other current assets                                    (73,000)       (20,000)
        Other assets                                                                   6,000         (8,000)
        Accounts payable and accrued expenses                                        663,000        106,000
                                                                                 -----------    -----------

           Net cash used in operating activities                                  (2,008,000)    (2,591,000)
                                                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment                                        (220,000)       (71,000)
   Purchase of investments                                                        (1,812,000)
   Sales and maturity of investments                                                 969,000      1,053,000
   Loans to officer                                                                  (29,000)      (235,000)
                                                                                 -----------    -----------

           Net cash (used in) provided by investing activities                    (1,092,000)       747,000
                                                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of capital lease obligations                                            (11,000)
   Proceeds from private placements                                                               3,262,000
   Proceeds from exercise of warrants and options                                      6,000        309,000
   Cash dividends paid                                                                (3,000)       (26,000)
   Purchase of Company's options                                                                   (225,000)
                                                                                 -----------    -----------

           Net cash (used in) provided by financing activities                        (8,000)     3,320,000
                                                                                 -----------    -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                              (3,108,000)     1,476,000
Cash and cash equivalents - beginning of year                                      3,239,000      1,763,000
                                                                                 -----------    -----------

CASH AND CASH EQUIVALENTS - END OF YEAR                                          $   131,000    $ 3,239,000
                                                                                 ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
      Interest                                                                   $     8,000
      Income taxes                                                               $     6,000

NONCASH ACTIVITIES:
   Stock dividends paid to holders of preferred stock                            $   133,000    $    19,000
   Dividend accrued not yet paid                                                 $    30,000
   Acquisition of property under capital leases                                  $    69,000
   Settlement of registration rights agreement                                   $   225,000



See notes to financial statements

AMERICAN BIO MEDICA CORPORATION

NOTES TO FINANCIAL STATEMENTS
APRIL 30, 1999



NOTE A - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

American Bio Medica Corporation (the "Company") was formed under the laws of the State of New York on April 10, 1986 and is in the business of manufacturing, developing and marketing biomedical technologies and products. The Company currently owns two technologies for screening drugs of abuse, a workplace screening test and a preliminary test for use by laboratories. The Company is also involved in marketing educational books and software to schools and municipal libraries and audio-visual educational packages to corporations throughout the United States, which constitutes less than 10% of net sales.

During the year ended April 30, 1999, the Company sustained a net loss of $1,691,000 and had net cash outflows from operating activities of $2,008,000. The Company is in the process of taking a number of steps to improve its financial prospects including focusing its efforts on sales of existing products, implementing certain cost reductions and production efficiencies and taking other measures to enhance profit margins.

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

[5]    REVENUE RECOGNITION:

       The Company recognizes revenue when products are shipped or services are rendered. Revenues from book sales with the right of return, are recognized net of a provision for estimated returns.

[6]    RESEARCH AND DEVELOPMENT:

       Research and development costs are charged to operations when incurred.

[7]    LOSS PER COMMON SHARE:

       The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share," in the year ended April 30, 1998. Accordingly, the presentation of per share information includes calculations of basic and dilutive loss per share. The effect of potential common shares such as warrants, options, and convertible preferred stock has not been included, as the effect would be antidilutive.

AMERICAN BIO MEDICA CORPORATION

NOTES TO FINANCIAL STATEMENTS
APRIL 30, 1999


NOTE A - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[7]    LOSS PER COMMON SHARE: (CONTINUED)

       When preferred stock is convertible to common stock at a conversion rate that is the lower of a rate fixed at issuance or a fixed discount from the common stock market price at the time of conversion, the discounted amount is an assured incremental yield, the "beneficial conversion feature", to the preferred shareholders and is accounted for as an embedded dividend to preferred shareholders. As such, the loss per common share was adjusted for this feature.

[8]    USE OF ESTIMATES:

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

[9]    IMPAIRMENT OF LONG-LIVED ASSETS:

       The Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" during the year ended April 30, 1999. SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable assets, and goodwill related to those assets. There was no effect of the adoption of SFAS 121 on the financial statements.

[10]   FINANCIAL INSTRUMENTS:

       The carrying amounts of cash and cash equivalents, accounts receivable - net, accounts payable and accrued expenses and note payable approximate their fair value based on the nature of those items.

       Estimated fair value of financial instruments are determined using available market information. In evaluating the fair value information, considerable judgement is required to interpret the market data used to develop the estimates. The use of different market assumptions and/or different valuation techniques may have a material effect on the estimated fair value amounts. Accordingly, the estimates of fair value presented herein may not be indicative of the amounts that could be realized in a current market exchange. Due to the related party nature of due from officer the Company is unable to determine its fair value.

[11]   STOCK-BASED COMPENSATION:

       The Financial Accounting Standards Board has issued SFAS No. 123, "Accounting for Stock-Based Compensation", which encourages, but does not require, companies to record compensation cost for stock-based employee compensation under a fair value based method. The Company has elected to continue to account for its stock-based employee compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees" and disclose the pro forma effects on net loss and loss per share basic and diluted had the fair value of such compensation been expensed. Under the provisions of APB No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock.

AMERICAN BIO MEDICA CORPORATION

NOTES TO FINANCIAL STATEMENTS
APRIL 30, 1999


NOTE A - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[12]   CONCENTRATION OF CREDIT RISK:

       The Company sells its drug testing products primarily to United States distributors. Credit is extended based on an evaluation of the customer's financial condition, and generally collateral is not required. The Company establishes an allowance for doubtful accounts based on factors surrounding the credit risk of specific customers and other information.

[13]   REPORTING COMPREHENSIVE LOSS:

       During fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130"). The provisions for SFAS No. 130 require the Company to report the change in the Company's equity during the period from transactions and events other than those resulting from investments by and distributions to the shareholders.


NOTE B - INVESTMENTS

The Company's investments are classified as available-for-sale and are carried at fair value with the unrealized gains and losses included in stockholders' equity. Investments at April 30, 1999 consist of the following:


                                                                           FAIR       UNREALIZED
                                                           COST            VALUE         LOSS
                                                       ------------    ------------   ----------
          Certificates of deposits - maturity
             less than one year                        $    131,000    $    131,000
          Equity securities - common stock                  171,000         152,000   $(19,000)
          Mutual fund                                       463,000         436,000    (27,000)
                                                       ------------    ------------   --------

                                                       $    765,000    $    719,000   $(46,000)
                                                       ============    ============   ========


During the year ended April 30, 1999, the Company incurred a realized loss of $68,000 on its investments. During May 1999, the Company sold equity securities
- common stock with a cost of $71,000 for net proceeds of $142,000. During the year ended April 30, 1999, $100,000 of the investments were used to collateralize certain borrowings, which were repaid, under a margin account.


NOTE C - INVENTORY

Inventory is comprised of the following:


         Books held for resale                           $     166,000
                                                         -------------
         Drug screening tests:
            Raw materials                                      764,000
            Work in process                                    377,000
            Finished goods                                     527,000
                                                         -------------

         Total workplace drug screening tests                1,668,000

         Total                                           $   1,834,000
                                                         =============

AMERICAN BIO MEDICA CORPORATION

NOTES TO FINANCIAL STATEMENTS
APRIL 30, 1999


NOTE D - PLANT AND EQUIPMENT

Plant and equipment, at cost, are summarized as follows:


         Office equipment, including $46,000 under capital leases                     $    150,000
         Manufacturing and warehouse equipment, including $23,000
            under capital lease                                                            319,000
                                                                                      ------------

                                                                                           469,000
         Less accumulated depreciation                                                     118,000
                                                                                      ------------

                                                                                      $    351,000
                                                                                      ============


NOTE E - DUE FROM OFFICER

At April 30, 1999, the Company has a note receivable from an officer for $280,000 (including interest of $16,000). The note bears interest at 6% per annum and is payable on demand.


NOTE F - CAPITAL LEASE OBLIGATIONS

The Company leases certain equipment under a capital lease. As of April 30, 1999, minimum future lease payments on the capital leases are as follows:


             YEAR ENDING
              APRIL 30,
             ----------
               2000                                               $    19,000
               2001                                                    19,000
               2002                                                    19,000
               2003                                                    19,000
               2004                                                     1,000
                                                                  -----------

         Total future minimum loan payments                            77,000
         Less amount representing interest                            (19,000)
                                                                  -----------

         Present value of minimum lease payments                       58,000
         Less current portion of capital lease payments               (11,000)
                                                                  -----------

         Long-term portion of capital lease obligations           $    47,000
                                                                  ===========


NOTE G - INCOME TAXES

At April 30, 1999, the Company has approximately $6,600,000 of net operating loss carry-forwards expiring through 2019.

At April 30, 1999, the Company has a deferred tax asset of approximately $2,600,000 representing the benefits of its net operating loss carry-forward and certain expenses not currently deductible. The Company's deferred tax asset has been fully reserved by a valuation allowance since realization of its benefit is uncertain. The difference between the statutory tax rate of 34% and the Company's effective tax rate of 0% is substantially due to the increase in the valuation allowance of $716,000 and $986,000 for the years ended April 30, 1999 and 1998,

AMERICAN BIO MEDICA CORPORATION

NOTES TO FINANCIAL STATEMENTS
APRIL 30, 1999


respectively. The Company's ability to utilize its net operating loss carry-forwards may be subject to an annual limitation in future periods pursuant to Section 382 of the Internal Revenue Code of 1986, as amended.

AMERICAN BIO MEDICA CORPORATION

NOTES TO FINANCIAL STATEMENTS
APRIL 30, 1999

NOTE H - STOCKHOLDERS' EQUITY

[1]    PREFERRED STOCK:

       In October 1996, the Company amended its certificate of incorporation authorizing the issuance of 5,000,000 Preferred Shares. The board of directors of the Company has the authority, without further action by the holders of the outstanding common shares, to issue preferred shares from time to time in one or more classes or series, to fix the number of shares constituting any class or series and the stated value thereof, if different from the par value, and to fix the terms of any such series or class, including dividend rights, dividend rates, conversion or exchange rights, voting rights, rights and terms of redemption (including sinking fund provisions,) the redemption price and the liquidation preference of such class or series.

       During 1996, the Company completed a private placement in which it netted proceeds of approximately $1,410,000 through the sale of 150 shares of 8% Series A Convertible Preferred Shares with a stated value of $10,000 per share. Each Preferred Share is convertible into Common Shares pursuant to the following formula: $10,000 divided by the lesser of $6.07 or 75% of the average of the daily closing bid prices for the five consecutive trading days ending on the trading day prior to the day on which the Preferred Shares are converted to Common Shares. All accrued but unpaid dividends are payable in cash. The Series A Preferred Shares were converted into an aggregate of 633,073 Common Shares.

       During September 1997, the Company completed a private placement in which it netted proceeds of approximately $950,000 through the sale of 60 shares of 8% Series B Convertible Preferred Shares and 45.5 shares of Series C Convertible Preferred Shares with a stated value of $10,000 per share. Each Preferred Share was convertible into Common Shares pursuant to the following formula: $10,000 divided by lesser of $3.50 or 75% of the average of the daily closing bid prices for the twenty consecutive trading days ending on the trading day prior to the day on which the Preferred Shares are converted to Common Shares. Dividends were payable in cash or shares of common stock at the election of the Company on the date the Preferred Shares are converted to common shares. The Series B Preferred Shares and the Series C Preferred Shares were converted into an aggregate of 226,037 and 160,359 Common Shares respectively.

       During April 1998, the Company completed a private placement in which it netted proceed of approximately $2,312,000 through the sale of 2,500 shares of 8% Series D Convertible Preferred Shares with a stated value of $1,000 per share. Each Preferred Share is convertible at the lesser of
       (i) 95% of the average of the closing bid prices of the common shares over any three trading days selected by the holder of the Preferred Shares in the 20 trading days immediately preceding the date of conversion or (ii) $4.625 based on a formula as provided. Dividends are payable in cash or additional Preferred Shares at the Company's option.

       Pursuant to a Registration Rights Agreement dated April 24, 1998 (the "Registration Rights Agreement"), the Company agreed to register the resale of the Company's common stock issuable upon conversion of the Company's Series D Preferred Stock and upon exercise of certain stock purchase warrants. Pursuant to the Registration Rights Agreement, if a registration statement covering the resale of such shares of Common Stock was not declared effective by July 23, 1998 or once declared effective sales could not be made thereunder for any reason (a "Registration Statement Deficiency"), the Company agreed to pay a late registration penalty. The Registration Statement filed by the Company was not declared effective until March 17, 1999, resulting in a penalty. In the fourth quarter of fiscal 1999, the Series D preferred stockholders (the "holders") communicated to the Company that they were willing to accept $250,000 in cash in settlement of the penalty. On May 28, 1999, the Company entered into a definitive Agreement as of April 30, 1999 (the "1999 Agreement") to settle all claims against the Company, including the late registration penalty and certain other claims under the Securities Purchase Agreement dated April 24, 1998. Pursuant to the 1999 Agreement, the Company gave as consideration $225,000 on June 1, 1999 ($100,000 in cash and a one-year promissory note in the principal amount of $125,000 accruing interest at the rate of 14% annually).

AMERICAN BIO MEDICA CORPORATION

NOTES TO FINANCIAL STATEMENTS
APRIL 30, 1999


NOTE H - STOCKHOLDERS' EQUITY  (CONTINUED)

[1]    PREFERRED STOCK: (CONTINUED)

       The preferred dividend payable of $30,000 at April 30, 1999 was paid through the issuance of 29 Preferred D Shares and $1,000 in cash.

[2]    STOCK OPTION PLANS:

       The Company adopted the Fiscal 1997 Non-statutory Stock Option Plan (the "1997 Plan") and the Fiscal 1998 Non-statutory Plan (the "1998 Plan"). The 1997 Plan provides for the granting of options to purchase up to 2,000,000 shares of common stock and the 1998 Plan provides for the granting of options to purchase 1,000,000 shares of common stock. Both Plans are administered by the Option Committee of the Board of Directors, which determines the terms of options exercised, including the exercise price, the number of shares subject to the option and the terms and conditions of exercise.

[3]    OTHER STOCK OPTIONS:

       During March 1996, the Company entered into an agreement with a public relations and communications firm to serve as the Company's liaison and spokesman to the financial and investment community. In connection therewith, the Company also granted 500,000 options exercisable at $1.00 through March 15, 1999 and 500,000 options exercisable at $2.00 through March 15, 1999. During March 1998, the Company purchased from the public relations firm 75,000 options exercisable at $1.00 per common share and 75,000 options exercisable at $2.00 per common share for $225,000.

       At April 30, 1999, the options had expired.

[4]    STOCK OPTIONS:

       Stock option activity is summarized as follows:


                                                                                YEAR ENDED APRIL 30,
                                                           ------------------------------------------------------
                                                                   1999                             1998
                                                           -----------------------       ------------------------
                                                                          WEIGHTED                      WEIGHTED
                                                                          AVERAGE                       AVERAGE
                                                                          EXERCISE                      EXERCISE
                                                             SHARES        PRICE            SHARES        PRICE
                                                           ----------    ---------       ----------    ----------
       Options outstanding at beginning of year             2,510,000     $2.55           2,174,000       $2.31
       Granted                                                468,000     $2.81             567,000       $3.25
       Exercised                                               (2,000)    $3.00             (81,000)      $3.00
       Cancelled/expired                                   (1,000,000)    $3.02            (150,000)      $1.50
                                                           ----------                     ---------

       Options outstanding at end of year                   1,976,000     $3.02           2,510,000       $2.55
                                                           ==========                     =========

       Options exercisable at end of year                   1,558,000     $2.98           1,439,000       $3.05
                                                           ==========                     =========

AMERICAN BIO MEDICA CORPORATION

NOTES TO FINANCIAL STATEMENTS
APRIL 30, 1999



NOTE H - STOCKHOLDERS' EQUITY  (CONTINUED)

[4]      STOCK OPTIONS:  (CONTINUED)

       The following table presents information relating to stock options outstanding at April 30, 1999.


                                                      OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                                            -----------------------------------------     -------------------------
                                                          WEIGHTED         WEIGHTED                       WEIGHTED
                                                          AVERAGE          AVERAGE                        AVERAGE
                                                          EXERCISE        REMAINING                       EXERCISE
           RANGE OF EXERCISE PRICE          SHARES         PRICE        LIFE IN YEARS       SHARES         PRICE
           -----------------------          ------        --------      -------------      ---------      -------
                $2.50 - $3.50             1,976,000        $3.02           1.08            1,558,000       $2.98
                                          =========                                        =========


         As of April 30, 1999, 13,000 options are available for future grant under the 1997 Plan and 241,000 options are available for future grant under the 1998 Plan.

Through May 27, 1999, the Company granted 137,750 options. On July 1, 1999 the Company extended the term of approximately 852,000 options from 3 to 5 years.

[5]    WARRANTS:

       In connection with the Private Placement of the Series A Convertible Preferred Shares the Company granted 24,712 common share warrants entitling the holder to purchase one share of common stock at a price of $3.00 per share. The warrants were exercised during the fiscal year ended April 30, 1998.

       In connection with the Private Placement of the 8% Series D Convertible Preferred Shares, the Company granted 107,355 common share purchase warrants entitling the holder to purchase one share of common stock at a price of $4.81 per share until April 24, 2001. 100,000 of the purchase warrants were issued to preferred stockholders and 7,355 of the purchase warrants were issued to the selling agent as additional compensation. The weighted average fair value of warrants granted during the year ended April 30, 1998 was $1.67 on the date of grant using the Black-Scholes pricing model using the following assumptions: dividend yield 0%; volatility of 59%, risk free rate of 5.61% and expected life of three years.

[6]    STOCK-BASED COMPENSATION:

       The Company applies APB No. 25 in accounting for its stock option plans and, accordingly, recognizes employee compensation expense for the difference between the fair value of the underlying common stock and the exercise price of the option at the date of grant. The effect of applying SFAS No. 123 on pro forma net loss as stated above is not necessarily representative of the effects on reported net loss for future years due to, among other things (1) the vesting period of the stock options and
       (2) the fair value of additional stock options in future years. The weighted average fair value of options granted during 1998 and 1999 was approximately $1.78 and $1.21, respectively. The following pro forma information gives effect to fair value of the options on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, volatility of 59% and 79% for 1998 and 1999, respectively, risk free interest rates of ranging from 5.38% - 6.40% and 4.67% - 5.62% for 1998 and 1999, respectively and expected life of 3 years.

AMERICAN BIO MEDICA CORPORATION

NOTES TO FINANCIAL STATEMENTS
APRIL 30, 1999


NOTE H - STOCKHOLDERS' EQUITY  (CONTINUED)

[6]      STOCK-BASED COMPENSATION:  (CONTINUED)


                                                      YEAR ENDED APRIL 30,
                                                --------------------------------
                                                     1999              1998
                                                --------------------------------
        Net loss:
           As reported                          $   (1,691,000)  $   (4,390,000)
           Pro forma                                (1,967,000)  $   (4,755,000)
        Basic and diluted loss per share:
           As reported                              $(0.15)          $(0.35)
           Pro forma                                $(0.17)          $(0.37)


       During the year ended April 30, 1998, the Company granted 260,000 options to employees at exercise prices less than the fair value ($342,000) of the underlying common stock at the dates of grant. The Company recorded a non-cash charge of $318,000 and the difference of $24,000 as unearned compensation which is being amortized over the shorter of the vesting period or period of employment.

       During the year ended April 30, 1998, the Company granted 89,000 options as compensation for consulting and professional services. The Company determined the fair value of these options to be approximately $139,000 and a one-time non-cash charge was recorded.

       During the year ended April 30, 1999, the Company granted 9,000 options to employees at exercise prices less than fair value of the underlying common stock at dates of grant. In addition, during the year ended April 30, 1999, the Company granted 33,500 options to consultants and non-employee officers. In connection with these grants the Company recorded a one-time non-cash charge of $51,000.

       During year ended April 1999, the Company implemented a stock option program pursuant to which distributors were granted stock options under the 1997 Plan based on annual sales for the year ended April 30, 1999. On June 10, 1999, the Company granted 56,000 options at an exercise price of $3.00 per common share exercisable through June 10, 2002 pursuant to the program. In connection therewith, the Company recorded a non-cash charge of $40,000 for the year ended April 30, 1999.


NOTE I - LOAN RECEIVABLE

During December 1996, the Company entered into a promissory note receivable with a public relations and communications firm. The principal amount of $100,000 and accrued interest at 6% were satisfied through the performance of services. The amount of $102,000 (including interest) was charged to expense during the year ended April 30, 1998.

AMERICAN BIO MEDICA CORPORATION

NOTES TO FINANCIAL STATEMENTS
APRIL 30, 1999



NOTE J - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

[1]    OPERATING LEASES:

       The Company leases office and warehouse facilities under operating leases expiring through August 2003. At April 30, 1999, the future minimum rental payments under the operating lease are as follows:


               2000          $    115,000
               2001                67,000
               2002                27,000
               2003                 9,000
                             ------------

                             $    218,000
                             ============


       Rent expense was $75,000 and $37,000 for the years ended April 30, 1999 and 1998, respectively.

       On May 19, 1999, the Company entered into an agreement to acquire one of the leased facilities for $1,300,000 subject to zoning approval, environment assessment and structural inspection. The Company anticipates the purchase to be financed through a mortgage loan.

[2]    EMPLOYMENT AGREEMENTS:

       On November 4, 1998, the Company entered into an employment agreement with its President providing for an annual salary of $96,000 which expires April 30, 2000.

       On November 4, 1996, the Company entered into an employment agreement with its Vice-President of Marketing and Sales for an annual salary of $84,000 which expires April 2000. On November 3, 1995, under a previous employment agreement ("1995 agreement"), the Vice-President received the right to receive 500,000 common shares valued at $125,000 or $0.25 per share. Upon execution of the 1995 agreement the Vice President of Marketing received 100,000 shares. Certificates representing 400,000 common shares were being held by the Company subject to the following vesting:

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

       During the year ended April 30, 1998, the Vice President of Marketing received 200,000 shares upon the Company achieving $2,000,000 in gross revenues of biomedical products. Additionally, in April 1998, the Board of Directors voted to remove the vesting restrictions on the remaining 200,000 shares. In connection therewith, the Company recorded a noncash charge of $1,356,000. The amount of the charge was based on the closing price of the common stock on the date the milestones were achieved and the date the Board of Directors voted to remove the vesting restrictions.

       In addition, the above agreements provide for bonuses based on an aggregate of 2% of net sales.

AMERICAN BIO MEDICA CORPORATION

NOTES TO FINANCIAL STATEMENTS
APRIL 30, 1999


NOTE J - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS  (CONTINUED)

[2]    EMPLOYMENT AGREEMENTS: (CONTINUED)

       On May 26, 1997, the Company entered into a three year employment agreement with its Vice-President/General Manager. The employment agreement provides for a base annual salary of $84,000 per annum and a bonus of 1% of net sales after gross revenue of $1,000,000 per fiscal year. Additionally, the employee shall receive 150,000 options at $3.00 per share vesting immediately. The President of the Company gave the Vice-President/General Manager 150,000 shares of the Company's common stock vesting as follows: 25% upon effective date of employment and 25% additional upon each of the three subsequent anniversaries of employment. During the year ended April 30, 1998 the Board of Directors voted to remove the vesting restrictions. In connection therewith, the Company recorded a noncash charge of $540,000 during the year ended April 30, 1998. The amount of the charge was based on the closing price for the common stock for the shares received on the effective date and the shares received when the vesting restrictions were removed.

       During the years ended April 30, 1999 and 1998, the Company recorded approximately $199,000 and $80,000, respectively in bonuses based on revenue in accordance with employment agreements.

[3]    LITIGATION:

       In February 1994, Robert Friedenberg, as former owner of the two medical technology companies. MDI and Gendex, acquired by the Company, in the name of these corporations, filed for a declaratory judgement in Maryland that a Share Exchange Agreement had been rescinded. In order to make a claim for damages, the Company filed a third-party claim against Dr. Friedenberg for breach of the Share Exchange Agreement and fraud. In November 1995, after a trial, the court denied Dr. Friedenberg's request for a declaration of recission and allowed the Company's third-party claim to proceed to trial. In September 1996, Dr. Friedenberg died.

       The Company's third party claim was decided by a jury on May 5, 1997. The verdict determined that Dr. Friedenberg breached the Share Exchange Agreement when he failed to deliver drug screening know how technology to the Company. The jury also found in favor of the Company on two of three fraud claims against Dr. Friedenberg and awarded the Company approximately $321,000 in damages. Dr. Friedenberg's estate, just prior to the jury trial, filed a supplemental claim for the shares of the Company which he would have received under the Share Exchange Agreement. The trial judge on July 17, 1998, ruled that the estate of Dr. Friedenberg is entitled to 5,907,154 common shares of the Company. The Company appealed that ruling and on April 1, 1999 a hearing was held in the Court of Special Appeals in Maryland. The Company is awaiting the appellate decision. Management, in consultation with counsel, is of the opinion that the trial judge's award of the shares to Dr. Friedenberg's estate will be reversed on appeal.

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

       In June 1995, the Company filed a lawsuit against Jackson Morris, the lawyer who was in charge of drafting and advising it on the Share Exchange Agreement. Mr. Morris, who had been recommended to the Company by Dr. Friedenberg, is alleged by the Company to have breached his fiduciary duty to the Company by later advising Dr. Friedenberg, individually, on how to rescind the Share Exchange Agreement. Mr. Morris is also charged with negligence in drafting the Share Exchange Agreement. The Company's

AMERICAN BIO MEDICA CORPORATION

NOTES TO FINANCIAL STATEMENTS
APRIL 30, 1999


       lawsuit demands damages in the amount of $1,000,000. Mr. Morris has counterclaimed as a party to the Share Exchange Agreement and seeks common shares. No trial date has been set. The Company is vigorously contesting the Morris claim.

       On January 26, 1999, the Company was granted a U.S. Patent for the design of the Multiple Test Card. On April 7, 1999, the Company filed suit in the federal court in Delaware against Phamatech, Inc. of California, Peninsula Drug Analysis Co., Inc. and James T. Ramsey of Virginia, as well as Dipro Diagnostic Products, Inc. and Dipro Diagnostic Products of North America claiming patent infringement, trademark dilution, and unfair competition.

       On the following day, Phamatech Inc. filed suit in the federal court in San Diego, California asking for a declaration that the Company's patent is invalid. It also claimed breach of contract damages for an alleged non-payment of invoices by the Company. Over Phamatech's objection and at the request of the Company, the California suit has been stayed by the San Diego court pending a decision by the Delaware court on the defendant's motions that they are not subject to jurisdiction in Delaware and that the trial should be in California. A decision by the Delaware court is expected by mid-August, 1999. If it retains the Company's case, all pending claims would be decided in that proceeding.

       In June 1999, an individual filed suit in New York claiming that two private placement memoranda dated respectively September 15, 1992 and February 5, 1993, obligated the Company to issue him 1,555,601 common shares of the Company. The claim is that he is entitled to the common shares in consideration of brokering the acquisitions subject to the Share Exchange Agreement with Dr. Friedenburg. In addition, the individual is claiming a finder's fee of five percent of the funds raised by the September 1992 private placement. He alleges that a sum of one million dollars was raised. Finally, he claims that he is entitled to a consulting fee of $24,000. Management denies the claims and intends to vigorously contest the suit.


[4]    MAJOR CUSTOMER:

       During the year ended April 30, 1999, one customer accounted for approximately 17% of net sales.

[5]    401(K) PLAN:

       Effective January 1, 1999, the Company adopted a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company at its discretion may make certain contributions to the plan. No such contributions have been made through April 30, 1999.

AMERICAN BIO MEDICA CORPORATION

NOTES TO FINANCIAL STATEMENTS
APRIL 30, 1999



NOTE K - GEOGRAPHIC INFORMATION

Information concerning sales by principal geographic is as follows:


                                                      YEAR ENDED APRIL 30,
                                                 ------------------------------
                                                      1999            1998
                                                 --------------  --------------
              United States                      $    6,477,000  $    2,073,000
              North America (not domestic)               22,000
              Europe                                     70,000          11,000
              Asia/Pacific Run                           34,000           8,000
              South America                             435,000          62,000
                                                 --------------  --------------
                                                 $    7,038,000  $    2,154,000
                                                 ==============  ==============

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         AMERICAN BIO MEDICA CORPORATION


                                         By /s/ Stan Cipkowski
                                            ------------------------------------
                                            Stan Cipkowski, Chairman and Chief
                                            Executive Officer

Date:  July 28, 1999

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on July 28, 1999:



/s/ Stan Cipkowski                   Chairman of the Board and Chief Executive
-----------------------------        Officer
Stan Cipkowski


/s/ Edmund Jaskiewicz                Director
-----------------------------
Edmund Jaskiewicz


/s/ Jay Bendis                       Director
-----------------------------
Jay Bendis


                                     Director
-----------------------------
Karen Russo


                                     Director
-----------------------------
Gerald Moore


/s/ John F. Murray                   Director and Chief Financial Officer
-----------------------------        (Principal Financial Officer)
John F. Murray

                                                 AMERICAN BIO MEDICA CORPORATION
                                                 INDEX TO EXHIBITS


Number      Description of Exhibits
------      -----------------------

3.5 Bylaws (filed as exhibit 3.5 to the Company's Form 10-SB filed on November 21, 1996 and incorporated herein by reference)

3.6         Fifth Amendment to Certificate of Incorporation (filed as exhibit
            3.6 to the Company's Form SB-2 filed on November 26, 1996 and incorporated herein by reference)

4.6 Fiscal 1997 Nonstatutory Stock Option Plan (filed as part of the Company's Proxy Statement for its Fiscal 1997 Annual Meeting and incorporated herein by reference)(a)

4.9         Specimen Certificate, Series "D" Preferred Stock**

4.10        Form of Securities Purchase Agreement between the Company and the
            Purchaser**

4.11 Form of Registration Rights Agreement by and among the Company, the Selling Agent and the Purchaser**

4.12        Form of Common Stock Purchase Warrant Certificate**

4.13        Form of Certificate of Designation relating to Series "D" Preferred
            Shares**

4.14 Fiscal 1998 Nonstatutory Stock Option Plan (filed as part of the Company's Proxy Statement for its Fiscal 1998 Annual Meeting and incorporated herein by reference)(a)

10.2        Employment Contract between the Registrant and Stan Cipkowski*(a)

10.3        Employment Contract between the Registrant and Edmund Jaskiewicz*(a)

10.4        Employment Contract between the Registrant and Jay Bendis*(a)

10.5        Employment Contract between the Registrant and Douglas
            Casterling***(a)

23.1        Consent of Independent Auditors

27          Financial Data Schedule

------------------------------

(a) Indicates an employee benefit plan, management contract or compensatory plan or arrangement in which a named executive officer participates.

* Filed as the exhibit number listed to the Company's Form 10-SB filed on November 21, 1996 and incorporated herein by reference.

** Filed as the exhibit number listed to the Company's Form 8-K filed on April 30, 1998 and incorporated herein by reference.

*** Filed as the exhibit number listed to the Company's Form SB-2 filed on May
    20, 1998 and incorporated herein by reference.