Form 10QSB
period 1999-07-31
AMERICAN BIO MEDICA CORP
filed 1999-09-02
CIK 896747

                          SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C. 20549
                                    FORM 10-QSB

 [x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the quarterly period ended July 31, 1999.


 [ ] Transition  report  under Section 13 or 15 (d) of the  Securities
     Exchange Act of 1934.

     For the transition period from              to


                         Commission File Number: 0-28666


                         AMERICAN BIO MEDICA CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                New York                                14-1702188
       -------------------------------------------------------------------
       (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                Identification No.)


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


      Check whether the issuer: (1)filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes [X]    No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

     14,875,190 Common Shares as of August 27,1999



     Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                     PART I
                              FINANCIAL INFORMATION
                         AMERICAN BIO MEDICA CORPORATION
                                 BALANCE SHEETS


                                                                          APRIL 30         JULY 31,
                                                                            1999             1999
                                                                                          (UNAUDITED)
                                                                        --------------  ----------------
                               ASSETS
                               ------
Current assets
   Cash and cash equivalents                                           $      131,000  $         39,000
   Investments - available for sale                                           719,000           446,000
   Accounts receivable - net of allowance                                   1,021,000         1,351,000
   Inventory                                                                1,834,000         1,727,000
   Prepaid expenses                                                            97,000            90,000
                                                                        --------------  ----------------
  Total current assets                                                      3,802,000         3,653,000

Property, plant and equipment, net                                            351,000           358,000
Due from officer                                                              280,000           284,000
Other assets                                                                    2,000             7,000
                                                                        --------------  ----------------
Total assets                                                           $    4,435,000  $      4,302,000
                                                                        ==============  ================

                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------
Current liabilities
   Accounts payable and accrued expenses                               $    1,149,000  $      1,185,000
   Payable to preferred stockholder                                           130,000            32,000
   Note payable - stockholder                                                 125,000           128,000
   Current portion of capital lease obligations                                11,000            12,000
                                                                        --------------  ----------------
 Total current liabilities                                                  1,415,000         1,357,000
 Long term portion of capital lease obligations                                47,000            43,000
                                                                        --------------  ----------------
 Total liabilities                                                          1,462,000         1,400,000
                                                                        --------------  ----------------

Stockholders' equity:
 Preferred stock; par value $.01 per share; 5,000,000 shares authorized; 1,536 and 1,565 shares Series D, 8% cumulative convertible, issued and outstanding (face values $1,536,000
  and $1,565,000 at  April 30,1999  and July 31, 1999)                              0                 0

 Common stock; par value $.01 per share; 30,000,000 shares authorized;
  14,875,190 shares issued and outstanding at April 30, 1999
  and July 31,  1999                                                          149,000           149,000
Additional paid-in capital                                                 12,326,000        12,358,000
Subscription receivable                                                        (9,000)           (9,000)
Unearned portion of compensatory options                                      (13,000)          (13,000)
Unrealized loss on investments available for sale                             (56,000)         (100,000)
Accumulated deficit                                                        (9,424,000)       (9,483,000)
                                                                        --------------  ----------------
  Total stockholders' equity                                                2,973,000         2,902,000
                                                                        --------------  ----------------

                                                                        --------------  ----------------
Total Liabilities and Stockholders' Equity                             $    4,435,000  $      4,302,000
                                                                        ==============  ================


                 See accompanying notes to financial statements

                        AMERICAN BIO MEDICA CORPORATION
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                   FOR THE THREE MONTHS ENDED
                                                                            JULY 31,
                                                            ------------------------------------------
                                                                   1998                   1999
                                                            -------------------    -------------------
Net Sales                                                  $         1,308,000    $         2,127,000

Cost of goods sold                                                     514,000              1,082,000
                                                            -------------------    -------------------

Gross profit                                                           794,000              1,045,000
                                                            -------------------    -------------------

Operating expenses:
    Selling, general and administrative                              1,031,000                890,000
    Depreciation and amortization                                       18,000                  9,000
    Research and development                                            50,000                235,000
    Write-off of bad debts                                                   0                 17,000
                                                            -------------------    -------------------
                                                                     1,099,000              1,151,000
                                                            -------------------    -------------------

Operating loss                                                        (305,000)              (106,000)
                                                            -------------------    -------------------

Other income and expense:
    Gain on sale of marketable securities                                    0                 58,000
    Interest income                                                     29,000                 27,000
    Interest expense                                                         0                 (6,000)
                                                            -------------------    -------------------
                                                                        29,000                 79,000
                                                            -------------------    -------------------

Net loss                                                   $          (276,000)   $           (27,000)

Adjustments:
Preferred stock beneficial conversion feature                         (123,000)              (123,000)
Preferred stock dividends                                              (54,000)               (32,000)
                                                            -------------------    -------------------
Net loss attributable to common shareholders               $          (453,000)   $          (182,000)
                                                            ===================    ===================

Basic and diluted net loss per common share                $             (0.03)   $             (0.01)

 Weighted average shares outstanding  -
    basic and diluted                                               14,291,462             14,875,190
                                                            ===================    ===================

            AMERICAN BIO MEDICA CORPORATION
            STATEMENT OF COMPREHENSIVE LOSS

Net loss                                                   $          (276,000)   $           (27,000)
Other comprehensive loss:
  Unrealized loss on investments                                                              (44,000)
                                                            -------------------    -------------------
 Comprehensive loss                                        $          (276,000)   $           (71,000)
                                                            ===================    ===================



                 See accompanying notes to financial statements

                         AMERICAN BIO MEDICA CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       FOR THE THREE MONTHS ENDED
                                                                                JULY 31,
                                                                   -----------------------------------
                                                                        1998               1999
                                                                   ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                        $       (276,000)  $        (27,000)
  Adjustments to reconcile net loss
   to net cash used in operating activities:
     Amortization and depreciation                                         18,000             24,000
     Provision for bad debts                                                                  17,000
     Accrued interest                                                                         (4,000)
     Changes in:
       Accounts receivable                                               (297,000)          (347,000)
       Inventory                                                         (176,000)           107,000
       Prepaid expenses and other current assets                          (88,000)             7,000
       Other assets                                                       (12,000)            (5,000)
       Accounts payable and accrued expenses                             (203,000)            41,000
                                                                   ----------------   ----------------
         Net cash used in operating activities                         (1,034,000)          (187,000)
                                                                   ----------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                              (109,000)           (31,000)
  Purchase of investments                                                                    (73,000)
  Sale and maturity of investments                                                           342,000
  Gain on sale of investments                                                                (39,000)
  Loans to officer                                                        (13,000)
                                                                   ----------------   ----------------
         Net cash (used in) provided by investing activities             (122,000)           199,000
                                                                   ----------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of warrants and options                            6,000
  Settlement of registration rights agreement                                               (100,000)
  Capital lease payments                                                                      (4,000)
                                                                   ----------------   ----------------
         Net cash provided by (used in) financing activities                6,000           (104,000)
                                                                   ----------------   ----------------

NET (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                   (1,150,000)           (92,000)

Cash and cash equivalents - beginning of period                         3,239,000            131,000
                                                                   ----------------   ----------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                        $      2,089,000  $          39,000
                                                                   ================   ================

NONCASH ACTIVITIES:
   Stock dividends paid to holders of preferred stock                                         31,000
   Dividend accrued not yet paid                                                              32,000


                 See accompanying notes to financial statements

Notes to Financial Statements
                                  July 31, 1999

Note A - Basis of Reporting

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of American Bio Medica Corporation (the "Company") at July 31, 1999, and the results of its operations, and cash flows for the three-month period then ended. The results of operations for the three-month period ended July 31, 1999 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended April 30, 1999 included in the Company's Form 10-KSB.

During the year ended April 30, 1999, the Company sustained a net loss of $1,691,000 and had net cash outflows from operating activities of $2,008,000. The Company is in the process of taking a number of steps to improve its financial prospects including focusing its efforts on sales of existing products, implementing certain cost reductions and production efficiencies and taking other measures to enhance profit margins. As a result the Company was able to reduce its net loss to $27,000 and its net cash outflows to $187,000 for the three-month period ended July 31, 1999.


Note B - Net Loss Per Share of Common Stock

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share," in the year ended April 30, 1998. Accordingly, the presentation of per share information includes calculations of basic and dilutive loss per share. The effect of potential common shares such as warrants, options, and convertible preferred stock has not been included, as the effect would be anti-dilutive.

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

Note C - Litigation

In February 1994, Robert Friedenberg, as former owner of the two medical technology companies. MDI and Gendex, acquired by the Company, in the name of these corporations, filed for a declaratory judgment in Maryland that a Share Exchange Agreement had been rescinded. In order to make a claim for damages, the Company filed a third-party claim against Dr. Friedenberg for breach of the Share Exchange Agreement and fraud. In November 1995, after a trial, the court denied Dr. Friedenberg's request for a declaration of rescission and allowed the Company's third-party claim to proceed to trial. In September 1996, Dr. Friedenberg died.

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


Note D - Registration Penalty

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

 Item 2. Management's Discussion and Analysis or Plan of Operation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                for the three months ended July 31, 1999 and 1998


     The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this document.

              The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that except for the description of historical facts contained herein, the Registration Statement contains certain forward-looking statements that involve risks and uncertainties as detailed herein and from time to time in the Company's filings with the Securities and Exchange Commission and elsewhere. Such statements are based on Management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. These factors include, among others: (a) the Company's fluctuations in sales and operating results, risks associated with international operations and regulatory, competitive and contractual risks and product development; (b) the ability to achieve strategic initiatives, including but not limited to the ability to achieve sales growth across the business segments through a combination of enhanced sales force, new products, and customer service; and (c) acquisitions.

Year 2000 Issues

The Company has completed its assessment of Year 2000 compliance with respect to its products that are currently being sold to customers and has concluded that all significant products are compliant. With respect to third parties, the Company is in the process of identifying and contacting its significant suppliers and will shortly begin to contact its major customers to determine the extent to which the Company may be vulnerable to such third parties' failure to address their own year 2000 issues. As a result, the Company's assessment will be substantially dependent on information provided by third parties. The Company expects to materially complete this assessment process before December 1999. Based upon the Company's current estimates, additional out-of-pocket costs associated with its Year 2000 compliance are expected to be minimal. Such costs do not include internal management time, which is not expected to be material to the Company's results of operations or financial condition.

     Results of operations for the three months ended July 31, 1999 as compared to the three months ended July 31, 1998.
--------------------------------------------------------------------------------

         During the three months ended July 31, 1999, the Company continued its extensive program to market and distribute its primary product, the Rapid Drug Screen(TM). As a result, revenues from the sale of the test kits were $2,031,000 for the three months ended July 31, 1999 as compared to $1,165,000 for the three months ended July 31, 1998, representing an increase of $866,000 or 74.3% over the preceding year. With respect to drug test kits, cost of goods sold for the three months ended July 31, 1999 was $1,061,000 or 52.2% of drug test revenues as compared to $487,000 or 41.8% of drug test revenues for the three months ended July 31, 1998. In an effort to lower this cost, the Company has undertaken an extensive cost reduction program aimed specifically at its in-place production process and expects further savings in the coming year. It is expected that with the commencement of its in-house manufacturing of drug test strips, that further significant savings can be achieved.

         Revenues from book sales were $96,000 for the three months ended July 31, 1999 as compared to $143,000 for the three months ended July 31, 1998 representing an decrease of $47,000 or 32.9%. Cost of goods sold for the three months ended July 31, 1999 was $21,000 (21.9% of book sales) as compared to $27,000 (18.9% of book sales) for the three months ended July 31, 1998. The Company is currently negotiating to sell the book segment business.

         General and administrative costs for the three months ended July 31, 1999 were $890,000, a decrease of 13.7% over expenses of $1,031,000 for the three months ended July 31, 1998. As a percent of sales, this cost decreased 37.0% during the current year. These costs are expected to continue to decrease despite anticipated sales growth.

         As a result of relocating its marketing department to New York, marketing and promotion costs amounted to $54,000 or 2.5% of sales for the three months ended July 31,1999.

         Depreciation and amortization was $24,000 and $18,000 for the three months ended July 31, 1999 and 1998, respectively.

         Research and development expense amounted to $235,000 for the three months ended July 31, 1999 as compared to $50,000 for the three months ended July 31,1998. This increase in research and development represents a continuation of managements efforts to develop improved methods to reduce the cost of manufacturing its drug test kits.

         Net loss from operations amounted to $(27,000) for the three months ended July 31, 1999 as compared to $(276,000) for the three months ended July 31, 1998, due primarily to increased sales and a decrease in selling, general and administrative expenditures.

   Liquidity and capital resources as of the three months ended July 31, 1999.
--------------------------------------------------------------------------------

         The Company's cash and cash equivalents combined with short-term investments amounted to $485,000 at July 31, 1999 representing a decrease of $365,000 or 42.9% over $850,000 as of the year ended April 30, 1999. Working capital decreased $91,000 or 3.8% to $2,296,000 as of the three months ended July 31, 1999, over $2,387,000 recorded as of the year ended April 30, 1999.

         The decrease in working capital resulted primarily from payment of $100,000 in partial settlement of a late registration penalty demanded by the Series D preferred shareholders in June 1999. On May 28, 1999, the Company entered into a definitive Agreement as of April 30, 1999 (the "1999 Agreement") to settle all claims against the Company, including the late registration penalty and certain other claims under the Securities Purchase Agreement dated April 24, 1998. Pursuant to the 1999 Agreement, the Company gave as consideration $225,000 on June 1, 1999 ($100,000 in cash and a one-year promissory note in the principal amount of $125,000 accruing interest at the rate of 14% annually).

         The Company has entered into a one-year lease agreement with option to purchase a 26,000 square foot fully constructed building in Kinderhook, N.Y. for $1.3 million subject to the removal of certain existing zoning restrictions. This move will permit the consolidation of its marketing effort and provide space necessary for continued growth.

         As a result of strong three-month sales of the Rapid Drug Screen, accounts receivable increased $330,000 or 32.3% to $1,351,000 for the three months ended July 31, 1999 compared to $1,021,000 for the year ended April 30, 1999.


         Inventories decreased 5.8% to $1,727,000 for the three months ended July 31, 1999 or $107,000 below $1,834,000 recorded for the year ended April 30, 1999.

        Prepaid expenses primarily for future trade shows and conferences decreased $7,000 to $90,000 for the three months ended July 31, 1999.

         Accounts payable and accrued expenses increased $36,000 for the three months ended July 31, 1999 due primarily to an increase in legal fees.

         The Company's primary short-term needs are to increase its manufacturing capabilities, decrease current inventory levels and continue to support its research and development programs. The Company currently plans to expend approximately $0.3 million for the expansion and development of its manufacturing facilities in addition to its marketing and general administrative programs.

         The Company expects its capital requirements to increase over the next several years as it continues its research and development efforts and improves its manufacturing capabilities and facilities. The Company's future liquidity and capital funding requirements will depend on numerous factors, including the extent to which the Company's products under development are successfully developed and gain market acceptance, the timing of regulatory actions regarding the Company's potential products, the costs and timing of expansion of sales, marketing and manufacturing activities, facilities expansion needs, procurement and enforcement of patents important to the Company's business, results of clinical investigations and competition.

         The Company believes that its available cash and cash from operations will be sufficient to satisfy its funding needs to April 30, 2000. Thereafter, if cash generated from operations is insufficient to satisfy the Company's working capital and capital expenditure requirements, the Company may be required to sell additional equity or debt securities or obtain additional credit facilities. Pending the resolution of the Company's appeal of the trial judge's award of the shares to Dr. Friedenberg's estate, the Company's ability to raise capital through the future sale of equity securities or obtain additional credit facilities may be materially impaired. As a result, there can be no assurance that such financing, if required, will be available on satisfactory terms, if at all.

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

         In June 1995, the Company filed against Jackson Morris, the lawyer who was in charge of drafting and advising it on the Share Exchange Agreement. Mr. Morris, who had been recommended to the Company by Dr. Friedenberg, is alleged by the Company to have breached his fiduciary duty to the Company by later advising Dr. Friedenberg, individually, on how to rescind the Share Exchange Agreement. Mr. Morris is also charged with negligence in drafting the Share Exchange Agreement. The Company's lawsuit demands damages in the amount of $1,000,000. Mr. Morris has counterclaimed as a party to the Share Exchange Agreement and seeks common shares. No trial date has been set. The Company is vigorously contesting the Morris Claim.

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







Dated: August 30, 1999
                                       11