Form 10QSB
period 1999-10-31
AMERICAN BIO MEDICA CORP
filed 1999-12-15
CIK 896747

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB

 [x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended October 31, 1999.


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


                   122 Smith Road, Kinderhook, New York 12106
                   -------------------------------------------
                    (Address of principal executive offices)


                                  800-227-1243
                           ---------------------------
                           (Issuer's telephone number)



                   300 Fairview Avenue, Hudson, New York 12534
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


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

     15,258,896 Common Shares as of December 6,1999



     Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                     PART I
                             FINANCIAL INFORMATION
                        AMERICAN BIO MEDICA CORPORATION
                                 BALANCE SHEETS

                                                                           APRIL 30       OCTOBER 31,
                                                                            1999              1999
                                                                                          (UNAUDITED)
                                                                        --------------  ----------------
                               ASSETS
Current assets
  Cash and cash equivalents                                             $     131,000   $        63,000
  Investments - available for sale                                            719,000           333,000
  Accounts receivable - net of allowance                                    1,021,000         1,676,000
  Inventory                                                                 1,834,000         1,623,000
  Prepaid expenses                                                             97,000           259,000
                                                                        --------------  ----------------
  Total current assets                                                      3,802,000         3,954,000

Property, plant and equipment, net                                            351,000           409,000
Due from officer                                                              280,000           290,000
Other assets                                                                    2,000             7,000
                                                                        ==============  ================
Total assets                                                            $   4,435,000   $     4,660,000
                                                                        ==============  ================

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued expenses                                 $   1,149,000   $     1,541,000
  Payable to preferred stockholder                                            130,000            22,000
  Note payable - stockholder                                                  125,000           132,000
  Current portion of capital lease obligations                                 11,000            12,000
                                                                        --------------  ----------------
 Total current liabilities                                                  1,415,000         1,707,000

  Long term portion of capital lease obligations                               47,000            40,000
                                                                        --------------  ----------------
 Total liabilities                                                          1,462,000         1,747,000
                                                                        --------------  ----------------

Stockholders' equity:
 Preferred stock; par value $.01 per share; 5,000,000 shares authorized; 1,536 and 1,100 shares Series D, 8% cumulative convertible, issued and outstanding (face values $1,536,000
  and $1,100,000 at April 30,1999  and October 31, 1999)                            0                 0

 Common stock; par value $.01 per share; 30,000,000 shares authorized;
  14,875,190 and 15,260,396 shares issued
  and outstanding at April 30, 1999 and October 31, 1999                      149,000           153,000
Additional paid-in capital                                                 12,326,000        12,386,000
Subscription receivable                                                        (9,000)           (9,000)
Unearned portion of compensatory options                                      (13,000)          (13,000)
Unrealized loss on investments available for sale                             (56,000)          (69,000)
Accumulated deficit                                                        (9,424,000)       (9,535,000)
                                                                        --------------  ----------------
  Total stockholders' equity                                                2,973,000         2,913,000
                                                                        --------------  ----------------

                                                                        ==============  ================
Total liabilities and stockholders' equity                              $   4,435,000   $     4,660,000
                                                                        ==============  ================

                 See accompanying notes to financial statements

                        AMERICAN BIO MEDICA CORPORATION
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                     FOR THE SIX MONTHS ENDED
                                                                           OCTOBER 31,
                                                            ------------------------------------------
                                                                   1998                   1999
                                                            -------------------    -------------------

Net Sales                                                   $        3,081,000     $        4,249,000

Cost of goods sold                                                   1,236,000              2,115,000
                                                            -------------------    -------------------

Gross profit                                                         1,845,000              2,134,000
                                                            -------------------    -------------------

Operating expenses:
    Selling, general and administrative                              1,984,000              1,957,000
    Depreciation                                                        43,000                 18,000
    Research and development                                           103,000                258,000
    Write-off of bad debts                                                   0                 37,000
                                                            -------------------    -------------------
                                                                     2,130,000              2,270,000
                                                            -------------------    -------------------

Operating loss                                                        (285,000)              (136,000)
                                                            -------------------    -------------------

Other income and expense:
    Gain on sale of marketable securities                                    0                 15,000
    Gain on sale of assets                                                                     32,000
    Interest income                                                     17,000                 44,000
    Interest expense                                                         0                (12,000)
                                                            -------------------    -------------------
                                                                        17,000                 79,000
                                                            -------------------    -------------------

Net loss                                                    $         (268,000)    $          (57,000)

Adjustments:
Preferred stock beneficial conversion feature                         (123,000)              (123,000)
Preferred stock dividends                                             (259,000)               (54,000)
                                                            ===================    ===================
Net loss attributable to common shareholders                $         (650,000)    $         (234,000)
                                                            ===================    ===================

Basic and diluted net loss
   per common share                                         $            (0.05)    $            (0.02)

 Weighted average shares outstanding  -
    basic and diluted                                               14,346,669             14,923,341
                                                            ===================    ===================

            AMERICAN BIO MEDICA CORPORATION
            STATEMENT OF COMPREHENSIVE LOSS

Net loss                                                    $         (268,000)    $          (57,000)
Other comprehensive loss:
  Unrealized loss on investments                                             0                (13,000)
                                                            ===================    ===================
  Comprehensive loss                                        $         (268,000)    $          (70,000)
                                                            ===================    ===================

                 See accompanying notes to financial statements

                        AMERICAN BIO MEDICA CORPORATION
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                    FOR THE THREE MONTHS ENDED
                                                                           OCTOBER 31,
                                                            ------------------------------------------
                                                                   1998                   1999
                                                            -------------------    -------------------
Net Sales                                                   $        1,773,000     $        2,122,000

Cost of goods sold                                                     722,000              1,033,000
                                                            -------------------    -------------------

Gross profit                                                         1,051,000              1,089,000
                                                            -------------------    -------------------

Operating expenses:
    Selling, general and administrative                                953,000              1,067,000
    Depreciation                                                        25,000                  9,000
    Research and development                                            52,000                 23,000
    Write-off of bad debts                                                   0                 20,000
                                                            -------------------    -------------------
                                                                     1,030,000              1,119,000
                                                            -------------------    -------------------

Operating loss                                                          21,000                (30,000)
                                                            -------------------    -------------------

Other income and expense:
    Loss on sale of marketable securities      FIX                                            (43,000)
    Gain on sale of assets                                                                     32,000
    Interest income                                                    (12,000)                17,000
    Interest expense                                                         0                 (6,000)
                                                            -------------------    -------------------
                                                                       (12,000)                     0
                                                            -------------------    -------------------

Net income (loss)                                           $            9,000     $          (30,000)

Adjustments:
Preferred stock dividends                                             (205,000)               (22,000)
                                                            -------------------    -------------------
Net loss attributable to common shareholders                $         (196,000)    $          (52,000)
                                                            ===================    ===================

Basic and diluted net loss
   per common share                                         $            (0.01)    $            (0.00)

 Weighted average shares outstanding  -
    basic and diluted                                               14,346,669             14,923,341
                                                            ===================    ===================

            AMERICAN BIO MEDICA CORPORATION
            STATEMENT OF COMPREHENSIVE LOSS

Net loss                                                    $            9,000     $          (30,000)
Other comprehensive loss:
  Unrealized gain on investments                                                               31,000
                                                            -------------------    -------------------
  Comprehensive loss                                        $            9,000     $            1,000
                                                            ===================    ===================

                 See accompanying notes to financial statements

                        AMERICAN BIO MEDICA CORPORATION
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                        FOR THE SIX MONTHS ENDED
                                                                               OCTOBER 31,
                                                                   -----------------------------------
                                                                        1998               1999
                                                                   ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                          $      (268,000)   $       (57,000)
  Adjustments to reconcile net loss
   to net cash used in operating activities:
     Depreciation                                                           43,000             49,000
     Provision for bad debts                                                                   35,000
     Accrued interest                                                                         (10,000)
     Changes in:
       Accounts and notes receivable                                      (716,000)          (690,000)
       Inventory                                                          (787,000)           211,000
       Prepaid expenses and other current assets                          (360,000)          (162,000)
       Other assets                                                        (12,000)            (5,000)
       Accounts payable and accrued expenses                               588,000            402,000
                                                                   ----------------   ----------------
         Net cash used in operating activities                          (1,512,000)          (227,000)
                                                                   ----------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                               (217,000)          (107,000)
  Purchase of investments                                                                     (73,000)
  Sale and maturity of investments                                                            442,000
  Gain on sale of investments                                                                   4,000
  Loans to officer                                                         (19,000)
                                                                   ----------------   ----------------
         Net cash (used in) provided by investing activities              (236,000)           266,000
                                                                   ----------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of warrants and options                           105,000
  Settlement of registration rights agreement                                                (100,000)
  Capital lease payments                                                                       (7,000)
                                                                   ----------------   ----------------
         Net cash provided by (used in) financing activities               105,000           (107,000)
                                                                   ----------------   ----------------

NET DECREASE IN CASH AND
    CASH EQUIVALENTS                                                    (1,643,000)           (68,000)

Cash and cash equivalents - beginning of period                          3,239,000            131,000
                                                                   ----------------   ----------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                          $     1,596,000    $        63,000
                                                                   ================   ================

NONCASH ACTIVITIES:
   Stock dividends paid to holders of preferred stock                       48,000             60,000
   Dividend accrued not yet paid                                            45,000             22,000

                 See accompanying notes to financial statements

Notes to Financial Statements
                                 October 31, 1999

Note A - Basis of Reporting

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of American Bio Medica Corporation (the "Company") at October 31, 1999, and the results of its operations, and cash flows for the six-month period then ended. The results of operations for the six-month period ended October 31, 1999 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended April 30, 1999 included in the Company's Form 10-KSB.

During the year ended April 30, 1999, the Company sustained a net loss of $1,691,000 and had net cash outflows from operating activities of $2,008,000. The Company is in the process of taking a number of steps to improve its financial prospects including focusing its efforts on sales of existing products, implementing certain cost reductions and production efficiencies and taking other measures to enhance profit margins. As a result the Company was able to reduce its net loss to $57,000 and its net cash outflows to $68,000 for the six-month period ended October 31, 1999.


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

The Company's third party claim was decided by a jury on May 5, 1997. The verdict determined that Dr. Friedenberg breached the Share Exchange Agreement when he failed to deliver drug screening know how technology to the Company. The jury also found in favor of the Company on two of three fraud claims against Dr. Friedenberg and awarded the Company approximately $321,000 in damages. Dr. Friedenberg's estate, just prior to the jury trial, filed a supplemental claim for the shares of the Company which he would have received under the Share Exchange Agreement. The trial judge on July 17, 1998, ruled that the estate of Dr. Friedenberg is entitled to 5,907,154 common shares of the Company. The Company appealed that ruling and on September 15, 1999, the Court of Special Appeals in Maryland ruled in favor of the Company and reversed a Maryland circuit court's ruling that the estate of Dr. Robert Friedenberg was entitled to 5,907,154 common shares of the Company. The case was remanded to the circuit court with directions to enter a judgment for the Company. The Friedenberg estate has petitioned the Court of Appeals, Maryland's highest court, to consider the case. The Company has opposed any further proceeding. The Court of Appeals agrees to review only a small fraction of the cases decided by the Court of Special Appeals.

In June 1995, the Company filed a lawsuit against Jackson Morris, the lawyer who was in charge of drafting and advising it on the Share Exchange Agreement. Mr. Morris, who had been recommended to the Company by Dr. Friedenberg, is alleged by the Company to have breached his fiduciary duty to the Company by later advising Dr. Friedenberg, individually, on how to rescind the Share Exchange Agreement. Mr. Morris is also charged with negligence in drafting the Share Exchange Agreement. The Company's lawsuit demands damages in the amount of $1,000,000. Mr. Morris has counterclaimed as a party to the Share Exchange Agreement and seeks common shares. Whatever claim Morris has came from the Friedenberg claim. No trial date has been set. The Company is vigorously contesting the Morris claim.

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

On the following day, Phamatech Inc. filed suit in the federal court in San Diego, California asking for a declaration that the Company's patent is invalid. It also claimed breach of contract damages for an alleged non-payment of invoices by the Company. The competing claims have been consolidated for trial in San Diego.

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

 Item 2. Management's Discussion and Analysis or Plan of Operation

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
               for the six months ended October 31, 1999 and 1998


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

Year 2000 Issues

The Company has completed its assessment of Year 2000 compliance with respect to its products that are currently being sold to customers and has concluded that all significant products are compliant. With respect to third parties, the Company maintains on-going contact with its significant suppliers and major customers to determine the extent to which the Company may be vulnerable to such third parties' failure to address their own year 2000 issues. As a result, the Company's assessment will be substantially dependent on information provided by third parties. The Company expects to materially complete this assessment process before December 1999. Based upon the Company's current estimates, additional out-of-pocket costs associated with its Year 2000 compliance are expected to be minimal. Such costs do not include internal management time, which is not expected to be material to the Company's results of operations or financial condition.

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

     Results of operations for the six months ended October 31, 1999 as compared to the six months ended October 31, 1998.
--------------------------------------------------------------------------------

         During the six months ended October 31, 1999, the Company continued its extensive program to market and distribute its primary product, the Rapid Drug Screen(TM). As a result, revenues from the sale of the test kits were $4,249,000 for the six months ended October 31, 1999 as compared to $2,732,000 for the six months ended October 31, 1998, representing an increase of $1,517,000 or 55.5% over the preceding year. With respect to drug test kits, cost of goods sold for the six months ended October 31, 1999 was $2,115,000 or 49.8% of drug test revenues as compared to $1,170,000 or 42.8% of drug test revenues for the six months ended October 31, 1998. The Company has undertaken an extensive cost reduction program aimed specifically at its in-place production process and expects further savings in the coming year. It is expected that with further increases to its in-house manufacturing of drug test strips, that further significant savings can be achieved.

         As a result of the continuing growth in the drug test market and the need to focus its efforts in this market, the Company sold its book sale operation in September 1999 in exchange for a five-year secured note receivable in the amount of $250,000.

         Selling, general and administrative costs for the six months ended October 31, 1999 were $1,957,000, a decrease of 1.4% over expenses of $1,984,000 for the six months ended October 31, 1998. As a percent of sales, this cost decreased 18.3% during the comparable six- month periods. As a percent of sales, these costs are expected to continue to decrease.

         As a result of relocating its marketing department to New York, marketing and promotion costs amounted to $153,000 or 3.6% of sales for the six months ended October 31, 1999 compared to $274,000 or 8.9% of sales for the six months ended October 31, 1998.

         Depreciation and amortization ($31,000 in Cost of goods sold and $18,000 in Selling, general and administrative expense) was $49,000 and $43,000 for the six months ended October 31, 1999 and 1998, respectively.

         Research and development expense amounted to $258,000 for the six months ended October 31, 1999 as compared to $103,000 for the six months ended October 31,1998. This increase in research and development represents a continuation of managements' efforts to develop improved methods to reduce the cost of manufacturing its drug test kits.

         Net loss from operations decreased to $(57,000) for the six months ended October 31, 1999 as compared to $(268,000) for the six months ended October 31, 1998, due primarily to increased sales revenues.

     Results of operations for the three months ended October 31, 1999 as compared to the three months ended October 31, 1998.
--------------------------------------------------------------------------------

         During the three months ended October 31, 1999, the Company continued its extensive program to market and distribute its primary product, the Rapid Drug Screen(TM). As a result, revenues from the sale of the test kits were $2,218,000 for the three months ended October 31, 1999 as compared to $1,567,000 for the three months ended October 31, 1998, representing an increase of $651,000 or 41.5% over the preceding year. With respect to drug test kits, cost of goods sold for the three months ended October 31, 1999 was $1,054,000 or 47.5% of drug test revenues as compared to $683,000 or 43.6% of drug test revenues for the three months ended October 31, 1998. The Company has undertaken an extensive cost reduction program aimed specifically at its in-place production process and expects further savings in the coming year. It is expected that with further increases to its in-house manufacturing of drug test strips, that further significant savings can be achieved.

         As a result of the continuing growth in the drug test market and the need to focus its efforts in this market, the Company sold its book sale operation in September 1999 in exchange for a five-year secured note receivable in the amount of $250,000.

         While Net sales increased 19.7% for the three months ended October 31, 1999 over the three months ended October 31, 1998, Selling, general and administrative costs increased 12.0% over expenses of $953,000 for the three months ended October 31, 1998. As a percent of sales, these costs decreased 3.5% for the three months ended October 31, 1999. These costs are expected to continue to decrease in future.

         Marketing and promotion costs amounted to $99,000 or 4.7% of sales for the three months ended October 31,1999 as compared to $91,000 or 5.1% of sales for the three months ended October 31, 1998.

         Depreciation and amortization was $25,000 and $25,000 for the three months ended October 31, 1999 and 1998, respectively.

         Research and development expense amounted to $23,000 for the three months ended October 31, 1999 as compared to $52,000 for the three months ended October 31,1998.

         Net loss from operations amounted to $(30,000) for the three months ended October 31, 1999 as compared to net income of $9,000 for the three months ended October 31, 1998, due primarily to an increase in Cost of goods sold resulting from the sale of the book sales business and a loss on sale of marketable securities. The Company expects to continue to improve its gross margins on sales in future.

   Liquidity and capital resources as of the six months ended October 31, 1999.
--------------------------------------------------------------------------------

         The Company's cash and cash equivalents combined with short-term investments amounted to $396,000 at October 31, 1999 representing a decrease of $454,000 or 53.4% from $850,000 as of the year ended April 30, 1999. Working capital decreased $161,000 or 6.7% to $2,247,000 as of October 31, 1999, from $2,387,000 at April 30, 1999.

         The decrease in working capital resulted primarily from increases in accounts receivable, prepaid expenses and plant and equipment; expenditures necessary to sustain its increased business growth.

         The Company has entered into a one-year lease agreement with option to purchase a 26,000 square foot fully constructed building in Kinderhook, N.Y. for $1.3 million subject to the removal of certain existing zoning restrictions. This move will permit the consolidation of its marketing effort and provide space necessary for continued growth. The Company expects to substantially finance the purchase with a 30-year fixed rate mortgage loan.

         As a result of strong six-month sales of the Rapid Drug Screen, accounts and notes receivable increased $655,000 or 64.2% to $1,676,000 as of October 31, 1999 compared to $1,021,000 as of April 30, 1999.


         Inventories decreased $211,000 or 11.5% to $1,623,000 for the six months ended October 31, 1999.

                  Prepaid expenses primarily for building rents, future trade shows and conferences increased $162,000 to $259,000 for the six months ended October 31, 1999.

         Accounts payable and accrued expenses increased $392,000 for the six months ended October 31, 1999 due primarily to an increase in business volume and legal fees.

         The Company's primary short-term needs are to increase its manufacturing capabilities, decrease current inventory levels and continue to support its research and development programs. The Company currently plans to expend approximately $100,000 for the expansion and development of its manufacturing facilities in addition to its marketing and general administrative programs.

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

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings:

See Note C - Litigation in the Notes to Financial Statements included in this Form 10-QSB for a description of pending legal proceedings in which the Company is a party.

Item 2. Changes in Securities

     None.

Item 3. Defaults upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security-Holders

      The following matters were voted upon at the Annual Meeting of Shareholders held at the Company's Headquarters in Kinderhook, N.Y. on September 22, 1999:

1. The election of the following directors, who will serve until their successors are elected and qualified, or their earlier death or resignation:

     Director                 For                    Withheld
     --------                 ---                    --------

  Stan Cipkowski           7,970,723                  725,289
  Edmund Jaskiewicz        7,970,723                  725,289
  Jay Bendis               7,970,723                  725,289
  John F. Murray           7,970,723                  725,289
  Karen Russo              7,970,723                  725,289
  Gerald Moore             7,970,723                  725,289

2. To approve the issuance of common shares in connection with the conversion and exercise of outstanding preferred stock and warrants issued in a private financing transaction.

                              For                    Withheld        Abstain
                              ---                    --------        -------
                           8,186,748                  476,369         38,595

3. To approve the adoption by the Board of Directors of the Fiscal 2000 Stock Option Plan

                              For                    Withheld        Abstain
                              ---                    --------        -------
                           7,416,939                1,245,461         38,812

                                   SIGNATURES



     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    AMERICAN BIO MEDICA CORPORATION
                                         (Registrant)

                                     By: /s/Stan Cipkowski
                                         ------------------
                                         Stan Cipkowski,
                                         President and
                                         Chief Executive Officer


                                     By: /s/John F. Murray
                                         --------------------
                                         John F. Murray,
                                         Treasurer and
                                         Chief Financial Officer







Dated: December 15, 1999







13