Form 10QSB
period 2000-01-31
AMERICAN BIO MEDICA CORP
filed 2000-03-16
CIK 896747

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended January 31, 2000.


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

     16,343,221 Common Shares as of March 7, 2000



     Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                     PART I
                             FINANCIAL INFORMATION

                        AMERICAN BIO MEDICA CORPORATION
                                 BALANCE SHEETS

                                                                         APRIL 30,        JANUARY 31,
                                                                            1999              2000
                                                                                          (UNAUDITED)
                                                                      ----------------  -----------------
                               ASSETS
Current assets
  Cash and cash equivalents                                           $       131,000   $         46,000
  Investments - available for sale                                            719,000            350,000
  Accounts and notes receivable - net of allowance                          1,021,000          1,796,000
  Inventory                                                                 1,834,000          1,776,000
  Prepaid expenses                                                             97,000            466,000
                                                                      ----------------  -----------------
  Total current assets                                                      3,802,000          4,434,000

Property, plant and equipment, net                                            351,000            411,000
Due from officer                                                              280,000            338,000
Other assets                                                                    2,000              6,000

                                                                      ----------------  -----------------
Total assets                                                          $     4,435,000   $      5,189,000
                                                                      ================  =================

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued expenses                               $     1,149,000   $      2,119,000
  Payable to preferred stockholder                                            130,000             22,000
  Note payable - stockholder                                                  125,000            137,000
  Current portion of capital lease obligations                                 11,000             13,000
                                                                      ----------------  -----------------
Total current liabilities                                                   1,415,000          2,291,000

  Long term portion of capital lease obligations                               47,000             36,000
                                                                      ----------------  -----------------
Total liabilities                                                           1,462,000          2,327,000
                                                                      ----------------  -----------------

Stockholders' equity:
 Preferred stock; par value $.01 per share; 5,000,000 shares authorized; 1,536 and 276 shares Series D, 8% cumulative,
  convertible, issued and outstanding (face values $1,536,000
  and $276,000 at April 30,1999  and January 31, 2000)                              0                  0

 Common stock; par value $.01 per share; 30,000,000 shares authorized;
  14,875,190 and 16,343,221 shares issued
  and outstanding at April 30, 1999 and January 31, 2000                      149,000            163,000
Additional paid-in capital                                                 12,326,000         12,733,000
Subscription receivable                                                        (9,000)            (9,000)
Unearned portion of compensatory options                                      (13,000)           (13,000)
Unrealized loss on investments available for sale                             (56,000)           (60,000)
Accumulated deficit                                                        (9,424,000)        (9,952,000)
                                                                      ----------------  -----------------
  Total stockholders' equity                                                2,973,000          2,862,000
                                                                      ----------------  -----------------

                                                                      ----------------  -----------------
Total liabilities and stockholders' equity                            $     4,435,000   $      5,189,000
                                                                      ================  =================

                 See accompanying notes to financial statements

                        AMERICAN BIO MEDICA CORPORATION
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                  FOR THE NINE MONTHS ENDED
                                                                         JANUARY 31,
                                                          ------------------------------------------
                                                                 1999                   2000
                                                          -------------------    -------------------
Net sales                                                 $        4,644,000     $        6,046,000

Cost of goods sold                                                 2,225,000              2,948,000
                                                          -------------------    -------------------

Gross profit                                                       2,419,000              3,098,000
                                                          -------------------    -------------------

Operating expenses:
    Selling, general and administrative                            2,839,000              2,604,000
    Legal fees                                                       162,000                477,000
    Depreciation                                                      66,000                 27,000
    Research and development                                         266,000                500,000
    Write-off of bad debts                                                 0                 37,000
                                                          ------------------------------------------
                                                                   3,333,000              3,645,000
                                                          -------------------    -------------------

Operating loss                                                      (914,000)              (547,000)
                                                          -------------------    -------------------

Other income and (expense):
   Gain on sale of marketable securities                                   0                 10,000
   Gain on discontinued operations                                    31,000                 41,000
   Interest income                                                    47,000                 61,000
   Interest expense                                                        0               (19,000)
                                                          -------------------    -------------------
                                                                      78,000                 93,000
                                                          -------------------    -------------------

Net loss                                                  $         (836,000)    $         (454,000)

Adjustments:
Preferred stock beneficial conversion feature                       (123,000)              (123,000)
Preferred stock dividends                                           (521,000)               (76,000)
                                                          -------------------    -------------------
Net loss attributable to common shareholders              $       (1,480,000)    $         (653,000)
                                                          ===================    ===================

Basic and diluted net loss
   per common share                                       $            (0.10)    $            (0.04)

 Weighted average shares outstanding  -
    basic and diluted                                             14,454,883             15,091,417
                                                          ===================    ===================

           AMERICAN BIO MEDICA CORPORATION
           STATEMENT OF COMPREHENSIVE LOSS

Net loss                                                  $         (836,000)    $         (454,000)
Other comprehensive loss:
  Unrealized loss on investments                                           0                 (3,000)
                                                          -------------------    -------------------
  Comprehensive loss                                      $         (836,000)    $         (457,000)
                                                          ===================    ===================

                 See accompanying notes to financial statements

                         AMERICAN BIO MEDICA CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                  FOR THE THREE MONTHS ENDED
                                                                         JANUARY 31,
                                                          ------------------------------------------
                                                                 1999                   2000
                                                          -------------------    -------------------
Net sales                                                 $        1,912,000     $        1,797,000

Cost of goods sold                                                 1,055,000                833,000
                                                          -------------------    -------------------

Gross profit                                                         857,000                964,000
                                                          -------------------    -------------------

Operating expenses:
    Selling, general and administrative                            1,140,000                837,000
    Legal fees                                                       109,000                287,000
    Depreciation                                                      22,000                  9,000
    Research and development                                         164,000                242,000
    Write-off of bad debts                                            45,000                      0
                                                          -------------------    -------------------
                                                                   1,480,000              1,375,000
                                                          -------------------    -------------------

Operating loss                                                      (623,000)              (411,000)
                                                          -------------------    -------------------

Other income and (expense):
   Loss on sale of marketable securities                                   0                (5,000)
   Gain on discontinued operations                                    25,000                  9,000
   Interest income                                                    30,000                 17,000
   Interest expense                                                        0                (7,000)
                                                          -------------------    -------------------
                                                                      55,000                 14,000
                                                          -------------------    -------------------

Net loss                                                  $         (568,000)    $         (397,000)

Adjustments:
Preferred stock beneficial conversion feature                              0                      0
Preferred stock dividends                                           (262,000)               (22,000)
                                                          -------------------    -------------------
Net loss attributable to common shareholders              $         (830,000)    $         (419,000)
                                                          ===================    ===================

Basic and diluted net loss
   per common share                                       $            (0.06)    $            (0.03)

 Weighted average shares outstanding  -
    basic and diluted                                             14,454,883             15,091,417
                                                          ===================    ===================

           AMERICAN BIO MEDICA CORPORATION
           STATEMENT OF COMPREHENSIVE LOSS

Net loss                                                  $         (568,000)    $         (397,000)
Other comprehensive loss:
  Unrealized gain on investments                                           0                 10,000
                                                          -------------------    -------------------
  Comprehensive loss                                      $         (568,000)    $         (387,000)
                                                          ===================    ===================

                 See accompanying notes to financial statements

                         AMERICAN BIO MEDICA CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        FOR THE NINE MONTHS ENDED
                                                                               JANUARY 31,
                                                                   -----------------------------------
                                                                        1999               2000
                                                                   ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                          $      (836,000)   $      (454,000)
  Adjustments to reconcile net loss
   to net cash used in operating activities:
     Depreciation                                                           66,000             76,000
     Compensatory stock and stock options                                  162,000
     Changes in:
       Accounts and notes receivable                                      (552,000)          (775,000)
       Inventory                                                          (448,000)             58,000
       Prepaid expenses and other current assets                          (200,000)           (31,000)
       Other assets                                                         (6,000)            (4,000)
       Accounts payable and accrued expenses                               326,000            984,000
                                                                   ----------------   ----------------
         Net cash used in operating activities                          (1,488,000)          (146,000)
                                                                   ----------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                               (222,000)          (136,000)
  Purchase of investments                                                                     (73,000)
  Sale and maturity of investments                                                             451,000
  Gain on sale of investments                                                                 (12,000)
  Loans to officer                                                         (40,000)           (58,000)
                                                                   ----------------   ----------------
         Net cash (used in) provided by investing activities              (262,000)           172,000
                                                                   ----------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of warrants and options                           105,000
  Settlement of registration rights agreement                                                (100,000)
  Capital lease payments                                                                      (11,000)
                                                                   ----------------   ----------------
         Net cash provided by (used in) financing activities               105,000           (111,000)
                                                                   ----------------   ----------------

NET DECREASE IN CASH AND
    CASH EQUIVALENTS                                                    (1,645,000)           (85,000)

Cash and cash equivalents - beginning of period                          3,239,000            131,000
                                                                   ----------------   ----------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                          $     1,594,000    $        46,000
                                                                   ================   ================

NONCASH ACTIVITIES:
   Stock dividends paid to holders of preferred stock                       48,000             76,000
   Dividend accrued not yet paid                                            45,000             22,000

                 See accompanying notes to financial statements

Notes to Financial Statements
                                January 31, 2000

Note A - Basis of Reporting

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of American Bio Medica Corporation (the "Company") at January 31, 2000, and the results of its operations, and cash flows for the nine-month period then ended. The results of operations for the nine-month period ended January 31, 2000 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended April 30, 1999 included in the Company's Form 10-KSB.

During the year ended April 30, 1999, the Company sustained a net loss of $1,691,000 and had net cash outflows from operating activities of $2,008,000. The Company is in the process of taking a number of steps to improve its financial prospects including focusing its efforts on sales of existing products, implementing certain cost reductions and production efficiencies and taking other measures to enhance profit margins. As a result the Company was able to reduce its net loss to $454,000 and its net cash outflows to $85,000 for the nine-month period ended January 31, 2000.


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


Note D - Registration Penalty

         On May 28, 1999, the Company entered into a definitive Agreement with CC Investments, LDC, holders of the Company's Series D preferred shares dated April 30, 1999 (the "1999 Agreement") to settle all claims against the Company, including the late registration penalty and certain other claims under the Securities Purchase Agreement dated April 24, 1998. Pursuant to the 1999 Agreement, the Company gave as consideration $225,000 on June 1, 1999 ($100,000 in cash and a one-year promissory note in the principal amount of $125,000 accruing interest at the rate of 14% annually).


Note E - Discontinued Operation

         On September 1, 1999 the Company sold its book sales business including all inventories and accounts receivable to a third party in exchange for a $250,000 five year secured promissory note. As a result, for comparative purposes, the company has re-stated its prior year statements of operations to reflect the book business as a discontinued operation.

 Item 2. Management's Discussion and Analysis or Plan of Operation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
               for the nine months ended January 31, 2000 and 1999


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

     Results of operations for the nine months ended January 31, 2000 as compared to the nine months ended January 31, 1999.
--------------------------------------------------------------------------------

         During the nine months ended January 31, 2000, the Company continued its extensive program to market and distribute its primary product, the Rapid Drug Screen(TM). As a result, revenues from the sale of test kits were $6,046,000 for the nine months ended January 31, 2000 as compared to $4,644,000 for the nine months ended January 31, 1999, representing an increase of $1,402,000 or 30.2% over the preceding year. Cost of goods sold for the nine months ended January 31, 2000 was $2,948,000 or 48.8% of drug test revenues as compared to $2,225,000 or 47.9% for the nine months ended January 31, 1999. The Company has undertaken an extensive cost reduction program aimed specifically at its in-place production process and expects further savings in the coming year. It is expected that with further increases to its in-house manufacturing of drug test strips, that significant savings will continue to be achieved.

         As a result of the continuing growth in the drug test market and the need to focus its efforts in this market, the Company sold its book sales operation in September 1999 in exchange for a five-year secured note receivable in the amount of $250,000. Consequently, the Company has reclassified all book sales revenues and operating costs to gain or loss on discontinued operations.

         Selling, general and administrative costs for the nine months ended January 31, 2000 were $2,604,000, a decrease of 8.3% over expenses of $2,839,000 for the nine months ended January 31, 1999. As a percent of sales, this cost decreased 18.0% during the comparable nine-month periods and is expected to continue to decrease. The following table reflects the major categories of this cost:

                                          NINE MONTHS ENDED    NINE MONTHS ENDED
                                          JANUARY 31, 1999      JANUARY 31, 2000
                                                    % Sales              % Sales

Sales salaries & commissions               513,000   11.0%       763,000  12.6%
Other selling expenses                     442,000    9.5%       467,000   7.7%
Marketing & promotion                      843,000   18.2%       189,000   3.1%
Investor relations costs                   122,000    2.6%       146,000   2.4%
Office salaries                            271,000    5.8%       225,000   3.7%
Payroll taxes & insurance                  109,000    2.3%       106,000   1.8%
Telephone                                   47,000    1.0%       108,000   1.8%
Insurance                                   40,000    0.9%        32,000   0.5%
Other administrative costs                 452,000    9.7%       568,000   9.4%

                                       -----------           -----------
Total Selling, General & Admin costs     2,839,000   61.1%     2,604,000  43.1%
                                       ===========           ===========

         As a result of relocating its marketing department to New York, marketing and promotion costs (included in selling, general and administrative costs) declined $654,000 or 15.1% of sales for the nine months ended January 31, 2000 compared to the nine months ended January 31, 1999.

         Legal fees relating principally to the Phamatech suit, for the nine months ended January 31, 2000 were $477,000 or 7.9% of sales, an increase of $315,000 over fees of $162,000 or 3.5% of sales for the nine months ended January 31, 1999.

         Depreciation and amortization ($48,000 in Cost of goods sold and $28,000 in Selling, general and administrative expense) was $76,000 and $66,000 for the nine months ended January 31, 2000 and 1999, respectively.

         Research and development expense amounted to $500,000 for the nine months ended January 31, 2000 as compared to $266,000 for the nine months ended January 31, 1999. This increase in research and development represents a continuation of managements' efforts to develop improved methods to reduce the cost of manufacturing its drug test kits.

         Net loss from operations decreased to $(454,000) for the nine months ended January 31, 2000 as compared to $(836,000) for the nine months ended January 31, 1999, due primarily to increased sales revenues.

     Results of operations for the three months ended January 31, 2000 as compared to the three months ended January 31, 1999.
--------------------------------------------------------------------------------

         For the three months ended January 31, 2000, sales of drug test kits declined, principally as a result of increased competition from its former supplier, Phamatech Inc. The company has filed a suit in federal court claiming patent infringement, trademark dilution, and unfair competition against Phamatech Inc. Revenues from the sale of the test kits were $1,797,000 for the three months ended January 31, 2000 as compared to $1,912,000 for the three months ended January 31, 1999, representing an decrease of $115,000 or 6.4% over the preceding year. Cost of goods sold for the three months ended January 31, 2000 was $833,000 or 46.4% of drug test revenues as compared to $1,055,000 or 55.2% for the three months ended January 31, 1999. The Company has undertaken an extensive cost reduction program aimed specifically at its in-place production process and expects further savings in the coming year. It is expected that with continued increases in its in-house manufacturing process, that further significant savings can be achieved.

         As a result of the continuing growth in the drug test market and the need to focus its efforts in this market, the Company sold its book sale operation in September 1999 in exchange for a five-year secured note receivable in the amount of $250,000.

         While Net sales decreased 6.4% for the three months ended January 31, 2000 over the three months ended January 31, 1999, selling, general and administrative costs including bad debt write-offs decreased 29.4% to $837,000 over expenses of $1,185,000 for the three months ended January 31, 1999. As a percent of sales, this cost decreased 13.4% during the comparable three-month period and is expected to continue to decrease. The following table reflects the major categories of this cost:

                                         THREE MONTHS ENDED   THREE MONTHS ENDED
                                          JANUARY 31, 1999     JANUARY 31, 2000
                                                    % Sales              % Sales

Sales salaries & commissions               203,000   10.6%       241,000   13.4%
Other selling expenses                     264,000   13.8%       152,000   8.5%
Marketing & promotion                      484,000   25.3%        35,000   1.9%
Investor relations costs                    43,000    2.2%        25,000   1.4%
Office salaries                             93,000    4.9%        78,000   4.3%
Payroll taxes & insurance                   41,000    2.1%        27,000   1.5%
Telephone                                   13,000    0.7%        44,000   2.4%
Insurance                                   18,000    0.9%         7,000   0.4%
Other administrative costs                  26,000    1.4%       228,000  12.7%

                                       -----------             ---------
Total Selling, General & Admin costs     1,185,000   61.9%       837,000  46.5%
                                       ===========             =========

         Marketing and promotion costs (included in selling, general and administrative costs) amounted to $35,000 or 1.9% of sales for the three months ended January 31, 2000 as compared to $484,000 or 25.3% of sales for the three months ended January 31, 1999.

         Depreciation and amortization was $22,000 and $9,000 for the three months ended January 31, 2000 and 1999, respectively.

         Research and development expense amounted to $242,000 for the three months ended January 31, 2000 as compared to $164,000 for the three months ended January 31, 1999.

         Net loss from operations decreased to $(397,000) for the three months ended January 31, 2000 as compared to net loss of $(568,000) for the three months ended January 31, 1999, due primarily to a decrease in Cost of goods sold and a decrease in operating expenses. The Company expects to continue to improve its gross margins and decrease its overheads in future.

     Liquidity and capital resources as of the nine months ended January 31,
2000.
--------------------------------------------------------------------------------

         The Company's cash and cash equivalents combined with short-term investments amounted to $396,000 at January 31, 2000 representing a decrease of $454,000 or 53.4% from $850,000 as of the year ended April 30, 1999. Working capital decreased $244,000 or 10.2% to $2,143,000 as of January 31, 2000, from $2,387,000 at April 30, 1999.

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

         As a result of strong nine-month sales of the Rapid Drug Screen, accounts and notes receivable increased $775,000 or 75.9% to $1,796,000 as of January 31, 2000 as compared to $1,021,000 as of April 30, 1999.


         Inventories decreased $58,000 or 3.2% to $1,776,000 for the nine months ended January 31, 2000.

                  Prepaid expenses primarily for building rents, future trade shows and consulting fees increased $369,000 to $466,000 for the nine months ended January 31, 2000.

         Accounts payable and accrued expenses increased $970,000 for the nine months ended January 31, 2000 due primarily to increases in business volume and legal fees.

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

         The Company has obtained a $500,000 line of credit to cover its short-term capital requirements with a local lending institution. The Company believes that its available cash and cash from operations will be sufficient to satisfy its funding needs to September 30, 2000. Thereafter, if cash generated from operations is insufficient to satisfy the Company's working capital and capital expenditure requirements, the Company may be required to sell additional equity or debt securities or obtain additional credit facilities. There can be no assurance that such financing, if required, will be available on satisfactory terms, if at all.

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




                              AMERICAN BIO MEDICA CORPORATION
                                        (Registrant)

                              By: /s/Stan Cipkowski
                                  ------------------
                                  Stan Cipkowski,
                                  President and
                                  Chief Executive Officer


                              By: /s/John F. Murray
                                  --------------------
                                  John F. Murray,
                                  Treasurer and
                                  Chief Financial Officer







Dated: March 16, 2000

                    EXHIBIT INDEX
                    -------------


27                  Financial Data Schedule