Form 10KSB40
period 2000-04-30
AMERICAN BIO MEDICA CORP
filed 2000-08-11
CIK 896747

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                                        For the fiscal year ended April 30, 2000
                                        Commission File Number: 0-28666

                         AMERICAN BIO MEDICA CORPORATION
                 (Name of Small Business Issuer in its charter)

          New York                                     14-1702188
(State or other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)

       122 Smith Road                                                 12106
   Kinderhook, New York                                             (Zip Code)
(Address of principal executive offices)


Issuer's telephone number (800) 227-1243

     Securities registered pursuant to Section 12(b) of the Exchange Act: None

     Securities registered pursuant to Section 12(g) of the Exchange Act: Common Shares, $.01 par value per share

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes [ ] No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year. $7,653,000.

     The aggregate market value of 11,559,444 voting Common Shares held by non-affiliates of the issuer was approximately $18,067,411 based on the last reported sale price of the issuer's Common Shares, $.01 par value, as reported on the Nasdaq SmallCap Market on July 12, 2000.

     The Proxy Statement for the Annual Meeting of Shareholders for the 2001 Fiscal Year has been incorporated herein by reference to the extent indicated herein in Part III of this Form 10-KSB.

     As of July 12, 2000, the issuer had outstanding 18,045,548 Common Shares, $.01 par value.

     Traditional Small Business Disclosure Format: [ ] [X] No

PART I

         ITEM 1.  DESCRIPTION OF BUSINESS

         Summary

         American Bio Medica Corporation (the "Company") is primarily engaged in acquiring, developing, manufacturing and marketing biomedical technologies and products. The Company owns a technology, for which patents have been granted, for screening drugs of abuse, using the adopted trademark the "Rapid Drug Screen". The Company's common shares ("Common Shares") trade on the Nasdaq SmallCap Market under the trading symbol "ABMC".

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

         The competitively priced test is self-contained, thereby preventing exposure of the test administrator to the urine sample. In the opinion of the Company's management ("Management"), the Rapid Drug Screen, which requires no mixing of reagents, pipetting, or manipulation of the test, is easier to use than any other competitive product. In addition, hundreds of controlled tests conducted by independent laboratories compared the Rapid Drug Screen with results produced by EMIT II, a standard laboratory test, and found a 100% correlation of both positive and negative test results. As a result, Management believes that the Rapid Drug Screen is as accurate as that laboratory test.

         Versions of the Rapid Drug Screen include two-two panel tests, three-three panel tests, two-five panel tests, an eight panel test, and a nine panel test. Additional versions of the Rapid Drug Screen can be produced by the Company, on special order, for any quantity (from two - nine) or configuration of drugs. The three, five, eight, and nine panel tests have received 510(k) clearance from the Federal Drug Administration (the "FDA") and can thus be sold in clinical as well as non-clinical markets. The Company has developed 10 tests trademarked "Rapid One", each of which detects one drug of abuse (cocaine, THC, opiates, amphetamine, PCP, benzodiazepines, methamphetamines, barbiturates, tricicyclic antidepressants, and methadone). The Company has received 510(k) clearance on the cocaine, THC, opiates, amphetamine, barbiturates, and benzodiazepine Rapid One tests.

         In January 2000, the Company acquired the exclusive rights for distribution and marketing of a patented onsite drug detection system in North and South America. The Company has adopted the trademark the "Drug Detector" for this product. The Drug Detector tests for the presence or absence of residue on surfaces from marijuana, cocaine, heroin, or methamphetamines without the need for urine, hair, or saliva samples.

         The Company owns a patented low cost method for producing keratin proteins. The Company has no intention of developing or marketing its keratin technology at this time, but intends to concentrate on the production and marketing of its drug screen tests and pursuing development and acquisition strategies related to onsite diagnostic testing markets. The Company may develop or acquire additional biomedical technologies or products in the future unrelated to substance abuse testing.

         Since its inception to April 30, 2000, the Company has an accumulated deficit of $11,643,000 (see Financial Statements - Balance Sheet). Management believes that the Company's accumulated deficit is the result of the on-going development, marketing, and distribution of its Rapid Drug Screen test. During the year ended April 30, 2000, the Company sustained a net loss from operations of $2,136,000 and used net cash of $846,000 in operating activities. The Company is in the process of taking a number of steps to improve its financial prospects including focusing its efforts on sales of existing products, implementing certain cost reductions and production efficiencies and taking other measures to enhance profit margins.

         Design

         The Company has developed and markets its trademarked "Rapid Drug Screen" a test for one, two, three, five, eight, and nine drugs of abuse, which can be used in all situations where an immediate test result is required. The product consists of a credit-card size test card divided into two, three, five, eight, or nine lengthwise strips, or sections. The card contains an identification and date area. The person being tested urinates into a test cup, puts on the lid and hands it to the person administering the test. The test administrator inserts the card into a pre-punched slit in the lid without the danger of spilling, touching, or contaminating the urine specimen. Thus, the test administrator is not exposed to the urine sample nor does he or she have to mix reagents. Within five to eight minutes the results can be read on the inserted card through the side of the cup. A single line in the test area of the Rapid Drug Screen card indicates the sample is positive for the presence of tested drug(s) of abuse. A double line in the test area of the Rapid Drug Screen card indicates that the sample is negative for the presence of tested drug(s) of abuse.

         The Company has designed two-two panel tests, three-three panel tests, two-five panel tests, an eight panel test, and a nine panel test and can produce, on special order or if a market demands, tests which can screen for any quantity (from two - nine) or configuration of drugs of abuse. The two-two panel tests, designed for the correction and education markets, screens only for cocaine and THC/methamphetamine and THC. The three-three panel tests, designed for various non-clinical markets, screens for THC, cocaine, and opiates/THC, cocaine, and amphetamine/THC, cocaine, and methamphetamine. The two-five panel tests, designed for the workplace (industry) market, screens for the "SAMHSA 5" ( SAMHSA stands for the Substance Abuse and Mental Health Services Administration); cocaine, THC, opiates, PCP, and amphetamine (the additional version of this test consists of methamphetamine replacing PCP). The Drug Free Workplace Act (the "Act"), designated drugs of abuse to be tested for in most federally regulated drug-testing programs. The eight panel test, designed for the clinical market; primarily to hospitals and physicians, includes the "SAMHSA 5 (listed above), benzodiazepines, methamphetamine, and barbiturates. The nine panel test, also designed for the clinical market, includes all drugs of abuse from an eight panel in addition to tricyclic antidepressants (TCA). These additional tests are combined in a single card so that one sample can be tested simultaneously for nine drugs of abuse.

         In July 1998, the Company began marketing the "Rapid One", a line of 10 drug tests, each of which screens for the presence or absence of a substance of abuse (cocaine, marijuana(THC), opiates, PCP, amphetamine, benzodiazepines, methamphetamine, barbiturates, tricyclic antidepressants (TCA), and methadone). Rapid One utilizes the same technology as the Rapid Drug Screen. It includes a single dip platform, and identification and date area, and does not require the use of pipettes or reagents. Rapid One is designed for correctional facilities and other markets where the person subject to substance abuse testing is known to abuse a specific drug. It can also be used to enhance a two, three, five, eight, nine panel, or any special order test, by means of allowing screening of an additional drug.

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

         The Company markets the "Drug Detector", an on-site drug detection system which tests for the presence or absence of residue on surfaces from marijuana, crack/cocaine, heroin, or methamphetamines. The Drug Detector consists of an aerosol spray for either of the previously listed drugs, special collection papers, and instructions. The Company is currently marketing the retail (over-the-counter) version which contains enough collection papers to perform 10 tests. The Drug Detector for crack/cocaine and the Drug Detector for marijuana are the two versions being offered for sale initially in the over-the-counter market. The remaining two Drug Detector tests may be available for over-the-counter sale at a later date. It is the Company's intention to offer an "industrial" version of the product, which would contain collection papers to perform either 50 or 100 tests and a larger aerosol can. All four tests as mentioned above would be available in this industrial Drug Detector. The test can be performed with or without the knowledge of the person whom you believe has come in contact with the surface. The Company feels this is of great benefit in avoiding confrontation with a suspected drug abuser. You simply wipe the surface with the special collection paper and spray the collection paper with the aerosol can. Within seconds, a color change will occur if the presence of the drug is detected. No color change will occur if the drug is not detected.

         "FDA" Approval

         Although FDA clearance is not required for non-clinical markets (i.e. industry, corrections, etc.), it is required for clinical markets (i.e. hospitals, physicians, etc.), which Management anticipates will become a major marketplace for the Company's drug testing product(s). FDA 510(k) clearances have been granted for Company's three panel (cocaine, THC, and opiates), two five panels (cocaine, THC, opiates, amphetamines, PCP and cocaine, THC, opiates, amphetamines, methamphetamines), eight panel (cocaine, THC, opiates, amphetamines, methamphetamines, PCP, benzodiazepines, barbiturates), eight panel-low volume (eight panel as above requiring only 2 ml specimens), and nine panel (eight panel with tricyclic antidepressants (TCA) added). The Company has applied to the FDA for clearance of its Rapid One tests which, although they use the same methodology and chemistries as the Rapid Drug Screen, employ a different delivery device. The Company has received clearance on the THC, cocaine, opiates, amphetamines, barbiturates, and benzodiazepines Rapid One tests. The Company's Drug Detector does not require FDA approval for sale.

         Patents and Trademarks

         The Company, to date, has been granted six patents relating to the Rapid Drug Screen including a design patent on the multiple drug test card issued in January 1999 and a utility patent on the drug abuse test kit issued in November 1999. The Company has registered "ABM" and its logo in the United States, Canada, Chile, and Mexico and has registered "Rapid Drug Screen" in Mexico and Canada. The Company has additional trademark applications pending in the United States, Russia, Philippines, and in 15 European countries. The Company's trademark counsel, has opined that there are no similar marks and, as a consequence, the Company feels confident that such trademarks will be registered. The Company has applied for various additional patents directly in numerous countries, including the United States, Canada, Austria, Russia, Switzerland, Hong Kong, Australia, Argentina, Brazil, China, Japan, Germany, Mexico, Philippines, and Poland. Stan Cipkowski, Chairman of the Board of Directors, President and CEO, has assigned to the Company for no consideration, his application for a utility and design patent in the United States and Canada on the drug screen kit as an entity. The Company's patent counsel has opined that a search has revealed no competing patented products. However, there can be no assurance that patents will be granted or that, if granted, they will withstand challenge. (See "Risk Factors - Patents and Trademarks").

         Research and Development

         Research and Development ("R&D") efforts of the Company have been focused on methods to reduce the costs of the drug testing delivery system. A program of in-house strip manufacturing was embarked upon in Fiscal 1999. In Fiscal 2000, the Company continued to make a significant investment in this program. The Company currently manufactures nearly all of its required individual drug testing strips. In Fiscal 2000, a considerable effort and expense was also invested in development and production of the drug testing strip for tricyclic antidepressants ("TCA"). The Company's nine panel version of the Rapid Drug Screen includes this testing strip. This nine panel version is essential for the Company to achieve success in the clinical market. The Company is of the belief that it is one of very few companies who can offer this product in the clinical market. Additionally, the Company's R&D efforts have been focused on enhancing strip performance thereby allowing the Company to offer, in its opinion, the most reliable on-site drugs of abuse test on the market today.

         Sales and Marketing

         The Company advertises through trade journals and direct mail campaigns, and its representatives attend trade shows. The Company sells primarily to distributors in the industrial market, which then resell in the various marketplaces and the Company sells directly in the over-the-counter market. The Company employs a Vice-President of Sales and Marketing, Director of Sales for Mexico and Latin America, National Sales Manager, OTC National Sales Manager, U.S. Marketing Manager, six regional sales managers, and additional sales and marketing support positions. In September of 1999, the Company closed a Sales and Marketing Office in Boca Raton, Florida and consolidated the Company's operations at its current facility in New York State.

         The Company has divided its marketplace into the following categories:

         Corporate/Industry

         The Company has developed a nationwide network of distributors and administrators of workplace drug testing programs to sell its Rapid Drug Screen testing kit. The Company's National Sales Manager and its six regional sales managers oversee this market. The Company believes that the market for pre-employment and random/employee testing is immense and expanding. The economic and human costs of drug and alcohol use are astounding. In fact, the National Institute of Health reported that alcohol and drug abuse cost the economy $246 billion in 1992, the most recent year for which economic data is available. The number of businesses using drug testing to screen job applicants and employees has increased significantly in the last several years. According to the Drug Free Workplace Act, Congress found that 74% of adults who use illegal drugs are employed; absenteeism is 66% higher among drug users than those who do not use drugs; health benefit utilization is 300% higher among drug users; 47% of workplace accidents are drug-related; disciplinary actions are 90% higher among drug users; and employee turnover is significantly higher among drug users. According to a national survey conducted by the Hazelden Foundation, more than 60% of adults know people who have gone to work under the influence of drugs or alcohol. Most employers recognize not only the financial benefits of drug testing, but also realize a drug-free environment is also a safer one. Incentives encourage employers to adopt Drug Free Workplace Programs; they include, in some states, workman's compensation and unemployment insurance premium reductions; tax deductions; and other incentives. The Act requires employers receiving federal contracts of $100,000 or more (the Federal Acquisition Streamlining Act of 1994 (FASA) raised the threshold of contracts covered by the Drug-Free Workplace Act of 1988 from $25,000 to those exceeding $100,000) to enact a Drug Free Workplace Program.

         The Company's Drug Detector is not yet available for sale in the Corporate/Industry market. The Company does intend to introduce the "industrial" Drug Detector in Fiscal 2001. (See "Description of Business - Design").

         Government, Corrections, and Law Enforcement

         This market includes federal, state, and county level agencies, including correctional facilities, pretrial agencies, probation, drug courts and parole departments at the federal and state levels, and juvenile correctional facilities. As of June 1998, there were more than 1.8 million inmates nationally: 1.2 million in state and federal prisons and 600,000 in local jails. In 1985, our incarceration rate was 313 per 100,000 population. In 1998, it was 645 per 100,000, which is three to 10 times higher than rates of the other modern democratic societies. The largest single factor contributing to this imprisonment wave is an eight-fold rise in drug arrests. In the Survey of Inmates in State Correctional Facilities conducted for the Bureau of Justice Statistics, it was found that rates of use among convicted inmates was substantially higher than the household population. This survey collected information on the use of drugs in the month prior to the offense for convicted inmates. Under the Uniform Crime Reporting System, the FBI maintains estimates of arrests for drug abuse violations. Arrests for drug abuse violations are at their highest levels ever for adults and juveniles. The Rapid Drug Screen is ideal for this use. The Company employs a Regional Sales Manager who has extensive experience in this market. In addition, the Company exhibits at the trade shows of the American Corrections Association and other related organizations. The Company has shipped orders to several agencies included in this market. The "industrial" Drug Detector would also be of use in this market and the Company intends to introduce the product in Fiscal 2001. (See "Description of Business - Design").

         Rehabilitation Centers

         This market for the Rapid Drug Screen includes people in treatment for substance abuse. This does not include rehabilitation centers that are affiliated with hospitals. The importance of this market relates to the high frequency of testing. For example, in many residence programs, patients are tested each time they leave the facility and each time they return. In outpatient programs, patients are generally tested on a weekly basis.

         International Markets

         The Company has entered into distribution agreements with companies in several countries and is pursuing a course of multinational distribution of its products through both clinical and non-clinical distribution companies. As of July, 2000, the Company has 24 distributors in 31 various countries throughout the world.

         Clinics, Physicians, and Hospitals

         The Company is actively pursuing the hospital and physician markets for its entire Rapid Drug Screen product line. In December 1998, the Company entered into a four-year, exclusive, worldwide distribution agreement with Abbott Laboratories (NYSE:ABT) to market the Rapid Drug Screen product line to hospitals, physicians, and occupational health clinics throughout the world. The Company had initially entered into a distribution agreement with Murex International Technologies Corp. ("Murex"). Abbott Laboratories acquired Murex in April 1998 and the Company negotiated with Abbott Laboratories to expand and extend the contract. In May 2000, the distribution agreement between the Company and Abbott Laboratories was re-negotiated to a non-exclusive two year contract. The Company currently utilizes the services of a nationwide network of independent commissioned sales representatives to sell the nine panel Rapid Drug Screen. The Company believes that this market could yield a significant beneficial impact on its business. The Company does not feel the Drug Detector would be of use in this market and does not intend to actively market the product.

         Consumer and Over-the-Counter ("OTC")

         The Rapid Drug Screen product line is ideal for consumer use as it produces immediate and accurate results, is unrivaled for its ease-of-use, and its design is such that the person utilizing the product will not come in contact with the specimen. In September 1998, the FDA approved the class of on-site diagnostic kits for drugs of abuse. The Company submitted its application to the FDA for over-the-counter approval in May 2000. Its target for launching its retail product is the end of Fiscal 2001. However, there can be no assurance that such approval will be obtained. (See "Risk Factors - Possible Changes in Regulatory Framework")

         In June 2000, the Company debuted its over-the-counter version of the Drug Detector at the National Association of Chain Drug Stores tradeshow. The Company is establishing the market framework for sales and intends to leverage these costs when the Rapid Drug Screen is available. It is the belief of the Company that the Drug Detector is ideal for use by consumers such as persons who are concerned about the welfare of their child/spouse and suspect drug abuse but who are hesitant to confront their child/spouse without just cause. The Drug Detector will allow them to obtain this just cause without confrontation, as the person being tested does not need to be present at the time of the test. The Company feels sales in this market could have a significant beneficial impact on its business

         Educational Market

         The Company believes that this is a potentially large market as testing becomes more prevalent in this area. It consists of the testing of student athletes, and in some states, all students involved in extra-curricular activities. Private schools can begin testing all of their students as an admission requirement. A 1995 Supreme Court decision in the case of Acton vs. Vernonia, in which the Justices voted 6 to 3 to overturn a lower court decision and allow testing of student athletes. Since that decision, the Seventh Circuit Court of Appeals made a decision enabling a Rush County School District to test not only student athletes but students involved in extra curricular activities as well. In this case, the Supreme Court refused to hear the appeal therefore allowing the lower court ruling to stand. These ground-breaking decisions have opened the door for all schools, both public and private, to enact drug testing programs within their schools.

         The Company currently sells its Rapid Drug Screen to over 100 schools across the United States. The Company feels the Rapid Drug Screen could be an integral part of helping schools test due to its ease of use and immediate, accurate results. The Drug Detector would also be useful in this market and the Company intends to introduce the "industrial" version of the Drug Detector into this market when available.

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

         Competition

         Competition to the Rapid Drug Screen comes from on-site tests developed by companies including, but not limited to, Roche Diagnostics, Medtox Scientific, Inc. and Biosite Diagnostics. In all cases that the Company is aware of, competitive products use a collection or delivery method different than the Rapid Drug Screen. Management believes the Rapid Drug Screen provides an easier option to the user. There is no pipetting of the specimen, adding or mixing of reagents, and no other manipulation of the device by the user. Other competitive products for the Rapid Drug Screen are on-site tests with platforms utilizing saliva instead of urine. It is the Company's opinion that such tests are limited in their use as the time frames in which drugs can be detected are much less than that of urine, which remains to be the industry standard.

         Other available drug testing options, aside from on-site tests offering immediate results, include traditional laboratory testing where a urine sample is sent to a laboratory for analysis and hair testing where a hair sample is sent to a laboratory for analysis. These forms of drug testing are more expensive and take longer to produce results than the Rapid Drug Screen. (See "Risk Factors - Competition in the Drug Testing Market; Technological Obsolescence").

         Manufacturing

         In September 1999, the Company moved into a 30,000 square foot facility in Kinderhook, New York, which houses assembly and packaging of the Rapid Drug Screen and Drug Detector in addition to administration. The Company continues to contract out the printing and manufacture of specimen cup components of the Rapid Drug Screen. The Drug Detector components are not manufactured by the Company. Due to the unavailability of qualified technical personnel, the Company leased a laboratory facility in Bridgeport, New Jersey in August 1999. This facility houses research and development and bulk strip manufacturing. (See Item
2. Description of Property)

         The Company's Plan of Operations

         The Company intends to continue to establish a network of distributors, which service customers in the non-clinical markets (i.e. workplace/industry, government/corrections/law enforcement, education, etc.) and to market its Rapid Drug Screen product line in the clinical market (i.e. hospitals, physicians, etc.) through Abbott Laboratories and a nationwide network of independent commissioned sales representatives. The Company intends to market the Rapid Drug Screen in the over-the-counter market (pending FDA approval), and to market its Drug Detector in both the over-the-counter market and non-clinical markets. It also intends to continue research and development on additional biomedical products.

         The Company has entered into national and international non-exclusive, non-clinical market distribution agreements with a number of distributors. These agreements permit the distributors to sell the non-competitive products of other manufacturers and permits the Company to sell its test kits to other distributors within and outside the territory of each distributor. The agreements are cancelable by either the Company or the distributor upon 30 days written notice.

         The Company has retained a Director of Sales for Latin America and Mexico, a National Sales Manager, six regional sales managers (in Florida, Pennsylvania, Wisconsin, Oregon, Europe, and Puerto Rico). These representatives call on non-clinical accounts, such as corporations, correctional facilities, directly and support the Company's worldwide distribution network. The Company intends to continue its direct mail campaign and its participation in national and regional trade shows.

         The Company's present manufacturing equipment is sufficient to produce 200,000 drug test kits per month, assuming one shift per day, five days per week. The Company's facility in Kinderhook would allow it to increase its capacity for production when/if additional personnel were hired and equipment was installed assuming the same one shift per day, five days per week. The Company would expect to add additional assembly/packaging personnel and/or equipment when/if production needs of either or both the Rapid Drug Screen and Drug Detector increases. (See "Business - Manufacturing" and Item 2. Description of Property)

         In Fiscal 2000, the Company completed its in-house strip manufacturing program to reduce costs and improve earnings. However, there can be no guarantee that the Company will be able to operate profitably. (See "Risk Factors - Limited Operations History")

         Government Regulations

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

         Uncertainty of Continued Market Acceptance

         The Company's Rapid Drug Screen product line and Rapid One have been well received by customers, including, but not limited to, industry, distributors and correctional institutions. Achieving continued market acceptance for its drug tests will require substantial marketing efforts and expenditure of significant funds to inform potential distributors and customers of the distinctive characteristics, benefits, and advantages of its test kits. There can be no assurance that its Rapid Drug Screen product line and Rapid One will continue to be accepted or that the Company's efforts will result in successful product commercialization or continued market acceptance. The Company's Drug Detector has just recently been introduced into the over-the-counter market and its industrial version has yet to be launched. The Company has no history upon which to base market or customer acceptance of the product. Introduction of the Drug Detector will also require substantial marketing efforts and expenditure of funds. There can be no guarantee of such market acceptance in response to the Company's efforts. (See "Business - Sales and Marketing and Company's Plan of Operations")

         Competition in the Drug Testing Market; Technological Obsolescence

         The Company faces competition from other manufacturers of drug test kits. Some of its competitors are well known and have far greater financial resources than that of the Company. To the best of Management's knowledge, and in its opinion, no competitors have introduced products which equal the ease of use combined with the accuracy of the Company's Rapid Drug Screen product line and Rapid One. (See "Business - Competition"). The markets for drug test kits and related products are highly competitive. There can be no assurance that other companies will not attempt to develop or market competing products directly competitive with the Company's Rapid Drug Screen product line or Rapid One. Despite protections, which are available to the Company under its patents, the Company expects other companies to attempt to develop technologies or products which will compete with the Company's products. (See " Business - Competition and Patents and Trademarks")

         Possible Inability to Find and Attract Qualified Personnel

         The Company currently has sufficient management expertise and depth to develop its business. However, it will need additional skilled, technical and production personnel in the near future. There is no guarantee that the Company can retain its present staff or that capable personnel with relevant skills will be available. (See Item 9. and "Business - Manufacturing")

         Dependence on Management

         The Company is dependent on the expertise and experience of Stan Cipkowski, President and CEO, Jay Bendis, Vice President Sales and Marketing, and Douglas Casterlin, Vice President Operations for its operations. The loss of Messrs. Cipkowski, Bendis, and/or Casterlin, will seriously inhibit the Company's operations. The Company does not maintain key man insurance for any of its management employees. (See Item 9).

         Possible Adverse Changes in Regulatory Framework

         Approval from the FDA is not required for the sale of the Rapid Drug Screen in the non-clinical market, but it is required for the clinical and over-the-counter markets. The Company has received 510(k) clearances from the FDA for its three, five, eight, and nine panels of the Rapid Drug Screen and six of its ten Rapid One tests. The Company has submitted its application to the FDA for over-the-counter approval of the Rapid Drug Screen. However, regulatory standards may change in the future and there is no assurance that if and when the Company applies for additional approvals from the FDA they will be granted. FDA approval is not required for the Drug Detector. (See "Business - FDA Approval and Government Regulations")

         Patents and Trademarks

         The Company to date has been granted six patents relating to its Rapid Drug Screen. The Company has applied for additional patents on its Rapid Drug Screen and for certain trademarks in the United States, South and Central America, European Common Market, and Japan. Certain trademarks have been registered and others are pending (See "Business - Patent and Trademarks"). Although its patent/trademark counsel has opined that there are no competing designs or marks, there is no assurance that the additional patents will be granted or that additional trademarks will be registered. (See "Business - Patent and Trademarks" and "Risks -Competition in the Drug Testing Market")

         Protection of Intellectual Property Rights

         The Company's success depends in part on its ability to maintain and enforce its patents and other proprietary rights. The Company relies on a combination of patents, trademarks, trade secrets, know-how and confidentiality agreements to protect the proprietary aspects of its technology. These measures afford only limited protection and competitors may gain access to the Company's intellectual property and proprietary information. The patent positions of biomedical product companies are generally uncertain and involve complex legal and technical issues. Litigation may be necessary to enforce the Company's intellectual property rights, to protect its trade secrets and to determine the validity and scope of its proprietary rights. Any litigation could be costly and divert the Company's attention from the growth of the business. (See "Item 3. Legal Proceedings"). The Company cannot assure investors that its patents and other proprietary rights will not be successfully challenged, or that others will not independently develop substantially equivalent information and technology or otherwise gain access to the Company's proprietary technology. The Company may be sued by third parties which claim that the Company's products infringe on their intellectual property rights.

         Dilution as a Result of Potential Issuance and Exercise of New Warrants and Exercise of Outstanding Warrants

         As part of the sale by the Company of 1,408,450 Common Shares for $2,000,000 ($1.41 per share) in a private placement to Seaside Partners, LLC ("Seaside") on April 28, 2000, the Company agreed under certain circumstances to issue a five-year warrant to Seaside (the "Seaside Warrant") to purchase up to 1,877,934 Common Shares. The specific number of Common Shares, if any, to be subject to the Seaside Warrant will be determined pursuant to a formula based partially on the average of the closing prices of the Common Shares on the Nasdaq SmallCap Market as reported by the Nasdaq Stock Market on the 10 consecutive trading days immediately preceding the date of the six-month anniversary of the closing date (the "Anniversary Date") of the Seaside private placement (the "Anniversary Price"). If the Anniversary Price is $2.13 or more per share, the Company will not be obligated to issue the Seaside Warrant. If the Anniversary Price is less than

$2.13 per share, the specific number of Common Shares to be subject to the Seaside Warrant will be determined pursuant to the formula based partially on the Anniversary Price. The exercise price per share for the Common Shares subject to the Seaside Warrant will be the Anniversary Price. For example, if the Anniversary Price is $1.25 per share, 872,535 Common Shares would be subject to the Seaside Warrant with an exercise price of $1.25 per share.

         As of July 12, 2000, the Company also had warrants outstanding to purchase 107,355 Common Shares at a price of $4.81 per share (the "Outstanding Warrants").

         The issuance and exercise of the Seaside Warrant and the sale of such Common Shares and/or the exercise of the Outstanding Warrants and the sale of such Common Shares could have a significant negative impact on the market price of the Common Shares and could materially impair the Company's ability to raise capital through the future sale of equity securities.

         Resale of Restricted Securities

         7,426,455 Common Shares presently issued and outstanding as of the date hereof are "restricted securities" as that term is defined under the Securities Act of 1933, as amended, (the "Securities Act") and in the future may be sold in compliance with Rule 144 of the Securities Act, or pursuant to a Registration Statement filed under the Securities Act. Rule 144 provides, in essence, that a person holding restricted securities for a period of one year or more may sell those securities in unsolicited brokerage transactions or in transactions with a market maker, in an amount equal to one percent of the Company's outstanding Common Shares every three months. Sales of unrestricted shares by affiliates of the Company are also subject to the same limitation upon the number of shares that may be sold in any three month period. Such information is deemed available if the issuer satisfies the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Securities Exchange Act") or of Rule 15c2-11 thereunder. Rule 144(k) also permits the termination of certain restrictions on sales of restricted securities by persons who are not affiliates of the Company at the time of the sale and have not been affiliates in the preceding three months. Such persons must satisfy a two-year holding period. There is no limitation on such sales and there is no requirement regarding adequate current public information. Investors should be aware that sales under Rule 144 or 144(k), or pursuant to a registration statement filed under the Act, may have a depressive act on the market price of the Company's securities in any market which may develop for such shares.

         Preferred Shares

         The Company has the authority to issue up to 5,000,000 Preferred Shares with such designations, rights, and preferences as may be determined by the Board of Directors. The Company is empowered, without further shareholder approval, to issue Preferred Shares with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of Common Shares. No Preferred Shares were outstanding as of July 12, 2000.

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

         Ability to Retain and Attract Market Makers

         The Common Shares trade on the Nasdaq SmallCap Market under the symbol "ABMC". In the event that the market makers cease to function as such, public trading in the Company's Common Shares will be adversely affected or may cease entirely. Presently, market makers for the Company's Common Shares include Knight Securities L.P., Herzog, Heine & Geduld, Inc., M.H. Meyerson & Co., Hill, Thompson. Magid, & Co., J.W. Genesis Clearing Corp., Sharpe Capital Inc., Brean Murray Foster Securities Inc., Wein Securities Corp., Schwab Capital Markets, and Wien Securities Group.

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

         ITEM 2. DESCRIPTION OF PROPERTY

         In September 1999, the Company re-located to a new 30,000 square foot facility in Kinderhook, New York. This new facility houses administrative offices, assembly and packaging, quality control/quality assurance, and sales and marketing (See "Business - Sales and Marketing"). The Company has entered into a Lease/Purchase Agreement with a non-affiliate. The purchase of the building is contingent upon a permanent zoning change that the Company is confident it will receive from the town. However, there can be no guarantee that this permanent zoning change will occur. In such case, the Company will lease the facility through December, 2001. At that time, the lease would be required to be re-negotiated.

         In August 1999, the Company began leasing a 3,900 square foot laboratory facility in Bridgeport, New Jersey. This facility is leased for a period of three years at which time the Company has the option to re-new the lease. (See " Manufacturing")

         ITEM 3. LEGAL PROCEEDINGS

         "Patent, Trademark, and Unfair Competition Litigation"

         On January 26, 1999, the Company was granted a U.S. Patent for the design of the Multiple Test Card, known as the Rapid Drug Screen. On April 7, 1999, the Company filed suit in the federal court in Delaware against Phamatech, Inc. of California. Phamatech, Inc. of California was a former supplier of the Company and in that capacity acquired proprietary information on the Company's Rapid Drug Screen that it used to "knock off" the Company's product. This case was transferred from Delaware to California. In July 2000, the California Court granted ABMC's motion to add Tuan Pham, President of Phamatech, as an individual defendant in the suit. The Court also ordered that Wolfe & Associates (aka Wolfe
Data) and James Wolfe, Elite Health Services, LLC and John Polanco (former distributors now selling the alleged infringing product) be joined as defendants. Peninsula Drug Analysis Co., Inc. and James Ramsey (former distributor selling a private label knock off believed by the Company to be manufactured by Phamatech), and Dipro Diagnostics of North America (another party selling the private label knock off (believed to be manufactured by Phamatech) are already parties. The Company is alleging patent infringement, violation of trademark rights, and unfair competition against all parties.

         On April 8, 1999, one day after the Company filed its Delaware suit, Phamatech, Inc. filed suit in the federal court in San Diego, California asking for a declaration that the Company's patent is invalid. It also claimed breach of contract damages for an alleged non-payment of invoices by the Company. The Company's transferred Delaware case and Phamatech's California case have been placed on the same trial docket in San Diego. By Order dated July 24, 2000, the Court ordered the competing California based suits be consolidated in one case. In a recent motion, Phamatech sought summary judgment on its declaratory judgment on the Company's patent claims. The trial court denied the motion declaring that the designs "are visually similar....", and "[t]he accused device [is] visually similar to the design patent." The opinion states: "Simply, visually comparing the design patent and the accused devices, they appear substantially similar." Opinion of June 7, 2000 @ p.12. Since the ABMC trademark had not been registered, even though the petition for trademark is on appeal within the United States Patent and Trademark Office ("PTO"), the trial court denied the Company's trademark claim. However, the Court did not deal with the Company's trade dress claim. Phamatech has now moved for partial summary judgment on ABMC's trade dress claim even though ABMC's application for trademark protection of its trade dress is still pending before the examiner at the PTO.

         In October 1999, the Company sued Larry Hartselle, Drug Detection Devices, and Gulf Supply for patent infringement, trademark dilution, and unfair competition. It is alleged that they are also selling the Phamatech knock off. Drug Detection Devices is alleged to be selling yet another private label manufactured by Phamatech. Larry Hartselle d/b/a Instant Drug Detection is a former distributor who was selling the Phamatech knock-off. Gulf Supply is alleged to be selling the private label knock off sold by Drug Detection Devices. The claims against Hartselle and 3DL have been settled by the parties. The terms are confidential. By the time of release of this report, an injunction is anticipated to have been entered against Hartselle prohibiting further infringement by him. The remaining defendant is engaged in settlement negotiations with the Company.

         "Friedenberg-related Litigation"

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

         The Company's third party claim was decided by a jury on May 5, 1997. The verdict determined that Dr. Friedenberg breached the Share Exchange Agreement when he failed to deliver drug screening know how technology to the Company. The jury also found in favor of the Company on two of three fraud claims against Dr. Friedenberg and awarded the Company approximately $321,000 in damages. Dr. Friedenberg's estate, just prior to the jury trial, filed a supplemental claim for the shares of the Company which he would have received under the Share Exchange Agreement. The trial judge on July 17, 1998, ruled that the estate of Dr. Friedenberg was entitled to 5,907,154 common shares of the Company. The Company appealed that ruling and on September 15, 1999, the Court of Special Appeals in Maryland ruled in favor of the Company and reversed a Maryland circuit court's ruling that the estate of Dr. Robert Friedenberg was entitled to 5,907,154 common shares of the Company. The case was remanded to the circuit court with directions to enter a judgment for the Company. The Friedenberg estate petitioned the Court of Appeals, Maryland's highest court, to consider the case. The Company opposed any further proceeding.

On December 21, 1999, the Court of Appeals denied the Friedenberg estate's petition to review the decision of the Court of Special Appeals.

         In June 1995, the Company filed a lawsuit against Jackson Morris, the lawyer who was in charge of drafting and advising it on the Share Exchange Agreement. Mr. Morris, who had been recommended to the Company by Dr. Robert Friedenberg and whose fees were paid by the Company, is alleged to have breached his fiduciary duty to the Company in several ways, including by later advising Dr. Friedenberg, individually, on how to rescind the Share Exchange Agreement as well as testifying for Dr. Friedenberg over the Company's objections and in violation of this obligations to the Company. Mr. Morris is also charged with negligence in drafting the Share Exchange Agreement. The Company's lawsuit demands damages in the amount of $1,000,000. Mr. Morris has counterclaimed as a party to the Share Exchange Agreement and seeks common shares. Whatever claim Mr. Morris has comes from the Friedenberg claim. No trial date has been set. The Company is vigorously contesting the Morris claim.

         In June 1999, an individual, Richard Davidson, filed suit in New York claiming that two placement memoranda dated respectively September 15, 1992 and February 5, 1993, obligated the Company to issue him 1,555,601 common shares of the Company. The claim is that he is entitled to the common shares in consideration of brokering the acquisitions subject to the Share Exchange Agreement with Dr. Robert Friedenberg. In addition, the individual is claiming a finder's fee of five percent of the funds raised by the September 1992 private placement. He alleges that a sum of one million dollars was raised. Finally, he claims that he is entitled to a consulting fee of $24,000. Management denies the claims and is vigorously contesting the suit. It is scheduled for a jury trial in the fourth calendar quarter of 2000.

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


PART II

         ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The table below sets forth the range of high and low sale prices for the fiscal years 1999 and 2000 on the Nasdaq SmallCap Market. As of July 12, 2000 there were approximately 4,000 holders of Common Shares.


         Fiscal Year Ending April 30, 2000            High          Low
         ---------------------------------            ----          ---

              Fourth Quarter                          $4.25         $1.31
              Third Quarter                           $2.50         $1.06
              Second Quarter                          $2.25         $1.25
              First Quarter                           $1.96         $1.25

         Fiscal Year Ending April 30, 1999            High          Low
         ---------------------------------            ----          ---

              Fourth Quarter                          $1.87         $1.75
              Third Quarter                           $2.87         $2.75
              Second Quarter                          $3.00         $2.62
              First Quarter                           $3.53         $3.31

         As of July 12, 2000 there were outstanding 18,045,548 Common Shares. The Company has not declared any dividends on the Common Shares and does not expect to do so in the foreseeable future.

         ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that except for the description of historical facts contained herein, this Form 10-KSB contains certain forward-looking statements that involve risks and uncertainties as detailed herein and from time to time in the Company's filings with the Securities and Exchange Commission and elsewhere. Such statements are based on Management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. These factors include, among others: (a) the Company's fluctuations in sales and operating results, risks associated with international operations and regulatory, competitive and contractual risks and product development; (b) the ability to achieve strategic initiatives, including but not limited to the ability to achieve sales growth across the business segments through a combination of enhanced sales force, new products, and customer service; and (c) acquisitions.

         RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED APRIL 30, 2000 (THE "2000 FISCAL YEAR") COMPARED TO THE FISCAL YEAR ENDED APRIL 30, 1999 (THE "1999 FISCAL YEAR")

         Net sales were $7,653,000 for the 2000 Fiscal Year as compared to $7,038,000 for the 1999 Fiscal Year, representing an increase of $615,000 or 8.7%. During the 2000 Fiscal Year, the Company continued its extensive program to market and distribute its primary product, the Rapid Drug Screen((TM)). The Company believes that sales from drug test kits will continue to grow steadily.

         Cost of goods sold for the 2000 Fiscal Year was $3,602,000 or 47.1% of net sales as compared to $3,356,000 or 47.7% of net sales for the 1999 Fiscal Year. Based on the extensive cost reduction program aimed specifically at its in-place production process undertaken by the Company and the commencement of its in-house manufacturing of drug test strips, the Company believes that it can continue to decrease the cost of goods sold as a percentage of net sales.

         Although net sales of drug test kits in the 2000 Fiscal Year increased 17.8% compared to the 1999 Fiscal Year, the 2000 Fiscal Year percentage increase in net sales was significantly less than the 226.4% increase in the 1999 Fiscal Year compared to the 1998 Fiscal Year. Management believes that the Company's net sales were significantly impacted by the production and sale of a "knock-off" product by a former supplier. Certain of the Company's former distributors also began selling the knock-off product in the 2000 Fiscal Year. The Company has filed a lawsuit against the former supplier and certain of the former distributors alleging patent infringement, trademark dilution and unfair competition. As of July 31, 2000, the Company has settled the claims against two former distributors and is in the final stages of settlement negotiations with a third former distributor. See "Item 3. Legal Proceedings". Management believes that as the Company successfully settles these lawsuits or the courts rule in favor of the Company following the trial of these lawsuits, the Company's net sales will significantly increase.

         While revenues increased 8.7% in the 2000 Fiscal Year, selling, general and administrative costs increased $183,000 or 3.6% to $5,223,000 for the 2000 Fiscal Year compared to $5,040,000 for the 1999 Fiscal Year.

The following table sets forth the percentage relationship of selling, general and administrative costs to net sales for both years:


                                                           2000           Percent           1999           Percent
                                                        Fiscal Year       of Sales       Fiscal Year      of Sales
                                                        -----------       --------       -----------      --------
        Sales salaries and commissions                    $1,033,000        13.5%          $1,047,000        14.9%
        Sales travel                                         439,000         5.7              496,000         7.0
        Consulting and other selling
         expenses                                            936,000        12.2              441,000         6.3
        Marketing and promotion                              265,000         3.5              883,000        12.5
        Investor relations costs                             225,000         3.0              138,000         2.0
        Legal fees                                           951,000        12.4              489,000         6.9
        Accounting fees                                       80,000         1.1               81,000         1.2
        Office salaries                                      667,000         8.7              507,000         7.2
        Payroll taxes and insurance                          174,000         2.3              187,000         2.7
        Telephone                                            139,000         1.8              100,000         1.4
        Insurance                                             49,000         0.6               43,000         0.6
        Bad debts                                             79,000         1.0               13,000         0.2
        Other administrative costs                           186,000         2.4              615,000         8.7
                                                         -----------       ------     -------------          ------
        Total selling, general and administrative         $5,223,000        68.2%          $5,040,000        71.6%
        costs


         Management believes that the amount of selling, general and administrative costs will increase as the Company continues to create the necessary infrastructure to meet the Company's worldwide drug test marketing and production goals. These costs will also increase as the Company increases its marketing efforts relating to over-the-counter sales of the Drug Detector and increases its direct selling efforts in connection with all of the Company's products. As a result of increasing sales, the Company expects selling, general and administrative costs to continue to decline as a percentage of net sales

         As a result of relocating its marketing department to New York, marketing and promotion costs (included in selling, general and administrative costs) decreased $618,000 or 8.1% of net sales to $265,000 for the 2000 Fiscal Year compared to $883,000 for the 1999 Fiscal Year.

         Legal fees for the 2000 Fiscal Year were $951,000 or 12.4% of net sales, an increase of $462,000 compared to legal fees of $489,000 or 6.9% of net sales for the 1999 Fiscal Year. This increase in legal fees is primarily due to the substantial legal fees incurred in connection with the lawsuits filed against a former supplier and certain former distributors in connection with the production and sale of a knock-off product. Management believes that the Company's successful prosecution of these lawsuits will result in a significant increase in the Company's sales revenue.

         During the 2000 Fiscal Year, the Company issued 300,000 Common Shares and granted options to purchase 297,250 Common Shares as compensation for consulting and professional services resulting in a non-cash compensation charge of $367,000 or 4.8% of net sales. The non-cash compensation charge incurred in the 1999 Fiscal Year was $91,000.

         Research and development expenses for the 2000 Fiscal Year were $799,000 compared to $336,000 for the 1999 Fiscal Year. This increase represents a continuation of the Company's efforts to develop improved methods to reduce the cost of manufacturing its drug test kits and to develop and produce the drug testing strip for TCA included in the Company's nine panel version of the Rapid Drug Screen.

         Net loss from operations increased to $(2,136,000) for the 2000 Fiscal Year compared to $(1,691,000) for the 1999 Fiscal Year.

         LIQUIDITY AND CAPITAL RESOURCES AS OF APRIL 30, 2000

         The Company had working capital of $2,016,000 at April 30, 2000 as compared to working capital of $2,387,000 at April 30, 1999. The Company has historically satisfied its working capital requirements principally through proceeds from private placements of equity securities with institutional investors. The Company has never paid any dividends on its Common Shares. The Company anticipates that all future earnings, if any, will be retained for use in the Company's business and it does not anticipate paying any cash dividends.

         Net cash used in operating activities was $846,000 for the 2000 Fiscal Year compared to net cash used in operating activities of $2,008,000 for the 1999 Fiscal Year. The net cash used in operating activities in the 2000 Fiscal Year was primarily due to the net loss of $2,136,000 offset by a reduction of inventory of $356,000, issuance of compensatory stock and stock options of $367,000 and an increase in accounts payable and accrued expenses of $535,000. The net cash used in operating activities in the 1999 Fiscal Year was primarily due to the net loss of $1,691,000 and increases in accounts receivable and inventory of $339,000 and $843,000 respectively, offset by an increase in accounts payable and accrued expenses of $663,000.

         Net cash provided by investing activities was $64,000 for the 2000 Fiscal Year compared to net cash used in investing activities of $1,092,000 for the 1999 Fiscal Year. The net cash provided from investing activities for the 2000 Fiscal Year was primarily due to sales and maturity of investments of $571,000 offset by a purchase of investments of $73,000, a $280,000 loan to BioSys, Inc. and purchases of plant, property and equipment of $145,000. The net cash used in investing activities in the 1999 Fiscal Year was primarily due to a purchase of investments of $1,812,000 offset by sales and maturities of investments of $969,000.

         Net cash provided by financing activities was $1,858,000 for the 2000 Fiscal Year compared to net cash used in financing activities of $8,000 for the 1999 Fiscal Year. The net cash provided by financing activities in the 2000 Fiscal Year was primarily due to the sale by the Company of 1,408,405 Common Shares for $2,000,000 in a private placement to Seaside Partners, LLC on April 28, 2000 offset by repayment of note payable to stockholder of $130,000.

         At April 30, 2000 the Company had cash and cash equivalents of $1,207,000.

         The Company's primary short-term needs are to increase its manufacturing and production capabilities, decrease current inventory levels and continue to support its research and development programs, finance its patent infringement litigation and to increase its direct sales force. The Company currently plans to expend approximately $100,000 for the expansion and development of its manufacturing facilities in addition to its marketing and general administrative programs.

         The Company expects its capital requirements to increase over the next several years as it expands its research and development efforts, sales and administration infrastructure, manufacturing capabilities and facilities and, if the required contingencies are resolved purchases the Kinderhook, New York facility. The Company's future liquidity and capital funding requirements will depend on numerous factors, including the extent to which the Company's products under development are successfully developed and gain market acceptance, the timing of regulatory actions regarding the Company's potential products, the costs and timing of expansion of sales, marketing and manufacturing activities, facilities expansion needs, procurement and enforcement of patents important to the Company's business, results of clinical investigations and competition.

         The Company believes that its available cash and cash from operations will be sufficient to satisfy its funding needs through April 30, 2001. Thereafter, if cash generated from operations is insufficient to satisfy the Company's working capital and capital expenditure requirements, the Company may be required to sell additional equity or debt securities or obtain additional credit facilities. There can be no assurance that such financing, if required, will be available on satisfactory terms, if at all.


         ITEM 7. FINANCIAL STATEMENTS.

         The Company's Financial Statements are set forth beginning on page F-1.

         ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

PART III

         ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Directors, Executive Officers, and Senior Officers

         The following sets forth the names of the Company's directors, executive officers, and senior officers. Directors of the Company are elected annually by the shareholders and the officers are appointed annually by the Board of Directors. Karen Russo resigned from the Board of Directors in April 2000 due to schedule conflicts and John Murray, the Company's CFO, resigned from the Board of Directors in May 2000 in an effort to increase the number of independent directors. Robert Aromando and Denis O'Donnell, M.D. were appointed by the Board to fill those vacancies.

Name                                    Age        Position                                          Since
----                                    ---        --------                                          -----
Stan Cipkowski                          52         Chairman of the Board of Directors, President     1986
                                                   and Chief Executive Officer
Edmund Jaskiewicz                       77         Secretary                                         1992
Jay Bendis                              53         Vice President-Sales and Marketing,  Director     1995
John F. Murray                          56         Chief Financial Officer                           1997
Douglas Casterlin                       53         Vice President-Operations                         1997
Robert Aromando                         44         Director                                          2000
Gerald Moore                            62         Director                                          1999
Denis O'Donnell, M.D.                   46         Director                                          2000
Henry J. Wells, Ph.D.                   68         Vice President-Scientific Development             1995
Martin Gould                            49         Vice President-Technology                         1998


         Stan Cipkowski founded the predecessor of the Company in 1982 and has been an executive officer and director of the Company since its incorporation in April 1986. From 1982 to 1986, he was sole proprietor of American Micro Media, the predecessor, which was acquired by the Company. In addition, from 1983 to 1987, Mr. Cipkowski was a general partner of Florida Micro Media, a Fort Lauderdale-based marketer of educational software and was a principal shareholder and Chief Financial Officer of Southeast Communications Group, Inc., a publisher of direct response media. In 1982, he was a consultant to Dialogue Systems, Inc., a New York-based developer of training and communications materials, where he served as Vice-President of Sales and Marketing. From 1977 to 1982, he was employed by Prentice-Hall Publishing

Company, reaching the position of National Sales Manager. Prior to 1977 he was employed as an accountant for the New Seabury Corporation and as Mid-West Area Manager for the Howard Johnson Company.

         Edmund Jaskiewicz is a lawyer-engineer. He has practiced international patent and corporate law as a sole practitioner since 1963 and served as Chairman of the Board of Directors from 1992 until 1999. He currently serves as Secretary of the Company. From 1953 to 1963, Mr. Jaskiewicz was associated with Toulmin and Toulmin, Attorneys-at-Law, Washington, D.C. From 1960 to 1962, he resided in Frankfurt, Germany managing that firm's local office. From 1952 to 1953 he was with the Patent Section of the Bureau of Ordinance of the Department of the Navy working on patent infringement and licensing matters. He received his J.D. in 1952 from George Washington University Law School and his B.S. in Engineering from the University of Connecticut in 1947.

         Jay Bendis was an independent consultant to biomedical companies from 1990 until 1995, specializing in commercializing new concept products in both domestic and international markets. From 1990 to 1992, he was a principal and served as Vice-President of Sales and Marketing for Scientific Imaging Instruments. From 1985 to 1990, Mr. Bendis served as National Sales Manager of the XANAR Laser Corp., a division of Johnson & Johnson, where he directed its national sales force and developed its marketing strategy for integrating high power lasers into the hospital market. From 1979 to 1984, he was the Eastern Area Sales and Marketing Manager for the IVAC Corp., a division of Eli Lilly. Prior to 1979, Mr. Bendis held sales management positions with Xerox Corporation and A.M. International. Mr. Bendis earned his B.A. in Marketing/Management from Kent State University and is currently a member of the Edison BioTechnology Center Advisory Council for the State of Ohio.

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

         Douglas Casterlin was General Manager of Coarc, Inc., the Company's product assembling, packaging and shipping contractor, from 1979 to 1997. In that capacity, he developed a contract manufacturing business involving plastic injection molding and clean room assembly and packaging of FDA - regulated medical products. He also negotiated a joint venture with a major German healthcare product manufacture to establish its United States operations and established a professional-format videocassette re-manufacturing business serving the television broadcast industry. Mr. Casterlin was Workshop Director, Putnam Industries, Inc., from 1976 to 1979 and Production Manager, from 1973 to 1976, of Occupatics, Inc. From 1966 to 1970, Mr. Casterlin served as an Air Force Intelligence Officer and was honorably discharged as Sergeant. He studied Engineering at Lehigh University from 1965 to 1966 and received his B.A. degree in Psychology in 1973 from the State University of New York at New Paltz.

         Robert Aromando is currently the Director of Global Marketing of Covance, Inc., a global clinical research organization. He has over 20 years experience in sales and marketing. Aromando was Director of Global Marketing of Roche Diagnostics from 1992 until 1999. In this capacity, he had the responsibility for the business development and marketing for Roche Diagnostics' global on-site drugs of abuse business. From 1988 until 1992 he was Product Manager for American Home Products where he organized a new infectious disease business unit. From 1984 to 1988, he was Director of Sales and Marketing at Diagnostic Technology Inc. where he reorganized the hematology sales and marketing department. From 1978 to 1984, he was a Regional Sales Manager for Litton Bionetics, responsible for a field sales district.

         Gerald Moore currently serves as President and CEO of Med-Ox Diagnostics of Canada and BioSys, Inc. Mr. Moore was President of UNIPATH (North America) from 1990 to 1998 when he reached parent-company Unilever's mandatory retirement age. Brooke Bond, Inc took a majority equity position in MED-OX in 1978 and renamed it Oxoid. In 1980, Mr. Moore opened Oxoid US in Columbus, Maryland and was appointed President and Chief Executive Officer of both Oxoid CANADA and Oxoid USA. Unilever acquired all of Oxoid International's holdings and subsidiaries in 1984 and changed its name to UNIPATH in 1990. Mr. Moore is a member of the Board of Directors of the Canadian Assoc. of Clinical Microbiology and Infectious Diseases (CACMID); a Director of the Canadian Clinical Standards Organization, serves on the National Committee for Clinical Laboratory Standards (NCCLS), a member of the NCCLS Committee for Antimicrobial Susceptibility testing and Veterinary Diagnostics, is an advisor to the NCCLS Committee on Culture Media, is a liaison to the Board of Exhibitors of the Interscience Conference on Antimicrobial Agents and Chemotherapy (ICAAC) of the American Society of Microbiology. Mr. Moore received his degree in chemistry and mathematics from Strathclyde University in Glascow, Scotland in 1961.

         Denis O'Donnell, M.D. is currently a Managing Director of Seaside Partners, L.P., the firm which purchased $2,000,000 of Common Shares in a private placement on April 28, 2000. Since 1986, Dr. O'Donnell has been a Clinical Instructor of Health Science at Northeastern University. From 1984 to 1985 he was a Resident in Surgery at Tufts New England Medical Center. From 1986 to 1991 he served a Director of the Clinical Research Center of Medical and Technical Research Associates, Inc. From 1991 through 1995 he was Vice President of IGI, Inc. From 1995 until 1997 he was President of Novavax, Inc., a company in which he still holds the seat of Chairman of the Board. In addition to the Novavax, Inc. board seat, Dr. O'Donnell is currently a director of ELXSI Corporation (NASDAQ:ELXS), Columbia Laboratories, Inc. (AMEX:COB), Ampersand Medical Corporation (NASDAQ:AMPM), and is also a member of the Associates of Clinical Pharmacology Scientific Advisory Board. He has written and contributed to numerous medical manuscripts, abstracts, and papers. Dr. O'Donnell graduated from Harvard University (A.B./Biology) and from AUC Medical School (M.D.).

         Henry Wells, Ph.D. has served since 1990 as a contract chemist with the title of Vice-President-Science and Technology for New Horizons Diagnostics, Inc. where he adapts immuno-chemical technologies for detection of infectious diseases. From 1989 to 1990, he was director of production for Espro, Inc., a producer of in-vivo pesticides. From 1985 to 1989, Dr. Wells was Vice-President-Science and Technology for Keystone Diagnostics, Inc. From 1984 to 1985, he was Director of Research and Development for Hill-Wells Research Corporation, a developer of diagnostics products. From 1981 to 1984, he was Vice-President-Research and Development of Hematec Corporation. From 1979 to 1981, Dr. Wells was Director of Biochemistry for Helena Laboratories. From 1973 to 1979, he was Manager of Chemical Chemistry at Smith Kline Diagnostics. Dr. Wells earned his Ph.D. in Biochemistry from the University of Pittsburgh, his M.A. from University of Pennsylvania and his B.S. in Chemistry from the University of Pittsburgh.

         Martin Gould is a biomedical scientist with more than 24 years of experience in the diagnostic and chemical fields. He has an extensive background in research and development, manufacturing, quality control/assurance, as well as business development, sales and marketing. His experience is in the areas of clinical chemistry, serology, immunology, hematology, dyes and stains, chromatography, reagent chemical and food diagnostics, specifically rapid microbiological testing. From 1973 to 1987, Mr. Gould worked for E. Merck, Inc. in various positions of increasing responsibilities within the product management, research and development, and quality assurance/control departments. In 1987, he founded Ampcor Diagnostics, Inc. which he grew until 1994 when it was acquired by Neogen Corp. (NASDAQ:NEOG). Mr. Gould continued to serve as Vice President and General Manager of Neogen Corp. until 1997. Mr. Gould was an independent consultant after leaving Neogen Corp. in 1997 until joining the Company in 1998. Mr. Gould is an accomplished researcher with numerous publications in a variety of fields, including rapid immunoassay tests to detect food pathogens such as e-coli, salmonella, listeria, shigella, and campylobacter. He has a master's in biomedical science and engineering and a bachelor's in animal science/chemistry. Mr. Gould established a patent in composition for stabilization of diagnostics reagents, three separate patents for immunoassay diagnostics kits, as well as a patent concerning a growth media that resuscitates injured bacteria, such as salmonella, that was recently issued.

         ITEM 10. EXECUTIVE COMPENSATION

         See Proxy Statement for the Annual Meeting of Shareholders for Fiscal Year 2001.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of July 12, 2000, the number and percentage of shares of the common stock of the Company owned of record and beneficially by each executive officer and director of the Company and by any other person owning more than 5% of the outstanding Common Shares and by all executive officers and directors as a group.

                                                                 Number of
Beneficial Owner                                               Common Shares            Percent of Total
----------------                                               -------------            ----------------
Stan Cipkowski                                                  2,693,000  (1)                  14.6%
122 Smith Road
Kinderhook, New York 12106

Edmund Jaskiewicz                                               2,148,155  (2)                  11.8%
1730 M Street, NW
Washington, DC  20036

Jay Bendis                                                        774,999  (3)                   4.2%

John F. Murray                                                    221,666  (4)                   1.2%

Douglas Casterlin                                                 289,500  (5)                   1.6%

Robert Aromando                                                         0                        *

Gerald Moore                                                       20,000  (6)                   *

Denis O'Donnell, M.D.                                                   0  (7)                   *

Seaside Partners, L.P.                                          1,408,450                        7.8%
623 Ocean Avenue
Sea Girt, NJ 08750

Directors  and  executive  officers  as a  group  (8
persons)                                                        6,147,320  (8)                  32.0%

-------------------------------------
*        Less than one percent (1%).

(1) Includes 363,500 Common Shares subject to stock options exercisable within 60 days of July 12, 2000.
(2) Includes 161,500 Common Shares subject to stock options exercisable within 60 days of July 12, 2000.
(3) Includes 219,000 Common Shares subject to stock options exercisable within 60 days of July 12, 2000.
(4) Includes 221,666 Common Shares subject to stock options exercisable within 60 days of July 12, 2000.
(5) Includes 175,000 Common Shares subject to stock options exercisable within 60 days of July 12, 2000.
(6) Includes 20,000 Common Shares subject to stock options exercisable within 60 days of July 12, 2000.
(7) Dr. O'Donnell may be deemed to indirectly beneficially own 1,408,450 Common Shares because he is a member of Seaside Advisors, LLC which is the general partner of Seaside Partners, L.P. Dr. O'Donnell specifically disclaims beneficial ownership of these securities.
(8) Includes an aggregate of 1,160,666 Common Shares subject to stock options exercisable within 60 days of July 12, 2000. Does not include the 1,408,450 Common Shares beneficially owned by Seaside Partners, L.P. which Dr. O'Donnell may be deemed to indirectly beneficially own.

         ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         See Proxy Statement for the Annual Meeting of Shareholders for Fiscal Year 2001.

         ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  See Exhibit Index on page E-1, incorporated herein by reference.

         (b)      Reports on Form 8-K

                  There were no reports on Form 8-K during the fourth quarter of Fiscal Year 2000.

SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           AMERICAN BIO MEDICA CORPORATION


                                           By /s/ Stan Cipkowski
                                             ----------------------------------
                                             Stan Cipkowski, Chairman of the
                                             Board of Directors, President and
                                             Chief Executive Officer

Date:  August 9, 2000


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 9, 2000:


/s/ Stan Cipkowski                      Chairman of the Board of Directors,
-------------------------------         President and Chief Executive Officer
Stan Cipkowski


/s/ Edmund Jaskiewicz                   Director
-------------------------------
Edmund Jaskiewicz


/s/ Jay Bendis                          Director
-------------------------------
Jay Bendis


/s/ Gerald Moore                        Director
-------------------------------
Gerald Moore


/s/ Robert Aromando                     Director
-------------------------------
Robert Aromando


/s/ Denis O'Donnell, M.D.               Director
-------------------------------
Denis O'Donnell, M.D.


/s/ John F. Murray                      Chief Financial Officer
-------------------------------         (Principal Financial Officer)
John F. Murray

                         AMERICAN BIO MEDICA CORPORATION

                              FINANCIAL STATEMENTS

                                 APRIL 30, 2000

AMERICAN BIO MEDICA CORPORATION


CONTENTS
                                                                                                                       PAGE
                                                                                                                       ----
FINANCIAL STATEMENTS

   Independent auditors' report                                                                                        F-2

   Balance sheet as of April 30, 2000                                                                                  F-3

   Statements of operations for the years ended April 30, 2000 and 1999                                                F-4

   Statements of changes in stockholders' equity for the years ended April 30, 2000 and 1999                           F-5

   Statements of cash flows for the years ended April 30, 2000 and 1999                                                F-6

   Notes to financial statements                                                                                       F-7

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of American Bio Medica Corporation
Kinderhook, New York


We have audited the accompanying balance sheet of American Bio Medica Corporation as of April 30, 2000 and the related statements of operations, changes in stockholders' equity and cash flows for each of the years in the two-year period ended April 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of American Bio Medica Corporation as of April 30, 2000 and the results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2000, in conformity with generally accepted accounting principles.



Richard A. Eisner & Company, LLP

New York, New York
June 9, 2000

With respect to the last paragraph of Note G, July 20, 2000

With respect to the first and third paragraphs of Note K[4](d), July 24, 2000

With respect to the last paragraph of Note E, August 2, 2000

AMERICAN BIO MEDICA CORPORATION

BALANCE SHEET
APRIL 30, 2000

ASSETS
Current assets:
   Cash and cash equivalents                                                                 $  1,207,000
   Investments                                                                                     74,000
   Accounts receivable - net of allowance for doubtful accounts of $81,000                      1,150,000
   Inventory                                                                                    1,332,000
   Prepaid expenses and other current assets                                                       46,000
                                                                                             ------------

      Total current assets                                                                      3,809,000

Property, plant and equipment, net                                                                388,000
Due from director/stockholder                                                                     335,000
Restricted cash                                                                                   112,000
Other assets                                                                                      114,000
Loan receivable - BioSys, Inc.                                                                    280,000
                                                                                             ------------

                                                                                             $  5,038,000
                                                                                             ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                                     $  1,655,000
   Note payable - stockholder                                                                     125,000
   Current portion of capital lease obligations                                                    13,000
                                                                                             ------------

      Total current liabilities                                                                 1,793,000

Long-term portion of capital lease obligations                                                     34,000
                                                                                             ------------

      Total liabilities                                                                         1,827,000
                                                                                             ------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock; par value $.01 per share; 5,000,000 shares authorized, none issued and outstanding
   Common stock; par value $.01 per share; 30,000,000 shares authorized; 18,045,548 shares
      issued and outstanding                                                                      180,000
   Additional paid-in capital                                                                  15,210,000
   Subscription receivable                                                                         (5,000)
   Unearned portion of compensatory options                                                      (454,000)
   Unrealized loss on investments available for sale                                              (77,000)
   Accumulated deficit                                                                        (11,643,000)
                                                                                             ------------

                                                                                                3,211,000
                                                                                             ------------

                                                                                             $  5,038,000
                                                                                             ============


See notes to financial statements

AMERICAN BIO MEDICA CORPORATION

STATEMENTS OF OPERATIONS

                                                                                  YEAR ENDED APRIL 30,
                                                                              -----------------------------
                                                                                  2000            1999
                                                                              -----------------------------
Net sales                                                                     $  7,653,000    $  7,038,000
Cost of goods sold                                                               3,602,000       3,356,000
                                                                              ------------    ------------

Gross profit                                                                     4,051,000       3,682,000
                                                                              ------------    ------------

Operating expenses:
   Selling, general and administrative (including equity related charges of
      $367,000 in 2000 and $91,000 in 1999)                                      5,223,000       5,040,000
   Depreciation and amortization                                                   106,000          25,000
   Research and development                                                        799,000         336,000
                                                                              ------------    ------------

                                                                                 6,128,000       5,401,000
                                                                              ------------    ------------
Operating loss                                                                  (2,077,000)     (1,719,000)
                                                                              ------------    ------------

Other income (loss):
   Loss on sale of marketable securities                                          (122,000)        (68,000)
   Interest income                                                                  84,000         103,000
   Interest expense                                                                (21,000)         (7,000)
                                                                              ------------    ------------

                                                                                   (59,000)         28,000
                                                                              ------------    ------------

NET LOSS                                                                        (2,136,000)     (1,691,000)

Adjustments:
   Preferred stock beneficial conversion feature                                   (57,000)       (123,000)
   Preferred stock dividends (including late penalty in 1999)                      (82,000)       (391,000)
                                                                              ------------    ------------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                                  $ (2,275,000)   $ (2,205,000)
                                                                              ============    ============

BASIC AND DILUTED LOSS PER COMMON SHARE                                       $       (.15)   $       (.15)
                                                                              ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED               15,480,790      14,557,000
                                                                              ============    ============


See notes to financial statements

AMERICAN BIO MEDICA CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                        PREFERRED          COMMON STOCK             ADDITIONAL
                                                          STOCK         -----------------------      PAID-IN        SUBSCRIPTION
                                                          SHARES         SHARES         AMOUNT       CAPITAL         RECEIVABLE
                                                       -------------    -----------------------   --------------    -------------
BALANCE - APRIL 30, 1998                                   2,500        14,282,989     $143,000     $12,102,000      $ (9,000)
Proceeds from exercise of options                                            2,000                        6,000
Preferred "D" shares converted to common shares           (1,093)          588,032        6,000          (6,000)
Dividend paid to holders of Preferred "D" shares:
   Preferred shares                                          129                                        128,000
   Cash
   Common shares                                                             2,169                        5,000
Settlement of registration rights agreement
Value assigned to compensatory stock options                                                             91,000
Amortization of compensatory stock options
Net loss
Other comprehensive loss:
   Unrealized loss on securities available for sale

Comprehensive loss
                                                    ------------      ------------      --------    -----------      --------

BALANCE - APRIL 30, 1999                                   1,536        14,875,190      149,000      12,326,000        (9,000)
Preferred "D" shares converted to common shares           (1,647)        1,445,759       14,000         (14,000)
Dividends paid to holders of Preferred "D" shares:
   Preferred shares                                          111                                        112,000
   Cash
Fair value of compensatory stock options                                                                 83,000
Common shares issued in a private
   placement                                                             1,408,450       14,000       1,986,000
Exercise of common stock options                                            17,649
Common stock and common stock options issued
   to consultants, net of amortization                                     300,000        3,000         721,000
Cancellation of common stock                                                (1,500)                      (4,000)        4,000
Amortization of compensatory stock options
Net loss
Other comprehensive loss:
   Unrealized loss on securities available for sale

Comprehensive loss
                                                    ------------      ------------     --------     -----------      --------
BALANCE - APRIL 30, 2000                                       0        18,045,548     $180,000     $15,210,000      $ (5,000)
                                                    ============      ============     ========     ===========      ========


                                                                                          ACCUMULATED
                                                                                           OTHER
                                                    COMPREHENSIVE        UNEARNED      COMPREHENSIVE    ACCUMULATED
                                                        LOSS           COMPENSATION        LOSS           DEFICIT         TOTAL
                                                    -------------     --------------   -------------   -------------    -----------
BALANCE - APRIL 30, 1998                                               $  (24,000)                     $ (7,342,000)    $ 4,870,000
Proceeds from exercise of options                                                                                             6,000
Preferred "D" shares converted to common shares                                                                                   0
Dividend paid to holders of Preferred "D" shares:
   Preferred shares                                                                                        (158,000)        (30,000)
   Cash                                                                                                      (3,000)         (3,000)
   Common shares                                                                                             (5,000)              0
Settlement of registration rights agreement                                                                (225,000)       (225,000)
Value assigned to compensatory stock options                                                                                 91,000
Amortization of compensatory stock options                                 11,000                                            11,000
Net loss                                             $(1,691,000)                                        (1,691,000)     (1,691,000)
Other comprehensive loss:
   Unrealized loss on securities
    available for sale                                   (56,000)                      $ (56,000)                           (56,000)
                                                     -----------
Comprehensive loss                                   $(1,747,000)
                                                     ===========       ----------      ---------        -----------      ----------
BALANCE - APRIL 30, 1999                                                  (13,000)       (56,000)        (9,424,000)      2,973,000
Preferred "D" shares converted to common shares                                                                                   0
Dividends paid to holders of Preferred "D" shares:
   Preferred shares                                                                                         (82,000)         30,000
   Cash                                                                                                      (1,000)         (1,000)
Fair value of compensatory stock options                                                                                     83,000
Common shares issued in a private
   placement                                                                                                              2,000,000
Exercise of common stock options                                                                                                  0
Common stock and common stock options issued
   to consultants, net of amortization                                   (452,000)                                          272,000
Cancellation of common stock                                                                                                      0
Amortization of compensatory stock options                                 11,000                                            11,000
Net loss                                             $(2,136,000)                                        (2,136,000)     (2,136,000)
Other comprehensive loss:
   Unrealized loss on securities available for sale      (21,000)                        (21,000)                           (21,000)
                                                     -----------
Comprehensive loss                                   $(2,157,000)
                                                     ===========       ----------      ---------       ------------     -----------
BALANCE - APRIL 30, 2000                                               $ (454,000)     $ (77,000)      $(11,643,000)    $ 3,211,000
                                                                       ==========      =========       ============     ===========


See notes to financial statements

AMERICAN BIO MEDICA CORPORATION

STATEMENTS OF CASH FLOWS


                                                                                                    YEAR ENDED APRIL 30,
                                                                                              ---------------------------------
                                                                                                  2000              1999
                                                                                              ---------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                                   $   (2,136,000)  $   (1,691,000)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Amortization and depreciation                                                                  106,000           78,000
      Loss on disposal of property                                                                                      7,000
      Allowance for note receivable, net                                                             105,000
      Provision for bad debts                                                                         11,000           30,000
      Issuance of compensatory stock and stock options                                               367,000          102,000
      Accrued interest                                                                               (23,000)         (16,000)
      Loss on sale of marketable securities                                                           14,000           68,000
      Changes in:
        Accounts receivable                                                                         (197,000)        (339,000)
        Inventory                                                                                    356,000         (843,000)
        Prepaid expenses and other current assets                                                     51,000          (73,000)
        Other assets                                                                                 (35,000)           6,000
        Accounts payable and accrued expenses                                                        535,000          663,000
                                                                                              --------------   --------------

           Net cash used in operating activities                                                    (846,000)      (2,008,000)
                                                                                              --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment                                                        (145,000)        (220,000)
   Purchase of investments                                                                           (73,000)      (1,812,000)
   Sales and maturity of investments                                                                 571,000          969,000
   Collections on note receivable                                                                     23,000
   Loan to BioSys, Inc.                                                                             (280,000)
   Loans to director/stockholder                                                                     (32,000)         (29,000)
                                                                                              --------------   --------------

           Net cash provided by (used in) investing activities                                        64,000       (1,092,000)
                                                                                              --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of capital lease obligations                                                            (11,000)         (11,000)
   Proceeds from private placement                                                                 2,000,000
   Proceeds from exercise of options                                                                                    6,000
   Cash dividends paid                                                                                (1,000)          (3,000)
   Repayment of note payable to stockholder                                                         (130,000)
                                                                                              --------------   --------------

           Net cash provided by (used in) financing activities                                     1,858,000           (8,000)
                                                                                              --------------   --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                               1,076,000       (3,108,000)
Cash and cash equivalents - beginning of year                                                        131,000        3,239,000
                                                                                              --------------   --------------

CASH AND CASH EQUIVALENTS - END OF YEAR                                                       $    1,207,000   $      131,000
                                                                                              ==============   ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the year for:
      Interest                                                                                $        8,000   $        8,000
      Income taxes                                                                                             $        6,000

NONCASH ACTIVITIES:
   Common stock issued in connection with stock dividends to holders of
      preferred stock                                                                         $      111,000   $      133,000
   Dividend accrued not yet paid                                                                               $       30,000
   Acquisition of property under capital leases                                                                $       69,000
   Settlement of registration rights agreement                                                                 $      225,000
   Sale of book business and related assets for a note receivable                             $      205,000
   Cancellation of common stock                                                               $        4,000
   Preferred stock converted to common stock                                                  $    1,647,000   $    1,093,000




See notes to financial statements

AMERICAN BIO MEDICA CORPORATION

NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2000


NOTE A - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

American Bio Medica Corporation (the "Company") was formed under the laws of the state of New York on April 10, 1986 and is in the business of manufacturing, developing and marketing biomedical technologies and products. The Company currently owns two technologies for screening drugs of abuse, a workplace screening test and a preliminary test for use by laboratories. The Company was involved in marketing educational books and software to schools and municipal libraries and audio-visual educational packages to corporations throughout the United States, which constitute less than 10% of net sales. (See Note F).

During the year ended April 30, 2000 the Company sustained a net loss of $2,136,000 and had net cash outflows from operating activities of $846,000. The Company has taken a number of steps to improve its financial prospects including entering into national and international distribution agreements with a number of distributors, completed an in-house strip manufacturing program to reduce costs and other measures to enhance profit margins. In addition, on April 28, 2000 the Company raised $2,000,000 pursuant to a common stock purchase agreement (see Note J[2]).

[1]    CASH EQUIVALENTS:

       The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

[2]    INVENTORY:

       Inventory is stated at the lower of cost or market; cost is determined by the first-in-first-out method.

[3]    INCOME TAXES:

       The Company accounts for income taxes in accordance with Statements of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted laws and tax rates that will be in effect when the differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits which are not expected to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

[4]    DEPRECIATION AND AMORTIZATION:

       Property, equipment and capitalized lease assets are depreciated on the straight-line method over their estimated useful lives. Leasehold improvements are amortized by the straight-line method over the shorter of their estimated useful lives or the term of the lease.

[5]    REVENUE RECOGNITION:

       The Company recognizes revenue when products are shipped or services are rendered.

[6]    RESEARCH AND DEVELOPMENT:

       Research and development costs are charged to operations when incurred.

[7]    LOSS PER COMMON SHARE:

       Basic loss per share is calculated by dividing net loss by the weighted average number of outstanding common shares during the period. No effect has been given to potential issuances of common stock including outstanding options and warrants in the diluted computation as their effect would be antidilutive.

AMERICAN BIO MEDICA CORPORATION

NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2000


NOTE A - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[7]    LOSS PER COMMON SHARE:  (CONTINUED)

       When preferred stock is convertible to common stock at a conversion rate that is the lower of a rate fixed at issuance or a fixed discount from the common stock market price at the time of conversion, the discounted amount is an assured incremental yield. This "beneficial conversion feature", to the preferred stockholders is accounted for as an embedded dividend to preferred shareholders. As such, the loss per common share was adjusted for this feature.

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

[9]    IMPAIRMENT OF LONG-LIVED ASSETS:

       The Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of " during the year ended April 30, 1999. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable assets, and goodwill related to those assets. There was no effect of the adoption of SFAS No. 121 on the financial statements.

[10]   FINANCIAL INSTRUMENTS:

       The carrying amounts of cash and cash equivalents, accounts receivable - net, due from director/stockholder, loan receivable - BioSys, Inc., accounts payable and accrued expenses and note payable approximate their fair value based on the nature of those items.

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

[11]   ACCOUNTING FOR STOCK-BASED COMPENSATION:

       The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations. In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which establishes a fair value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative under SFAS No. 123, which requires disclosure of the pro forma effects on net loss and net loss per share as if stock-based employee compensation was measured under SFAS No. 123, as well as certain other information. The Company accounts for stock-based compensation to nonemployees using the fair value method in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) 96-18. The Company has recognized deferred stock compensation related to certain stock option grants (see Note J).

AMERICAN BIO MEDICA CORPORATION

NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2000


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

       The Company maintains certain cash balances at a financial institution that is federally insured and at times the Company's balance have exceeded federally insured limits.

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

[14]   RECLASSIFICATIONS:

       Certain items have been reclassified to conform with the current year presentation.


NOTE B - INVESTMENTS AND RESTRICTED CASH

The Company's investments are classified as available-for-sale and are carried at fair value with the unrealized gains and losses included in stockholders' equity. Investments at April 30, 2000 consist of the following:


                                                                                   FAIR        UNREALIZED
                                                                   COST            VALUE          LOSS
                                                              ---------------  ------------    ----------
       Certificates of deposit - maturity
          less than one year                                  $        32,000  $     32,000
       Marketable equity securities - common stock                    119,000        42,000    $(77,000)
                                                              ---------------  ------------    --------

                                                              $       151,000  $     74,000    $(77,000)
                                                              ===============  ============    ========

       Certificate of deposit - restricted (Note K[5])        $       112,000  $    112,000
                                                              ===============  ============

During the year ended April 30, 1999, the Company used equity instruments as collateral for certain borrowings under a margin account, which were repaid.


NOTE C - INVENTORY

Inventory is comprised of the following:

       Drug screening tests:
          Raw materials                                       $     713,000
          Work in process                                           397,000
          Finished goods                                            222,000
                                                              -------------

       Total                                                  $   1,332,000
                                                              =============

AMERICAN BIO MEDICA CORPORATION

NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2000


NOTE D - PLANT AND EQUIPMENT

Plant and equipment, at cost, are as follows:

     Office equipment, including $46,000 under capital leases $ 246,000 Manufacturing and warehouse equipment, including $23,000
        under capital lease                                            365,000
                                                                  ------------

                                                                       611,000
     Less accumulated depreciation                                     223,000
                                                                  ------------

                                                                  $    388,000
                                                                  ============


NOTE E - LOAN RECEIVABLE - BIOSYS, INC.

BioSys, Inc. is a development stage company focusing on developing, manufacturing, marketing and selling proprietary new products for the industrial microbiology testing market. BioSys, Inc. has developed patented methodologies, a computerized instrument and disposable vials for accurate rapid microbiological testing.

The Company advanced $280,000 to BioSys, Inc., (the President of BioSys is a director of the Company). The loan is convertible into common stock of BioSys, Inc. based on the percentage of funds provided by the Company compared to the total amount of capital obtained by BioSys, Inc. within a two-year period commencing July 14, 1999, limited to a maximum of 20% in exchange for an aggregate contribution of $400,000. The agreement provides for the Company to select two individuals to serve on the board of directors of BioSys, Inc.

During May 2000, the Company advanced an additional $100,000 pursuant to the aforementioned terms.

In August 2000, BioSys, Inc. began to more fully exploit its technology and will display its testing equipment at trade shows and otherwise commercialize its products.


NOTE F - OTHER ASSETS

On September 1, 1999, the Company sold its book sales business including all inventories and accounts receivable (see Note A) to an entity in exchange for a $250,000 five year secured promissory note. During the year ended April 30, 2000, the Company repossessed certain assets, upon the default of the note and collected $23,000 through April 30, 2000. In addition, the Company recorded an allowance of $150,000 and is carrying the repossessed assets at its estimated realizable value of $77,000.


NOTE G - DUE FROM DIRECTORY/STOCKHOLDER

At April 30, 2000, the Company has a note receivable from an director/stockholder for $335,000. The note bears interest at 11.5% per annum and is payable on demand.

During the years ended April 30, 2000 and 1999, the Company advanced $32,000 and $29,000, respectively to the director/stockholder. Interest income in connection with the note receivable for the years ended April 30, 2000 and 1999 was $23,000 and $16,000, respectively.

During May 2000, the Company advanced an additional $80,000 to this director/stockholder pursuant to the same terms, as stated above.

The Company's Board of Directors is currently evaluating forms of repayments of the director/stockholder's loan. The forms of repayment may include cash or noncash assets in the form of Company common shares owned by the director/ stockholder. The director/stockholder has agreed to provide 1,500,000 common shares as collateral for the loan.

AMERICAN BIO MEDICA CORPORATION

NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2000


NOTE H - CAPITAL LEASE OBLIGATIONS

The Company leases certain equipment under a capital lease. As of April 30, 2000, minimum future lease payments on the capital leases are as follows:

           YEAR ENDING
            APRIL 30,
           -----------

             2001                                             $    19,000
             2002                                                  19,000
             2003                                                  19,000
             2004                                                   1,000
                                                              -----------

       Total future minimum loan payments                          58,000
       Less amount representing interest                          (11,000)
                                                              -----------

       Present value of minimum lease payments                     47,000
       Less current portion of capital lease payments             (13,000)
                                                              -----------

       Long-term portion of capital lease obligations         $    34,000
                                                              ===========


NOTE I - INCOME TAXES

At April 30, 2000, the Company has approximately $8,500,000 of net operating loss carryforwards expiring through 2019.

At April 30, 2000, the Company has a deferred tax asset of approximately $3,500,000 representing the benefits of its net operating loss carryforward and certain expenses not currently deductible. The Company's deferred tax asset has been fully reserved by a valuation allowance since realization of its benefit is uncertain. The difference between the statutory tax rate of 34% and the Company's effective tax rate of 0% is substantially due to the increase in the valuation allowance of $900,000 and $716,000 for the years ended April 30, 2000 and 1999, respectively. The Company's ability to utilize its net operating loss carryforwards may be subject to an annual limitation in future periods pursuant to Section 382 of the Internal Revenue Code of 1986, as amended.


NOTE J - STOCKHOLDERS' EQUITY

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

AMERICAN BIO MEDICA CORPORATION

NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2000


NOTE J - STOCKHOLDERS' EQUITY  (CONTINUED)

[1]    PREFERRED STOCK:  (CONTINUED)

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

       Pursuant to a Registration Rights Agreement dated April 24, 1998 (the "Registration Rights Agreement"), the Company agreed to register the resale of the Company's common stock issuable upon conversion of the Company's Series D Preferred Stock and upon exercise of certain stock purchase warrants. Pursuant to the Registration Rights Agreement, if a registration statement covering the resale of such shares of Common Stock was not declared effective by July 23, 1998 or once declared effective sales could not be made thereunder for any reason (a "Registration Statement Deficiency"), the Company agreed to pay a late registration penalty. The Registration Statement filed by the Company was not declared effective until March 17, 1999, resulting in a penalty. In the fourth quarter of fiscal 1999, the Series D preferred stockholders (the "holders") communicated to the Company that they were willing to accept $250,000 in cash in settlement of the penalty. On May 28, 1999, the Company entered into a definitive Agreement as of April 30, 1999 (the "1999 Agreement") to settle all claims against the Company, including the late registration penalty and certain other claims under the Securities Purchase Agreement dated April 24, 1998. Pursuant to the 1999 Agreement, the Company gave as consideration $225,000 on June 1, 1999 ($100,000 in cash and a one-year promissory note in the principal amount of $125,000 accruing interest at the rate of 14% annually), which was subsequently repaid.

       The preferred dividend payable of $30,000 at April 30, 1999 was paid through the issuance of 29 Series D Preferred Shares and $1,000 in cash.

       On January 27, 2000, the Company entered into an agreement with the holders of The Series D Preferred shares to convert all of their outstanding Series D Preferred shares. Pursuant to this agreement certain preferred shares were converted at a price of $1.078646 resulting in an additional preferred dividend of approximately $57,000 for the difference between the original conversion rate and the adjusted conversion price. During the year ended April 30, 2000, the Company issued 1,445,759 common shares to convert all of the outstanding Series D Preferred shares and to pay accrued dividends of approximately $111,000.

[2]    COMMON STOCK PURCHASE AGREEMENT:

       On April 28, 2000, the Company entered into an agreement with an investor group ("Investor") to issue and sell 1,408,450 common shares at a per share price of $1.42 (the "closing price") for a total of $2 million.

       In conjunction with the agreement, the Company has agreed to issue a five-year warrant to the investor to purchase up to 1,877,934 common shares pursuant to a formula based on the Company's stock price on the ten consecutive tradings prior to the six-month anniversary of the closing date. If the six-month anniversary price per share is $2.13 or more per share, the Company will not be required to issue any warrants. If it is less than $2.13 per share, the Company will be required to issue warrants exercisable at the anniversary price into a number of common shares based on a formula.

AMERICAN BIO MEDICA CORPORATION

NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2000

NOTE J - STOCKHOLDERS' EQUITY  (CONTINUED)

[3]    STOCK OPTION PLANS:

       The Company adopted the Fiscal 1997 Nonstatutory Stock Option Plan (the "1997 Plan"), the Fiscal 1998 Nonstatutory Plan (the "1998 Plan") and the Fiscal 2000 Nonstatutory Stock Option Plan (the "2000 Plan"). The 1997 Plan provides for the granting of options to purchase up to 2,000,000 shares of common stock, the 1998 Plan provides for the granting of options to purchase 1,000,000 common shares and the 2000 Plan provides for the granting of options to purchase up to 1,000,000 common shares. These Plans are administered by the Option Committee of the Board of Directors, which determines the terms of options exercised, including the exercise price, the number of shares subject to the option and the terms and conditions of exercise.

[4]    OTHER STOCK OPTIONS:

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

[5]    STOCK OPTIONS:

       Stock option activity is summarized as follows:


                                                          YEAR ENDED APRIL 30,
                                            -----------------------------------------------------
                                                  2000                           1999
                                            -----------------------     -------------------------
                                                           WEIGHTED                     WEIGHTED
                                                           AVERAGE                       AVERAGE
                                                           EXERCISE                      EXERCISE
                                             SHARES          PRICE         SHARES         PRICE
                                            ---------      --------     ------------    ---------
Options outstanding at beginning of year    1,976,000        $3.02        2,510,000          $2.55
Granted                                     1,858,000         2.45          468,000           2.81
Exercised                                     (67,000)        2.96           (2,000)          3.00
Cancelled/expired                            (777,000)        3.00       (1,000,000)          3.02
                                            ----------                   ----------

Options outstanding at end of year          2,990,000         2.63        1,976,000           3.02
                                            ==========                   ==========

Options exercisable at end of year          2,558,000         2.67        1,558,000           2.98
                                            ==========                   ==========


AMERICAN BIO MEDICA CORPORATION

NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2000

NOTE J - STOCKHOLDERS' EQUITY  (CONTINUED)

[5]    STOCK OPTIONS:  (CONTINUED)

       In March 2000, 17,649 common shares were issued upon the cashless exercise of options to purchase 67,000 shares of the Company's common shares.

       The following table presents information relating to stock options outstanding at April 30, 2000.


                                            OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                                 -----------------------------------------      ----------------------
                                              WEIGHTED       WEIGHTED                         WEIGHTED
                                              AVERAGE        AVERAGE                          AVERAGE
                                              EXERCISE      REMAINING                         EXERCISE
RANGE OF EXERCISE PRICE            SHARES      PRICE       LIFE IN YEARS          SHARES       PRICE
-----------------------           ---------   ---------    -------------         --------     ---------
     $2.00 - $3.00                2,805,000      $2.57             6.44          2,373,000       $2.61
                                  =========                                      =========
        $3.50                       185,000       3.50             2.37            185,000        3.50
                                  =========                                      =========


       As of April 30, 2000, 4,416 options are available for future grant under the 1997 Plan, 8,250 options are available for future grant under the 1998 Plan and 275,000 options are available for future grant under the 2000 Plan.

       Through May 27, 1999, the Company granted 137,750 options. On July 1, 1999 the Company extended the term of approximately 852,000 options from 3 to 5 years.

[6]    WARRANTS:

       In connection with the Private Placement of the 8% Series D Convertible Preferred Shares, the Company granted 107,355 common share purchase warrants entitling the holder to purchase one common share at a price of $4.81 per share until April 24, 2001. 100,000 of the purchase warrants were issued to preferred stockholders and 7,355 of the purchase warrants were issued to the selling agent as additional compensation. The weighted average fair value of warrants granted during the year ended April 30, 1998 was $1.67 on the date of grant using the Black-Scholes pricing model using the following assumptions: dividend yield 0%; volatility of 59%, risk free rate of 5.61% and expected life of three years.

AMERICAN BIO MEDICA CORPORATION

NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2000

NOTE J - STOCKHOLDERS' EQUITY  (CONTINUED)

[7]    STOCK-BASED COMPENSATION:

       The Company applies APB No. 25 in accounting for its employee stock option plans and, accordingly, recognizes employee compensation expense for the difference between the fair value of the underlying common shares and the exercise price of the option at the date of grant. The effect of applying SFAS No. 123 on pro forma net loss as stated above is not necessarily representative of the effects on reported net loss for future years due to, among other things (1) the vesting period of the stock options and (2) the fair value of additional stock options in future years. The weighted average fair value of options granted during 1999 and 2000 was approximately $1.21 and $1.06, respectively. The following pro forma information gives effect to fair value of the options on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, volatility of 79% and 85% for 1999 and 2000, respectively, risk free interest rates of ranging from 4.67% - 5.62% and 5.81% - 6.60% for 1999 and 2000, respectively and expected life of 3 years.

                                                         YEAR ENDED APRIL 30,
                                                        ----------------------
                                                        2000              1999
                                                        ----              ----
          Net loss:
             As reported                          $ (2,136,000)   $ (1,691,000)
             Pro forma                              (3,684,000)     (1,967,000)

          Basic and diluted loss per share:
             As reported                          $       (.15)   $       (.15)
             Pro forma                            $       (.24)   $       (.17)

       During the year ended April 30, 1999, the Company granted 9,000 options to employees at exercise prices less than fair value of the underlying common shares at dates of grant. In addition, during the year ended April 30, 1999, the Company granted 33,500 options to consultants. In connection with these grants the Company recorded a one-time noncash charge of $51,000.

       During year ended April 30, 1999, the Company implemented a stock option program pursuant to which distributors were granted stock options under the 1997 Plan based on annual sales for the year ended April 30, 1999. On June 10, 1999, the Company granted 56,000 options at an exercise price of $3.00 per common share exercisable through June 10, 2002 pursuant to the program. In connection therewith, the Company recorded a charge of $40,000 for the year ended April 30, 1999.

       During December 1999, the Company entered into a one year consulting agreement with an individual knowledgeable in the medical diagnostic testing area. In connection therewith, the Company issued 300,000 common shares and granted options to purchase 200,000 common shares at $2 per share, vesting as of December 15, 2000. The Company has recorded an estimated charge of $272,000 for the fair value of the common shares and options issued. The actual cost of the options will be determined on December 15, 2000.

       During the year ended April 30, 2000, the Company has granted various options to distributors and consultants to purchase 97,250 common shares. The options can be exercised through January 2005 at exercise prices ranging from $2.50 to $3.00 per share. In connection therewith, the Company recorded a charge of $84,000 for the year ended April 30, 2000.

AMERICAN BIO MEDICA CORPORATION

NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2000


NOTE K - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

[1]    OPERATING LEASES:

       The Company leases office and warehouse facilities under operating leases expiring through August 2003. At April 30, 2000, the future minimum rental payments under the operating lease are as follows:

               2001                  $   101,000
               2002                       41,000
               2003                        9,000
                                     -----------

                                     $   151,000
                                     ===========

       Rent expense was $139,000 and $75,000 for the years ended April 30, 2000 and 1999, respectively.

[2]    PURCHASE AGREEMENT:

       On May 19, 1999, the Company entered into an agreement to acquire one of the leased facilities for $1,300,000 subject to zoning approval, environment assessment and structural inspection. The Company anticipates the purchase to be financed through a mortgage loan. At April 30, 2000, the Company has made a deposit of $20,000 towards this purchase.

[3]    EMPLOYMENT AGREEMENTS:

       On November 4, 1998, the Company entered into an employment agreement with its President providing for an annual salary of $96,000 which expired April 30, 2000.

       On November 4, 1996, the Company entered into a employment agreement with its Vice-President of Marketing and Sales for an annual salary of $84,000 which expired April 30, 2000.

       In addition, the above agreements provide for bonuses based on an aggregate of 2% of net sales.

       During 1997, the Company entered into a three year employment agreement with its Vice-President/General Manager. The employment agreement provides for a base annual salary of $84,000 per annum and a bonus of 1% of net sales after gross revenue of $1,000,000 per fiscal year. This employment agreement expired May 25, 2000.

       The Company is currently negotiating agreements with all of these individuals.

       During the years ended April 30, 2000 and 1999, the Company recorded approximately $156,000 and $199,000, respectively in bonuses based on net sales in accordance with employment agreements.

[4]    LITIGATION:

       (a) Friedenberg Case

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

AMERICAN BIO MEDICA CORPORATION

NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2000

NOTE K - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS  (CONTINUED)

[4]    LITIGATION:  (CONTINUED)

       (a) Friedenberg Case (continued)

           The Company's third party claim was decided by a jury on May 5, 1997. The verdict determined that Dr. Friedenberg breached the Share Exchange Agreement when he failed to deliver drug screening know how technology to the Company. The jury also found in favor of the Company on two of three fraud claims against Dr. Friedenberg and awarded the Company approximately $321,000 in damages. Dr. Friedenberg's estate, just prior to the jury trial, filed a supplemental claim for the shares of the Company which he would have received under the Share Exchange Agreement. The trial judge on July 17, 1998, ruled that the estate of Dr. Friedenberg is entitled to 5,907,154 common shares of the Company. The Company appealed that ruling and on April 1, 1999, a hearing was held in the Court of Special Appeals in Maryland.

           On September 15, 1999, the Court of Special Appeals in Maryland ruled in favor of the Company and reversed the circuit court's ruling that the estate of Dr. Friedenberg was entitled to 5,907,154 common shares of the Company. On December 21, 1999, the Court of Appeals denied the Friedenberg estate's petition to review the decision of the Court of Special Appeals. As a result of the aforementioned matters no accrual was required.

       (b) Jackson Morris Case

           In June 1995, the Company filed a lawsuit against Jackson Morris, the lawyer who was in charge of drafting and advising it on the Share Exchange Agreement (see Friedenberg Case). Mr. Morris, who had been recommended to the Company by Dr. Friedenberg, is alleged by the Company to have breached his fiduciary duty to the Company by later advising Dr. Friedenberg, individually, on how to rescind the Share Exchange Agreement. Mr. Morris is also charged with negligence in drafting the Share Exchange Agreement. The Company's lawsuit demands damages in the amount of $1,000,000. Mr. Morris has counterclaimed as a party to the Share Exchange Agreement and seeks common shares. No trial date has been set. The Company is vigorously contesting the Morris claim.

       (c) Private Placement Claim

           In June 1999, an individual filed suit in New York claiming that two private placement memoranda dated respectively September 15, 1992 and February 5, 1993, obligated the Company to issue him 1,555,601 common shares of the Company. The claim is that he is entitled to the common shares in consideration of brokering the acquisitions subject to the Share Exchange Agreement with Dr. Friedenberg. In addition, the individual is claiming a finder's fee of five percent of the funds raised by a September 1992 private placement. He alleges that a sum of one million dollars was raised. Finally, he claims that he is entitled to a consulting fee of $24,000. Management denies the claims and is vigorously contesting the suit. It is scheduled for a jury trial in the 4th calendar quarter of 2000.

       (d) Phamatech Case

           On January 26, 1999, the Company was granted a U.S. Patent for the design of the Multiple Test Card, known as the Rapid Drug Screen. On April 7, 1999, the Company filed suit in the federal court in Delaware against Phamatech, Inc. of California. Phamatech, Inc. of California was a former supplier of the Company and in that capacity acquired proprietary information on its Rapid Drug Screen that it allegedly used to "knock off" the Company's product. This case was transferred from Delaware to California. On July 24, 2000, the California court granted American Bio Medica Corporation's motion to

AMERICAN BIO MEDICA CORPORATION

NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2000


NOTE K - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS  (CONTINUED)

       [4] LITIGATION: (CONTINUED)

           (d) Phamatech Case  (continued)

           add Tuan Pham, President of Phamatech, as an individual defendant in the suit. The court also ordered that Wolfe & Associates (aka Wolfe
           Data) and James Wolfe, Elite Health Services, LLC and John Polanco (former distributors now selling the alleged infringing products) be joined as defendants. Peninsula Drug Analysis Co., Inc. and James Ramsey (former distributor selling an alleged private label knock off believed by the Company to be manufactured by Phamatech), and Dipro Diagnostics of North America (another party selling an alleged private label knock off believed to be manufactured by Phamatech) are already parties to the Phamatech suit. The Company is alleging patent infringement, violation of trademark rights and unfair competition against all parties.

           On April 8, 1999, Phamatech Inc. filed suit in the federal court in San Diego, California asking for a declaration that the Company's patent is invalid. It also claimed breach of contract damages for an alleged nonpayment of invoices by the Company. The Company's transferred Delaware case and Phamatech's California case have been placed on the same trial docket in San Diego. By Order dated July 24, 2000, the Court ordered the competing California based suits be consolidated in one case. In a recent motion, Phamatech sought summary judgment. The trial court denied the motion as to Phamatech's declaratory judgment on the Company's patent claims. Since the Company's trademark had not been registered, even though the petition for trademark is on appeal within the United States Patent and Trademark Office ("PTO"), the trial court denied the Company's trademark claim. However, the Court did not deal with the Company's trade dress claim. Phamatech has now moved for partial summary judgment on the Company's trade dress claim even though the Company's application for trademark protection of its trade dress is still pending before the examiner at the PTO.

           In October 1999, the Company sued Larry Hartselle, Drug Detection Devices, and Gulf Supply for patent infringement, trademark dilution, and unfair competition. It is alleged that they are also selling the Phamatech knock off. Drug Detection Devices is alleged to be selling yet another private label manufactured by Phamatech. Larry Hartselle d/b/a Instant Drug Detection is a former distributor now selling the alleged Phamatech knock-off. Gulf Supply is alleged to be selling the private label knock off sold by Drug Detection Devices. The claims against Hartselle and Drug Detection Devices have been settled by the parties. An injunction will issue against Larry Hartselle prohibiting further infringement. The remaining defendant, Gulf Supply, is in settlement negotiations with the Company.

       [5] RESTRICTED CASH:

           The Company collateralized a bank loan totalling $105,000 for the chairman of the board of directors/stockholder with a certificate of deposit in the bank amounting to $112,000.

       [6] MAJOR CUSTOMER:

           During the year ended April 30, 2000, there were no major customers representing 10% of sales. During the year ended April 30, 1999, one customer accounted for approximately 17% of net sales.

       [7] 401(K) PLAN:

           Effective January 1, 1999, the Company adopted a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company at its discretion may make certain contributions to the plan. No such contributions have been made through April 30, 2000.

AMERICAN BIO MEDICA CORPORATION

NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2000


NOTE L - GEOGRAPHIC INFORMATION

Information concerning sales by principal geographic is as follows:


                                                       YEAR ENDED APRIL 30,
                                                 -------------------------------
                                                      2000             1999
                                                 --------------   --------------

       United States                             $    7,073,000   $    6,477,000
       North America (not domestic)                     276,000           22,000
       Europe                                           155,000           70,000
       Asia/Pacific Run                                  11,000           34,000
       South America                                    138,000          435,000
                                                 --------------   --------------

                                                 $    7,653,000   $    7,038,000
                                                 ==============   ==============

AMERICAN BIO MEDICA CORPORATION
INDEX TO EXHIBITS

Number                              Description of Exhibits
------                              -----------------------

   3.5   Bylaws*

   3.6 Fifth Amendment to Certificate of Incorporation (filed as exhibit 3.6 to the Company's Form SB-2 filed on November 21, 1996 and incorporated herein by reference)

   4.6 Fiscal 1997 Nonstatutory Stock Option Plan (filed as part of the Company's Proxy Statement for its Fiscal 1997 Annual Meeting and incorporated herein by reference) (a)

   4.14 Fiscal 1998 Nonstatutory Stock Option Plan (filed as part of the Company's Proxy Statement for its Fiscal 1998 Annual Meeting and incorporated herein by reference) (a)

   4.15 Fiscal 2000 Nonstatutory Stock Option Plan (filed as part of the Company's Proxy Statement for its Fiscal 2000 Annual Meeting and incorporated herein by reference) (a)

   4.16 Common Stock Purchase Agreement dated as of April 28, 2000 by and between the Company and Seaside Partners, L.P.

  10.6   Contract of Sale dated May 19, 1999/Kinderhook, New York facility

  10.7   Agreement of Lease dated May 13, 1999/Kinderhook, New York facility

  10.8   Lease dated August 1, 1999/New Jersey facility

  23.1   Consent of Independent Auditors

  27     Financial Data Schedule

--------------------
Indicates an employee benefit plan, management contract or compensatory plan or arrangement in which a named executive officer participates.

* Filed as the exhibit number listed to the Company's Form 10-SB filed on November 21, 1996 and incorporated herein by reference.