Form 10-Q
period 2000-07-31
AMERICAN BIO MEDICA CORP
filed 2000-09-14
CIK 896747

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended July 31, 2000.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the transition period from               to


                        Commission File Number: 0-28666


                        AMERICAN BIO MEDICA CORPORATION
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


                  New York                                14-1702188
       -----------------------------------------------------------------
       (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)               Identification No.)


                   122 Smith Road, Kinderhook, New York 12106
                   ------------------------------------------
                    (Address of principal executive offices)


                                  800-227-1243
                          ---------------------------
                          (Issuer's telephone number)






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

     18,045,548 Common Shares as of September 6, 2000



     Transitional Small Business Disclosure Format: Yes [ ]  No [X]

                                     PART I
                             FINANCIAL INFORMATION

                        AMERICAN BIO MEDICA CORPORATION
                                 BALANCE SHEETS

                                                              JULY 31,         APRIL 30,
                                                                2000             2000
                                                            (UNAUDITED)
                                                            ------------     ------------
                         ASSETS
                         ------
Current assets:
 Cash and cash equivalents                                  $    630,000     $  1,207,000
 Investments                                                      84,000           74,000
 Accounts receivable, net                                      1,369,000        1,150,000
 Inventory                                                     1,372,000        1,332,000
 Prepaid expenses                                                 87,000           46,000
                                                            ------------     ------------
 Total current assets                                          3,542,000        3,809,000

Property, plant and equipment, net                               377,000          388,000
Due from director/stockholder                                    465,000          335,000
Restricted cash                                                  116,000          112,000
Other assets                                                     110,000          114,000
Loan receivables - BioSys, Inc.                                  380,000          280,000
                                                            ------------     ------------
                                                            $  4,990,000     $  5,038,000
                                                            ============     ============

           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------

Current liabilities:
 Accounts payable and accrued expenses                      $  1,813,000     $  1,655,000
 Note payable - stockholder                                                       125,000
 Current portion of capital lease obligations                     13,000           13,000
                                                            ------------     ------------

 Total current liabilities                                     1,826,000        1,793,000


 Long term portion of capital lease obligations                   31,000           34,000
                                                            ------------     ------------

 Total liabilities                                             1,857,000        1,827,000
                                                            ------------     ------------

Stockholders' equity:
 Preferred stock; par value $.01 per share; 5,000,000 shares authorized; none issued and outstanding
 Common stock; par value $.01 per share; 30,000,000 shares
  authorized; 18,045,548 shares issued and
  outstanding at April 30, 2000 and July 31, 2000                180,000          180,000
Additional paid-in capital                                    15,210,000       15,210,000
Subscription receivable                                           (5,000)          (5,000)
Unearned portion of compensation                                (272,000)        (454,000)
Unrealized loss on investments available for sale                (64,000)         (77,000)
Accumulated deficit                                          (11,916,000)     (11,643,000)
                                                            ------------     ------------

                                                               3,133,000        3,211,000
                                                            ------------     ------------

                                                            $  4,990,000     $  5,038,000
                                                            ============     ============

                 See accompanying notes to financial statements

                        AMERICAN BIO MEDICA CORPORATION
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                                JULY 31,
                                                      ----------------------------
                                                          2000             1999
                                                      ------------     -----------
Net sales                                             $  2,155,000     $ 2,127,000

Cost of goods sold                                         742,000       1,067,000
                                                      ------------     -----------

Gross profit                                             1,413,000       1,060,000
                                                      ------------     -----------


Operating expenses:
  Selling, general and administrative                    1,391,000         907,000
  Non-cash compensation                                    182,000
  Depreciation                                              29,000          24,000
  Research and development                                 119,000         235,000
                                                      ------------     -----------
                                                         1,721,000       1,166,000
                                                      ------------     -----------

Operating loss                                            (308,000)       (106,000)
                                                      ------------     -----------

Other income (expense):
  Gain on sale of marketable securities                                     58,000
  Interest income                                           37,000          27,000
  Interest expense                                          (2,000)         (6,000)
                                                      ------------     -----------
                                                            35,000          79,000
                                                      ------------     -----------

Net loss                                              $   (273,000)    $   (27,000)

Adjustments:
Preferred stock beneficial conversion feature                             (123,000)
Preferred stock dividends                                                  (32,000)
                                                      ------------     -----------
Net loss attributable to common shareholders          $   (273,000)    $  (182,000)
                                                      ============     ===========

Basic and diluted net loss per common share           $      (0.02)    $     (0.01)

Weighted average shares outstanding -
 basic and diluted                                      18,045,548      14,875,190
                                                      ============     ===========


                        AMERICAN BIO MEDICA CORPORATION
                        STATEMENT OF COMPREHENSIVE LOSS


Net loss                                              $   (273,000)    $   (27,000)
Other comprehensive loss:
 Unrealized gain(loss) on investments                       13,000         (44,000)
                                                      ------------     -----------
 Comprehensive loss                                   $   (260,000)    $   (71,000)
                                                      ============     ===========


                 See accompanying notes to financial statements

                        AMERICAN BIO MEDICA CORPORATION
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                                   FOR THE THREE MONTHS ENDED
                                                                                             JULY 31,
                                                                                  ----------------------------
                                                                                     2000              1999
                                                                                  ------------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                         $  (273,000)      $   (27,000)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation                                                                        29,000            24,000
  Provision for bad debts                                                              9,000            17,000
  Amortization of compensatory stock and stock options                               182,000
  Accrued interest                                                                   (12,000)           (4,000)
  Gain on sale of marketable securities                                                                (39,000)
  Changes in:
   Accounts receivable                                                              (228,000)         (347,000)
   Inventory                                                                         (40,000)          107,000
   Prepaid expenses and other current assets                                         (41,000)            7,000
   Other assets                                                                        4,000            (5,000)
   Restricted cash                                                                    (4,000)
   Accounts payable and accrued expenses                                             158,000            41,000
                                                                                ------------       -----------
     Net cash used in operating activities                                          (216,000)         (226,000)
                                                                                ------------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property, plant and equipment                                           (18,000)          (31,000)
 Purchase of investments                                                                               (73,000)
 Sales and maturity of investments                                                     3,000           342,000
 Loan to Biosys, Inc.                                                               (100,000)
 Loan to director/stockholder                                                       (118,000)
                                                                                ------------       -----------
     Net cash provided by (used in) operating activities                            (233,000)          238,000
                                                                                ------------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Settlement of registration rights agreement                                        (125,000)         (100,000)
 Capital lease payments                                                               (3,000)           (4,000)
                                                                                ------------       -----------
     Net cash used in financing activities                                          (128,000)         (104,000)
                                                                                ------------       -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                           (577,000)          (92,000)
Cash and cash equivalents - beginning of period                                    1,207,000           131,000
                                                                                ------------       -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                        $   630,000       $    39,000
                                                                                 ===========       ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during year for:
  Interest                                                                       $     2,000       $     6,000

NON-CASH ACTIVITIES:
 Common stock dividends paid to holders of preferred stock                                         $    31,000
 Dividend accrued not yet paid                                                                     $    32,000



                 See accompanying notes to financial statements

Notes to Financial statements

                                 July 31, 2000

Note A - Basis of Reporting

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of American Bio Medica Corporation (the "Company" or "ABMC") at July 31, 2000, and the results of its operations, and cash flows for the three-month period then ended. The results of operations for the three-month period ended July 31, 2000 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended April 30, 2000 included in the Company's Form 10-KSB.

     During the year ended April 30, 2000, the Company sustained a net loss of $2,136,000 and had net cash outflows from operating activities of $846,000. During the 2001 First Quarter, the Company sustained a net loss of $273,000 principally due to an increase in selling, general and administrative expenses and had net cash outflows from operating activities of $216,000. The Company has taken a number of steps to improve its financial prospects including entering into national and international distribution agreements with a number of distributors, completed an in-house strip manufacturing program to reduce costs and other measures to enhance profit margins. In addition, on April 28, 2000 the Company raised $2,000,000 pursuant to a common stock purchase agreement.

Note B - Loss Per Common Share

     Basic loss per share is calculated by dividing net loss by the weighted average number of outstanding common shares during the period. No effect has been given to potential issuances of common stock including outstanding options and warrants in the diluted computation, as their effect would be antidilutive.

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

     On April 8, 1999, one day after the Company filed its Delaware suit, Phamatech, Inc. filed suit in the federal court in San Diego, California asking for a declaration that the Company's patent is invalid. It also claimed breach of contract damages for an alleged non-payment of invoices by the Company. The Company's transferred Delaware case and Phamatech's California case have been placed on the same trial docket in San Diego. By Order dated July 24, 2000, the Court ordered the competing California based suits be consolidated in one case. In a recent motion, Phamatech sought summary judgment on its declaratory judgment on the Company's patent claims. The trial court denied the motion. Since the ABMC trademark had not been registered, even though the petition for trademark is on appeal within the United States Patent and Trademark Office ("PTO"), the trial court denied the Company's trademark claim. However, the Court did not deal with the Company's trade dress claim. Phamatech has not moved for partial summary judgment on ABMC's trade dress claim even though ABMC's application for trademark protection of its trade dress is still pending before the examiner at the PTO.

     In October 1999, the Company sued Larry Hartselle, Drug Detection Devices, and Gulf Supply for patent infringement, trademark dilution, and unfair competition. It is alleged that they are also selling the Phamatech knock off. Drug Detection Devices is alleged to be selling yet another private label manufactured by Phamatech. Larry Hartselle d/b/a Instant Drug Detection is a former distributor who was selling the Phamatech knock-off. Gulf Supply is alleged to be selling the private label knock off sold by Drug Detection Devices. The claims against Hartselle and 3DL have been settled by the parties. The terms are confidential. As a non-confidential part of the agreement, Hartselle, without admitting any liability, has agreed to a consent order prohibiting him from selling the knock-off product in all configurations and from infringing any other ABMC property. The remaining defendant is engaged in settlement negotiations with the Company.

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


Note D - Reclassifications

     Certain items have been restated to conform with the current presentation.

Item 2. Management's Discussion and Analysis or Plan of Operation

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
               for the three months ended July 31, 2000 and 1999

     The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this document.

     The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that except for the description of historical facts contained herein, the Registration Statement contains certain forward-looking statements that involve risks and uncertainties as detailed herein and from time to time in the Company's filings with the Securities and Exchange Commission and elsewhere. Such statements are based on Management's current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those, described in the forward-looking statements. These factors include, among others: (a) the Company's fluctuations in sales and operating results, risks associated with international operations and regulatory, competitive and contractual risks and product development; (b) the ability to achieve strategic initiatives, including but not limited to the ability to achieve sales growth across the business segments through a combination of enhanced sales force, new products, and customer service; and (c) acquisitions.

RESULTS OF OPERATIONS FOR THE FISCAL QUARTER ENDED JULY 31, 2000 (THE "2001 FIRST QUARTER") COMPARED TO THE FISCAL QUARTER ENDED JULY 31, 1999 (THE "2000 FIRST QUARTER")
-------------------------------------------------------------------------------
     Net sales were $2,155,000 for the 2001 First Quarter as compared to $2,127,000 for the 2000 First Quarter, representing an increase of $28,000 or 1.3%. During the 2001 First Quarter, the Company continued its extensive program to market and distribute its primary product, the Rapid Drug Screen(TM). The Company believes that sales from drug test kits will continue to grow steadily.

     Cost of goods sold for the 2001 First Quarter was $742,000 or 34.4% of net sales as compared to $1,067,000 or 50.2% of net sales for the 2000 First Quarter. This decrease resulted primarily from the Company's extensive cost reduction program aimed specifically at its in-place production process and the Company's in-house manufacturing of drug test strips.

     Although net sales of drug test kits in the 2001 First Quarter increased 1.3% compared to the 2000 First Quarter, the 2001 First Quarter percentage increase in net sales was significantly less than the 74.3% increase in the 2000 First Quarter compared to the 1999 First Quarter. Management believes that the Company's net sales were significantly impacted by the production and sale of a "knock-off" product by a former supplier. Certain of the Company's former distributors also began selling the knock-off product in the 2000 Fiscal Year. The Company has filed a lawsuit against the former supplier and certain of the former distributors alleging patent infringement, trademark dilution and unfair competition. As of September 8, 2000, the Company has settled the claims against two former distributors and is in the final stages of settlement negotiations with a third former distributor. See "Note C - Litigation" to the Company's unaudited financial statements. Management believes that as the Company successfully settles these lawsuits or the courts' rule in favor of the Company following the trial of these lawsuits, the Company's net sales will significantly increase.

     While revenues increased 1.3% in the 2001 First Quarter, selling, general and administrative costs increased $484,000 or 53.4% to $1,391,000 for the 2001 First Quarter compared to $907,000 for the 2000 First Quarter.

     The following table sets forth the percentage relationship of selling, general and administrative costs to net sales for both fiscal quarters:

                                       2001       PERCENT         2000       PERCENT
                                  FIRST QUARTER  OF SALES    FIRST QUARTER  OF SALES
                                  -------------  --------    -------------  --------
Sales salaries & commissions          187,000       8.7%         250,000      11.8%
Sales travel                           99,000       4.6%          99,000       4.7%
Consulting and other selling          122,000       5.7%          80,000       3.8%
Marketing & promotion                 141,000       6.5%          54,000       2.5%
Investor relations costs               95,000       4.4%          40,000       1.9%
Legal fees                            323,000      15.0%         104,000       4.9%
Accounting fees                        81,000       3.8%          20,000       0.9%
Offices salaries                      176,000       8.2%         126,000       5.9%
Payroll taxes & insurance              48,000       2.2%          38,000       1.8%
Telephone                              38,000       1.8%          28,000       1.3%
Insurance                              13,000       0.6%          11,000       0.5%
Bad debts                               9,000       0.4%          17,000       0.8%
Other administrative costs             59,000       2.7%          40,000       1.9%
                                    ---------                    -------

Total selling, general and
  administrative costs              1,391,000      64.6%         907,000      42.7%
                                    =========                    =======


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

     Legal fees for the 2001 First Quarter were $323,000 or 15.0% of net sales, an increase of $219,000, compared to legal fees of $104,000 or 4.9% of net sales for the 2000 First Quarter. This increase in legal fees is primarily due to the substantial legal fees incurred in connection with the lawsuits filed against a former supplier and certain former distributors in connection with the production and sale of a knock-off product. Management believes that the Company's successful prosecution of these lawsuits will result in a significant increase in the Company's sales revenue.

     As a result of expenses associated with an internal restructuring of its marketing department, marketing and promotion costs increased $87,000 to $141,000 or 6.5% of net sales for the 2001 First Quarter compared to $54,000 or 2.5% of net sales for the 2000 First Quarter.

     Office salaries for the 2001 First Quarter were $176,000 or 8.2% of net sales, an increase of $50,000, compared to office salaries of $126,000 or 5.9% of net sales for the 2000 First Quarter. This increase was primarily due to an increase in staff in purchasing and quality assurance.

     Accounting fees for the 2001 First Quarter were $81,000 or 3.8% of net sales, an increase of $61,000, compared to accounting fees of $20,000 or 0.9% of net sales. This was primarily due to an under accrual from the prior fiscal period.

     The increases in legal fees, marketing and promotion costs, office salaries and accounting fees during the 2001 First Quarter were partially offset by decreases in sales salaries and commissions. Sales salaries and commissions for the 2001 First Quarter were $187,000 or 8.7% of net sales, a decrease of $63,000, compared to sales salaries and commissions of $250,000 or 11.8% of net sales for the 2000 First Quarter. This decrease was primarily due to a reduction in staff.

     Depreciation expense increased $5,000 to $29,000 or 1.3% of net sales for the 2001 First Quarter compared to depreciation of $24,000 or 1.1% of net sales for the 2000 First Quarter.

     The Company incurred a non-cash compensation charge of $182,000 or 8.4% of net sales associated with the issuance of common shares and grants of options to purchase common shares in fiscal 2000 as compensation for consulting and professional services. No non-cash compensation charge was incurred in the 2000 First Quarter.

     Research and development expenses for the 2001 First Quarter were $119,000 compared to $235,000 for the 2000 First Quarter. This decrease was primarily due to the Company's successful implementation of certain quality standards in the manufacturing of the Rapid Drug Screen(TM) product during Fiscal 2000.

     Net loss from operations increased to $308,000 for the 2001 First Quarter compared to $106,000 for the 2000 First Quarter.

LIQUIDITY AND CAPITAL RESOURCES AS OF JULY 31, 2000

     The Company has working capital of $1,716,000 at July 31, 2000 as compared to working capital of $2,016,000 at April 30, 2000. The Company has historically satisfied its working capital requirements principally through proceeds from private placements of equity securities with institutional investors. The Company has never paid any dividends on its Common Shares. The Company anticipates that all future earnings, if any, will be retained for use in the Company's business and it does not anticipate paying any cash dividends.

     Net cash used in operating activities was $216,000 for the 2001 First Quarter compared to net cash used in operating activities of $226,000 for the 2000 First Quarter. The net cash used in operating activities in the 2001 First Quarter was primarily due to the net loss of $273,000 and an increase in accounts receivable of $228,000 offset by issuance of compensatory stock and stock options of $182,000 and an increase in accounts payable and accrued expenses of $158,000. The net cash used in operating activities in the 2000 First Quarter was primarily due to the net loss of $27,000 and an increase in accounts receivable of $347,000 offset by a decrease in inventory of $107,000.

     Net cash used in investing activities was $233,000 for the 2001 First Quarter compared to net cash provided by investing activities of $238,000 for the 2000 First Quarter. The net cash used in investing activities for the 2001 First Quarter was due to an additional $100,000 loan to BioSys, Inc. and an additional $118,000 loan to a director/stockholder. The net cash provided by investing activities in the 2000 First Quarter was primarily due to sales and maturities of investments of $342,000 offset by purchases of investments of $73,000 and property plant and equipment of $31,000.

     Net cash used in financing activities was $128,000 for the 2001 First Quarter compared to net cash used in financing activities of $104,000 for the 2000 First Quarter. The net cash used in financing activities in the 2001 First Quarter and the 2000 First Quarter was primarily due to the settlement of registration rights agreement.

     At July 31, 2000, the Company had cash and cash equivalents of $630,000.

     The Company's primary short-term needs are to increase its manufacturing and production capabilities, decrease current inventory levels, continue to support its research and development programs, finance its patent infringement litigation and to increase its direct sales force. The Company currently plans to expend approximately $100,000 for the expansion and development of its manufacturing facilities in addition to its marketing and general administrative programs.

     The Company expects its capital requirements to increase over the next several years as it expands it research and development efforts, sales and administration infrastructure, manufacturing capabilities and facilities and, if the required contingencies are resolved, purchases the Kinderhook, New York facility. The Company's future liquidity and capital funding requirements will depend on numerous factors, including the extent to which the Company's products under development are successfully developed and gain market acceptance, the timing of regulatory actions regarding the Company's potential products, the costs and timing of expansion of sales, marketing and manufacturing activities, facilities expansion needs, procurement and enforcement of patents important to the Company's business, results of clinical investigations and competition.

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

     None.

Item 3. Defaults upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security-Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits
           See Index to Exhibits on Page E-1

     (b) Reports on Form 8-K
           None.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      AMERICAN BIO MEDICA CORPORATION
                                                (Registrant)


                                      By: /s/ Stan Cipkowski
                                          --------------------------------------
                                          Stan Cipkowski
                                          Chairman of the Board of Directors
                                          President and Chief Executive Officer



                                      By: /s/ John F. Murray
                                          --------------------------------------
                                          John F. Murray
                                          Treasurer and
                                          Chief Financial Officer


Dated: September 13, 2000

AMERICAN BIO MEDICA CORPORATION
Index to Exhibits



Number                      Description of Exhibits


 3.5      Bylaws*

 3.6 Fifth Amendment to Certificate of Incorporation (filed as exhibit 3.6 to the Company's Form SB-2 filed on November 21, 1996 and incorporated herein by reference)

 4.6 Fiscal 1997 Nonstatutory Stock Option Plan (filed as part of the Company's Proxy Statement for its Fiscal 1997 Annual Meeting and incorporated herein by reference) (a)

 4.14 Fiscal 1998 Nonstatutory Stock Option Plan (filed as part of the Company's Proxy Statement for its Fiscal 1998 Annual Meeting and incorporated herein by reference) (a)

 4.15 Fiscal 2000 Nonstatutory Stock Option Plan (filed as part of the Company's Proxy Statement for its Fiscal 2000 Annual Meeting and incorporated herein by reference) (a)

 4.16 Common Stock Purchase Agreement dated as of April 28, 2000 by and between the Company and Seaside Partners, L.P.**

10.6      Contract of Sale dated May 19, 1999/Kinderhook, New York facility**

10.7      Agreement of Lease dated May 13, 1999/Kinderhook, New York facility**

10.8      Lease dated August 1, 1999/New Jersey facility**

10.9      Consulting Agreement with Robert Aromando

(a) Indicates an employee benefit plan, management contract or compensatory plan or arrangement in which a named executive officer participates.

* Filed as the exhibit number listed to the Company's Form 10-SB filed on November 21, 1996 and incorporated herein by reference.

** Filed as the exhibit number listed to the Company's Form 10-KSB for the fiscal year ended April 30, 2000 and incorporated herein by reference.


                                    Page E-1