Form 10KSB40/A
period 2000-04-30
AMERICAN BIO MEDICA CORP
filed 2000-11-13
CIK 896747

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 FORM 10-KSB/A-1


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

         As of July 12, 2000, the issuer had outstanding 18,045,548 Common Shares, $.01 par value.

         Traditional Small Business Disclosure Format:  [   ]  [X] No

ITEM 10. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE


                                         Annual Compensation                   Long-Term Compensation
                                   ----------------------------          -------------------------------------
                                                                                       Awards
                                                                          Restricted            Securities
Name and Principal Position        Year       Salary      Bonus          Stock Awards       Underlying Options
---------------------------        ----       ------      -----          ------------       ------------------
Stan Cipkowski                     2000       $96,000    $77,010         $        0              100,000
  Chairman, President              1999        96,000     64,992                  0                    0
  And Chief Executive Officer      1998        97,231     23,080                  0                    0

Jay Bendis                         2000       $84,000    $77,010                  0              100,000
  Vice-President Sales             1999        84,000     64,992                  0                    0
  And Marketing                    1998        85,077     23,080          2,356,000                    0

Douglas Casterlin                  2000       $84,000    $67,010                  0              100,000
  Vice-President Operations        1999        84,000     54,992                  0                    0
                                   1998        73,807     11,540            540,000                    0


                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                           Potential Realizable Value at
                                                                                           Assume Annual Rates of Stock
                                                                                                Price Appreciation
                              Individual Grants                                                 for Option Term(1)
                              -----------------                                            ------------------------------
                         Number of       Total Options
                         Securities        Granted to      Exercise
                         Underlying       Employees In       Price        Expiration
        Name          Options Granted    Fiscal Year(2)    ($/Share)        Date(3)             5%                10%
        ----          ---------------    --------------    ---------       --------            --                ---
Stan Cipkowski            100,000             6.8%           $2.50         11-22-09         $27,000            $212,000
Jay Bendis                100,000             6.8%           $2.50         11-22-09         $27,000            $212,000
Douglas Casterlin         100,000             6.8%           $2.50         11-22-09         $27,000            $212,000

------------------------------
(1) Potential realizable value is based on an assumption that the price of the Common Stock appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the option term. These numbers are calculated based on the requirements of the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price performance.

(2) The Company granted options representing 1,473,250 shares to employees in fiscal 2000.

(3) The options become exercisable in 25% increments on November 22, 1999.

                      AGGREGATED OPTIONS EXERCISES IN LAST
                  FISCAL YEAR AND FISCAL YEAR END OPTION VALUES


                                                                                           Value of Unexercised
                                                   Number of Unexercised Options         In-The-Money Options at
                                                         at Fiscal Year-End                   Fiscal Year-End
                                                   -----------------------------         -----------------------
                        Shares
                      Acquired on       Value
      Name             Exercise       Realized      Exercisable    Unexercisable    Exercisable     Unexercisable
      -----            --------       --------      -----------    -------------    -----------     -------------
Stan Cipkowski            0             $  0          363,500         75,000           $  0            $  0
Jay Bendis                0                0          219,000         75,000              0               0
Douglas Casterlin         0                0          175,000         75,000              0               0


                            COMPENSATION OF DIRECTORS

         Directors who are not employees or officers of the Company ("Outside Directors") are granted an option to purchase 10,000 Common Shares at the time of election and are granted an additional option to purchase 10,000 Common Shares annually on the date of the Company's Annual Meeting of Shareholders. Outside Directors are also granted an option to purchase 2,000 Common Shares for service on the Audit Committee or the Compensation Committee annually on the date of the Company's Annual Meeting of Shareholders. Outside Directors who serve on both committees are granted an option to purchase 4,000 Common Shares annually. Outside Directors receive a fee of $1,000 for attending meetings of the Board, and are reimbursed for out-of-pocket expenses incurred in attending such meetings.

         ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         At August 16, 2000, the Company had provided loans aggregating $415,000 to Stan Cipkowski, the Company's Chairman of the Board, President and Chief Executive Officer. These loans are evidenced by a note and bear interest at the rate of 11.5% per annum. The note is payable on demand. Mr. Cipkowski has agreed to pledge 1,500,000 of the Company's Common Shares to the Company as collateral. The Company's Board of Directors is currently evaluating forms of repayment of this loan which may include cash repayment or repayment through the redemption by the Company of certain of Mr. Cipkowski's Common Shares.

         The Company has collateralized a bank loan totaling $115,000 for Mr. Cipkowski with a $112,000 certificate of deposit in the bank.

         As of August 16, 2000, the Company has provided a loan in the amount of $380,000 to BioSys, Inc. ("BioSys"). BioSys is a development stage company focusing on developing, manufacturing, marketing and selling proprietary new products for the industrial microbiology testing market. Gerald Moore, a director of the Company, is a stockholder and officer of BioSys. This loan is convertible into shares of common stock of BioSys based on the percentage of the funds provided by the Company through this loan during the two year period ending July 14, 2001 compared to the total amount of funds provided to BioSys by all other investors during this period. The Company's percentage ownership of the outstanding shares of common stock of BioSys is limited to a maximum of 20% based on a maximum of $400,000 that may be provided to BioSys by the Company.

SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     AMERICAN BIO MEDICA CORPORATION


                                     By /s/ Stan Cipkowski
                                        -------------------------------------
                                        Stan Cipkowski, Chairman of the Board of
                                        Directors, President and Chief Executive
                                        Officer

Date:  November 10, 2000

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 10, 2000:


/s/ Stan Cipkowski                    Chairman of the Board of  Directors,
----------------------------          President and Chief Executive Officer
Stan Cipkowski


/s/ Edmund Jaskiewicz                 Director
----------------------------
Edmund Jaskiewicz


/s/ Jay Bendis                        Director
----------------------------
Jay Bendis


/s/ Gerald Moore                      Director
----------------------------
Gerald Moore


/s/ Robert Aromando                   Director
----------------------------
Robert Aromando


/s/ Denis O'Donnell                   Director
----------------------------
Denis O'Donnell, M.D.


/s/ Keith Palmer                      Chief Financial Officer
----------------------------          (Principal Financial Officer)
Keith Palmer