Form 10QSB
period 2000-10-31
AMERICAN BIO MEDICA CORP
filed 2000-12-15
CIK 896747

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB

 [x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended October 31, 2000.


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

     18,045,548 Common Shares as of December 15, 2000



     Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                     PART I
                              FINANCIAL INFORMATION
                         AMERICAN BIO MEDICA CORPORATION
                                 BALANCE SHEETS

                                                                     OCTOBER 31,
                                                                        2000               APRIL 30,
                                                                     (UNAUDITED)             2000
                                                                    ------------         ------------
                               ASSETS
Current assets:
  Cash and cash equivalents                                         $    259,000         $  1,207,000
  Investments                                                             59,000               74,000
  Accounts receivable, net                                             1,474,000            1,150,000
  Due from director/stockholder                                          109,000
  Inventory                                                            1,389,000            1,332,000
  Prepaid expenses                                                        77,000               46,000
                                                                    ------------         ------------

  Total  current assets                                                3,258,000            3,809,000

Property, plant and equipment, net                                       367,000              388,000
Due from director/stockholder                                            373,000              335,000
Restricted cash                                                          116,000              112,000
Other assets                                                             103,000              114,000
Investment in and loan receivable - BioSys, Inc.                         380,000              280,000
                                                                    ------------         ------------
                                                                    $  4,706,000         $  5,038,000
                                                                    ============         ============

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                             $  1,972,000         $  1,655,000
  Note payable - stockholder                                             125,000
  Current portion of capital lease obligations                            16,000               13,000
                                                                    ------------         ------------
 Total current liabilities                                             1,988,000            1,793,000

  Long term portion of capital lease obligations                          25,000               34,000
                                                                    ------------         ------------
 Total liabilities                                                     2,013,000            1,827,000
                                                                    ------------         ------------
Contingencies
Stockholders' equity:
 Preferred stock; par value $.01 per share; 5,000,000 shares authorized; none issued and outstanding
 Common stock; par value $.01 per share; 30,000,000 shares
    authorized; 18,045,548 shares issued and
    outstanding at October 31, 2000 and April 30, 2000                   180,000              180,000
Additional paid-in capital                                            15,210,000           15,210,000
Subscription receivable                                                   (5,000)              (5,000)
Unearned portion of compensation                                         (90,000)            (454,000)
Unrealized loss on investments available for sale                        (92,000)             (77,000)
Accumulated deficit                                                  (12,510,000)         (11,643,000)
                                                                    ------------         ------------
                                                                       2,693,000            3,211,000
                                                                    ------------         ------------
                                                                    $  4,706,000         $  5,038,000
                                                                    ============         ============


                 See accompanying notes to financial statements

                         AMERICAN BIO MEDICA CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                   FOR THE SIX MONTHS ENDED
                                                                          OCTOBER 31,
                                                                ---------------------------------
                                                                    2000                 1999
                                                                ------------         ------------
Net sales                                                       $  4,176,000         $  4,249,000

Cost of goods sold                                                 1,436,000            2,115,000
                                                                ------------         ------------
Gross profit                                                       2,740,000            2,134,000
                                                                ------------         ------------
Operating expenses:
    Selling, general and administrative (including non-cash
    compensation of $364,000 - 2000)                               3,288,000            1,994,000
    Depreciation                                                      61,000               18,000
    Research and development                                         318,000              258,000
                                                                ------------         ------------
                                                                   3,667,000            2,270,000
                                                                ------------         ------------
Operating loss                                                      (927,000)            (136,000)
                                                                ------------         ------------
Other income (expense):
   Gain on sale of marketable securities                                                   15,000
   Gain on sale assets                                                                     32,000
   Interest income                                                    64,000               44,000
   Interest expense                                                   (4,000)             (12,000)
                                                                ------------         ------------
                                                                      60,000               79,000
                                                                ------------         ------------

Net loss                                                        $   (867,000)        $    (57,000)

Adjustments:
Preferred stock beneficial conversion feature                                            (123,000)
Preferred stock dividends                                                                 (54,000)
                                                                ------------         ------------
Net loss attributable to common shareholders                    $   (867,000)        $   (234,000)
                                                                ============         ============
Basic and diluted net loss
   per common share                                             $      (0.05)        $      (0.02)

 Weighted average shares outstanding -
    basic and diluted                                             18,045,548           14,923,341
                                                                ============         ============


                         AMERICAN BIO MEDICA CORPORATION
                         STATEMENT OF COMPREHENSIVE LOSS

Net loss                                                        $   (867,000)        $    (57,000)
Other comprehensive loss:
  Unrealized loss on investments                                     (15,000)             (13,000)
                                                                ------------         ------------
  Comprehensive loss                                            $   (882,000)        $    (70,000)
                                                                ============         ============

                 See accompanying notes to financial statements

                         AMERICAN BIO MEDICA CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                   FOR THE THREE MONTHS ENDED
                                                                          OCTOBER 31,
                                                                ---------------------------------
                                                                    2000                 1999
                                                                ------------         ------------
Net sales                                                       $  2,021,000         $  2,122,000

Cost of goods sold                                                   694,000            1,033,000
                                                                ------------         ------------
Gross profit                                                       1,327,000            1,089,000
                                                                ------------         ------------
Operating expenses:
    Selling, general and administrative (including non-cash
    compensation of $182,000 - 2000)                               1,533,000            1,087,000
    Depreciation                                                      32,000                9,000
    Research and development                                         199,000               23,000
                                                                ------------         ------------
                                                                   1,946,000            1,119,000
                                                                ------------         ------------
Operating loss                                                      (619,000)             (30,000)
                                                                ------------         ------------
Other income (expense):
   Loss on sale of marketable securities                                                  (43,000)
   Gain on sale assets                                                                     32,000
   Interest income                                                    27,000               17,000
   Interest expense                                                   (2,000)              (6,000)
                                                                ------------         ------------
                                                                      25,000                    0
                                                                ------------         ------------
Net loss                                                        $   (594,000)        $    (30,000)

Adjustments:
Preferred stock dividends                                                                 (22,000)
                                                                ------------         ------------
Net loss attributable to common shareholders                    $   (594,000)        $    (52,000)
                                                                ============         ============
Basic and diluted net loss
   per common share                                             $      (0.03)        $      (0.00)

 Weighted average shares outstanding -
    basic and diluted                                             18,045,548           14,923,341
                                                                ============         ============

                                AMERICAN BIO MEDICA CORPORATION
                                STATEMENT OF COMPREHENSIVE LOSS

Net loss                                                        $   (594,000)        $    (30,000)
Other comprehensive loss:
  Unrealized gain (loss) on investments                              (28,000)              31,000
                                                                ------------         ------------
  Comprehensive loss                                            $   (622,000)        $      1,000
                                                                ============         ============

                 See accompanying notes to financial statements

                         AMERICAN BIO MEDICA CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        FOR THE SIX MONTHS ENDED
                                                                                               OCTOBER 31,
                                                                                     -------------------------------
                                                                                        2000                1999
                                                                                     -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                            $  (867,000)        $   (57,000)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation                                                                         61,000              49,000
     Provision for bad debts                                                             (11,000)             35,000
     Amortization of compensatory stock and stock options                                364,000
     Accrued interest                                                                    (27,000)            (10,000)
     Research and development costs paid through accounts receivable reduction                               134,000
     Changes in:
       Accounts receivable (and notes receivable in 1999)                               (447,000)           (690,000)
       Inventory                                                                         (57,000)            211,000
       Prepaid expenses                                                                  (31,000)           (162,000)
       Restricted cash                                                                    (4,000)
       Other assets                                                                       11,000              (5,000)
       Accounts payable and accrued expenses                                             317,000             402,000
                                                                                     -----------         -----------
         Net cash used in operating activities                                          (557,000)           (227,000)
                                                                                     -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                                              (40,000)           (107,000)
  Loan to Biosys, Inc.                                                                  (100,000)
  Loan to director/stockholder                                                          (120,000)
  Purchase of investments                                                                                    (73,000)
  Sales and maturity of investments                                                                          442,000
  Gain on sale of investments                                                                                  4,000
                                                                                     -----------         -----------
         Net cash provided by (used in) investing activities                            (260,000)            266,000
                                                                                     -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Settlement of registration rights agreement                                                               (100,000)
  Repayment of notes payable to stockholder                                             (125,000)
  Capital lease payments                                                                  (6,000)             (7,000)
                                                                                     -----------         -----------
         Net cash used in financing activities                                          (131,000)           (107,000)
                                                                                     -----------         -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                               (948,000)            (68,000)
Cash and cash equivalents - beginning of period                                        1,207,000             131,000
                                                                                     -----------         -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                            $   259,000         $    63,000
                                                                                     ===========         ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during year for:
      Interest                                                                       $     3,000         $     4,000

NON-CASH ACTIVITIES:
   Common stock dividends paid to holders of preferred stock                                             $    60,000
   Dividend accrued not yet paid                                                                         $    22,000
   Conversion of Biosys, Inc. loan to equity investment in Biosys, Inc.              $   380,000


                 See accompanying notes to financial statements

Notes to Financial statements

                                October 31, 2000

Note A - Basis of Reporting

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of American Bio Medica Corporation (the "Company" or "ABMC") at October 31, 2000, and the results of its operations, and cash flows for the six-month and three-month periods then ended. The results of operations for the six-month and three month periods ended October 31, 2000 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended April 30, 2000 included in the Company's Form 10-KSB.

     During the year ended April 30, 2000, the Company sustained a net loss of $2,136,000 and had net cash outflows from operating activities of $846,000. During the six months ended October 31, 2000, the Company sustained a net loss of $867,000 principally due to an increase in selling, general and administrative expenses and had net cash outflows from operating activities of $557,000. The Company has taken a number of steps to improve its financial prospects including entering into national and international distribution agreements with a number of distributors, completed an in-house strip manufacturing program to reduce costs, initiated an aggressive program to market the Drug Detector(TM) to the retail market through several large retail pharmacies, and other measures to enhance profit margins. In addition, the Company is negotiating with an institutional investor to purchase up to $6 million of Company common shares over a 24 month period. The purchase price per share will be based on future performance of the common shares. The proceeds from this financing, if completed, will be used for operations and growth over the next 24 months. There is no assurance that the Company will be able to complete this financing.

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

Note C - Litigation

     "Patent, Trademark, and Unfair Competition Litigation"

     On January 26, 1999, the Company was granted a U.S. Patent for the design of the Multiple Test Card, known as the Rapid Drug Screen. On April 7, 1999, the Company filed suit in the federal court in Delaware against Phamatech, Inc., (hereinafter "Phamatech") of California. Phamatech was a former supplier of the Company and in that capacity acquired proprietary information on the Company's Rapid Drug Screen that it used to "knock off" the Company's product. This case was transferred from Delaware to California. In July 2000, the California Court granted ABMC's motion to add Tuan Pham, President of Phamatech, as an individual defendant in the suit. The Court also ordered that Wolfe & Associates (aka Wolfe Data) and James Wolfe, Elite Health Services, LLC and John Polanco (former ABMC distributors now selling the alleged infringing product) be joined as defendants. Peninsula Drug Analysis Co., Inc. and James Ramsey (former ABMC distributor selling a private label knock off manufactured by Phamatech), and Dipro Diagnostics of North America (another party selling the private label knock off manufactured by Phamatech) are already parties. The Company is alleging patent infringement, violation of trademark and trade dress rights, and unfair competition against all parties.

     On April 8, 1999, one day after the Company filed its Delaware suit, Phamatech, Inc. filed suit in the federal court in San Diego, California asking for a declaration that the Company's patent is invalid. It also claimed breach of contract damages for an alleged non-payment of invoices by the Company. The Company's transferred Delaware case and Phamatech's California case have been placed on the same trial docket in San Diego. By Order dated July 24, 2000, the Court directed the competing California based suits be consolidated in one case. Phamatech sought summary judgment on its declaratory judgment on the Company's patent claims. The trial court denied the motion. For reasons stated in an opinion, the trial court denied the Company's trademark claim. Phamatech since has moved for partial summary judgment on ABMC's unregistered trade dress claim. The motion is pending decision. An ABMC application for protection and registration of another portion of its trade dress has been adversely decided by the examiner at the United States Patent and Trademark Office, and the Company plans an appeal.

     Counter-Defendants, Phamatech and Tuan Pham, on or about October 10, 2000, brought four claims for relief against ABMC: (1) abuse of intellectual property;
(2) unfair competition; (3) interference with business relationships; and (4) declaratory judgment. ABMC is vigorously contesting and has moved to dismiss these retaliatory claims. That motion will be heard in the first quarter of 2001. The Court has issued a scheduling order providing that discovery is to conclude on April 30, 2001 with a pre-trial conference in October 2001.

     There has been limited discovery undertaken in connection with the foregoing claims, and counsel for ABMC was not involved in the patent or trademark registration application. For those reasons, counsel for ABMC is unable to express an opinion about the outcome of the parties' respective claims and defenses.

     In October 1999, the Company sued Larry Hartselle, Drug Detection Devices, and Gulf Supply for patent infringement, trademark dilution, and unfair competition. It was alleged that they were also selling the Phamatech knock off. Drug Detection Devices was alleged to be selling yet another private label manufactured by Phamatech. Larry Hartselle d/b/a Instant Drug Detection is a former distributor who was selling the Phamatech knock-off. Gulf Supply is alleged to be selling the private label knock off sold by Drug Detection Devices. The claims against Hartselle and 3DL have been settled by the parties. The terms are confidential. As a non-confidential part of the agreement, Hartselle, without admitting any liability, has agreed to a consent order prohibiting him from selling the knock-off product in all configurations and from infringing any other ABMC property. The Company has agreed to stay the claims against the remaining party, Gulf Supply Co., Inc., pending resolution of the above-referenced California case which is anticipated to govern the outcome of the claims against Gulf Supply Co., Inc.

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

     In June 1999, an individual, Richard Davidson, filed suit in New York claiming that two placement memoranda dated respectively September 15, 1992 and February 5, 1993, obligated the Company to issue him 1,155,601 common shares of the Company. The claim is that he is entitled to the common shares in consideration of brokering the acquisitions subject to the Share Exchange Agreement with Dr. Robert Friedenberg. In addition, the individual is claiming a finder's fee of five percent of the funds raised by the September 1992 private placement. He alleges that a sum of one million dollars was raised. Finally, he claims that he is entitled to a consulting fee of $24,000. Management denies the claims and is vigorously contesting the suit. It is scheduled for a jury trial in the fourth calendar quarter of 2000.

     ABMC has filed a motion for summary judgment against Davidson. Davidson has cross-moved for summary judgment. The jury trial scheduled for November 2000 has been postponed. The Company is awaiting decisions on the motions and, if necessary, rescheduling of the trial date.

Note D - Reclassifications

     Certain items have been restated to conform with the current presentation.

Note E - Other matters

     Included in Accounts Receivable is adjusted for non-cash amount of $134,000 for Research and Development costs incurred during the six months ended October 31, 2000. The costs were the result of work performed by a current customer to evaluate the Tricyclic Antidepressant (TCA) component of the Rapid Drug Screen
(RDS). These costs are being credited against the customer's account in lieu of payment.

     In October 2000, the outstanding loan balance of $380,000 to BioSys, Inc. was converted to an equity participation of the same amount in BioSys, Inc., representing 19% ownership. This conversion was exercised as part of an agreement included at the inception of the loan. The Company provided a loan in the amount of $380,000 to BioSys, Inc. ("BioSys"). BioSys is a development stage company focusing on developing, manufacturing, marketing and selling proprietary new products for the industrial microbiology testing market. Gerald Moore, a director of the Company, is a stockholder and officer of BioSys. This loan was convertible into shares of common stock of BioSys, Inc. based on the percentage of the funds provided by the Company through this loan during the two year period ending July 14, 2001 compared to the total amount of funds provided to BioSys by all other investors during this period.

Note F - Registration Penalty

The Common Stock Purchase Agreement that the Company entered into with Seaside Partners in connection with the private placement of 1,408,450 common shares for $2,000,000 on April 28, 2000 provided that the Company was obligated to register these shares by filing a registration statement with the SEC and to have the registration statement declared effective by October 28, 2000. The Common Stock Purchase Agreement further provided that the Company would be obligated to pay to Seaside Partners liquidated damages in an amount equal to five percent per month (or any part thereof), compounded monthly on $2,000,000 for the period beginning on October 29, 2000 and ending on the date the registration statement is declared effective by the SEC. The registration statement was declared effective, November 30, 2000, resulting in the Company being obligated to pay liquidated damages of approximately $110,000 to Seaside Partners ($9.000 at October 31, 2000). The Company is currently negotiating with Seaside Partners with respect to alternate non-cash methods of payment of the liquidated damages or to reduce the amount of liquidated damages if paid in cash.

Item 2. Management's Discussion and Analysis or Plan of Operation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED OCTOBER 31, 2000 AND 1999

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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED OCTOBER 31, 2000 AS COMPARED TO THE SIX MONTHS ENDED OCTOBER 31, 1999
-----------------------------------------------------------------------------
     Net sales were $4,176,000 for the six months ended October 31, 2000 as compared to $4,249,000 for the six months ended October 31, 1999, representing a decrease of $73,000 or 1.7%. This decrease was primarily attributed to a decrease in sales of the Rapid Drug Screen (TM), stemming, in large part, from the continued pressure from the sale of a "knock-off" product by a former supplier. During the 2001 Second Quarter, the Company continued its extensive program to market and distribute its primary product, the Rapid Drug Screen(TM). Further, significant progress was made, during the three months ended October 31, 2000, placing the Drug Detector(TM) in retail pharmacies. Several large retailers were contacted and at least one of these is expected to complete an order during the 2001 Third Quarter (ending January 31, 2001). The Company believes that sales from drug test kits together with Drug Detector (TM) will begin to grow steadily.

     Cost of goods sold for the six months ended October 31, 2000 was $1,436,000 or 34.4% of net sales as compared to $2,115,000 or 49.8% of net sales for the six months ended October 31, 1999. This decrease resulted primarily from the Company's extensive cost reduction program aimed specifically at its in-place production process and the Company's in-house manufacturing of drug test strips. The Company confirmed that the cost reduction programs, previously initialed, have been completed and margins have met managements expectations.

     The decrease in net sales of drug test kits in the six months ended October 31, 2000 was significantly less than the 37.9% increase in the six months ended October 31, 1999 compared to the six months ended October 31, 1998. Management believes that the Company's net sales continued to be significantly impacted by the production and sale of a "knock-off" product by a former supplier. The Company cannot reasonably estimate the full impact of this on the fiscal year ended April 30, 2000. Certain of the Company's former distributors also began selling the knock-off product in the 2000 Fiscal Year. The Company has filed a lawsuit against the former supplier and certain of the former distributors alleging patent infringement, trademark dilution and unfair competition. See "Note C - Litigation" to the Company's unaudited financial statements. Management believes that as the Company successfully settles these lawsuits or the courts' rule in favor of the Company following the trial of these lawsuits, the Company's net sales will significantly increase.

     While revenues decreased 1.7% in the six months ended October 31, 2000, selling, general and administrative costs increased $930,000 or 46.6% to $2,924,000 compared to $1,994,000 for the six months ended October 31, 1999.

     The following table sets forth the percentage relationship of selling, general and administrative costs to net sales for the six months ended October 31, 2000 and October 31, 1999:

                                                  SIX MONTHS                        SIX MONTHS
                                                     ENDED                             ENDED
                                                  October 31,        Percent        October 31,       Percent
                                                     2000             Sales            1999            Sales
                                                ---------------    ------------   ---------------   ------------
Sales salaries and commissions                  $      449,000        10.8%       $      521,000       12.3%
Sales travel                                           176,000         4.2%              217,000        5.1%
Consulting and other selling expenses                  207,000         5.0%              315,000        7.4%
Marketing and promotion                                363,000         8.7%              153,000        3.6%
Investor relations costs                               221,000         5.3%              120,000        2.8%
Legal fees                                             652,000        15.6%              190,000        4.5%
Accounting fees                                        138,000         3.3%               20,000        0.5%
Office salaries                                        384,000         9.2%              147,000        3.5%
Payroll taxes and insurance                             93,000         2.2%               79,000        1.9%
Telephone                                               75,000         1.8%               64,000        1.5%
Insurance                                               23,000         0.5%               25,000        0.6%
Bad Debts                                                                                 37,000        0.9%
Other administrative costs                             143,000         3.4%              106,000        2.4%
                                                --------------                    --------------
Total selling, general and
   administrative costs                         $    2,924,000        70.0%       $    1,994,000       47.0%
                                                ==============                    ==============

     Management believes that the amount of selling, general and administrative costs will increase as the Company continues to create the necessary infrastructure to meet the Company's worldwide drug test marketing and production goals. These costs will also increase as the Company increases its marketing efforts relating to over-the-counter sales of the Drug Detector (TM) and increases its direct selling efforts in connection with all of the Company's products.

     Legal fees for the six months ended October 31, 2000 were $652,000 or 15.6% of net sales, an increase of $462,000, compared to legal fees of $190,000 or 4.5% of net sales for the six months ended October 31, 1999. This increase in legal fees is primarily due to the substantial legal fees incurred in connection with the lawsuits filed against a former supplier and certain former distributors in connection with the production and sale of a knock-off product. Management believes that the Company's successful prosecution of these lawsuits will result in a significant increase in the Company's sales revenue.

     As a result of expenses associated with an internal restructuring of its marketing department, marketing and promotion costs increased $210,000 to $363,000 or 8.7% of net sales for the six months ended October 31, 2000 compared to $153,000 or 3.6% of net sales for the six months ended October 31, 1999.

     Office salaries for the six months ended October 31, 2000 were $384,000 or 9.2% of net sales, an increase of $237,000, compared to office salaries of $147,000 or 3.5% of net sales for the six months ended October 31, 1999. This increase was primarily due to an increase in staff in purchasing and quality assurance.

     Accounting fees for the six months ended October 31, 2000 were $138,000 or 3.3% of net sales, an increase of $118,000, compared to accounting fees of $20,000 or 0.5% of net sales for the six months ended October 31, 1999. This was primarily due to an under accrual in October 1999.

     The increases in legal fees, marketing and promotion costs, office salaries and accounting fees during the six months ended October 31, 2000 were partially offset by decreases in sales salaries and commissions and consulting and other selling expenses. Sales salaries and commissions for the six months ended October 31, 2000 were $449,000 or 10.8% of net sales, a decrease of $72,000, compared to sales salaries and commissions of $521,000 or 12.3% of net sales for the six months ended October 31, 1999. Consulting and other selling expenses decreased $108,000 to $207,000 for the six months ended October 31, 2000 compared to $315,000 for the six months ended October 31, 1999. This decrease was primarily due to a reduction in staff and less reliance on consultants.

     Depreciation expense increased $43,000 to $61,000 or 1.5% of net sales for the six months ended October 31, 2000 compared to depreciation of $18,000 or .4% of net sales for the six months ended October 31, 1999.

     The Company amortized a non-cash compensation charge of $364,000 or 8.7% of net sales associated with the issuance of common shares and grants of options to purchase common shares in the six months ended October 31, 2000 as compensation for consulting and professional services performed in fiscal 2000. No non-cash compensation charge was incurred in the six months ended October 31, 1999.

     Research and development expenses for the six months ended October 31, 2000 were $318,000 compared to $258,000 for the six months ended October 31, 1999. This increase was primarily due to additional scientific headcount and use of consultants to supplement the Company's successful implementation of certain quality standards in the manufacturing of the Rapid Drug Screen(TM) product during Fiscal 2000.

     Net loss from operations increased to $867,000 for the six months ended October 31, 2000 compared to $57,000 for the six months ended October 31, 1999.

    RESULTS OF OPERATIONS FOR THE FISCAL QUARTER ENDED OCTOBER 31, 2000 (the "2001 Second Quarter") AS COMPARED TO THE FISCAL QUARTER ENDED OCTOBER 31, 1999 (the "2000 Second Quarter")
--------------------------------------------------------------------------------

     Net sales were $2,021,000 for the 2001 Second Quarter as compared to $2,122,000 for the 2000 Second Quarter, representing an decrease of $101,000 or 4.8%. Continued pressure from "knock-off" products coupled with pricing pressure from other competitors is hampering sales growth. During the 2001 Second Quarter, the Company continued its extensive program to market and distribute its primary product, the Rapid Drug Screen(TM). The Company believes that sales from drug test kits will begin to grow steadily.

     Cost of goods sold for the 2001 Second Quarter was $694,000 or 34.3% of net sales as compared to $1,033,000 or 48.7% of net sales for the 2000 Second Quarter. This decrease is consistent with the 2001 First Quarter and resulted primarily from the Company's extensive cost reduction program aimed specifically at its in-place production process and the Company's in-house manufacturing of drug test strips.

     Management believes that the Company's net sales decrease of 4.8% for the 2001 Second Quarter was primarily due to the production and sale of a "knock-off" product by a former supplier. Certain of the Company's former distributors continued selling the "knock-off" product in the 2001 First Quarter. The Company filed a lawsuit against the former supplier and certain of the former distributors alleging patent infringement, trademark dilution and unfair competition. See "Note C - Litigation" to the Company's unaudited financial statements. Management believes that as the Company successfully settles these lawsuits or the courts' rule in favor of the Company following the trial of these lawsuits, the Company's net sales will significantly increase.

     While revenues declined in the 2001 Second Quarter, selling, general and administrative costs increased $446,000 or 41.0% to $1,533,000 for the 2001 Second Quarter compared to $1,087,000 for the 2000 Second Quarter.

         The following table sets forth the percentage relationship of selling, general and administrative costs to net sales for the 2001 Second Quarter and 2000 Second Quarter:


                                            Second                      Second
                                            Quarter         Percent     Quarter        Percent
                                             2001            Sales       2000           Sales
                                          -----------      ---------  -----------     ---------
Sales salaries and commissions            $   263,000        13.0%    $   271,000       12.8%
Sales travel                                   77,000         3.8%        118,000        5.5%
Consulting and other selling expenses          85,000         4.2%        235,000       11.1%
Marketing and promotion                       222,000        11.0%         99,000        4.7%
Investor relations costs                      126,000         6.2%         80,000        3.8%
Legal fees                                    329,000        16.3%         86,000        4.1%
Accounting fees                                57,000         2.8%
Office salaries                               208,000        10.3%         21,000        1.0%
Payroll taxes and insurance                    45,000         2.3%         41,000        1.9%
Telephone                                      37,000         1.8%         36,000        1.7%
Insurance                                      10,000         0.5%         14,000        0.7%
Bad Debts                                      (9,000)       (0.4%)        20,000        0.9%
Other administrative costs                     83,000         4.1%         66,000        3.0%
                                          -----------                 -----------
Total selling, general and
   administrative costs                   $ 1,533,000        75.9%    $ 1,087,000       51.2%
                                          ===========                 ===========

     Management believes that the amount of selling, general and administrative costs will increase as the Company continues to create the necessary infrastructure to meet the Company's worldwide drug test marketing and production goals. However, steps are being taken to slow the rate of increase to be more consistent with the growth rate of the Company. These costs will also increase as the Company increases its marketing efforts relating to over-the-counter sales of the Drug Detector (TM) and increases its direct selling efforts in connection with all of the Company's products.

     Legal fees for the 2001 Second Quarter were $329,000 or 16.3% of net sales, an increase of $243,000, compared to legal fees of $86,000 or 4.1% of net sales for the 2000 Second Quarter. This increase in legal fees is primarily due to the substantial legal fees incurred in connection with the lawsuits filed against a former supplier and certain former distributors in connection with the production and sale of a "knock-off" product. Management believes that the Company's successful prosecution of these lawsuits will result in a significant increase in the Company's sales revenue.

     As a result of expenses associated with an internal restructuring of its marketing department, marketing and promotion costs increased $123,000 to $222,000 or 11.0% of net sales for the 2001 Second Quarter compared to $99,000 or 4.7% of net sales for the 2000 Second Quarter.

     Office salaries for the 2001 Second Quarter were $208,000 or 10.3% of net sales, an increase of $187,000, compared to office salaries of $21,000 or 1.0% of net sales for the 2000 Second Quarter. This increase was primarily due to an increase in staff in purchasing and quality assurance. Also contributing to this were salary adjustments for management.

     Accounting fees for the 2001 Second Quarter were $57,000 or 2.8% of net sales compared to no accounting fees for the 2000 Second Quarter. This was primarily due to an under accrual during the 2000 Second Quarter.

     The increases in legal fees, marketing and promotion costs, office salaries and accounting fees during the 2001 Second Quarter were partially offset by decreases in sales salaries and commissions. Sales travel for the 2001 Second Quarter decreased $41,000 to $77,000 or 3.8% of net sales, compared to $118,000 or 5.5% for the 2000 Second Quarter. Consulting and other selling expenses also declined in the 2001 Second Quarter by $150,000 to $85,000 or 4.2% of net sales, compared to $235,000 or 11.1% of net sales for the 2000 Second Quarter.

     The Company amortized a non-cash compensation charge of $182,000 or 9.0% of net sales associated with the issuance of common shares and grants of options to purchase common shares in fiscal 2000 as compensation for consulting and professional services. No non-cash compensation charge was incurred in the 2000 Second Quarter.

     Depreciation expense increased $23,000 to $32,000 or 1.6% of net sales for the 2001 Second Quarter compared to depreciation of $9,000 or 0.4% of net sales for the 2000 Second Quarter.

     Research and development expenses for the 2001 Second Quarter were $199,000 compared to $23,000 for the 2000 Second Quarter. This increase was primarily due to additional headcount in the Company's New Jersey laboratory facility. This headcount increase was the result of the successful implementation of certain quality standards in the manufacturing of the Rapid Drug Screen(TM) product during Fiscal 2000. Further, the cost of an evaluation of the Company's TCA component by an existing customer has been included in research and development and the customer has agreed to accept a credit to amounts owed the Company in lieu of payment.

     Net loss from operations increased to $619,000 for the 2001 Second Quarter compared to $30,000 for the 2000 Second Quarter.

LIQUIDITY AND CAPITAL RESOURCES AS OF OCTOBER 31, 2000

     The Company has working capital of $1,270,000 at October 31, 2000 as compared to working capital of $2,016,000 at April 30, 2000. The Company has historically satisfied its net working capital requirements through cash generated by proceeds from private placements of equity securities with institutional investors. The Company has never paid any dividends on its Common Shares. The Company anticipates that all future earnings, if any, will be retained for use in the Company's business and it does not anticipate paying any cash dividends.

     Net cash used in operating activities was $557,000 for the six months ended October 31, 2000 compared to net cash used in operating activities of $227,000 for the six months ended October 31, 1999. The net cash used in operating activities in the six months ended October 31, 2000 was primarily due to the net loss of $867,000 and an increase in accounts receivable of $447,000 offset by amortization of compensatory stock and stock options of $364,000 and an increase in accounts payable and accrued expenses of $317,000. The net cash used in operating activities in the six months ended October 31, 1999 was primarily due to the net loss of $57,000 and an increase in accounts receivable of $690,000 offset by a decrease in inventory of $211,000 and an increase in accounts payable and accrued expenses of $402,000.

     Net cash used in investing activities was $260,000 for the six months ended October 31, 2000 compared to net cash provided by investing activities of $266,000 for the six months ended October 31, 1999. The net cash used in investing activities for the six months ended October 31, 2000 was primarily due to an additional $100,000 loan to BioSys, Inc. and an additional $120,000 loan to a director/stockholder, and purchase of property plant & equipment of $40,000. The net cash provided by investing activities in the six months ended October 31, 1999 was primarily due to sales and maturities of investments of $442,000 offset by purchases of investments of $73,000 and property plant and equipment of $107,000.

     Net cash used in financing activities was $131,000 for the six months ended October 31, 2000, consisting primarily of the satisfaction of a note payable to a stockholder of $125,000, compared to net cash used in financing activities of $107,000 for the six months ended October 31, 1999. The net cash used in financing activities in the six months ended October 31, 1999 was primarily due to the settlement of registration rights agreement.

     At October 31, 2000 and 1999, the Company had cash and cash equivalents of $259,000 and $63,000, respectively.

     The Company's primary short-term needs are to increase its manufacturing and production capabilities, establish adequate inventory levels to support expected sales, continue to support its research and development programs, finance its patent infringement litigation and to increase its direct sales force. The Company currently plans to expend approximately $100,000 for the expansion and development of its manufacturing facilities in addition to its marketing and general administrative programs.

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

     The Company believes that its available cash and cash from operations will be sufficient to satisfy its funding needs through April 30, 2001. Thereafter, if cash generated from operations is insufficient to satisfy the Company's working capital and capital expenditure requirements, the Company may be required to sell additional equity or debt securities or obtain additional credit facilities. At present, the Company is negotiating with an institutional investor to purchase up to $6 million of Company common shares over a 24 month period. The purchase price per share will be based on future performance of the common shares. The proceeds from this financing, if completed, will be used for operations and growth over the next 24 months. The company is required to register any common shares sold to the institutional investor as part of this financing under the Securities Act of 1933 for sale by the institutional investor. Any resale of these common shares by the institutional investor could cause the trading price of the common shares to decline. There is no assurance that that such financing will be available or that the Company will be able to complete this financing on satisfactory terms, if at all. If this financing is not completed, the Company will seek other sources of equity financing.

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

     None.

Item 3. Defaults upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security-Holders

     The following matters were voted upon at the Company's Annual Meeting of Shareholders held at Herbert's at Birch Hill in Castleton, N.Y. on September 20, 2000.

                       PROPOSAL 1 - ELECTION OF DIRECTORS



TOTAL SHARES VOTED:     9,777,384               OUTSTANDING SHARES: 18,045,548
PERCENT OF SHARES VOTED: 54.2%



         Director           For              Pct.        Withheld         Pct.
         --------           ---              ---         --------         ----

         Stan Cipkowski     8,944,982        91.5        832,382           8.5
         Robert Aromando    9,416,261        96.3        361,103           3.7
         Edmund Jaskiewicz  9,384,661        96.0        392,703           4.0
         Gerald Moore       9,381,361        95.9        396,003           4.1
         Jay Bendis         9,150,064        93.6        627,300           6.4
         Denis O'Donnell    9,416,361        96.3        361,003           3.7



     PROPOSAL 2 - SHAREHOLDER PROPOSAL WITH RESPECT TO LOANS BY THE COMPANY
                      TO OFFICERS, DIRECTORS AND EMPLOYEES


         For:              743,813  Percent:    7.6
         Against:        9,016,881  Percent:   92.2
         Abstain:           16,670  Percent:    0.2



     PROPOSAL 3 - SHAREHOLDER PROPOSAL WITH RESPECT TO CORPORATE INVESTMENTS
                                 BY THE COMPANY


         For:              704,746  Percent:    7.2
         Against:        9,055,439  Percent:   92.6
         Abstain:           17,179  Percent:    0.2

   PROPOSAL 4 - SHAREHOLDER PROPOSAL WITH RESPECT TO THE COMPANY'S ABILITY TO
                             ISSUE PREFERRED STOCK



         For:              675,810  Percent:    6.9
         Against:        9,075,279  Percent:   92.8
         Abstain:           26,275  Percent:    0.3


   PROPOSAL 5 - SHAREHOLDER PROPOSAL WITH RESPECT TO THE COMPANY'S STOCK
                                  OPTION PLANS



         For:              721,277  Percent:    7.4
         Against:        9,028,377  Percent:   92.3
         Abstain:           27,710  Percent:    0.3


Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits
           None.

     (b) Reports on Form 8-K
           None.

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    AMERICAN BIO MEDICA CORPORATION
                                        (Registrant)

                                     By: /s/Stan Cipkowski
                                         ------------------
                                         Stan Cipkowski,
                                         Chairman of the
                                         Board of Directors
                                         President and
                                         Chief Executive Officer









Dated: December 15, 2000