Form 10QSB
period 2001-01-31
AMERICAN BIO MEDICA CORP
filed 2001-03-15
CIK 896747

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended January 31, 2001.


[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934.


     For the transition period from                     to
                                   ---------------------  ----------------------

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

      18,020,548 Common Shares as of March 15, 2001



      Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                     PART I
                              FINANCIAL INFORMATION
                         AMERICAN BIO MEDICA CORPORATION
                                 BALANCE SHEETS

                                                                    JANUARY 31,              APRIL 30,
                                                                       2001                    2000
                                                                    (UNAUDITED)
                                                                   -------------            ------------
                               ASSETS
                               ------
Current assets:
  Cash and cash equivalents                                         $    325,000            $  1,207,000
  Investments                                                             46,000                  74,000
  Accounts receivable, net                                             1,059,000               1,150,000
  Due from director/stockholder                                          106,000
  Inventory                                                            1,436,000               1,332,000
  Prepaid expenses                                                        47,000                  46,000
                                                                    ------------            ------------

  Total  current assets                                                3,019,000               3,809,000

Property, plant and equipment, net                                       354,000                 388,000
Due from director/stockholder                                            374,000                 335,000
Restricted cash                                                          118,000                 112,000
Other assets                                                              96,000                 114,000
Loan receivable -- BioSys, Inc.                                                                  280,000
                                                                    ------------            ------------

                                                                    $  3,961,000            $  5,038,000
                                                                    ============            ============

                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------

Current liabilities:
  Accounts payable and accrued expenses                             $  1,796,000            $  1,655,000
  Note payable -- stockholder                                                                    125,000
  Current portion of capital lease obligations                            17,000                  13,000
                                                                    ------------            ------------

 Total current liabilities                                             1,813,000               1,793,000

  Long term portion of capital lease obligations                          23,000                  34,000
                                                                    ------------            ------------

 Total liabilities                                                     1,836,000               1,827,000
                                                                    ------------            ------------

Stockholders' equity:
 Preferred stock; par value $.01 per share; 5,000,000 shares authorized; none issued and outstanding
 Common stock; par value $.01 per share; 30,000,000 shares
    authorized; 18,020,548 and 18,045,548 shares issued and
    outstanding at January 31, 2001 and April 30, 2000
    respectively
                                                                         180,000                 180,000
Additional paid-in capital                                            15,195,000              15,210,000
Subscription receivable                                                   (5,000)                 (5,000)
Unearned portion of compensation                                                                (454,000)
Unrealized loss on investments available for sale                       (104,000)                (77,000)
Accumulated deficit                                                  (13,141,000)            (11,643,000)
                                                                    ------------            ------------

                                                                       2,125,000               3,211,000
                                                                    ------------            ------------

                                                                    $  3,961,000            $  5,038,000
                                                                    ============            ============

                 See accompanying notes to financial statements

                         AMERICAN BIO MEDICA CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                     FOR THE NINE MONTHS ENDED
                                                                              JANUARY 31,
                                                                 --------------------------------
                                                                      2001                2000
                                                                 -----------          -----------
Net sales                                                        $ 5,822,000          $ 6,046,000

Cost of goods sold                                                 1,983,000            2,948,000
                                                                 -----------          -----------

Gross profit                                                       3,839,000            3,098,000
                                                                 -----------          -----------

Operating expenses:
    Selling, general and administrative (including non-
          cash compensation of $454,000 in 2001)                   4,753,000            3,118,000
    Depreciation                                                      94,000               27,000
    Research and development                                         462,000              500,000
                                                                 -----------          -----------
                                                                   5,309,000            3,645,000
                                                                 -----------          -----------

Operating loss                                                    (1,470,000)            (547,000)
                                                                 -----------          -----------

Other income (expense):
   Gain on sale of marketable securities                                                   10,000
   Gain on sale of assets                                                                  41,000
   Interest income                                                    89,000               61,000
   Interest expense                                                   (8,000)             (19,000)
                                                                 -----------          -----------
                                                                      81,000               93,000
                                                                 -----------          -----------

Net loss                                                         $(1,389,000)         $  (454,000)

Adjustments:
Registration effectiveness penalty                                  (109,000)
Preferred stock beneficial conversion feature                                            (123,000)
Preferred stock dividends                                                                 (76,000)
                                                                 -----------          -----------
Net loss attributable to common stockholders                     $(1,498,000)         $  (653,000)
                                                                 ===========          ===========

Basic and diluted net loss
   per common share                                              $     (0.08)         $     (0.04)

 Weighted average shares outstanding
    basic and diluted                                             18,041,653           15,091,417
                                                                 ===========          ===========

                         AMERICAN BIO MEDICA CORPORATION
                         STATEMENT OF COMPREHENSIVE LOSS

Net loss                                                         $(1,389,000)         $  (454,000)
Other comprehensive loss:
  Unrealized loss on investments                                     (27,000)              (3,000)
                                                                 -----------          -----------
  Comprehensive loss                                             $(1,416,000)         $  (457,000)
                                                                 ===========          ===========

                 See accompanying notes to financial statements

                         AMERICAN BIO MEDICA CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                       FOR THE THREE MONTHS ENDED
                                                                               JANUARY 31,
                                                                  -----------------------------------
                                                                      2001                    2000
                                                                  ------------           ------------
Net sales                                                         $  1,646,000           $  1,797,000

Cost of goods sold                                                     547,000                833,000
                                                                  ------------           ------------

Gross profit                                                         1,099,000                964,000
                                                                  ------------           ------------

Operating expenses:
    Selling, general and administrative (including non-
          cash compensation of $91,000 in 2001)                      1,465,000              1,124,000
    Depreciation                                                        33,000                  9,000
    Research and development                                           144,000                242,000
                                                                  ------------           ------------
                                                                     1,642,000              1,375,000
                                                                  ------------           ------------

Operating loss                                                        (543,000)              (411,000)
                                                                  ------------           ------------

Other income (expense):
   Loss on sale of marketable securities                                                       (5,000)
   Gain on sale of assets                                                                       9,000
   Interest income                                                      25,000                 17,000
   Interest expense                                                     (4,000)                (7,000)
                                                                  ------------           ------------
                                                                        21,000                 14,000
                                                                  ------------           ------------

Net loss                                                          $   (522,000)          $   (397,000)

Adjustments:
Registration effectiveness penalty                                    (109,000)
Preferred stock dividends                                                                     (22,000)
                                                                  ------------           ------------
Net loss attributable to common stockholders                      $   (631,000)          $   (419,000)
                                                                  ============           ============

Basic and diluted net loss
   per common share                                               $      (0.03)          $      (0.03)

 Weighted average shares outstanding --
    basic and diluted                                               18,033,863             15,091,417
                                                                  ============           ============


                         AMERICAN BIO MEDICA CORPORATION
                         STATEMENT OF COMPREHENSIVE LOSS

Net loss                                                          $   (522,000)          $   (397,000)
Other comprehensive loss:
  Unrealized gain (loss) on investments                                (12,000)                10,000
                                                                  ------------           ------------
  Comprehensive loss                                              $   (534,000)          $   (387,000)
                                                                  ============           ============

                 See accompanying notes to financial statements

                         AMERICAN BIO MEDICA CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                            FOR THE NINE MONTHS ENDED
                                                                                                   JANUARY 31,
                                                                                         -------------------------------
                                                                                            2001                 2000
                                                                                         -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                                $(1,389,000)        $  (454,000)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation                                                                             94,000              76,000
     Provision for bad debts                                                                 (11,000)
     Amortization of compensatory stock and stock options                                    454,000
     Accrued interest                                                                        (39,000)
     Changes in:
       Accounts receivable (and notes receivable in 2000)                                    102,000            (775,000)
       Inventory                                                                            (104,000)             58,000
       Prepaid expenses and other current assets                                              (1,000)            (31,000)
       Restricted cash                                                                        (5,000)
       Other assets                                                                           17,000              (4,000)
       Accounts payable and accrued expenses                                                  31,000             984,000
                                                                                         -----------         -----------
         Net cash used in operating activities                                              (851,000)           (146,000)
                                                                                         -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                                                  (59,000)           (136,000)
  Loan to Biosys, Inc., net                                                                  280,000
  Loan to director/stockholder                                                              (120,000)            (58,000)
  Purchase of investments                                                                                        (73,000)
  Sales and maturity of investments                                                                              451,000
  Gain on sale of investments                                                                                    (12,000)
                                                                                         -----------         -----------
         Net cash provided by investing activities                                           101,000             172,000
                                                                                         -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Settlement of registration rights agreement                                                                   (100,000)
  Notes payable to stockholder                                                              (125,000)
  Capital lease payments                                                                      (7,000)            (11,000)
                                                                                         -----------         -----------
         Net cash used in financing activities                                              (132,000)           (111,000)
                                                                                         -----------         -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                   (882,000)            (85,000)
Cash and cash equivalents - beginning of period                                            1,207,000             131,000
                                                                                         -----------         -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                                $   325,000         $    46,000
                                                                                         ===========         ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during year for:
      Interest                                                                           $     8,000         $    19,000

NON-CASH ACTIVITIES:
   Common stock dividends paid to holders of preferred stock                                                 $    76,000
   Dividend accrued not yet paid                                                                             $    22,000
   Adjustment for registration effectiveness penalty                                     $   109,000
   Stock surrendered to retire officer / director loan                                   $    15,000


                 See accompanying notes to financial statements

Notes to financial statements (unaudited)

                                January 31, 2001

Note A - Basis of Reporting

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of American Bio Medica Corporation (the "Company" or "ABMC") at January 31, 2001, and the results of its operations, and cash flows for the nine-month period then ended. The results of operations for the nine-month period ended January 31, 2001 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the Company's audited financial statements and related disclosures for the year ended April 30, 2000 included in the Company's Form 10-KSB.

         During the year ended April 30, 2000, the Company sustained a net loss of $2,136,000 and had net cash outflows from operating activities of $846,000. During the nine months ended January 31, 2001, the Company sustained a net loss of $1,389,000, principally due to an increase in SG&A expense of $1,635,000 which includes a charge for non-cash compensation of $454,000, and had net cash outflows from operating activities of $851,000. The Company has taken a number of steps to improve its financial prospects including entering into national and international distribution agreements with a number of distributors, completing an in-house strip manufacturing program to reduce costs, initiating an aggressive program to market the Drug Detector(TM) to the retail market through several large and numerous independent retail pharmacies, and other measures to enhance profit margins. In addition, the Company is negotiating with an institutional investor to purchase up to $6 million of Company common shares over a 24 month period. The purchase price per share will be based on future performance of the common shares. The proceeds from this financing, if completed, will be used for operations and growth over the next 24 months. There can be no assurance that the Company will be able to complete this financing or of the amount of the proceeds this financing may raise for the Company if it is completed.

Note B - Loss Per Common Share

         Basic loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of outstanding common shares during the period. No effect has been given to potential issuances of common stock including outstanding options and warrants in the diluted computation, as their effect would be antidilutive.

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

Note C - Litigation

         "Patent, Trademark, and Unfair Competition Litigation"

         In April 1999, the Company filed suit in the District Court for the District of Delaware against Phamatech, Inc. ("Phamatech"), alleging, among other things, patent infringement and unfair competition. Also in April 1999, Phamatech filed suit in the District Court for the Southern District of California against the Company asking for a declaration that the Company's patent in question, relating to the design of its Multiple Test card used in its Rapid Drug Screen product, be declared invalid and also asking for damages relating to the Company's alleged breach of a supply contract. The Company's suit subsequently was transferred to California and the two suits have been consolidated as one suit (docket no. 99CV0709L) in the District Court for the Southern District of California (the "Court"). Phamatech is a former supplier to the Company that the Company alleges has used proprietary information gained from its supplier relationship to develop and market a "knock-off" of the Company's Rapid Drug Screen product.

         Since April 1999, the Company has added as parties Tuan Pham, the President of Phamatech, Wolf & Associates (a/k/a Wolf Data), James Wolf, Elite Health Services, LLC, and John Polanco. Peninsula Dry Analysis Co., Inc., James Ramsey and DiPro Products of North America, Inc. were original defendants. Wolf & Associates, James Wolf, Elite Health Services, LLC, John Polanco, Peninsula Drug Analysis Co., Inc., and James Ramsey are all former distributors of the Company's product or officers of such former distributors. (These defendants to the Company's claims are collectively referred to as the "Defendants").

         In April, 2000 Phamatech filed for summary judgment on its declaratory and other claims, which the Court denied in June 2000. The Defendants have each brought four claims for relief against the Company: (1) abuse of intellectual property; (2) unfair competition; (3) interference with business relationships; and (4) declaratory judgment.

         The Court's Scheduling Order currently provides that discovery with respect to the consolidated suit is to conclude by the end of April 2001, with a pretrial conference scheduled for August 2001.

         No provision has been recorded in the unaudited financial statements in conjunction with these claims. Management does not believe a provision is warranted at this time.

Note D - Reclassifications

         Certain items have been restated to conform with the current presentation.

Note E - Other matters

         In October 2000, the Company's outstanding loan balance of $380,000 to BioSys, Inc. ("BioSys") was converted to an equity participation of the same amount in BioSys, Inc., representing 19% ownership. This conversion was exercised as part of an agreement included at the inception of the loan. BioSys is a development stage company focusing on developing, manufacturing, marketing and selling proprietary new products for the industrial microbiology testing market. Gerald Moore, a director of the Company, is a stockholder and officer of BioSys. This loan was convertible into shares of common stock of BioSys, Inc. based on the percentage of the funds provided by the Company to BioSys through this loan during the two year period ending July 14, 2001, compared to the total amount of funds provided to BioSys by all other investors during this period.

         On January 30, 2001 the Company sold it's investment in BioSys, Inc. for $380,000 less a $20,000 brokerage fee. The sale was made to take advantage of an opportunity to sell the investment to a third party and to improve the cash reserves and the overall liquidity of the Company.

Note F - Registration Effectiveness Penalty

The Common Stock Purchase Agreement that the Company entered into with Seaside Partners, L.P. in connection with the private placement of 1,408,450 common shares for $2,000,000 on April 28, 2000 provided that the Company was obligated to register these shares by filing a registration statement with the Securities and Exchange Commission (SEC) and to have the registration statement declared effective by October 28, 2000. The Common Stock Purchase Agreement further provided that the Company would be obligated to pay to Seaside Partners, L.P. liquidated damages in an amount equal to five percent per month (or any part thereof), compounded monthly on the $2,000,000 purchase price for the period beginning on October 29, 2000 and ending on the date the registration statement was declared effective by the SEC. The registration statement was declared effective, November 30, 2000, resulting in the Company being obligated to pay liquidated damages of approximately $109,000 to Seaside Partners, L.P.

On February 13, 2001 the Company and Seaside Partners, L.P. (Seaside) mutually agreed to reprice 953,283 warrants, issued to Seaside on October 28, 2000 at $1.1689, as settlement of the aforementioned liquidated damages of $109,000 owed to Seaside by the Company. The warrants will be repriced to $.95, slightly above the closing market price of $.906 on the date of the repricing agreement.



Item 2. Management's Discussion and Analysis or Plan of Operation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
               FOR THE NINE MONTHS ENDED JANUARY 31, 2001 AND 2000

         The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's audited financial statements and notes thereto appearing elsewhere in this document.

         The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that in addition to the description of historical facts contained herein, this report contains certain forward-looking statements that involve risks and uncertainties as detailed herein and from time to time in the Company's other filings with the Securities and Exchange Commission and elsewhere. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those, described in the forward-looking statements. These factors include, among others: (a) the Company's fluctuations in sales and operating results; (b) risks associated with international operations; (c) regulatory, competitive and contractual risks; (d) product development risks; (e) the ability to achieve strategic initiatives, including but not limited to the ability to achieve sales growth across the business segments through a combination of enhanced sales force, new products, and customer service; and (f) pending litigation challenging one of the Company's patents (see Note C - Litigation in the notes to the financials statements included in Part I of this report).

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JANUARY 31, 2001 AS COMPARED TO THE NINE MONTHS ENDED JANUARY 31, 2000
--------------------------------------------------------------------------------

         Net sales were $5,822,000 for the nine months ended January 31, 2001 as compared to $6,046,000 for the nine months ended January 31, 2000, representing a decrease of $224,000 or 3.7%. Continued pressure from "knock-off" products coupled with pricing pressure from other competitors hampered sales growth. During the nine months ended January 31, 2001, the Company continued its extensive program to market and distribute its primary product, the Rapid Drug Screen(TM). The Company anticipates that sales from drug test kits will begin to grow steadily as a result of it's recent sales restructuring and focus on strengthening distributor relationships. Further, significant progress was made, during the nine months ended January 31, 2001, placing the Company's Drug Detector (TM) product in retail pharmacies. One large and numerous independent retailers initiated orders during the nine months ended January 31, 2001.

         The Company's newly named Chairman and Chief Executive Officer has undertaken an aggressive program aimed at rebuilding relationships with the Company's key distributors and has restructured the Company's sales group to refocus on ABMC's core business, the sale of the Rapid Drug Screen test kit, and the Drug Detector. Management believes sales from drug test kits together with Drug Detector will begin to grow steadily as a result of this restructuring coupled with a refocus on the core business.

         Cost of goods sold for the nine months ended January 31, 2001 was $1,983,000 or 34.1% of net sales as compared to $2,948,000 or 48.8% of net sales for the nine months ended January 31, 2000. This decrease resulted primarily from the Company's extensive cost reduction program aimed specifically at its in-place production process and the Company's in-house manufacturing of all drug test strips used in it's Rapid Drug Screen product. During the nine month period ended January 31, 2000, many test strips were manufactured at a higher cost to the Company by an outside supplier.

         The 3.7 % decrease in net sales of drug test kits in the nine months ended January 31, 2001 was significantly less than the 30.2% increase in net sales for the nine months ended January 31, 2000 over the comparable period in 1999. Management believes that the Company's net sales during the 2001 period continued to be significantly impacted by the production and sale of a "knock-off" product by a former supplier. Certain of the Company's former distributors also began selling the knock-off product in the 2000 fiscal year and continued to do so in the current fiscal year, adversely affecting sales growth and market penetration. The Company has filed a lawsuit against the former supplier and certain of the former distributors alleging patent infringement, trademark dilution and unfair competition. See "Note C - Litigation" to the Company's unaudited financial statements included in this report. The Company continues to vigorously defend it's intellectual property and management believes that as the Company successfully settles these lawsuits or the courts' rule in favor of the Company following the trial of these lawsuits, the Company's net sales will significantly increase.

         While revenues decreased 3.7% in the nine months ended January 31, 2001, selling, general and administrative costs increased $1,635,000 or 52.4% to $4,753,000 compared to $3,118,000 for the nine months ended January 31, 2000.

         The following table sets forth the percentage relationship of selling, general and administrative costs to net sales for the nine months ended January 31, 2001 and January 31, 2000:


                                              Nine Months Ended                  Nine Months Ended
                                                  January 31,         Percent       January 31,         Percent
                                                    2001               Sales            2000             Sales
                                              -----------------    ------------  ------------------   -----------
Sales salaries and commissions                $         767,000         13.2%    $          763,000      12.6%
Sales travel                                            270,000          4.6%               319,000       5.3%
Consulting and other selling expenses                   300,000          5.2%               257,000       4.2%
Marketing and promotion                                 469,000          8.0%               193,000       3.2%
Investor relations costs                                105,000          1.8%                92,000       1.5%
Non cash compensation                                   454,000          7.8%                 8,000       0.1%
Legal fees                                              913,000         15.7%               477,000       7.9%
Accounting fees                                         176,000          3.0%                55,000       0.9%


Office salaries                                         562,000          9.7%               392,000       6.5%
Payroll taxes and insurance                             147,000          2.5%               106,000       1.8%
Telephone                                               104,000          1.8%               108,000       1.8%
Insurance                                                32,000          0.5%                32,000       0.5%
Other administrative costs                              454,000          7.8%               316,000       5.3%
                                                   ------------                        ------------
Total selling, general and
   administrative costs                            $  4,753,000         81.6%          $  3,118,000       51.6%
                                                   ============                        ============

         Management believes that the amount of selling, general and administrative costs will increase as the Company continues to create the necessary infrastructure to achieve the Company's worldwide drug test marketing and sales goals. However, steps are being taken to rationalize and control the rate of increase of these costs to be more consistent with the expected sales growth rate of the Company. These costs will also increase as the Company increases its marketing efforts relating to over-the-counter sales of the Drug Detector (TM) and increases its direct selling efforts in connection with all of the Company's products.

         The Company amortized a non-cash compensation charge of $454,000 or 7.8% of net sales in the nine months ended January 31, 2001 associated with the issuance of common shares and grants of options to purchase common shares as compensation for consulting and professional services performed in fiscal 2000. Non-cash compensation charges of $8,000 were incurred in the nine months ended January 31, 2000.

         Legal fees for the nine months ended January 31, 2001 were $913,000 or 15.7% of net sales, an increase of $436,000, compared to legal fees of $477,000 or 7.9% of net sales for the nine months ended January 31, 2000. This increase in legal fees was primarily due to the substantial legal fees incurred in connection with the lawsuits filed against a former supplier and certain former distributors in connection with the production and sale of a "knock-off" product. Management believes that the Company's successful prosecution of these lawsuits will result in a significant increase in the Company's sales revenue.

         As a result of expenses associated with an internal restructuring of its marketing department, and marketing consulting fees, marketing and promotion costs increased $276,000 to $469,000 or 8.0% of net sales for the nine months ended January 31, 2001, compared to $193,000 or 3.2% of net sales for the nine months ended January 31, 2000. Marketing consulting fees totaling $82,000 or 29.7% of the marketing and promotion increase, were attributable to establishing a clinical distribution market for the Rapid Drug Screen product. Efforts in this area will continue as management believes this is a critical element of the overall drug testing market.

         Office salaries for the nine months ended January 31, 2001 were $562,000 or 9.7% of net sales, an increase of $170,000, compared to office salaries of $392,000 or 6.5% of net sales for the nine months ended January 31, 2000. This increase was primarily due to an increase in staff in purchasing and quality assurance, as well as salary adjustments for management in the first quarter of 2001.

         Accounting fees for the nine months ended January 31, 2001 were $176,000 or 3.0% of net sales, an increase of $121,000, compared to accounting fees of $55,000 or 0.9% of net sales for the nine months ended January 31, 2000. This was primarily due to the Company's accountants' review of and participation in a number of regulatory filings made during the second and third quarters of 2001.

         Sales salaries and commissions for the nine months ended January 31, 2001 were $767,000 or 13.2% of net sales, compared to sales salaries and commissions of $763,000 or 12.6% of net sales for the nine months ended

January 31, 2000. Consulting and other selling expenses increased $43,000 to $300,000 for the nine months ended January 31, 2001 compared to $257,000 for the nine months ended January 31, 2000. This increase was primarily due to new positions added during the sales and marketing restructuring effort and less reliance on consultants.

         Other administrative costs increased $138,000 or 43.7% to $454,000 for the nine months ended January 31, 2001 compared to $316,000 for the nine months ended January 31, 2000, primarily due to management consulting fees, recruiting fees, directors fees and expenses stemming from additional board members and meetings, additional administrative and business function staff, and patent and license fees.

         Depreciation expense increased $67,000 to $94,000 or 1.6% of net sales for the nine months ended January 31, 2001 compared to depreciation of $27,000 or .4% of net sales for the nine months ended January 31, 2000.

         Research and development expenses for the nine months ended January 31, 2001 were $462,000 compared to $500,000 for the nine months ended January 31, 2000. This decrease was primarily due to reduced spending on universal product research and development, resulting from a focused effort on the in-house manufacturing of all strips used in the Rapid Drug Screen and reduced consulting fees previously incurred to supplement the Company's successful implementation of certain quality standards in the manufacturing of the Rapid Drug Screen product during Fiscal 2000.

         Net loss attributable to common stockholders increased to $1,498,000 for the nine months ended January 31, 2001 compared to $653,000 for the nine months ended January 31, 2000.

RESULTS OF OPERATIONS FOR THE FISCAL QUARTER ENDED JANUARY 31, 2001 (the "2001 Third Quarter") AS COMPARED TO THE FISCAL QUARTER ENDED JANUARY 31, 2000 (the "2000 Third Quarter")
--------------------------------------------------------------------------------

         Net sales were $1,646,000 for the 2001 Third Quarter as compared to $1,797,000 for the 2000 Third Quarter, representing a decrease of $151,000 or 8.4%. Management believes continued pressure from "knock-off" products coupled with pricing pressure from other competitors hampered sales growth. During the 2001 Third Quarter, the Company continued its extensive program to market and distribute its primary product, the Rapid Drug Screen. The Company believes that sales from drug test kits will begin to grow steadily as a result of it's recent sales restructuring and focus on strengthening distributor relationships. Further, significant progress was made, during the 2001 Third Quarter, in placing the Drug Detector(TM) in retail pharmacies. One large and numerous independent retailers initiated orders during the three months ended January 31, 2001.

         Cost of goods sold for the 2001 Third Quarter was $547,000 or 33.2% of net sales as compared to $833,000 or 46.4% of net sales for the 2000 Third Quarter. This decrease is consistent with the first and second quarters of 2001 and resulted primarily from the Company's extensive cost reduction program aimed specifically at its in-place production process and the Company's in-house manufacturing of all drug test strips used in the Rapid Drug Screen (TM) in fiscal 2001.

         Management believes that the Company's net sales decrease of 8.4% for the 2001 Third Quarter was primarily due to the production and sale of a "knock-off" product by a former supplier. Certain of the Company's former distributors continued selling the "knock-off" product in the 2001 Third Quarter. The Company filed a lawsuit against the former supplier and certain of the former distributors alleging patent infringement, trademark dilution and unfair competition. See "Note C - Litigation" to the Company's unaudited financial statements included in this report. Management believes that as the Company successfully settles these lawsuits or the courts' rule in favor of the Company following the trial of these lawsuits, the Company's net sales will significantly increase.

         While revenues declined in the 2001 Third Quarter, selling, general and administrative costs increased $341,000 or 30.3% to $1,465,000 for the 2001 Third Quarter compared to $1,124,000 for the 2000 Third Quarter.

         The following table sets forth the percentage relationship of selling, general and administrative costs to net sales for the 2001 Third Quarter and 2000 Third Quarter:


                                                 Third                             Third
                                                Quarter         Percent           Quarter         Percent
                                                 2001            Sales             2000            Sales
                                            --------------    ------------     --------------   -----------
Sales salaries and commissions              $      318,000       19.3%         $      242,000      13.5%
Sales travel                                        94,000        5.7%                102,000       5.7%
Consulting and other selling expenses               93,000        5.7%                 84,000       4.7%
Marketing and promotion                            106,000        6.4%                 36,000       2.0%
Investor relations costs                            61,000        3.7%                 30,000       1.7%
Non cash compensation                               91,000        5.5%                  2,000       0.1%
Legal fees                                         262,000       15.9%                287,000      16.0%
Accounting fees                                     38,000        2.3%                 23,000       1.3%
Office salaries                                    178,000       10.8%                134,000       7.4%
Payroll taxes and insurance                         54,000        3.3%                 27,000       1.5%
Telephone                                           28,000        1.7%                 44,000       2.4%
Insurance                                            9,000        0.6%                  7,000       0.4%
Other administrative costs                         133,000        8.1%                106,000       5.9%
                                            --------------                     --------------

Total selling, general and
   administrative costs                     $    1,465,000       89.0%         $    1,124,000      62.6%
                                            ==============                     ==============


         Management believes that the amount of selling, general and administrative costs will increase as the Company continues to create the necessary infrastructure to achieve the Company's worldwide drug test marketing and production goals. However, steps are being taken to rationalize and control the rate of increase of these costs to be more consistent with the expected sales growth rate of the Company. These costs will also increase as the Company increases its marketing efforts relating to over-the-counter sales of the Drug Detector (TM) and increases its direct selling efforts in connection with all of the Company's products.

         The Company amortized a non-cash compensation charge of $91,000 or 5.5% of net sales in the 2001 Third Quarter, associated with the issuance of common shares and grants of options to purchase common shares in fiscal 2000 as compensation for consulting and professional services. Non-cash compensation charges of $2,000 were incurred in the 2000 Third Quarter.

         Legal fees for the 2001 Third Quarter were $262,000 or 15.9% of net sales, a decrease of $25,000, compared to legal fees of $287,000 or 16.0% of net sales for the 2000 Third Quarter. This decrease in legal fees was primarily due to the more complex work performed in the Third Quarter 2000 during the initial stages of the Company's lawsuit against a former supplier and several former distributors. In the Third Quarter 2001, much of the legal expense stemmed from continued requests for information from the courts arising from the existing patent litigation. The Company continues to incur substantial legal fees in connection with the lawsuits filed against a former supplier and certain former distributors in connection with the production and sale of a "knock-off" product. Management believes that the Company's successful prosecution of these lawsuits will result in a significant increase in the Company's sales revenue.

         As a result of expenses associated with an internal restructuring of its marketing department, marketing and promotion costs increased $70,000 to $106,000 or 6.4% of net sales for the 2001 Third Quarter, compared to $36,000 or 2.0% of net sales for the 2000 Third Quarter.

         Office salaries for the 2001 Third Quarter were $178,000 or 10.8% of net sales, an increase of $44,000, compared to office salaries of $134,000 or 7.4% of net sales for the 2000 Third Quarter. This increase was primarily due to an increase in staff in purchasing and quality assurance. Also contributing to this were the 2001 Third Quarter impact of salary adjustments for management made in the 2001 First Quarter.

         Accounting fees for the 2001 Third Quarter were $38,000 or 2.3% of net sales compared to $23,000 or 1.3% of net sales for the 2000 Third Quarter. This was primarily due to the Company's accountants' review of and participation in numerous regulatory filings made in the 2001 Third Quarter.

         Sales travel for the 2001 Third Quarter decreased $8,000 to $94,000 or 5.7% of net sales, compared to $102,000 or 5.7% for the 2000 Third Quarter. Consulting and other selling expenses increased in the 2001 Third Quarter by $9,000 to $93,000 or 5.7% of net sales, compared to $84,000 or 4.7% of net sales for the 2000 Third Quarter.

         Other administrative costs increased $27,000 or 25.5% to $133,000 during the 2001 Third Quarter compared to $106,000 for the 2000 Third Quarter, primarily due to management consulting fees, directors fees and expenses stemming from additional board members and meetings and additional administrative and business function staff.

         Depreciation expense increased $24,000 to $33,000 or 2.0% of net sales for the 2001 Third Quarter, compared to depreciation of $9,000 or 0.5% of net sales for the 2000 Third Quarter.

         Research and development expenses for the 2001 Third Quarter were $144,000 compared to $242,000 for the 2000 Third Quarter. This decrease was primarily due to reduced spending on universal product research and development, resulting from a focused effort on the in-house manufacturing of all strips used in the Rapid Drug Screen, and reduced consulting fees previously incurred to supplement the Company's successful implementation of certain quality standards in the manufacturing of the Rapid Drug Screen product during Fiscal 2000. The cost of an evaluation of the Company's TCA component by an existing customer has been included in research and development and the customer had agreed to accept a credit to amounts owed the Company in lieu of payment. This offset of accounts receivable was completed in the 2001 Third Quarter.

         Net loss attributable to common stockholders increased to $631,000 for the 2001 Third Quarter compared to $419,000 for the 2000 Third Quarter.


LIQUIDITY AND CAPITAL RESOURCES AS OF JANUARY 31, 2001

         The Company has working capital of $1,206,000 at January 31, 2001 as compared to working capital of $2,016,000 at April 30, 2000. The Company has historically satisfied its net working capital requirements through cash generated by proceeds from private placements of equity securities with institutional investors. The Company has never paid any dividends on its Common Shares. The Company anticipates that all future earnings, if any, will be retained for use in the Company's business and it does not anticipate paying any cash dividends.

         Net cash used in operating activities was $851,000 for the nine months ended January 31, 2001 compared to net cash used in operating activities of $146,000 for the nine months ended January 31, 2000. The net cash used in operating activities in the nine months ended January 31, 2001 was primarily due to the net loss of $1,389,000 and an increase in inventory of $104,000, partially offset by amortization of compensatory stock and stock options of $454,000, a decrease in accounts receivable of $102,000 and an increase in accounts payable and accrued expenses of $31,000. The net cash used in operating activities in the nine months ended January 31, 2000 was primarily due to the net loss of $454,000 and an increase in accounts receivable of $775,000, partially offset by a decrease in inventory of $58,000 and an increase in accounts payable and accrued expenses of $984,000.

         Net cash provided by investing activities was $101,000 for the nine months ended January 31, 2001 compared to net cash provided by investing activities of $172,000 for the nine months ended January 31, 2000. The net cash provided by investing activities for the nine months ended January 31, 2001 was primarily due to the sale of the Company's equity in BioSys, Inc. for $380,000, net of an additional $100,000 loaned to BioSys, Inc. in the 2001 First Quarter, and subsequently converted to equity in the 2001 Second Quarter, partially offset by a $120,000 loan to a director/stockholder in the 2001 First Quarter, and purchase of property plant & equipment of $59,000. The net cash provided by investing activities in the nine months ended January 31, 2000 was primarily due to sales and maturities of investments of $451,000, partially offset by purchases of investments of $73,000 and property plant and equipment of $136,000.

         Net cash used in financing activities was $132,000 for the nine months ended January 31, 2001, consisting primarily of the satisfaction of a note payable to a stockholder of $125,000 and capital lease payments of $7,000, compared to net cash used in financing activities of $111,000 for the nine months ended January 31, 2000. The net cash used in financing activities in the nine months ended January 31, 2000 was primarily due to the settlement of registration rights agreement of $100,000 and capital lease payments of $11,000.

         At January 31, 2001 and 2000, the Company had cash and cash equivalents of $325,000 and $46,000, respectively.

         The Company's primary short-term capital and working capital needs are to increase its manufacturing and production capabilities, establish adequate inventory levels to support expected sales, continue to support its research and development programs, finance its patent infringement litigation, open new distribution opportunities and focus sales efforts on high potential sectors of the drugs of abuse testing market.

         The Company expects its capital and working capital requirements to increase over the next several years as it expands it research and development efforts, sales and administration infrastructure, manufacturing capabilities and facilities and, if the required contingencies are resolved, purchases the Kinderhook, New York facility. The Company's future liquidity and capital funding requirements will depend on numerous factors, including the extent to which the Company's existing products and products under development gain market acceptance or are successfully developed, the timing of regulatory actions regarding the Company's potential products, the costs and timing of expansion of sales, marketing and manufacturing activities, facilities expansion needs, procurement and enforcement of patents important to the Company's business, results of clinical investigations and competition.

         The Company believes that its available cash and cash generated from operations will be sufficient to satisfy its funding needs for ongoing operations for the foreseeable future. If cash generated from operations is insufficient to satisfy the Company's working capital and capital expenditure requirements, the Company may be required to sell additional equity or debt securities or obtain additional credit facilities. At present, the Company is negotiating with an institutional investor to purchase up to $6 million of Company common shares over a 24 month period. The purchase price per share will be related to future performance of the common shares. The proceeds from this financing, if completed, will be used for operations and growth over the next 24 months. The company is required to register any common shares sold to the institutional investor as part of this financing under the Securities Act of 1933 for sale by the institutional investor. Any resale of these common shares by the institutional investor could cause the trading price of the common shares to decline. There is no assurance that such financing will be available or that the Company will be able to complete this financing on satisfactory terms, if at all. Additionally, no assurance can be given as to the amount of any proceeds this financing may raise for the Company if it is completed. If this financing is not completed, the Company will seek other sources of equity financing.

                                     PART II
                                OTHER INFORMATION


Item 1. Legal Proceedings:

See Note C - Litigation in the Notes to Financial Statements included in this report for a description of pending legal proceedings in which the Company is a party.

Item 2. Changes in Securities

     None.

Item 3. Defaults upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security-Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

             Number            Description
             ------            -----------

              10.10 Stock Purchase Agreement made as of January 23, 2001 by and among Hollenshead Capital Management, LLC, BioSys, Inc. and American Bio Medica Corporation

         (b) Reports on Form 8-K

             (1) On November 30, 2000, the Company filed a Form 8-K related to the settlement of amounts owed Seaside Partners, L.P. ("Seaside") under the registration effectiveness penalty provisions of the Common Stock Purchase Agreement between the Company and Seaside.

             (2) On January 16, 2001, the Company filed a Form 8-K related to the announcement that Robert Aromando was elected the Chairman and Chief Executive Officer of the Company.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    AMERICAN BIO MEDICA CORPORATION
                                        (Registrant)

                                    By: /s/ Keith E. Palmer
                                        ----------------------------------------
                                        EVP of Finance, Chief Financial Officer
                                        and Treasurer (Principal Accounting
                                        Officer and duly authorized Officer)








Dated: March 15, 2001