Form 10KSB40
period 2001-04-30
AMERICAN BIO MEDICA CORP
filed 2001-08-13
CIK 896747

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    ACT OF 1934


                    For the fiscal year ended April 30, 2001
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

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year. $7,484,000.

     The aggregate market value of 12,430,843 voting Common Shares held by non-affiliates of the issuer was approximately $13,425,310 based on the last reported sale price of the issuer's Common Shares, $.01 par value, as reported on the Nasdaq SmallCap Market on July 13, 2001.

     As of July 13, 2001, the issuer had outstanding 17,995,548 Common Shares, $.01 par value.

     Traditional Small Business Disclosure Format: [ ] [X] No

PART I

         ITEM 1.  DESCRIPTION OF BUSINESS

         SUMMARY

         We develop, manufacture and market biomedical technologies and products intended for the immediate, onsite screening for drugs of abuse. Our Rapid Drug Screen(TM) and Rapid One(TM) are urine-based kits that are easy to use, cost-effective, highly accurate and reliable tests for the presence of drugs of abuse in individuals. We own several patents that are used in the Rapid Drug Screen.

         We produce several versions of a drugs of abuse screening test, under the name Rapid Drug Screen. The Rapid Drug Screen is a one-step test that allows a small urine sample to be tested simultaneously for the presence or absence of up to ten drugs of abuse (cocaine, THC, marijuana), opiates, amphetamine, PCP, benzodiazepines, methamphetamine, barbiturates, tricyclic antidepressants and methadone).

         The competitively priced test is self-contained. This eliminates exposure of the test administrator to the urine sample. We believe that the Rapid Drug Screen product is easier to use than other competitive products because it requires no mixing of reagents, pipetting or manipulation of the test. Controlled tests conducted by an independent laboratory compared the Rapid Drug Screen with results produced by EMIT II, a standard laboratory test, and found greater than 99% correlation of results.

         Included in our product offerings are ten single tests called Rapid One, each of which detects one drug of abuse (cocaine, THC, opiates, amphetamine, PCP, benzodiazepines, methamphetamines, barbiturates, tricyclic antidepressants and methadone).

         Our tests require marketing clearance from the Food and Drug Administration, or FDA. Our most recent 510(k) marketing clearance received from the FDA was for the nine panel test. As a result of the FDA's approval of all nine drug tests manufactured by us, we can offer a variety of test combinations to meet customer requirements. We also intend to submit our methadone test to the FDA for marketing clearance. See "Government Regulation" for a description of the FDA approval process.

         In January 2000, we licensed the exclusive rights to distribute and market a patented residue and/or trace drug detection system in select markets in North and South America for a period of five years. We utilize the trademark "Drug Detector" for this product. The Drug Detector(TM) tests surfaces for the presence or absence of residue from marijuana, cocaine, heroin or methamphetamines without the need for urine, hair or saliva samples.

         PRODUCTS

         Our RAPID DRUG SCREEN product line is currently marketed in two panel, three panel, four panel, five panel, eight panel and nine panel cards. Each panel screens for a specified number of drugs at the same time. We can custom produce other cards for the screening of any combination of drugs of abuse. Additionally, we market our RAPID ONE product, which tests for the presence of one drug of abuse. Our patented design for our Rapid Drug Screen consists of a cup and a test card, which has the panels that test for the desired drugs of abuse, or several drugs of abuse simultaneously.

         To use our Rapid Drug Screen or Rapid One product, an individual slides a panel into a self-contained, disposable, urine-filled cup and within minutes accurate results are shown on the clearly marked panel. A single line in the test area indicates a positive reading, and a double line indicates a negative reading for the presence of drugs. We believe that this ease of use is a competitive advantage over lab products, as well as products that need to add reagents, manipulate the test or utilize trained professionals to understand results.

         We have designed two different two panel tests, three different three panel tests, two different five panel tests, an eight panel test and a nine panel test. We can also produce, on special order, or if a market demands, tests that can screen for any quantity (from two - ten) or configuration of drugs of abuse.

         We market the following tests:

         - Two panel tests, designed for the criminal justice and education markets that screen for cocaine and THC or methamphetamine and THC.

         - Three panel tests, designed for various non-clinical markets, that screen for THC, cocaine and opiates; THC, cocaine and amphetamine; or THC, cocaine and methamphetamine.

         - Four panel tests, designed for various non-clinical markets, including corporate/workplace and the criminal justice markets, that screen for cocaine, THC, opiates and alternatively amphetamines and methamphetemines.

         - Five panel tests, designed for the corporate/workplace (industry) market, that screen for the "SAMHSA 5" (SAMHSA stands for the Substance Abuse and Mental Health Services Administration): cocaine, THC, opiates, PCP and amphetamine and an additional version of this test with methamphetamine replacing PCP.

         - An eight panel test, designed for the clinical market, primarily for hospitals and physicians, that screens for the "SAMHSA 5" (listed above), plus benzodiazepines, methamphetamine and barbiturates.

         - A nine panel test, also designed for the clinical market, that screens for drugs of abuse from an eight panel test, as well as tricyclic antidepressants (TCA).

         In July 1998, we began marketing the Rapid One, a line of 10 single drug tests, each of which screens for the presence or absence of a substance of abuse (cocaine, marijuana (THC), opiates, PCP, amphetamine, benzodiazepines, methamphetamine, barbiturates, tricyclic antidepressants (TCA) and methadone). Rapid One utilizes the same technology as the Rapid Drug Screen. It includes a single dip platform, an identification and date area, and does not require the use of pipettes or reagents. Rapid One is designed for correctional facilities and other markets where the person subject to substance abuse testing is known to use a specific drug. It can also be used to enhance a Rapid Drug Screen by means of allowing screening of an additional drug.

         One of the problems that may occur in on-site drug testing is that of fraud or evasion practiced by the person being tested. The most prevalent method of avoiding adverse test results is the substitution, by the person being tested, of a hidden "clean" urine sample, which he or she brings to the test. As a consequence, each of our drug screens contains a temperature sensor, which helps prevent the substitution of another urine sample. A substituted sample would normally be of a lower temperature than a sample produced from the body on the spot. In addition, the Rapid Drug Screen contains a control line, designed to assure the test administrator that the test is working properly. Should the control line not appear, the administrator is instructed to void the test and re-test the individual by obtaining another urine sample. A positive result is normally confirmed by laboratory testing, such as by GC/MS (Gas chromatography/Mass spectrometry).

         We market the Drug Detector, an on-site drug detection system that tests surfaces for the presence or absence of trace and/or residue amounts of marijuana, crack/cocaine, heroin or methamphetamines. The Drug Detector consists of an aerosol spray for a specified drug, special collection papers and instructions. We are currently marketing a retail (over-the-counter) version that can perform ten tests.

         In April 2001, we entered into a distribution agreement with Eckerd drug stores to sell the Drug Detector in its retail outlets in the United States. There is no minimum required purchase of Drug Detector by Eckerd. The Drug Detector for crack/cocaine and the Drug Detector for marijuana are the two versions currently being offered for sale to Eckerd. The remaining two Drug Detector tests may be available for over-the-counter sale at a later date. We also offer an "industrial" version of the product that can perform either 50 or 100 tests utilizing a larger aerosol can. All four tests are available in this industrial Drug Detector.

         These Drug Detector tests can be performed without the knowledge of the suspected drug abuser. As a result, this significantly reduces the likelihood of any confrontation with a suspected drug abuser. To perform the test, the tester simply needs to wipe the suspected surface area with the special collection paper and spray the collection paper with the aerosol can. Within seconds, a color change will occur if the presence of the drug is detected. No color change will occur if the drug is not detected. The Company believes that the ability to anonymously test for drugs greatly increases this product's chances for market acceptance.

         PATENTS AND TRADEMARKS

         To date, we have been granted ten patents relating to the Rapid Drug Screen product line, including a design patent on the multiple drug test card issued in January 1999 and a utility patent on the drug abuse test kit issued in November 1999. We have registered "ABM" and its logo in the United States, Canada, Chile and Mexico and have registered "Rapid Drug Screen" in Mexico, Canada, Europe and Russia. We have additional trademark applications pending in the United States, Russia, Philippines and in 15 European countries. We have applied for various additional patents directly in numerous countries, including the United States, Canada, Austria, Russia, Switzerland, Hong Kong, Australia, Argentina, Brazil, China, Japan, Germany, Mexico, Philippines and Poland. Stan Cipkowski, President, has assigned to us for no consideration, his application for a utility and design patent in the United States and Canada on the drug screen kit as an entity. There can be no assurance that patents will be granted or that, if granted, they will withstand challenge. (See "Risk Factors - Patents and Trademarks").

         RESEARCH AND DEVELOPMENT

         Our Research and Development, or R&D, efforts have been focused on methods to efficiently manufacture all test strips in-house. A program of in-house strip manufacturing was embarked upon in fiscal 1999. In fiscal 2000, we continued to make a significant investment in this effort and completed our in-house strip-manufacturing program. We currently manufacture all of our individual drug testing strips. Our R&D efforts have also been focused on enhancing strip performance and reliability. In addition, our R&D group is exploring the potential of a "CLUB-DRUG" panel that could be a useful tool against the latest drugs of choice. These panels would test for such drugs as Rohypnol, Ecstasy, Ketamine, Ritalin, GHB, and Methamphetamine. Our R&D expenditures were $614,000 in fiscal 2001 and $799,000 in fiscal 2000.

         Sales and Marketing

         Through fiscal 2001, we sold our products primarily through third party distribution channels whose ultimate customers are the corporate/workplace, government, corrections and law enforcement agency markets. In April 2001, we recruited a staff of highly experienced and well-trained sales executives with drugs of abuse testing expertise. As a result, we now have a two-pronged distribution strategy that focuses both on growing business through our valued third party distributors and targeting key customers on a direct basis.

         We will continue to utilize third party distribution for select markets, including the criminal justice, workplace, drug treatment and clinical market segments. We intend to enter into an agreement with a multi-national diagnostics company for sales to the point of care market.

         Target Market Groups

         We sell our products primarily to corporations and government, corrections and law enforcement agencies, and, to a lesser extent, to rehabilitation centers; international markets; and the clinical market, including physicians and hospitals.

         Corporate, Workplace and Industry.

         We have developed a nationwide network of distributors and administrators of workplace drug testing programs to sell our Rapid Drug Screen testing kit. Our new direct sales group coordinates all sales efforts in this market. We believe that the market for pre-employment and random/employee testing is expanding.

         - The National Institute of Health reported that alcohol and drug abuse cost the economy $246 billion in 1992 (the most recent year for which economic data is available), of which $100 billion was due solely to drug abuse.

         - According to the 1999 SAMHSA National Household Survey on Drug Abuse, 77% of adults who use illegal drugs are employed.

         - According to the U.S. Chamber of Commerce, drug users are 2.5 times more likely to have absences of 8 or more days and health benefit utilization is 300% higher among drug users.

         - According to the Employee Assistance Society of America, 47% of workplace accidents are drug-related.

         - According to the U.S. Department of Justice-Drug Enforcement Agency drug users are 5 times more likely to file a workman's compensation claim.

         - The Hazelden Foundation conducted a national survey and found more than 60% of adults know people who have gone to work under the influence of drugs or alcohol.

The number of businesses using drug testing to screen job applicants and employees has increased significantly in the last several years. Most employers recognize not only the financial benefits of drug testing, but also realize a drug-free environment is a safer one. Incentives encourage employers to adopt Drug Free Workplace Programs. Drug testing is an integral part of a Drug Free Workplace Program. In some states, there are workman's compensation and unemployment insurance premium reductions, tax deductions and other incentives for adopting these programs. The Drug Free Workplace Act requires employers receiving federal contracts of $100,000 or more to enact a Drug Free Workplace program

(the Federal Acquisition Streamlining Act of 1994 (FASA) raised the threshold of contracts covered by the Drug-Free Workplace Act from $25,000 to those exceeding $100,000).

         Government, Corrections, and Law Enforcement.

         This market includes federal, state, and county level agencies, including correctional facilities, pretrial agencies, probation, drug courts and parole departments at the federal and state levels and juvenile correctional facilities. As of February 2000, there were more than 2 million inmates nationally: 1.38 million in state and federal prisons and 623,000 in local jails. Of those incarcerated, over 56% of inmates in federal prisons were sentenced as drug offenders according to the Federal Bureau of Prisons. According to the Bureau of Justice Statistics, 33% of inmates in state and 22% of inmates in federal prisons admitted they had committed their crime while under the influence of drugs. On the local level, 36% of inmates admitted to committing their crime while under the influence. Almost all persons on probation have one or more conditions to their sentence required by the court or probation agency including periodic drug testing and substance abuse treatment. Our Rapid Drug Screen product is aimed at this and other similar markets.

         Rehabilitation Centers.

         This market for the Rapid Drug Screen includes people in treatment for substance abuse. There is a high frequency of testing in this market. For example, in many residence programs, patients are tested each time they leave the facility and each time they return. In outpatient programs, patients are generally tested on a weekly basis.

         International Markets.

         We have entered into distribution agreements with companies in several countries and are pursuing a course of multinational distribution of our products through both clinical and non-clinical distribution companies. As of July 2001, we had 22 distributors in 29 countries outside the United States.

         Clinics, Physicians, and Hospitals.

         This market includes emergency rooms, physician offices, hospitals and clinics and rehabilitation facilities associated with hospitals. According to the Drug Abuse Warning Network, in the first half of 2000, there were close to 300,000 drug related visits to emergency departments in the U.S. Our Rapid Drug Screen nine panel test is used in this market as it provides fast and accurate results when time is critical. We are negotiating an exclusive distribution agreement with a multi-national diagnostics company focused on the clinical point of care market.

         Consumer and Over-the-Counter.

         In April 2001, we entered into a distribution agreement with Eckerd drug stores to sell the Drug Detector in its retail outlets in the United States. There is no minimum required purchase of Drug Detector by Eckerd. We believe that the Drug Detector can be used by persons who are concerned about the welfare of someone they think is abusing drugs. The Drug Detector allows surfaces to be tested for drug residue outside the presence of the suspected person greatly reducing the chances of confrontation with the suspected drug abuser.

         Educational Market.

         We currently sell our Rapid Drug Screen to over 100 schools throughout the United States. We believe the Rapid Drug Screen could be an integral part of helping schools test due to its ease of use and immediate, accurate results.

Additional Markets.

         We believe that the Department of Transportation ("DOT") and the federally regulated markets could be a future market for our Rapid Drug Screen. Presently, the DOT market is not available to any on-site drug of abuse testing device. Federal law requires that anyone with a commercial driving license be randomly tested for use of drugs of abuse and that certified laboratories be used in these testing situations. We believe that there is potential for growth in this market as the regulatory agencies are considering implementing new guidelines that will permit the use of on-site drug testing devices.

         COMPETITION

         Competition to the Rapid Drug Screen comes from on-site tests developed by companies including, but not limited to, Roche Diagnostics, Medtox Scientific, Inc. and Biosite Diagnostics.

         These and many of our other competitors or future competitors have longer operating histories than we do and significantly greater financial, technical and marketing resources than us. These competitors can devote substantially more resources than we can to business development and may adopt aggressive pricing policies.

         We compete on the following factors:

         -    effectiveness of pricing;

         -    quality of product;

         -    ease and user-friendliness of services; and

         -    timeliness of product delivery.

         Competitive products generally use a collection or delivery method different than the Rapid Drug Screen. Rapid Drug Screen requires no pipetting of the specimen, adding or mixing of reagents and no other manipulation of the device by the user. Other competitive products are on-site tests with platforms utilizing saliva instead of urine. It is our intention to pursue a relationship with a manufacturer of saliva-based tests. Saliva-based drug tests have limitations relative to detection time, generally detecting traces of drugs of abuse in a 3 to 18 hour window compared to one to three days for urine-based testing. However, this shorter window of detection can be useful in some market segments, such as post-accident testing in the workplace.

         Other available drug testing options, aside from on-site tests offering immediate results, include traditional laboratory testing where a urine sample is sent to a laboratory for analysis and hair testing where a hair sample is sent to a laboratory for analysis. These forms of drug testing are more expensive and take longer to produce results than the Rapid Drug Screen.

         MANUFACTURING

         In September 1999, we moved into a 30,000 square foot facility in Kinderhook, New York, which houses assembly and packaging of the Rapid Drug Screen and Drug Detector in addition to administration. We continue to contract-out the printing and manufacture of specimen cup components of the Rapid Drug Screen. We do not manufacture the Drug Detector components. We leased an R&D and production laboratory facility in Bridgeport, New Jersey in August 1999. In April 2001, we expanded our facilities in New Jersey; nearly doubling its size to meet anticipated increased sales volume. This facility houses research and development and bulk strip manufacturing.

         OUR PLAN OF OPERATIONS

         We have retained four Directors of Business Development, a Director of Sales & Business Development, and a Director of Global Sales & Business Development. These representatives call on non-clinical accounts directly and support our worldwide distribution network. We intend to promote our Rapid Drug Screen products through intense direct mail campaigns, selected advertising, participation at high profile trade shows, use of key on-site advocate consultants and other marketing activities.

         We intend to continue recruiting select third party distribution partners to service customers in the non-clinical markets (i.e. workplace/industry, government/corrections/ law enforcement, education, etc.) and to market our Rapid Drug Screen product line in the clinical market (i.e. hospitals, physicians, etc.) through a clinical partner. In addition, our newly formed group of experienced sales executives will focus on select, key accounts in specific market segments.

         We have entered into national and international non-exclusive, non-clinical market distribution agreements with a number of distributors. These agreements permit our distributors to sell non-competitive products of other manufacturers and permit us to sell our test kits to other distributors within and outside the territory of each distributor. The agreements are cancelable by either us or the distributor upon 30 days written notice.

         Our present manufacturing equipment is sufficient to produce 200,000 drug test kits per month, assuming one shift per day, five days per week. In fiscal 2001, we sold approximately 933,000 test kits. Our facilities in Kinderhook, NY and Bridgeport, New Jersey would allow us to increase our production capacity if additional personnel are hired and more equipment is installed. We could further increase capacity with additional shifts. We expect to add additional assembly/packaging personnel and/or equipment when production needs of either or both the Rapid Drug Screen and/or Drug Detector increases.

         GOVERNMENT REGULATIONS

         The development, testing, manufacture and sale of our Rapid Drug Screen and possible additional biomedical products are subject to regulation by the United States and foreign regulatory agencies. Pursuant to the Federal Food, Drug, and Cosmetic Act, and the regulations promulgated thereunder, the FDA regulates the pre-clinical and clinical testing, manufacture, labeling, distribution and promotion of medical devices. If the Company fails to comply with applicable requirements it may be subject to fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant pre-market clearance or pre-market approval for devices, withdrawal of marketing clearances or approvals and criminal prosecution.

         Our products fall under the category of 510(k) submissions to the FDA. A 510(k) is a premarketing submission made to FDA to demonstrate that the device to be marketed is as safe and effective, that is, substantially equivalent, to a legally marketed device that is not subject to premarket approval (PMA). Applicants must compare their 510(k) device to one or more similar devices currently on the U.S. market and make and support their substantial equivalency claims. A legally marketed device is a device that was legally marketed prior to May 28, 1976 (preamendments device), or a device that has been reclassified from Class III to Class II or I, a device which has been found to be substantially equivalent to such a device through the 510(k) process, or one established through Evaluation of Automatic Class III Definition. The legally marketed device(s) to which equivalence is drawn is known as the "predicate" device(s). Applicants must submit descriptive data and, when necessary, performance data to establish that their device is substantially equivalent to a predicate device.

         Although FDA clearance is not required for non-clinical markets (such as industry and corrections), it is required for clinical markets (such as hospitals and physicians).

         We believe that clinical markets will become a major marketplace for our drug screening products. Our most recent 510(k) marketing clearance was for the nine panel test. With this approval, we can offer a variety of combinations to meet customer requirements, both with our multiple panel tests and our nine individual Rapid One tests. We also have developed a methadone test that we intend to submit to the FDA for marketing clearance.

         The Company's Drug Detector does not require FDA approval for sale in any of the Company's markets.

         Risk Factors

         We have a limited operating history, which may make it difficult to accurately forecast our future revenues and other operating results.

         We began selling our drug testing products in 1996. As a result, we have only a limited operating history upon which you may evaluate our business and prospects. Our limited operating history may make it difficult or impossible for analysts or investors to accurately forecast our future revenues and other operating results, thereby making it difficult for us to manage expectations of analysts or investors. This possible inability to manage expectations of analysts or investors could result in a substantial decline of our common stock.

         We Have Incurred Net Losses Since We Were Formed.

         Since inception in 1992, we have incurred net losses. As of April 30, 2001, we had an accumulated deficit of $13.4 million. We expect to continue to make substantial expenditures for sales and marketing, product development and other purposes. Our ability to achieve and maintain profitability in the future will primarily depend on our ability to increase sales of our products, reduce production and other costs and successfully introduce new and enhanced versions of our existing products into the marketplace. We cannot assure you that we will be able to increase our revenues at a rate that equals or exceeds expenditures. Our failure to do so will result in our incurring additional losses. In the circumstances, our ability to continue as a going concern is in substantial doubt.

         We depend on distributors for a majority of our sales and the loss of, or reduction in sales by, our current distributors could significantly harm our business.

         We derive a substantial portion of our revenues, and expect to continue to derive a substantial portion of our revenues in the near future, from sales by our distributors. During fiscal 2001, approximately 74% of our sales were made to distributors. Unless and until we diversify and expand our sales force, our success will depend significantly upon the future sales by our distributors. The loss of or inability to replace any one or more of these distributors, significant changes in their product requirements, delays of significant orders or the occurrence of any sales fluctuations of our products could reduce our revenues.

         We only offer a limited number of products and the failure of any one of them to achieve widespread market acceptance would significantly harm our results of operation.

         We derive substantially all of our revenues from sales of a limited number of drug testing products. The failure of any of our product offerings to achieve and maintain a meaningful level of market penetration and customer satisfaction would harm our revenues.

         In addition, we only began selling our drug testing products in 1996, and cannot yet predict whether they will gain widespread market acceptance. Achieving market acceptance for our drug tests will require substantial marketing efforts and expenditure of significant funds to inform potential distributors and customers of the distinctive characteristics, benefits and advantages of our test kits.

         Our Drug Detector has just recently been introduced into the over-the-counter market. We have no history upon which to base market or customer acceptance of the product. Introduction of the Drug Detector has required, and may continue to require, substantial marketing efforts and expenditure of funds.

         Even if our customers do purchase our products in meaningful quantities, due to the variety and complexity of the environments in which these customers operate our products may not operate as expected. This could result in cancelled orders, delays and increased expenses. In addition, the success of competing products and technologies, pricing pressures or manufacturing difficulties could further reduce our profitability and the price of our common stock.

         If we fail to keep up with technological factors and fail to develop our products, we may be at a competitive disadvantage.

         We are continually seeking to refine and improve the design and performance of our products. Our efforts remain subject to all of the risks inherent in product development, including unanticipated technical, regulatory or other problems that could result in material delays in product development or commercialization or significantly increase costs. We may be required to commit considerable additional efforts, time and resources to develop production versions of additional products. Our success will depend upon new products meeting targeted product costs and performance, and may also depend upon their timely introduction into the marketplace. There can be no assurance that development of our proposed products will be successfully completed on a timely basis, if at all, that they will meet projected price and performance objectives, satisfactorily perform all of the functions for which they are being designed, or prove to be sufficiently reliable in widespread commercial application. Moreover, there can be no assurance that unanticipated problems will not arise with respect to technologies incorporated into our test kits or that product defects will not become apparent after commercial introduction of our additional test kits. In the event that we are required to remedy defects in any of our products after commercial introduction, the costs to us could be significant, which could have a material adverse effect on our revenues or earnings.

         We face significant competition in the drug testing market and potential technological obsolescence.

         We face competition from other manufacturers of drug test kits such as Roche Diagnostics, Medtox Scientific, Inc. and Biosite Diagnostics. These competitors are more well known and have far greater financial resources than us. The markets for drug test kits and related products are highly competitive. There can be no assurance that other companies will not attempt to develop or market products directly competitive with the Rapid Drug Screen product line or Rapid One. We expect other companies to develop technologies or products, which will compete with our products.

         Possible inability to find and attract qualified personnel.

         We will need additional skilled, sales and marketing, technical and production personnel to grow our business. If we fail to retain our present staff or attract additional qualified personnel our business could suffer.

         We depend on key personnel to manage our business effectively.

         We are dependent on the expertise and experience of our senior management such as Robert L. Aromando Jr., Chief Executive Officer, Stan Cipkowski, President, Douglas Casterlin, Vice President of Operations, Martin Gould, Vice President of Technology and Keith Palmer, Chief Financial Officer, for our future success. The loss of Messrs. Aromando, Cipkowski, Casterlin, Gould and/or Palmer could seriously inhibit our business and results of operations. We do not maintain key man insurance for any of our management employees.

         Failure to effectively manage our growth and expansion could adversely affect our business and operating results.

         We anticipate expansion of our operations in the coming year. Any failure to manage our growth effectively will result in less efficient operations, which will adversely affect our operating and financial results.

         To effectively manage our growth, we must, among other things:

         - accurately estimate the number of employees we will require and the areas in which they will be required;

         - upgrade and expand our office infrastructure so that it is appropriate for our level of activity;

         -    manage expansion into additional geographic areas; and

         -    improve and refine our operating and financial systems.

         We expect to devote considerable resources and management time to improving our operating and financial systems to manage our growth. Failure to accomplish any of these objectives would impede our ability to deliver products and services in a timely fashion, fulfill existing customer orders and attract and retain new customers, which would have a material adverse effect on our financial condition and results of operations.

         Any adverse changes in our regulatory framework could impact our business.

         Approval from the FDA is not required for the sale of the Rapid Drug Screen in the non-clinical market, but is required for the clinical and over-the-counter markets. Regulatory standards may change in the future and there is no assurance that if, and when, we apply for additional approvals from the FDA they will be granted.

         We rely on intellectual property rights, and we may not be able to obtain patent or other protection for our technology, products or services.

         We rely on a combination of patent, copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary technology, products and services. We also believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements and name recognition are essential to establishing and maintaining our technology leadership position.

         We seek to protect our proprietary products under trade secret and copyright laws, which afford only limited protection. We currently have ten patents relating to the Rapid Drug Screen product line. We have applied for additional patents on the Rapid Drug Screen and for certain trademarks in the United States, South and Central America, European Common Market and Japan. Certain trademarks have been registered and others are pending.

         Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain information that we regard as proprietary. For example, our sales were adversely affected in fiscal 2000 and fiscal 2001 as a result of sales of products similar to ours. We filed a lawsuit, claiming infringement of our intellectual property rights, to stop these sales and incurred significant expenses in attempting to enforce our intellectual property rights. In April 2001, we settled with the defendants in this lawsuit. (See "Legal Proceedings") We may be required to incur significant costs to protect our intellectual property rights.

         In addition, the laws of some foreign countries do not ensure that our means of protecting our proprietary rights in the United States or abroad will be adequate. Policing and enforcement against the unauthorized use of our intellectual property rights could entail significant expenses and could prove difficult or impossible. Additionally, there is no assurance that the additional patents will be granted or that additional trademarks will be registered.

         Potential issuance and exercise of new warrants and exercise of outstanding warrants could adversely affect our share price.

         As part of our sale of 1,408,450 common shares for $2,000,000 ($1.42 per share) in a private placement to Seaside Partners, LLC, ("Seaside") on April 28, 2000, on October 28, 2000, we issued a 5-year warrant to Seaside to purchase 953,283 common shares of our stock at an exercise price of $1.1689 per share. To settle a penalty owed to Seaside because of a late effective registration statement, we adjusted the exercise price of the 953,283 warrant shares from $1.1689 to $0.95 in February 2001.

         In May 2001, we also issued a 5-year warrant to purchase 200,000 common shares of our stock at an exercise price of $1.50 per share to Brean Murray & Co., Inc. for compensation for their services as a financial advisor.

         The exercise of the Seaside warrant and the Brean Murray warrant and the sale of such shares could have a significant negative impact on the market price of the common shares and could materially impair our ability to raise capital through the future sale of equity securities.

         Substantial resale of restricted securities may depress the market price of our stock.

         There are 7,329,955 common shares presently issued and outstanding as of the date hereof that are "restricted securities" as that term is defined under the Securities Act of 1933, as amended, (the "Securities Act") and in the future may be sold in compliance with Rule 144 of the Securities Act, or pursuant to a Registration Statement filed under the Securities Act. Rule 144 provides that a person holding restricted securities for a period of one year or more may, in any three month period, sell those securities in unsolicited brokerage transactions or in transactions with a market maker, in an amount equal to the greater of one percent of our outstanding common shares or the average weekly trading volume for the prior four weeks. Sales of unrestricted shares by affiliates of the Company are also subject to the same limitation upon the number of shares that may be sold in any three-month period. Investors should be aware that sales under Rule 144 or 144(k), or pursuant to a registration statement filed under the Act, might depress the market price of our securities in any market that may develop for such shares.

         We need additional funding for our existing and future operations.

         The Company is in the process of raising additional capital through a private placement of it's common stock and does not expect to experience certain costs at the levels sustained in the year ended April 30, 2001. Such a capital raise is necessary to fund working capital requirements including an agreement to settle legal fees and is expected to be sufficient to fund operations for at least 12 months

This estimate is based on certain assumptions and there can be no assurance that unanticipated costs will not be incurred. Future events, including the problems, delays, expenses and difficulties which may be encountered in establishing and maintaining a substantial market for the Rapid Drug Screen product line and Rapid One could make cash on hand insufficient to fund operations. There can be no assurance that we will be able to obtain any necessary financing on terms acceptable to us, if at all. Any financing may result in further dilution to our existing shareholders.

         In addition, we will need to secure mortgage financing by September 2001 in order to purchase our facility in Kinderhook, New York. We cannot be sure we will be able to secure this mortgage financing. If we are unable to do so, we may be required to vacate this facility. This could have a material adverse affect on our business and results of operations.

         Our ability to retain and attract market makers is important to the continued trading of our stock.

         Our common shares trade on the Nasdaq SmallCap Market under the symbol "ABMC". In the event that the market makers cease to function as such, public trading in common shares will be adversely affected or may cease entirely.

         Item 2. Description of Property

         We currently lease a 30,000 square foot facility in Kinderhook, New York, which houses administrative offices, assembly and packaging, quality control/quality assurance and sales and marketing. We entered into a Lease/Purchase Agreement with the landlord, to purchase the building by December 2001 for $1.3 million. In May 2001, we renegotiated the purchase price down to $950,000. The State of New York, Columbia County and the town of Stuyvesant agreed to provide incentives of more than $200,000 towards the purchase price. Financing for the balance of approximately $750,000 is expected to be provided by both the New York State Industrial Development Agency and a Columbia County-based bank. We currently have a deposit of $50,000 towards the purchase price in an escrow account. Closing is scheduled for November 2001. We cannot assure you that this purchase of the Kinderhook facility will occur or that we will be able to secure the necessary financing.

         In August 1999, we leased a 3,900 square foot R&D and production laboratory facility in Bridgeport, New Jersey. This facility is leased for a period of three years at which time we have the option to renew the lease. In March 2001, we expanded the New Jersey facility by leasing an additional 5,238 square feet, for a total of approximately 9,000 square feet.

         Item 3. Legal Proceedings

         In April 1999, the Company initiated a lawsuit against Phamatech, Inc., ("Phamatech") and other defendants claiming patent infringement, trademark dilution and unfair competition. In August 2000, the Company amended its lawsuit to add additional defendants.

         On April 3, 2001, the Company settled the patent infringement lawsuit (see Note L[4]) against Phamatech Inc. ("Phamatech") and the other defendants. The agreement establishes a license and royalty arrangement under which Phamatech will continue to market its line of products for drugs-of-abuse testing, and the Company will be paid a percentage of revenues from this product. In return, the Company dismissed the lawsuit against Phamatech and the other defendants. Under the terms of the settlement, each party has agreed not to disclose to any third parties the terms and conditions of this agreement.

         In June 1999, Richard Davidson filed a lawsuit against the Company in New York. Davidson claims that two placement memoranda dated September 15, 1992 and February 5, 1993, obligates the Company to issue him 1,155,601 ABMC common shares. He claims he is entitled to the common shares in consideration of brokering the acquisitions subject to the Share Exchange Agreement with Dr. Robert Friedenberg (Friedenberg also filed suit against the Company previously and the Company won the case on appeal in September 1999). In addition, Davidson is claiming a finder's fee of 5% of the funds raised by the September 1992 private placement. He alleges that a sum of $1 million was raised. He also claims he is entitled to a consulting fee of $24,000. Management denies the claims and is vigorously contesting the suit. A trial date was set for November 2000 however, the Company filed a motion for summary judgment against Davidson and Davidson cross-moved for summary judgment. In August 2001, the Company's motion for summary judgment was denied and the court is currently considering Davidson's cross-motion for summary judgment. Management believes based on consultation with counsel, that it has substantial and compelling defenses to Davidson's claims and there is a reasonable chance that the Company would prevail if the matter were to go to trial. A trial date has been set for October 22, 2001.

         In June 1995 the Company filed a lawsuit against Jackson Morris, the lawyer engaged to draft and advise the Company on the Share Exchange Agreement with Dr. Robert Friedenberg. Morris, who had been recommended to the Company by Dr. Friedenberg and whose fees were paid by the Company, is alleged to have breached his fiduciary duty to the Company in several ways, including by later advising Friedenberg, individually, on how to rescind the Share Exchange Agreement as well as testifying for Friedenberg over the Company's objections and in violation of his obligations to the Company. Morris is also charged with negligence in drafting the Share Exchange Agreement. The Company's lawsuit demands damages in the amount of $1,000,000. Morris has counterclaimed as a party to the Share Exchange Agreement and seeks common shares. The basis of all of Mr. Morris' claims stem from the Friedenberg claim. The Company vigorously contests the Morris claim. No trial date has been set.

         The Company has been named in legal proceedings in connection with matters that arose during the normal course of its business. While the ultimate result of any litigation cannot be determined, it is management's opinion based upon consultation with counsel, that it has adequately provided for losses that may be incurred related to these claims.

         Item 4. Submission of Matters to a Vote of Security Holders

         None.

PART II

         Item 5. Market for Common Equity and Related Stockholders Matters

         The table below sets forth the range of high and low sale prices for the fiscal years 2001 and 2000 on the Nasdaq SmallCap Market. As of July 13, 2001 there were approximately 4,000 holders of common shares.

         Fiscal Year Ending April 30, 2001         High                  Low
         ---------------------------------         ----                  ---

              Fourth Quarter                       $1.25                 $0.69
              Third Quarter                        $1.50                 $0.25
              Second Quarter                       $1.50                 $0.97
              First Quarter                        $2.00                 $1.13

         Fiscal Year Ending April 30, 2000         High                  Low
         ---------------------------------         ----                  ---

              Fourth Quarter                       $4.25                 $1.31
              Third Quarter                        $2.50                 $1.06
              Second Quarter                       $2.25                 $1.25
              First Quarter                        $1.96                 $1.25


         As of July 13, 2001 there were outstanding 17,995,548 common shares. The Company has not declared any dividends on the common shares and does not expect to do so in the foreseeable future.

         On July 13, 2001, the last reported sales price for the common shares as reported on the Nasdaq Small Cap Market was $1.08 per share. Average daily trading volume on our common shares during the three-month period from April 13, 2001 to July 13, 2001 was approximately 28,461 shares.


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

         Results of Operations for the Fiscal Year Ended April 30, 2001 (The "2001 Fiscal Year") Compared to the Fiscal Year Ended April 30, 2000 (The "2000 Fiscal Year")

         Net sales were $7,484,000 in fiscal 2001 compared to $7,653,000 in fiscal 2000. Sales to distributors decreased by $633,000 in fiscal 2001 because of a decrease in the number of distributors selling our product to 102 in fiscal 2001 from 128 in fiscal 2000. The decrease is a result of some distributors selling competing products, including a "knock-off" product that was the subject of our patent litigation. Decreases in sales to distributors were offset in part by an increase in sales from our telemarketing efforts.

         Gross profit for fiscal 2001 was $4,913,000, or 65.6% of net sales, as compared to $4,051,000, or 52.9% of net sales, for fiscal 2000. Gross profit increased as a percentage of net sales as a result of manufacturing products in our own facility in fiscal 2001.

         The following table sets forth the percentage relationship of selling, general and administrative costs to net sales for both years:


                                                         2001       Percent           2000          Percent
                                                      Fiscal Year   of Sales       Fiscal Year      of Sales
                                                      -----------   --------       -----------      --------
Sales salaries and commissions                       $1,289,000       17.2%         $1,033,000        13.5%
Sales travel                                            332,000        4.4             439,000         5.7
Consulting and other selling expenses                   501,000        6.7             936,000        12.2
Marketing and promotion                                 572,000        7.6             265,000         3.5
Investor relations costs                                347,000        4.6             225,000         3.0
Legal fees                                            1,363,000       18.2             951,000        12.4
Accounting fees                                         200,000        2.7              80,000         1.1
Office salaries                                         931,000       12.5             667,000         8.7
Payroll taxes and insurance                             201,000        2.7             174,000         2.3
Telephone                                               137,000        1.8             139,000         1.8
Insurance                                                39,000        0.5              49,000         0.6
Bad debts                                                42,000        0.6              79,000         1.0
Other administrative costs                              612,000        8.2             186,000         2.4
                                                     ==========       ====          ==========       =====
Total selling, general and administrative            $6,566,000       87.7%         $5,223,000        68.2%
costs


         Selling, general and administrative costs increased to $6,566,000, or 87.7% of net sales, in fiscal 2001 compared to $5,223,000, or 68.2% of net sales, in fiscal 2000. This increase was primarily due to an increase of $569,000 in salaries for additional employees in administration and sales and marketing, sign-on bonuses for new salespeople and our new Chief Executive Officer and severance costs of terminated employees in sales and marketing and our former Chief Financial Officer; increased marketing expenses of $240,000 related to the Drug Detector product; additional accounting fees of $120,000 related to our fiscal 2000 audit and costs associated with an SEC filing related to a financing; and increases in other expenses of $426,000, including directors and officers insurance, bank fees and executive recruiters. We also incurred non-cash compensation charges of $289,000 in fiscal 2001 compared to $367,000 in fiscal 2000 in connection with compensatory stock and stock options. We completed amortization of these charges in fiscal 2001. These increases in expenses were offset, in part, by decreases of $107,000 in sales and travel expenses and $435,000 in consulting and other selling expenses.

         We also incurred legal expenses of $1,363,000 in fiscal 2001 compared to $951,000 in fiscal 2000. These legal fees related primarily to the patent litigation that was settled in the fourth quarter of fiscal 2001. We expect our legal fees to be significantly lower in fiscal 2002 as a result of the settlement of this litigation.

         We expect selling, general and administrative costs to decline as a percentage of net sales in fiscal 2002 as a result of expected increases in net sales.

         Depreciation and amortization expense was $123,000 in fiscal 2001 compared to $106,000 in fiscal 2000. The increase in depreciation and amortization expense is due to an increase in capital equipment.

         Research and development expenses were $614,000 in fiscal 2001 compared to $799,000 in fiscal 2000. This decrease resulted from our completed development and production of the drug testing strip for tricyclic antidepressants included in our nine panel version of the Rapid Drug Screen.

         Net other income was $510,000 in fiscal 2001 compared to net expense of $59,000. The increase was due to the settlement of our patent litigation and increased interest income in fiscal 2001.

         Net loss attributable to common shareholders decreased to $1,880,000 in fiscal 2001 from $2,275,000 in fiscal 2000.

         Liquidity and Capital Resources as of April 30, 2001

         At April 30, 2001 we had cash and cash equivalents of $265,000 and working capital of $ 624,000. We have historically satisfied our working capital requirements principally through proceeds from private placements of equity securities. The Company is in the process of raising additional capital through a private placement of it's common stock and does not expect to experience certain costs at the levels sustained in the year ended April 30, 2001. Such a capital raise is necessary to fund working capital requirements including an agreement to settle legal fees. The Company has never paid any dividends on its Common Shares. The Company anticipates that all future earnings, if any, will be retained for use in the Company's business and it does not anticipate paying any cash dividends.

         Net cash used in operating activities was $920,000 in fiscal 2001 compared to $846,000 in fiscal 2000. The net cash used in operating activities in fiscal 2001 was primarily due to the net loss of $1,880,000, an increase in inventory of $112,000 and an increase in other receivable of $350,000, offset in part by a decrease in accounts receivable of $145,000, an increase in accounts payable and accrued expenses of $726,000, non-cash charges related to amortization and depreciation of $123,000, the amortization of compensatory stock and stock options of $289,000 and the loss on sale of investments and the loss on abandonment of $184,000. The net cash used in operating activities in fiscal 2000 was primarily due to the net loss of $2,136,000 and an increase in accounts receivable of $197,000, offset in part by a decrease in inventory of $356,000, the amortization of compensatory stock and stock options of $367,000 and an increase in accounts payable and accrued expenses of $535,000.

         Net cash provided by investing activities was $114,000 in fiscal 2001 compared to $64,000 in fiscal 2000. The net cash provided from investing activities in fiscal 2001 was primarily due to the sale of our investment in BioSys, Inc. offset in part by loans to officer/director/shareholder of $120,000 and the purchase of plant, property and equipment of $73,000. The net cash provided in investing activities in fiscal 2000 was primarily due to the sale and maturity of investments of $571,000, offset in part by a $280,000 loan to BioSys, Inc., purchases of plant, property and equipment of $145,000 and purchase of investments of $73,000.

         Net cash used in financing activities was $136,000 in fiscal 2001. We had net cash provided by financing activities of $1,858,000 in fiscal 2000. The net cash used in financing activities in fiscal 2001 was primarily due to the repayment by us of a loan from a stockholder of $125,000. The net cash provided by financing activities in fiscal 2000 was due to the sale by us of 1,408,405 shares of Common Stock for $2,000,000 in a private placement to Seaside Partners, LLC offset in part by repayment by us of a note payable to a stockholder of $130,000.

         Our primary short-term needs are to fund an agreement to settle legal fees and increase manufacturing and production capabilities, increase current inventory levels, continue to support research and development programs, and to finance sales and marketing promotion in conjunction with our newly reorganized sales and marketing group, including our direct sale force. We currently plan to purchase our Kinderhook facility for $950,000. The State of New York, Columbia County and the town of Stuyvesant agreed to provide incentives of more than $200,000 towards the purchase price. Financing for the balance of approximately $750,000 is expected to be provided by both the New York State Industrial Development Agency and a

Columbia County-based bank. We currently have a deposit of $50,000 towards the purchase price in an escrow account. Closing is scheduled for November 2001. We cannot assure you that this purchase of the Kinderhook facility will occur or that we will be able to secure the necessary financing. Additionally, we are currently negotiating to sell 85 of the 107 acres that comprise the property to an unaffiliated party.

         We expect our capital requirements to increase over the next several years as we expand our research and development efforts, sales and administration infrastructure, manufacturing capabilities and facilities in our Bridgeport, New Jersey location in conjunction with our inventory increases necessary to meet anticipated demand from increased sales. Our future liquidity and capital funding requirements will depend on numerous factors, including the extent to which our products under development are successfully developed and gain market acceptance, the timing of regulatory actions regarding our potential products, the costs and timing of expansion of sales, marketing and manufacturing activities, facilities expansion needs, procurement and enforcement of patents important to our business, results of clinical investigations and competition, and our ability to secure additional financing on acceptable terms.

         Item 7. Financial Statements

         The Company's Financial Statements are set forth beginning on page F-1.

         Item 8. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure.
         None.

PART III

         ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Directors, Executive Officers, and Senior Officers

         The following sets forth the names of our directors, executive officers, and senior officers. Our directors are elected annually by the shareholders and the officers are appointed annually by the Board of Directors.


Name                                    Age        Position                                                 Since
----                                    ---        --------                                                 -----
Stan Cipkowski                          53         President and Director                                   1986
Edmund Jaskiewicz                       78         Secretary and Director                                   1992
Douglas Casterlin                       54         Vice President-Operations                                1997
Gerald Moore                            63         Director                                                 1999
Robert L. Aromando, Jr.                 45         Chairman of the Board of Directors and Chief             2000
                                                   Executive Officer
Denis O'Donnell, M.D.                   47         Director                                                 2000
Keith E. Palmer                         40         Chief Financial Officer, Vice President Finance,         2000
                                                   and Treasurer
Henry J. Wells, Ph.D.                   69         Vice President-Scientific Development                    1995
Martin Gould                            50         Vice President-Technology                                1998


         STAN CIPKOWSKI founded our predecessor in 1982 and has been an executive officer and one of our directors since our incorporation in April 1986. He reorganized the Company as American Bio Medica Corporation in 1992 and is the inventor of the Rapid Drug Screen. From 1982 to 1986, he was sole proprietor of American Micro Media, our predecessor, which was acquired by the Company. In addition, from 1983 to 1987, Mr. Cipkowski was a general partner of Florida Micro Media, a Fort Lauderdale-based marketer of educational software and was a principal shareholder and Chief Financial Officer of Southeast Communications Group, Inc., a publisher of direct response media. In 1982, he was a consultant to Dialogue Systems, Inc., a New York-based developer of training and communications materials, where he served as Vice-President of Sales and Marketing. From 1977 to 1982, Mr. Cipkowski was employed by Prentice-Hall Publishing Company, reaching the position of National Sales Manager. Prior to 1977 he was employed as an accountant for the New Seabury Corporation and as Mid-West Area Manager for the Howard Johnson Company. Mr. Cipkowski attended Mater Christi Seminary and St. Louis University from 1965 to 1969.

         EDMUND JASKIEWICZ has been one of our directors since 1992. Mr. Jaskiewicz is a lawyer-engineer. He has practiced international patent and corporate law as a sole practitioner since 1963, and served as our Chairman of the Board of Directors from 1992 until 1999. He currently serves as our Secretary. From 1953 to 1963, Mr. Jaskiewicz was associated with Toulmin and Toulmin, Attorneys-at-Law, Washington, D.C. From 1960 to 1962, he resided in Frankfurt, Germany managing that firm's local office. From 1952 to 1953 he was with the Patent Section of the Bureau of Ordinance of the Department of the Navy working on patent infringement and licensing matters. He received his J.D. in 1952 from George Washington University Law School and his B.S. in Engineering from the University of Connecticut in 1947.

         DOUGLAS CASTERLIN joined us in 1997 as our Vice President and General Manager and became our Executive Vice President of Operations in May 2001. From 1979 to 1997, Mr. Casterlin was General Manager of Coarc, Inc., our former product assembling, packaging and shipping contractor. In that capacity, he developed a contract manufacturing business involving plastic injection molding and clean room assembly and packaging of FDA - regulated medical products. He also negotiated a joint venture with a major German healthcare product manufacture to establish its United States operations and established a professional-format videocassette re-manufacturing business serving the television broadcast industry. From 1976 to 1979, Mr. Casterlin was Workshop Director, Putnam Industries, Inc., and Production Manager, from 1973 to 1976, of Occupatics, Inc. From 1966 to 1970, Mr. Casterlin served as an Air Force Intelligence Officer and was honorably discharged as Sergeant. He studied Engineering at Lehigh University from 1965 to 1966 and received his B.A. degree in Psychology in 1973 from the State University of New York at New Paltz.

         GERALD MOORE has been one of our directors since May 1999. Mr. Moore currently serves as President and CEO of Med-Ox Diagnostics of Canada and President of BioSys, Inc. From 1990 to 1998, Mr. Moore was President of UNIPATH (North America) when he reached parent company Unilever's mandatory retirement age. Brooke Bond, Inc took a majority equity position in Med-Ox in 1978 and renamed it Oxoid. In 1980, Mr. Moore opened Oxoid US in Columbus, Maryland and was appointed President and Chief Executive Officer of both Oxoid CANADA and Oxoid USA. Unilever acquired all of Oxoid International's holdings and subsidiaries in 1984 and changed its name to UNIPATH in 1990. Mr. Moore is a member of the Board of Directors of the Canadian Assoc. of Clinical Microbiology and Infectious Diseases (CACMID); a Director of the Canadian Clinical Standards Organization, serves on the National Committee for Clinical Laboratory Standards (NCCLS), a member of the NCCLS Committee for Antimicrobial Susceptibility testing and Veterinary Diagnostics, is an advisor to the NCCLS Committee on Culture Media, and is a liaison to the Board of Exhibitors of the Interscience Conference on Antimicrobial Agents and Chemotherapy (ICAAC) of the American Society of Microbiology. Mr. Moore received his degree in chemistry and mathematics from Strathclyde University in Glascow, Scotland in 1961.

         ROBERT L. AROMANDO JR. became our Chairman and Chief Executive Officer in January 2001 and has been one of our directors since May 2000. Mr. Aromando has over 20 years experience in sales and marketing. From 1999 until 2001, he was the Director of Global Marketing of Covance, Inc., a global clinical research organization. From 1992 until

1999, Mr. Aromando was Director of Global Marketing of Roche Diagnostics. In this capacity, he had the responsibility for the business development and marketing for Roche Diagnostics' global on-site drugs of abuse business. From 1988 until 1992, he was Product Manager for American Home Products, where he organized a new infectious disease business unit. From 1984 to 1988, he was Director of Sales & Marketing at Diagnostic Technology Inc. where he reorganized the hematology sales and marketing department. From 1978 to 1984, Mr. Aromando was a Regional Sales Manager for Litton Bionetics, responsible for a field sales district. Mr. Aromando received his BS from Mercy College in 1978.

         DENIS O'DONNELL, M.D. has served as one of our directors since May 2000 and is currently a Managing Director of Seaside Partners, L.P., the firm that purchased $2,000,000 of our common shares in a private placement on April 28, 2000. Since 1986, Dr. O'Donnell has been a Clinical Instructor of Health Science at Northeastern University. From 1984 to 1985 he was a Resident in Surgery at Tufts New England Medical Center. From 1986 to 1991 he served a Director of the Clinical Research Center of Medical and Technical Research Associates, Inc. From 1991 through 1995 he was Vice President of IGI, Inc. From 1995 until 1997 he was President of Novavax, Inc., a company in which he still holds the seat of Chairman of the Board. In addition to the Novavax, Inc. board seat, Dr. O'Donnell is currently a director of ELXSI Corporation (NASDAQ:ELXS), Columbia Laboratories, Inc. (AMEX:COB), Ampersand Medical Corporation (NASDAQ:AMPM), and is also a member of the Associates of Clinical Pharmacology Scientific Advisory Board. He has written and contributed to numerous medical manuscripts, abstracts, and papers. Dr. O'Donnell graduated from Harvard University (A.B./Biology) in 1976 and from AUC Medical School (M.D.) in 1984.

         KEITH E. PALMER joined us in October 2000 as our Vice President, Finance, Chief Financial Officer and Treasurer. He is a Certified Public Accountant with over 15 years experience in accounting, finance, strategic planning, and merger and acquisitions. From 1998 until joining us, Mr. Palmer was Director of Finance and Controller of Matthew Bender, a division of Lexis Publishing, a legal publisher. At Matthew Bender he was responsible for management of financial reporting and analysis, accounting and control, strategic planning and numerous Finance and Operational integration efforts. From 1993 until 1998, he was the Director of Finance & Controller for Matthew Bender & Company, Inc., a wholly owned subsidiary of the Times Mirror Corp. During that time he spearheaded the acquisition and/or integration, and assumed responsibility for financial reporting and analysis, of four businesses, including Shepard's, a legal citations publisher in Colorado Springs, Co., Capsoft, an electronic legal forms software firm in Provo, Utah, Mosby Medical Publishing in St. Louis, Missouri, and Michie, a legal publisher in Charlottesville, VA. In addition to integrating financial and operational functions, Mr. Palmer assisted on the integration and implementations of several financial, manufacturing and fulfillment systems, during this time. Prior to joining Matthew Bender, he was a Vice President of Marine Midland Bank, a commercial bank, and from 1983 until 1987, he was an auditor and senior consultant at the public accounting firm of Ernst & Whinney. Palmer received his MBA in Finance from Sage Colleges in 1995 and his BBA in Accounting from Siena College in 1983.

         HENRY J. WELLS, PH.D. joined us as a contract chemist in 1995. In 1998 he became a full-time employee as our Vice President of Product Development. From 1990 to 1998, Mr. Wells worked as a contract chemist with the title of Vice President Science and Technology for New Horizons Diagnostics, Inc. where he adapted immuno-chemical technologies for detection of infectious diseases. From 1989 to 1990, he was director of production for Espro, Inc., a producer of in-vivo pesticides. From 1985 to 1989, Dr. Wells was Vice President Science and Technology for Keystone Diagnostics, Inc. From 1984 to 1985, he was Director of Research and Development for Hill-Wells Research Corporation, a developer of diagnostics products. From 1981 to 1984, he was Vice President Research and Development of Hematec Corporation. From 1979 to 1981, Dr. Wells was Director of Biochemistry for Helena

Laboratories. From 1973 to 1979, he was Manager of Chemical Chemistry at Smith Kline Diagnostics. Dr. Wells earned his Ph.D. in Biochemistry from the University of Pittsburgh in 1966, his M.A. from University of Pennsylvania in 1972 (honorary) and his B.S. in Chemistry from the University of Pittsburgh in 1958.

         MARTIN GOULD became our Vice President, Technology in 1998. Mr. Gould is a biomedical scientist with more than 24 years of experience in the diagnostic and chemical fields. He has an extensive background in research and development, manufacturing, quality control/assurance, as well as business development and sales and marketing. His experience is in the areas of clinical chemistry, serology, immunology, hematology, dyes and stains, chromatography, reagent chemical and food diagnostics, specifically rapid microbiological testing. From 1973 to 1987, Mr. Gould worked for E. Merck, Inc. in various positions of increasing responsibilities within the product management, research and development, and quality assurance/control departments. In 1987, he founded Ampcor Diagnostics, Inc., which he grew until 1994 when it was acquired by Neogen Corp. (NASDAQ:NEOG). Mr. Gould continued to serve as Vice President and General Manager of Neogen Corp. until 1997. Mr. Gould was an independent consultant after leaving Neogen Corp. in 1997 until joining us in 1998. Mr. Gould is an accomplished researcher with numerous publications in a variety of fields, including rapid immunoassay tests to detect food pathogens such as e-coli, salmonella, listeria, shigella, and campylobacter. Mr. Gould established a patent in composition for stabilization of diagnostics reagents, three separate patents for immunoassay diagnostics kits, as well as a patent concerning a growth media that resuscitates injured bacteria, such as salmonella, that was recently issued. Mr. Gould received a Masters in Biomedical Science and Biomedical Engineering from Drexel University in 1982, and a BS degree from Delaware Valley College in 1973.

         Item 10. Executive Compensation

         The following table sets forth for the fiscal year ended April 30, 2001, the compensation received by the Company's executive officers based on salary and bonus for the fiscal year ended April 30, 2001 (the "named executive officers").


                                   Annual Compensation                           Long-Term Compensation
                                                                                         Awards
                                                                                       Securities
                                                                                       Underlying
Name and Principal Position         Year         Salary             Bonus               Options
---------------------------         ----         ------            ---------     ----------------------
Stan Cipkowski                      2001        $200,000            $      0           100,000
 President                          2000          96,000              77,010           100,000
                                    1999          96,000              64,992                 0


Robert L. Aromando, Jr.             2001        $ 28,000(1)         $ 25,000(2)        300,000
 Chief Executive Officer


Douglas Casterlin                   2001        $140,000            $      0           200,000
 Executive Vice-President           2000          84,000              67,010           100,000
 Operations                         1999          84,000              64,992                 0


Keith E. Palmer                     2001        $ 56,000(3)         $      0           100,000
 Chief Financial Officer
 Executive Vice
 President
 Finance

Jay Bendis(4)                       2001        $ 82,000            $ 36,000            50,000(5)
 Vice-President Sales               2000          84,000              77,010           100,000(5)
 and Marketing                      1999          84,000              64,992                 0




(1) Mr. Aromando was hired by the Company on February 26, 2001 at an annual salary of $180,000.
(2)  Sign-on bonus.
(3) Mr. Palmer was hired by the Company on October 1, 2000 at an annual salary of $100,000.
(4)  Mr. Bendis is no longer employed by the Company effective April 20, 2001.
(5) Pursuant to a severance agreement with the Company, these options will continue to vest and may be exercised according to the terms of the original underlying option agreements.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         As of July 13, 2001, there were 17,995,548 common shares outstanding. The following table sets forth, as of July 13, 2001, the beneficial ownership of the Company's common shares by (i) each director, (ii) each of the executive officers named in the Summary Compensation Table, (iii) all of the directors and officers of the Company as a group; and (iv) each shareholder, known to management of the Company, to beneficially own more than five percent of the outstanding common shares.


                                        Number of
Beneficial Owner                      Common Shares       Percent of Total
----------------                      -------------       ----------------
Stan Cipkowski                         2,513,600(1)            13.7%
122 Smith Road
Kinderhook, New York 12106

Edmund Jaskiewicz                      2,078,155(2)            11.4%
1730 M Street, NW
Washington, DC 20036

Douglas Casterlin                        314,500(3)             1.7%

Gerald Moore                              34,000(4)              *

Robert L. Aromando, Jr                    14,000(5)              *

Denis O'Donnell, M.D.                     14,000(6)              *

Keith E. Palmer                                0                 *

Seaside Partners, L.P.                 2,361,733(7)            11.6%
623 Ocean Avenue
Sea Girt, New Jersey 08750

Directors and executive officers
as a group (7 persons)                 4,968,255(8)            26.4%

---------
*    Less than one percent (1%).

(1) Includes 388,500 common shares subject to stock options exercisable within 60 days of July 13, 2001.
(2) Includes 161,500 common shares subject to stock options exercisable within 60 days of July 13, 2001.
(3) Includes 200,000 common shares subject to stock options exercisable within 60 days of July 13, 2001.
(4) Includes 34,000 common shares subject to stock options exercisable within 60 days of July 13, 2001.
(5) Includes 14,000 common shares subject to stock options exercisable within 60 days of July 13, 2001.
(6) Includes 14,000 common shares subject to stock options exercisable within 60 days of July 13, 2001.
(7) Includes 953,283 common shares subject to warrants exercisable within 60 days of July 13 2001. Dr. O'Donnell may be deemed to indirectly beneficially own 1,408,450 Common shares and the 953,283 Common shares subject to the warrants because he is a member of Seaside Advisors, LLC which is the general partner of Seaside Partners, L.P. Dr. O'Donnell specifically disclaims beneficial ownership of these securities.
(8) Includes an aggregate of 812,000 common shares subject to stock options exercisable within 60 days of July 13, 2001. Does not include the 1,408,450 common shares or the 953,283 Common shares subject to warrants beneficially owned by Seaside Partners, L.P. which Dr. O'Donnell may be deemed to indirectly beneficially own.

         Item 12. Certain Relationships and Related Transactions

         During fiscal 1999, 2000 and the first quarter of 2001, the Company advanced funds to Stan Cipkowski, the Company's President and one of its directors. Mr. Cipkowski was the Company's Chairman of the Board and Chief Executive Officer until January 2001. These advances are partially evidenced by a note and bear interest at the rate of 11.5% per annum. The loan is payable on demand. Each quarter, interest accrued on the loan is added to the outstanding principal balance of the loan. Mr. Cipkowski has pledged 1,000,000 of the Company's common shares to the Company as collateral. On November 30, 2000, the Company's Board of Directors and Mr. Cipkowski agreed to a structured repayment of this loan through the regular periodic redemption by the Company of common shares owned by Mr. Cipkowski. Under the program, Mr. Cipkowski will redeem at least 25,000 common shares, after the release of financial results, each quarter with a value to be determined by the closing price of the common shares on the second business day following the release of the quarterly or annual financial results. Mr. Cipkowski also has the right to redeem a greater number of common shares each quarter. As of April 30, 2001, Mr. Cipkowski has redeemed 50,000 common shares representing payment of $38,000 and the loan balance was approximately $472,000. Other than the accrued interest, which is added to the outstanding principal balance of the loan on a quarterly basis and paid pursuant to the share redemption program, the Company does not intend to make any additional loan to Mr. Cipkowski.

         The Company has collateralized a bank loan and a corporate credit card aggregating $107,000 as of April 30, 2001 for Mr. Cipkowski with certificates of deposit aggregating $146,000. In July 2001, the outstanding amounts due on the collateralized credit card were paid, the account closed and all restrictions on the $27,000 certificate of deposit released.

         On April 28, 2000, the Company entered into an agreement with Seaside Partners, L.P. ("Investor") to issue and sell 1,408,450 common shares at a per share price of $1.42 (the "closing price") for a total of $2 million. In conjunction with the agreement, the Company agreed to issue a five-year warrant to the investor to purchase up to 1,877,934 common shares pursuant to a formula based on the Company's stock price on the ten consecutive trading days prior to the six-month anniversary of the closing date. The agreement provided that if the six-month anniversary price per share was $2.13 or more per share, the Company would not be required to issue any warrants. If the anniversary price was less than $2.13 per share, the Company would be required to issue warrants exercisable at the anniversary price into a number of common shares based on a formula. The anniversary price was not $2.13 and the Company issued 953,283 warrants with an exercise price of $1.1689. These warrants were subsequently repriced to $0.95 in lieu of the Company paying liquidated damages of $109,000 resulting from the registration statement with respect to the common shares and the warrants not being declared effective by the SEC by the negotiated deadline. Denis O'Donnell, M.D., one of the Company's directors, is a member of Seaside Advisors, LLC, which is the general partner of Seaside Partners, L.P.


         Item 13. Exhibits and Reports On Form 8-K

         (a) Exhibits

               See Exhibit Index on page E-1, incorporated herein by reference.


         (b) Reports on Form 8-K

               There were no reports on Form 8-K during the fourth quarter of Fiscal Year 2001.

SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           AMERICAN BIO MEDICA CORPORATION


                                           By /s/ Stan Cipkowski
                                             -----------------------------------
                                             Stan Cipkowski, President and
                                             Director


DATE:  August 13, 2001


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 13, 2001:


/s/ Robert L. Aromando, Jr.              Chairman and Chief Executive Officer
-----------------------------------
Robert L. Aromando, Jr.


/s/ Stan Cipkowski                       President and Director
-----------------------------------
Stan Cipkowski


/s/ Edmund Jaskiewicz                    Director
-----------------------------------
Edmund Jaskiewicz


/s/ Gerald Moore                         Director
-----------------------------------
Gerald Moore


/s/ Denis O'Donnell, M.D.                Director
-----------------------------------
Denis O'Donnell, M.D.


/s/ Keith E. Palmer                      Chief Financial Officer
-----------------------------------      (Principal Financial Officer)
Keith E. Palmer

AMERICAN BIO MEDICA CORPORATION


CONTENTS

                                                                                                               PAGE
FINANCIAL STATEMENTS

   Independent auditors' report                                                                                 F-2

   Balance sheet as of April 30, 2001                                                                           F-3

   Statements of operations for the years ended April 30, 2001 and 2000                                         F-4

   Statements of changes in stockholders' equity for the years ended April 30, 2001 and 2000                    F-5

   Statements of cash flows for the years ended April 30, 2001 and 2000                                         F-6

   Notes to financial statements                                                                                F-7

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of American Bio Medica Corporation



We have audited the accompanying balance sheet of American Bio Medica Corporation as of April 30, 2001 and the related statements of operations, changes in stockholders' equity and cash flows for each of the years in the two-year period ended April 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of American Bio Medica Corporation as of April 30, 2001 and the results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has experienced recurring net losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Richard A. Eisner & Company, LLP

New York, New York
June 20, 2001

With respect to Note B and Note L[5]
July 23, 2001

With respect to the last paragraph of Note J[3]
July 18, 2001

AMERICAN BIO MEDICA CORPORATION


Balance Sheet
April 30, 2001


ASSETS
Current assets:
   Cash and cash equivalents                                                                                   $        265,000
   Accounts receivable - net of allowance for doubtful accounts of $86,000                                            1,010,000
   Inventory                                                                                                         1,444,000
   Other receivables                                                                                                   270,000
   Prepaid expenses and other current assets                                                                             41,000
                                                                                                               ----------------
      Total current assets                                                                                            3,030,000

Property, plant and equipment, net                                                                                      348,000
Restricted cash                                                                                                         146,000
Other receivables                                                                                                        80,000
Other assets                                                                                                             36,000
                                                                                                               ----------------
                                                                                                               $      3,640,000
                                                                                                               ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                                                       $      2,381,000
   Current portion of capital lease obligations                                                                          25,000
                                                                                                               ----------------

      Total current liabilities                                                                                       2,406,000

Long-term portion of capital lease obligations                                                                           21,000
                                                                                                               ----------------

      Total liabilities                                                                                               2,427,000
                                                                                                               ----------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock; par value $.01 per share; 5,000,000 shares authorized, none issued and outstanding
   Common stock; par value $.01 per share; 30,000,000 shares authorized; 17,995,548 shares
      issued and outstanding                                                                                            180,000
   Additional paid-in capital                                                                                        15,052,000
   Unearned compensation                                                                                               (19,000)
                                                                                                                         (5,000)
   Subscription receivable
   Due from officer/director/shareholder (collateralized by 1,000,000 shares of the                                    (472,000)
      Company's common stock)
   Accumulated deficit                                                                                             (13,523,000)
                                                                                                               ----------------

                                                                                                                      1,213,000
                                                                                                               ----------------

                                                                                                               $      3,640,000
                                                                                                               ================


See notes to financial statements                                            F-3

AMERICAN BIO MEDICA CORPORATION


Statements of Operations

                                                                                                     Year Ended April 30,
                                                                                              --------------------------------
                                                                                                    2001              2000
                                                                                              ---------------   --------------
Net sales                                                                                      $    7,484,000   $    7,653,000
Cost of goods sold                                                                                  2,571,000        3,602,000
                                                                                              ---------------   --------------

Gross profit                                                                                        4,913,000        4,051,000
                                                                                              ---------------   --------------

Operating expenses:
   Selling, general and administrative (including equity related charges of
      $289,000 in 2001 and $367,000 in 2000)                                                        6,566,000        5,223,000
   Depreciation and amortization                                                                      123,000          106,000
   Research and development                                                                           614,000          799,000
                                                                                              ---------------   --------------

                                                                                                    7,303,000        6,128,000
                                                                                              ---------------   --------------

Operating loss                                                                                     (2,390,000)      (2,077,000)
                                                                                              ---------------   --------------

Other income (expense):
   Loss on sale of investments                                                                       (124,000)        (122,000)
   Loss on abandonment of book sales business assets                                                  (60,000)
   Licensing and royalty income                                                                       604,000
   Interest income                                                                                    106,000           84,000
   Interest expense                                                                                   (16,000)         (21,000)
                                                                                              ---------------   --------------

                                                                                                      510,000          (59,000)
                                                                                              ---------------   --------------

NET LOSS                                                                                           (1,880,000)      (2,136,000)

Adjustments:
   Preferred stock beneficial conversion feature                                                                       (57,000)
   Preferred stock dividends                                                                                           (82,000)
                                                                                                                --------------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                                                   $   (1,880,000)  $   (2,275,000)
                                                                                               ==============   ===============

BASIC AND DILUTED LOSS PER COMMON SHARE                                                              $(.10)            $(.15)
                                                                                              ---------------   --------------

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED                                  18,034,000        15,481,000
                                                                                               ==============   ===============



See notes to financial statements                                            F-4

AMERICAN BIO MEDICA CORPORATION
Statements of Changes in Stockholders' Equity




                                 PREFERRED         COMMON STOCK        ADDITIONAL                        DUE FROM
                                   STOCK       ---------------------    PAID-IN       SUBSCRIPTION   OFFICER/DIRECTOR
                                  SHARES        SHARES      AMOUNT       CAPITAL       RECEIVABLE      SHAREHOLDER
                                 ----------    ----------  ---------    -----------   -------------  -----------------

BALANCE - APRIL 30, 1999              1,536    14,875,190  $ 149,000    $12,326,000        $ (9,000)

Preferred "D" shares converted       (1,647)    1,445,759     14,000        (14,000)
  to common shares
Dividends paid to holders of
  Preferred "D" shares:
      Preferred shares                  111                                 112,000
      Cash
Fair value of compensatory
  stock options                                                              83,000

Common shares issued in a
 private placement                              1,408,450     14,000      1,986,000
Exercise of common stock                           17,649
 options
Common stock and common stock
  options issued to
  consultants, net
  of amortization                                 300,000      3,000        721,000
Cancellation of common stock                       (1,500)                   (4,000)          4,000

Amortization of compensatory
  stock options
Net loss
Other comprehensive loss:
  Unrealized loss on
  securities available for sale

Comprehensive loss
                                 ----------    ----------  ---------    -----------   -------------

BALANCE - APRIL 30, 2000                  0    18,045,548    180,000     15,210,000          (5,000)


Warrant registration penalty
                                                                             26,000
Cancellation of common stock                      (50,000)                  (38,000)
Amortization of compensatory
  stock and options
Non-employee granted options
  fully vested                                                             (165,000)
Common stock options issued
  to consultants
                                                                             19,000
Net loss
Due from officer/director/
  shareholder repayable with
  common stock                                                                                                (472,000)

Other comprehensive loss:
  Net change in unrealized
  loss on securities available
  for sale

Comprehensive loss
                                 ----------    ----------  ---------    -----------   -------------  -----------------

BALANCE - APRIL 30, 2001                  0    17,995,548  $ 180,000    $15,052,000        $(5,000)          $(472,000)
                                 ==========    ==========  =========    ===========   =============  =================




                                                                   ACCUMULATED
                                                                     OTHER
                                  COMPREHENSIVE      UNEARNED     COMPREHENSIVE   ACCUMULATED
                                      LOSS         COMPENSATION       LOSS          DEFICIT          TOTAL
                                   -------------   -------------  ------------    ------------   -------------

BALANCE - APRIL 30, 1999                             $  (13,000)    $  (56,000)   $ (9,424,000)  $   2,973,000

Preferred "D" shares converted                                                                               0
  to common shares
Dividends paid to holders of
  Preferred "D" shares:
      Preferred shares                                                                 (82,000)         30,000
      Cash                                                                              (1,000)         (1,000)
Fair value of compensatory                                                                              83,000
  stock options

Common shares issued in a
 private placement                                                                                   2,000,000
Exercise of common stock                                                                                     0
 options
Common stock and common stock
  options issued to
  consultants, net
  of amortization                                      (452,000)                                       272,000
Cancellation of common stock

Amortization of compensatory                             11,000                                         11,000
  stock options
Net loss                            $ (2,136,000)                                   (2,136,000)     (2,136,000)
Other comprehensive loss:
  Unrealized loss on
  securities available for sale          (21,000)                      (21,000)                        (21,000)
                                    ------------
Comprehensive loss                  $ (2,157,000)
                                    ============   -------------  ------------    ------------   -------------

BALANCE - APRIL 30, 2000                               (454,000)       (77,000)    (11,643,000)      3,211,000


Warrant registration penalty                                                                            26,000

Cancellation of common stock                                                                           (38,000)
Amortization of compensatory                            289,000                                        289,000
  stock and options
Non-employee granted options
  fully vested                                          165,000                                             0
Common stock options issued
  to consultants
                                                        (19,000)                                            0
Net loss                            $ (1,880,000)                                   (1,880,000)     (1,880,000)
Due from officer/director/
  shareholder repayable with
  common stock
                                                                                                      (472,000)
Other comprehensive loss:
  Net change in unrealized
  loss on securities available
  for sale                                77,000                        77,000                          77,000
                                     -----------
Comprehensive loss                   $(1,803,000)
                                     ===========   -------------  ------------    ------------   -------------

BALANCE - APRIL 30, 2001                             $  (19,000)    $        0    $(13,523,000)  $   1,213,000
                                   =============   =============  ============    ============   =============




See notes to financial statements                                            F-5

AMERICAN BIO MEDICA CORPORATION

   Statements of Cash Flows

                                                                                                    YEAR ENDED APRIL 30,
                                                                                              -------------------------------
                                                                                                   2001              2000
                                                                                              --------------   --------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                                   $   (1,880,000)  $   (2,136,000)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Amortization and depreciation                                                                  123,000          106,000
      Penalty charge for late registration                                                            26,000
      Allowance for note receivable                                                                                   105,000
      Provision for bad debts                                                                         (5,000)          11,000
      Amortization of compensatory stock and stock options                                           289,000          367,000
      Accrued interest on due from officer/director/shareholder                                      (55,000)         (23,000)
      Loss on sale of investments / loss on abandonment                                              184,000           14,000
      Changes in:
        Accounts receivable                                                                          145,000         (197,000)
        Other receivable                                                                            (350,000)
        Inventory                                                                                   (112,000)         356,000
        Prepaid expenses and other current assets                                                      5,000           51,000
        Restricted cash                                                                              (34,000)
        Other assets                                                                                  18,000          (35,000)
        Accounts payable and accrued expenses                                                        726,000          535,000
                                                                                              --------------   --------------

           Net cash used in operating activities                                                    (920,000)        (846,000)
                                                                                              --------------   --------------

  CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment                                                         (73,000)        (145,000)
   Purchase of investments                                                                                            (73,000)
   Proceeds from sales and maturity of investments                                                   407,000          571,000
   Collections on note receivable                                                                                      23,000
   Loan to BioSys, Inc.                                                                             (100,000)        (280,000)
   Loans to officer/director/shareholder                                                            (120,000)         (32,000)
                                                                                              --------------   --------------

           Net cash provided by investing activities                                                 114,000           64,000
                                                                                              --------------   --------------

  CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of capital lease obligations                                                            (11,000)         (11,000)
   Proceeds from private placement                                                                                  2,000,000
   Cash dividends paid                                                                                                 (1,000)
   Repayment of note payable to shareholder                                                        (125,000)         (130,000)
                                                                                              --------------   --------------

            Net cash (used in) provided by financing activities                                     (136,000)       1,858,000
                                                                                              --------------   --------------

            NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    (942,000)       1,076,000
  Cash and cash equivalents - beginning of period                                                  1,207,000          131,000
                                                                                              --------------   --------------
  Cash and cash equivalents - end of period                                                   $      265,000   $    1,207,000
                                                                                              ==============   ==============

  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the year for:
      Interest                                                                                $       16,000   $        8,000

  NONCASH ACTIVITIES:
   Common stock issued in connection with stock dividends to holders of
      preferred stock                                                                                          $      111,000
   Acquisition of property under capital leases                                               $       10,000
   Sale of book business and related assets for a note receivable                                              $      205,000
   Cancellation of common stock                                                                                $        4,000
   Preferred stock converted to common stock                                                                   $    1,647,000
   Common stock received in repayment of loan from officer/director/shareholder               $       38,000
     Conversion of equity investment in BioSys, Inc.                                          $      380,000
     Non-employee options granted fully vested                                                $      165,000


See notes to financial statements                                            F-6

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
April 30, 2001


NOTE A - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

The Company:

American Bio Medica Corporation (the "Company") was incorporated in the state of New York on April 10, 1986 and is in the business of manufacturing, developing and marketing biomedical technologies and products. The Company currently owns two technologies for screening drugs of abuse, a workplace screening test and a preliminary test for use by laboratories.

The Company was involved in marketing educational books and software to schools and municipal libraries and audio-visual educational packages to corporations throughout the United States, which constituted less than 10% of net sales. In September 1999, the Company sold this business (see Note G).

The Company's financial statements have been prepared assuming the Company will continue as a going concern which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. During the year ended April 30, 2001 the Company sustained a net loss of $1,880,000 and had net cash outflows from operating activities of $920,000. During the prior fiscal year and continuing throughout this fiscal year, the Company commenced implementing programs to improve its financial prospects including entering into national and international distribution agreements with a number of distributors, completing an in-house strip manufacturing program to reduce costs and other measures to enhance profit margins.

The Company is in the process of raising additional capital through a private placement of it's common stock and does not expect to experience certain costs at the levels sustained in the year ended April 30, 2001. Such a capital raise is necessary to fund working capital requirements including an agreement to settle legal fees. Accordingly substantial doubt exist about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this uncertainty.

Significant Accounting Policies:

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

[4]  Depreciation and amortization:

     Property, plant and equipment and capitalized lease assets are depreciated on the straight-line method over their estimated useful lives. Leasehold improvements are amortized by the straight-line method over the shorter of their estimated useful lives or the term of the lease.

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
April 30, 2001


NOTE A - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[5]  Revenue recognition:

     The Company recognizes revenue when products are shipped. However, revenue from consignment sales are not recognized until all conditional terms have been met.

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

     Potential common shares outstanding as of April 30, 2001 and 2000 are as follows:

                                            2001    2000
                                            ----    ----

                            Warrants         0       0
                            Options          0       0

     Assuming the shares held as collateral are retired at April 30, 2001 in satisfaction of the officer/director/shareholder obligation to the Company, the pro forma number of shares outstanding at April 30, 2001 would be 17,482,504.

[8]  Use of estimates:

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

[9]  Impairment of long-lived assets:

     In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ", the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No such losses have been recorded.

[10] Financial Instruments:

     The carrying amounts of cash and cash equivalents, accounts receivable - net, other receivables, due from officer/director/stockholder, restricted cash, accounts payable and accrued expenses approximate their fair value based on the nature of those items.

     Estimated fair value of financial instruments are determined using available market information. In evaluating the fair value information, considerable judgment is required to interpret the market data used to develop the estimates. The use of different market assumptions and/or different valuation techniques may have a material effect on the estimated fair value amounts.

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
April 30, 2001


NOTE A - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[10] Financial Instruments (continued):

     Accordingly, the estimates of fair value presented herein may not be indicative of the amounts that could be realized in a current market exchange.

[11] Accounting for stock-based compensation:

     The Company accounts for its stock-based compensation plans using the intrinsic value method under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation, which establishes a fair value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative under SFAS No. 123, which requires disclosure of the pro forma effects on net loss and net loss per share as if stock-based employee compensation was measured under SFAS No. 123, as well as certain other information. The Company accounts for stock-based compensation to non-employees using the fair value method in accordance with SFAS No. 123.

[12] Concentration of credit risk:

     The Company sells its drug testing products primarily to United States distributors. Credit is extended based on an evaluation of the customer's financial condition. The Company establishes an allowance for doubtful accounts based on factors surrounding the credit risk of specific customers and other information.

     The Company maintains certain cash balances at a financial institution that is federally insured and at times the balances have exceeded federally insured limits.

[13] Reporting comprehensive loss:

     The Company reports comprehensive loss in accordance with the provisions of SFAS No. 130, "Reporting Comprehensive Income". The provisions of SFAS No. 130 require the Company to report the change in the Company's equity during the period from transactions and events other than those resulting from investments by, and distributions to, the shareholders. Comprehensive loss for the year ended April 30, 2000 is the unrealized loss on investments available for sales.

[14] Reclassifications

     Certain items have been reclassified from the prior year to conform with the current year presentation.

NOTE B - RESTRICTED CASH

Restricted cash consists of two certificates of deposit aggregating $146,000 accruing interest at 5.35%, which are collateral for a bank loan, that is payable on demand and a corporate credit card aggregating $107,000, to a Company Officer/Director/Shareholder as of April 30, 2001. On July 23, 2001, the outstanding amounts due on the collateralized credit card were paid, the account closed and all restrictions on the $27,000 certificate of deposit released.

NOTE C - LICENSING AND ROYALTY INCOME

On April 3, 2001, the Company settled the patent infringement lawsuit (see Note L[4]) against Phamatech Inc. ("Phamatech") and the other defendants. The agreement establishes a license and royalty arrangement under which Phamatech will continue to market its line of products for drugs-of-abuse testing, and the Company will be paid a percentage of revenues from this product. In return, the Company dismissed the lawsuit against Phamatech and the other defendants. Under the

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
April 30, 2001

NOTE C - LICENSING AND ROYALTY INCOME (CONTINUED)

terms of the settlement, each party has agreed not to disclose to any third parties the terms and conditions of this agreement.

NOTE D - INVENTORY

Inventory is comprised of the following:

Drug screening tests:
   Raw materials                                       $     571,000
   Work in process                                           373,000
   Finished goods (including $199,000 held on
    consignment)                                            500,000
                                                       -------------
                                                       $   1,444,000
                                                       =============




NOTE E - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, are as follows:

          Leasehold Improvements                                     $   62,000
          Office equipment, including $60,000 under capital leases 255,000 Manufacturing and warehouse equipment, including
            $23,000 under capital lease                                 378,000
                                                                     ---------

                                                                       695,000
                         Less accumulated depreciation                 347,000
                                                                     ---------

                                                                     $ 348,000
                                                                     =========

Depreciation expense was $123,000 and $106,000 for the years ended April 30, 2001 and 2000 respectively.

NOTE F - DUE FROM OFFICER/DIRECTOR/SHAREHOLDER

At April 30, 2001, the Company has a loan due from an officer/director/shareholder for $472,000. The note bears interest at 11.5% per annum and is payable on demand.

During the first quarter of the year ended April 30, 2001 and during the year ended April 30, 2000, the Company advanced $120,000 and $32,000, respectively to the officer/director/shareholder. Interest income in connection with the note receivable for the years ended April 30, 2001 and 2000 was $55,000 and $23,000, respectively.

The officer/director/shareholder has provided 1,000,000 common shares as collateral for the loan and is surrendering to the Company, 25,000 common shares each quarter valued at the closing price on the second day following the earnings release, to reduce the outstanding loan balance. During the year, 50,000 common shares valued at $38,000 were redeemed to pay down the loan. Such loan is reflected in the Company's financial statements as a reduction of stockholder's equity.

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
April 30, 2001


NOTE G - OTHER ASSETS


On September 1, 1999, the Company sold its book sales business including all inventories and accounts receivable to an entity in exchange for a $250,000 five year secured promissory note. During the year ended April 30, 2000, the Company repossessed certain assets, upon the default of the note and collected $23,000 through April 30, 2000. In April 2001, the $60,000 carrying value of the assets of the book business was impaired and was written off.

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
April 30, 2001


NOTE H - CAPITAL LEASE OBLIGATIONS

The Company leases certain equipment under a capital lease. As of April 30, 2001, minimum future lease payments on the capital leases are as follows:

          Year Ending
           April 30,
          ------------
            2002                                          $    27,000
            2003                                               22,000
            2004                                                5,000
                                                           ----------

          Total future minimum loan payments                   54,000
          Less amount representing interest                    (8,000)
                                                           ----------

          Present value of minimum lease payments              46,000
          Less current portion of capital lease payments      (25,000)
                                                           ----------

          Long-term portion of capital lease obligations   $   21,000
                                                           ==========


NOTE I - INCOME TAXES

A reconciliation of the U.S. federal statutory income tax rate to the effective income tax rate is as follows:

                                                       Year Ended April 30
                                                         2001     2002

       Tax benefit at federal statutory rate             (34)%    (34)%
       State tax benefit, net of federal tax effect       (5)      (5)
       Valuation allowance                                39       39
                                                         ---      ---
       Effective income tax rate                           0%       0%
                                                         ===      ===

Significant components of the Company's deferred tax assets are:


                         Net operating loss                       $ 3,762,000
                         Allowance for doubtful accounts               34,000
                         Inventory                                     16,000
                                                                  -----------
                         Valuation allowance                       (3,812,000)
                                                                  -----------
                                                                  $         0
                                                                  ===========


The valuation allowance increased $312,000 during the year ended April 30, 2001.

The Company's deferred tax asset has been fully reserved by a valuation allowance since realization of its benefit is uncertain. The Company has a tax operating loss carry forward of approximately $9,645,000 expiring through the year 2021.The Company's ability to utilize the operating loss carry forwards may be subject to an annual limitation in future periods pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, if future changes in ownership occur.

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
April 30, 2001


NOTE J - STOCKHOLDERS' EQUITY

[1]  Preferred stock:

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

     Pursuant to a Registration Rights Agreement dated April 24, 1998 (the "Registration Rights Agreement"), the Company agreed to register the resale of the Company's common shares issuable upon conversion of the Company's Series D Preferred Stock and upon exercise of certain stock purchase warrants. Pursuant to the Registration Rights Agreement, if a registration statement covering the resale of such shares of common shares was not declared effective by July 23, 1998 or once declared effective sales could not be made thereunder for any reason (a "Registration Statement Deficiency"), the Company agreed to pay a late registration penalty. The Registration Statement filed by the Company was not declared effective until March 17, 1999, resulting in a penalty. In the fourth quarter of fiscal 1999, the Series D preferred shareholders (the "holders") communicated to the Company that they were willing to accept $250,000 in cash in settlement of the penalty. On May 28, 1999, the Company entered into a definitive Agreement as of April 30, 1999 (the "1999 Agreement") to settle all claims against the Company, including the late registration penalty and certain other claims under the Securities Purchase Agreement dated April 24, 1998. Pursuant to the 1999 Agreement, the Company gave as consideration $225,000 on June 1, 1999 ($100,000 in cash and a one-year promissory note in the principal amount of $125,000 accruing interest at the rate of 14% annually), which was subsequently repaid.

     On January 27, 2000, the holders of the Series D Preferred Shares agreed to convert all of their preferred shares into common shares. Pursuant to this agreement certain preferred shares were converted at a price of $1.078646 resulting in an additional preferred dividend of approximately $57,000 for the difference between the original conversion rate and the adjusted conversion price. During the year ended April 30, 2000, the Company issued 1,445,759 common shares on conversion of the preferred shares and paid accrued dividends of approximately $111,000.

[2]  Common stock purchase agreement:

     On April 28, 2000, the Company entered into an agreement with Seaside Partners, L.P. ("Investor") to issue and sell 1,408,450 common shares at a per share price of $1.42 (the "closing price") for a total of $2 million. In conjunction with the agreement, the Company agreed to issue a five-year warrant to the investor to purchase up to 1,877,934 common shares pursuant to a formula based on the Company's stock price on the ten consecutive trading days prior to the six-month anniversary of the closing date. The agreement provided that if the six-month anniversary price per share was $2.13 or more per share, the Company would not be required to issue any warrants. If the anniversary price was less than $2.13 per share, the Company would be required to issue warrants exercisable at the anniversary price into a number of common shares based on a formula. The anniversary price was not $2.13 and the Company issued 953,283 warrants with an exercise price of $1.1689. These warrants were subsequently repriced to $0.95 in lieu of the Company paying liquidated damages of $109,000 resulting from the registration statement with respect to the common shares and the warrants not being declared effective by the SEC by the negotiated deadline. Denis O'Donnell, M.D., one of the Company's directors, is a member of Seaside Advisors, LLC, which is the general partner of Seaside Partners, L.P.

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
April 30, 2001


NOTE J - STOCKHOLDERS' EQUITY (CONTINUED)


[2]  Common stock purchase agreement (continued):

[3]  Stock option plans:

     The Company adopted the Fiscal 1997 Non-statutory Stock Option Plan (the "1997 Plan"), the Fiscal 1998 Non-statutory Plan (the "1998 Plan"), the Fiscal 2000 Non-statutory Stock Option Plan (the "2000 Plan"), and, subject to shareholder approval at the upcoming annual meeting, the 2001 Non-statutory Stock Option Plan (the "2001 Plan"). The 1997 Plan provides for the granting of options to purchase up to 2,000,000 shares of common stock, the 1998 Plan and the 2000 Plan provides for the granting of options to purchase up to 1,000,000 common shares each and the 2001 Plan provides for granting of options to purchase up to 4,000,000 common shares. These Plans are administered by the Option Committee of the Board of Directors, which determines the terms of options exercised, including the exercise price, the number of shares subject to the option and the terms and conditions of exercise.

     Accordingly, the Company will have to measure the intrinsic value of the 678,000 options (granted in fiscal 2001) and 500,000 (granted in fiscal
     2002) if and when the shareholders approve the 2001 plan. Such measurement may result in a substantial charge to operations. For SFAS 123 disclosure purposes the 678,000 options granted under the 2001 Plan have been included in the April 30, 2001 financial results.

[4]  Stock options:

     Stock option activity is summarized as follows:


                                                                                Year Ended April 30,
                                                                   ---------------------------------------------------------
                                                                            2001                            2000
                                                                   ---------------------------------------------------------
                                                                                  Weighted                         Weighted
                                                                                   Average                          Average
                                                                                  Exercise                         Exercise
                                                                     Shares         Price           Shares           Price
                                                                    ---------  -----------         --------       ----------
              Options outstanding at beginning of year              2,990,000       $2.63          1,976,000      $3.02
              Granted                                               1,173,000        1.19          1,858,000       2.45
              Exercised                                                   (0)        0.00            (67,000)      2.96
              Cancelled/expired                                      (543,000)       2.88           (777,000)      3.00
                                                                    ---------                      ---------

              Options outstanding at end of year                    3,620,000        2.15          2,990,000       2.63
                                                                    ---------                      ---------

              Options exercisable at end of year                    2,418,000        2.54          2,558,000       2.67
                                                                    =========                      =========

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
April 30, 2001


NOTE J - STOCKHOLDERS' EQUITY (CONTINUED)


[4]  Stock options (continued):

     The following table presents information relating to stock options outstanding at April 30, 2001.


                                                     Options Outstanding                        Options Exercisable
                                           ---------------------------------------------       --------------------------
                                                         Weighted             Weighted                           Weighted
                                                          Average              Average                           Average
                                                          Exercise            Remaining                          Exercise
                Range of Exercise Price     Shares         Price            Life in Years         Shares          Price
                -----------------------    ---------     ---------          -------------       --------          -----
                     $0.90 - $1.99            956,000      $1.02                2.80               15,000      $1.17
                     $2.00 - $3.00          2,629,000      $2.54                1.17            2,370,000      $2.54
                     $3.01 - $3.50             35,000      $3.46                3.93               33,000       $3.46


     As of April 30, 2001, there are no stock options available for issuance under the 1997 or the 1998 Plan. Pursuant to the plans, as of April 30, 2000 no further options could be issued under the 1997 Plan and as of April 30, 2001, no further options could be issued under the 1998 Plan. There are 90,000 options available for issuance under the 2000 Plan and 3,322,000 under the 2001 Plan.

[5]  Warrants:

     On June 4, 2001, the Company issued a 5 year warrant vesting immediately to purchase 200,000 common shares of American Bio Medica Corporation stock at an exercise price of $1.50 per share to Brean Murray & Co., Inc. as compensation for its future services as a financial advisor to the Company. The warrants were valued at $134,000 using the Black Sholes pricing model and the following assumptions, dividend yield of 0%, volatility of 95%, risk free interest rate 4.8% and expected life of 5 years and will be recorded as a charge to operations in the following fiscal year.

[6]  Stock-based compensation:

     The Company applies APB No. 25 in accounting for its stock option plans and, accordingly, recognizes employee compensation expense for the difference between the fair value of the underlying common shares and the exercise price of the option at the date of grant. The effect of applying SFAS No. 123 on pro forma net loss as stated above is not necessarily representative of the effects on reported net loss for future years due to, among other things (1) the vesting period of the stock options and (2) the fair value of additional stock options in future years. The weighted average fair value of options granted during 2001 and 2000 was approximately $0.94 and $1.06, respectively. The following pro forma information gives effect to fair value of the options on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, volatility of 92% and 85% for 2001 and 2000, respectively, risk free interest rates of ranging from 5.29% - 6.22% and 5.81% - 6.60% for 2001 and 2000, respectively and expected life of 3 years.

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
April 30, 2001


NOTE J - STOCKHOLDERS' EQUITY (CONTINUED)


[6]  Stock-based compensation(continued):


                                                      Year Ended April 30,
                                               -------------------------------
                                                  2001              2000
                                               -----------       --------------
 Net loss:
   As reported                                  $(1,880,000)     $  (2,136,000)
   Pro forma                                     (2,144,000)        (3,684,000)

Basic and diluted loss per share:
   As reported                                      $(.10)            $(.15)
   Pro forma                                        $(.11)            $(.24)

     In December 1999, the Company entered into a one year consulting agreement with an individual knowledgeable in the medical diagnostic testing area. In connection therewith, the Company issued 300,000 common shares and granted options to purchase 200,000 common shares at $2 per share, vesting as of December 15, 2000. The common shares were valued at $466,000 and amortized over one year. The options were valued at $255,000 on December 15, 1999 and were being amortized over the consulting period. In December 2000, on vesting, the Company revalued the options at $90,000 using the Black-Scholes pricing model and the following assumptions, dividend yield of 0%, volatility of 84%, risk free interest of 5.49% and expected life of 5 years and adjusted paid-in-capital by $165,000.

     During the year ended April 30, 2000, the Company has granted options to distributors and consultants to purchase 97,250 common shares. The options can be exercised through January 2005 at exercise prices ranging from $2.50 to $3.00 per share. In connection therewith, the Company recorded a charge of $83,000 for the year ended April 30, 2000.

     During the year ended April 30, 2001, the Company granted 1,148,000 options to employees and directors at exercise prices greater than or equal to fair value of the underlying common shares at dates of grant. In addition, during the year ended April 30, 2001, the Company granted 25,000 options to consultants at fair market value. The options granted to consultants were valued at $19,000 using the Black Sholes pricing model and the following assumptions, dividend yield of 0%, volatility of 95%, risk free interest rate of 5.79% and expected life of 5 year and are being amortized over the consulting term of 1 year.

NOTE K - LOAN TO BIOSYS, INC.

     Through April 30, 2000, the Company had advanced $280,000 to BioSys, Inc. ("BioSys"), (the President of BioSys is a director of the Company) and advanced an additional $100,000 to BioSys during the year ended April 30, 2001.

     The terms of the loan provided for converting the loan into common stock of BioSys based on the percentage of funds provided by the Company compared to the total amount of capital obtained by BioSys within a two-year period commencing on July 14, 1999, limited to a maximum of 20% in exchange for an aggregate contribution of $400,000.

     In October 2000, the Company converted the loan balance of $380,000 into BioSys common stock and in January 2001, sold the common stock for net proceeds of $360,000.

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
April 30, 2001


NOTE L - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

[1]  Operating leases:

     The Company leases office and warehouse facilities under operating leases expiring through August 2002. At April 30, 2001, the future minimum rental payments under the operating lease are as follows:


                   2002              $   110,000
                   2003                   17,000
                                     -----------

                                     $   127,000
                                     ===========


     Rent expense was $141,000 and $139,000 for the years ended April 30, 2001 and 2000, respectively.

[2]  Purchase agreement:

     In June 2001, the Company entered into an agreement to acquire one of the leased facilities for $950,000 subject to environment assessment and structural inspection. The Company anticipates the purchase to be financed through a mortgage loan. At April 30, 2001, the Company has made a deposit of $50,000 towards this purchase.

[3]  Employment agreements:

     The Company has employment agreements with four officers, of which 2 are directors and 2 are shareholders, providing for aggregate annual salaries of $625,000. These agreements expire on April 30, 2002 and provide for the issuance of bonuses and the granting of options.

[4]  Litigation:

     In April 1999, the Company initiated a lawsuit against Phamatech, Inc., ("Phamatech") and other defendants claiming patent infringement, trademark dilution and unfair competition. In August 2000, the Company amended its lawsuit to add additional defendants.

     On April 3, 2001, the Company settled the patent infringement lawsuit (see Note C) against Phamatech Inc. ("Phamatech") and the other defendants. The agreement establishes a license and royalty arrangement under which Phamatech will continue to market its line of products for drugs-of-abuse testing, and the Company will be paid a percentage of revenues from this product. In return, the Company dismissed the lawsuit against Phamatech and the other defendants. Under the terms of the settlement, each party has agreed not to disclose to any third parties the terms and conditions of this agreement.

     In June 1999, Richard Davidson filed a lawsuit against the Company in New York. Davidson claims that two placement memoranda dated September 15, 1992 and February 5, 1993, obligates the Company to issue him 1,155,601 common shares. He claims he is entitled to the common shares in consideration of brokering the acquisitions subject to the Share Exchange Agreement with Dr. Robert Friedenberg (Friedenberg also filed suit against the Company previously and the Company won the case on appeal in September 1999). In addition, Davidson is claiming a finder's fee of 5% of the funds raised by the September 1992 private placement. He alleges that a sum of $1 million was raised. He also claims he is entitled to a consulting fee of $24,000. Management denies the claims and is vigorously contesting the suit. A trial date was set for November 2000 however, the Company filed a motion for summary judgment against Davidson and Davidson cross-moved for summary judgment. In August 2001, the Company's motion for summary judgment was denied and the court is currently considering Davidson's cross-motion for summary judgment. Management believes based on consultation with counsel,

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
April 30, 2001


NOTE L - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (CONTINUED)

[4]  Litigation (continued):

     that it has substantial and compelling defenses to Davidson's claims and there is a reasonable chance that the Company would prevail if the matter were to go to trial. A trial date has been set for October 22, 2001.

     In June 1995 the Company filed a lawsuit against Jackson Morris, the lawyer engaged to draft and advise the Company on the Share Exchange Agreement with Dr. Robert Friedenberg. Morris, who had been recommended to the Company by Dr. Friedenberg and whose fees were paid by the Company, is alleged to have breached his fiduciary duty to the Company in several ways, including by later advising Friedenberg, individually, on how to rescind the Share Exchange Agreement as well as testifying for Friedenberg over the Company's objections and in violation of his obligations to the Company. Morris is also charged with negligence in drafting the Share Exchange Agreement. The Company's lawsuit demands damages in the amount of $1,000,000. Morris has counterclaimed as a party to the Share Exchange Agreement and seeks common shares. The basis of all of Mr. Morris' claims stem from the Friedenberg claim. The Company vigorously contests the Morris claim. No trial date has been set.

     The Company has been named in legal proceedings in connection with matters that arose during the normal course of its business. While the ultimate result of any litigation cannot be determined, it is management's opinion based upon consultation with counsel, that it has adequately provided for losses that may be incurred related to these claims.

[5]  Restricted cash:

     The Company has collateralized a bank loan and a corporate credit card aggregating $107,000 as of April 30, 2001 for an officer/director/shareholder with certificates of deposit aggregating $146,000. In July 2001, the outstanding amounts due on the collateralized credit card were paid, the account closed and all restrictions on the $27,000 certificate of deposit released.

NOTE M - GEOGRAPHIC INFORMATION

     Information concerning net sales by principal geographic is as follows:


                                                     Year Ended April 30,
                                               -------------------------------
                                                    2001             2000
                                               --------------   --------------

               United States                   $    6,312,000   $    7,073,000
               North America (not domestic)           867,000          276,000
               Europe                                 150,000          155,000
               Asia/Pacific Rim                        55,000           11,000
               South America                          100,000          138,000
                                               --------------   --------------

                                               $    7,484,000   $    7,653,000
                                               ==============   ==============

AMERICAN BIO MEDICA CORPORATION
Index to Exhibits
April 30, 2001



Number                                 Description of Exhibits
------                                 -----------------------

3.5       Bylaws*

3.6       Fifth amendment to the Certificate of Incorporation (filed as Exhibit
          3.6 to the Company's Form SB-2 filed on November 21, 1996 and incorporated herein by reference)

4.6 Fiscal 1997 Nonstatutory Stock Option Plan (filed as part of the Company's Proxy Statement for its Fiscal 1997 Annual Meeting and incorporated herein by reference) (a)

4.14 Fiscal 1998 Nonstatutory Stock Option Plan (filed as part of the Company's Proxy Statement for its Fiscal 1998 Annual Meeting and incorporated herein by reference) (a)

4.15 Fiscal 2000 Nonstatutory Stock Option Plan (filed as part of the Company's Proxy Statement for its Fiscal 2000 Annual Meeting and incorporated herein by reference) (a)

4.16 Common Stock Purchase Agreement dated April 28, 2000 by and between the Company and Seaside Partners, L.P.**

4.17 Fiscal 2001 Nonstatutory Stock Option Plan (filed as part of the Company's Proxy Statement for its Fiscal 2002 Annual Meeting and incorporated herein by reference) (a)

10.6      Contract of Sale dated May 19, 1999/Kinderhook, New York facility**

10.7      Agreement of Lease dated May 13, 1999/Kinderhook, New York facility**

10.8      Lease dated August 1, 1999/New Jersey facility**

10.9 Amendment dated March 23, 2001 to Lease dated August 1, 1999/New Jersey facility

10.10     Amended Contract of Sale dated May, 2001/Kinderhook, New York facility

10.11 Financial Advisory Agreement dated May 2, 2001 by and between Brean Murray & Co., Inc. and the Company

10.12     Employment contract between the Company and Robert L. Aromando, Jr.
          (a)

10.13     Employment contract between the Company and Stan Cipkowski (a)

10.14     Employment contract between the Company and Douglas Casterlin (a)

10.15     Employment contract between the Company and Keith E. Palmer (a)

23.1      Consent of Independent Auditors

(a) indicates an employee benefit plan, management contract or compensatory plan or arrangement in which a named executive officer participates.

* Filed as the exhibit number listed to the Company's Form 10-SB filed on November 21, 1996 and incorporated herein by reference.

** Filed as the exhibit number listed to the Company's Form 10-KSB filed on August 11, 2000 and incorporated herein by reference.