Form 10QSB
period 2001-07-31
AMERICAN BIO MEDICA CORP
filed 2001-09-14
CIK 896747

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended July 31, 2001.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

    For the transition period from ________________ to ________________


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

     20,519,548 Common Shares as of September 14, 2001


     Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                     PART I
                              FINANCIAL INFORMATION
                         American Bio Medica Corporation
                                 Balance Sheets

                                                                             July 31,            April 30,
                                                                               2001                2001
                                                                            (Unaudited)
                                                                           -------------       -------------
                               Assets
Current assets:
  Cash and cash equivalents                                               $      187,000       $     265,000
  Investments                                                                     28,000
  Accounts receivable, net                                                       883,000           1,010,000
  Inventory                                                                    1,684,000           1,444,000
  Other receivables                                                              261,000             270,000
  Prepaid expenses and other current assets                                       40,000              41,000
                                                                           -------------       -------------

  Total current assets                                                         3,083,000           3,030,000

Property, plant and equipment, net                                               391,000             348,000
Restricted cash                                                                  120,000             146,000
Other receivables                                                                 32,000              80,000
Other assets                                                                      67,000              36,000
                                                                           -------------       -------------

                                                                           $   3,693,000       $   3,640,000
                                                                           =============       =============

                Liabilities and Stockholders' Equity
Current liabilities:
      Accounts payable and accrued expenses                                $   2,544,000       $   2,381,000
      Current portion of capital lease obligations                                18,000              25,000
                                                                           -------------       -------------

 Total current liabilities                                                     2,562,000           2,406,000

  Long term portion of capital lease obligations                                  20,000              21,000
                                                                           -------------       -------------

 Total liabilities                                                             2,582,000           2,427,000
                                                                           -------------       -------------

Stockholders' equity:
    Preferred stock; par value $.01 per share; 5,000,000   shares
     authorized; none issued and outstanding
    Common stock; par value $.01 per share; 30,000,000 shares authorized;
     17,995,548 and shares issued and outstanding at July 31, 2001 and April 30,
     2001
                                                                                 180,000             180,000
Additional paid-in capital                                                    15,272,000          15,052,000
Unearned compensation                                                           (116,000)            (19,000)
Subscription receivable                                                           (5,000)             (5,000)
Due from officer/director/shareholder (collateralized by
    1,000,000 shares of the Company's common stock)                             (485,000)           (472,000)
Accumulated deficit                                                          (13,735,000)        (13,523,000)
                                                                           -------------       -------------

                                                                               1,111,000           1,213,000
                                                                           -------------       -------------

                                                                           $   3,693,000       $   3,640,000
                                                                           =============       =============

                 See accompanying notes to financial statements

                         American Bio Medica Corporation
                            Statements of Operations
                                   (Unaudited)

                                                                           For The Three Months Ended
                                                                                   July 31,
                                                                       ---------------------------------
                                                                          2001                   2000
                                                                       -----------           -----------
Net sales                                                              $ 1,550,000           $ 2,155,000

Cost of goods sold                                                         463,000               742,000
                                                                       -----------           -----------

Gross profit                                                             1,087,000             1,413,000
                                                                       -----------           -----------

Operating expenses:
    Selling, general and administrative (including
      non-cash compensation of $123,000 in 2001 and
      $182,000 in 2000)                                                  1,172,000             1,573,000
    Depreciation                                                            29,000                29,000
    Research and development                                               100,000               119,000
                                                                       -----------           -----------
                                                                         1,301,000             1,721,000
                                                                       -----------           -----------

Operating loss                                                            (214,000)             (308,000)
                                                                       -----------           -----------

Other income (expense):
   Gain on sale of assets                                                   (5,000)
   Interest income                                                          16,000                37,000
   Interest expense                                                         (9,000)               (2,000)
                                                                       -----------           -----------
                                                                             2,000                35,000
                                                                       -----------           -----------
Net loss                                                               $  (212,000)          $  (273,000)
                                                                       ===+=======           ===========

Basic and diluted net loss
   per common share                                                    $     (0.01)          $     (0.02)

 Weighted average shares outstanding  -
    basic and diluted                                                   17,995,548            18,045,548
                                                                       ===========           ===========

                         American Bio Medica Corporation
                         Statement of Comprehensive Loss
Net loss                                                               $  (212,000)          $  (273,000)
Other comprehensive loss:
  Unrealized gain on investments                                                                  13,000
                                                                       -----------           -----------
  Comprehensive loss                                                   $  (212,000)           $ (260,000)
                                                                       ===========           ===========

                 See accompanying notes to financial statements

                         American Bio Medica Corporation
                            Statements of Cash Flows
                                   (Unaudited)
                           For The Three Months Ended

                                                                                                         July 31,
                                                                                              -------------------------------
                                                                                                 2001                 2000
                                                                                              ----------          -----------
Cash flows from operating activities:
 Net loss                                                                                     $(212,000)         $  (273,000)
  Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
     Depreciation                                                                                29,000               29,000
     Provision for bad debts                                                                    (16,000)               9,000
     Amortization of compensatory stock and stock options                                       123,000              182,000
     Accrued interest                                                                           (13,000)             (12,000)
     Changes in:
       Accounts receivable (and notes receivable in 2000)                                       143,000             (228,000)
       Other receivables                                                                         57,000
       Inventory                                                                               (240,000)             (40,000)
       Prepaid expenses and other current assets                                                  1,000              (41,000)
       Restricted cash                                                                           (2,000)              (4,000)
       Other assets                                                                             (31,000)               4,000
       Accounts payable and accrued expenses                                                    163,000              158,000
                                                                                             ----------          -----------
         Net cash provided by (used in) operating activities                                      2,000             (216,000)
                                                                                             ----------          -----------

Cash flows from investing activities:
  Purchase of property, plant and equipment                                                     (72,000)             (18,000)
  Loan to BioSys, Inc.                                                                                              (100,000)
  Loan to officer/director/stockholder                                                                              (118,000)
  Sales and maturity of investments                                                                                    3,000
                                                                                             ----------          -----------
         Net cash used in investing activities                                                  (72,000)            (233,000)
                                                                                             ----------          -----------

Cash flows from financing activities:
  Settlement of registration rights agreement                                                                       (125,000)
  Capital lease payments                                                                         (8,000)              (3,000)
                                                                                             ----------          -----------
         Net cash used in financing activities                                                   (8,000)            (128,000)
                                                                                             ----------          -----------

Net decrease in cash and cash equivalents                                                       (78,000)            (577,000)
Cash and cash equivalents - beginning of period                                                 265,000            1,207,000
                                                                                             ----------          -----------

Cash and cash equivalents - end of period                                                    $  187,000           $  630,000
                                                                                             ==========           ==========

Supplemental disclosures of cash flow information Cash paid during year for:
      Interest                                                                                $   9,000           $    2,000

Non-cash activities:
    Restricted asset relieved                                                                 $  28,000
    Non-employee options granted fully vested                                                 $ 220,000

                 See accompanying notes to financial statements

Notes to financial statements (unaudited)

                                  July 31, 2001

Note A - Basis of Reporting

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items), which are considered necessary for a fair presentation of the financial position of American Bio Medica Corporation (the "Company" or "ABMC") at July 31, 2001, and the results of its operations, and cash flows for the three-month period then ended. The results of operations for the three-month period ended July 31, 2001 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the Company's audited financial statements and related disclosures for the year ended April 30, 2001 included in the Company's Form 10-KSB.

         On August 22, 2001, the Company raised gross proceeds of $2,549,000, with net proceeds of $2,333,000 after placement, legal, transfer agent and accounting fees, in a private placement consisting of 2,549,000 units. Each unit was comprised of one share of the Company's common stock at a price of $1.00 per unit together with a warrant to purchase 0.5 shares of the Company's common stock at a price equal to the closing price of the common stock on the Nasdaq SmallCap Market on the date immediately preceding the closing of the private placement, or $1.05 per share. The proceeds from this financing will be used for working capital and general corporate purposes.

Note B - Loss Per Common Share

         Basic loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of outstanding common shares during the period. No effect has been given to potential issuances of common stock including outstanding options and warrants in the diluted computation, as their effect would be antidilutive.

Note C - Litigation

         In June 1999, Richard Davidson filed a lawsuit against the Company in New York. Davidson claims that two placement memoranda dated September 15, 1992 and February 5, 1993, obligates the Company to issue him 1,155,601 ABMC common shares. He claims he is entitled to the common shares in consideration of brokering the acquisitions subject to the Share Exchange Agreement with Dr. Robert Friedenberg (Friedenberg also filed suit against the Company and the case was dismissed in September 1999). In addition, Davidson is claiming a finder's fee of 5% of the funds raised by the September 1992 private placement. He alleges that a sum of $1 million was raised. He also claims he is entitled to a consulting fee of $24,000. Management denies the claims and is vigorously contesting the suit. A trial date was set for November 2000; however, the Company filed a motion for summary judgment against Davidson and Davidson cross-moved for summary judgment. In August 2001, the Company's motion for summary judgment was denied and the court is currently considering Davidson's cross-motion for summary judgment. Management believes based on consultation with counsel, that it has substantial and compelling defenses to Davidson's claims and there is a reasonable chance that the Company would prevail if the matter were to go to trial. A trial date has been set for October 22, 2001.

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

Note D - Reclassifications

         Certain items have been restated to conform to the current presentation.

Note E - Other matters

         None.

Item 2. Management's Discussion and Analysis or Plan of Operation

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2001 AND 2000

         The following discussion of the Company's financial condition and the results of operations should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this document.

          The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that in addition to the description of historical facts contained herein, this report contains certain forward-looking statements that involve risks and uncertainties as detailed herein and from time to time in the Company's other filings with the Securities and Exchange Commission and elsewhere. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those, described in the forward-looking statements. These factors include, among others: (a) the Company's fluctuations in sales and operating results; (b) risks associated with international operations; (c) regulatory, competitive and contractual risks; (d) product development risks; (e) the ability to achieve strategic initiatives, including but not limited to the ability to achieve sales growth across the business segments through a combination of enhanced sales force, new products, and customer service; and (f) pending litigation. (see Note C - Litigation in the notes to the financials statements included in Part I of this report).

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2001 AS COMPARED TO THE THREE MONTHS ENDED JULY 31, 2000
-----------------------------------------------------------------------------

         Net sales were $1,550,000 for the three months ended July 31, 2001 as compared to $2,155,000 for the three months ended July 31, 2000, representing a decrease of $605,000 or 28.1%. Distributor departures following the internal sales restructuring impacted sales for the first quarter. During the three months ended July 31, 2001, the Company continued its extensive program to market and distribute its primary product, the Rapid Drug Screen(TM).

         During the three months ended July 31, 2001, the Company sustained a net loss of $212,000, and had net cash provided by operating activities of $2,000. The Company continued to take steps to improve its financial prospects including entering into national and international distribution agreements with a number of distributors, penetrating the direct sales market with it's recently restructured sales group, acquiring the technology and resources necessary to enter the forensic market for testing for abuse of Oxycodone, exploring the potential of a "CLUB-DRUG" panel that could be a useful tool against the latest drugs of choice including Rohypnol, Ecstasy, Ketamine, Ritalin, GHB, and Methamphetamine, entering into an agreement to market a saliva based drug of abuse test and other measures to enhance profit margins.

         The Company has undertaken an aggressive program aimed at rebuilding relationships with the Company's key distributors and has restructured the Company's sales group to refocus on ABMC's core business, the sale of the Rapid Drug Screen test kit. Management believes sales from drug test kits together with the recent agreement to market a saliva based test will begin to grow steadily as a result of this restructuring coupled with a refocus on the core business.

         Cost of goods sold for the three months ended July 31, 2001 was $463,000 or 29.9% of net sales as compared to $742,000 or 34.4% of net sales for the three months ended July 31, 2000. This decrease resulted primarily from the Company's extensive cost reduction program aimed specifically at its in-place production process and the Company's in-house manufacturing of all drug test strips used in its Rapid Drug Screen product. During the three month period ended July 31, 2000, some test strips were manufactured at a higher cost to the Company by an outside supplier.

         While revenues decreased 28.1% in the three months ended July 31, 2001, selling, general and administrative costs decreased $401,000 or 25.5% to $1,172,000 compared to $1,573,000 for the three months ended July 31, 2000.

         The following table sets forth the percentage relationship of selling, general and administrative costs to net sales for the three months ended July 31, 2001 and July 31, 2000:

                                                    Three Months                       Three Months
                                                        Ended         Percent             Ended           Percent
                                                    July 31, 2001      Sales          July 31, 2000        Sales
                                                    -------------     -------         -------------       -------

Sales salaries and commissions                         $  291,000      18.8%            $  187,000          8.7%
Sales travel                                               60,000       3.9%                99,000          4.6%
Consulting and other selling expenses                      40,000       2.6%               122,000          5.7%
Marketing and promotion                                    44,000       2.8%               141,000          6.5%
Investor relations costs                                   56,000       3.6%                95,000          4.4%
Non cash compensation                                     123,000       7.9%               182,000          8.4%
Legal fees                                                 44,000       2.8%               323,000         14.9%
Accounting fees                                           109,000       7.0%                81,000          3.8%
Office salaries                                           203,000      13.1%               176,000          8.2%
Payroll taxes and insurance                                64,000       4.1%                48,000          2.2%
Telephone                                                  29,000       1.9%                38,000          1.8%
Insurance                                                  10,000       0.7%                13,000          0.6%
Other administrative costs                                 99,000       6.4%                68,000          3.2%
                                                      -----------                       ----------

Total selling, general and
   administrative costs                                $1,172,000      75.6%            $1,573,000         73.0%
                                                       ==========                       ==========

     Management believes that the amount of selling, general and administrative costs may increase as the Company creates the necessary infrastructure to achieve the Company's worldwide drug test marketing and sales goals, continues it's aggressive penetration of the direct sales market, and leverages new product initiatives underway to develop and market a "club drug" panel and a saliva based test. However, steps have been taken to rationalize and control the rate of increase of these costs to be more consistent with the expected sales growth rate of the Company.

         The Company amortized a non-cash compensation charge of $123,000 or 7.9% of net sales in the three months ended July 31, 2001 associated with the grants of options to purchase common shares as compensation for consulting and professional services, and severance related expenses. Non-cash compensation charges of $182,000 were incurred in the three months ended July 31, 2000.

         Legal fees for the three months ended July 31, 2001 were $44,000 or 2.8% of net sales, a decrease of $279,000, compared to legal fees of $323,000 or 14.9% of net sales for the three months ended July 31, 2000. This decrease in legal fees was primarily due to the settlement of patent litigation in the fourth quarter of the 2001 fiscal year and the resulting decline in legal consultation.

         As a result of an internal restructuring of its marketing department, and marketing consulting fees, marketing and promotion costs decreased $97,000 to $44,000 or 2.8% of net sales for the three months ended July 31, 2001, compared to $141,000 or 6.5% of net sales for the three months ended July 31, 2000.

         Office salaries for the three months ended July 31, 2001 were $203,000 or 13.1% of net sales, an increase of $27,000, compared to office salaries of $176,000 or 8.2% of net sales for the three months ended July 31, 2000. This increase was primarily due to an increase in staff in purchasing and quality assurance, as well as the appointment of the new chairman and chief executive officer in the third quarter of the 2001 fiscal year.

         Accounting fees for the three months ended July 31, 2001 were $109,000 or 7.0% of net sales, an increase of $28,000, compared to accounting fees of $81,000 or 3.8% of net sales for the three months ended July 31, 2000. This increase was primarily due to the Company's year end audit and reporting for fiscal year 2001.

         Sales salaries and commissions for the three months ended July 31, 2001 were $291,000 or 18.8% of net sales, compared to sales salaries and commissions of $187,000 or 8.7% of net sales for the three months ended July 31, 2000. This increase is due to the restructuring of the sales and marketing groups and the addition of the direct sales force. Consulting and other selling expenses decreased $82,000 to $40,000 for the three months ended July 31, 2001 compared to $122,000 for the three months ended July 31, 2000. This decrease was primarily due to the restructuring of the sales and marketing groups.

         Other administrative costs increased $31,000 to $99,000 for the three months ended July 31, 2001 compared to $68,000 for the three months ended July 31, 2000, primarily due to relocation expense, director and officer insurance that was not subscribed to in the first quarter of the 2001 fiscal year, rental increases for both the Bridgeport and Kinderhook facilities, and reserves established for product returns.

         Depreciation expense was unchanged at $29,000 or 1.9% and 1.3% of net sales for the three months ended July 31, 2001 and 2000 respectively.

         Research and development expenses for the three months ended July 31, 2001 were $100,000 compared to $119,000 for the three months ended July 31, 2000. This decrease was primarily due to reduced spending on universal product research and development, resulting from a focused effort on the in-house manufacturing of all strips used in the Rapid Drug Screen and reduced consulting fees previously incurred to supplement the Company's successful implementation of certain quality standards in the manufacturing of the Rapid Drug Screen product during Fiscal 2000.

         Net loss attributable to common stockholders decreased to $212,000 for the three months ended July 31, 2001 compared to $273,000 for the three months ended July 31, 2000.


LIQUIDITY AND CAPITAL RESOURCES AS OF JULY 31, 2001

         The Company has working capital of $521,000 at July 31, 2001 as compared to working capital of $624,000 at April 30, 2001. The Company has historically satisfied its net working capital requirements through cash generated by proceeds from private placements of equity securities with institutional investors. The Company has never paid any dividends on its Common Shares. The Company anticipates that all future earnings, if any, will be retained for use in the Company's business and it does not anticipate paying any cash dividends.

         In addition, on August 22, 2001, the Company raised gross proceeds of $2,549,000, with net proceeds of $2,333,000 after placement, legal, transfer agent and accounting fees, in a private placement consisting of 2,549,000 units. Each unit was comprised of one share of the Company's common stock at a price of $1.00 per unit together with a warrant to purchase 0.5 shares of the Company's common stock at a price equal to the closing price of the common stock on the Nasdaq SmallCap Market on the date immediately preceding the closing of the private placement, or $1.05 per share. The most significant use of funds from this offering was a settlement payment to the Company's attorneys that had been retained to represent them in patent litigation. The table below illustrates the impact of the offering and the settlement on selected financial data adjusted to reflect the proceeds at July 31, 2001:

                                                                Unaudited
                                       Unaudited                Pro Forma
                                     July 31, 2001            July 31, 2001
                                     -------------            -------------

Current Assets                        $ 3,083,000              $ 4,741,000
Current Liabilities                   $ 2,562,000              $ 1,627,000
Working Capital                       $   521,000              $ 3,114,000
Stockholders' Equity                  $ 1,111,000              $ 3,704,000


         Net cash provided by operating activities was $2,000 for the three months ended July 31, 2001 compared to net cash used in operating activities of $216,000 for the three months ended July 31, 2000. The net cash provided by operating activities in the three months ended July 31, 2001 was primarily due to a decrease in accounts receivable of $143,000, an increase in accounts payable and accrued expenses of $163,000, partially offset by the net loss of $212,000, amortization of compensatory stock and stock options of $123,000, a decrease in other receivables of $57,000 and an increase in inventory of $240,000. The net cash used in operating activities in the three months ended July 31, 2000 was primarily due to the net loss of $273,000 and an increase in accounts receivable of $228,000, partially offset by a decrease in accounts payable and accrued expenses of $158,000 and amortization of compensatory stock and stock options of $182,000.

         Net cash used in investing activities was $72,000 for the three months ended July 31, 2001 compared to net cash used in investing activities of $233,000 for the three months ended July 31, 2000. The net cash used in investing activities for the three months ended July 31, 2001 was for the purchase of property plant and equipment. The net cash used in investing activities in the three months ended July 31, 2000 was primarily due to $100,000 loaned to BioSys, Inc., a $118,000 loan to a officer/director/shareholder, and the purchase of property plant & equipment of $18,000.

         Net cash used in financing activities was $8,000 for the three months ended July 31, 2001, consisting of capital lease payments. The net cash used in financing activities for three months ended July 31, 2000 was primarily due to the settlement of registration rights agreement of $125,000.

         At July 31, 2001 and 2000, the Company had cash and cash equivalents of $187,000 and $630,000, respectively.

         The Company's primary short-term capital and working capital needs are to increase its manufacturing and production capabilities, establish adequate inventory levels to support expected sales, continue to support its research and development programs, open new distribution opportunities and focus sales efforts on high potential sectors of the drugs of abuse testing market.

         The Company expects its capital and working capital requirements to increase over the next several years as it expands its research and development efforts, sales and administration infrastructure, manufacturing capabilities and facilities and purchases the Kinderhook, New York facility. The Company's future liquidity and capital funding requirements will depend on numerous factors, including the extent to which the Company's existing products and products under development gain market acceptance or are successfully developed, the timing of regulatory actions regarding the Company's potential products, the costs and timing of expansion of sales, marketing and manufacturing activities, facilities expansion needs, procurement and enforcement of patents important to the Company's business, results of clinical investigations and competition.

         The Company believes that its available cash and cash generated from operations will be sufficient to satisfy its funding needs for ongoing operations through April 30, 2002. If cash generated from operations is insufficient to satisfy the Company's working capital and capital expenditure requirements, the Company may be required to sell additional equity or debt securities or obtain additional credit facilities. There is no assurance that such financing will be available or that the Company will be able to complete financing on satisfactory terms, if at all.

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

      None.

Item 5.  Other Information

      None.

Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits

                  Exhibit 10.12-1 Amendment to employment contract dated March 8, 2001 by and between American Bio Medica Corporation and Robert L. Aromando Jr.


      (b)  Reports on Form 8-K

                  None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              AMERICAN BIO MEDICA CORPORATION
                              (Registrant)

                              By: /s/ Keith E. Palmer
                                  --------------------------------------------
                              EVP of Finance, Chief Financial Officer and
                              Treasurer (Principal Accounting Officer and duly authorized Officer)



Dated: September 14, 2001