Form 10QSB
period 2001-10-31
AMERICAN BIO MEDICA CORP
filed 2001-12-17
CIK 896747

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB

 [x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended October 31, 2001.


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

     20,609,548 Common Shares as of December 14, 2001



     Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                     PART I
                              FINANCIAL INFORMATION
                         American Bio Medica Corporation
                                 Balance Sheets

                                                            October 31,      April 30,
                                                               2001            2001
                                                            (Unaudited)
                                                           ------------    ------------
                               Assets
Current assets:
  Cash and cash equivalents                                $    836,000    $    265,000
  Accounts receivable, net                                      910,000       1,010,000
  Inventory                                                   1,884,000       1,444,000
  Other receivables                                             192,000         270,000
  Prepaid expenses and other current assets                     101,000          41,000
                                                           ------------    ------------

  Total current assets                                        3,923,000       3,030,000

Property, plant and equipment, net                              478,000         348,000
Restricted cash                                                 105,000         146,000
Other receivables                                                                80,000
Other assets                                                     37,000          36,000
                                                           ------------    ------------

                                                           $  4,543,000    $  3,640,000
                                                           ============    ============

                Liabilities and Stockholders' Equity
Current liabilities:
      Accounts payable                                     $    645,000    $  1,453,000
      Accrued expenses                                          695,000         928,000
      Current portion of capital lease obligations               13,000          25,000
                                                           ------------    ------------

 Total current liabilities                                    1,353,000       2,406,000

  Long term portion of capital lease obligations                 18,000          21,000
                                                           ------------    ------------

 Total liabilities                                            1,371,000       2,427,000
                                                           ------------    ------------

Stockholders' equity:
    Preferred stock; par value $.01 per share; 5,000,000
     shares authorized; none issued and outstanding
    Common stock; par value $.01 per share;
     50,000,000 shares authorized; 20,609,548 and
     17,995,548 shares issued and outstanding at
     October 31, 2001 and April 30, 2001                        207,000         180,000
Additional paid-in capital                                   17,747,000      15,052,000
Unearned compensation                                           (20,000)        (19,000)
Subscription receivable                                          (5,000)         (5,000)
Due from officer/director/shareholder (collateralized by
    1,000,000 shares of the Company's common stock)            (463,000)       (472,000)
Accumulated deficit                                         (14,294,000)    (13,523,000)
                                                           ------------    ------------

                                                              3,172,000       1,213,000
                                                           ------------    ------------

                                                           $  4,543,000    $  3,640,000
                                                           ============    ============

                 See accompanying notes to financial statements

                         American Bio Medica Corporation
                            Statements of Operations
                                   (Unaudited)

                                                          For The Six Months Ended
                                                                October 31,
                                                       ----------------------------
                                                           2001            2000
                                                       ------------    ------------

Net sales                                              $  3,179,000    $  4,176,000

Cost of goods sold                                        1,155,000       1,436,000
                                                       ------------    ------------

Gross profit                                              2,024,000       2,740,000
                                                       ------------    ------------

Operating expenses:
    Selling, general and administrative (including
      non-cash compensation of $320,000 in 2001 and
      $364,000 in 2000)                                   2,856,000       3,288,000
    Depreciation                                             60,000          61,000
    Research and development                                165,000         318,000
                                                       ------------    ------------
                                                          3,081,000       3,667,000
                                                       ------------    ------------

Operating loss                                           (1,057,000)       (927,000)
                                                       ------------    ------------

Other income (expense):
   Loss on disposition of assets                             (4,000)
   Interest income                                           36,000          64,000
   Interest expense                                          (6,000)         (4,000)
                                                       ------------    ------------
                                                             26,000          60,000
                                                       ------------    ------------

Loss before extraordinary item                           (1,031,000)       (867,000)

Extraordinary item                                          259,000
                                                       ------------    ------------

Net loss attributable to common shareholders           $   (772,000)   $   (867,000)
                                                       ============    ============

Basic and diluted earnings per common share
  Net loss per common
  share before extraordinary item                      $      (0.05)   $      (0.05)

  Extraordinary item                                           0.01
                                                       ------------    ------------

  Net Loss                                             $      (0.04)   $      (0.05)
                                                       ============    ============

 Weighted average shares outstanding --
    basic and diluted                                    18,948,972      18,045,548
                                                       ============    ============

        American Bio Medica Corporation
        Statement of Comprehensive Loss

Net loss                                               $   (772,000)   $   (867,000)
Other comprehensive loss:
  Unrealized loss on investments                                            (15,000)
                                                       ------------    ------------
  Comprehensive loss                                   $   (772,000)   $   (882,000)
                                                       ============    ============

                 See accompanying notes to financial statements

                         American Bio Medica Corporation
                            Statements of Operations
                                   (Unaudited)

                                                        For The Three Months Ended
                                                                 October 31,
                                                       ----------------------------
                                                            2001           2000
                                                       ------------    ------------

Net sales                                              $  1,629,000    $  2,021,000

Cost of goods sold                                          693,000         694,000
                                                       ------------    ------------

Gross profit                                                936,000       1,327,000
                                                       ------------    ------------

Operating expenses:
    Selling, general and administrative (including
      non-cash compensation of $197,000 in 2001 and
      $182,000 in 2000)                                   1,684,000       1,715,000
    Depreciation                                             31,000          32,000
    Research and development                                 64,000         199,000
                                                       ------------    ------------
                                                          1,779,000       1,946,000
                                                       ------------    ------------

Operating loss                                             (843,000)       (619,000)
                                                       ------------    ------------

Other income (expense):
   Interest income                                           27,000          27,000
   Interest expense                                          (2,000)         (2,000)
                                                       ------------    ------------
                                                             25,000          25,000
                                                       ------------    ------------

Loss before extraordinary item                             (818,000)       (594,000)

Extraordinary item                                          259,000
                                                       ------------    ------------

Net loss attributable to common shareholders           $   (559,000)   $   (594,000)
                                                       ============    ============

Basic and diluted earnings per common share
  Net loss per common
  share before extraordinary item                      $      (0.04)   $      (0.05)

  Extraordinary item                                           0.01
                                                       ------------    ------------

  Net Loss                                             $      (0.03)   $      (0.05)
                                                       ============    ============

 Weighted average shares outstanding --
    basic and diluted                                    19,902,396      18,045,548
                                                       ============    ============


           American Bio Medica Corporation
           Statement of Comprehensive Loss

Net loss                                               $   (559,000)   $   (594,000)
Other comprehensive loss:
  Unrealized loss on investments                                            (28,000)
                                                       ------------    ------------
  Comprehensive loss                                   $   (559,000)   $   (622,000)
                                                       ============    ============

                             See accompanying notes to financial statements

                         American Bio Medica Corporation
                            Statements of Cash Flows
                                   (Unaudited)

                                                                        For The Six Months Ended
                                                                              October 31,
                                                                      --------------------------
                                                                          2001           2000
                                                                      -----------    -----------
Cash flows from operating activities:
 Net loss                                                             $  (772,000)   $  (867,000)
  Adjustments to reconcile net loss to net cash provided by (used
    in) operating activities:
     Depreciation                                                          60,000         61,000
     Provision for bad debts                                              (16,000)       (11,000)
     Stock based compensation                                             320,000        364,000
     Accrued interest                                                     (27,000)       (27,000)
     Accounts receivable non cash adjustment for research &
      development                                                                        134,000
     Changes in:
       Accounts receivable (and notes receivable in 2000)                 116,000       (447,000)
       Other receivables                                                  158,000
       Inventory                                                         (440,000)       (57,000)
       Prepaid expenses and other current assets                          (60,000)       (31,000)
       Restricted cash                                                     41,000         (4,000)
       Other assets                                                                       11,000
       Accounts payable                                                  (808,000)       295,000
       Accrued expenses                                                  (128,000)        22,000
                                                                      -----------    -----------
         Net cash used in operating activities                         (1,556,000)      (557,000)
                                                                      -----------    -----------

Cash flows from investing activities:
  Purchase of property, plant and equipment                              (190,000)       (40,000)
  Loan to BioSys, Inc.                                                                  (100,000)
  Loan to officer/director/stockholder                                                  (120,000)
                                                                      -----------    -----------
         Net cash used in investing activities                           (190,000)      (260,000)
                                                                      -----------    -----------

Cash flows from financing activities:
  Settlement of registration rights agreement                                           (125,000)
  Net proceeds from private equity financing                            2,331,000
  Capital lease payments                                                  (14,000)        (6,000)
                                                                      -----------    -----------
         Net cash provided by (used in) financing activities            2,317,000       (131,000)
                                                                      -----------    -----------

Net increase (decrease) in cash and cash equivalents                      571,000       (948,000)
Cash and cash equivalents - beginning of period                           265,000      1,207,000
                                                                      -----------    -----------

Cash and cash equivalents - end of period                             $   836,000    $   259,000
                                                                      ===========    ===========

Supplemental disclosures of cash flow information
   Cash paid during year for:
      Interest                                                        $     9,000    $     3,000

Non-cash activities:
    Non-employee options granted fully vested                         $   220,000
    Conversion of BioSys, Inc. loan to equity investment in BioSys,
      Inc.                                                                           $   380,000
    Stock issued in connection with private equity financing          $   156,000


                 See accompanying notes to financial statements

Notes to financial statements (unaudited)

                                October 31, 2001

Note A - Basis of Reporting

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items), which are considered necessary for a fair presentation of the financial position of American Bio Medica Corporation (the "Company" or "ABMC") at October 31, 2001, and the results of its operations, and cash flows for the six-month and three-month periods then ended. The results of operations for the six-month and three-month periods ended October 31, 2001 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the Company's audited financial statements and related disclosures for the year ended April 30, 2001 included in the Company's Form 10-KSB.

         During the year ended April 30, 2001, the Company sustained a net loss of $1,880,000 and had net cash outflows from operating activities of $920,000. During the six months ended October 31, 2001, the Company sustained a net loss of $772,000, including an extraordinary item of $259,000 resulting from a settlement for outstanding amounts owed to the Company's legal counsel in their patent litigation, and had net cash used in operating activities of $1,556,000. The Company continued to take steps to improve its financial prospects including penetrating the direct sales market, acquiring the technology and resources necessary to enter the forensic market for testing for abuse of Oxycodone, exploring the potential of a "CLUB-DRUG" panel that could be a useful tool against the latest drugs of choice including Rohypnol, Ecstasy, Ketamine, Ritalin, GHB and Methamphetamine, entering into an agreement to market a saliva based drug of abuse test and other measures to enhance profit margins.

         In addition, on August 22, 2001, the Company raised gross proceeds of $2,549,000, with net proceeds of $2,331,000 after placement, legal, transfer agent and accounting fees, in a private placement consisting of 2,549,000 units. Each unit was comprised of one share of the Company's common stock at a price of $1.00 per unit together with a warrant to purchase 0.5 shares of the Company's common stock at a price equal to the closing price of the common shares on the Nasdaq SmallCap Market on the date immediately preceding the closing of the private placement, or $1.05 per share. The proceeds from this financing will be used for working capital and general corporate purposes.

NEW ACCOUNTING STANDARDS

         On June 29, 2001, Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," was approved by the Financial Accounting Standards Board (FASB). SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001. We do not expect the adoption of this Standard to have a material effect on our financial condition, results of operations or cash flows.

         On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. We plan to adopt SFAS No. 142 effective July 1, 2001. We do not expect the adoption of this Standard to have a material effect on our financial condition, results of operations or cash flows.

         In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We do not expect the adoption of this Standard to have a material effect on our financial condition, results of operations or cash flows.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of APB No. 30. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. We do not expect the adoption of this Standard to have a material effect on our financial condition, results of operations or cash flows.


Note B - Loss Per Common Share

         Basic loss per share before extraordinary items is calculated by dividing the net loss before extraordinary items by the weighted average number of outstanding common shares during the period. No effect has been given to potential issuances of common stock including outstanding options and warrants in the diluted computation, as their effect would be antidilutive.

Note C - Litigation

         In June 1999, Richard Davidson filed a lawsuit against the Company in New York. Davidson claims that two placement memoranda dated September 15, 1992 and February 5, 1993, obligates the Company to issue him 1,155,601 ABMC common shares. He claims he is entitled to the common shares in consideration of brokering the acquisitions subject to the Share Exchange Agreement with Dr. Robert Friedenberg (Friedenberg also filed suit against the Company and the case was dismissed in September 1999). In addition, Davidson is claiming a finder's fee of 5% of the funds raised by the September 1992 private placement. He alleges that a sum of $1 million was raised. He also claims he is entitled to a consulting fee of $24,000. Management denies the claims and is vigorously contesting the suit. A trial date was set for November 2000; however, the Company filed a motion for summary judgment against Davidson and Davidson cross-moved for summary judgment. In July 2001, the Company's motion for summary judgment was denied. In August 2001 the Company filed a Notice of Appeal related to the court's denial of the Company's motion for summary judgment. The court is currently considering Davidson's cross-motion for summary judgment, which the Company opposed in September 2001. Management believes based on consultation with counsel, that it has substantial and compelling defenses to Davidson's claims and there is a reasonable chance that the Company would prevail if the matter were to go to trial.

         In June 1995 the Company filed a lawsuit against Jackson Morris, the lawyer engaged to draft and advise the Company on the Share Exchange Agreement with Dr. Robert Friedenberg. Morris, who had been recommended to the Company by Dr. Friedenberg and whose fees were paid by the Company, is alleged to have breached his fiduciary duty to the Company in several ways, including by later advising Friedenberg, individually, on how to rescind the Share Exchange Agreement as well as testifying for Friedenberg over the Company's objections and in violation of his obligations to the Company. Morris is also charged with negligence in drafting the Share Exchange Agreement. The Company's lawsuit demands damages in the amount of $1,000,000. Morris has counterclaimed as a party to the Share Exchange Agreement and seeks common shares. The basis of all of Mr. Morris' claims stem from the Friedenberg claim. On July 27, 2001, the Company settled the lawsuit against Mr. Morris. The Company has issued 115,000 shares of the Company's common stock to Mr. Morris as settlement of all outstanding claims.

Note D - Reclassifications

         Certain items have been restated to conform to the current presentation.


Note E - Other matters

         On December 6, 2001, the Company successfully completed its purchase of its corporate headquarters and manufacturing facility in Kinderhook, N.Y. The building and 107 acres of land were purchased for $950,000.

Item 2. Management's Discussion and Analysis or Plan of Operation

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED OCTOBER 31, 2001 AND 2000

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

NEW ACCOUNTING STANDARDS

         On June 29, 2001, Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," was approved by the Financial Accounting Standards Board (FASB). SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001. We do not expect the adoption of this Standard to have a material effect on our financial condition, results of operations or cash flows.

         On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. We plan to adopt SFAS No. 142 effective July 1, 2001. We do not expect the adoption of this Standard to have a material effect on our financial condition, results of operations or cash flows.

         In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We do not expect the adoption of this Standard to have a material effect on our financial condition, results of operations or cash flows.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of APB No. 30. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. We do not expect the adoption of this Standard to have a material effect on our financial condition, results of operations or cash flows.

Results of operations for the six months ended October 31, 2001 as compared to the six months ended October 31, 2000

         Net sales were $3,179,000 for the six months ended October 31, 2001 as compared to $4,176,000 for the six months ended October 31, 2000, representing a decrease of $997,000 or 23.9%. Distributor departures following the internal sales restructuring impacted sales for the second quarter. During the six months ended October 31, 2001, the Company continued its extensive program to market and distribute its primary product, the Rapid Drug Screen(R).

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

         Cost of goods sold for the six months ended October 31, 2001 was $1,155,000 or 36.3% of net sales as compared to $1,436,000 or 34.4% of net sales for the six months ended October 31, 2000. This increase resulted from a change in the composition of sales to more government entities resulting in a lower average sales price.

         While revenues decreased 23.9% in the six months ended October 31, 2001, selling, general and administrative costs also decreased $432,000 or 13.1% to $2,856,000 compared to $3,288,000 for the six months ended October 31, 2000.

         The following table sets forth the percentage relationship of selling, general and administrative costs to net sales for the six months ended October 31, 2001 and October 31, 2000:

                                           Six months                      Six months
                                              Ended                          Ended
                                           October 31,      Percent        October 31,
                                              2001           Sales            2000           Percent Sales
                                          ------------      -------       ------------       -------------

Sales salaries and commissions           $   587,000         18.4%      $    449,000           10.8%
Sales travel                                 116,000          3.6%           176,000            4.2%
Consulting and other selling expenses        148,000          4.7%           207,000            5.0%
Marketing and promotion                      140,000          4.4%           363,000            8.7%
Investor relations costs                     147,000          4.6%           221,000            5.3%
Non cash compensation                        320,000         10.1%           364,000            8.7%
Legal fees                                   115,000          3.6%           652,000           15.6%
Accounting fees                              200,000          6.3%           138,000            3.3%
Office salaries                              452,000         14.2%           384,000            9.2%
Payroll taxes and insurance                  137,000          4.3%            93,000            2.2%
Telephone                                     64,000          2.0%            75,000            1.8%
Insurance                                     24,000          0.8%            23,000            0.5%
Bad debt expense                              53,000          1.7%
Other administrative costs                   353,000         11.1%           143,000            3.4%
                                          ----------                    ------------
Total selling, general and
   administrative costs                  $ 2,856,000         89.8%      $  3,288,000           78.7%
                                          ==========                    ============

     Management believes that the amount of selling, general and administrative costs may increase as the Company creates the necessary infrastructure to achieve the Company's worldwide drug test marketing and sales goals, continues its aggressive penetration of the direct sales market and leverages new product initiatives underway to develop and market a "club drug" panel and a saliva based test. However, steps have been taken to control the rate of increase of these costs to be more consistent with the expected sales growth rate of the Company.

         The Company recorded a non-cash compensation charge of $320,000 or 10.1% of net sales in the six months ended October 31, 2001 associated with the grants of options to purchase common shares as compensation for consulting and professional services, and severance related expenses. Non-cash compensation charges of $364,000 were incurred in the six months ended October 31, 2000 for financial advisory services.

         Legal fees for the six months ended October 31, 2001 were $115,000 or 3.6% of net sales, a decrease of $537,000, compared to legal fees of $652,000 or 15.6% of net sales for the six months ended October 31, 2000. This decrease in legal fees was primarily due to the settlement of patent litigation in the fourth quarter of the 2001 fiscal year and the resulting decline in legal consultation.

         As a result of an internal restructuring of its marketing department, and marketing consulting fees, marketing and promotion costs decreased $223,000 to $140,000 or 4.4% of net sales for the six months ended October 31, 2001, compared to $363,000 or 8.7% of net sales for the six months ended October 31, 2000.

         Office salaries for the six months ended October 31, 2001 were $452,000 or 14.2% of net sales, an increase of $68,000, compared to office salaries of $384,000 or 9.2% of net sales for the six months ended October 31, 2000. This increase was primarily due to an increase in staff in quality assurance, as well as the appointment of the chief executive officer in the third quarter of the 2001 fiscal year.

         Accounting fees for the six months ended October 31, 2001 were $200,000 or 6.3% of net sales, an increase of $62,000, compared to accounting fees of $138,000 or 3.3% of net sales for the six months ended October 31, 2000. This increase was primarily due to the Company's year end audit and reporting for fiscal year 2001, review of private equity financing documents and registration, transition to newly appointed independent auditors, and review of numerous other regulatory filings in the six months ended October 31, 2001 that did not occur in the six months ended October 31, 2000.

         Sales salaries and commissions for the six months ended October 31, 2001 were $587,000 or 18.4% of net sales, compared to sales salaries and commissions of $449,000 or 10.8% of net sales for the six months ended October 31, 2000. This increase is due to the restructuring of the sales and marketing groups and the addition of the direct sales force. Consulting and other selling expenses decreased $59,000 to $148,000 for the six months ended October 31, 2001 compared to $207,000 for the six months ended October 31, 2000. This decrease was primarily due to the restructuring of the sales and marketing groups and less reliance on consultants.

         Other administrative costs increased $210,000 to $353,000 for the six months ended October 31, 2001 compared to $143,000 for the six months ended October 31, 2000, primarily due to inventory disposals of $137,000, relocation expense, director and officer insurance, rental increases for both the Bridgeport and Kinderhook facilities and reserves established for product returns.

         Depreciation expense was down slightly to $60,000 or 1.9% of net sales in 2001 compared to $61,000 or 1.5% of net sales in 2000.

         Research and development expenses for the six months ended October 31, 2001 were $165,000 compared to $318,000 for the six months ended October 31, 2000. This decrease was primarily due to reduced spending on universal product research and development relating to a joint project with Abbott Laboratories in the first and second quarters of fiscal 2001 and reduced consulting fees previously incurred to supplement the Company's successful implementation of certain quality standards in the manufacturing of the Rapid Drug Screen product during fiscal 2000.

         The Company recognized an extraordinary item in the six months ended October 31, 2001 resulting from a favorable settlement with its former legal counsel. The Company successfully reduced the amounts payable to its patent infringement legal counsel at April 30, 2001, and satisfied its settlement in August 2001. Net loss attributable to common shareholders decreased to $772,000 for the six months ended October 31, 2001 compared to $867,000 for the six months ended October 31, 2000.

Results of operations for the three months ended October 31, 2001 as compared to the three months ended October 31, 2000

         Net sales were $1,629,000 for the three months ended October 31, 2001 as compared to $2,021,000 for the three months ended October 31, 2000, representing a decrease of $392,000 or 19.4%. Distributor departures following the internal sales restructuring impacted sales for the second quarter. During the three months ended October 31, 2001, the Company continued its extensive program to market and distribute its primary product, the Rapid Drug Screen.

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

         Cost of goods sold for the three months ended October 31, 2001 was $693,000 or 42.5% of net sales as compared to $694,000 or 34.3% of net sales for the three months ended October 31, 2000. This increase resulted from a change in the composition of sales to more government entities resulting in a lower average sales price.

         While revenues decreased 19.4% in the three months ended October 31, 2001, selling, general and administrative costs decreased $31,000 or 1.8% to $1,684,000 compared to $1,715,000 for the three months ended October 31, 2000.

         The following table sets forth the percentage relationship of selling, general and administrative costs to net sales for the three months ended October 31, 2001 and October 31, 2000:


                                              Three months                     Three months
                                                  Ended                            Ended
                                               October 31,      Percent         October 31,         Percent
                                                  2001           Sales              2001             Sales
                                            ----------------  -----------    -----------------    -----------
Sales salaries and commissions              $     296,000          18.2%      $     263,000           13.0%
Sales travel                                       56,000           3.4%             77,000            3.8%
Consulting and other selling expenses             108,000           6.6%             85,000            4.2%
Marketing and promotion                            96,000           5.9%            222,000           11.0%
Investor relations costs                           91,000           5.6%            126,000            6.2%
Non cash compensation                             197,000          12.1%            182,000            9.0%
Legal fees                                         72,000           4.4%            329,000           16.3%
Accounting fees                                    91,000           5.6%             57,000            2.8%
Office salaries                                   249,000          15.3%            208,000           10.3%
Payroll taxes and insurance                        73,000           4.5%             45,000            2.3%
Telephone                                          35,000           2.1%             37,000            1.8%
Insurance                                          14,000           0.9%             10,000            0.5%
Bad debt expense                                   52,000           3.2%             (9,000)          (0.4)%
Other administrative costs                        254,000          15.5%             83,000            4.1%
                                            -------------                    --------------
Total selling, general and
   administrative costs                     $   1,684,000         103.3%      $   1,715,000           84.9%
                                            =============                     =============

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

         The Company amortized a non-cash compensation charge of $197,000 or 12.1% of net sales in the three months ended October 31, 2001 associated with the grants of options to purchase common shares as compensation for consulting and professional services, and severance related expenses. Non-cash compensation charges of $182,000 were incurred in the three months ended October 31, 2000 for financial advisory services.

         The Company incurred legal fees of $72,000 or 4.4% of net sales for the three months ended October 31, 2001 compared to legal fees of $329,000 or 16.3% of net sales for the three months ended October 31, 2000. This decrease in legal fees was primarily due to the settlement of patent litigation in the fourth quarter of the 2001 fiscal year and the resulting decline in legal consultation.

         As a result of an internal restructuring of its marketing department, and marketing consulting fees, marketing and promotion costs decreased $126,000 to $96,000 or 5.9% of net sales for the three months ended October 31, 2001, compared to $222,000 or 11.0% of net sales for the three months ended October 31, 2000.

         Office salaries for the three months ended October 31, 2001 were $249,000 or 15.3% of net sales, an increase of $41,000, compared to office salaries of $208,000 or 10.3% of net sales for the three months ended October 31, 2000. This increase was primarily due to increase in staff in quality assurance, as well as the appointment of the chief executive officer in the third quarter of the 2001 fiscal year.

         Accounting fees for the three months ended October 31, 2001 were $91,000 or 5.6% of net sales, an increase of $34,000, compared to accounting fees of $57,000 or 2.8% of net sales for the three months ended October 31, 2000. This increase was primarily due to the Company's year end audit and reporting for fiscal year 2001, review of private equity financing documents and registration, transition to newly appointed independent auditors, and review of numerous other regulatory filings in the three months ended October 31, 2001 that did not occur in the three months ended October 31, 2000.

         Sales salaries and commissions for the three months ended October 31, 2001 were $296,000 or 18.2% of net sales, compared to sales salaries and commissions of $263,000 or 13.0% of net sales for the three months ended October 31, 2000. This increase is due to the restructuring of the sales and marketing groups and the addition of the direct sales force. Consulting and other selling expenses increased $23,000 to $108,000 for the three months ended October 31, 2001 compared to $85,000 for the three months ended October 31, 2000. This increase was primarily due to attendance at numerous trade shows during the second quarter, specifically the American Probation and Parole Association
(APPA).

         Other administrative costs increased $171,000 to $254,000 for the three months ended October 31, 2001 compared to $83,000 for the three months ended October 31, 2000, primarily due to inventory disposals of $12,000, relocation expense, director and officer insurance increase of $8,000, rental increases for both the Bridgeport and Kinderhook facilities aggregating $30,000, increased travel expense of $30,000, and reserves established for product returns.

         Depreciation expense was down slightly to $31,000 or 1.9% from $32,000 or 1.6% of net sales for the three months ended October 31, 2001 and 2000 respectively.

         Research and development expenses for the three months ended October 31, 2001 were $64,000 compared to $199,000 for the three months ended October 31, 2000. This decrease was primarily due to reduced spending on universal product research and development relating to a joint project with Abbott Laboratories in the first and second quarters of fiscal 2001 and reduced consulting fees previously incurred to supplement the Company's successful implementation of certain quality standards in the manufacturing of the Rapid Drug Screen product during fiscal 2000.

         The Company recognized an extraordinary item in the three months ended October 31, 2001 resulting from a favorable settlement with its former legal counsel. The Company successfully reduced the amounts payable to its patent infringement legal counsel at year end April 30, 2001, and satisfied it's settlement in August 2001. Net loss attributable to common shareholders decreased to $559,000 for the three months ended October 31, 2001 compared to $594,000 for the three months ended October 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES AS OF OCTOBER 31, 2001

         The Company's cash requirements depend on numerous factors, including product development activities, ability to penetrate the direct sales market, market acceptance of its new products, and inventory buildup in response to sales forecasts. The Company expects to devote substantial capital resources to continue its product development, expand manufacturing capacity and continue research and development activities. The Company will examine other growth opportunities including strategic alliances and expects such activities will be funded from existing cash and cash equivalents, issuance of additional equity or debt securities or additional borrowings subject to market and other conditions. The Company believes that its current cash balances, including the recently completed financings are sufficient to fund operations through April 30, 2002. If cash generated from operations is insufficient to satisfy the Company's working capital and capital expenditure requirements, the Company may be required to sell additional equity or debt securities or obtain additional credit facilities. There is no assurance that such financing will be available or that the Company will be able to complete financing on satisfactory terms, if at all.

         The Company has working capital of $2,570,000 at October 31, 2001 as compared to working capital of $624,000 at April 30, 2001. The Company has historically satisfied its net working capital requirements through cash generated by proceeds from private placements of equity securities with institutional investors. The Company has never paid any dividends on its Common Shares. The Company anticipates that all future earnings, if any, will be retained for use in the Company's business and it does not anticipate paying any cash dividends.

         On August 22, 2001, the Company raised gross proceeds of $2,549,000, with net proceeds of $2,331,000 after placement, legal, transfer agent and accounting fees, in a private placement consisting of 2,549,000 units. Each unit was comprised of one share of the Company's common stock at a price of $1.00 per unit together with a warrant to purchase 0.5 shares of the Company's common stock at a price equal to the closing price of the common shares on the Nasdaq SmallCap Market on the date immediately preceding the closing of the private placement, or $1.05 per share. The most significant use of funds from this offering was a settlement payment to the Company's attorneys that had been retained to represent them in patent litigation.

         Net cash used in operating activities was $1,556,000 for the six months ended October 31, 2001 compared to net cash used in operating activities of $557,000 for the six months ended October 31, 2000. The net cash used in operating activities for the six months ended October 31, 2001 was primarily due to a net loss attributable to shareholders of $772,000, a decrease in accounts payable of $808,000, a decrease of accrued expenses of $128,000, an increase in inventory of $440,000 and an increase in prepaid expenses of $60,000. These changes were partially offset by stock based compensation of $320,000, a decrease in other receivables of $158,000 and a decrease in net accounts receivable of $116,000. The net cash used in operating activities in the six months ended October 31, 2000 was primarily due to the net loss of $867,000 and an increase in accounts receivable of $447,000, partially offset by an increase in accounts payable of $295,000, an increase in accrued expenses of $22,000 and stock based compensation of $364,000.

         Net cash used in investing activities was $190,000 for the six months ended October 31, 2001 compared to net cash used in investing activities of $260,000 for the six months ended October 31, 2000. The net cash used in investing activities for the six months ended October 31, 2001 was for the purchase of property, plant and equipment. The net cash used in investing activities in the six months ended October 31, 2000 was primarily due to $100,000 loan to BioSys, Inc., a $120,000 loan to a officer/director/shareholder and the purchase of property, plant & equipment of $40,000.

         Net cash provided by financing activities was $2,317,000 for the six months ended October 31, 2001, consisting of proceeds from a private equity financing net of expenses for legal, transfer agent and accounting fees, and offset by capital lease payments of $14,000. The net cash used in financing activities for six months ended October 31, 2000 was primarily due to the settlement of registration rights agreement of $125,000.

         At October 31, 2001 and 2000, the Company had cash and cash equivalents of $836,000 and $259,000, respectively.

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

Item 2. Changes in Securities

           On August 22, 2001, in a private placement exempt from registration under Rule 506 and Section 4(2) of the Securities Act of 1933, as amended, a group of accredited investors acquired 2,549,000 common shares for a purchase price of $1.00 per share and 1,274,500 warrants to purchase one common share at an exercise price of $1.05 per share, exercisable during a 54 month period beginning February 22, 2002. The Company raised gross proceeds of $2,549,000, with net proceeds of $2,331,000 after placement, legal, transfer agent and accounting fees. The placement agent, Brean Murray & Co., Inc, and its sub-agents, received 203,920 warrants to purchase one common share at an exercise price of $1.20 per share, exercisable during a 54 month period beginning on February 22, 2002.


Item 3. Defaults upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security-Holders

         The following matters were voted upon at the Company's Annual Meeting of Shareholders held at The Holiday Inn Hotel on October 2, 2001.

                       PROPOSAL 1 - ELECTION OF DIRECTORS



Total shares voted:        16,847,261           Outstanding shares: 17,995,548
Percent of shares voted:         93.6%



            Director                  For              Pct.           Withheld       Pct.
            ---------                 ---              ----           ---------      ----

         Stan Cipkowski             16,416,886         97.4            430,375        2.6
         Edmund Jaskiewicz          16,630,416         98.7            216,845        1.3
         Robert Aromando            16,116,317         95.7            730,944        4.3
         Gerald Moore               16,682,616         99.0            164,645        1.0
         Denis O'Donnell            16,682,016         99.0            165,245        1.0


                PROPOSAL 2 - 2001 NONSTATUTORY STOCK OPTION PLAN


         For:                   9,088,894        Percent:   53.9
         Against:                 508,730        Percent:    3.0
         Abstain:                  90,584        Percent:    0.5
         Broker Non-Vote        7,159,053        Percent:   42.5





         PROPOSAL 3 - AMENDMENT TO INCREASE NUMBER OF AUTHORIZED SHARES


         For:                 16,111,462      Percent:  95.6
         Against:                650,586      Percent:   3.9
         Abstain:                 85,213      Percent:   0.5

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits

                Exhibit 99 - Settlement Agreement with Jackson L. Morris dated
                             July 27, 2001.


      (b)  Reports on Form 8-K

                    (1) On October 5, 2001, the Company filed a Form 8-K related to changes to executive officers & its board of directors, the shareholders' ratification of the proposal to increase the Company's authorized capital stock from 30,000,000 common shares to 50,000,000 common shares and the change in the Company's fiscal year end from April 30 to December 31.

                  (2) On October 9, 2001, the Company filed a Form 8-K related to a change in the Company's independent accountants.

                  (3) On October 12, 2001, the Company filed a Form 8-K related to the completion of an equity financing and the effects of the funds raised on the Company's financial condition.

                  (4) On December 12, 2001, the Company filed a Form 8-K related to the purchase of its facility in Kinderhook, New York.

SIGNATURES



     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   AMERICAN BIO MEDICA CORPORATION
                                   (Registrant)

                                   By: /s/Keith E. Palmer
                                   --------------------------------------
                                   EVP of Finance, Chief Financial Officer
                                   and Treasurer (Principal Accounting Officer
                                   and duly authorized Officer)














Dated: December 17, 2001