Form 10KSB/A
period 2001-04-30
AMERICAN BIO MEDICA CORP
filed 2001-12-21
CIK 896747

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/A



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

PART I

         Item 1.  Description of Business

         Summary
         -------

         We develop, manufacture and market biomedical technologies and products intended for the immediate, onsite screening for drugs of abuse. Our Rapid Drug ScreenTM and Rapid OneTM are urine-based kits that are easy to use, cost-effective, highly accurate and reliable tests for the presence of drugs of abuse in individuals. We own several patents that are used in the Rapid Drug Screen.


         We produce several versions of a drugs of abuse screening test, under the name Rapid Drug Screen. The Rapid Drug Screen is a one-step test that allows a small urine sample to be tested simultaneously for the presence or absence of up to ten drugs of abuse (cocaine, THC (marijuana), opiates, amphetamine, PCP, benzodiazepines, methamphetamine, barbiturates, tricyclic antidepressants and methadone). We offer a methadone test for sale to markets not regulated by FDA, including the workplace and forensic markets. We intend to secure FDA clearance for the methadone test to have access to the clinical market, which is regulated by FDA.


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


         Our tests require marketing clearance from the Food and Drug Administration, or FDA. Our most recent 510(k) marketing clearance received from the FDA was for the nine panel test. ABMC has received FDA clearance to sell test panels that include any combination of 9 drugs (cocaine, THC (marijuana), opiates, amphetamine, PCP, benzodiazepines, methamphetamine, barbiturates and tricyclic antidepressants). See "Government Regulation" for a description of the FDA approval process.


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

         Products
         --------

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

         We market the following tests:

         o Two panel tests, designed for the criminal justice and education markets that screen for cocaine and THC or methamphetamine and THC.

         o Three panel tests, designed for various non-clinical markets, that screen for THC, cocaine and opiates; THC, cocaine and amphetamine; or THC, cocaine and methamphetamine.

         o Four panel tests, designed for various non-clinical markets, including corporate/workplace and the criminal justice markets, that screen for cocaine, THC, opiates and alternatively amphetamines and methamphetemines.

         o Five panel tests, designed for the corporate/workplace (industry) market, that screen for the "SAMHSA 5" (SAMHSA stands for the Substance Abuse and Mental Health Services Administration): cocaine, THC, opiates, PCP and amphetamine and an additional version of this test with methamphetamine replacing PCP.

         o An eight panel test, designed for the clinical market, primarily for hospitals and physicians, that screens for the "SAMHSA 5" (listed above), plus benzodiazepines, methamphetamine and barbiturates.

         o A nine panel test, also designed for the clinical market, that screens for drugs of abuse from an eight panel test, as well as tricyclic antidepressants (TCA).

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

         Patents and Trademarks
         ----------------------

         To date, we have been granted ten patents relating to the Rapid Drug Screen product line, including a design patent on the multiple drug test card issued in January 1999 and a utility patent on the drug abuse test kit issued in November 1999. We have registered "ABM" and its logo in the United States, Canada, Chile and Mexico and have registered "Rapid Drug Screen" in Mexico, Canada, Europe and Russia. We have additional trademark applications pending in the United States, Russia, Philippines and in 15 European countries. We have applied for various additional patents directly in numerous countries, including the United States, Canada, Austria, Russia, Switzerland, Hong Kong, Australia, Argentina, Brazil, China, Japan, Germany, Mexico, Philippines and Poland. Stan Cipkowski, President, has assigned to us for no consideration, his application for a utility and design patent in the United States and Canada on the drug screen kit as an entity. There can be no assurance that patents will be granted or that, if granted, they will withstand challenge. (See "Risk Factors -- Patents and Trademarks").

         Research and Development
         ------------------------

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

         Sales and Marketing
         -------------------

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

         Target Market Groups
         --------------------

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

         o The National Institute of Health reported that alcohol and drug abuse cost the economy $246 billion in 1992 (the most recent year for which economic data is available), of which $100 billion was due solely to drug abuse.

         o According to the 1999 SAMHSA National Household Survey on Drug Abuse, 77% of adults who use illegal drugs are employed.

         o According to the U.S. Chamber of Commerce, drug users are 2.5 times more likely to have absences of 8 or more days and health benefit utilization is 300% higher among drug users.

         o According to the Employee Assistance Society of America, 47% of workplace accidents are drug-related.

         o According to the U.S. Department of Justice-Drug Enforcement Agency drug users are 5 times more likely to file a workman's compensation claim.

         o The Hazelden Foundation conducted a national survey and found more than 60% of adults know people who have gone to work under the influence of drugs or alcohol.

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

         We compete on the following factors:

         o  effectiveness of pricing;

         o  quality of product;

         o  ease and user-friendliness of services; and

         o  timeliness of product delivery.

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

         Manufacturing
         -------------

         In September 1999, we moved into a 30,000 square foot facility in Kinderhook, New York, which houses assembly and packaging of the Rapid Drug Screen and Drug Detector in addition to administration. We continue to contract-out the printing and manufacture of specimen cup components of the Rapid Drug Screen. We do not manufacture the Drug Detector components. We leased an R&D and production laboratory facility in Bridgeport, New Jersey that houses research and development and bulk strip manufacturing in August 1999. In April 2001, we expanded our facilities in New Jersey from 3,900 square feet to 9,138 square feet. Prior to the expansion we were operating at up to 80% capacity. The expansion was completed not only to add capacity for drug test manufacturing but also to add space for the creation of laboratories used to develop primary manufacturing capability of certain raw materials that were being purchased from outside sources.


         Our Plan of Operations
         ----------------------

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

         Government Regulations
         ----------------------

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

         Risk Factors
         ------------

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


         We derive a substantial portion of our revenues, and expect to continue to derive a substantial portion of our revenues in the near future, from sales by our distributors. Currently we have approximately 75 distributors. During fiscal 2001, approximately 74%, or $5.5 million of our sales were made to distributors. No distributor accounted for more than 10% of total revenues in fiscal 2001. Unless and until we diversify and expand our sales force, our success will depend significantly upon the future sales by our distributors. The loss of or inability to replace any one or more of these distributors, significant changes in their product requirements, delays of significant orders or the occurrence of any sales fluctuations of our products could reduce our revenues.


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


       In addition, we only began selling our products in 1996, and cannot yet predict whether they will gain widespread market acceptance. Achieving market acceptance for our drug tests will require substantial marketing efforts and expenditure of significant funds to inform potential distributors and customers of the distinctive characteristics, benefits and advantages of their test kits. Our Drug Detector was introduced into the widespread over-the-counter market in late April 2001. We have no history upon which to base market or customer acceptance of the product. Introduction of the Drug Detector has required, and may continue to require, substantial marketing efforts and expenditure of funds.

Due to the variety and complexity of the environments in which our customers operate, our products may not operate as expected. This could result in cancelled orders, delays and increased expenses. In addition, the success of competing products and technologies, pricing pressures or manufacturing difficulties could further reduce our profitability and the price of our common stock.


         If we fail to keep up with technological factors and fail to develop our products, we may be at a competitive disadvantage.


         The onsite drug testing market is highly competitive. Several companies produce drug tests that compete directly with our Rapid Drug Screen product line, including Roche Diagnostics, Biosite Diagnostics and Medtox Scientific, Inc. As new technologies become introduced into the onsite testing market, we may be required to commit considerable additional efforts, time and resources to enhance our current product line or develop new products. Our success will depend upon new products meeting targeted product costs and performance, in addition to timely introduction into the marketplace. We are subject to all of the risks inherent in product development, which could cause material delays in manufacturing. These risk are including, but not limited to: interruption in the supply of raw materials used to manufacture our drug testing strips, lack of availability of raw materials, failure of critical raw materials to perform according to manufacturers' specifications and inability of our Research & Development team to successfully complete product development.

         Cost competitiveness and satisfactory product performance are essential for success in the onsite drug testing market. There can be no assurance that new products we may develop will meet projected price or performance objectives. Moreover, there can be no assurance that unanticipated problems will not arise with respect to technologies incorporated into our test kits or that product defects will not become apparent after commercial introduction of our additional test kits. In the event that we are required to remedy defects in any of our products after commercial introduction, the costs to us could be significant, which could have a material adverse effect on our revenues or earnings.


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

         To effectively manage our growth, we must, among other things:

         o accurately estimate the number of employees we will require and the areas in which they will be required;

         o upgrade and expand our office infrastructure so that it is appropriate for our level of activity;

         o  manage expansion into additional geographic areas; and

         o  improve and refine our operating and financial systems.

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


         Approval from the FDA is not required for the sale of the Rapid Drug Screen in the non-clinical market, but it is required for the clinical and over-the-counter markets. Although we are not currently aware of any proposed changes in regulatory standards, regulatory standards may change in the future and there is no assurance that if, and when, we apply for additional approvals from the FDA they will be granted.


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


         Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain information that we regard as proprietary. For example, our sales were adversely affected in fiscal 2000 and fiscal 2001 as a result of sales of products similar to ours. In April of 1999, we filed suit in a federal court against Phamatech, Inc. of California, a former supplier of the ours, and numerous other parties to stop these sales. We incurred significant legal fees of $1.6 million attempting to enforce our patents. In April 2001, we settled with Phamatech and all other defendants in this lawsuit. The settlement agreement established a license and royalty arrangement under which we were paid a licensing fee and will continue to be paid a percentage of revenues of the product. Under the terms of the settlement, each party has agreed not to disclose to any third parties the terms and conditions of this agreement.

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


         If the Seaside warrant, the Brean Murray Warrants and the Private Placement Warrants are exercised, the common shares issued will be freely tradable, increasing the total number of common shares issued and outstanding. If these shares are offered for sale in the public market, the sales could adversely affect the prevailing market price by lowering the bid price of our common shares. The exercise of any of these warrants could also materially impair our ability to raise capital through the future sale of equity securities because issuance of the common shares underlying the warrants would cause further dilution of our securities. The warrants are subject to or contain certain anti-dilution protection that may result in the issuance of additional shares under some circumstances.


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

          The Company is in the process of raising additional capital through a private placement of it's common stock and does not expect to experience certain costs at the levels sustained in the year ended April 30, 2001. Such a capital raise is necessary to fund working capital requirements including an agreement to settle legal fees and is expected to be sufficient to fund operations for at least 12 months. This estimate is based on certain assumptions and there can be no assurance that unanticipated costs will not be incurred. Future events, including the problems, delays, expenses and difficulties which may be encountered in establishing and maintaining a substantial market for the Rapid Drug Screen product line and Rapid One could make cash on hand insufficient to fund operations. There can be no assurance that we will be able to obtain any necessary financing on terms acceptable to us, if at all. Any financing may result in further dilution to our existing shareholders.

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


If we fail to meet the continued listing requirements of the Nasdaq SmallCap Market, our common shares could be delisted.

         Our common shares are listed on the Nasdaq SmallCap Market. The Nasdaq Stock Market's Marketplace Rules impose requirements for companies listed on the Nasdaq SmallCap Market to maintain their listing status, including minimum bid price of $1.00 and $2,500,000 in shareholders' equity. As of the date of this prospectus, our common shares are trading at levels lower than the minimum bid requirement.

         In response to the extraordinary market conditions following the tragedy of September 11, 2001, The Nasdaq Stock Market implemented an across-the-board moratorium on the minimum bid and public float requirements for continued listing on Nasdaq. The proposal suspended these requirements until January 2, 2002. With this suspension, we are not in the delisting process. However, if our common shares continue to trade below the listing requirement for thirty consecutive trading days after January 2002, we may be subject to delisting.

         Delisting could reduce the ability of investors to purchase or sell shares as quickly and as inexpensively as they have done historically and could subject transactions in our shares to the penny stock rules. Furthermore, failure to obtain listing on another market or exchange may make it more difficult for traders to sell our securities. Broker-dealers may be less willing or able to sell or make a market in our common shares because of the penny stock disclosure rules. Not maintaining a listing on a major stock market may result in a decrease in the trading price of our common shares due to a decrease in liquidity and less interest by institutions and individuals in investing in our common shares. Delisting from the Nasdaq Stock Market would also make it more difficult for us to raise capital in the future.

Management has broad discretion in the way we use the net proceeds from the August 2001 private placement.

         Our business plan is subject to change based upon changing conditions and opportunities. The net proceeds from the sale of the securities in the August 2001 private placement have not been allocated for a particular purpose, and our management will have broad discretion over the use of proceeds that we raise in the offering. We intend to use the net proceeds for working capital, settlement of legal fees at a discount and we may also use the net proceeds to make investments in and acquisitions of complementary businesses, products or technologies. You must rely on the judgment of management in the acquisition of the proceeds, and you will not have the opportunity, as part of your investment decisions, to assess whether these proceeds are being used appropriately.

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

PART II
-------

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

         Results of Operations for the Fiscal Year Ended April 30, 2001 (the "2001 Fiscal Year") Compared to the Fiscal Year Ended April 30, 2000 (the "2000 Fiscal Year")


         Net sales were $7,484,000 in fiscal 2001 compared to $7,653,000 in fiscal 2000. Sales to distributors decreased by $633,000 in fiscal 2001 because of a decrease in the number of distributors selling our product to 102 in fiscal 2001 from 128 in fiscal 2000. The decrease is a result of some distributors selling competing products, including a "knock-off" product that was the subject of our patent litigation. Decreases in sales to distributors were offset in part by an increase in sales from our telemarketing efforts. The Company's telemarketing efforts focus on smaller volume clients who are contacted directly by individuals who work out of the Company's headquarters. Efforts include but are not limited to "cold calls" to potential customers and direct mail campaigns.

         Gross profit for fiscal 2001 was $4,913,000, or 65.6% of net sales, as compared to $4,051,000, or 52.9% of net sales, for fiscal 2000. Gross profit increased as a percentage of net sales as a result of manufacturing products in our own facility in fiscal 2001.

         The following table sets forth the percentage relationship of selling, general and administrative costs to net sales for both years:

                                                        2001         Percent            2000          Percent
                                                     Fiscal Year     of Sales        Fiscal Year      of Sales
                                                     -----------     --------        -----------      --------
Sales salaries and commissions                       $1,289,000         17.2%         $1,033,000        13.5%
Sales travel                                            332,000         4.4              439,000         5.7
Consulting and other selling expenses                   501,000         6.7              936,000        12.2
Marketing and promotion                                 572,000         7.6              265,000         3.5
Investor relations costs                                347,000         4.6              225,000         3.0
Legal fees                                            1,363,000        18.2              951,000        12.4
Accounting fees                                         200,000         2.7               80,000         1.1
Office salaries                                         931,000        12.5              667,000         8.7
Payroll taxes and insurance                             201,000         2.7              174,000         2.3
Telephone                                               137,000         1.8              139,000         1.8
Insurance                                                39,000         0.5               49,000         0.6
Bad debts                                                42,000         0.6               79,000         1.0
Other administrative costs                              612,000         8.2              186,000         2.4
                                                     ----------        ----           ----------        ----
Total selling, general and administrative costs      $6,566,000        87.7%          $5,223,000        68.2%

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


     Net cash provided by investing activities was $114,000 in fiscal 2001 compared to $64,000 in fiscal 2000. The net cash provided from investing activities in fiscal 2001 was primarily due to the sale of our investment in BioSys, Inc. of $360,000, maturity of certificates of deposit of $32,000 and net proceeds from the sale of several equity investments of $15,000, offset in part by loans to officer/director/shareholder of $120,000 and the purchase of plant, property and equipment of $73,000. The net cash provided in investing activities in fiscal 2000 was primarily due to the sale and maturity of investments of $571,000, offset in part by a $280,000 loan to BioSys, Inc., purchases of plant, property and equipment of $145,000 and purchase of investments of $73,000.


         Our primary short-term needs are to fund an agreement to settle legal fees, increase manufacturing and production capabilities, increase current inventory levels, continue to support research and development programs, and to finance sales and marketing promotion in conjunction with our newly reorganized sales and marketing group, including our direct sale force. We currently plan to purchase our Kinderhook facility for $950,000. The State of New York, Columbia County and the town of Stuyvesant agreed to provide incentives of more than $200,000 towards the purchase price. Financing for the balance of approximately $750,000 is expected to be provided by both the New York State Industrial Development Agency and a Columbia County-based bank. We currently have a deposit of $50,000 towards the purchase price in an escrow account. Closing is scheduled for November 2001. We cannot assure you that this purchase of the Kinderhook facility will occur or that we will be able to secure the necessary financing. Additionally, we are currently negotiating to sell 85 of the 107 acres that comprise the property to an unaffiliated party.

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

         None.

PART III

         Item 9. Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(A) of The Exchange Act

         Directors, Executive Officers, and Senior Officers

         The following sets forth the names of our directors, executive officers and senior officers. Our directors are elected annually by the shareholders and the officers are appointed annually by the Board of Directors.

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

          Item 10. Executive Compensation


        The following table sets forth for the fiscal year ended April 30, 2001, the compensation received by the Company's executive officers based on salary and bonus for the fiscal year ended April 30, 2001 (the "named executive officers"). The Company considers car allowances to be a re-imbursed expense therefore, it is not included in the executive compensation table below.


                                                                             Long-Term
                                         Annual Compensation            Compensation Awards
                                    -------------------------------    ----------------------

                                                                            Securities
                                                                            Underlying
Name and Principal Position         Year       Salary         Bonus          Options
---------------------------         ----       ------         -----         ----------
Stan Cipkowski                      2001      $200,000      $      0          100,000
 President                          2000        96,000        77,010          100,000
                                    1999        96,000        64,992                0

Robert L. Aromando, Jr.             2001       $28,000(1)    $25,000(2)       300,000
 Chief Executive Officer

Douglas Casterlin                   2001      $140,000      $      0          200,000
 Executive Vice-President           2000        84,000        67,010          100,000
 Operations                         1999        84,000        64,992                0

Keith E. Palmer                     2001       $56,000(3)   $      0          100,000
 Chief Financial Officer
 Executive Vice President
 Finance

Jay Bendis(4)                       2001       $82,000      $ 36,000           50,000(5)
 Vice-President Sales               2000        84,000        77,010          100,000(5)
 and Marketing                      1999        84,000        64,992                0


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

                                                                  Number of
Beneficial Owner                                               Common Shares            Percent of Total
----------------                                               -------------            ----------------
Stan Cipkowski                                                   2,513,600(1)                  13.7%
122 Smith Road
Kinderhook, New York 12106

Edmund Jaskiewicz                                                2,078,155(2)                  11.4%
1730 M Street, NW
Washington, DC  20036

Douglas Casterlin                                                  314,500[3]                   1.7%

Gerald Moore                                                        34,000(4)                     *

Robert L. Aromando, Jr.                                             14,000[5]                     *

Denis O'Donnell, M.D.                                               14,000[6]                     *

Keith E. Palmer                                                          0                        *

Seaside Partners, L.P.                                           2,361,733[7]                  11.6%
623 Ocean Avenue
Sea Girt, New Jersey 08750

Directors and executive officers as a group (7 persons)          4,968,255(8)                  26.4%

---------------------------

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

         Item 12. Certain Relationships and Related Transactions


         During fiscal 1999, 2000 and the first quarter of 2001, the Company advanced funds to Stan Cipkowski, the Company's President and one of its directors. Mr. Cipkowski was the Company's Chairman of the Board and Chief Executive Officer until January 2001. The Company made and collateralized loans to Mr. Cipkowski to provide him with the liquidity to meet certain personal financial obligations without requiring him to sell a significant number of common shares into the market. By making such loans to Mr. Cipkowski, the board enabled him to retain significant ownership interest in the company, continuing the strong alignment between Mr. Cipkowski's financial interests and the financial interests of the Company's shareholders. These loans also avoided the possible market disruption and corresponding decrease in the market price of the common shares that may have been caused by the sale of a significant number of common shares by Mr. Cipkowski. These advances are partially evidenced by a note and bear interest at the rate of 11.5% per annum. The loan is payable on demand. Each quarter, interest accrued on the loan is added to the outstanding principal balance of the loan. Mr. Cipkowski has pledged 1,000,000 of the Company's common shares to the Company as collateral. On November 30, 2000, the Company's Board of Directors and Mr. Cipkowski agreed to a structured repayment of this loan through the regular periodic redemption by the Company of common shares owned by Mr. Cipkowski. Under the program, Mr. Cipkowski will redeem at least 25,000 common shares, after the release of financial results, each quarter with a value to be determined by the closing price of the common shares on the second business day following the release of the quarterly or annual financial results. Mr. Cipkowski also has the right to redeem a greater number of common shares each quarter. As of April 30, 2001, Mr. Cipkowski has redeemed 50,000 common shares representing payment of $38,000 and the loan balance was approximately $472,000. Other than the accrued interest, which is added to the outstanding principal balance of the loan on a quarterly basis and paid pursuant to the share redemption program, the Company does not intend to make any additional loan to Mr. Cipkowski.


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


                                           AMERICAN BIO MEDICA CORPORATION


                                           By /s/ Stan Cipkowski
                                           ----------------------------------
                                           Stan Cipkowski, President and
                                           Director

Date:  August 13, 2001


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 13, 2001:


/s/ Robert L. Aromando, Jr.        Chairman and Chief Executive Officer
---------------------------
Robert L. Aromando, Jr.


/s/ Stan Cipkowski                 President and Director
---------------------------
Stan Cipkowski


/s/ Edmund Jaskiewicz              Director
---------------------------
Edmund Jaskiewicz


/s/ Gerald Moore                   Director
---------------------------
Gerald Moore


/s/ Denis O'Donnell, M.D.          Director
---------------------------
Denis O'Donnell, M.D.


/s/ Keith E. Palmer                Chief Financial Officer
---------------------------        (Principal Financial Officer)
Keith E. Palmer

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


                                                                             F-1

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



Richard A. Eisner & Company, LLP

New York, New York
June 20, 2001

With respect to Note B and Note L [5]
July 23, 2001

With respect to the last paragraph of Note J[3]
July 18, 2001

AMERICAN BIO MEDICA CORPORATION

Balance Sheet
April 30, 2001

ASSETS
Current assets:
   Cash and cash equivalents                                                                       $     265,000
   Accounts receivable - net of allowance for doubtful accounts of $86,000                             1,010,000
   Inventory                                                                                           1,444,000
   Other receivables                                                                                     270,000
   Prepaid expenses and other current assets                                                              41,000
                                                                                                   -------------
      Total current assets                                                                             3,030,000

Property, plant and equipment, net                                                                       348,000
Restricted cash                                                                                          146,000
Other receivables                                                                                         80,000
Other assets                                                                                              36,000
                                                                                                   -------------
                                                                                                   $   3,640,000
                                                                                                   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                                $   1,453,000
    Accrued expenses                                                                                     928,000
   Current portion of capital lease obligations                                                           25,000
                                                                                                   -------------

      Total current liabilities                                                                        2,406,000

Long-term portion of capital lease obligations                                                            21,000
                                                                                                   -------------

      Total liabilities                                                                                2,427,000
                                                                                                   -------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock; par value $.01 per share; 5,000,000 shares authorized, none issued
      and outstanding                                                                                    180,000
   Common stock; par value $.01 per share; 30,000,000 shares authorized; 17,995,548 shares
      issued and outstanding                                                                          15,052,000
   Additional paid-in capital                                                                            (19,000)
    Unearned compensation                                                                                 (5,000)
   Subscription receivable                                                                              (472,000)
   Due from officer/director/shareholder (collateralized by 1,000,000 shares of the
   Company's common stock)                                                                           (13,523,000)
                                                                                                   -------------
     Accumulated deficit                                                                               1,213,000
                                                                                                    ------------
                                                                                                    $  3,640,000
                                                                                                    ============


See notes to financial statements

AMERICAN BIO MEDICA CORPORATION

Statements of Operations

                                                                                                     Year Ended April 30,
                                                                                               -------------------------------
                                                                                                    2001              2000
                                                                                               --------------   --------------
Net sales                                                                                      $    7,484,000   $    7,653,000
Cost of goods sold                                                                                  2,571,000        3,602,000
                                                                                               --------------   --------------

Gross profit                                                                                        4,913,000        4,051,000
                                                                                               --------------   --------------

Operating expenses:
   Selling, general and administrative (including equity related charges of
      $289,000 in 2001 and $367,000 in 2000)                                                        6,566,000        5,223,000
   Depreciation and amortization                                                                      123,000          106,000
   Research and development                                                                           614,000          799,000
                                                                                               --------------   --------------

                                                                                                    7,303,000        6,128,000

Operating loss                                                                                     (2,390,000)      (2,077,000)
                                                                                               --------------   --------------

Other income (expense):
   Loss on sale of investments                                                                       (124,000)        (122,000)
   Loss on abandonment of book sales business assets                                                  (60,000)
   Licensing and royalty income                                                                       604,000
   Interest income                                                                                    106,000           84,000
   Interest expense                                                                                   (16,000)         (21,000)
                                                                                               --------------   --------------

                                                                                                      510,000          (59,000)
                                                                                               --------------   --------------

Net loss                                                                                           (1,880,000)      (2,136,000)

Adjustments:
   Preferred stock beneficial conversion feature                                                                       (57,000)
   Preferred stock dividends                                                                                           (82,000)
                                                                                               --------------   --------------

Net loss attributable to common stockholders                                                   $   (1,880,000)  $   (2,275,000)
                                                                                               ==============   ==============

Basic and diluted loss per common share                                                                $(.10)            $(.15)
                                                                                                       =====             =====

Weighted average number of shares outstanding - basic and diluted                                 18,034,000        15,481,000
                                                                                                  ==========        ==========

See notes to financial statements

AMERICAN BIO MEDICA CORPORATION
Statements of Changes in Stockholders' Equity



                                 Preferred       Common Stock        Additional                  Due from
                                  Stock      ------------------        Paid-in   Subscription  Officer/Director   Comprehensive
                                  Shares     Shares      Amount       Capital     Receivable     Shareholder          Loss
                                ---------   ---------  ---------    -----------  ------------  ----------------   -------------
Balance - April 30, 1999            1,536   14,875,190  $ 149,000   $12,326,000    $ (9,000)
Preferred "D" shares converted
  to  common shares                (1,647)   1,445,759     14,000       (14,000)
Dividends paid to holders of
 Preferred "D" shares:
      Preferred shares                111                               112,000
      Cash
Fair value of compensatory
  stock options                                                          83,000
Common shares issued in a
  private placement                          1,408,450     14,000     1,986,000
Exercise of common stock
  options                                       17,649
Common stock and common stock
  options issued to
  consultants, net
  of amortization                              300,000      3,000       721,000
Cancellation of common stock                    (1,500)                  (4,000)      4,000
Amortization of compensatory
  stock options
Net loss                                                                                                        $ (2,136,000)
Other comprehensive loss:
  Unrealized loss on
  securities available for sale                                                                                      (21,000)
                                                                                                                ------------
Comprehensive loss                                                                                              $ (2,157,000)
                                ---------   ---------  ---------    -----------  ------------                   ============
Balance - April 30, 2000                0   18,045,548    180,000    15,210,000      (5,000)

Warrant registration penalty                                             26,000
Cancellation of common stock                   (50,000)                 (38,000)
Amortization of compensatory
  stock and options
Non-employee granted options
  fully vested                                                         (165,000)
Common stock options issued
  to consultants                                                         19,000
Net loss                                                                                                        $ (1,880,000)
Due from officer/director/
  shareholder repayable with
  common stock                                                                                      (472,000)
Other comprehensive loss:
  Net change in unrealized
  loss on securities available
  for sale                                                                                                            77,000
                                                                                                                ------------
Comprehensive loss                                                                                               $(1,803,000)
                                ---------   ----------  ---------  -----------  ------------     -----------    ============
Balance - April 30, 2001                0   17,995,548  $180,000   $ 15,052,000    $ (5,000)       $(472,000)
                                =========   ==========  =========  ============  ==========       ==========

[RESTUBBED TABLE]

                                                  Accumulated
                                                      Other
                                    Unearned       Comprehensive    Accumulated
                                  Compensation         Loss          Deficit         Total
                                  ------------     ------------   -------------   -----------
Balance - April 30, 1999             $(13,000)       $ (56,000)   $ (9,424,000)    $ 2,973,000
Preferred "D" shares converted                                                               0
  to  common shares
Dividends paid to holders of
 Preferred "D" shares:
      Preferred shares                                                 (82,000)         30,000
      Cash                                                              (1,000)         (1,000)
Fair value of compensatory                                                              83,000
  stock options
Common shares issued in a
  private placement                                                                  2,000,000
Exercise of common stock
  options                                                                                    0
Common stock and common stock
  options issued to
  consultants, net
  of amortization                    (452,000)                                         272,000
Cancellation of common stock                                                 0
Amortization of compensatory           11,000                                           11,000
  stock options
Net loss                                                            (2,136,000)     (2,136,000)
Other comprehensive loss:
  Unrealized loss on
  securities available for sale                        (21,000)                        (21,000)

Comprehensive loss
                                  -----------      ------------   -------------    -----------
Balance - April 30, 2000             (454,000)         (77,000)    (11,643,000)      3,211,000

Warrant registration penalty                                                            26,000
Cancellation of common stock                                                           (38,000)
Amortization of compensatory          289,000                                          289,000
  stock and options
Non-employee granted options
  fully vested                        165,000                                                0
Common stock options issued
  to consultants                      (19,000)                                               0
Net loss                                                            (1,880,000)     (1,880,000)
Due from officer/director/
  shareholder repayable with
  common stock                                                                        (472,000)
Other comprehensive loss:
  Net change in unrealized
  loss on securities available
  for sale                                              77,000                          77,000

Comprehensive loss
                                  -----------      ------------   -------------    -----------
Balance - April 30, 2001             $(19,000)          $    0    $(13,523,000)    $ 1,213,000
                                  ===========           ======    ============     ===========



See notes to financial statements

AMERICAN BIO MEDICA CORPORATION

Statements of Cash Flows

                                                                                                    Year Ended April 30,
                                                                                             ---------------------------------
                                                                                                   2001              2000
                                                                                              --------------   ---------------
  Cash flows from operating activities:
   Net loss                                                                                   $   (1,880,000)  $   (2,136,000)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Amortization and depreciation                                                                  123,000          106,000
      Penalty charge for late registration                                                            26,000
      Allowance for note receivable                                                                                   105,000
      Provision for bad debts                                                                         (5,000)          11,000
      Amortization of compensatory stock and stock options                                           289,000          367,000
      Accrued interest on due from officer/director/shareholder                                      (55,000)         (23,000)
      Loss on sale of investments / loss on abandonment                                              184,000           14,000
      Changes in:
        Accounts receivable                                                                          145,000         (197,000)
        Other receivable                                                                            (350,000)
        Inventory                                                                                   (112,000)         356,000
        Prepaid expenses and other current assets                                                      5,000           51,000
        Restricted cash                                                                              (34,000)
        Other assets                                                                                  18,000          (35,000)
        Accounts payable and accrued expenses                                                        726,000          535,000
                                                                                              --------------   --------------

           Net cash used in operating activities                                                    (920,000)        (846,000)
                                                                                              --------------   --------------

  Cash flows from investing activities:
   Purchase of property, plant and equipment                                                         (73,000)        (145,000)
   Purchase of investments                                                                                            (73,000)
   Proceeds from sales and maturity of investments                                                   407,000          571,000
   Collections on note receivable                                                                                      23,000
   Loan to BioSys, Inc.                                                                             (100,000)        (280,000)
   Loans to officer/director/shareholder                                                            (120,000)         (32,000)
                                                                                              --------------   --------------

           Net cash provided by investing activities                                                 114,000           64,000
                                                                                              --------------   --------------

  Cash flows from financing activities:
   Repayment of capital lease obligations                                                            (11,000)         (11,000)
    Proceeds from private placement                                                                                 2,000,000
    Cash dividends paid                                                                                                (1,000)
    Repayment of note payable to shareholder                                                        (125,000)        (130,000)
                                                                                              --------------   --------------

            Net cash (used in) provided by financing activities                                     (136,000)       1,858,000
                                                                                              ---------------  --------------

                  Net increase (decrease) in cash and cash equivalents                              (942,000)       1,076,000
  Cash and cash equivalents - beginning of period                                                  1,207,000          131,000
                                                                                              --------------   --------------
  Cash and cash equivalents - end of period                                                     $    265,000    $   1,207,000
                                                                                              ==============   ==============
  Supplemental disclosures of cash flow information: Cash paid during the year for:
      Interest                                                                                $       16,000   $        8,000

  Noncash activities:
   Common stock issued in connection with stock dividends to holders of
      preferred stock                                                                                          $      111,000
   Acquisition of property under capital leases                                               $       10,000
   Sale of book business and related assets for a note receivable                                              $      205,000
   Cancellation of common stock                                                                                $        4,000
   Preferred stock converted to common stock                                                                   $    1,647,000
   Common stock received in repayment of loan from officer/director/shareholder               $       38,000
     Conversion of equity investment in BioSys, Inc.                                          $      380,000
     Non-employee options granted fully vested                                                $      165,000

See notes to financial statements

     AMERICAN BIO MEDICA CORPORATION
     Notes to Financial Statements
     April 30, 2001

     NOTE A - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

     The Company:
     ------------

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

     The Company's financial statements have been prepared assuming the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. During the year ended April 30, 2001 the Company sustained a net loss of $1,880,000 and had net cash outflows from operating activities of $920,000. During the prior fiscal year and continuing throughout this fiscal year, the Company commenced implementing programs to improve its financial prospects including entering into national and international distribution agreements with a number of distributors, completing an in-house strip manufacturing program to reduce costs and other measures to enhance profit margins.

     The Company is in the process of raising additional capital through a private placement of it's common stock and does not expect to experience certain costs at the levels sustained in the year ended April 30, 2001. Such a capital raise is necessary to fund working capital requirements including an agreement to settle legal fees. Accordingly substantial doubt exist about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount or classification of liabilities that might be necessary as a result of this uncertainty.


     Significant Accounting Policies:
     --------------------------------

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

     [13]  Reporting comprehensive loss:

           The Company reports comprehensive loss in accordance with the provisions of SFAS No. 130, "Reporting Comprehensive Income" . The provisions of SFAS No. 130 require the Company to report the change in the Company's equity during the period from transactions and events other than those resulting from investments by, and distributions to, the shareholders. Comprehensive loss for the year ended April 30, 2000 is the unrealized loss on investments available for sales.

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

     NOTE D - INVENTORY

     Inventory is comprised of the following:

            Drug screening tests:
              Raw materials                                       $     571,000
              Work in process                                           373,000
              Finished goods (including $199,000 held on
              consignment)                                              500,000
                                                                   ------------
                                                                  $   1,444,000


     NOTE E - PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, at cost, are as follows:

            Leasehold Improvements                                         $     62,000
            Office equipment, including $60,000 under capital leases            255,000
            Manufacturing and warehouse equipment, including
              $23,000 under capital lease                                       378,000
                                                                           ------------

                                                                                695,000
            Less accumulated depreciation                                       347,000
                                                                           ------------

                                                                           $    348,000
                                                                           ============

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

     NOTE H - CAPITAL LEASE OBLIGATIONS

     The Company leases certain equipment under a capital lease. As of April 30, 2001, minimum future lease payments on the capital leases are as follows:

                    Year Ending
                     April 30,
                    -----------
                      2002                                          $    27,000
                      2003                                               22,000
                      2004                                                5,000
                                                                    -----------

                Total future minimum loan payments                       54,000
                Less amount representing interest                        (8,000)
                                                                     ----------
                Present value of minimum lease payments                  46,000
                Less current portion of capital lease payments          (25,000)
                                                                     ----------
                Long-term portion of capital lease obligations       $   21,000
                                                                     ==========

     NOTE I - INCOME TAXES

     A reconciliation of the U.S. federal statutory income tax rate to the effective income tax rate is as follows:

                                                                     Year Ended April 30
                                                                    2001            2002

                Tax benefit at federal statutory rate                (34%)          (34%)
                State tax benefit, net of federal tax effect          (5)            (5)
                Valuation allowance                                   39             39
                                                                    -----          -----
                Effective income tax rate                              0%             0%
                                                                    =====          =====

     Significant components of the Company's deferred tax assets are:


                 Net operating loss                                  $3,762,000
                 Allowance for doubtful accounts                         34,000
                 Inventory                                               16,000
                                                                     ----------
                 Valuation allowance                                 (3,812,000)
                                                                     ----------
                                                                     $        0
                                                                     ==========

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

     [4]   Stock options:

           Stock option activity is summarized as follows:

                                                                                     Year Ended April 30,
                                                                 -----------------------------------------------------------
                                                                            2001                            2000
                                                                 --------------------------    -----------------------------
                                                                                  Weighted                         Weighted
                                                                                   Average                          Average
                                                                                  Exercise                         Exercise
                                                                    Shares          Price           Shares           Price
                                                                                  ---------                       ----------
              Options outstanding at beginning of year              2,990,000       $2.63          1,976,000         $3.02
              Granted                                               1,173,000        1.19          1,858,000          2.45
              Exercised                                                    (0)       0.00            (67,000)         2.96
              Cancelled/expired                                      (543,000)       2.88           (777,000)         3.00
                                                                -------------                  -------------

              Options outstanding at end of year                    3,620,000        2.15          2,990,000          2.63
                                                                =============                  =============

              Options exercisable at end of year                    2,418,000        2.54          2,558,000          2.67
                                                                =============                  =============


           The following table presents information relating to stock options outstanding at April 30, 2001.

                                                              Options Outstanding                        Options Exercisable
                                                    ----------------------------------------           ------------------------
                                                                  Weighted          Weighted                           Weighted
                                                                   Average           Average                           Average
                                                                  Exercise          Remaining                          Exercise
                Range of Exercise Price                 Shares     Price         Life in Years           Shares          Price
             ----------------------------           ------------  ---------     ---------------        -----------    ---------
                     $0.90 - $1.99                     956,000      $1.02             2.80                  15,000      $1.17
                                                       =======                                              ======
                     $2.00 - $3.00                   2,629,000      $2.54             1.17               2,370,000      $2.54
                                                     =========                                           =========
                     $3.01 - $3.50                      35,000      $3.46             3.93                 33,000       $3.46
                                                        ======                                             =======

                                                                            F-13

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

     [5]   Warrants:


            On May 2, 2001, the Company issued a 5 year warrant immediately exercisable and non-forfeitable, to purchase 200,000 common shares of American Bio Medica Corporation stock at an exercise price of $1.50 per share to Brean Murray & Co., Inc. as compensation for its future services as a financial advisor to the Company. The warrants were valued at $134,000 using the Black Sholes pricing model and the following assumptions, dividend yield of 0%, volatility of 95%, risk free interest rate 4.8% and expected life of 5 years and will be recorded as a charge to operations in the following fiscal year. The closing price of American Bio Medica common shares on May 2, 2001, as listed on The Nasdaq SmallCap Market, was $.95 per share.


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

                                                                  Year Ended April 30,
                                                              --------------------------------
                                                                 2001               2000
                                                              ------------     ---------------
               Net loss:
                  As reported                                 $(1,880,000)     $   (2,136,000)
                  Pro forma                                    (2,144,000)         (3,684,000)

              Basic and diluted loss per share:
                 As reported                                        $(.10)            $(.15)
                 Pro forma                                          $(.11)            $(.24)

     AMERICAN BIO MEDICA CORPORATION
     Notes to Financial Statements
     April 30, 2001

     NOTE J - STOCKHOLDERS' EQUITY (CONTINUED)

     [6]   Stock-based compensation (continued):


           In December 1999, the Company entered into a one year consulting agreement with an individual knowledgeable in the medical diagnostic testing area. In connection therewith, the Company issued 300,000 common shares and granted options to purchase 200,000 common shares at $2 per share, vesting as of December 15, 2000. The common shares were valued at $466,000 and amortized over one year. The options were valued at $255,000 on December 15, 1999 using the Black-Scholes pricing model and were being expensed ratably over 12 months (the estimated period of benefit). In December 2000, on vesting, the Company revalued the options at $90,000 using the Black-Scholes pricing model and the following assumptions, dividend yield of 0%, volatility of 84%, risk free interest of 5.49% and expected life of 9 years and adjusted paid-in-capital by $165,000. This decrease was debited to paid in capital to recognize the cost of the transaction. The arrangement resulted in a charge to operations of $90,000 for the services.


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


     NOTE K -  INVESTMENTS



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

           In June 1995 the Company filed a lawsuit against Jackson Morris, the lawyer engaged to draft and advise the Company on the Share Exchange Agreement with Dr. Robert Friedenberg. Morris, who had been recommended to the Company by Dr. Friedenberg and whose fees were paid by the Company, is alleged to have breached his fiduciary duty to the Company in several ways, including by later advising Friedenberg, individually, on how to rescind the Share Exchange Agreement as well as testifying for Friedenberg over the Company's objections and in violation of his obligations to the Company. Morris is also charged with negligence in drafting the Share Exchange Agreement. The Company's lawsuit demands damages in the amount of $1,000,000. Morris has counterclaimed as a party to the Share Exchange Agreement and seeks common shares

     AMERICAN BIO MEDICA CORPORATION
     Notes to Financial Statements
     April 30, 2001

     NOTE L - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (CONTINUED)

     [4]   Litigation (continued):

           The basis of all of Mr. Morris' claims stem from the Friedenberg claim. The Company vigorously contests the Morris claim. No trial date has been set.


           The Company has been named in legal proceedings in connection with matters that arose during the normal course of its business. While the ultimate result of any litigation cannot be determined, it is management's opinion based upon consultation with counsel, that it has adequately provided for losses that may be incurred related to these claims. If the Company is unsuccessful in defending any or all of these claims, resulting financial losses could have a material adverse effect on the financial position, results of operations and cash flows of the Company.


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