Form 10QSB/A
period 2001-07-31
AMERICAN BIO MEDICA CORP
filed 2001-12-21
CIK 896747

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                  FORM 10-QSB/A


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
                                 Balance Sheets

                                                                            July 31,
                                                                              2001              April 30,
                                                                          (Unaudited)             2001
                                                                       -----------------    ----------------
                               Assets
Current assets:
  Cash and cash equivalents                                            $         187,000    $        265,000
  Investments                                                                     28,000
  Accounts receivable, net                                                       883,000           1,010,000
  Inventory                                                                    1,684,000           1,444,000
  Other receivables                                                              261,000             270,000
  Prepaid expenses and other current assets                                       40,000              41,000
                                                                       -----------------    ----------------
  Total current assets                                                         3,083,000           3,030,000

Property, plant and equipment, net                                               391,000             348,000
Restricted cash                                                                  120,000             146,000
Other receivables                                                                 32,000              80,000
Other assets                                                                      67,000              36,000
                                                                       -----------------    ----------------
                                                                       $       3,693,000    $      3,640,000
                                                                       =================    ================

                Liabilities and Stockholders' Equity
Current liabilities:

      Accounts payable                                                 $       1,739,000    $      1,453,000
      Accrued expenses                                                           805,000             928,000

      Current portion of capital lease obligations                                18,000              25,000
                                                                       -----------------    ----------------
 Total current liabilities                                                     2,562,000           2,406,000

  Long term portion of capital lease obligations                                  20,000              21,000
                                                                       -----------------    ----------------
 Total liabilities                                                             2,582,000           2,427,000
                                                                       -----------------    ----------------

Stockholders' equity:
    Preferred stock; par value $.01 per share; 5,000,000
     shares authorized; none issued and outstanding
    Common stock; par value $.01 per share;
     30,000,000 shares authorized; 17,995,548 and
     shares issued and outstanding at July 31, 2001
     and April 30, 2001
                                                                                 180,000             180,000
Additional paid-in capital                                                    15,272,000          15,052,000
Unearned compensation                                                           (116,000)            (19,000)
Subscription receivable                                                           (5,000)             (5,000)
Due from officer/director/shareholder (collateralized by
    1,000,000 shares of the Company's common stock)                             (485,000)           (472,000)
Accumulated deficit                                                          (13,735,000)        (13,523,000)
                                                                       -----------------    ----------------
                                                                               1,111,000           1,213,000
                                                                       -----------------    ----------------
                                                                       $       3,693,000    $      3,640,000
                                                                       =================    ================

                 See accompanying notes to financial statements

                         American Bio Medica Corporation
                            Statements of Operations
                                   (Unaudited)

                                                                       For The Three Months Ended
                                                                                 July 31,
                                                               ------------------------------------------
                                                                      2001                    2000
                                                               --------------------     -----------------
Net sales                                                     $          1,550,000     $       2,155,000

Cost of goods sold                                                         463,000               742,000
                                                              --------------------     -----------------
Gross profit                                                             1,087,000             1,413,000
                                                              --------------------     -----------------

Operating expenses:
    Selling, general and administrative (including
      non-cash compensation of $123,000 in 2001 and
      $182,000 in 2000)                                                  1,172,000             1,573,000
    Depreciation                                                            29,000                29,000
    Research and development                                               100,000               119,000
                                                              --------------------     -----------------
                                                                         1,301,000             1,721,000
                                                              --------------------     -----------------
Operating loss                                                            (214,000)             (308,000)
                                                              --------------------     -----------------

Other income (expense):
   Gain on sale of assets                                                   (5,000)
   Interest income                                                          16,000                37,000
   Interest expense                                                         (9,000)               (2,000)
                                                              --------------------     -----------------
                                                                             2,000                35,000
                                                              --------------------     -----------------

                                                              --------------------     -----------------
Net loss                                                      $           (212,000)    $        (273,000)
                                                              ====================     =================

Basic and diluted net loss
   per common share                                           $              (0.01)    $           (0.02)

 Weighted average shares outstanding  -
    basic and diluted                                                   17,995,548            18,045,548
                                                              ====================     =================


                         American Bio Medica Corporation
                         Statement of Comprehensive Loss


Net loss                                                      $           (212,000)    $        (273,000)
Other comprehensive loss:
  Unrealized loss on investments                                                                  13,000
                                                              --------------------     -----------------
  Comprehensive loss                                          $           (212,000)    $        (260,000)
                                                              ====================     =================


                 See accompanying notes to financial statements

                         American Bio Medica Corporation
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                             For The Three Months Ended
                                                                                                      July 31,
                                                                                      ---------------------------------------
                                                                                            2001                 2000
                                                                                      ------------------   ------------------
Cash flows from operating activities:
 Net loss                                                                            $         (212,000)  $         (273,000)
  Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
     Depreciation                                                                                29,000               29,000
     Provision for bad debts                                                                    (16,000)               9,000
     Amortization of compensatory stock and stock options                                       123,000              182,000
     Accrued interest                                                                           (13,000)             (12,000)
     Changes in:
       Accounts receivable (and notes receivable in 2000)                                       143,000             (228,000)
       Other receivables                                                                         57,000
       Inventory                                                                               (240,000)             (40,000)
       Prepaid expenses and other current assets                                                  1,000              (41,000)
       Restricted cash                                                                           (2,000)              (4,000)
       Other assets                                                                             (31,000)               4,000
       Accounts payable and accrued expenses                                                    163,000              158,000
                                                                                     ------------------   ------------------
         Net cash provided by (used in) operating activities                                      2,000             (216,000)
                                                                                     ------------------   ------------------

Cash flows from investing activities:
  Purchase of property, plant and equipment                                                     (72,000)             (18,000)
  Loan to BioSys, Inc.                                                                                              (100,000)
  Loan to officer/director/stockholder                                                                              (118,000)
  Sales and maturity of investments                                                                                    3,000
                                                                                     ------------------   ------------------
         Net cash used in investing activities                                                  (72,000)            (233,000)
                                                                                     ------------------   ------------------

Cash flows from financing activities:
  Settlement of registration rights agreement                                                                       (125,000)
  Capital lease payments                                                                         (8,000)              (3,000)
                                                                                     ------------------   ------------------
         Net cash used in financing activities                                                   (8,000)            (128,000)
                                                                                     ------------------   ------------------

Net decrease in cash and cash equivalents                                                       (78,000)            (577,000)
Cash and cash equivalents - beginning of period                                                 265,000            1,207,000
                                                                                     ------------------   ------------------

Cash and cash equivalents - end of period                                            $          187,000   $          630,000
                                                                                     ==================   ==================

Supplemental disclosures of cash flow information
  Cash paid during year for:
     Interest                                                                        $            9,000   $            2,000

Non-cash activities:
    Restricted asset relieved                                                        $           28,000   $
    Non-employee options granted fully vested                                        $          220,000   $



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

     The following table sets forth the percentage relationship of selling, general and administrative costs to net sales for the three months ended July 31, 2001 and July 31, 2000:

                                                   Three Months                      Three Months
                                                      Ended         Percent             Ended           Percent
                                                  July 31, 2001      Sales          July 31, 2000        Sales
                                                ----------------- -----------    -------------------  -----------
Sales salaries and commissions                  $         291,000    18.8%        $          187,000     8.7%
Sales travel                                               60,000     3.9%                    99,000     4.6%
Consulting and other selling
expenses                                                   40,000     2.6%                   122,000     5.7%
Marketing and promotion                                    44,000     2.8%                   141,000     6.5%
Investor relations costs                                   56,000     3.6%                    95,000     4.4%
Non cash compensation                                     123,000     7.9%                   182,000     8.4%
Legal fees                                                 44,000     2.8%                   323,000    14.9%
Accounting fees                                           109,000     7.0%                    81,000     3.8%
Office salaries                                           203,000    13.1%                   176,000     8.2%
Payroll taxes and insurance                                64,000     4.1%                    48,000     2.2%
Telephone                                                  29,000     1.9%                    38,000     1.8%
Insurance                                                  10,000     0.7%                    13,000     0.6%
Other administrative costs                                 99,000     6.4%                    68,000     3.2%
                                                -----------------                 ------------------

Total selling, general and
   administrative costs                         $       1,172,000    75.6%        $        1,573,000     73.0%
                                                =================                 ==================

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


     The Company believes that its available cash and cash generated from operations will be sufficient to satisfy its funding needs for ongoing operations through April 30, 2002. In the long term, if cash generated from operations is insufficient to satisfy the Company's working capital and capital expenditure requirements beyond April 30, 2002, the Company may be required to sell additional equity or debt securities or obtain additional credit facilities. On October 2, 2001, the shareholders approved an increase in the number of authorized common shares from 30 million to 50 million. There is no assurance that such financing will be available or that the Company will be able to complete financing on satisfactory terms, if at all.

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