Form 10KSB/A
period 2001-04-30
AMERICAN BIO MEDICA CORP
filed 2002-01-29
CIK 896747

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/A-2



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

PART I

         Item 1.  Description of Business

         Summary

         We develop, manufacture and market biomedical technologies and products intended for the immediate, onsite screening for drugs of abuse. Our Rapid Drug ScreenTM and Rapid One(TM) are urine-based kits that are easy to use, cost-effective, highly accurate and reliable tests for the presence of drugs of abuse in individuals. We own several patents that are used in the Rapid Drug Screen.

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

         Manufacturing

         In September 1999, we moved into a 30,000 square foot facility in Kinderhook, New York, which houses assembly and packaging of the Rapid Drug Screen and Drug Detector in addition to administration. We continue to contract-out the printing and manufacture of specimen cup components of the Rapid Drug Screen. We do not manufacture the Drug Detector components. We leased an R&D and production laboratory facility in Bridgeport, New Jersey that houses research and development and bulk strip manufacturing. in August 1999. In April 2001, we expanded our facilities in New Jersey from 3,900 square feet to 9,138 square feet. Prior to the expansion we were operating at up to 80% capacity. The expansion was completed not only to add capacity for drug test manufacturing but also to add space for the creation of laboratories used to develop primary manufacturing capability of certain raw materials that were being purchased from outside sources.

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

         The following table sets forth the percentage relationship of selling, general and administrative costs to net sales for both years:

                                                       2001          Percent            2000          Percent
                                                    Fiscal Year      of Sales        Fiscal Year      of Sales
                                                   ------------     ---------       ------------      ---------

Sales salaries and commissions                       $1,289,000        17.2%          $1,033,000        13.5%
Sales travel                                            332,000         4.4              439,000         5.7
Consulting and other selling expenses                   501,000         6.7              936,000        12.2
Marketing and promotion                                 572,000         7.6              265,000         3.5
Investor relations costs                                347,000         4.6              225,000         3.0
Legal fees                                            1,363,000        18.2              951,000        12.4
Accounting fees                                         200,000         2.7               80,000         1.1
Office salaries                                         931,000        12.5              667,000         8.7
Payroll taxes and insurance                             201,000         2.7              174,000         2.3
Telephone                                               137,000         1.8              139,000         1.8
Insurance                                                39,000         0.5               49,000         0.6
Bad debts                                                42,000         0.6               79,000         1.0
Other administrative costs                              612,000         8.2              186,000         2.4
                                                     ==========       =====           ==========        ====
Total selling, general and administrative costs      $6,566,000        87.7%          $5,223,000        68.2%



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

         Net other income was $510,000 in fiscal 2001 compared to net expense of $59,000. The increase was due to the settlement of our patent litigation and increased interest income in fiscal 2001. Included in net other income for the period ended April 30, 2001 is a loss on abandonment of book sales business assets of $60,000. Treetops, the Company's former book sales business was sold in 1999. Following the death of the principal buyer it was disclosed to the Company in April 2001 that the estate would not be able to satisfy the remaining amount owed the Company for the purchase, $60,000. The Company, therefore, recognized a loss on the sale for the period ended April 30, 2001.

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


     Net cash provided by investing activities was $114,000 in fiscal 2001 compared to $64,000 in fiscal 2000. The net cash provided from investing activities in fiscal 2001 was primarily due to the sale of our investment in BioSys, Inc. of $360,000. In October 2000, the Company converted the loan balance of $380,000 into BioSys common stock and in January 2001, sold the common stock for net proceeds of $360,000 resulting from a sale of the investment for $380,000 net of brokers commissions of $20,000. Further, the Company sold marketable equity securities valued at approximately $119,000 in April 2001 for $15,000, realizing a net loss on the sale of approximately $104,000. Finally, proceeds from maturity of certificates of deposit totaled $32,000 and were offset in part by loans to officer/director/shareholder of $120,000 and the purchase of plant, property and equipment of $73,000. The net cash provided in investing activities in fiscal 2000 was primarily due to the sale and maturity of investments of $571,000, offset in part by a $280,000 loan to BioSys, Inc., purchases of plant, property and equipment of $145,000 and purchase of investments of $73,000.

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

Name                           Age        Position                                                 Since
----                          ----        --------                                                 -----
Stan Cipkowski                 53         President and Director                                   1986
Edmund Jaskiewicz              78         Secretary and Director                                   1992
Douglas Casterlin              54         Vice President-Operations                                1997
Gerald Moore                   63         Director                                                 1999
Robert L. Aromando, Jr.        45         Chairman  of  the  Board  of  Directors  and  Chief      2000
                                          Executive Officer
Denis O'Donnell, M.D.          47         Director                                                 2000
Keith E. Palmer                40         Chief Financial  Officer,  Vice President  Finance,      2000
                                          and Treasurer
Henry J. Wells, Ph.D.          69         Vice President-Scientific Development                    1995
Martin Gould                   50         Vice President-Technology                                1998

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



                                                                      Long-Term Compensation
                                     Annual Compensation                      Awards
                                     -------------------              ----------------------
                                                                            Securities
                                                                            Underlying
Name and Principal Position         Year           Salary      Bonus          Options
---------------------------         ----          --------    ------       ------------
Stan Cipkowski                      2001         $200,000    $     0         100,000
 President                          2000           96,000     77,010         100,000
                                    1999           96,000     64,992               0

Robert L. Aromando, Jr.             2001          $28,000(1) $25,000(2)      300,000
 Chief Executive Officer

Douglas Casterlin                   2001         $140,000    $     0         200,000
 Executive Vice-President           2000           84,000     67,010         100,000
 Operations                         1999           84,000     64,992               0

Keith E. Palmer                     2001          $56,000(3) $     0         100,000
 Chief Financial Officer
 Executive Vice
 President
 Finance

Jay Bendis(4)                       2001          $82,000    $36,000          50,000(5)
 Vice-President Sales               2000           84,000     77,010         100,000(5)
 and Marketing                      1999           84,000     64,992               0


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


                                                        Number of
Beneficial Owner                                      Common Shares         Percent of Total
----------------                                      -------------         ----------------
Stan Cipkowski                                        2,513,600(1)                 13.7%
122 Smith Road
Kinderhook, New York 12106

Edmund Jaskiewicz                                     2,078,155(2)                 11.4%
1730 M Street, NW
Washington, DC  20036

Douglas Casterlin                                       314,500(3)                  1.7%

Gerald Moore                                             34,000(4)                    *

Robert L. Aromando, Jr.                                  14,000(5)                    *

Denis O'Donnell, M.D.                                    14,000(6)                    *

Keith E. Palmer                                               0                       *

Seaside Partners, L.P.                                2,361,733(7)                 11.6%
623 Ocean Avenue
Sea Girt, New Jersey 08750

Directors and executive officers as a group           4,968,255(8)                 26.4%
(7  persons)



-------------
* Less than one percent (1%).

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


                                      AMERICAN BIO MEDICA CORPORATION


                                              By /s/ Stan Cipkowski
                                                 -------------------------------
                                                 Stan Cipkowski, President and
                                                 Director

Date:  August 13, 2001


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 13, 2001:


/s/ Robert L. Aromando, Jr.           Chairman and Chief Executive Officer
----------------------------
Robert L. Aromando, Jr.


/s/ Stan Cipkowski                    President and Director
----------------------------
 Stan Cipkowski


/s/ Edmund Jaskiewicz                 Director
----------------------------
 Edmund Jaskiewicz


/s/ Gerald Moore                      Director
----------------------------
 Gerald Moore


/s/ Denis O'Donnell, M.D.             Director
---------------------------
 Denis O'Donnell, M.D.


/s/ Keith E. Palmer                   Chief Financial Officer
----------------------------
Keith E. Palmer                       (Principal Financial Officer)

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



Richard A. Eisner & Company, LLP

New York, New York
June 20, 2001

With respect to Note B and Note L [5]
July 23, 2001

With respect to the last paragraph of Note J[3]
July 18, 2001

AMERICAN BIO MEDICA CORPORATION


Balance Sheet
April 30, 2001


ASSETS
Current assets:
   Cash and cash equivalents                                                                                   $        265,000
   Accounts receivable - net of allowance for doubtful accounts of $86,000                                            1,010,000
    Inventory                                                                                                         1,444,000
    Other receivables                                                                                                   270,000
   Prepaid expenses and other current assets                                                                             41,000
                                                                                                               ----------------

      Total current assets                                                                                            3,030,000

Property, plant and equipment, net                                                                                      348,000
Restricted cash                                                                                                         146,000
Other receivables                                                                                                        80,000
Other assets                                                                                                             36,000
                                                                                                               ----------------

                                                                                                               $      3,640,000
                                                                                                               ================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                                            $      1,453,000
    Accrued expenses
                                                                                                                        928,000
   Current portion of capital lease obligations                                                                          25,000
                                                                                                               ----------------

      Total current liabilities                                                                                       2,406,000

Long-term portion of capital lease obligations                                                                           21,000
                                                                                                               ----------------

      Total liabilities                                                                                               2,427,000
                                                                                                               ----------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock; par value $.01 per share; 5,000,000 shares authorized, none issued and outstanding
   Common stock; par value $.01 per share; 30,000,000 shares authorized; 17,995,548 shares
      issued and outstanding                                                                                            180,000
   Additional paid-in capital                                                                                        15,052,000
    Unearned compensation
                                                                                                                        (19,000)
   Subscription receivable                                                                                               (5,000)
   Due from officer/director/shareholder (collateralized by 1,000,000 shares of the
      Company's common  stock)                                                                                         (472,000)
   Accumulated deficit                                                                                              (13,523,000)
                                                                                                               ----------------

                                                                                                                      1,213,000
                                                                                                               ----------------

                                                                                                                $     3,640,000
                                                                                                               ================

See notes to financial statements

AMERICAN BIO MEDICA CORPORATION

Statements of Operations


                                                                                                     Year Ended April 30,
                                                                                                    ---------------------
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
                                                                                                 ==========        ==========




See notes to financial statements

AMERICAN BIO MEDICA CORPORATION
Statements of Changes in Stockholders' Equity




                                 Preferred      Common Stock        Additional                    Due from
                                  Stock      ------------------       Paid-in    Subscription  Officer/Director
                                  Shares     Shares      Amount       Capital     Receivable      Shareholder
                               -----------  --------   ---------    ------------ ------------   ----------------
Balance - April 30, 1999            1,536   14,875,190  $ 149,000   $12,326,000    $ (9,000)
Preferred "D" shares converted
  to common shares                 (1,647)   1,445,759     14,000       (14,000)
Dividends paid to holders of
  Preferred "D" shares:
    Preferred shares                  111                               112,000
    Cash
Fair value of compensatory
  stock options                                                          83,000
Common shares issued in a
  private placement                          1,408,450     14,000     1,986,000
Exercise of common stock options                17,649
Common stock and common stock
  options issued to consultants,
  net of amortization                          300,000      3,000       721,000
Cancellation of common stock                    (1,500)                  (4,000)      4,000
Amortization of compensatory
  stock options
Net loss
Other comprehensive loss:
  Unrealized loss on securities
  available for sale

Comprehensive loss
                                 --------  -----------  ---------   -----------   ---------     -----------

Balance - April 30, 2000                0   18,045,548    180,000    15,210,000      (5,000)

Warrant registration penalty                                             26,000
Cancellation of common stock                   (50,000)                 (38,000)
Amortization of compensatory
  stock and options
Non-employee granted options
  fully vested                                                         (165,000)
Common stock options issued
  to consultants                                                         19,000
Net loss
Due from officer/director/
  shareholder repayable with
  common stock                                                                                     (472,000)
Other comprehensive loss:
  Net change in unrealized
    loss on securities available
    for sale
Comprehensive loss
                                 --------  -----------  ---------   -----------   ---------     -----------

Balance - April 30, 2001                0   17,995,548  $ 180,000   $15,052,000   $  (5,000)    $  (472,000)
                                 ========  ===========  =========   ===========   =========     ===========


[restubbed table]


                                                                   Accumulated
                                                                      Other
                                  Comprehensive       Unearned    Comprehensive    Accumulated
                                     Loss           Compensation      Loss          Deficit         Total
                                  ------------      ------------   -----------    ------------      ------
Balance - April 30, 1999                             $  (13,000)    $ (56,000)   $ (9,424,000)  $   2,973,000
Preferred "D" shares converted
  to common shares                                                                                          0
Dividends paid to holders of
  Preferred "D" shares:
    Preferred shares                                                                  (82,000)         30,000
    Cash                                                                               (1,000)         (1,000)
Fair value of compensatory
  stock options                                                                                        83,000
Common shares issued in a
  private placement                                                                                 2,000,000
Exercise of common stock options                                                                            0
Common stock and common stock
  options issued to consultants,
  net of amortization                                   (452,000)                                     272,000
Cancellation of common stock
Amortization of compensatory
  stock options                                           11,000                                        11,000
Net loss                            $(2,136,000)                                   (2,136,000)      (2,136,000)
Other comprehensive loss:
  Unrealized loss on securities
  available for sale                    (21,000)                       (21,000)                        (21,000)
                                    -----------
Comprehensive loss                  $(2,157,000)
                                    ===========      -----------     ---------    -----------      -----------

Balance - April 30, 2000                                (454,000)      (77,000)   (11,643,000)       3,211,000

Warrant registration penalty
Cancellation of common stock                                                                            26,000
Amortization of compensatory                                                                           (38,000)
  stock and options                                      289,000                                       289,000
Non-employee granted options
  fully vested                                           165,000                                             0
Common stock options issued
  to consultants                                         (19,000)                                            0
Net loss                            $(1,880,000)                                   (1,880,000)      (1,880,000)
Due from officer/director/
  shareholder repayable with
  common stock                                                                                        (472,000)
Other comprehensive loss:
  Net change in unrealized
    loss on securities available
    for sale                             77,000                         77,000                          77,000
                                    -----------
Comprehensive loss                  $(1,803,000)
                                    ===========      ---------       ---------   ------------      -----------

Balance - April 30, 2001                             $ (19,000)      $       0   $(13,523,000)     $ 1,213,000
                                                     =========       =========   ============      ===========


See notes to financial statements

AMERICAN BIO MEDIA CORPORATION
Statements of Cash Flows

                                                                                                    Year Ended April 30,
                                                                                               ----------------------------
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

     [5]   Revenue recognition:


           The Company recognizes revenue when title transfers upon shipment. No obligation exists for customer acceptance or installation. The company's price is fixed and determinable at the date of sale. The buyer has paid the company or is obligated to pay the company and the obligation is not contingent on the resale of the product. The buyer's obligation would not be changed in the event of theft or physical destruction or damage to the product. The buyers acquiring the product for resale (i.e. distributor/wholesaler) have economic substance apart from that provided by the company and the company does not have significant obligations for future performance to directly bring about the resale of the product. All distributors have economic substance apart from customers and the payment terms are not conditional. The transactions with distributors are on terms similar to the terms given to the company's other customers. No agreements exist with the distributors which offer a right of return. Revenue from consignment sales are not recognized until all conditional terms have been met.


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
                                                                   ==========

     NOTE I - INCOME TAXES

     A reconciliation of the U.S. federal statutory income tax rate to the effective income tax rate is as follows:

                                                         Year Ended April 30
                                                           2001         2002

            Tax benefit at federal statutory rate          (34%)       (34%)
            State tax benefit, net of federal tax effect    (5)         (5)
            Valuation allowance                             39          39
                                                           ----        ---
            Effective income tax rate                        0%          0%
                                                           ====        ====

     Significant components of the Company's deferred tax assets are:


            Net operating loss                                  $3,762,000
            Allowance for doubtful accounts                         34,000
            Inventory                                               16,000
                                                                ----------
            Valuation allowance                                 (3,812,000)
                                                                ----------
                                                                $        0
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

     [4]   Stock options:

           Stock option activity is summarized as follows:

                                                                        Year Ended April 30,
                                                     ----------------------------------------------------------
                                                               2001                            2000
                                                     ------------------------       --------------------------
                                                                     Weighted                      Weighted
                                                                      Average                       Average
                                                                     Exercise                      Exercise
                                                        Shares         Price           Shares        Price
                                                       --------     ---------          -------    ----------
 Options outstanding at beginning of year              2,990,000       $2.63          1,976,000      $3.02
 Granted                                               1,173,000        1.19          1,858,000       2.45
 Exercised                                                    (0)       0.00            (67,000)      2.96
 Cancelled/expired                                      (543,000)       2.88           (777,000)      3.00
                                                   -------------                  -------------

 Options outstanding at end of year                    3,620,000        2.15          2,990,000       2.63
                                                   =============                  =============

 Options exercisable at end of year                    2,418,000        2.54          2,558,000       2.67
                                                   =============                  =============

           The following table presents information relating to stock options outstanding at April 30, 2001.

                                               Options Outstanding                         Options Exercisable
                                    -------------------------------------------         -------------------------
                                                   Weighted          Weighted                           Weighted
                                                    Average           Average                           Average
                                                   Exercise          Remaining                          Exercise
 Range of Exercise Price            Shares           Price         Life in Years         Shares          Price
 -----------------------            ------        ---------       --------------         ------         ---------
      $0.90 - $1.99                     956,000      $1.02             2.80                  15,000      $1.17
                                        =======                                              ======
      $2.00 - $3.00                   2,629,000      $2.54             1.17               2,370,000      $2.54
                                      =========                                           =========
      $3.01 - $3.50                      35,000      $3.46             3.93                  33,000      $3.46
                                         ======                                              ======


--------------------------------------------------------------------------------

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

                                                     Year Ended April 30,
                                               ---------------------------------
                                                    2001              2000
                                               -------------     --------------
              Net loss:
                As reported                     $(1,880,000)     $(2,136,000)
                Pro forma                        (2,144,000)      (3,684,000)

              Basic and diluted loss per share:
                As reported                           $(.10)           $(.15)
                Pro forma                             $(.11)           $(.24)

           In December 1999, the Company entered into a one year consulting agreement with an individual knowledgeable in the medical diagnostic testing area. In connection therewith, the Company issued 300,000 common shares and granted options to purchase 200,000 common shares at $2 per share, vesting as of December 15, 2000. The common shares were valued at $466,000and amortized over one year. These shares were fully vested and nonforfeitable when issued. The options were valued at $255,000 on December 15, 1999 using the Black-Scholes pricing model and were being expensed ratably over 12 months (the estimated period of benefit). In December 2000, on vesting, the Company revalued the options at $90,000 using the Black-Scholes pricing model and the following assumptions, dividend yield of 0%, volatility of 84%, risk free interest of 5.49% and expected life of 9 years and adjusted paid-in-capital by $165,000. This decrease was debited to paid in capital to recognize the cost of the transaction. The arrangement resulted in a charge to operations of $90,000 for the services.


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

           The Company sold marketable equity securities valued at approximately $119,000 in April 2001for $15,000, realizing a loss on the sale of approximately $104,000.

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

     NOTE M - GEOGRAPHIC INFORMATION

           Information concerning net sales by principal geographic is as follows:

                                                       Year Ended April 30,
                                              -------------------------------
                                                   2001             2000
                                              --------------   --------------
              United States                    $  6,312,000     $  7,073,000
              North America (not domestic)          867,000          276,000
              Europe                                150,000          155,000
              Asia/Pacific Rim                       55,000           11,000
              South America                         100,000          138,000
                                               ------------     ------------

                                               $  7,484,000     $  7,653,000
                                               ============     ============

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