Form 10KSB
period 2001-12-31
AMERICAN BIO MEDICA CORP
filed 2002-04-15
CIK 896747

                                   FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended  ____________________________________

[X] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the transition period from May 01, 2001 to December 31, 2001
Commission File Number: 0-28666

                         American Bio Medica Corporation
                 (Name of Small Business Issuer in its charter)

             New York                                    14-1702188
 (State or other jurisdiction of               (IRS Employer Identification No.)
  incorporation or organization)

               122 Smith Road                              12106
        Kinderhook, New York 12106                       (Zip Code)
 (Address of principal executive offices)


Issuer's telephone number (800) 227-1243

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                         Common Shares, $0.01 Par value
                               Title of each class



         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                 [X] Yes [ ] No

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year: $4,055,000

         The aggregate market value of 15,339,943 voting Common Shares held by non-affiliates of the issuer was approximately $13,154,000 based on the average bid and asked prices of the issuer's Common Shares, $.01 par value, as reported on the Nasdaq SmallCap Market on April 9, 2002.

         As of April 9, 2002, the issuer had outstanding 20,609,548 Common Shares, $.01 par value. Documents Incorporated by reference:

         (1) The Proxy Statement for the Annual Meeting of Shareholders for the Transition Period ending December 31, 2001 in Part III of this Form 10-KSB
         (2) Other documents incorporated by reference on this report are listed in the Exhibit Reference Table

         Transition Small Business Disclosure Format:  [ ] YES   [X] NO

                         American Bio Medica Corporation

                    Index to Transition Report on Form 10-KSB
                  For the eight months ended December 31, 2001

PART I.                                                                           PAGE
                                                                                  ----
         Item 1.   Description of Business                                          1
         Item 2.   Description of Property                                         15
         Item 3.   Legal Proceedings                                               15
         Item 4.   Submission of Matters to a Vote of Security Holders             16

PART II

         Item 5.   Market for Common Equity and Related Shareholder
                    Matters                                                        17
         Item 6.   Management's Discussion and Analysis or Plan of
                    Operations                                                     17
         Item 7.   Financial Statements                                            23
         Item 8.   Changes In and Disagreements With Accountants on
                    Accounting and Financial Disclosure                            23

PART III

         Item 9.   Directors, Executive Officers, Promoters and Control Persons;
                      Compliance with Section 16(a) of the Exchange Act            23
         Item 10. Executive Compensation                                           23
         Item 11. Security Ownership of Certain Beneficial Owners and
                   Management                                                      23
         Item 12. Certain Relationships and Related Transactions                   23
         Item 13. Exhibits and Reports on Form 8-K                                 23

Signatures                                                                        S-1

         This Form 10-KSB may contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology is intended to identify forward-looking statements. It is important to note that our actual results could differ materially from those anticipated from the forward-looking statements depending on various important factors. These important factors include our history of losses and ability to continue as a going concern, the uncertainty of acceptance of current and new products in our markets, competition in our markets, our dependence on our distributors and the other factors discussed in our "Risk Factors" found on Page 9.

PART I
------
         Item 1.  Description of Business

Business Development
--------------------

         Our Company was incorporated on April 2, 1986 under the laws of the State of New York under the name American Micro Media, Inc. On September 9, 1992, we filed an amendment to our Articles of Incorporation to change our name to American Bio Medica Corporation. Our principal business office is located at 122 Smith Road, Kinderhook, New York, 12106. We also have a laboratory facility in Bridgeport, New Jersey.

         In November 2001, we purchased our facility located in Kinderhook, New York from Avoba, Inc. for $950,000. Included in the purchase were the facility, its contents and 107 acres of land surrounding the facility.

Our Business
------------

         We develop, manufacture and market biomedical technologies and products intended for the immediate, onsite screening for drugs of abuse. Our products offer health care, law enforcement, government, industrial safety and educational professionals, self-contained, one-step screening devices capable of identifying illicit drug use within minutes. Our long-term objective is to provide an extensive product portfolio to the expanding $6 billion immunoassay market.

    Our Products

         Rapid Drug Screen(R): We manufacture the Rapid Drug Screen, or RDS(TM), a patented, rapid, onsite, test kit that detects the presence or absence of drugs of abuse in a urine specimen. We market the RDS as easy to-use, cost-effective and highly reliable. Controlled tests conducted by an independent laboratory, American Medical Laboratories, compared the Rapid Drug Screen with results produced by EMIT II, an enzyme immunoassay laboratory test, and found greater than 99% correlation of results. We produce several versions (panels) of the Rapid Drug Screen. Each panel screens for a specified number of drugs (up to 10 classes of drugs) simultaneously. We can also custom produce panels for the screening of any quantity or combination of the following classes of drugs: cocaine, THC (marijuana), opiates, amphetamine, PCP, benzodiazepines, methamphetamines, barbiturates, tricyclic antidepressants and methadone.

         To use our Rapid Drug Screen product, an individual slides a panel into a self-contained, disposable, urine-filled cup and within minutes accurate results are shown on the panel. A single line in the test area indicates a positive reading, and a double line indicates a negative reading for the presence of drugs. We believe that this ease of use is a competitive advantage over lab products, as well as products that need to add reagents, manipulate the test or utilize trained professionals to understand results.

         One of the problems that may occur in onsite drug testing is that of fraud or evasion practiced by the person being tested. The most prevalent method of avoiding adverse test results is the substitution, by the person being tested, of a hidden "clean" urine sample, which he or she brings to the test. As a consequence, each of our urine drug screens contains a temperature sensor, which helps prevent the substitution of another urine sample. A substituted sample would normally be of a lower temperature than a sample produced from the body on the spot. In addition, both our urine and saliva-based drug screens contain a control line, designed to assure the test administrator that the test is working properly. Should the control line not appear, the administrator is instructed to void the test and re-test the individual by obtaining another sample. A positive result is normally confirmed by laboratory testing.

         Our Rapid Drug Screen is currently marketed in the following standard configurations: two different 2-panel tests, three different 3-panel tests, two different 4-panel tests, two different 5-panel tests, one 8-panel test and one 9-panel test. We can also produce, on special order, or if a market demands, tests that can screen for any quantity (from two - ten) or configuration of classes of drugs. These standard configurations are:

         o Two panel tests, designed for the criminal justice and education markets that screen for cocaine and THC or methamphetamines and THC.

         o Three panel tests, designed for various non-clinical markets, that screen for THC, cocaine and opiates; THC, cocaine and amphetamines; or THC, cocaine and methamphetamines.

         o Four panel tests, designed for various non-clinical markets, including corporate/workplace and the criminal justice markets, that screen for cocaine, THC, opiates and alternatively amphetamines and methamphetemines.

         o Five panel tests, designed for the corporate/workplace market, that screen for the "SAMHSA 5" (SAMHSA stands for the Substance Abuse and Mental Health Services Administration): cocaine, THC, opiates, PCP and amphetamine and an additional version of this test with methamphetamines replacing PCP.

         o An eight panel test, designed for the clinical market, primarily for hospitals and physicians, that screens for the "SAMHSA 5" (listed above), plus benzodiazepines, methamphetamines and barbiturates.

         o A nine panel test, also designed for the clinical market, that screens for drugs of abuse from the eight panel test, as well as tricyclic antidepressants (TCA).

         Rapid One(TM): We manufacture the Rapid One product line which consists of 12 single drug tests, each of which screens for the presence or absence of drugs of abuse in a urine specimen. The Rapid One product line utilizes the same technology as the Rapid Drug Screen. It includes a single dip platform, an identification and date area, and does not require the use of pipettes or reagents. The Rapid One is designed for correctional facilities and other markets where the person subject to substance abuse testing is known to use a specific drug. It can also be used to enhance a Rapid Drug Screen by means of allowing screening of an additional drug. The Rapid One product line originally consisted of the following 10 classes of drugs: cocaine, THC (marijuana), opiates, amphetamine, PCP, benzodiazepines, methamphetamines, barbiturates, tricyclic antidepressants and methadone.

         In August 2001, we announced the completion of development of our Rapid One test that detects Oxycodone. Oxycodone is a synthetic opiate that is found in several legitimate and effective anti-pain medications, including OxyContin(R). Initial orders of the Rapid One test for Oxycodone have been from law enforcement programs. Drug abusers often chew tablets, crush tablets into powder for snorting, or dissolve crushed powder in water for intravenous injection to create a powerful heroin-like high. In March 2002, we received 510(k) clearance for our Rapid One test that detects Oxycodone from the U.S Food and Drug Administration ("FDA"). (For more information on 510(k) clearance, see "Government Regulations" found on Page 8.) 510(k) clearance allows the product to be sold in the clinical markets.

         In December 2001, we received 510(k) clearance from the FDA for our Rapid One test that detects the illegal designer drug MDMA (Ecstasy).

         Rapid Tec(TM): In August 2001, we launched a new version of the Rapid One called the Rapid Tec , in which one individual drug testing strip would include the chemistry to detect more than one class of drug. The Rapid Tec is designed for those customers who require a less expensive product but still need to test for more than one drug of abuse utilizing one urine sample. The Company began shipping three versions of the Rapid Tec in March 2002. Those three versions are:

         o        Rapid Tec-2: screens for THC and cocaine
         o        Rapid Tec-3: screens for THC, cocaine and methamphetamines
         o Rapid Tec-4: screens for THC, cocaine, methamphetamines and opiates

An additional version, the Rapid Tec-5, that will screen for THC, cocaine, methamphetamines, opiates and amphetamines, is expected to be available for shipping in June 2002.

         Rapid Drug Screen Scan-R(TM): In August 2001, we launched a software system that provides a rapid, clear and convenient method to document onsite drug screening results. The patent pending system allows the operator to combine the scanned image of the Rapid Drug Screen test card with recording of the actual test score on one result form. The simple easy-to-use software automatically saves the document in a user definable format. The document, complete with the image of the Rapid Drug Screen test card, can be saved, printed or emailed for permanent documentation of the screening results. We believe that the Rapid Drug Screen Scan-R greatly improves testing efficiency, improves chain of custody issues for legal defensibility and optimizes protocol proficiency. It also creates a database of results for future access and retrieval.

         Rapid Drug Screen OralStat6(TM): In August 2001, we signed a licensing agreement with ANSYS Technologies, Inc., to market an onsite saliva-based test for drugs of abuse. The licensing agreement allows us to market this product to the criminal justice, workplace and drug treatment sectors. We have trademarked this saliva-based product the "Rapid Drug Screen OralStat6." The OralStat6 can simultaneously test for six classes of drugs: THC, opiates, cocaine, PCP, amphetamines and methamphetamines. Utilizing a simple saliva sample, it delivers easy-to-read positive or negative results within 10-15 minutes. The test requires no reader and no messy saliva collection or handling. Pending submission for FDA 510(k) clearance, the product is labeled and made available "for forensic use only", which means for use in legal determinations only; it is not intended or promoted for a health or medical use or purpose.

         Drug Detector(TM): In January 2000, we licensed the right to distribute and market a patented residue and/or trace drug detection system in select markets in North and South America for a period of five years from Mistral Security, Inc. We have adopted the trademark "Drug Detector" for this product. The Drug Detector tests surfaces for the presence or absence of residue from marijuana, cocaine, heroin or methamphetamines without the need for urine, hair or saliva samples. The Drug Detector consists of an aerosol spray for a specified drug, special collection papers and instructions.

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

         In April 2001, Eckerd drug stores began selling the Drug Detector in its retail outlets in the United States. There is no minimum required purchase of Drug Detector by Eckerd. The Drug Detector for crack/cocaine and the Drug Detector for marijuana are the two versions currently being offered for sale by Eckerd. The remaining two Drug Detector tests may be available for over-the-counter sale at a later date.

    Our Markets

         Corporate/Workplace
         -------------------

         We have developed a nationwide network of distributors and administrators of workplace drug testing programs to sell our Rapid Drug Screen and Rapid One product lines. Our direct sales team also sells in this market to key customers and coordinates all sales efforts in this market. We believe that the market for utilization of onsite drug screens for pre-employment and random/employee testing is expanding.

         o In September 2001, the Office of National Drug Control Policy (the "ONDCP") reported that between 1992 and 1998, the overall cost of drug abuse to society increased at a rate of 5.9% annually. By 1998, the societal cost of drug abuse was $143.4 billion. Furthermore, the ONDCP projected that by the year 2000, the societal cost of drug abuse would be $160.7 million.

         o According to the 2000 SAMHSA National Household Survey on Drug Abuse, 77% of adults who use illegal drugs are employed.

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

         According to the American Management Association ("AMA"), drug testing is performed by 67% of major U.S. firms. For the reasons, stated above, not only are there financial benefits of drug testing, but a drug-free environment is a safer one. Incentives encourage employers to adopt Drug Free Workplace Programs. Drug testing is an integral part of a Drug Free Workplace Program. In some states, there are workman's compensation and unemployment insurance premium reductions, tax deductions and other incentives for adopting these programs. The Drug Free Workplace Act requires employers receiving federal contracts of $100,000 or more to enact a Drug Free Workplace program (the Federal Acquisition Streamlining Act of 1994 (FASA) raised the threshold of contracts covered by the Drug Free Workplace Act from $25,000 to those exceeding $100,000).

         Government, Corrections and Law Enforcement
         -------------------------------------------

         We utilize our network of distributors and our direct sales team to sell our products in this market. This market includes federal, state and county level agencies, including correctional facilities, pretrial agencies, probation, drug courts and parole departments at the federal and state levels and juvenile correctional facilities. According to the Bureau of Justice, as of December 31, 2000, there were more than 2 million inmates nationally: 1.38 million in state and federal prisons and 621,000 in local jails. As of October 2001, over 55.5% of inmates in federal prisons were sentenced as drug offenders according to the Federal Bureau of Prisons. According to the Bureau of Justice Statistics ("BOJ"), 33% of inmates in state and 22% of inmates in federal prisons admitted they had committed their crime while under the influence of drugs. According to the BOJ, in local jails, 36% of inmates admitted to committing their crime while under the influence. The BOJ also reported that as of December 31, 2000, approximately 3,839,500 adults were under federal, state or local jurisdiction on probation, and about 725,500 were on parole. Almost all persons on parole or probation have one or more conditions to their sentence required by the court or probation agency including periodic drug testing and substance abuse treatment. Our products are aimed at this and other similar markets.

         Rehabilitation Centers
         ----------------------

         We utilize our network of distributors and our direct sales team to sell our products in this market. This market for our products includes people in treatment for substance abuse. There is a high frequency of testing in this market. For example, in many residence programs, patients are tested each time they leave the facility and each time they return. In outpatient programs, patients are generally tested on a weekly basis.

         International Markets
         ---------------------

         We sell our products primarily through distributors in this market. We have entered into distribution agreements with companies in several countries and are pursuing a course of multinational distribution of our products through both clinical and non-clinical distribution companies. As of February 2002, we had 18 distributors in 27 countries outside the United States. We also sell our products directly in 4 additional countries.

         Clinics, Physicians, and Hospitals
         ----------------------------------

         This market includes emergency rooms, physician offices, hospitals and clinics and rehabilitation facilities associated with hospitals. In their latest report, March 2001, the Drug Abuse Warning Network estimated that in the year 2000, there were approximately 1.1 million episodes in emergency departments in the United States in which drugs were mentioned. Our Rapid Drug Screen nine panel test is used in this market as it provides fast and accurate results when time is critical. We are negotiating an exclusive distribution agreement with a multi-national diagnostics company focused on the clinical point of care market.

         Consumer/Over-the-Counter
         -------------------------

         The Drug Detector is currently being sold in Eckerd drug store's retail outlets in the United States. There is no minimum required purchase of Drug Detector by Eckerd. We believe that the Drug Detector can be used by persons who are concerned about the welfare of someone they think is abusing drugs. The Drug Detector allows surfaces to be tested for drug residue outside the presence of the suspected person greatly reducing the chances of confrontation with the suspected drug abuser.

         Educational Market
         ------------------

         According to the 2001 University of Michigan Monitoring the Future study, 11.7% of 8th graders, 22.7% of 10th graders and 25.7% of 12th graders had used an illicit drug within the prior 30 days of being interviewed for the study. Furthermore, over half (54%) of young people have tried an illicit drug by the time they finish high school. We believe our products could be an integral part of helping schools test due to their ease of use and immediate, accurate results.

         Additional Markets
         ------------------

          We believe that the Department of Transportation ("DOT") and the federally regulated markets could be a future market for our products. Presently, the DOT market is not available to any onsite drug of abuse testing device. Federal law requires that anyone with a commercial driving license be randomly tested for use of drugs of abuse and that certified laboratories be used in these testing situations. We believe that there is potential for growth in this market as the regulatory agencies are considering implementing new guidelines that will permit the use of onsite drug testing devices.

    Product Distribution

         We have a two-pronged distribution strategy that focuses both on growing business through our valued third party distribution partners and targeting key customers on a direct basis. Through the transition period ending December 31, 2001, we sold our products through third party distribution channels whose ultimate customers are the corporate/workplace, government, corrections and law enforcement agency markets, and directly through a staff of highly experienced and well-trained sales executives with drugs of abuse testing expertise.

         Our direct sales force consists of a National Sales Director, a Director of Key Accounts and four Directors of Business Development in addition to a staff of inside sales representatives. They call on non-clinical accounts directly and support our worldwide distribution network. We intend to promote our products through direct mail campaigns, selected advertising, participation at high profile trade shows, use of key onsite advocate consultants and other marketing activities.

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

         We will continue to recruit and utilize third party distribution partners for select markets, including corporate/workplace, government/corrections/law enforcement, international and education, in addition to selling directly in these markets and to key customers. We intend to enter into a distribution agreement with a multi-national diagnostics company for sales to the clinical market.

    Competition

         Competition to our onsite urine-based products comes from onsite tests developed by companies including, but not limited to, Roche Diagnostics, Medtox Scientific, Inc. and Biosite Diagnostics.

         These and other competitors have longer operating histories than we do and significantly greater financial, technical and marketing resources than us. Currently the pricing of our products are cost competitive, however, these competitors can devote substantially more resources than we can to business development and may adopt more aggressive pricing policies.

         We compete on the following factors:

              o   effectiveness of pricing;

              o   quality of product;

              o   ease and user-friendliness of services; and

              o   timeliness of product delivery.

          Competitors' onsite urine tests generally use a collection or delivery method different than our onsite urine tests. Our products do not require pipetting of the specimen, adding or mixing of reagents or other manipulation of the device by the user. Also, many of our competitors have products, which combine the testing mechanism with the collection device, which increases the potential of tampering with the testing mechanism by the person being tested. With our products, the testing mechanism is not given to the person being tested, but is held by the test administrator.

          Aside from onsite urine tests offering immediate results, some of our competitors offer traditional laboratory testing, where a urine sample is sent to a laboratory for analysis, and hair testing where a hair sample is sent to a laboratory for analysis, are also available. These forms of drug testing are more expensive and take longer to produce results than our products.

         Other competitors to our onsite urine tests are onsite tests with platforms utilizing saliva instead of urine. Saliva-based drug tests have limitations relative to detection time, generally detecting traces of drugs of abuse in a 3 to 18 hour window compared to one to three days for urine-based testing. However, this shorter window of detection can be useful in some market segments, such as post-accident testing in the workplace. In August 2001, we signed a licensing agreement with ANSYS Technologies, Inc., to market an onsite saliva-based test for drugs of abuse. Some of our competitors in the saliva-based testing market have been promoting their products longer and therefore, have more experience in marketing saliva-based products to the appropriate segment(s).

    Manufacturing

         In September 1999, we moved into a 30,000 square foot facility in Kinderhook, New York, which houses assembly and packaging of our products in addition to administration. We continue to contract-out the printing and manufacture of specimen cup components of the Rapid Drug Screen. We do not manufacture the Drug Detector or OralStat6 components.

         We lease a 9,138 square foot R&D and production laboratory facility in Bridgeport, New Jersey that houses research and development and bulk strip manufacturing.

         Our present manufacturing equipment is sufficient to produce 200,000 drug test kits per month, assuming one shift per day, five days per week. In the transition period ending December 31, 2001, we sold approximately 819,200 test kits. Our facilities in Kinderhook, New York and Bridgeport, New Jersey would allow us to increase our production capacity if additional personnel are hired and more equipment is installed. We could further increase capacity with additional shifts. We expect to add additional assembly/packaging personnel and/or equipment when production needs of our products increases. (See Item 2. Description of Property).

         We currently have approximately fifty suppliers who provide us with the raw materials necessary to manufacture our drug testing strips and Rapid Drug Screen kit. (See Risk Factors beginning on Page 9.)

    Patents and Trademarks/Licenses

         To date, we have been granted eleven patents related to the Rapid Drug Screen and/or Rapid One product lines, including four U.S. design patents and a utility patent. We currently have an additional 7 United States patent applications, and 8 foreign patent applications pending.

         We have registered "ABM" and its logo in the United States, Canada, Chile, Mexico and Europe. We have registered the "Rapid Drug Screen" trademark in the United States, Mexico, Canada, Europe and Russia. We have additional trademark applications pending in the United States. There can be no assurance that the additional patents and/or trademarks will be granted or that, if granted, they will withstand challenge. (See "Risk Factors - Patents and Trademarks" on page 12).

         We have licensing agreements with Mistral Security for the Drug Detector and ANSYS Technologies, Inc., for the OralStat6. The licensing agreements with Mistral allows us to market and distribute the Drug Detector to select markets, including over-the-counter, in North and South America. The licensing agreement with ANSYS Technologies, Inc. allows us to market the OralStat6 to the criminal justice, workplace and drug treatment sectors.

         In connection with the settlement of a patent infringement suit we filed against numerous parties in April 2001, we have a licensing and royalty agreement with Phamatech, Inc., under which we were paid a licensing fee and will continue to be paid a percentage of revenues of versions of the Phamatech product that infringe on our Rapid Drug Screen.

    Research and Development

         We currently manufacture all of our individual drug testing strips. Our Research and Development, or R&D, efforts have been focused on enhancing and/or maintaining the performance and reliability of our drug testing strips. In addition, this fiscal year, our R&D team developed the Rapid One tests for Oxycodone and MDMA (Ecstasy). The R&D team also developed the first three versions of the Rapid Tec, and are currently developing the fourth version. The R&D team continues to consider the potential of a "CLUB-DRUG" panel that could be a useful tool against the latest drugs of choice, such as Rohypnol, Ecstasy, Ketamine, Ritalin, GHB and Methamphetamines. Our R&D expenditures were $289,000 for the transition period ending December 31, 2001 and $361,000 for the eight months ended December 31, 2000.

    Government Regulations

          The development, testing, manufacture and sale of our Rapid Drug Screen and Rapid One and possible additional biomedical products are subject to regulation by the United States and foreign regulatory agencies. Pursuant to the Federal Food, Drug, and Cosmetic Act, and the regulations promulgated thereunder, the FDA regulates the pre-clinical and clinical testing, manufacture, labeling, distribution and promotion of medical devices. If the Company fails to comply with applicable requirements it may be subject to fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant pre-market clearance or pre-market approval for devices, withdrawal of marketing clearances or approvals and criminal prosecution.

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

         We believe that clinical markets will become a major marketplace for our drug screening products. We have received 510(k) clearance for our nine panel test. With this approval, we can offer a variety of combinations to meet customer requirements, both with our multiple panel tests and our nine individual Rapid One tests. In November 2001, we received 510(k) clearance for our tests for methadone and Ecstasy. In March 2002, we received 510(k) clearance for our test for Oxycodone. The OralStat6 has not yet received 510(k) clearance from the FDA and is currently only available for "forensic use only". We expect to file our submission to the FDA for 510(k) clearance for the Rapid Tec in April 2002.

         The Company's Drug Detector does not require FDA approval for sale in any of the Company's markets.

    Employees

         As of the date hereof, we have approximately 65 employees. None of our employees are covered by collective bargaining agreements, and we believe our relations with our employees are good.

    Risk Factors

We have a limited operating history, which may make it difficult to accurately forecast our future revenues and other operating results.

         We began selling our products in 1996. As a result, we have only a limited operating history upon which you may evaluate our business and prospects. Our limited operating history may make it difficult or impossible for analysts or investors to accurately forecast regarding our future revenues and other operating results and the price of our common stock could decline substantially.

We have incurred net losses since we were formed.

         Since inception in 1992, we have incurred net losses. As of December 31, 2001, we had an accumulated deficit of $15.2 million. We expect to continue to make substantial expenditures for sales and marketing, product development and other purposes. Our ability to achieve and maintain profitability in the future will primarily depend on our ability to increase sales of our products, reduce production and other costs and successfully introduce new and enhanced versions of our existing products into the marketplace. We cannot assure you that we will be able to increase our revenues at a rate that equals or exceeds expenditures. Our failure to do so will result in our incurring additional losses.

We depend on distributors for a substantial portion of our sales and the loss of, or reduction in sales by, our current distributors could significantly harm our business.

         We derive a substantial portion of our revenues, and expect to continue to derive a substantial portion of our revenues in the near future, from sales by our distributors. Currently we have approximately 75 distributors. For the transition period ending December 31, 2001, approximately 34.5%, or $1.4 million of our sales were made to distributors. No distributor accounted for more than 10% of our total revenues in the transition period ending December 31, 2001. Unless and until we diversify and expand our sales force, our success will depend significantly upon the future sales by our distributors. The loss of or inability to replace any one or more of these distributors, significant changes in their product requirements, delays of significant orders or the occurrence of any sales fluctuations of our products could reduce our revenues.

We only offer a limited number of products and the failure of any one of them to achieve widespread market acceptance would significantly harm our results of operation.

       We offer a limited number of products, and we currently derive most of our revenues from sales of our primary product, the Rapid Drug Screen product line. To attain break-even results of operations, we must achieve approximately $2.3 million in quarterly revenues from our products. If our products do not achieve and maintain this level of revenue, our results of operations would be significantly harmed.

       In addition, we only began selling our Rapid Drug Screen product line in 1996, and cannot yet predict whether they will gain widespread market acceptance. Achieving market acceptance for our drug tests will require substantial marketing efforts and expenditure of significant funds to inform potential distributors and customers of the distinctive characteristics, benefits and advantages of our test kits. Our Drug Detector was introduced into the widespread over-the-counter market in late April 2001, the OralStat6 into the forensic markets in October 2001 and the Rapid Tec into the non-clinical markets in March 2002. We have no history upon which to base market or customer acceptance of these products. Introduction of the Drug Detector, OralStat6 and Rapid Tec have required, and may continue to require, substantial marketing efforts and expenditure of funds.

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

       The onsite drug testing market is highly competitive. Several companies produce drug tests that compete directly with our Rapid Drug Screen and Rapid One product lines, including Roche Diagnostics, Biosite Diagnostics and Medtox Scientific, Inc. As new technologies become introduced into the onsite testing market, we may be required to commit considerable additional efforts, time and resources to enhance our current product line or develop new products. Our success will depend upon new products meeting targeted product costs and performance, in addition to timely introduction into the marketplace. We are subject to all of the risks inherent in product development, which could cause material delays in manufacturing.

We rely on third parties for raw materials used in our Rapid Drug Screen product line.

         We currently have approximately fifty suppliers who provide us with the raw materials necessary to manufacture our drug testing strips and Rapid Drug Screen kit. The loss of one or more of these suppliers, the non-performance of one or more of their materials or the lack of availability of raw materials could suspend our manufacturing process related to the Rapid Drug Screen and/or Rapid One product lines. This interruption of the manufacturing process could impair our ability to fill customers' orders as they are placed, which would put us at a competitive disadvantage.

We depend on our Research & Development ("R&D") team for product development and/or product enhancement.

        Product development and/or enhancement are performed by our R&D team. There can be no assurance that our R&D team can successfully develop and/or complete the enhancement of our current products and/or the development of new products. Furthermore, the loss of one or more members of our R&D team could result in the interruption or termination of new product development and/or current product enhancement, affecting our ability to provide new or improved products to the marketplace, which would put us at a competitive disadvantage.

Our products must be cost competitive and perform to the satisfaction of our customers.

        Cost competitiveness and satisfactory product performance are essential for success in the onsite drug testing market. There can be no assurance that new products we may develop will meet projected price or performance objectives. Moreover, there can be no assurance that unanticipated problems will not arise with respect to technologies incorporated into our test kits or that product defects, affecting product performance, will not become apparent after commercial introduction of our additional test kits. In the event that we are required to remedy defects in any of our products after commercial introduction, the costs to us could be significant, which could have a material adverse effect on our revenues or earnings.

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

        We will need additional skilled, sales and marketing, technical and production personnel to grow the business. If we fail to retain our present staff or attract additional qualified personnel our business could suffer.

We depend on key personnel to manage our business effectively.

        We are dependent on the expertise and experience of our senior management such as Gerald Moore, President and Chief Executive Officer, Stan Cipkowski, Executive Vice President, Douglas Casterlin, Executive Vice President of Operations, Martin Gould, Vice President of Technology and Keith Palmer, Chief Financial Officer, for our future success. The loss of Messrs. Moore, Cipkowski, Casterlin, Gould and/or Palmer could negatively impact our business and results of operations. We do not maintain key man insurance for any of our management employees.

Failure to effectively manage our growth and expansion could adversely affect our business and operating results.

        We anticipate expansion of our operations in the coming year. Any failure to manage our growth effectively will result in less efficient operations, which could adversely affect our operating and financial results.

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

        We expect to devote considerable resources and management time to improving our operating and financial systems to manage our growth. Failure to accomplish any of these objectives would impede our ability to deliver products and services in a timely fashion, fulfill existing customer orders and attract and retain new customers, which impediment would have a material adverse effect on our financial condition and results of operations.

Any adverse changes in our regulatory framework could negatively impact our business.

        Approval from the FDA is not currently required for the sale of our products in non-clinical markets, but is required in the clinical and over-the-counter markets. Recently, the FDA informed onsite manufacturers that it intended to enforce its draft guidance document related to the sale of onsite tests in the workplace market, initially released in 1999. This enforcement would require that each onsite device be priced to include, up-front, the cost of obtaining laboratory confirmation of the results of the test. The FDA also seeks to require the onsite tests to meet over the counter (OTC) clearance or have a special industrial use clearance (the FDA has not yet published any guidance with respect to the applicable standards for granting the special industrial clearance). Although our Rapid Drug Screen has met the FDA requirements for professional use, we have not obtained OTC clearance from the FDA. The workplace market is one of our primary markets and the added cost of confirmation and additional FDA clearance may raise the price of our products making it difficult to compete with laboratory based testing, thereby negatively impacting our revenues. Furthermore, there can be no assurance that if, and when, we are required to apply for either the OTC clearance or the special industrial clearance, either clearance will be granted. If either such clearance is not granted, we would be unable to sell our products in the workplace market and our revenues would be negatively impacted.

        Although we are currently unaware of any changes in regulatory standards related to the clinical and OTC markets, if regulatory standards were to change in the future, there can be no assurance that the FDA will grant us the approvals, if and when we apply for them, required to comply with the changes.

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

        We seek to protect our proprietary products under trade secret and copyright laws, which afford only limited protection. We currently have eleven patents relating to the Rapid Drug Screen and/or Rapid One product line. We have additional patent applications pending in the United States, and other foreign countries, related to the Rapid Drug Screen. We have trademark applications pending in the United States. Certain trademarks have been registered in the United States and in other foreign countries.

        Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain information that we regard as proprietary. For example, our sales were adversely affected in fiscal 2000 and fiscal 2001 (year ending April 30, 2001) as a result of sales of products similar to ours. In April of 1999, we filed suit in a federal court against Phamatech, Inc. of California, a former supplier of ours, and numerous other parties to stop these sales. We incurred significant legal fees of $1.6 million attempting to enforce our patents. In April 2001, we settled with Phamatech and all other defendants in this lawsuit. The settlement agreement established a license and royalty arrangement under which we were paid a licensing fee and will continue to be paid a percentage of revenues of the product. Under the terms of the settlement, each party has agreed not to disclose to any third parties the terms and conditions of this agreement.

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

        In connection with our sale of 1,408,450 common shares for $2,000,000 ($1.42 per share) in a private placement to Seaside Partners, L.P. on April 28, 2000, we issued a 5-year warrant to Seaside to purchase 953,283 common shares of our stock at an exercise price of $1.1689 per share. To settle a penalty owed to Seaside because of a late effective registration statement, we adjusted the exercise price of the 953,283 warrant shares from $1.1689 to $0.95 in February 2001. In May 2001, we issued a 5-year warrant to purchase 200,000 common shares of our stock at an exercise price of $1.50 per share to Brean Murray & Co., Inc. as compensation for their services as a financial advisor. On August 22, 2001, we issued warrants, exercisable during a 54 month period beginning February 22, 2002, to purchase 1,274,500 common shares of our stock at an exercise price of $1.05 per share in connection with the private placement of 2,549,000 shares of common stock. We also issued, on August 22, 2001, warrants, exercisable during a 54 month period beginning February 22, 2002, to purchase a total of 203,920 common shares of our stock at an exercise price of $1.20 per share, of which warrants to purchase 152,940 common shares were issued to Brean Murray & Co., Inc. as compensation for their services as placement agent and warrants to purchase 12,745 common shares were issued to Axiom Capital Management, Inc., warrants to purchase 5,735 common shares were issued to Jeffrey Goldberg, warrants to purchase 16,250 common shares were issued to Barry Zelin, warrants to purchase 16,250 common shares were issued to David L. Jordon, for their services as sub-agents of Brean Murray & Co., Inc. On November 15, 2001, we issued a warrant to purchase 20,000 common shares at an exercise price of $1.00 to Hudson River Bank & Trust Company ("HRBT") in connection with the purchase of our facility in Kinderhook, New York.

        If the Seaside warrant, the Brean Murray Warrants, the Private Placement Warrants and the HRBT warrants are exercised, the common shares issued will be freely tradable, increasing the total number of common shares issued and outstanding. If these shares are offered for sale in the public market, the sales could adversely affect the prevailing market price by lowering the bid price of our common shares. The exercise of any of these warrants could also materially impair our ability to raise capital through the future sale of equity securities because issuance of the common shares underlying the warrants would cause further dilution of our securities. The warrants are subject to or contain certain anti-dilution protection that may result in the issuance of additional shares under some circumstances including, but not limited to, paying of a dividend, subdivision of our outstanding shares into a greater number of shares, combination of our outstanding shares into a smaller number of shares, an issuance of shares of common stock by reclassification or in the case of the Brean Murray and Seaside warrants, a sale of our common shares, or a security convertible into common shares, for consideration per share less than the exercise price of the warrants.

Potential issuance and exercise of new options and exercise of outstanding options could adversely affect our share price.

        The Board of Directors of the Company has adopted four (4) Nonstatutory Stock Option Plans providing for the granting of options to employees, directors, and consultants (see Note J-4). As of the date of this report, there were 4,374,000 options issued and outstanding under all four plans combined, of which 2,525,000 were exercisable as of December 31, 2001. As of December 31, 2001, there were 50,000 options available for issuance under the Fiscal 2000 Plan and 2,396,000 options available for issuance under the Fiscal 2001 Plan. There are no options available for issuance under either the Fiscal 1997 Plan or the Fiscal 1998 Plan, as options expire or are cancelled under these latter two plans, they are not re-issued.

        If these options are exercised, the common shares issued will be freely tradable, increasing the total number of common shares issued and outstanding. If these shares are offered for sale in the public market, the sales could adversely affect the prevailing market price by lowering the bid price of our common shares. The exercise of any of these options could also materially impair our ability to raise capital through the future sale of equity securities because issuance of the common shares underlying the options would cause further dilution of our securities. The options are subject to or contain certain anti-dilution protection that may result in the issuance of additional shares under some circumstances including, but not limited to, paying of a dividend in common shares, a declaration of a dividend payable in a form other than common shares in an amount that has a material effect on the price of common shares, a combination or consolidation of the outstanding Common Shares (by reclassification or otherwise) into a lesser number of Common Shares, a recapitalization, a spin-off or a similar occurrence.

Substantial resale of restricted securities may depress the market price of our stock.

        There are 4,936,255 common shares presently issued and outstanding as of the date hereof that are "restricted securities" as that term is defined under the Securities Act of 1933, as amended, (the "Securities Act") and in the future may be sold in compliance with Rule 144 of the Securities Act, or pursuant to a Registration Statement filed under the Securities Act. Rule 144 provides that a person holding restricted securities for a period of one year or more may, in any three month period, sell those securities in unsolicited brokerage transactions or in transactions with a market maker, in an amount equal to the greater of one percent of the our outstanding common shares or the average weekly trading volume for the prior four weeks. Sales of unrestricted shares by affiliates of the Company are also subject to the same limitation upon the number of shares that may be sold in any three-month period. Investors should be aware that sales under Rule 144 or 144(k), or pursuant to a registration statement filed under the Act, may depress the market price of our Company's securities in any market that may develop for such shares.

We may need additional funding for our existing and future operations.

        We believe the proceeds from our August 2001 private placement will be sufficient to fund operations until at least August 2002. This estimate is based on certain assumptions and there can be no assurance that unanticipated costs will not be incurred. Future events, including the problems, delays, expenses and difficulties which may be encountered in establishing and maintaining a substantial market for our products could make cash on hand insufficient to fund operations. There can be no assurance that we will be able to obtain any necessary financing on terms acceptable to us, if at all. Any financing may result in further dilution to our existing shareholders.

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

        Our common shares are listed on the Nasdaq SmallCap Market. The Nasdaq Stock Market's Marketplace Rules impose requirements for companies listed on the Nasdaq SmallCap Market to maintain their listing status, including minimum bid price of $1.00 and $2,500,000 in shareholders' equity. As of the date of this report, our common shares are trading at levels lower than the minimum bid requirement.

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

        Item 2. Description of Property

        In September 1999 we began leasing a 30,000 square foot facility in Kinderhook, New York, which houses administrative offices, assembly and packaging, quality control/quality assurance and sales and marketing. We entered into a Lease/Purchase Agreement with the landlord, Avoba, Inc., to purchase the building by December 2001 for $1.3 million. In May 2001, we renegotiated the purchase price down to $950,000 allocating $728,000 to the building, and $222,000 to the 107 acres of land based upon an appraisal done in conjunction with the acquisition. The State of New York, Columbia County and the town of Stuyvesant tentatively agreed to provide incentives of more than $200,000 towards the purchase price. In November 2001, we purchased the facility and the surrounding 107 acres. We obtained a mortgage from Hudson River Bank & Trust Company ("HRBT") in the amount of $360,000, a loan in the amount of $240,000 from the New York State Business Development Corporation and a loan from the Columbia Economic Development Corporation in the amount of $120,000. We intend to sell approximately 85 of the 107 acres to a third party to offset the purchase price of the facility.

        In August 1999, we leased a 3,900 square foot R&D and production laboratory facility in Bridgeport, New Jersey. This facility is leased for a period of three years at which time we have the option to renew the lease. In March 2001, we expanded the New Jersey facility by leasing an additional 5,238 square feet, for a total of approximately 9,000 square feet. The combined cost of leasing for the New Jersey facility is $5,220 per month.

        Item 3. Legal Proceedings

        In June 1999, Richard Davidson filed a lawsuit against the Company in New York. Davidson claims that two placement memoranda dated September 15, 1992 and February 5, 1993, obligates the Company to issue him 1,155,601 ABMC common shares. He claims he is entitled to the common shares in consideration of brokering the acquisitions subject to the Share Exchange Agreement with Dr. Robert Friedenberg (Friedenberg also filed suit against the Company and the case was dismissed in September 1999). In addition, Davidson is claiming a finder's fee of 5% of the funds raised by the September 1992 private placement. He alleges that a sum of $1 million was raised. He also claims he is entitled to a consulting fee of $24,000. Management denies the claims and is vigorously contesting the suit. A trial date was set for November 2000; however, the Company filed a motion for summary judgment against Davidson and Davidson cross-moved for summary judgment. In July 2001, the Company's motion for summary judgment was denied. In August 2001 the Company filed a Notice of Appeal related to the court's denial of the Company's motion for summary judgment. The court is currently considering Davidson's cross-motion for summary judgment, which the Company opposed in September 2001. The Company filed its brief to appeal the denial of the Company's summary judgment on March 15, 2002. At the same time, a trial date has been set for May 6, 2002. Management believes based on consultation with counsel, that it has substantial and compelling defenses to Davidson's claims and there is a reasonable chance that the Company would prevail if the matter were to go to trial.

        In June 1995 the Company filed a lawsuit against Jackson Morris, the lawyer engaged to draft and advise the Company on the Share Exchange Agreement with Dr. Robert Friedenberg. Morris, who had been recommended to the Company by Dr. Friedenberg and whose fees were paid by the Company, was alleged to have breached his fiduciary duty to the Company in several ways, including by later advising Friedenberg, individually, on how to rescind the Share Exchange Agreement as well as testifying for Friedenberg over the Company's objections and in violation of his obligations to the Company. Morris was also charged with negligence in drafting the Share Exchange Agreement. The Company's lawsuit demanded damages in the amount of $1,000,000. Morris counterclaimed as a party to the Share Exchange Agreement and sought common shares. The basis of all of Mr. Morris' claims stemmed from the Friedenberg claim. On July 27, 2001, the Company settled the lawsuit against Mr. Morris. The Company has issued 115,000 shares of the Company's common stock to Mr. Morris as settlement of all outstanding claims. The Company has agreed to file a registration statement related to these shares no later than June 1, 2002.

        Item 4. Submission of Matters to a Vote of Security Holders

        None.

PART II
-------

        Item 5. Market for Common Equity and Related Stockholders Matters

        Our common shares trade on the National Association of Securities Dealers Automated Quotation System Small Cap Market (Nasdaq Small Cap) under the symbol ABMC. The following table sets forth the high and low sales prices as reported by the Nasdaq Small Cap Market for the periods indicated.

         Eight months ending December 31, 2001                              High                  Low
         -------------------------------------                              ----                  ---
              Transition period ending December 31, 2001                    $1.53                 $0.75
              Quarter ending October 31, 2001                               $1.20                 $0.65
              Quarter ending July 31, 2001                                  $1.30                 $0.75


         Fiscal year ending April 30, 2001                                  High                  Low
         ---------------------------------                                  ----                  ---

              Quarter ending April 30, 2001                                 $1.25                 $0.69
              Quarter ending January 31, 2001                               $1.50                 $0.25
              Quarter ending October 31, 2000                               $1.50                 $0.97
              Quarter ending July 31, 2000                                  $2.00                 $1.13

        As of April 9, 2002 there were approximately 4,500 holders of common shares. As of April 9, 2002 there were outstanding 20,609,548 common shares. The Company has not declared any dividends on the common shares and does not expect to do so in the foreseeable future.

        On April 9, 2002, the last reported sales price for the common shares as reported on the Nasdaq Small Cap Market was $0.83 per share. Average daily trading volume on our common shares during the three-month period from January 9, 2002 to April 9, 2002 was approximately 49,507 shares.

        Recent sales of unregistered securities

        The following is a list of all unregistered securities sold by the Company within the period covered by this report, including, where applicable, the identity of the person who purchased the securities, title of the securities, and the date sold.

        On December 7, 2001, the Company issued 115,000 common shares to Jackson Morris, as settlement of all outstanding claims between Mr. Morris and the Company. (See Item 3. Litigation).

        Item 6.       Management's Discussion and Analysis or Plan of Operations

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

Critical Accounting Policies and Estimates

        ABMC's discussion and analysis of its financial condition and results of operations are based upon ABMC's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires ABMC to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, ABMC evaluates its estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, income taxes, financing operations, warranty obligations, and contingencies and litigation. ABMC bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        ABMC believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements. ABMC records estimated reductions to revenue for customer returns and allowances. If market conditions were to decline, ABMC may take actions to increase customer incentive offerings possibly resulting in an incremental reduction of revenue at the time the incentive is offered. ABMC recognizes revenue upon shipment to customers. ABMC maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of ABMC's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. ABMC writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. ABMC records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While ABMC has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event ABMC were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should ABMC determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Results of Operations for the Eight Months Ended December 31, 2001 (the transition period) Compared to the Eight Months Ended December 31, 2000 (unaudited).

The following table presents certain financial information for the 8 months ended December 31, 2001 and 2000 respectively.

                                                                       Eight Months Ended
                                                                 December 31,        December 31,
                                                                    2001                2000
                                                                    ----                ----
                                                                                     (unaudited)
Revenues                                                         $ 4,055,000         $ 5,192,000
                                                                 ===========         ===========
Gross profit                                                     $ 2,331,000         $ 3,464,000
                                                                 ===========         ===========


Loss before extraordinary items                                   (1,890,000)         (1,274,000)
Earnings per common share before extraordinary items             $      (.09)        $      (.07)
Extraordinary items                                                  259,000         -----------
                                                                 -----------         -----------
Net loss                                                         $(1,631,000)        $(1,274,000)
                                                                 ===========         ===========
Earnings per common share                                        $      (.08)        $      (.07)
                                                                 -----------         -----------
Weighted average common shares outstanding                        19,345,000          18,044,000
                                                                 -----------         -----------

        Net sales were $4,055,000 for the transition period compared to $5,192,000 for the eight months ended December 31, 2000. Sales to distributors were $1,409,000 for the transition period compared to $2,709,000 for the eight months ended December 31, 2000. The decrease is a result of some distributors selling competing products, including a similar product that was the subject of our patent litigation. The decline in distributor sales was partially offset by an increase in direct sales of $675,000 during the transition period and an increase in sales from our telemarketing efforts. Direct sales continued growth is consistent with management's business plan and will surpass sales from Distributor's during the first or second quarter of 2002. The Company's telemarketing efforts focus on smaller volume clients who are contacted directly by individuals who work out of the Company's headquarters. Efforts include but are not limited to cold calls to potential customers and direct mail campaigns.

        Gross profit for the transition period was $2,331,000, or 57.5% of net sales, as compared to $3,464,000, or 66.7% of net sales, for the eight months ended December 31, 2000. Gross profit decreased as a percentage of net sales as a result of increased large volume, lower margin sales to direct customers, as well as the inclusion of $111,000 of net adjustments to inventory in cost of sales during the transition period relating to shrinkage and inventory write downs, and $112,000 to establish a reserve for returns of consignment inventory. Costs of raw materials, labor and overhead associated with manufacturing have remained consistent during the transition period when compared to the eight months ended December 31, 2000.

        The following table sets forth the percentage relationship of selling, general and administrative costs to net sales for the transition period and the eight months ended December 31, 2000:








                                                                                  Eight Months
                                                                                      Ended
                                                                                   December 31,
                                        Transition Period    Percent of Sales          2000        Percent of Sales
Sales salaries and commissions            $ 718,000                17.7%            $ 618,000          11.9%
Sales travel                                165,000                4.1                247,000           4.7
Consulting & other selling expenses
                                            205,000                5.1                612,000          11.8
Marketing and promotion                     168,000                4.1                492,000           9.5
Investor relations costs                    492,000               12.2                235,000           4.5
Legal fees                                  307,000                7.6                844,000          16.3
Accounting fees                             348,000                8.6                148,000           2.9
Office salaries                             695,000               17.1                507,000           9.8
Payroll taxes and insurance                 180,000                4.4                116,000           2.2
Telephone                                    84,000                2.1                100,000           1.9
Insurance                                    37,000                0.9                 29,000           0.6
Bad debts                                    58,000                1.4                  1,000           0.0
Other administrative costs                  420,000               10.4                421,000           8.1
                                            -------                                   -------

Total selling, general &
administrative costs                     $3,877,000                95.7%           $4,370,000           84.2%
                                         ==========                                ==========

        Selling, general and administrative costs were $3,877,000, or 95.7% of net sales, for the transition period compared to $4,370,000, or 84.2% of net sales, for the eight months ended December 31, 2000. This increase as a percentage of sales for the transition period was primarily due to the inclusion of $85,000 in severance costs in office salaries, $235,000 of non-cash compensation for financial advisory services, accounting fees of approximately $67,000 and legal fees of approximately $44,000 related to the filing of the S3 registration statement for the private placement completed in August 2001 and the resultant SEC comment letters, approximately $114,000 reserved for the settlement of current legal matters, and additional accounting fees of $50,000 relating to the year end audit and financial reporting for the transition period.

        Sales salaries increased during the transition period as compared to the eight months ended December 31, 2000 primarily due to the inclusion of the salaries of the Directors of Business Development driving the direct sales efforts. Also included in the salaries are the related commissions associated with the growth in direct sales. Sales travel declined as part of a management initiative to control spending. Consulting and other selling expenses declined primarily due to the inclusion of $454,000 in non-cash compensation in the eight months ended December 31, 2000 related to a one year consulting agreement with an individual knowledgeable in the medical diagnostic testing area. In connection therewith, the Company issued 300,000 common shares and granted options to purchase 200,000 common shares at $2.00 per share, vesting as of December 15, 2000.

        Marketing and promotion costs declined during the eights ended December 31, 2001 compared to the same period ending December 31, 2000 primarily due to the discontinuation of the Company's promotion of the Drug Detector. In the eight month period ended December 31, 2000, marketing and promotion costs included two individuals' salaries and benefits responsible for the sale and promotion of Drug Detector.

        Investor relations costs have increased in the transition period as compared to the eight months ended December 31, 2000. The increase is primarily due to the inclusion of an executive vice president of corporate relations previously included in office salaries, the filing of the registration statement related to the equity private placement completed in August of 2001, and non-cash expense related to the issuance of warrants to several firms for financial advisory services for a one year term ending in April 2002.

        Legal expenses of $844,000 in the eight months ended December 31, 2000 related primarily to the patent litigation that was settled in the fourth quarter of fiscal 2001 [see note L to the financial statements]. A settlement relating to the fees was reached with the Company's attorneys following settlement of the litigation and an extraordinary gain of $259,000 was recognized in the transition period. Included in our legal fees for the transition period are approximately $44,000 relating to the filing of our S-3 registration statement for registration of the shares related the equity private placement completed in August 2001, and $221,000 of accruals for legal settlements We expect our legal fees to be significantly lower in fiscal 2002 as a result of the settlement of patent infringement litigation.

        Accounting fees increased $200,000 for the transition period compared to the same period ending December 31, 2000. This increase is primarily related to the fees for filing of the S-3 registration statement for registration of the shares related the equity private placement completed in August 2001 Accounting fees of approximately $67,000 were incurred from our prior auditors relating to the filing of our S-3 registration statement for registration of the shares related the equity private placement completed in August 2001. Further, on October 2, 2001, the Board of Directors of the Company approved the discharge of Richard A. Eisner & Company, LLP and the appointment of PricewaterhouseCoopers, LLP as the Company's independent auditors. (See Form 8-K filed October 4, 2001, and incorporated herein by reference). This transition required coordination with both firms for the filing of our 10-QSB for the quarter ended October 31, 2001 as well as the 10-KSB for the transition period.

        Office salaries increased in the transition period as compared to the eight months ended December 31, 2000 due to the addition of our former CEO, Robert Aromando. Also during the transition period an employee's salary previously reported in investor relations was reported in office salaries due to a change in responsibilities.

        Payroll taxes and insurance increased in the transition period as compared to the eight months ended December 31, 2000 commensurate with the inclusion of the new CEO as well as associated increases in insurance for benefits, property and casualty, and workers compensation.

        Bad debt expense increased to $58,000 in the transition period from $1,000 in the eight month period ended December 31, 2000. One account comprised $48,000 of this write off, deemed uncollectable after all efforts to collect the debt were exhausted.

         Other administrative expenses remained flat for the eight months ending December 31, 2001 compared to the same period ending December 31, 2000. During the transition period the Company incurred $10,000 of non-cash expense for warrants, management travel and entertainment increased $29,000 to support the transition of the CEO, purchasing department increases of $12,000 representing a full eight months in 2001 (only 4 months in 2000), increased freight costs to ship product of $19,000, building rental increases of $24,000 relating to higher rent in Kinderhook and added space in New Jersey, and D&O insurance increase of $8,000. These increases were partially offset by decreases of $92,000 in outside service fees, $8,000 in postage, $6,000 in utilities, $16,000 in miscellaneous expense and $10,000 in bank service fees.

        Depreciation and amortization expense was $90,000 for the transition period compared to $82,000 for the eight months ended December 31, 2000. Depreciation expense is expected to increase in 2002 due to the acquisition of the Kinderhook facility in December 2001, as well as the addition of capital equipment. The increase in depreciation is expected to be offset by a reduction in facility cost related to the Kinderhook headquarters of approximately $50,000 annually.

        Research and development expenses were $289,000 for the transition period compared to $361,000 in the eight months ended December 31, 2000. This is expected to increase in 2002 as the Company pursues projects in conjunction with OEM contracts and new product development.

        Net other income was $35,000 for the transition period comprised of interest income and expense and a loss on disposal of assets no longer in service of $4,000. Net other income was $71,000 in the eight months ended December 31, 2000 comprised of interest income and expense.

        Net loss attributable to common shareholders was $1,631,000 for the transition period including the gain from extraordinary items, resulting in basic and diluted net loss per common share of $.08 compared to a net loss of $1,274,000 in the eight months ended December 31, 2000 and a basic and diluted net loss per common share of $.07.

Liquidity and Capital Resources as of December 31, 2001

        At December 31, 2001 we had cash and cash equivalents of $288,000 and working capital of $1,492,000. We have historically satisfied our working capital requirements principally through proceeds from private placements of equity securities. The Company does not anticipate paying any cash dividends.

        Net cash used in operating activities was $1,810,000 during the transition period compared to $1,260,000 for the eight months ended December 31, 2000. The net cash used in operating activities during the transition period was primarily related to the net loss of $1,631,000, an increase in inventory of $644,000 and a reduction in accounts payable of $389,000, offset by non cash expenses related to compensatory stock and stock options and warrants of $477,000 and decreases in accounts receivable of $144,000 and notes receivable of $179,000. Net cash used in operating activities for the eight months ended December 31, 2000 was primarily due to a net loss of $1,274,000, a decrease in accounts receivable of $118,000, a decrease in other receivables of $380,000 and a decrease in inventory of $184,000, partially offset by an increase in accounts payable of $340,000, an increase in amortization of compensatory stock options of $454,000 and depreciation expense of $82,000.

        Net cash used in investing activities for the transition period was $1,202,000 relating solely to the acquisition of property, plant and equipment.

        Cash flow from financing activities was $3,035,000 for the transition period relating to the $2,332,000 net proceeds from our equity private placement completed in August 2001 and $720,000 financing secured for the purchase of our Kinderhook facility in December 2001. For the eight months ended December 31, 2000, net cash used in financing activities was $125,000 relating to cash dividends paid.

        Our primary short-term needs are to maintain and perhaps increase manufacturing and production capabilities, maintain adequate inventory levels, continue to support research and development programs, and to finance sales and marketing promotion in conjunction with our direct sales and marketing group. Columbia County and the Town of Stuyvesant have tentatively agreed to provide incentives of more than $200,000 in conjunction with our acquisition of our Kinderhook headquarters in December 2001. Additionally, we are currently negotiating to sell 85 of the 107 acres acquired to an unaffiliated party.

        We expect our capital requirements to increase over the next several years as we expand our research and development efforts, sales and administration infrastructure, manufacturing capabilities and facilities in our Bridgeport, New Jersey location in conjunction with the inventory increases necessary to meet anticipated demand from increased sales. Our future liquidity and capital funding requirements will depend on numerous factors, including the extent to which our products under development are successfully developed and gain market acceptance, the timing of regulatory actions regarding our potential products, the costs and timing of expansion of sales, marketing and manufacturing activities, facilities expansion needs, procurement and enforcement of patents important to our business, and results of clinical investigations and competition. If cash generated from operations is not sufficient to satisfy the Company's working capital and capital expenditure requirements, the Company may be required to sell additional equity or debt securities or obtain additional credit facilities. There is no assurance that we will be able to secure additional financing on acceptable terms if at all.

        Item 7.       Financial Statements

        The Company's Financial Statements are set forth beginning on page F-1.


        Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        On October 2, 2001, the Board of Directors of the Company approved the discharge of Richard A. Eisner & Company, LLP and the appointment of PricewaterhouseCoopers LLP as the Company's independent auditors. (See Form 8-K filed October 4, 2001, and incorporated herein by reference)


PART III
--------

        Item 9. Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(A) of The Exchange Act

           The information required by this item is contained in our definitive Proxy Statement with respect to our Annual Meeting of Shareholders for the Transition Period ending December 31, 2001, under the captions "Election of Directors--Nominees", and "Security Ownership of Management and Certain Beneficial Owners", and is incorporated herein by reference.

        Item 10.      Executive Compensation

            The information required by this item is contained in our definitive Proxy Statement with respect to our Annual Meeting of Shareholder for the Transition Period ending December 31, 2001, under the caption "Executive Compensation", and is incorporated herein by reference.

        Item 11.      Security Ownership of Certain Beneficial Owners and
                      Management

             The information required by this item is contained in our definitive Proxy Statement with respect to the Annual Meeting of Shareholders for the Transition Period ending December 31, 2001, under the caption "Security Ownership of Management and Certain Beneficial Owners", and is incorporated herein by reference.

        Item 12.      Certain Relationships and Related Transactions

           The information required by this item is contained in our definitive Proxy Statement with respect to the Annual Meeting of Shareholder for the Transition Period ending December 31, 2001, under the caption "Certain Relationships and Related Transactions", and is incorporated herein by reference.


        Item 13.      Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  See Exhibit Index on page E-1, incorporated herein by reference.


                     (b)      Reports on Form 8-K

                      On December 12, 2001, the Company filed a Current Report
                   on Form 8-K related to the purchase of its facility in Kinderhook, New York.

SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           AMERICAN BIO MEDICA CORPORATION


                                               By /s/ Gerald Moore
                                               ---------------------------------
                                               Gerald Moore
                                               Chairman, President & CEO


Date:  April 15, 2002


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 15, 2002:


/s/ Gerald Moore                               Chairman, President &
---------------------------                    Chief Executive Officer
Gerald Moore


/s/ Stan Cipkowski                             Executive Vice President &
---------------------------                    Director
 Stan Cipkowski


/s/ Edmund Jaskiewicz                          Corporate Secretary & Director
 Edmund Jaskiewicz


/s/ Robert L. Aromando, Jr.                    Director
---------------------------
 Robert L. Aromando, Jr.


/s/ Denis O'Donnell, M.D.                      Director
---------------------------
 Denis O'Donnell, M.D.


/s/ Keith E. Palmer                            Chief Financial Officer
---------------------------                    (Principal Financial Officer)
Keith E. Palmer

AMERICAN BIO MEDICA CORPORATION

CONTENTS

                                                                      PAGE
                                                                      ----

FINANCIAL STATEMENTS

   Independent auditors' report                                       F-2

   Report of prior independent auditors                               F-3

   Balance sheet                                                      F-4

   Statements of operations                                           F-5

   Statements of changes in stockholders' equity                      F-6

   Statements of cash flows                                           F-7

   Notes to financial statements                                      F-9

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of American Bio Medica Corporation


In our opinion, the financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of American Bio Medica Corporation at December 31, 2001, and the results of its operations and its cash flows for the eight months then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of the Company as of April 30, 2001 and for each of the two years then ended were audited by other independent accountants whose report dated June 20, 2001 expressed an unqualified opinion on those statements.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has experienced continuing operating losses and operating cash flow deficits and has been largely dependent on its ability to sell additional shares of its common stock. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to future operations are also described in Note A to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.







/s/PricewaterhouseCoopers LLP

Albany, New York
March 8, 2002

INDEPENDENT AUDITOR'S REPORT

To the Stockholders and Board of Directors of American Bio Medica Corporation

We have audited the accompanying balance sheet of American Bio Medica Corporation as of April 30, 2001 and the related statements of operations, changes in stockholders' equity and cash flows for each of the years in the two-year period ended April 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial information as of and for the period ended December 31, 2000.

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

Richard A. Eisner & Company, LLP

New York, New York
June 20, 2001

With respect to Note B
July 23, 2001

AMERICAN BIO MEDICA CORPORATION

Balance Sheets

                                                                               December 31,          April 30,
                                                                                   2001                 2001
                                    ASSETS
                                    ------
Current assets
   Cash and cash equivalents                                                   $    288,000      $   265,000
   Accounts receivable - net of allowance for doubtful accounts of $70,000
    and $86,000 at December 31, 2001 and April 30, 2001, respectively               882,000        1,010,000
   Other receivables                                                                171,000          270,000
   Inventory                                                                      2,087,000        1,444,000
   Prepaid expenses                                                                  90,000           41,000
                                                                               ------------      -----------
   Total current assets                                                           3,518,000        3,030,000

Property, plant and equipment, net                                                1,455,000          348,000
Other receivables                                                                                     80,000
Restricted cash                                                                     106,000          146,000
Other assets                                                                          7,000           36,000
                                                                               ------------      -----------

    Total Assets                                                               $  5,086,000      $ 3,640,000
                                                                               ============      ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

Current liabilities
   Accounts payable                                                            $  1,064,000     $  1,453,000
   Accrued expenses                                                                 562,000          412,000
   Customer advance deposits                                                        243,000
   Wages payable                                                                    114,000          516,000
   Current portion of capital lease obligations                                      19,000           25,000
   Current portion of notes payable                                                  24,000
                                                                               ------------      -----------
   Total current liabilities                                                      2,026,000        2,406,000

   Long-term portion of capital lease obligations                                    10,000           21,000
   Long-term portion of notes payable                                               696,000
                                                                               ------------      -----------
   Total liabilities                                                              2,732,000        2,427,000

Stockholders' equity:
   Preferred stock; par value $.01 per share; 5,000,000 shares authorized, none issued and outstanding
   Common stock; par value $.01 per share; 50,000,000 shares authorized;            207,000          180,000
      20,609,548 shares issued and outstanding at December 31, 2001 and
      17,995,548 at April 30, 2001
   Treasury stock, at cost, 25,000 shares                                           (23,000)
   Additional paid-in capital                                                    17,765,000       15,052,000
   Due from Officer/Director/Shareholder                                           (437,000)        (472,000)
   Subscription receivable                                                           (5,000)          (5,000)
   Unearned portion of compensatory options                                                          (19,000)
   Unrealized loss on investments available for sale
   Accumulated deficit                                                          (15,154,000)     (13,523,000)
                                                                               ------------      -----------

   Total stockholders' equity                                                     2,353,000        1,213,000
                                                                               ------------      -----------

     Total liabilities and stockholders' equity                                $  5,086,000     $  3,640,000
                                                                               ============     ============

See notes to financial statements

AMERICAN BIO MEDICA CORPORATION

Statements of Operations


                                                         For the Eight        For the Year        For the Year
                                                         Months Ended            Ended                Ended
                                                          December 31,          April 30,            April 30,
                                                              2001                 2001                 2000

Net sales                                               $   4,055,000        $    7,484,000       $   7,653,000

Cost of goods sold                                          1,724,000             2,571,000           3,602,000
                                                        -------------        --------------       -------------

Gross profit                                                2,331,000             4,913,000           4,051,000
                                                        -------------        --------------       -------------

Operating expenses:
   Selling, general and administrative                      3,877,000             6,566,000           5,223,000
   Depreciation and amortization                               90,000               123,000             106,000
   Research and development                                   289,000               614,000             799,000
                                                        -------------        --------------       -------------

Operating loss                                             (1,925,000)           (2,390,000)         (2,077,000)
                                                        -------------        --------------       -------------

Other income (expense):
   Loss on sale of investments                                                     (124,000)           (122,000)
   Loss on disposition of assets                               (4,000)              (60,000)
    Licensing and royalty settlement                                                604,000
   Interest income                                             51,000               106,000              84,000
    Interest expense                                          (12,000)              (16,000)            (21,000)
                                                        -------------        --------------       -------------

Loss before extraordinary item                             (1,890,000)           (1,880,000)         (2,136,000)

Extraordinary item                                            259,000
                                                        -------------        --------------       -------------

Net loss                                                   (1,631,000)           (1,880,000)         (2,136,000)

Adjustments:
   Preferred stock beneficial conversion feature                                                        (57,000)
   Preferred stock dividends                                                                            (82,000)
                                                        -------------        --------------       -------------

Net loss attributable to common shareholders            $  (1,631,000)       $   (1,880,000)      $  (2,275,000)
                                                        =============        ==============       =============

Basic and diluted loss per common share                         $(.08)                $(.10)              $(.15)
                                                                =====                 =====               =====


Weighted average number of shares outstanding -
basic and diluted                                          19,345,000            18,034,000          15,481,000
                                                           ==========            ==========          ==========

See notes to financial statements

AMERICAN BIO MEDICA CORPORATION

Statements of Changes in Stockholders' Equity

                                 Preferred       Common Stock                   Additional                     Due from
                                   Stock    --------------------    Treasury     Paid-in    Subscription   Officer/Director
                                  Shares      Shares      Amount     Stock       Capital     Receivable      Shareholder
                                 ---------  ----------    -------   --------    ----------  -------------  ----------------
Balance - April 30, 1999            1,536   14,875,190   $149,000              $12,326,000    $(9,000)
Preferred "D" shares converted
  to common shares                 (1,647)   1,445,759     14,000                  (14,000)
Dividends paid to holders of
  Preferred "D" shares:
    Preferred shares                  111                                          112,000
    Cash
Fair value of compensatory stock
  options                                                                           83,000
Common shares issued in a private
  placement                                  1,408,450     14,000                1,986,000
Exercise of common stock options                17,649
Common stock and common stock
  options issued to consultants,
  net of amortization                          300,000      3,000                  721,000
Cancellation of common stock                    (1,500)                             (4,000)     4,000
Amortization of compensatory stock
  options
Net loss
Other comprehensive loss:
  Unrealized loss on securities
    available for sale

Comprehensive loss
                                  -------   ----------   --------    -------   -----------    -------         ---------
Balance - April 30, 2000                 0  18,045,548    180,000          0    15,210,000     (5,000)

Warrant registration penalty                                                        26,000
Cancellation of common stock                   (50,000)                            (38,000)
Amortization of compensatory
stock and options
Non-employee granted options
fully vested                                                                      (165,000)
Common stock options issued
  to consultants                                                                    19,000
----------------
Due from officer/director/
shareholder accrued interest                                                                                   (472,000)

Net loss
Other comprehensive loss:
Net change in unrealized loss
on securities available for sale

Comprehensive loss
                                  -------   ----------   --------    -------   -----------    -------         ---------

Balance - April 30, 2001                0   17,995,548    180,000          0    15,052,000     (5,000)         (472,000)

Equity private placement                     2,549,000     26,000                2,306,000
Amortization of compensatory
stock and options
Shares issued in settlement of
litigation                                     115,000      1,000                  105,000
Options issued as severance                                                         85,000
Due from officer/director/
shareholder accrued interest                                                                                    (36,000)
Warrants issued for financial
advisory services                                                                  265,000
Shares received as payment
on loan                                        (50,000)              (23,000)      (48,000)                      71,000
Net loss
Comprehensive loss

                                 --------   ----------   --------    -------   -----------    -------         ---------
Balance-December 31, 2001               0   20,609,548   $207,000    (23,000)  $17,765,000    $(5,000)        $(437,000)
                                 ========   ==========   ========    =======   ===========    =======         =========

[RESTUB]

                                                                        Accumulated
                                                                           Other
                                      Comprehensive        Unearned    Comprehensive    Accumulated
                                           Loss          Compensation       Loss          Deficit         Total
                                      -------------      ------------  -------------    -----------     ---------
Balance - April 30, 1999                                  $ (13,000)    $(56,000)       $(9,424,000)   $    2,973
Preferred "D" shares converted
  to common shares
Dividends paid to holders of
  Preferred "D" shares:
    Preferred shares                                                                        (82,000)       30,000
    Cash                                                                                     (1,000)       (1,000)
Fair value of compensatory stock
  options                                                                                                  83,000
Common shares issued in a private
  placement                                                                                             2,000,000
Exercise of common stock options                                                                                0
Common stock and common stock
  options issued to consultants,
  net of amortization                                      (452,000)                                      272,000
Cancellation of common stock
Amortization of compensatory stock
  options                                                    11,000                                        11,000
Net loss                              $(2,136,000)                                       (2,136,000)   (2,136,000)
Other comprehensive loss:
  Unrealized loss on securities
    available for sale                    (21,000)                       (21,000)                         (21,000)
                                      -----------
Comprehensive loss                    $(2,157,000)
                                      ===========         ---------     --------        -----------    ----------
Balance - April 30, 2000                                   (454,000)     (77,000)       (11,643,000)    3,211,000

Warrant registration penalty                                                                               26,000
Cancellation of common stock                                                                              (38,000)
Amortization of compensatory                                289,000                                       289,000
stock and options
Non-employee granted options
fully vested                                                165,000                                             0
Common stock options issued
  to consultants                                            (19,000)                                            0
----------------
Due from officer/director/
shareholder accrued interest                                                                             (472,000)

Net loss                               (1,880,000)                                       (1,880,000)   (1,880,000)
Other comprehensive loss:
Net change in unrealized loss
on securities available for sale           77,000                         77,000                           77,000
                                     ------------
Comprehensive loss                     (1,803,000)
                                     ============         ---------      -------       ------------    ----------

Balance - April 30, 2001                                    (19,000)           0        (13,523,000)    1,213,000

Equity private placement                                                                               $2,176,000
Amortization of compensatory
stock and options                                            19,000                                             0
Shares issued in settlement of
litigation                                                                                                106,000
Options issued as severance                                                                                85,000
Due from officer/director/
shareholder accrued interest                                                                              (36,000)
Warrants issued for financial
advisory services                                                                                         265,000
Shares received as payment
on loan
Net loss                             $ (1,631,000)                                     $ (1,631,000)   (1,631,000)
                                     ------------
Comprehensive loss                   $ (1,631,000)
                                     ============
                                                           ----------    -------       ------------    ----------
Balance-December 31, 2001                                  $        0    $     0       $(15,154,000)   $2,353,000
                                                           ==========    =======       ============    ==========

See notes to financial statements
                                                                             F-6

AMERICAN BIO MEDICA CORPORATION

Statements of Cash Flows

                                                                Eight Months
                                                                   Ended                   For the year ended
                                                                December 31,           April 30,          April 30
                                                                    2001                 2001               2000
                                                                    ----                 ----               ----
Cash flows from operating activities:
 Net loss                                                      $  (1,631,000)     $  (1,880,000)      $  (2,136,000)
 Adjustments to reconcile net loss:
    Amortization and depreciation                                     90,000            123,000             106,000
    Penalty charge for late registration                                                 26,000
    Allowance for note receivable, net                                                                      105,000
    Provision for bad debts                                          (16,000)            (5,000)             11,000
    Compensatory stock and stock options                             477,000            289,000             367,000
    Accrued interest on due from officer/director/shareholder        (36,000)           (55,000)            (23,000)
    Loss on disposition of assets                                      5,000            184,000              14,000
    Changes in:
      Accounts receivable (and notes receivable in 1999)             144,000            145,000            (197,000)
      Other receivables                                              179,000           (350,000)
      Inventory                                                     (644,000)          (112,000)            356,000
      Prepaid expenses                                               (49,000)             5,000              51,000
      Restricted cash                                                 40,000            (34,000)
      Other assets                                                    29,000             18,000             (35,000)
      Accounts payable                                              (389,000)           140,000             394,000
      Accrued expenses                                               150,000             70,000             141,000
      Customer advance deposits                                      243,000
      Wages payable                                                 (402,000)           516,000
                                                               -------------      -------------       -------------

         Net cash used in operating activities                    (1,810,000)          (920,000)           (846,000)
                                                               -------------      -------------       -------------

Cash flows from investing activities:
 Purchase of property, plant and equipment                        (1,202,000)           (73,000)           (145,000)
 Purchase of investments                                                                                    (73,000)
 Loan to BioSys, Inc.                                                                  (100,000)           (280,000)
 Proceeds from sales and maturity of investments                                        407,000             571,000
 Collections on note receivable                                                                              23,000
 Loans to officer/director/shareholder                                                 (120,000)            (32,000)
                                                               -------------      -------------       -------------

         Net cash (used in) provided by investing activities      (1,202,000)           114,000              64,000
                                                               -------------      -------------       -------------

Cash flows from financing activities:
  Proceeds from private placement                                  2,332,000                              2,000,000
  Cash dividends paid                                                                                        (1,000)
  Repayment of note payable to shareholder                                             (125,000)           (130,000)
  Proceeds from debt financing                                       720,000
  Repayment of capital lease obligations                             (17,000)           (11,000)            (11,000)
                                                               -------------      -------------       -------------
          Net cash provided by (used in) financing activities      3,035,000           (136,000)          1,858,000
                                                               -------------      -------------       -------------

          Net increase (decrease) in cash and cash equivalents        23,000           (942,000)          1,076,000
Cash and cash equivalents - beginning of period                      265,000          1,207,000             131,000
                                                               -------------      -------------       -------------
Cash and cash equivalents - end of period                      $     288,000      $     265,000       $   1,207,000
                                                               =============      =============       =============

AMERICAN BIO MEDICA CORPORATION

                                                                Eight Months
                                                                   Ended                 For the year ended
                                                                December 31,        April 30,          April 30
                                                                    2001               2001              2000
                                                                    ----               ----              ----

Supplemental disclosures of cash flow information:
 Cash paid during the year for:
    Interest                                                    $     12,000        $   16,000        $    8,000

Noncash activities:
 Common shares issued in connection with stock dividends                                                 111,000
     to holders of preferred stock
    Dividend accrued, not yet paid
 Acquisition of property under capital leases                                           10,000
    Settlement of registration rights agreement
  Sale of book business and related assets for a note receivable                                         205,000
 Cancellation of common stock                                                                              4,000
 Preferred stock converted to common stock                                                             1,647,000
 Common stock received in repayment of loan from                      71,000            38,000
     officer/director/shareholder
   Conversion of equity investment in BioSys, Inc.                                     380,000
   Non-employee options granted fully vested                                           165,000




See notes to financial statements

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2001


NOTE A - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

The Company:

         American Bio Medica Corporation (the Company) was incorporated in the state of New York on April 10, 1986 and is in the business of manufacturing, developing and marketing biomedical technologies and products. The Company currently owns two technologies for screening drugs of abuse, a workplace screening test and a preliminary test for use by laboratories.

         The Company was involved in marketing educational books and software to schools and municipal libraries and audio-visual educational packages to corporations throughout the United States, which constituted less than 10% of net sales. In September 1999, the Company sold this business (see Note H).

         The Company's financial statements have been prepared assuming the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. During the transition period ended December 31, 2001 the Company sustained a net loss of $1,631,000 and had net cash outflows from operating activities of $1,654,000. To date the Company has been largely dependent on its ability to sell additional shares of its common stock to fund its operating losses During the prior fiscal year and continuing throughout this transition period, the Company commenced implementing programs to improve its financial prospects including entering into national and international distribution agreements with a number of distributors, completing and refining its in-house strip manufacturing program to reduce costs and other measures to enhance profit margins.

         In August 2001 the Company completed a private placement of its common stock to raise working capital and does not expect to experience certain costs at the levels sustained in the transition period and year ended April 30, 2001. Such capital raised was necessary to fund working capital requirements including an agreement to settle legal fees.

         The Company's history of losses raises substantial doubt about its ability to continue as a going concernand its continued existence is dependent upon several factors, including its ability to raise revenue levels and reduce costs to generate positive cash flows, and to sell additional shares of the company's common stock to fund operations, if necessary.

Significant Accounting Policies:

[1]    Cash Equivalents:

         The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.


[2]     Inventory:

         Inventory is stated at the lower of cost or market; cost is determined by the first-in-first-out method.

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2001



[3]    Income Taxes:

         The Company accounts for income taxes in accordance with Statements of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted laws and tax rates that will be in effect when the differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits that are not expected to be realized. The effect on deferred tax assets and liabilities of a change in tax rates are recognized in the period that such tax rate changes are enacted.

[4]    Depreciation and amortization:

         Property, plant and equipment assets are depreciated on the straight-line method over their estimated useful lives. Leasehold improvements and capitalized lease assets are amortized by the straight-line method over the shorter of their estimated useful lives or the term of the lease.

[5]    Revenue recognition:

         The Company recognizes revenue when title transfers upon shipment. No obligation on the part of ABMC exists for customer acceptance. The Company's price is fixed and determinable at the date of sale. The buyer has paid the Company or is obligated to pay the Company and the obligation is not contingent on the resale of the product. The buyer's obligation would not be changed in the event of theft or physical destruction or damage to the product. The buyers acquiring the product for resale (i.e. distributor/wholesaler) have economic substance apart from that provided by the Company and the Company does not have significant obligations for future performance to directly bring about the resale of the product. All distributors have economic substance apart from customers and the payment terms are not conditional. The transactions with distributors are on terms similar to the terms given to the Company's other customers. No agreements exist with the distributors that offer a right of return. Revenue from consignment sales is not recognized until all conditional terms have been met.

[6]    Research and development:

         Research and development costs are charged to operations when incurred.

[7]    Loss per common share:

         Basic loss per share is calculated by dividing net loss by the weighted average number of outstanding common shares during the period. No effect has been given to potential issuances of common stock including outstanding options and warrants in the diluted computation, as their effect would be antidilutive. The basic and diluted net loss per common share for the transition period and the years ended April 30, 2001 and 2000 are:

-------------------------------------------------------------------------------------------------------------------------------
                                                                Eight Months Ended
                                                                 December 31, 2001       April 30, 2001       April 30, 2000
-------------------------------------------------------------- --------------------- --------------------- --------------------

Basic and diluted net loss per common share from operations          $    (.09)             $    (.10)           $    (.15)
-------------------------------------------------------------- --------------------- --------------------- --------------------

Basic and diluted netloss per common share from
extraordinary item                                                   $     .01
-------------------------------------------------------------- --------------------- --------------------- --------------------

Basic and diluted net loss per common share                          $    (.08)             $    (.10)           $    (.15)
-------------------------------------------------------------------------------------------------------------------------------

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2001



         Potential common shares outstanding as of December 31 and April 30, 2001:

                                  December 31, 2001               April 30, 2001
                                  -----------------               --------------

         Warrants                         2,656,703                      953,283
         Options                          4,374,000                    3,620,000


         Assuming an adequate number of shares held as collateral for the loan to officer/director/shareholder are retired at the closing price on December 31, 2001 in satisfaction of the officer/director/shareholder obligation to the Company, the pro forma number of shares outstanding at December 31, 2001 would be 20,107,289.

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

[9]    Impairment of long-lived assets:

         In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No such losses have been recorded.

[10]  Financial Instruments:

         The carrying amounts of cash and cash equivalents, accounts receivable
- net, other receivables, due from officer/director/stockholder, restricted cash, accounts payable and accrued expenses approximate their fair value based on the nature of those items.

         Estimated fair value of financial instruments is determined using available market information. In evaluating the fair value information, considerable judgment is required to interpret the market data used to develop the estimates. The use of different market assumptions and/or different valuation techniques may have a material effect on the estimated fair value amounts.

         Accordingly, the estimates of fair value presented herein may not be indicative of the amounts that could be realized in a current market exchange.

[11]  Accounting for stock-based compensation:

         The Company accounts for its stock-based compensation plans using the intrinsic value method under Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees and related interpretations. The Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation, which establishes a fair value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative under SFAS No. 123, which requires disclosure of the pro forma effects on net loss and net loss per share as if stock-based employee compensation was measured under SFAS No. 123, as well as certain other information. The Company accounts for stock-based compensation to non-employees using the fair value method in accordance with SFAS No. 123.

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2001



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

[13] Reporting comprehensive loss:

         The Company reports comprehensive loss in accordance with the provisions of SFAS No. 130, Reporting Comprehensive Income. The provisions of SFAS No. 130 require the Company to report the change in the Company's equity during the period from transactions and events other than those resulting from investments by, and distributions to, the shareholders.

[14]  Reclassifications

         Certain items have been reclassified from the prior year to conform with the current year presentation.

NOTE B - RESTRICTED CASH

         Restricted cash consists of one certificate of deposit in the amount of $106,000 including accrued interest at a rate of 1.5% at December 31, 2001, which is collateral for a bank loan in the name of officer/director/shareholder, that is payable on demand in the amount of $100,000. As of April 30, 2001 the restricted cash consisted of two certificates of deposit aggregating $146,000, accruing interest at 5.35%. The first certificate, in the amount of $119,000 was collateral for a bank loan, that is payable on demand in the amount of $100,000. The other certificate, in the amount of $27,000 collateralized a corporate credit card in the amount of $7,000, in the name of a Company officer/director/shareholder. On July 23, 2001, the outstanding amounts due on the collateralized credit card were paid, the account closed and all restrictions on the $27,000 certificate of deposit released. The cash from this certificate was subsequently transferred to operating cash.

NOTE C - LICENSING AND ROYALTY SETTLEMENT

         On April 3, 2001, the Company settled the patent infringement lawsuit (see Note N3) against Phamatech Inc. (Phamatech) and the other defendants. The agreement establishes a license and royalty arrangement under which Phamatech will continue to market its line of products for drugs-of-abuse testing, and the Company will be paid a percentage of revenues from this product. In return, the Company dismissed the lawsuit against Phamatech and the other defendants. No significant royalties from the continued sale of products are expected. Under the terms of the settlement, each party has agreed not to disclose to any third parties the terms and conditions of this agreement.

NOTE D - EXTRAORDINARY ITEM

During the transition period the Company recorded an extraordinary gain in the amount of $259,000 related to a negotiated settlement of outstanding obligations to a former attorney.

NOTE E - INVENTORY

Inventory is comprised of the following:

                                                                December 31, 2001        April 30, 2001
                                                                -----------------        --------------
Raw Materials                                                   $         913,000         $    571,000
Work In Process                                                           597,000              373,000
Finished Goods Including $167,000 held on consignment on
December 31, 2001 and $199,000 on April 30, 2001 net of
reserve for returns of $112,000 and $0 at December 31, 2001
and April 30, 2001, respectively                                          577,000              500,000
                                                                -----------------         ------------
                                                                $       2,087,000         $  1,444,000
                                                                =================         ============

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2001


NOTE F - PROPERTY, PLANT AND EQUIPMENT

         In December 2001, the Company purchased its previously leased facility in Kinderhook, N.Y. for $950,000, including a building and 107 acres of land. The Company financed the purchase through mortgage loans with the Hudson River Bank and Trust Company for $360,000, the New York State Business Development Corporation for $240,000, and the Columbia Economic Development Corporation for $120,000.

         Property, plant and equipment, at cost, are as follows:

                                                               December 31, 2001       April 30, 2001
                                                               -----------------       --------------
         Land                                                   $       222,000
         Buildings and improvements                                     835,000           $   62,000


         Manufacturing and warehouse equipment, including
         $42,000 and  $23,000 in leased equipment at December
         31, 2001 and  April 30, 2001,respectively                      584,000              378,000
         Office equipment, including $29,000 and  $60,000 in
         leased equipment at December 31, 2001 and  April 30,
         2001, respectively                                             240,000              255,000
                                                                ---------------           ----------
                                                                      1,881,000              695,000
         Less accumulated depreciation                                  426,000              347,000
                                                                ---------------           ----------
                                                                $     1,455,000           $  348,000
                                                                ===============           ==========

         Depreciation expense was $90,000, $123,000 and $106,000 for the transition period ended December 31, 2001 and the fiscal years ended April 30, 2001 and 2000, respectively.

NOTE G - DUE FROM OFFICER/DIRECTOR/SHAREHOLDER

         At December 31, 2001 and April 30, 2001, the Company has a loan due from an officer/director/shareholder for $437,000 and $472,000, respectively, partially evidenced by a note bearing interest at 11.5% per annum and payable on demand.

         During the first quarter of the year ended April 30, 2001 and during the year ended April 30, 2000, the Company advanced $120,000 and $32,000, respectively to the officer/director/shareholder. Interest income in connection with the note receivable for the transition period ended December 31, 2001 and the fiscal year ended April 30, 2001 was $36,000 and $55,000, respectively.

         The officer/director/shareholder has provided 1,000,000 common shares as collateral for the loan and is surrendering to the Company, 25,000 common shares each quarter valued at the closing price on the second day following the earnings release, to reduce the outstanding loan balance. During the transition period, 75,000 common shares valued at $71,000 were redeemed to pay down the loan. 25,000 of the shares surrendered have been retained by the Company and are included as treasury stock on the accompanying balance sheet; all other shares have been cancelled. Such loan is reflected in the Company's financial statements as a reduction of stockholder's equity.

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2001



NOTE H - OTHER ASSETS

         On September 1, 1999, the Company sold its book sales business including all inventories and accounts receivable to an entity in exchange for a $250,000 five year secured promissory note. During the year ended April 30, 2000, the Company repossessed certain assets, upon the default of the note and collected $23,000. In April 2001, the $60,000 carrying value of the assets of the book business were determined to be impaired and were written off.

NOTE I - DEBT

Long term debt at December 31, 2001consisted of the following.

                                                                                December 31, 2001
     Hudson River Bank and Trust Co.:
      Mortgage payable in equal monthly installments of $3,209 including interest at 8.75% through January 1, 2012 with a final lump sum payment of $255,000 at maturity, collateralized by the building and land
                                                                                    $ 360,000
     New York  Business Development Corporation:
     Mortgage payable in equal monthly installments of $1,996 including interest at 7.92% through January 1, 2012 with a final lump sum payment of $164,000 at maturity, collateralized by the building and land, equipment, and furnitures and fixtures
                                                                                      240,000
     Columbia Economic Development Corporation:
     Mortgage payable in equal monthly installments of $1,159 including interest at 3.00% collateralized by building and land due in January
     1, 2012                                                                          120,000
                                                                                    ---------
                                                                                    $ 720,000
     Less current portion                                                             (24,000)
                                                                                    ---------
     Non-current portion                                                            $ 696,000
                                                                                    =========

         At December 31, 2001, the following are the maturities of long-term debt for each of the next five years:

                               2002                      $  24,000
                               2003                         24,000
                               2004                         25,000
                               2005                         27,000
                               2006                         29,000
                               Thereafter                  567,000
                                                         ---------
                                                         $ 720,000
                                                         =========
                                                                          F-14

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2001


NOTE J - CAPITAL LEASE OBLIGATIONS

         The Company leases certain equipment under a capital lease. As of December 31, 2001 and April 30, 2001, minimum future lease payments on the capital leases are as follows:

                                                December 31,       April 30,
                                                    2001             2001
                                                ------------       ---------
2002                                              $ 22,000         $ 27,000
2003                                                 9,000           22,000
2004                                                 1,000            5,000
                                                  --------         --------
Total future minimum lease payments                 32,000           54,000
Less amounts representing interest                  (3,000)          (8,000)
                                                  --------         --------
Present value of minimum lease payments           $ 29,000         $ 46,000
Less current portion of capital lease payments     (19,000)         (25,000)
                                                  --------         --------
Long term portion of capital lease obligations    $ 10,000         $ 21,000
                                                  ========         ========

NOTE K - INCOME TAXES

         A reconciliation of the U.S. Federal statutory income tax rate to the effective income tax rate is as follows:

                                                                Transition
                                                               Period Ended                  Year Ended
                                                             December 31, 2001             April 30, 2001

 Tax benefit at federal statutory rate                                   (34%)                      (34%)
 State tax benefit, net of federal tax effect                              (5)                        (5)
 Valuation allowance                                                       39                         39
                                                               --------------             --------------
 Effective income tax rate                                                 0%                         0%
                                                               ==============             ==============

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2001


Significant components of the Company's deferred tax assets are as follows:

                                                          December 31, 2001          April 30, 2001

       Inventory                                              $   68,000                $    16,000
       Stock Based Compensation                                  291,000                          -
       Allowance for Doubtful Accounts                            27,000                     34,000
       Property, plant, and equipment                            (84,000)                         -
       Capital losses                                             41,000                          -
       Net operating loss carryforward                         4,290,000                  3,762,000
                                                              ----------                -----------
       Total gross deffered tax assets                         4,633,000                  3,812,000
       Less valuation allowance                               (4,633,000)                (3,812,000)
                                                              ----------                -----------
       Net deferred tax assets                                $        -                $         -
                                                              ==========                ===========

The valuation allowance for deferred tax assets as of December 31, 2001 and April 30, 2001 was $4,633,000 and $3,812,000 respectively. The net change in the total valuation allowance was an increase of $821,000 for the eight months ended December 31, 2001 and an increase of $312,000 for the year ended April 30, 2001.

The Company has federal and New York state net operating loss carry forwards for income tax purposes of approximately $11,001,000 which begin to expire in 2009. The Company has federal and New York state capital losses of approximately $105,000 which begin to expire in 2005.

In assessing the realizability of deferred tax assets, management considers whether or not it is more likely than not that some portion or all deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment.

The Company's ability to utilize the operating loss carry forwards may be subject to an annual limitation in future periods pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, if future changes in ownership occur.

NOTE L - STOCKHOLDERS' EQUITY

[1] Preferred stock:

         During April 1998, the Company completed a private placement in which it netted proceeds of approximately $2,312,000 through the sale of 2,500 shares of 8% Series D Convertible Preferred Shares with a stated value of $1,000 per share. Each Preferred Share was convertible at the lesser of (i) 95% of the average of the closing bid prices of the common shares over any three trading days selected by the holder of the Preferred Shares in the 20 trading days immediately preceding the date of conversion or (ii) $4.625 based on a formula as provided. Dividends were payable in cash or additional Preferred Shares at the Company's option.

         Pursuant to a Registration Rights Agreement dated April 24, 1998 (the Registration Rights Agreement), the Company agreed to register the resale of the Company's common shares issuable upon conversion of the Company's Series D Preferred Stock and upon exercise of certain stock purchase warrants. Pursuant to the Registration Rights Agreement, if a registration statement covering the resale of such shares of common shares was not declared effective by July 23, 1998 or once declared effective sales could not be made thereunder for any reason (a Registration Statement Deficiency), the Company agreed to pay a late registration penalty. The Registration Statement filed by the Company was not declared effective until March 17, 1999, resulting in a penalty. In the fourth quarter of fiscal 1999, the Series D preferred shareholders (the "holders") communicated to the Company that they were willing to accept $250,000 in cash in settlement of the penalty. On May 28, 1999, the Company entered into a definitive Agreement as of April 30, 1999 (the "1999 Agreement") to settle all claims against the Company, including the late registration penalty and certain other claims under the Securities Purchase Agreement dated April 24, 1998. Pursuant to the 1999 Agreement, the Company gave as consideration $225,000 on June 1, 1999 ($100,000 in cash and a one-year promissory note in the principal amount of $125,000 accruing interest at the rate of 14% annually), which was subsequently repaid.

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2001

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

[2]   Common stock purchase agreement:

         On April 28, 2000, the Company entered into an agreement with Seaside Partners, L.P. (Investor) to issue and sell 1,408,450 common shares at a per share price of $1.42 (the closing price) for a total of $2 million. In conjunction with the agreement, the Company agreed to issue a five-year warrant to the investor to purchase up to 1,877,934 common shares pursuant to a formula based on the Company's stock price on the ten consecutive trading days prior to the six-month anniversary of the closing date. The agreement provided that if the six-month anniversary price per share was $2.13 or more per share, the Company would not be required to issue any warrants. If the anniversary price was less than $2.13 per share, the Company would be required to issue warrants exercisable at the anniversary price into a number of common shares based on a formula. The anniversary price was not $2.13 and the Company issued 953,283 warrants with an exercise price of $1.1689. These warrants were subsequently repriced to a $0.95 exercise price in lieu of the Company paying liquidated damages of $109,000 resulting from the registration statement with respect to the common shares and the warrants not being declared effective by the SEC by the negotiated deadline. Denis O'Donnell, M.D., one of the Company's directors, is a member of Seaside Advisors, LLC, which is the general partner of Seaside Partners, L.P.

[3]   August 2001 Private Placement:

         On August 22, 2001, the Company raised gross proceeds of $2,549,000, with net proceeds of $2,332,000 after placement, legal, transfer agent and accounting fees, in a private placement of its securities to a number of accredited investors. The private placement consisted of 2,549,000 units. Each unit consisted of one common share of American Bio Medica Corporation stock, par value $0.01 per share, at a purchase price of $1.00 per share, and one warrant to purchase 0.5 common share at an exercise price of $1.05 per share, exercisable during a 54-month period beginning on February 22, 2002. Therefore, in connection with the private placement the Company issued 2,549,000 common shares and 1,274,500 warrants to purchase one common share.

         In consideration of services as placement agents in the August 2001 private placement, we issued 203,920 warrants to purchase one common share at an exercise price of $1.20 per share, exercisable during a 54 month period beginning on February 22, 2002 to Brean Murray and Co., Inc. and their sub-agents.

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2001


[4]   Stock Option Plans:

         The Company adopted the Fiscal 1997 Nonstatutory Stock Option Plan (the "1997 Plan"), the Fiscal 1998 Nonstatutory Plan (the "1998 Plan"), the Fiscal 2000 Nonstatutory Stock Option Plan (the "2000 Plan"), and, the 2001 Nonstatutory Stock Option Plan (the "2001 Plan"). The 1997 Plan provides for the granting of options to purchase up to 2,000,000 shares of common stock, the 1998 Plan and the 2000 Plan provides for the granting of options to purchase up to 1,000,000 common shares each and the 2001 Plan provides for granting of options to purchase up to 4,000,000 common shares. These Plans are administered by the Option Committee of the Board of Directors, which determines the terms of options exercised, including the exercise price, the number of shares subject to the option and the terms and conditions of exercise.

[5]   Stock options:

         Stock option activity is summarized as follows:

                                         Eight months
                                       ended December 31,                          Years ended April 30,
                                 ----------------------------  ----------------------------------------------------------
                                               2001                        2001                           2000
                                 ----------------------------  ---------------------------      -------------------------
                                                 Weighted                      Weighted                      Weighted
                                                  Average                       Average                       Average
                                   Shares      Exercise Price    Shares     Exercise Price       Shares    Exercise Price

Options outstanding at
beginning of year                3,620,000           $2.15      2,990,000        $2.63          1,976,000        $3.02
Granted                            966,000            1.05      1,173,000         1.19          1,858,000         2.45
Exercised                                0            0.00              0         0.00            (67,000)        2.96
Cancelled/expired                 (212,000)           2.85       (543,000)        2.88           (777,000)        3.00
                                 ---------                     ----------                       ---------

Options outstanding at end
of year                          4,374,000            1.85      3,620,000         2.15          2,990,000         2.63
                                 =========                      =========                       =========

Options exercisable at end
of year                          2,525,000            2.42      2,418,000         2.54          2,558,000         2.67
                                 =========                      =========                       =========

         The following table presents information relating to stock options outstanding at December 31, 2001.

                                                            Options Outstanding                         Options Exercisable
                                                 --------------------------------------------          ---------------------
                                                               Weighted           Weighted                          Weighted
                                                                Average           Average                            Average
                  Range of Exercise                            Exercise          Remaining                          Exercise
                        Price                     Shares         Price          Life in Years            Shares       Price
                  -----------------              ---------     --------         -------------         -----------   ---------
                    $0.85 - $1.99                1,920,500       $0.98               8.59                 229,250      $1.38
                                                 =========                                              =========
                    $2.00 - $3.00                1,992,000       $2.41               4.87               1,859,500      $2.40
                                                 =========                                              =========
                    $3.01 - $3.50                  461,250       $3.03               1.23                 436,250      $3.04
                                                 =========                                              =========

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2001


         As of December 31, 2001, there are no stock options available for issuance under the 1997 or the 1998 Plan. Pursuant to the plans, as of April 30, 2000 no further options could be issued under the 1997 Plan and as of April 30, 2001, no further options could be issued under the 1998 Plan.

[6]   Warrants

         On May 2, 2001, the Company issued a 5 year warrant immediately exercisable and non-forfeitable, to purchase 200,000 common shares of American Bio Medica Corporation stock at an exercise price of $1.50 per share to Brean Murray & Co., Inc. as compensation for its future services as a financial advisor to the Company. The warrants were valued at $134,000 using the Black Scholes pricing model and the following assumptions, dividend yield of 0%, volatility of 95%, risk free interest rate 4.8% and expected life of 5 years and has been recorded as a charge to operations in the transition period ending December 31, 2001. The closing price of American Bio Medica common shares on May 2, 2001, as listed on The Nasdaq SmallCap Market, was $.95 per share.

         On August 22, 2001, the Company issued 54-month warrants, exercisable beginning on February 22, 2002 and non-forfeitable, to purchase 1,274,500 common shares of American Bio Medica Corporation stock at an exercise price of $1.05 per share to a number of accredited investors who purchased common shares in the Company's August 2001 private placement of the Company's securities. The value of these warrants was accounted for as a cost of the financing.

         On October 2, 2001, the Company issued warrants, exercisable beginning February 22, 2002 and non-forfeitable, to purchase 135,500 common shares of American Bio Medica Corporation stock at an exercise price ranging from $.86 to $1.20 per share to two distributors and several financial advisors in consideration for their services. The warrants are valued at $119,000 using the Black Scholes pricing model and the following assumptions, dividend yield of 0.0%, volatility 92.0%, risk free interest rate of 5.3% and expected life of 10 years and has been recorded as a charge of operations in the transition period ending December 31, 2001. The closing price of American Bio Medica Corporation common shares on October 2, 2001, as listed on the Nasdaq SmallCap Market, was $0.85 per share.


         On November 15, 2001, the Company issued a 4 year warrant, immediately exercisable and non-forfeitable, to purchase 20,000 common shares of American Bio Medica Corporation stock at an exercise price of $1.00 per share to Hudson River Bank & Trust Company in connection with the Company's purchase of its facility located in Kinderhook, New York. The warrants are valued at $10,000 using the Black Scholes pricing model and the following assumptions, dividend yield of 0.0%, volatility of 90.8%, risk free interest rate of 5.1% and expected life of 5 years. The closing price of American Bio Medica Corporation common shares on November 15, 2001, as listed on the Nasdaq SmallCap Market, was $0.85 per share.

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2001


[7]   Stock-based compensation:

         The Company applies APB No. 25 in accounting for its stock option plans and, accordingly, recognizes employee compensation expense for the difference between the fair value of the underlying common shares and the exercise price of the option at the date of grant. The effect of applying SFAS No. 123 on pro forma net loss as stated below is not necessarily representative of the effects on reported net loss for future years due to, among other things (1) the vesting period of the stock options and (2) the fair value of additional stock options in future years. The weighted average fair value of options granted during the transition period and fiscal years 2001 and 2000 was approximately $0.84, $0.94 and $1.06, respectively. The following pro forma information gives effect to fair value of the options on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, volatility ranging from 91% to 92% for the transition period, 92% for 2001 and 85% for 2000, risk free interest rates of ranging from 4.88% - 5.62% for the transition period, 5.29% - 6.22% for 2001 and 5.81% - 6.60% for 2000 expected life of 10 years for the transition period and three years for the years ended April 30, 2001 and 2000.

                                             Eight months ended December 31,         Year Ended April 30,
                                                          2001                      2001              2000
                                                          ----                      ----              ----

      Net Loss:
          As reported                                  $(1,631,000)             $(1,880,000)       $(2,136,000)
          Pro forma                                    $(2,325,000)              (2,144,000)        (3,684,000)

      Basic and diluted loss per share
          As reported                                      $(.08)                   $(.10)              $(.15)
          Pro forma                                        $(.12)                   $(.11)              $(.24)

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

         During the year ended April 30, 2000, the Company granted options to distributors and consultants to purchase 97,250 common shares. The options can be exercised through January 2005 at exercise prices ranging from $2.50 to $3.00 per share. In connection therewith, the Company recorded a charge of $83,000 for the year ended April 30, 2000.

         During the year ended April 30, 2001, the Company granted 1,148,000 options to employees and directors at exercise prices greater than or equal to fair market value of the underlying common shares at dates of grant. In addition, during the year ended April 30, 2001, the Company granted 25,000 options to consultants at fair market value. The options granted to consultants were valued at $19,000 using the Black Scholes pricing model and the following assumptions, dividend yield of 0%, volatility of 95%, risk free interest rate of 5.79% and expected life of 5 years and are being amortized over the consulting term of 1 year. During the transition period ended December 31, 2001, the Company granted 708,000 options to employees and directors at exercise prices greater than or equal to fair value of the underlying common shares at dates of grant. In addition, during the transition period ended December 31, 2001, the Company granted 158,000 options to consultants at fair market value and 100,000 options at fair market value to a former employee as part of a severance agreement. The options granted to consultants were valued at $47,000 using the Black Scholes pricing model and the following assumptions, dividend yield of 0.0%, volatility of 92.3%, risk free interest rate of 5.3% and expected life of 10 years. The options granted to the former employee as part of a severance agreement were valued using the Black Scholes pricing model and the following assumptions dividend yield of 0.0%, volatility of 93.6%, risk free interest rate of 5.7% and expected life of 5 years.

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2001



NOTE M- INVESTMENTS

         Through April 30, 2000, the Company had advanced $280,000 to BioSys, Inc. (BioSys), (the former President of BioSys is a director of the Company) and advanced an additional $100,000 to BioSys during the year ended April 30, 2001.

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

         The Company sold marketable equity securities valued at approximately $119,000 in April 2001 for $15,000, realizing a loss on the sale of approximately $104,000.

NOTE N - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

[1]         Operating leases:

         The Company leases office and laboratory facilities under operating leases expiring through August 2002. At December 31, 2001, the future minimum rental payments under the operating lease are $42,000.

         Rent expense was $116,000, $141,000 and $139,000 for the transition period and fiscal years ended April 30, 2001 and 2000, respectively.

[2]         Employment agreements:

         The Company has employment agreements with three officers, of which one is a director and all are shareholders, providing for aggregate annual salaries of $460,000. These agreements expire on April 30, 2002 and provide for the issuance of bonuses and the granting of options.

[3]         Litigation:

         In April 1999, the Company initiated a lawsuit against Phamatech, Inc., (Phamatech) and other defendants claiming patent infringement, trademark dilution and unfair competition. In August 2000, the Company amended its lawsuit to add additional defendants.

         On April 3, 2001, the Company settled the patent infringement lawsuit (see Note C) against Phamatech Inc. (Phamatech) and other defendants. The agreement establishes a license and royalty arrangement under which Phamatech will continue to market its line of products for drugs-of-abuse testing, and the Company will be paid a percentage of revenues from this product. In return, the Company dismissed the lawsuit against Phamatech and the other defendants. Under the terms of the settlement, each party has agreed not to disclose to any third parties the terms and conditions of this agreement.

         In June 1999, Richard Davidson filed a lawsuit against the Company in New York. Davidson claims that two placement memoranda dated September 15, 1992 and February 5, 1993, obligates the Company to issue him 1,155,601 ABMC common shares. He claims he is entitled to the common shares in consideration of brokering the acquisitions subject to the Share Exchange Agreement with Dr. Robert Friedenberg (Friedenberg also filed suit against the Company and the case was dismissed in September 1999). In addition, Davidson is claiming a finder's fee of 5% of the funds raised by the September 1992 private placement. He alleges that a sum of $1 million was raised. He also claims he is entitled to a consulting fee of $24,000. Management denies the claims and is vigorously contesting the suit. A trial date was set for November 2000; however, the

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2001



Company filed a motion for summary judgment against Davidson and Davidson cross-moved for summary judgment. In July 2001, the Company's motion for summary judgment was denied. In August 2001 the Company filed a Notice of Appeal related to the court's denial of the Company's motion for summary judgment. The court is currently considering Davidson's cross-motion for summary judgment, which the Company opposed in September 2001. The Company filed its brief to appeal the denial of the Company's summary judgment on March 15, 2002. At the same time, a trial date has been set for May 6, 2002. Management believes based on consultation with counsel, that it has substantial and compelling defenses to Davidson's claims and there is a reasonable chance that the Company would prevail if the matter were to go to trial.

         In June 1995 the Company filed a lawsuit against Jackson Morris, the lawyer engaged to draft and advise the Company on the Share Exchange Agreement with Dr. Robert Friedenberg. Morris, who had been recommended to the Company by Dr. Friedenberg and whose fees were paid by the Company, was alleged to have breached his fiduciary duty to the Company in several ways, including by later advising Friedenberg, individually, on how to rescind the Share Exchange Agreement as well as testifying for Friedenberg over the Company's objections and in violation of his obligations to the Company. Morris was also charged with negligence in drafting the Share Exchange Agreement. The Company's lawsuit demanded damages in the amount of $1,000,000. Morris counterclaimed as a party to the Share Exchange Agreement and sought common shares. The basis of all of Mr. Morris' claims stemmed from the Friedenberg claim. On July 27, 2001, the Company settled the lawsuit against Mr. Morris. The Company has issued 115,000 shares of the Company's common stock to Mr. Morris as settlement of all outstanding claims. The Company has agreed to file a registration statement related to these shares no later than June 1, 2002.


NOTE O - TRANSITION PERIOD COMPARATIVE DATA:

         The following table presents certain financial information for the 8 months ended December 31, 2001 and 2000 respectively.

                                         Eight Months Ended
                                         December 31, 2001           December 31, 2000
                                                                        (unaudited)
                                                                        -----------
        Revenues                            $ 4,055,000                 $ 5,192,000
                                            ===========                 ===========
        Gross profit                        $ 2,331,000                 $ 3,464,000
                                            ===========                 ===========
        Loss before extraordinary items      (1,890,000)                 (1,274,000)
        Loss per common share before
          extraordinary items                      (.09)                       (.07)
        Extraordinary items                     259,000                           -
                                            -----------                 -----------
        Net Income                          $(1,631,000)                $(1,274,000)
                                            ===========                 ===========
        Loss per common share                     $(.08)                     $ (.07)
                                            -----------                 -----------
        Weighted average common shares
          outstanding                        19,345,000                  18,044,000
                                            -----------                 -----------

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2001



NOTE P - GEOGRAPHIC INFORMATION

         Information concerning net sales by principal geographic location is as follows:


                                                 December 31, 2001     December 31, 2000   April 30, 2001    April 30, 2000
                                                                          (unaudited)
                                                                          -----------
                   United States                   $   3,505,000         $   4,561,000      $   6,312,000     $   7,073,000
                   North America (not                    397,000               449,000            867,000           276,000
                   domestic)
                   Europe                                123,000                98,000            150,000           155,000
                   Asia/Pacific Rim                       23,000                18,000             55,000            11,000
                   South America                           8,000                66,000            100,000           138,000
                                                    ------------         -------------      -------------      ------------
                                                    $  4,055,000         $   5,192,000      $   7,484,000      $  7,653,000
                                                    ============         =============      =============      ============


 Number                                                 Description of Exhibits
 ------                                                 -----------------------
 3.5               Bylaws(1)
 3.50              Amended and Restated Bylaws
 3.6               Fifth amendment to the Certificate of Incorporation (filed as Exhibit 3.6 to the Company's Form
                   SB-2 filed on November 21, 1996 and incorporated herein by reference)
 3.7               Sixth amendment to the Certificate of Incorporation
 4.2               Investor Registration Rights Agreement, dated August 22, 2001, among American Bio Medica
                   Corporation and the investors(4)
 4.3               Placement Agent Registration Rights Agreement, dated August 22, 2001, among American Bio Medica
                   Corporation and the placement agent and its sub-agents(4)
 4.4               Form of Warrant Agreement and Warrant among American Bio Medica Corporation and the investors(4)
 4.5               Form of Warrant Agreement and Warrant among American Bio Medica Corporation and the placement agent and its sub-agents(4)
 4.6               Fiscal 1997 Nonstatutory Stock Option Plan (filed as part of the Company's Proxy Statement for its Fiscal 1997 Annual Meeting and incorporated herein by reference) (a)
 4.14              Fiscal 1998 Nonstatutory Stock Option Plan (filed as part of the Company's Proxy Statement for its Fiscal 1998 Annual Meeting and incorporated herein by reference) (a)
 4.15              Fiscal 2000 Nonstatutory Stock Option Plan (filed as part of the Company's Proxy Statement for its Fiscal 2000 Annual Meeting and incorporated herein by reference) (a)
 4.16              Common Stock Purchase Agreement dated April 28, 2000 by and between the Company and Seaside
                   Partners, L.P.(2)
 4.17              Fiscal 2001 Nonstatutory Stock Option Plan (filed as part of the Company's Proxy Statement for its Fiscal 2002 Annual Meeting and incorporated herein by reference) (a)
 10.6              Contract of Sale dated May 19, 1999/Kinderhook, New York facility(2)
 10.7              Agreement of Lease dated May 13, 1999/Kinderhook, New York facility(2)
 10.8              Lease dated August 1, 1999/New Jersey facility(2)
 10.9              Amendment dated March 23, 2001 to Lease dated August 1, 1999/New Jersey facility(3)
 10.10             Amended Contract of Sale dated May, 2001/Kinderhook, New York facility(3)
 10.11             Financial Advisory Agreement dated May 2, 2001 by and between Brean Murray & Co., Inc. and the
                   Company(3)
 10.12             Employment contract between the Company and Robert L. Aromando, Jr. (a)(3)
 10.13             Employment contract between the Company and Stan Cipkowski (a)(3)
 10.14             Employment contract between the Company and Douglas Casterlin (a)(3)
 10.15             Employment contract between the Company and Keith E. Palmer (a)(3)
 10.16             Warrant Agreement dated November 15, 2001 by and between the Company and Hudson River Bank &
                   Trust Company
 23.1              Consent of Independent Auditors

     (a) indicates an employee benefit plan, management contract or compensatory plan or arrangement in which a named executive officer participates.

(1) Filed as the exhibit number listed to the Company's Form 10-SB filed on November 21, 1996 and incorporated herein by reference.

(2) Filed as the exhibit number listed to the Company's Form 10-KSB filed on August 11, 2000 and incorporated herein by reference.

(3) Filed as the exhibit number listed to the Company's Form 10-KSB filed on August 13, 2002 and incorporated herein by reference.

(4) Filed as the exhibit number listed to the Company's Form S-3 filed on September 26, 2001 and incorporated herein by reference.