Form 10QSB
period 2002-03-31
AMERICAN BIO MEDICA CORP
filed 2002-05-09
CIK 896747

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB

 [x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended March 31, 2002.

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

     20,609,548 Common Shares as of May 9, 2002



     Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                     PART I
                              FINANCIAL INFORMATION

                         AMERICAN BIO MEDICA CORPORATION
                                 BALANCE SHEETS

                                                                            MARCH 31,            DECEMBER 31,
                                                                              2002                  2001
                                                                          (UNAUDITED)
                                                                        -----------------    -------------------
                               ASSETS

Current assets:
      Cash and cash equivalents                                       $          138,000   $            288,000
      Accounts receivable, net of allowance for doubtful accounts
       of $70,000 at March 31, 2002 and December 31, 2001                      1,424,000                882,000
      Other receivables                                                          123,000                171,000
      Inventory                                                                1,645,000              2,087,000
      Prepaid expenses and other current assets                                   72,000                 90,000
                                                                        -----------------    -------------------

  Total current assets                                                         3,402,000              3,518,000

Property, plant and equipment, net                                             1,412,000              1,455,000
Restricted cash                                                                  105,000                106,000
Other assets                                                                       7,000                  7,000
                                                                        -----------------    -------------------

Total Assets                                                          $        4,926,000   $          5,086,000
                                                                        =================    ===================

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                $          920,000   $          1,064,000
      Accrued expenses                                                           368,000                562,000
      Customer advance deposits                                                  243,000                243,000
      Wages payable                                                              256,000                114,000
      Current portion of capital lease obligations                                19,000                 19,000
      Current portion of notes payable                                            24,000                 24,000
                                                                        -----------------    -------------------

 Total current liabilities                                                     1,830,000              2,026,000

  Long term portion of capital lease obligations                                   4,000                 10,000
  Long term portion of notes payable                                             692,000                696,000
                                                                        -----------------    -------------------

 Total liabilities                                                             2,526,000              2,732,000
                                                                        -----------------    -------------------

Stockholders' equity:
    Preferred stock; par value $.01 per share; 5,000,000 shares authorized; none issued and outstanding
    Common stock; par value $.01 per share; 50,000,000 shares authorized;
     20,609,548 shares issued and outstanding at March 31, 2002 and
     December 31, 2001                                                           207,000                207,000
Additional paid-in capital                                                    17,766,000             17,765,000
Subscription receivable                                                                                 (5,000)
Due from officer/director/shareholder (collateralized by
    1,000,000 shares of the Company's common stock)                            (450,000)              (437,000)
Treasury stock                                                                  (23,000)               (23,000)
Accumulated deficit                                                         (15,100,000)           (15,154,000)
                                                                        -----------------    -------------------

Total stockholders' equity                                                     2,400,000              2,353,000
                                                                        -----------------    -------------------

Total liabilities and stockholders' equity                            $        4,926,000   $          5,086,000
                                                                        =================    ===================

                                See accompanying notes to financial statements

                                       2

                                    AMERICAN BIO MEDICA CORPORATION
                                        STATEMENTS OF OPERATIONS
                                              (UNAUDITED)

                                                                     FOR THE THREE MONTHS ENDED
                                                                               MARCH 31,
                                                               ------------------------------------------
                                                                      2002                    2001
                                                               --------------------     -----------------
Net sales                                                    $           2,208,000    $        1,899,000

Cost of goods sold                                                         899,000               766,000
                                                               --------------------     -----------------

Gross profit                                                             1,309,000             1,133,000
                                                               --------------------     -----------------

Operating expenses:
    Selling, general and administrative                                  1,113,000             1,394,000
    Depreciation                                                            53,000                33,000
    Research and development                                               132,000               175,000
                                                               --------------------     -----------------
                                                                         1,298,000             1,602,000
                                                               --------------------     -----------------

Operating income/(loss)                                                     11,000             (469,000)
                                                               --------------------     -----------------

Other income (expense):
   Loss on disposition of assets                                                                 (3,000)
   Other income                                                             27,000
   Interest income                                                          27,000                15,000
   Interest expense                                                       (11,000)               (8,000)
                                                               --------------------     -----------------
                                                                            43,000                 4,000
                                                               --------------------     -----------------

Net income/(loss) attributable to common shareholders        $              54,000    $        (465,000)
                                                               ====================     =================

Basic and diluted income/(loss) per common share             $                0.00    $           (0.03)
                                                               ====================     =================

 Weighted average shares outstanding  -
    basic and diluted                                                   20,609,548            18,017,492
                                                               ====================     =================

                             See accompanying notes to financial statements

                                              AMERICAN BIO MEDICA CORPORATION
                                                  STATEMENTS OF CASH FLOWS
                                                        (UNAUDITED)

                                                                                            FOR THE THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                      ---------------------------------------
                                                                                            2002                 2001
                                                                                      ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income/(loss)                                                                  $            54,000  $         (465,000)
  Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
     Depreciation                                                                                53,000               32,000
     Non cash compensation expense                                                                6,000
     Accrued interest, related party                                                           (13,000)              (7,000)
     Changes in:
       Accounts receivable                                                                    (542,000)              (1,000)
       Other receivables                                                                         48,000              380,000
       Inventory                                                                                442,000              213,000
       Prepaid expenses and other current assets                                                 18,000               18,000
       Restricted cash                                                                            1,000
       Accounts payable                                                                       (144,000)            (235,000)
       Accrued expenses                                                                       (195,000)              127,000
       Wages payable                                                                            142,000             (25,000)
                                                                                      ------------------   ------------------
         Net cash provided by/(used in) operating activities                                  (130,000)               37,000
                                                                                      ------------------   ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                                                    (10,000)             (11,000)
  Sale and maturity of investments                                                                                   (2,000)
                                                                                      ------------------   ------------------
         Net cash used in investing activities                                                 (10,000)             (13,000)
                                                                                      ------------------   ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Debt payments                                                                                 (5,000)
  Capital lease payments                                                                        (5,000)              (2,000)
                                                                                      ------------------   ------------------
         Net cash used in financing activities                                                 (10,000)              (2,000)
                                                                                      ------------------   ------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          (150,000)               22,000
Cash and cash equivalents - beginning of period                                                 288,000               91,000
                                                                                      ------------------   ------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                           $           138,000  $           113,000
                                                                                      ==================   ==================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during year for:
      Interest                                                                      $            11,000  $             8,000



                                         See accompanying notes to financial statements


Notes to financial statements (unaudited)

                                 March 31, 2002

Note A - Basis of Reporting

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items), which are considered necessary for a fair presentation of the financial position of American Bio Medica Corporation (the "Company" or "ABMC") at March 31, 2002, and the results of its operations, and cash flows for the three-month period then ended. The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the Company's audited financial statements and related disclosures for the transition period ended December 31, 2001 included in the Company's Form 10-KSB.

         During the year ended December 31, 2001, the Company sustained a net loss of $1,631,000 including an extraordinary item of $259,000 resulting from a settlement for outstanding amounts owed to the Company's former legal counsel in its patent litigation and had net cash outflows from operating activities of $1,810,000. During the three months ended March 31, 2002, the Company had net income of $54,000, and had net cash used in operating activities of $130,000. The Company continued to take steps to improve its financial prospects including penetrating the direct sales market, acquiring the technology and resources necessary to enter the forensic market for testing for abuse of Oxycodone, exploring the potential of a "CLUB-DRUG" panel that could be a useful tool against the latest drugs of choice including Rohypnol, Ecstasy, Ketamine, Ritalin, GHB and Methamphetamine, entering into an agreement to market a saliva based drug of abuse test and other measures to enhance profit margins.

         The Company's history of losses raises substantial doubt about its ability to continue as a going concern and its continued existence is dependent upon several factors, including its ability to raise revenue levels and reduce costs to generate positive cash flows, and to sell additional shares of the company's common stock to fund operations, if necessary.

NEW ACCOUNTING STANDARDS

         On June 29, 2001, Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," was approved by the Financial Accounting Standards Board (FASB). SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001. The adoption of this Standard did not have a material effect on our financial condition, results of operations or cash flows.

         On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. We plan to adopt SFAS No. 142 effective July 1, 2001. The adoption of this Standard did not have a material effect on our financial condition, results of operations or cash flows.

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

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of APB No. 30. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of this Standard did not have a material effect on our financial condition, results of operations or cash flows.

Note B - Net Income or Loss Per Common Share

         Basic net income or loss per share is calculated by dividing the net income or loss by the weighted average number of outstanding common shares during the period. Diluted net income or loss per share includes the weighted average dilutive effect of stock options.

Note C - Litigation

         In June 1999, Richard Davidson filed a lawsuit against the Company in New York. Davidson claims that two placement memoranda dated September 15, 1992 and February 5, 1993, obligates the Company to issue him 1,155,601 ABMC common shares. He claims he is entitled to the common shares in consideration of brokering the acquisitions subject to the Share Exchange Agreement with Dr. Robert Friedenberg (Friedenberg also filed suit against the Company and the case was dismissed in September 1999). In addition, Davidson is claiming a finder's fee of 5% of the funds raised by the September 1992 private placement. He alleges that a sum of $1 million was raised. He also claims he is entitled to a consulting fee of $24,000. Management denies the claims and is vigorously contesting the suit. A trial date was set for November 2000; however, the Company filed a motion for summary judgment against Davidson and Davidson cross-moved for summary judgment. In July 2001, the Company's motion for summary judgment was denied. In August 2001 the Company filed a Notice of Appeal related to the court's denial of the Company's motion for summary judgment. The court is currently considering Davidson's cross-motion for summary judgment, which the Company opposed in September 2001. The Company filed its brief to appeal the denial of the Company's summary judgment on March 15, 2002, the Court will also consider this appeal. A trial date had been set for May 6, 2002 but has since been postponed by the Court. A new trial date has not been set as of the date of this report. Management believes based on consultation with counsel, that it has substantial and compelling defenses to Davidson's claims and there is a reasonable chance that the Company would prevail if the matter were to go to trial.

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

Note D - Reclassifications

         Certain items have been reclassified to conform to the current presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

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

Results of operations for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001

         Net sales were $2,208,000 for the three months ended March 31, 2002 as compared to $1,899,000 for the three months ended March 31, 2001, representing an increase of $309,000 or 16.3%. Direct sales have surpassed distributor sales as the most significant component of the Company's net sales. During the three months ended March 31, 2002, the Company continued its extensive program to market and distribute its primary product, the Rapid Drug Screen(R).

         The Company has undertaken an aggressive program aimed at rebuilding relationships with the Company's key distributors, building relationships with new distributors, and has reorganized the sales and marketing groups to refocus on ABMC's core business, the sale of the Rapid Drug Screen and other drugs of abuse test kits. Management believes sales from drug test kits and the Oralstat6(TM) saliva based test will continue to grow steadily as a result of this reorganization coupled with a refocus on the core business.

         Cost of goods sold for the three months ended March 31, 2002 was $899,000 or 40.7% of net sales as compared to $766,000 or 40.3% of net sales for the three months ended March 31, 2001. This stability in costs to produce our product is the result of the Company's initiatives to manufacture our product in-house with less reliance on suppliers for key components.

         While revenues increased 16.3% in the three months ended March 31, 2002, selling, general and administrative costs decreased $281,000 or 20.2% to $1,113,000, or 50.4% of revenues, compared to $1,394,000 or 73.4% of revenues for the three months ended March 31, 2001.

         The following table sets forth the percentage relationship of selling, general and administrative costs to net sales for the three months ended March 31, 2002 and March 31, 2001:

                                                Three months                      Three months
                                                    Ended        Percent              Ended             Percent
                                               March 31, 2002     Sales          March 31, 2001          Sales
                                              ------------------ -----------    -------------------   -------------
Sales salaries and commissions              $           438,000       19.8%   $            344,000           18.1%
Sales travel                                             72,000        3.2%                 84,000            4.4%
Other selling expenses                                   19,000        0.9%                 29,000            1.5%
Consulting expenses                                       6,000        0.3%                 51,000            2.7%
Marketing and promotion                                  23,000        1.0%                (14,000)         (0.7)%

                                                Three months                       Three months
                                                    Ended        Percent              Ended             Percent
                                               March 31, 2002     Sales           March 31, 2001         Sales
                                              ------------------ -----------    -------------------   -------------

Investor relations costs                                 67,000        3.1%                130,000            6.8%
Regulatory compliance costs                              11,000        0.5%                 10,000            0.5%
Legal fees                                               65,000        2.9%                366,000           19.3%
Accounting fees                                          28,000        1.2%                 52,000            2.7%
Office salaries                                         132,000        6.0%                101,000            5.3%
Payroll taxes and insurance                              64,000        2.9%                 66,000            3.5%
Telephone                                                32,000        1.4%                 26,000            1.4%
Insurance                                                35,000        1.6%                 25,000            1.3%
Non cash compensation                                     6,000        0.3%
Bad debt expense                                          1,000        0.1%                 30,000            1.6%
Other administrative costs                              114,000        5.2%                 94,000            5.0%
                                              ------------------                -------------------

Total selling, general and
   administrative costs                     $         1,113,000       50.4%   $          1,394,000           73.4%
                                              ==================                ===================

     Management believes that the amount of selling, general and administrative costs may increase as the Company creates the necessary infrastructure to achieve the Company's worldwide drug test marketing and sales goals, continues its penetration of the direct sales market and leverages new product initiatives. However, management has implemented initiatives to control the rate of increase of these costs to be more consistent with the expected sales growth rate of the Company.

         Sales salaries increased $94,000 for the three months ended March 31, 2002 to $438,000 or 19.8% of net sales, compared to $344,000 or 18.1% of net sales for the three months ended March 31, 2001. This increase is the result of increased sales and the resultant increase in commissions paid to the direct sales group. Further, two additional direct sales representatives were added during late 2001 resulting in higher salaries and commissions in the first quarter of 2002.

         Sales travel and other selling expenses both decreased during the first quarter of 2002 compared to the same period in 2001. Focused efforts on the part of management to control spending and target resources more effectively have resulted in this savings.

         Consulting expenses decreased significantly in the first three months of 2002 when compared to the same period in 2001. The costs in the first quarter of 2001 included consulting expenses in the amount $39,000 paid to two board members appointed as interim management prior to Robert Aromando joining the Company as CEO. First quarter 2002 expenses are limited to fees paid to a consultant to represent the Company's position on on-site testing to regulatory committees in Government.

         Marketing and promotion costs were $23,000 or 1.0% of net revenues in the first quarter of 2002. During the first three months of 2001 adjustments were made to reclassify some year to date expenses from Marketing to Sales, due to an internal reorganization of the marketing department. These reclassification adjustments of eleven months of expense more than offset the three months of marketing and promotion expense incurred in the three months ending March 31, 2001, resulting in net credits of $14,000.

         Investor relations costs decreased $63,000 in the three months ended March 31, 2002 compared to the same period in 2001. These costs included two full time positions in addition to travel expenses for two board members, representing the Company, in the three months ended March 31, 2001. In 2002 one of the two full time investor relations positions has been reclassified to office salaries as a result of a change in responsibilities, and travel is limited to the one individual still included in Investor Relations.

         Legal fees for the three months ended March 31, 2002 were $65,000 or 2.9% of net sales, a decrease of $301,000, compared to legal fees of $366,000 or 19.3% of net sales for the three months ended March 31, 2001. This decrease in legal fees was primarily due to the settlement of patent litigation in the fourth quarter of the 2001 fiscal year.

         Accounting fees for the three months ended March 31, 2002 were $28,000 or 1.2% of net sales, a decrease of $24,000, compared to accounting fees of $52,000 or 2.7% of net sales for the three months ended March 31, 2001.

         Office salaries for the three months ended March 31, 2002 were $132,000 or 6.0% of net sales, an increase of $31,000, compared to office salaries of $101,000 or 5.3% of net sales for the three months ended March 31, 2001. This increase was primarily due to the additional resources in quality assurance as well as the reclassification of a position from investor relations to general and administrative expense due to a change in that individual's responsibilities.

         Non cash compensation was $6,000 for the three months ended March 31, 2002. This charge relates to options granted to a former employee in exchange for consulting services and is being amortized over the vesting period of one year ending January 31, 2003.

         Bad debt expense decreased from $30,000 for the three months ended March 31, 2001 to $1,000 for the same period ended March 31, 2002. Included in 2001 is a single account totaling $27,000. Management implemented a focused effort on collection and management of receivables in late 2001.

         Other administrative costs increased $20,000 to $114,000 for the three months ended March 31, 2002 compared to $94,000 for the three months ended March 31, 2001, primarily due to increases in office travel of $13,000 and postage of $11,000 offset by a reduction in building rental expense resulting from the purchase of our Kinderhook facility in December 2001.

         Depreciation expense increased to $53,000 or 2.4% of net sales in the first quarter of 2002 compared to $33,000 or 1.7% of net sales in first quarter of 2001. The addition of equipment in our production facility in New Jersey and the acquisition of our headquarters in Kinderhook resulted in this increase.

         Research and development expenses for the three months ended March 31, 2002 were $132,000 compared to $175,000 for the three months ended March 31, 2001. This decrease was primarily due to decreased costs relating to the completion of joint project with Abbott Laboratories in the first quarter of fiscal 2001 offset by the amortization of the Company's licensing fee relating to the distribution of its saliva based test in the first quarter of 2002.

LIQUIDITY AND CAPITAL RESOURCES AS OF MARCH 31, 2002

         The Company's cash requirements depend on numerous factors, including product development activities, ability to penetrate the direct sales market, market acceptance of its new products, and effective management of inventory levels in response to sales forecasts. The Company expects to devote substantial capital resources to continue its product development, expand manufacturing capacity and continue research and development activities. The Company will examine other growth opportunities including strategic alliances and expects such activities will be funded from existing cash and cash equivalents, issuance of additional equity or debt securities or additional borrowings subject to market and other conditions. The Company believes that its current cash balances, including the recently completed financings are sufficient to fund operations through September 30, 2002. If cash generated from operations is insufficient to satisfy the Company's working capital and capital expenditure requirements, the Company may be required to sell additional equity or debt securities or obtain additional credit facilities. There is no assurance that such financing will be available or that the Company will be able to complete financing on satisfactory terms, if at all.

         The Company has working capital of $1,572,000 at March 31, 2002 as compared to working capital of $1,492,000 at December 31, 2001. The Company has historically satisfied its net working capital requirements through cash generated by proceeds from private placements of equity securities with institutional investors. The Company has never paid any dividends on its Common Shares. The Company anticipates that all future earnings, if any, will be retained for use in the Company's business and it does not anticipate paying any cash dividends.

         Net cash used in operating activities was $130,000 for the three months ended March 31, 2002 compared to net cash provided by operating activities of

$37,000 for the three months ended March 31, 2001. The net cash used in operating activities for the three months ended March 31, 2002 was primarily due to an increase in accounts receivable of $542,000, a decrease in accounts payable of $144,000, and a decrease of accrued expenses of $195,000, partially offset net income of $54,000, a decrease in inventory of $442,000 and an increase in wages payable of $142,000. The net cash provided by operating activities in the three months ended March 31, 2001 was primarily due to net decreases in other receivables and inventory of $380,000 and $213,000, respectively, and an increase in accrued expenses of $127,000, offset by the net loss of $465,000, and a decrease in accounts payable of $235,000.

         Net cash used in investing activities was $10,000 for the three months ended March 31, 2002 compared to net cash used in investing activities of $13,000 for the three months ended March 31, 2001. The net cash used in investing activities for both periods was primarily for the purchase of property, plant and equipment.

         Net cash used in financing activities was $10,000 for the three months ended March 31, 2002, consisting of capital lease and debt payments. The net cash used in financing activities for the three months ended March 31, 2001 was for capital lease payments.

         At March 31, 2002 and 2001, the Company had cash and cash equivalents of $138,000 and $113,000, respectively.

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

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits

         None.

      (b)  Reports on Form 8-K

                    (1) On February 7, 2002, the Company filed a form 8-K related to the resignation of Robert L. Aromando as President and Chief Executive Officer and the appointment of Gerald Moore, the registrant's current Chairman of the Board of Directors, to the position of President and Chief Executive Officer.

                    (2) On February 13, 2002, the Company filed a form 8-K related to the election of D. Joseph Gersuk to the Registrant's Board of Directors. Mr. Gersuk is the executive vice president and chief financial officer of MapInfo Corporation, a publicly traded, software technology company based in Troy, New York. Mr. Gersuk was also elected to the Registrant's Audit, Compensation and Option Committees.

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














Dated: May 9, 2002