Form 10KSB/A
period 2001-12-31
AMERICAN BIO MEDICA CORP
filed 2002-06-03
CIK 896747

                                 FORM 10-KSB/A-1


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  _________________________________

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

         Transition Small Business Disclosure Format:  [ ] YES   [X] NO

                         American Bio Medica Corporation

                    Index to Transition Report on Form 10-KSB
                  For the eight months ended December 31, 2001


                                                                                        PAGE
                                                                                        ----
PART I.

         Item 1.   Description of Business                                                1
         Item 2.   Description of Property                                               15
         Item 3.   Legal Proceedings                                                     15
         Item 4.   Submission of Matters to a Vote of Security Holders                   16

PART II

         Item 5.   Market for Common Equity and Related Shareholder                      17
                      Matters
         Item 6.   Management's Discussion and Analysis or Plan of                       17
                      Operations
         Item 7.   Financial Statements                                                  23
         Item 8.   Changes In and Disagreements With Accountants on                      23
                      Accounting and Financial Disclosure

PART III

         Item 9.   Directors, Executive Officers, Promoters and Control Persons;         23
                      Compliance with Section 16(a) of the Exchange Act
         Item 10. Executive Compensation                                                 23
         Item 11. Security Ownership of Certain Beneficial Owners and                    23
                      Management
         Item 12. Certain Relationships and Related Transactions                         23
         Item 13. Exhibits and Reports on Form 8-K                                       24

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

         ITEM 1.  DESCRIPTION OF BUSINESS

Business Development

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

         o Four panel tests, designed for various non-clinical markets, including corporate/workplace and the criminal justice markets, that screen for cocaine, THC, opiates and alternatively amphetamines and methamphetamines.

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

         Rapid Tec(TM): In August 2001, we launched a new version of the Rapid One called the Rapid Tec, in which one individual drug testing strip would include the chemistry to detect more than one class of drug. The Rapid Tec is designed for those customers who require a less expensive product but still need to test for more than one drug of abuse utilizing one urine sample. The Company began shipping three versions of the Rapid Tec in March 2002. Those three versions are:

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

         In June 1995 the Company filed a lawsuit against Jackson Morris, the lawyer engaged to draft and advise the Company on the Share Exchange Agreement with Dr. Robert Friedenberg. Morris, who had been recommended to the Company by Dr. Friedenberg and whose fees were paid by the Company, was alleged to have breached his fiduciary duty to the Company in several ways, including by later advising Friedenberg, individually, on how to rescind the Share Exchange Agreement as well as testifying for Friedenberg over the Company's objections and in violation of his obligations to the Company. Morris was also charged with negligence in drafting the Share Exchange Agreement. The Company's lawsuit demanded damages in the amount of $1,000,000. Morris counterclaimed as a party to the Share Exchange Agreement and sought common shares. The basis of all of Mr. Morris' claims stemmed from the Friedenberg claim. In August 2001, the Company settled the lawsuit against Mr. Morris by settlement agreement dated July 27, 2001. The Company has issued 115,000 shares of the Company's common stock to Mr. Morris as settlement of all outstanding claims. The Company has agreed to file a registration statement related to these shares no later than June 1, 2002.


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

The following table presents certain financial information for the 8 months ended December 31, 2001 and 2000 respectively:

                                                                       Eight Months Ended

                                                                                    December 31,
                                                                 December 31,           2000
                                                                     2001            (unaudited)
                                                                 ------------        -----------
Revenues                                                         $ 4,055,000         $ 5,192,000
                                                                 ===========         ===========
Gross profit                                                     $ 2,331,000         $ 3,464,000
                                                                 ===========         ===========



Net loss                                                        $ (1,631,000)        $(1,274,000)
                                                                ============         ===========
Earnings per common share                                       $       (.08)        $      (.07)
                                                                ------------         -----------
Weighted average common shares outstanding                        19,345,000          18,044,000
                                                                ------------         -----------



         Net sales were $4,055,000 for the transition period compared to $5,192,000 for the eight months ended December 31, 2000. Sales to distributors were $1,409,000 for the transition period compared to $2,709,000 for the eight months ended December 31, 2000. The decrease is a result of some distributors selling competing products, including a similar product that was the subject of our patent litigation. The decline in distributor sales was partially offset by an increase in direct sales of $675,000 during the transition period and an increase in sales from our telemarketing efforts. Direct sales continued growth is consistent with management's business plan and will surpass sales from distributors during the first or second quarter of 2002. The Company's telemarketing efforts focus on smaller volume clients who are contacted directly by individuals who work out of the Company's headquarters. Efforts include but are not limited to cold calls to potential customers and direct mail campaigns.


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

         The following table sets forth the percentage relationship of selling, general and administrative costs to net sales for the transition period and the eight months ended December 31, 2000:


                                                                                 Eight Months
                                                                                Ended December
                                        Transition Period   Percent of Sales       31, 2000       Percent of Sales
                                                                                 (Unaudited)

Sales salaries and commissions           $  718,000               17.7%            $  618,000          11.9%
Sales travel                                165,000                4.1                247,000           4.7
Consulting & other selling expenses         205,000                5.1                612,000          11.8
Marketing and promotion                     168,000                4.1                492,000           9.5
Investor relations costs                    492,000               12.2                235,000           4.5
Legal fees                                  307,000                7.6                844,000          16.3
Accounting fees                             348,000                8.6                148,000           2.9
Office salaries                             695,000               17.1                507,000           9.8
Payroll taxes and insurance                 180,000                4.4                116,000           2.2
Telephone                                    84,000                2.1                100,000           1.9
Insurance                                    37,000                0.9                 29,000           0.6
Bad debts                                    58,000                1.4                  1,000           0.0
Other administrative costs                  420,000               10.4                421,000           8.1
                                         ----------                                ----------
Total selling, general &
administrative costs                     $3,877,000               95.7%            $4,370,000          84.2%
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

         Legal expenses of $844,000 in the eight months ended December 31, 2000 related primarily to the patent litigation that was settled in the fourth quarter of fiscal 2001 [see notes C & D to the financial statements]. A settlement relating to the fees was reached with the Company's attorneys following settlement of the litigation and a gain on settlement of $259,000 was recognized in the transition period. Included in our legal fees for the transition period are approximately $44,000 relating to the filing of our S-3 registration statement for registration of the shares related the equity private placement completed in August 2001, and $221,000 of accruals for legal settlements. We expect our legal fees to be significantly lower in fiscal 2002 as a result of the settlement of patent infringement litigation.

         Accounting fees increased $200,000 for the transition period compared to the same period ending December 31, 2000. This increase is primarily related to the fees for filing of the S-3 registration statement for registration of the shares related the equity private placement completed in August 2001. Accounting fees of approximately $67,000 were incurred from our prior auditors relating to the filing of our S-3 registration statement for registration of the shares related the equity private placement completed in August 2001. Further, on October 2, 2001, the Board of Directors of the Company approved the discharge of Eisner LLP (formerly known as Richard A. Eisner & Company, LLP) and the appointment of PricewaterhouseCoopers LLP as the Company's independent auditors. (See Form 8-K filed October 4, 2001, and incorporated herein by reference). This transition required coordination with both firms for the filing of our 10-QSB for the quarter ended October 31, 2001 as well as the 10-KSB for the transition period.


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

         Other administrative expenses remained flat for the eight months ending December 31, 2001 compared to the same period ending December 31, 2000. During the transition period, the Company incurred $10,000 of non-cash expense for warrants, management travel and entertainment increased $29,000 to support the transition of the CEO, purchasing department increases of $12,000 representing a full eight months in 2001 (only 4 months in 2000), increased freight costs to ship product of $19,000, building rental increases of $24,000 relating to higher rent in Kinderhook and added space in New Jersey, and D&O insurance increase of $8,000. These increases were partially offset by decreases of $92,000 in outside service fees, $8,000 in postage, $6,000 in utilities, $16,000 in miscellaneous expense and $10,000 in bank service fees.

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


         Net loss attributable to common shareholders was $1,631,000 for the transition period, resulting in basic and diluted net loss per common share of $.08 compared to a net loss of $1,274,000 in the eight months ended December 31, 2000 and a basic and diluted net loss per common share of $.07.

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

         The following table sets forth the percentage relationship of selling, general and administrative costs to net sales for both years:

                                                         2001         Percent            2000         Percent
                                                     Fiscal Year      of Sales       Fiscal Year      of Sales
                                                     -----------      --------       -----------      --------
Sales salaries and commissions                       $1,289,000        17.2%          $1,033,000        13.5%
Sales travel                                            332,000         4.4              439,000         5.7
Consulting and other selling expenses                   501,000         6.7              936,000        12.2
Marketing and promotion                                 572,000         7.6              265,000         3.5
Investor relations costs                                347,000         4.6              225,000         3.0
Legal fees                                            1,363,000        18.2              951,000        12.4
Accounting fees                                         200,000         2.7               80,000         1.1
Office salaries                                         931,000        12.5              667,000         8.7
Payroll taxes and insurance                             201,000         2.7              174,000         2.3
Telephone                                               137,000         1.8              139,000         1.8
Insurance                                                39,000         0.5               49,000         0.6
Bad debts                                                42,000         0.6               79,000         1.0
Other administrative costs                              612,000         8.2              186,000         2.4
                                                     ----------       -----           ----------       -----
Total selling, general and administrative costs      $6,566,000        87.7%          $5,223,000        68.2%

         Selling, general and administrative costs increased to $6,566,000, or 87.7% of net sales, in fiscal 2001 compared to $5,223,000, or 68.2% of net sales, in fiscal 2000. This increase was primarily due to an increase of $569,000 in salaries for additional employees in administration and sales and marketing, sign-on bonuses for new salespeople and our new Chief Executive Officer and severance costs of terminated employees in sales and marketing and our former Chief Financial Officer; increased marketing expenses of $240,000 related to the Drug Detector product; additional accounting fees of $120,000 related to our fiscal 2000 audit and costs associated with an SEC filing related to a financing; and increases in other expenses of $426,000, including directors and officers insurance, bank fees and executive recruiters. We also incurred non-cash compensation charges of $289,000 in fiscal 2001 compared to $367,000 in fiscal 2000, included in consulting expenses, in connection with compensatory stock and stock options. We completed amortization of these charges in fiscal 2001. These increases in expenses were offset, in part, by decreases of $107,000 in sales and travel expenses and $435,000 in consulting and other selling expenses.

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

         Net other income/(expense) was $510,000 in fiscal 2001 compared to net expense of $59,000. The increase was due to the settlement of our patent litigation and increased interest income in fiscal 2001.

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


         Management's plan for future operations contemplates increases in sales resulting from continued emphasis on direct sales coupled with renewed relationships with large distributors. We believe that with this increase in sales, initiatives already in place to control spending, and cash to be received from other investing and financing activities, our cash will be adequate to fund operations for the next twelve months.


         ITEM 7.       FINANCIAL STATEMENTS

         The Company's Financial Statements are set forth beginning on page F-1.


         ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On October 2, 2001, the Board of Directors of the Company approved the discharge of Eisner, LLP (formerly known as Richard A. Eisner & Company, LLP) and the appointment of PricewaterhouseCoopers LLP as the Company's independent auditors. (See Form 8-K filed October 4, 2001, and incorporated herein by reference)


PART III

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


                                           AMERICAN BIO MEDICA CORPORATION


                                              By /s/ Gerald Moore
                                              ----------------------------------
                                              Gerald Moore
                                              Chairman, President & CEO


Date:  May 31, 2002


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 31, 2002:



/s/ Gerald Moore                           Chairman, President & Chief Executive
---------------------------                Officer
Gerald Moore


/s/ Stan Cipkowski                         Executive Vice President & Director
---------------------------
Stan Cipkowski


/s/ Edmund Jaskiewicz                      Corporate Secretary & Director
---------------------------
Edmund Jaskiewicz


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


   Balance sheets                                                    F-4


   Statements of operations                                          F-5

   Statements of changes in stockholders' equity                     F-6

   Statements of cash flows                                          F-8

   Notes to financial statements                                     F-10

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



/s/PricewaterhouseCoopers LLP

Albany, New York
March 8, 2002

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of American Bio Medica Corporation


We have audited the accompanying balance sheet of American Bio Medica Corporation as of April 30, 2001 and the related statement of operations, changes in stockholders' equity and cash flows for each of the years in the two-year period ended April 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial information as of and for the period ending December 31, 2000.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimated made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of American Bio Medica Corporation as of April 30, 2001 and the results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has experienced recurring net losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Eisner LLP

(formerly Richard A. Eisner & Company, LLP)
New York, New York
June 20, 2001

With respect to Note B
July 23, 2001

AMERICAN BIO MEDICA CORPORATION


Balance Sheets

                                                                                              December 31,       April 30,
                                                                                                 2001               2001
                                           ASSETS
        Current assets
            Cash and cash equivalents                                                       $     288,000      $    265,000
            Accounts receivable - net of allowance for doubtful accounts of $70,000
            and $86,000 at December 31, 2001 and April 30, 2001, respectively                     882,000         1,010,000
            Other receivables                                                                     171,000           270,000
            Inventory                                                                           2,087,000         1,444,000
            Prepaid expenses                                                                       90,000           41,000
                                                                                            -------------------------------
            Total current assets                                                                3,518,000         3,030,000

        Property, plant and equipment, net                                                      1,455,000           348,000
        Other receivables                                                                                            80,000
        Restricted cash                                                                           106,000           146,000
        Other assets                                                                                7,000            36,000
                                                                                            -------------------------------

            Total Assets                                                                    $   5,086,000      $  3,640,000
                                                                                            ===============================

                            LIABILITIES AND STOCKHOLDERS' EQUITY
        Current liabilities
            Accounts payable                                                                $   1,064,000      $  1,453,000
            Accrued expenses                                                                      562,000           412,000
            Customer advance deposits                                                             243,000
            Wages payable                                                                         114,000           516,000
            Current portion of capital lease obligations                                           19,000            25,000
            Current portion of notes payable                                                       24,000
                                                                                            -------------------------------
            Total current liabilities                                                           2,026,000         2,406,000

            Long-term portion of capital lease obligations                                         10,000            21,000
            Long-term portion of notes payable                                                    696,000
                                                                                            -------------------------------
            Total liabilities                                                                   2,732,000         2,427,000

        Stockholders' equity:
            Preferred stock; par value $.01 per share; 5,000,000 shares authorized, none issued and outstanding
            Common stock; par value $.01 per share; 50,000,000 shares authorized;                 207,000           180,000
              20,609,548 shares issued and outstanding at December 31, 2001 and
              17,995,548 at April 30, 2001
            Treasury stock, at cost, 25,000 shares                                                (23,000)
            Additional paid-in capital                                                         17,765,000        15,052,000
            Due from Officer/Director/Shareholder                                                (437,000)         (472,000)
            Subscription receivable                                                                (5,000)           (5,000)
            Unearned portion of compensatory options                                                                (19,000)
            Unrealized loss on investments available for sale
            Accumulated deficit                                                               (15,154,000)      (13,523,000)
                                                                                            -------------------------------

            Total stockholders' equity                                                          2,353,000         1,213,000
                                                                                            -------------------------------

            Total liabilities and stockholders' equity                                      $   5,086,000      $  3,640,000
                                                                                            ===============================

See notes to financial statements

AMERICAN BIO MEDICA CORPORATION


Statements of Operations


                                                                         For the Eight         For the Year        For the Year
                                                                         Months Ended             Ended                Ended
                                                                         December 31,            April 30,           April 30,
                                                                             2001                   2001                2000

                Net sales                                               $   4,055,000        $    7,484,000       $   7,653,000

                Cost of goods sold                                          1,724,000             2,571,000           3,602,000
                                                                        -------------------------------------------------------

                Gross profit                                                2,331,000             4,913,000           4,051,000
                                                                        -------------------------------------------------------

                Operating expenses (income):
                   Selling, general and administrative                      3,877,000             6,566,000           5,223,000
                   Depreciation and amortization                               90,000               123,000             106,000
                   Research and development                                   289,000               614,000             799,000
                   Gain on settlement                                        (259,000)
                                                                            ---------
                                                                        -------------------------------------------------------

                Operating loss                                             (1,666,000)           (2,390,000)         (2,077,000)
                                                                        -------------------------------------------------------

                Other income (expense):
                   Loss on sale of investments                                                     (124,000)           (122,000)
                   Loss on disposition of assets                               (4,000)              (60,000)
                   Licensing and royalty settlement                                                 604,000
                   Interest income                                             51,000               106,000              84,000
                   Interest expense                                           (12,000)              (16,000)            (21,000)
                                                                        -------------------------------------------------------


                Net loss                                                   (1,631,000)           (1,880,000)         (2,136,000)

                Adjustments:
                   Preferred stock beneficial conversion feature                                                        (57,000)
                   Preferred stock dividends                                                                            (82,000)
                                                                        -------------------------------------------------------

                Net loss attributable to common shareholders            $  (1,631,000)       $   (1,880,000)      $  (2,275,000)
                                                                        =============        ==============       =============

                Basic and diluted loss per common share                         $(.08)                $(.10)              $(.15)
                                                                                =====                ======              ======

                Weighted average number of shares outstanding -
                basic and diluted                                          19,345,000            18,034,000          15,481,000
                                                                           ==========            ==========          ==========


See notes to financial statements

AMERICAN BIO MEDICA CORPORATION

Statements of Changes in Stockholders' Equity


                                  Preferred      Common Stock                     Additional                      Due from
                                    Stock    ---------------------    Treasury      Paid-in    Subscription   Officer/Director
                                    Shares     Shares      Amount       Stock       Capital     Receivable       Shareholder
                                  ---------  ----------   --------   -----------  -----------  ------------   ----------------
Balance - April 30, 1999            1,536    14,875,190   $149,000                $12,326,000     $(9,000)

Preferred "D" shares converted to
    common shares                  (1,647)    1,445,759     14,000                    (14,000)
Dividends paid to holders of
    Preferred "D" shares"
         Preferred shares             111                                             112,000
         Cash
Fair value of compensatory stock
    Options                                                                            83,000
Common shares issued in a private
    Placement                                 1,408,450     14,000                  1,986,000
Exercise of common stock options                 17,649
Common stock and common stock
    options issued to consultants,
    net of amortization                         300,000      3,000                    721,000
Cancellation of common stock                     (1,500)                               (4,000)      4,000
Amortization of compensatory
    stock options
Net loss
Other comprehensive loss:
    Unrealized loss on securities
         available for sale

Comprehensive loss
                                  -------    ----------   --------   -----------  -----------  ----------      ----------------

Balance - April 30, 2000                0    18,045,548    180,000             0   15,210,000      (5,000)


Warrant registration penalty                                                           26,000
Cancellation of common stock                    (50,000)                              (38,000)
Amortization of compensatory
   stock and options
Non-employee granted options
   fully vested                                                                      (165,000)
Common stock options issued
    to consultants                                                                     19,000
Due from officer/director/
   shareholder repayable
   with common stock                                                                                                   (472,000)
Net loss
Other comprehensive loss:
Net change in unrealized loss on
   securities available for sale

Comprehensive loss
                                  -------    ----------   --------   -----------  -----------  ----------      ----------------

Balance - April 30, 2001                0    17,995,548    180,000             0   15,052,000      (5,000)             (472,000)

[RESTUB]

                                                                    Accumulated
                                                                        Other
                                   Comprehensive      Unearned      Comprehensive  Accumulated
                                        Loss        Compensation         Loss         Deficit        Total
                                   -------------    ------------    -------------  ------------    ----------
Balance - April 30, 1999                             $ (13,000)       $(56,000)    $(9,424,000)    $2,973,000

Preferred "D" shares converted to
    common shares
Dividends paid to holders of
    Preferred "D" shares"
         Preferred shares                                                              (82,000)        30,000
         Cash                                                                           (1,000)        (1,000)
Fair value of compensatory stock
    Options                                                                                            83,000
Common shares issued in a private
    Placement                                                                                       2,000,000
Exercise of common stock options
Common stock and common stock
    options issued to consultants,
    net of amortization                               (452,000)                                       272,000
Cancellation of common stock
Amortization of compensatory
    stock options                                       11,000                                         11,000
Net loss                           $(2,136,000)                                     (2,136,000)    (2,136,000)
Other comprehensive loss:
    Unrealized loss on securities
         available for sale            (21,000)                        (21,000)                       (21,000)
                                   -----------
Comprehensive loss                 $(2,157,000)
                                   ===========      ----------      ----------     -----------     ----------

Balance - April 30, 2000                              (454,000)        (77,000)    (11,643,000)     3,211,000


Warrant registration penalty                                                                           26,000
Cancellation of common stock                                                                          (38,000)
Amortization of compensatory
   stock and options                                   289,000                                        289,000
Non-employee granted options
   fully vested                                        165,000
Common stock options issued
    to consultants                                     (19,000)
Due from officer/director/
   shareholder repayable                                                                             (472,000)
   with common stock
Net loss                            (1,880,000)                                     (1,880,000)    (1,880,000)
Other comprehensive loss:
Net change in unrealized loss on
   securities available for sale        77,000                          77,000                         77,000
                                   -----------
Comprehensive loss                  (1,803,000)
                                   ===========      -----------     ----------     -----------     ----------

Balance - April 30, 2001                               (19,000)              0     (13,523,000)     1,213,000

AMERICAN BIO MEDICA CORPORATION


                                  Preferred      Common Stock                     Additional                      Due from
                                    Stock    ---------------------    Treasury      Paid-in    Subscription   Officer/Director
                                    Shares     Shares      Amount       Stock       Capital     Receivable       Shareholder
                                  ---------  ----------   --------   -----------  -----------  ------------   ----------------
Balance - April 30, 2001                0    17,995,548    180,000            0    15,052,000       (5,000)           (472,000)

Equity private placement                      2,549,000     26,000                  2,306,000
Amortization of compensatory
   stock and options
Shares issued in settlement
   of litigation                                115,000      1,000                    105,000
Options issued as severance                                                            85,000
Due from officer/director/
   shareholder accrued interest                                                                                        (36,000)
Warrants issued for
   financial advisory services                                                        265,000
Shares received as payment
   on loan                                      (50,000)                (23,000)      (48,000)                          71,000
Net loss

Comprehensive loss
                                  ---------  ----------   --------      -------   -----------  -----------    ----------------
Balance-December 31, 2001                 0  20,609,548   $207,000      (23,000)  $17,765,000  $    (5,000)   $       (437,000)
                                  =========  ==========   ========      =======   ===========  ===========    ================

[RESTUB]

                                                                   Accumulated
                                                                       Other
                                  Comprehensive      Unearned      Comprehensive  Accumulated
                                       Loss        Compensation         Loss         Deficit        Total
                                  -------------    ------------    -------------  ------------    ----------
Balance - April 30, 2001                               (19,000)               0   (13,523,000)     1,213,000

Equity private placement                                                                           2,176,000
Amortization of compensatory
   stock and options                                    19,000
Shares issued in settlement
   of litigation                                                                                     106,000
Options issued as severance                                                                           85,000
Due from officer/director/
   shareholder accrued interest                                                                      (36,000)
Warrants issued for
   financial advisory services                                                                       265,000
Shares received as payment
   on loan
Net loss                            $(1,631,000)                                  $(1,631,000)    (1,631,000)
                                    -----------
Comprehensive loss                  $(1,631,000)
                                    ===========      ---------       ----------  ------------     ----------
Balance-December 31, 2001                            $       0       $        0  $(15,154,000)    $2,353,000
                                                     =========       ==========  ============     ==========

AMERICAN BIO MEDICA CORPORATION

Statements of Cash Flows

                                                                       Eight Months
                                                                           Ended                   For the year ended
                                                                        December 31,           April 30,          April 30,
                                                                            2001                 2001               2000
                                                                            ----                 ----               ----
        Cash flows from operating activities:
         Net loss                                                     $   (1,631,000)       $  (1,880,000)     $  (2,136,000)
         Adjustments to reconcile net loss:
            Amortization and depreciation                                     90,000              123,000            106,000
            Penalty charge for late registration                                                   26,000
            Allowance for note receivable, net                                                                       105,000
            Provision for bad debts                                          (16,000)              (5,000)            11,000
            Compensatory stock and stock options                             477,000              289,000            367,000
            Accrued interest on due from
              officer/director/shareholder                                   (36,000)             (55,000)           (23,000)
            Loss on disposition of assets                                      5,000              184,000             14,000
            Changes in:
              Accounts receivable (and notes receivable in 1999)             144,000              145,000           (197,000)
              Other receivables                                              179,000             (350,000)
              Inventory                                                     (644,000)            (112,000)           356,000
              Prepaid expenses                                               (49,000)               5,000             51,000
              Restricted cash                                                 40,000              (34,000)
              Other assets                                                    29,000               18,000            (35,000)
              Accounts payable                                              (389,000)             140,000            394,000
              Accrued expenses                                               150,000               70,000            141,000
              Customer advance deposits                                      243,000
              Wages payable                                                 (402,000)             516,000
                                                                      ------------------------------------------------------

                 Net cash used in operating activities                    (1,810,000)            (920,000)          (846,000)
                                                                      ------------------------------------------------------

        Cash flows from investing activities:
         Purchase of property, plant and equipment                        (1,202,000)             (73,000)          (145,000)
         Purchase of investments                                                                                     (73,000)
         Loan to BioSys, Inc.                                                                    (100,000)          (280,000)
         Proceeds from sales and maturity of investments                                          407,000            571,000
         Collections on note receivable                                                                               23,000
         Loans to officer/director/shareholder                                                   (120,000)           (32,000)
                                                                      ------------------------------------------------------

                 Net cash (used in) provided by investing activities      (1,202,000)             114,000             64,000
                                                                      ------------------------------------------------------

        Cash flows from financing activities:
          Proceeds from private placement                                  2,332,000                               2,000,000
          Cash dividends paid                                                                                         (1,000)
          Repayment of note payable to shareholder                                               (125,000)          (130,000)
          Proceeds from debt financing                                       720,000
          Repayment of capital lease obligations                             (17,000)             (11,000)           (11,000)
                                                                      ------------------------------------------------------
                 Net cash provided by (used in) financing activities       3,035,000             (136,000)         1,858,000
                                                                      ------------------------------------------------------

                 Net increase (decrease) in cash and cash equivalents         23,000             (942,000)         1,076,000
        Cash and cash equivalents - beginning of period                      265,000            1,207,000            131,000
                                                                      ------------------------------------------------------
        Cash and cash equivalents - end of period                     $      288,000        $     265,000      $   1,207,000
                                                                      ======================================================

AMERICAN BIO MEDICA CORPORATION

                                                                       Eight Months
                                                                           Ended                   For the year ended
                                                                        December 31,           April 30,          April 30,
                                                                            2001                 2001               2000
                                                                            ----                 ----               ----
        Supplemental disclosures of cash flow information:
         Cash paid during the year for:
            Interest                                                  $       12,000        $      16,000      $       8,000

        Noncash activities:
         Common shares issued in connection with stock dividends
             to holders of preferred stock                                                                           111,000
         Dividend accrued, not yet paid
         Acquisition of property under capital leases                                              10,000
         Settlement of registration rights agreement
         Sale of book business and related assets for a note
             receivable                                                                                              205,000
         Cancellation of common stock                                                                                  4,000
         Preferred stock converted to common stock                                                                 1,647,000
         Common stock received in repayment of loan from                      71,000               38,000
             officer/director/shareholder
         Conversion of equity investment in BioSys, Inc.                                          380,000
         Non-employee options granted fully vested                                                165,000




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

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2001


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

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2001


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

[14]  Reclassifications:

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

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2001



NOTE C - LICENSING AND ROYALTY SETTLEMENT

          On April 3, 2001, the Company settled the patent infringement lawsuit (see Note N[3]) against Phamatech Inc. (Phamatech) and the other defendants. The agreement establishes a license and royalty arrangement under which Phamatech will continue to market its line of products for drugs-of-abuse testing, and the Company will be paid a percentage of revenues from this product. In return, the Company dismissed the lawsuit against Phamatech and the other defendants. No significant royalties from the continued sale of products are expected. Under the terms of the settlement, each party has agreed not to disclose to any third parties the terms and conditions of this agreement.


NOTE D - RECLASSIFICATION

          An amount originally reported as an extraordinary gain of $259,000 related to a negotiated settlement of outstanding obligations to a former attorney has been reclassified to a gain on settlement for the year ended December 31, 2001.


NOTE E - INVENTORY

          Inventory is comprised of the following:

                                                                                           December 31, 2001        April 30, 2001
                                                                                           -----------------        --------------

                         Raw Materials                                                          $   913,000           $   571,000
                         Work In Process                                                            597,000               373,000
                         Finished  Goods  including  $167,000 held on  consignment on
                            December 31, 2001 and $199,000 on April 30, 2001 net
                            of reserve for returns of $112,000 and $0 at
                            December 31, 2001 and April 30, 2001, respectively
                                                                                                    577,000               500,000
                                                                                                -----------           -----------
                                                                                                $ 2,087,000           $ 1,444,000
                                                                                                ===========           ===========

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

          Property, plant and equipment, at cost, are as follows:

                                                                                  December 31,           April 30,
                                                                                      2001                 2001
                                                                                  ------------          ---------
                       Land                                                      $     222,000
                       Buildings and improvements                                      835,000         $   62,000
                       Manufacturing and warehouse equipment, including $42,000
                         and $23,000 in leased equipment at December 31, 2001 and
                         April 30, 2001, respectively                                  584,000            378,000
                       Office equipment, including $29,000 and $60,000 in leased
                         equipment at December 31, 2001 and April 30, 2001,
                         respectively                                                  240,000            255,000
                                                                                  ------------          ---------
                                                                                     1,881,000            695,000
                       Less accumulated depreciation                                   426,000            347,000
                                                                                  ------------          ---------
                                                                                  $  1,455,000          $ 348,000
                                                                                  ============          =========

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2001




          Depreciation and amortization expense was $90,000, $123,000 and $106,000 for the transition period ended December 31, 2001 and the fiscal years ended April 30, 2001 and 2000, respectively.


NOTE G - DUE FROM OFFICER/DIRECTOR/SHAREHOLDER

          At December 31, 2001 and April 30, 2001, the Company has a loan due from an officer/director/shareholder for $437,000 and $472,000, respectively, partially evidenced by a note bearing interest at 11.5% per annum and payable on demand.


          During the first quarter of the year ended April 30, 2001 and during the year ended April 30, 2000, the Company advanced $120,000 and $32,000, respectively to the officer/director/shareholder. Interest income in connection with the note receivable for the transition period ended December 31, 2001 and the fiscal years ended April 30, 2001 and 2000 was $36,000, $55,000, and $23,000
respectively.


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

NOTE I - DEBT

          Long term debt at December 31, 2001 consisted of the following:

                                                                                                     December 31, 2001
                                                                                                   ----------------------
                          Hudson River Bank and Trust Co.:
                              Mortgage payable in equal monthly installments of $3,209 including interest at 8.75% through January 1, 2012 with a final lump sum payment of $255,000 at maturity, collateralized by the building
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
                                                                                                          =========

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2001



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
                                                   ---------
                                                   $ 720,000
                                                   =========

NOTE J - CAPITAL LEASE OBLIGATIONS

          The Company leases certain equipment under a capital lease. As of December 31, 2001 and April 30, 2001, minimum future lease payments on the capital leases are as follows:


                                                                       December 31, 2001    April 30, 2001
                                                                      ------------------- ------------------
           2002                                                          $    22,000        $     27,000
           2003                                                                9,000              22,000
           2004                                                                1,000               5,000
                                                                         -----------        ------------
           Total future minimum lease payments                                32,000              54,000
           Less amounts representing interest                                 (3,000)             (8,000)
                                                                         -----------        ------------
           Present value of minimum lease payments                       $    29,000        $     46,000
           Less current portion of capital lease payments
                                                                             (19,000)            (25,000)
                                                                         -----------        ------------
           Long term portion of capital lease obligations
                                                                         $    10,000        $     21,000
                                                                         ===========        ============

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2001



Note K - Income Taxes

          A reconciliation of the U.S. Federal statutory income tax rate to the effective income tax rate is as follows:

                                                                           Transition
                                                                          Period Ended               Year Ended
                                                                       December 31, 2001           April 30, 2001
                                                                       -----------------           --------------
          Tax benefit at federal statutory rate                               (34%)                    (34%)
          State tax benefit, net of federal tax effect                         (5)                      (5)
          Valuation allowance                                                  39                       39
                                                                       -----------------           --------------
          Effective income tax rate                                             0%                       0%
                                                                       =================           ==============


          Significant components of the Company's deferred tax assets are as follows:

                                                                      December 31, 2001            April 30, 2001
                                                                      -----------------            --------------
          Inventory                                                   $        68,000              $       16,000
          Stock based compensation                                            291,000                           -
          Allowance for doubtful accounts                                      27,000                      34,000
          Property, plant, and equipment                                      (84,000)                          -
          Capital losses                                                       41,000                           -
          Net operating loss carry-forward                                  4,290,000                   3,762,000
                                                                      ---------------              --------------
          Total gross deferred tax assets                                   4,633,000                   3,812,000
          Less valuation allowance                                         (4,633,000)                 (3,812,000)
                                                                      ---------------              --------------
          Net deferred tax assets                                     $             -              $            -
                                                                      ===============              ==============

          The valuation allowance for deferred tax assets as of December 31, 2001 and April 30, 2001 was $4,633,000 and $3,812,000 respectively. The net change in the total valuation allowance was an increase of $821,000 for the eight months ended December 31, 2001 and an increase of $312,000 for the year ended April 30, 2001.


          At December 31, 2001 the Company has Federal and New York state net operating loss carry forwards for income tax purposes of approximately $11,001,000 which begin to expire in 2009. The Company has federal and New York state capital losses of approximately $105,000, which begin to expire in 2005.


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

NOTE L - STOCKHOLDERS' EQUITY

[1]   Preferred stock:

          During April 1998, the Company completed a private placement in which it netted proceeds of approximately $2,312,000 through the sale of 2,500 shares of 8% Series D Convertible Preferred Shares with a stated value of $1,000 per share. Each Preferred Share was convertible at the lesser of (i) 95% of the

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2001



NOTE L - STOCKHOLDERS' EQUITY CONTINUED

[1]   Preferred stock (continued):

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

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2001




NOTE L - STOCKHOLDERS' EQUITY CONTINUED

[3]   August 2001 Private Placement (continued):


          In consideration of services as placement agents in the August 2001 private placement, the Company issued 203,920 warrants to purchase one common share at an exercise price of $1.20 per share, exercisable during a 54 month period beginning on February 22, 2002 to Brean Murray and Co., Inc. and their sub-agents.


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

[5]   Stock options:

          Stock option activity is summarized as follows:

                               Eight months ended December 31,                    Year ended April 30,
                               -------------------------------   ------------------------------------------------------
                                             2001                         2001                        2000
                               -------------------------------   ------------------------      ------------------------
                                               Weighted                       Weighted                     Weighted
                                                Average                        Average                       Average
                                   Shares    Exercise Price      Shares    Exercise Price      Shares    Exercise Price
Options outstanding at
beginning of year                3,620,000       $2.15          2,990,000      $2.63          1,976,000       $3.02
Granted                            966,000        1.05          1,173,000       1.19          1,858,000        2.45
Exercised                                0        0.00                          0.00            (67,000)       2.96
                                                                        0
Cancelled/expired                 (212,000)       2.85           (543,000)      2.88           (777,000)       3.00
                                 ---------                      ---------                     ---------
Options outstanding at end
of year
                                 4,374,000        1.85          3,620,000       2.15          2,990,000        2.63
                                 =========                      =========                     =========
Options exercisable at end
of year                          2,525,000        2.42          2,418,000       2.54          2,558,000        2.67
                                 =========                      =========                     =========


                 The following table presents information relating to stock options outstanding at December 31, 2001:

                                                              Options Outstanding                        Options Exercisable
                                                ---------------------------------------------         ------------------------
                                                               Weighted           Weighted                           Weighted
                                                                Average            Average                            Average
                  Range of Exercise                             Exercise          Remaining                          Exercise
                        Price                      Shares        Price          Life in Years            Shares        Price
                  -----------------              ---------     ---------        -------------          ----------    --------
                    $0.85 - $1.99                1,920,500       $0.98               8.59                 229,250       $1.38
                                                 =========                                              =========
                    $2.00 - $3.00                1,992,000       $2.41               4.87               1,859,500       $2.40
                                                 =========                                              =========
                    $3.01 - $3.50                  461,250       $3.03               1.23                 436,250       $3.04
                                                 =========                                              =========

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2001


NOTE L - STOCKHOLDERS' EQUITY CONTINUED


[5]    Stock options (continued):

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

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2001



NOTE L - STOCKHOLDERS' EQUITY CONTINUED

[7]   Stock-based compensation (continued):

                                                                Eight months ended                     Year Ended
                                                                    December 31,                        April 30,
                                                                       2001                      2001               2000
                                                                -----------------------------------------------------------
                   Net Loss:
                       As reported                                  $(1,631,000)             $(1,880,000)       $(2,136,000)
                       Pro forma                                    $(2,325,000)              (2,144,000)        (3,684,000

                   Basic and diluted loss per share
                       As reported                                        $(.08)                   $(.10)             $(.15)
                       Pro forma                                          $(.12)                   $(.11)             $(.24)


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

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2001

NOTE N - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (continued)

          In June 1995 the Company filed a lawsuit against Jackson Morris, the lawyer engaged to draft and advise the Company on the Share Exchange Agreement with Dr. Robert Friedenberg. Morris, who had been Note N - Commitments, Contingencies and Other Matters (CONTINUED)

[3]   Litigation (continued):

recommended to the Company by Dr. Friedenberg and whose fees were paid by the Company, was alleged to have breached his fiduciary duty to the Company in several ways, including by later advising Friedenberg, individually, on how to rescind the Share Exchange Agreement as well as testifying for Friedenberg over the Company's objections and in violation of his obligations to the Company. Morris was also charged with negligence in drafting the Share Exchange Agreement. The Company's lawsuit demanded damages in the amount of $1,000,000. Morris counterclaimed as a party to the Share Exchange Agreement and sought common shares. The basis of all of Mr. Morris' claims stemmed from the Friedenberg claim. In August 2001, the Company settled the lawsuit against Mr. Morris by settlement agreement dated July 27, 2001. The Company has issued 115,000 shares of the Company's common stock to Mr. Morris as settlement of all outstanding claims. The Company has agreed to file a registration statement related to these shares no later than June 1, 2002.

NOTE O - TRANSITION PERIOD COMPARATIVE DATA:

          The following table presents certain financial information for the 8 months ended December 31, 2001 and 2000 respectively.


                                                                      Eight Months Ended
                                                               December 31,       December 31,
                                                                  2001                2000
                                                                                   (unaudited)
                                                               ---------------------------------
                Revenues                                         $ 4,055,000         $ 5,192,000
                                                                 ===========         ===========
                Gross profit                                     $ 2,331,000         $ 3,464,000
                                                                 ===========         ===========



                Net Income                                       $(1,631,000)        $(1,274,000)
                                                                 ===========         ===========
                Loss per common share                            $      (.08)        $      (.07)
                                                                 -----------         -----------
                Weighted average common shares outstanding        19,345,000          18,044,000
                                                                 -----------         -----------

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2001



NOTE P - GEOGRAPHIC INFORMATION

          Information concerning net sales by principal geographic location is as follows:

                                                   December 31,         December 31,          April 30,           April 30,
                                                       2001                 2000                 2001                2000
                                                                        (unaudited)
                                                 ---------------------------------------------------------------------------
                   United States                 $    3,505,000        $   4,561,000        $   6,312,000      $   7,073,000
                   North America (not                   397,000              449,000              867,000            276,000
                   domestic)
                   Europe                               123,000               98,000              150,000            155,000
                   Asia/Pacific Rim                      23,000               18,000               55,000             11,000
                   South America                          8,000               66,000              100,000            138,000
                                                 --------------        -------------        -------------      -------------
                                                 $    4,055,000        $   5,192,000        $   7,484,000      $   7,653,000
                                                 ==============        =============        =============      =============



Number                                                  Description of Exhibits
------                                                  -----------------------
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

(3) Filed as the exhibit number listed to the Company's Form 10-KSB filed on August 13, 2001 and incorporated herein by reference.

(4) Filed as the exhibit number listed to the Company's Form S-3 filed on September 26, 2001 and incorporated herein by reference.