Form 10QSB
period 2002-06-30
AMERICAN BIO MEDICA CORP
filed 2002-08-08
CIK 896747

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2002.


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

     20,609,548 Common Shares as of August 7, 2002



     Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                     PART I
                              FINANCIAL INFORMATION
                         American Bio Medica Corporation
                      Balance Sheets June 30, December 31,

                                                                         2002          2001
                                                                     (Unaudited)
                                                                    ------------    ------------
                               Assets
Current assets:
      Cash and cash equivalents                                     $    537,000    $    288,000
      Accounts receivable, net of allowance for doubtful
       accounts of $70,000 at June 30, 2002 and
       December 31, 2001                                               1,447,000         882,000
      Other receivables                                                   91,000         171,000
      Inventory                                                        1,705,000       2,087,000
      Prepaid expenses and other current assets                           47,000          90,000
                                                                    ------------    ------------

  Total current assets                                                 3,827,000       3,518,000

Property, plant and equipment, net                                     1,423,000       1,455,000
Restricted cash                                                                          106,000
Other assets                                                               7,000           7,000
                                                                    ------------    ------------

Total Assets                                                        $  5,257,000    $  5,086,000
                                                                    ============    ============

                Liabilities and Stockholders' Equity
Current liabilities:
      Accounts payable                                              $    893,000    $  1,064,000
      Accrued expenses                                                   435,000         562,000
      Customer advance deposits                                          162,000         243,000
      Wages payable                                                      209,000         114,000
      Current portion of capital lease obligations                        17,000          19,000
      Current portion of notes payable                                    41,000          24,000
                                                                    ------------    ------------

 Total current liabilities                                             1,757,000       2,026,000

  Long term portion of capital lease obligations                           2,000          10,000
  Long term portion of notes payable                                     687,000         696,000
  Long term portion of unearned grant                                     50,000
                                                                    ------------    ------------

 Total liabilities                                                     2,496,000       2,732,000
                                                                    ------------    ------------

Stockholders' equity:
  Preferred stock; par value $.01 per share; 5,000,000
    shares authorized; none issued and outstanding
    Common stock; par value $.01 per share;
 50,000,000 shares authorized; 20,609,548 shares
    issued and outstanding at June 30, 2002 and
    December 31, 2001                                                    207,000         207,000
Additional paid-in capital                                            17,817,000      17,765,000
Subscription receivable                                                                   (5,000)
Due from officer/director/shareholder (collateralized by
    1,000,000 shares of the Company's common stock)                     (416,000)       (437,000)
Treasury stock                                                                           (23,000)
Accumulated deficit                                                  (14,847,000)    (15,154,000)
                                                                    ------------    ------------

Total stockholders' equity                                             2,761,000       2,353,000
                                                                    ------------    ------------

Total liabilities and stockholders' equity                          $  5,257,000    $  5,086,000
                                                                    ============    ============

                 See accompanying notes to financial statements

                         American Bio Medica Corporation
                            Statements of Operations
                                   (Unaudited)

                                                                          For The Six Months Ended
                                                                                  June 30,
                                                                         ----------------------------
                                                                             2002            2001
                                                                         ------------    ------------

Net sales                                                                $  4,872,000    $  3,362,000

Cost of goods sold                                                          2,120,000       1,183,000
                                                                         ------------    ------------

Gross profit                                                                2,752,000       2,179,000
                                                                         ------------    ------------

Operating expenses:
    Research and development                                                  169,000         320,000
    Selling and marketing                                                   1,142,000       1,228,000
    General and administrative                                              1,156,000       1,839,000
                                                                         ------------    ------------
                                                                            2,467,000       3,387,000
                                                                         ------------    ------------

Operating income/(loss)                                                       285,000      (1,208,000)
                                                                         ------------    ------------

Other income (expense):
   Loss on disposition of assets                                                             (169,000)
   Other income                                                                               600,000
   Interest income                                                             45,000          35,000
   Interest expense                                                           (24,000)        (12,000)
                                                                         ------------    ------------
                                                                               21,000         454,000
                                                                         ------------    ------------

Net income/(loss) attributable to common shareholders                    $    306,000    $   (754,000)
                                                                         ============    ============

Basic and diluted income/(loss) per common share                         $       0.02    $      (0.04)
                                                                         ============    ============

Fully diluted income/(loss) per common share                             $       0.01    $      (0.04)
                                                                         ============    ============

 Weighted average shares outstanding -
    basic                                                                  20,609,548      18,006,460
 Dilutive effect of stock options and warrants                                861,068
                                                                         ------------    ------------
 Weighted average shares outstanding - fully
    diluted                                                                21,470,616      18,006,460
                                                                         ============    ============




                 See accompanying notes to financial statements

                         American Bio Medica Corporation
                            Statements of Operations
                                   (Unaudited)


                                                                     For The Three Months Ended
                                                                               June 30,
                                                                    ----------------------------
                                                                         2002            2001
                                                                    ------------    ------------

Net sales                                                           $  2,663,000    $  1,463,000

Cost of goods sold                                                     1,179,000         417,000
                                                                    ------------    ------------

Gross profit                                                           1,484,000       1,046,000
                                                                    ------------    ------------

Operating expenses:
    Research and development                                              37,000         145,000
    Selling and marketing                                                608,000         731,000
    General and administrative                                           593,000         909,000
                                                                    ------------    ------------
                                                                       1,238,000       1,785,000
                                                                    ------------    ------------

Operating income/(loss)                                                  246,000        (739,000)
                                                                    ------------    ------------

Other income (expense):
   Gain/(Loss) on disposition of assets                                                 (166,000)
   Other income                                                                          600,000
   Interest income                                                        18,000          21,000
   Interest expense                                                      (12,000)         (5,000)
                                                                    ------------    ------------
                                                                           6,000         450,000
                                                                    ------------    ------------

Net income/(loss) attributable to common shareholders               $    252,000    $   (289,000)
                                                                    ============    ============

Basic and diluted income/(loss) per common share                    $       0.01    $      (0.02)
                                                                    ============    ============

 Weighted average shares outstanding -
    basic                                                             20,609,548      17,995,548
 Dilutive effect of stock options and warrants                           861,068
                                                                    ------------    ------------
 Weighted average shares outstanding - fully
    diluted                                                           21,470,616      17,995,548
                                                                    ============    ============

                 See accompanying notes to financial statements

                         American Bio Medica Corporation
                            Statements of Cash Flows
                                   (Unaudited)


                                                                                             For The Six Months Ended
                                                                                                      June,
                                                                                             ------------------------
                                                                                                  2002         2001
                                                                                               ---------    ---------
Cash flows from operating activities:
 Net income/(loss)                                                                             $ 306,000    $(754,000)
  Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
     Depreciation                                                                                 75,000       62,000
     Non cash compensation expense                                                                16,000     (166,000)
     Accrued interest, related party                                                             (26,000)     (29,000)
     Loss on sale of investments                                                                              102,000
     Changes in:
       Accounts receivable                                                                      (565,000)     564,000
       Other receivables                                                                          80,000       74,000
       Inventory                                                                                 383,000     (144,000)
       Prepaid expenses and other current assets                                                  43,000        7,000
       Restricted cash                                                                           106,000
       Accounts payable                                                                         (171,000)    (128,000)
       Accrued expenses                                                                         (128,000)     211,000
       Wages payable                                                                              94,000      310,000
       Customer advance deposits                                                                 (81,000)
                                                                                               ---------    ---------
         Net cash provided by operating activities                                               132,000      109,000
                                                                                               ---------    ---------

Cash flows from investing activities:
  Purchase of property, plant and equipment                                                      (43,000)    (104,000)
  Proceeds from sale of investments                                                                            18,000
                                                                                               ---------    ---------
         Net cash provided by/(used in) investing activities                                     (43,000)     (86,000)
                                                                                               ---------    ---------

Cash flows from financing activities:
  Proceeds from convertible grant                                                                 50,000
  Proceeds from sale of treasury stock                                                           111,000
  Proceeds from revolving line of credit                                                          20,000
  Long term debt payments                                                                         (8,000)
  Revolving line of credit payments                                                               (3,000)
  Settlement of registration rights agreement                                                                  26,000
  Capital lease payments                                                                         (10,000)      (7,000)
                                                                                               ---------    ---------
         Net cash provided by financing activities                                               160,000       19,000
                                                                                               ---------    ---------

Net increase in cash and cash equivalents                                                        249,000       42,000
Cash and cash equivalents - beginning of period                                                  288,000       91,000
                                                                                               ---------    ---------

Cash and cash equivalents - end of period                                                      $ 537,000    $ 133,000
                                                                                               =========    =========

Supplemental disclosures of cash flow information
  Cash paid during year for:
   Interest                                                                                    $  13,000    $   8,000
                                                                                               =========    =========

                 See accompanying notes to financial statements

Notes to financial statements (unaudited)

                                  June 30, 2002

Note A - Basis of Reporting

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items), which are considered necessary for a fair presentation of the financial position of American Bio Medica Corporation (the "Company" or "ABMC") at June 30, 2002, and the results of its operations, and cash flows for the six month and three-month periods then ended. The results of operations for the six-month and three month periods ended June 30, 2002 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the Company's audited financial statements and related disclosures for the eight months ended December 31, 2001 included in the Company's Form 10-KSB.

         During the eight months ended December 31, 2001, the Company sustained a net loss of $1,631,000 including other income of $259,000 resulting from a settlement for outstanding amounts owed to the Company's former legal counsel in its patent litigation and had net cash outflows from operating activities of $1,810,000. During the six months ended June 30, 2002, the Company had net income of $306,000, and had net cash provided by operating activities of $132,000. The Company continued to take steps to improve its financial prospects including penetrating the direct sales market, acquiring the technology and resources necessary to enter the forensic market for testing for abuse of Oxycodone, penetrating the market for the OralStat6 saliva based drug of abuse test and other measures to enhance profit margins. The Company believes that its current cash balances, and cash generated from operations will be sufficient to fund operations for the next twelve months. If cash generated from operations is insufficient to satisfy the Company's working capital and capital expenditure requirements, the Company may be required to sell additional equity or debt securities or obtain additional credit facilities. There is no assurance that such financing will be available or that the Company will be able to complete financing on satisfactory terms, if at all.


NEW ACCOUNTING STANDARDS

         On June 29, 2001, Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," was approved by the Financial Accounting Standards Board (FASB). SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001. The Company has adopted this Standard, however, the adoption of this Standard did not have a material effect on our financial condition, results of operations or cash flows.

         On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. We adopted SFAS No. 142 effective January 1, 2002, however the adoption of this Standard did not have a material effect on our financial condition, results of operations or cash flows.

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

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of APB No. 30. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company has adopted this Standard, however, the adoption of this Standard did not have a material effect on our financial condition, results of operations or cash flows.

         In May 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB 13, and Technical Corrections as of April, 2002." This statement rescinds previously issued pronouncements relating to reporting gains and losses from extinguishments of debt to satisfy sinking-fund requirements, and accounting for intangible assets of motor carriers, amends the pronouncement on accounting for leases, and also amends various other pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company does not believe that this statement will have a material impact on its financial statements.


Note B - Net Income or Loss Per Common Share

         Basic net income or loss per share is calculated by dividing the net income or loss by the weighted average number of outstanding common shares during the period. Diluted net income or loss per share includes the weighted average dilutive effect of stock options and warrants.

Note C - Litigation

         In June 1999, Richard Davidson filed a lawsuit against the Company in New York. Davidson claims that two placement memoranda dated September 15, 1992 and February 5, 1993, obligates the Company to issue him 1,155,601 ABMC common shares. He claims he is entitled to the common shares in consideration of brokering the acquisitions subject to the Share Exchange Agreement with Dr. Robert Friedenberg (Friedenberg also filed suit against the Company and the case was dismissed in September 1999). In addition, Davidson is claiming a finder's fee of 5% of the funds raised by the September 1992 private placement. He alleges that a sum of $1 million was raised. He also claims he is entitled to a consulting fee of $24,000. Management denies the claims and is vigorously contesting the suit. A trial date was set for November 2000; however, the Company filed a motion for summary judgment against Davidson and Davidson cross-moved for summary judgment. In July 2001, the Company's motion for summary judgment was denied. In August 2001 the Company filed a Notice of Appeal related to the court's denial of the Company's motion for summary judgment. The court is currently considering Davidson's cross-motion for summary judgment, which the Company opposed in September 2001. The Company filed its brief to appeal the denial of the Company's summary judgment motion on March 15, 2002 and the Court is considering this appeal. A trial date had been set for May 6, 2002 but has since been postponed by the Court. A new trial date has not been set as of the date of this report, nor has the court made a decision on Davidson's cross motion for summary judgment. Management believes based on consultation with counsel, that it has substantial and compelling defenses to Davidson's claims and there is a reasonable chance that the Company would prevail if the matter were to go to trial.

         In June 1995 the Company filed a lawsuit against Jackson Morris, the lawyer engaged to draft and advise the Company on the Share Exchange Agreement with Dr. Robert Friedenberg. Morris, who had been recommended to the Company by Dr. Friedenberg and whose fees were paid by the Company, was alleged to have breached his fiduciary duty to the Company in several ways, including by later advising Friedenberg, individually, on how to rescind the Share Exchange Agreement as well as testifying for Friedenberg over the Company's objections and in violation of his obligations to the Company. Morris was also charged with negligence in drafting the Share Exchange Agreement. The Company's lawsuit demanded damages in the amount of $1,000,000. Morris counterclaimed as a party to the Share Exchange Agreement and sought common shares. The basis of all of Mr. Morris' claims stemmed from the Friedenberg claim. On July 27, 2001, the Company settled the lawsuit against Mr. Morris. The Company has issued 115,000 shares of the Company's common stock to Mr. Morris as settlement of all outstanding claims. The Company filed a registration statement related to these shares which was declared effective June 14, 2002.

Note D - Reclassifications

         Certain items have been reclassified to conform to the current presentation.

Item 2. Management's Discussion and Analysis or Plan of Operation

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2002 AND 2001

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

Results of operations for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001

         Net sales were $4,872,000 for the six months ended June 30, 2002 as compared to $3,362,000 for the six months ended June 30, 2001, representing an increase of $1,510,000 or 44.9%. Direct sales have surpassed distributor sales as the most significant component of the Company's net sales, comprising approximately 48.4% of net sales. During the six months ended June 30, 2002, the Company continued its extensive program to market and distribute its primary product, the Rapid Drug Screen(R).

         The Company has undertaken an aggressive program aimed at rebuilding relationships with the Company's key distributors, building relationships with new distributors, and has reorganized and expanded the sales group to focus on ABMC's core business, the sale of the Rapid Drug Screen and other drugs of abuse test kits. Management believes sales from its urine based drug test kits and the OralStat6(TM) saliva based test will continue to grow as a result of this focus on the core business.

         Cost of goods sold for the six months ended June 30, 2002 was $2,120,000 or 43.5% of net sales as compared to $1,183,000 or 35.2% of net sales for the six months ended June 30, 2001. This increase in percentage is the result of larger volume sales at lower margins. Costs of raw materials, labor and overhead associated with manufacturing have remained relatively consistent during the six months ended June 30, 2002.

         While revenues increased 44.9% in the six months ended June 30, 2002, research and development costs decreased $116,000, or 36.3%, selling and marketing expenses decreased $59,000 or 4.8%, and general and administrative costs decreased $683,000 or 37.1%. Total operating expenses were $2,529,000 or 51.9% of revenues for the six months ended June 30, 2002 compared to $3,387,000 or 100.7% of revenues for the six months ended June 30, 2001.

         Research and development expenses for the six months ended June 30, 2002 were $169,000 compared to $320,000 for the six months ended June 30, 2001. This decrease was primarily due to decreased costs relating to the completion of the Company's joint project with Abbott Laboratories in the first quarter of fiscal 2001 offset by the amortization of the Company's licensing fee relating to the distribution of the OralStat6 test in the first quarter of 2002. Management expects increases in R&D as it explores new markets and uses for its immunoassay technology. Offsetting R&D expense in the six months ended June 30, 2002 is $35,000 received from a vendor for whom the Company performed R&D services.

         Selling and marketing expense declined in the six months ended June 30, 2002 primarily due to savings of $40,000 in sales salaries and commissions and $26,000 in consulting expenses offset by increases of $14,000 in sales travel and other selling expenses. Sales salaries and commissions declined due to changes in the sales compensation structure focusing more attention on compensation for growth of the business as well as the inclusion of sign on bonuses paid to sales professionals in 2001 that did not recur in 2002. Consulting expense declined due to a reduction in the use of third party professional services.

         Marketing and promotion costs were $95,000 or 1.9% of net revenues in the first six months of 2002 compared to $102,000 or 3.0% of revenues for the same period in 2001. This reduction is the result of fewer individuals focused on marketing and less spending on promotional efforts during the first two quarters of 2002 while management re-evaluates it's strategy. Additional expense in marketing and promotion is expected in the third and fourth quarters of 2002.

         General and administrative expense decreased $683,000 in the first six months of 2002 to $1,156,000 or 23.7% of net revenues compared to $1,839,000 or 54.7% for the same period in 2001. This decrease is a result of a decreases in investor relations costs, legal fees, accounting fees, office salaries and bad debt expense, as described in the following six paragraphs.

         Investor relations costs decreased $164,000 in the six months ended June 30, 2002 compared to the same period in 2001. These costs included two full time positions in addition to travel expenses for two board members representing the Company in 2001. In 2002 one of the two full time investor relations positions is now accounted for as office salaries as a result of a change in responsibilities, and travel is limited to the one individual still included in Investor Relations.

         Legal fees for the six months ended June 30, 2002 were $172,000 or 3.5% of net sales, a decrease of $612,000, compared to legal fees of $784,000 or 23.3% of net sales for the six months ended June 30, 2001. This decrease in legal fees was primarily due to the settlement of patent litigation in the fourth quarter of the fiscal year ended April 30, 2001.

         Accounting fees for the six months ended June 30, 2002 were $41,000 or ..8% of net sales, a decrease of $80,000, compared to accounting fees of $121,000 or 3.6% of net sales for the six months ended June 30, 2001. Accounting fees in 2001 include costs for the year end audit due to the change in the company's fiscal year.

         Office salaries for the six months ended June 30, 2002 were $278,000 or 5.7% of net sales, a decrease of $99,000, compared to office salaries of $377,000 or 11.2% of net sales for the six months ended June 30, 2001. However, the six months ended June 30, 2001 included severance expense of approximately $150,000 that did not recur in 2002. The six months ended June 30, 2002 includes additional resources in quality assurance as well as the reclassification of a position from investor relations to office salaries due to a change in that individual's responsibilities.

         Non cash compensation was $16,000 for the six months ended June 30, 2002. This charge relates to options granted to a former employee in exchange for consulting services and is being amortized over a vesting period of one year ending January 31, 2003.

         Bad debt expense decreased to $10,000 for the six months ended June 30, 2002, from $40,000 for the six months ended June 30, 2001. Included in 2001 was $27,000, related to one customer. Management implemented a focused effort on collection and management of receivables in late 2001.

         Management believes that the amount of selling and marketing costs and general and administrative costs may increase as the Company creates the necessary infrastructure to achieve the Company's worldwide drug test marketing and sales goals, continues its penetration of the direct sales market and leverages new product initiatives. However, management has implemented initiatives to control the rate of increase of these costs to be more consistent with the expected sales growth rate of the Company.

Results of operations for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001

         Net sales were $2,663,000 for the three months ended June 30, 2002 as compared to $1,463,000 for the three months ended June 30, 2001, representing an increase of $1,200,000 or 82.0%. During the three months ended June 30, 2002, the Company continued its extensive program to market and distribute its primary product, the Rapid Drug Screen(R).

         Cost of goods sold for the three months ended June 30, 2002 was $1,179,000 or 44.3% of net sales as compared to $417,000 or 28.5% of net sales for the three months ended June 30, 2001. This increase in percentage is the result of larger volume sales at lower margins. Included in the three months ended June 30, 2002 is a write off of approximately $21,000 of expired Drug Detector inventory. Costs of raw materials, labor and overhead associated with manufacturing have remained relatively consistent during the three months ended June 30, 2002.

         While revenues increased in the three months ended June 30, 2002, research and development costs decreased $73,000, selling and marketing expenses decreased $123,000, and general and administrative costs decreased $316,000. Total operating expense was $1,273,000 or 47.8% of revenues for the three months ended June 30, 2002 compared to $1,785,000 or 122.0% of revenues for the three months ended June 30, 2001.

         Research and development expenses for the three months ended June 30, 2002 were $37,000 compared to $145,000 for the three months ended June 30, 2001. The decrease is primarily due to the reallocation of R&D resources to inventory production to meet increased sales in the three months ended June 30, 2002. Management expects increases in R&D as it explores new markets and uses for its immunoassay technology. Offsetting R&D expense in the three months ended June 30, 2002 is $35,000 received from a vendor for whom the Company performed R&D services.

         Sales and marketing expense declined in the three months ended June 30, 2002 primarily due to savings of $133,000 in sales salaries and commissions offset by increases of $30,000 in sales travel and other selling expenses. Sales salaries and commissions declined due to changes in the sales compensation structure focusing more attention on compensation for growth of the business as well as the inclusion of sign on bonuses paid to sales professionals in 2001 that did not recur in 2002.

         General and administrative expense decreased $316,000 in the first three months of 2002 to $593,000 or 22.3% of net revenues compared to $909,000 or 62.1% for the same period in 2001. This decrease is a result of decreases in investor relations costs, legal fees, accounting fees and bad debt expense, offset by an increase in office salaries, as described in the following five paragraphs.


         Investor relations costs decreased $62,000 in the three months ended June 30, 2002 compared to the same period in 2001. These costs included two full time positions in addition to travel expenses for two board members, representing the Company, in 2001. In 2002 one of the two full time investor relations positions is now accounted for as office salaries as a result of a change in responsibilities, and travel is limited to the one individual still included in Investor Relations.

         Legal fees for the three months ended June 30, 2002 were $64,000 or 2.4% of net sales, a decrease of $302,000, when comparing legal fees of $366,000 or 25.0% of net sales for the three months ended June 30, 2001. This decrease in legal fees was primarily due to the settlement of patent litigation in the fourth quarter of the 2001 fiscal year.

         Accounting fees for the three months ended June 30, 2002 were $28,000 or 1.1% of net sales, a decrease of $24,000, compared to accounting fees of $52,000 or 3.6% of net sales for the three months ended June 30, 2001. Accounting fees in 2001 include costs for the year-end audit due to a change in the company's fiscal year.

         Office salaries for the three months ended June 30, 2002 were $132,000 or 5.0% of net sales, an increase of $31,000, compared to office salaries of $101,000 or 6.9% of net sales for the three months ended June 30, 2001. This increase is due to the additional resources in quality assurance as well as the reclassification of a position from investor relations to office salaries due to a change in that individual's responsibilities.

         Bad debt expense decreased to $10,000 for the three months ended June 30, 2002, from $30,000 for the three months ended June 30, 2001. Offsetting the bad debt expense in 2002 are recoveries of $4,000. Management implemented a focused effort on collection and management of receivables in late 2001.

         Management believes that the amount of selling and marketing costs and general and administrative costs may increase as the Company creates the necessary infrastructure to achieve the Company's worldwide drug test marketing and sales goals, continues its penetration of the direct sales market and leverages new product initiatives. However, management has implemented initiatives to control the rate of increase of these costs to be more consistent with the expected sales growth rate of the Company.

LIQUIDITY AND CAPITAL RESOURCES AS OF JUNE 30, 2002

         The Company's cash requirements depend on numerous factors, including product development activities, ability to penetrate the direct sales market, market acceptance of its new products, and effective management of inventory levels in response to sales forecasts. The Company expects to devote substantial capital resources to continue its product development, expand manufacturing capacity and continue research and development activities. The Company will examine other growth opportunities including strategic alliances and expects such activities will be funded from existing cash and cash equivalents, issuance of additional equity or debt securities or additional borrowings subject to market and other conditions. The Company believes that its current cash balances, and cash generated from operations will be sufficient to fund operations for the next twelve months. If cash generated from operations is insufficient to satisfy the Company's working capital and capital expenditure requirements, the Company may be required to sell additional equity or debt securities or obtain additional credit facilities. There is no assurance that such financing will be available or that the Company will be able to complete financing on satisfactory terms, if at all.

         The Company has working capital of $2,070,000 at June 30, 2002 as compared to working capital of $1,492,000 at December 31, 2001. The Company has historically satisfied its net working capital requirements through cash generated by proceeds from private placements of equity securities with institutional investors. The Company has never paid any dividends on its Common Shares. The Company anticipates that all future earnings, if any, will be retained for use in the Company's business and it does not anticipate paying any cash dividends.

         Net cash provided by operating activities was $132,000 for the six months ended June 30, 2002 compared to $109,000 for the six months ended June 30, 2001. The net cash provided by operating activities for the six months ended June 30, 2002 was primarily due to net income of $306,000, offset by a net change of $265,000 in operating assets and liabilities. The net cash provided by operating activities in the six months ended June 30, 2001 was primarily due to net changes in operating assets and liabilities of $996,000, offset by the net loss of $754,000.

         Net cash used in/provided by investing activities was $43,000 for the six months ended June 30, 2002 for the purchase of property, plant and equipment, compared to net cash used in investing activities of $86,000 for the six months ended June 30, 2001. The net cash used in investing activities in 2001 was primarily due to proceeds from the sale of investments of $18,000, offset by the purchase of property, plant and equipment of $104,000.

         Net cash provided by financing activities was $160,000 for the six months ended June 30, 2002, consisting of proceeds from a convertible grant from the Columbia Economic Development Corp. of $50,000 relating to assistance in the acquisition of the Kinderhook facility, proceeds from a revolving line of credit of $20,000, proceeds from the sale of treasury stock of $111,000, offset by capital lease and long term debt payments of $9,000 each, and payments on the revolving line of credit of $3,000. The net cash provided by financing activities for the six months ended June 30, 2001 was $26,000 for the settlement of a registration rights agreement offset by capital lease payments of $7,000.

         At June 30, 2002 and 2001, the Company had cash and cash equivalents of $537,000 and $133,000, respectively. In addition the Company has a $40,000 revolving line of credit bearing an interest rate of prime plus 1.75% secured by its accounts receivable. At June 30, 2002, the Company had an outstanding balance on this line of credit of approximately $17,500.

         The Company's primary short-term capital and working capital needs are to increase and improve its manufacturing and production capabilities, establish adequate inventory levels to support expected sales, continue to support its research and development programs, open new distribution opportunities and focus sales efforts on high potential sectors of the drugs of abuse testing market.

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

         None.

Item 3. Defaults upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security-Holders

         The following matters were voted upon at the Company's Annual Meeting of Shareholders (the "Meeting") held at the Company's laboratory facility in Bridgeport, New Jersey on June 20, 2002.

                       PROPOSAL 1 - ELECTION OF DIRECTORS



Total shares voted: 17,499,943                  Outstanding shares: 20,609,548
Percent of shares voted: 84.9



                  Director                        For            Pct.           Withheld         Pct.
                  ---------                       ---            ----           ---------        ----
         Stan Cipkowski                      16,962,101          96.9            537,842          3.1
         Edmund Jaskiewicz                   17,052,391          97.4            447,552          2.6
         Gerald Moore                        17,299,441          98.9            200,502          1.1
         Robert L. Aromando, Jr.             16,290,951          93.0          1,208,992          6.9
         Denis O'Donnell, M.D.               17,100,166          97.7            399,777          2.3
         D. Joseph Gersuk                    17,096,516          97.7            403,427          2.3

All seven nominees up for election to the Board of Directors were elected and all seven Directors term of office continued after the Meeting.


Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits

                  10.17 Promissory Note by and between the Company and Columbia
                        Economic Development Corporation ("CEDC").

                  99.1 Certification of the Chairman of the Board and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  99.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)  Reports on Form 8-K

                    None

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














Dated: August 7, 2002