Form 10QSB
period 2002-09-30
AMERICAN BIO MEDICA CORP
filed 2002-11-14
CIK 896747

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB

 [x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the quarterly period ended September 30, 2002.


 [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the transition period from              to


                         Commission File Number: 0-28666


                         AMERICAN BIO MEDICA CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           New York                                14-1702188
-------------------------------         ---------------------------------
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

     20,609,548 Common Shares as of November 13, 2002



     Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                     PART I
                              FINANCIAL INFORMATION
                         American Bio Medica Corporation
                                 Balance Sheets

                                                                       September 30,
                                                                           2002              December 31,
                                                                        (Unaudited)              2001
                                                                     -----------------    -------------------
                               Assets
                               ------
Current assets:
      Cash and cash equivalents                                     $        439,000     $          288,000
      Accounts receivable, net of allowance for doubtful accounts
       of $70,000 at September 30, 2002 and December 31, 2001              1,653,000                882,000
      Other receivables                                                       46,000                171,000
      Inventory                                                            2,078,000              2,087,000
      Prepaid expenses and other current assets                               63,000                 90,000
                                                                     ----------------     ------------------

  Total current assets                                                     4,279,000              3,518,000

Property, plant and equipment, net                                         1,452,000              1,455,000
Restricted cash                                                                                     106,000
Other assets                                                                   7,000                  7,000
                                                                     ----------------     ------------------

Total Assets                                                        $      5,738,000     $        5,086,000
                                                                     ================     ==================

                Liabilities and Stockholders' Equity
                ------------------------------------
Current liabilities:
      Accounts payable                                              $        807,000     $        1,064,000
      Accrued expenses                                                       551,000                562,000
      Customer advance deposits                                                                     243,000
      Wages payable                                                          271,000                114,000
      Current portion of capital lease obligations                            16,000                 19,000
      Current portion of notes payable                                        35,000                 24,000
                                                                     ----------------     ------------------

 Total current liabilities                                                 1,680,000              2,026,000

  Long term portion of capital lease obligations                                                     10,000
  Long term portion of notes payable                                         679,000                696,000
  Long term portion of unearned grant                                         50,000
                                                                     ----------------     ------------------

 Total liabilities                                                         2,409,000              2,732,000
                                                                     ----------------     ------------------

Stockholders' equity:
    Preferred stock; par value $.01 per share; 5,000,000
     shares authorized; none issued and outstanding
    Common stock; par value $.01 per share;
     50,000,000 shares authorized; 20,609,548 shares
     issued and outstanding at September 30, 2002 and
     December 31, 2001                                                       207,000                207,000
Additional paid-in capital                                                17,812,000             17,765,000
Subscription receivable                                                                              (5,000)
Due from officer/director/shareholder (collateralized by
    300,000 shares of the Company's common stock)                           (248,000)              (437,000)
Treasury stock                                                               (32,000)               (23,000)
Accumulated deficit                                                      (14,410,000)           (15,154,000)
                                                                     ----------------     ------------------

Total stockholders' equity                                                 3,329,000              2,353,000
                                                                     ----------------     ------------------

Total liabilities and stockholders' equity                          $      5,738,000     $        5,086,000
                                                                     ================     ==================

                 See accompanying notes to financial statements

                         American Bio Medica Corporation
                            Statements of Operations
                                   (Unaudited)

                                                                  For The Nine Months Ended
                                                                        September 30,
                                                              ---------------------------------
                                                                  2002                2001
                                                              ---------------    --------------

Net sales                                                    $     7,904,000    $    4,899,000

Cost of goods sold                                                 3,252,000         1,860,000
                                                              ---------------    --------------

Gross profit                                                       4,652,000         3,039,000
                                                              ---------------    --------------

Operating expenses:
    Research and development                                         203,000           351,000
    Selling and marketing                                          1,795,000         1,792,000
    General and administrative                                     1,929,000         2,421,000
                                                              ---------------    --------------
                                                                   3,927,000         4,564,000
                                                              ---------------    --------------

Operating income/(loss)                                              725,000        (1,525,000)
                                                              ---------------    --------------

Other income (expense):
   Loss on disposition of assets                                                      (169,000)
   Other income                                                        1,000           859,000
   Interest income                                                    58,000            66,000
   Interest expense                                                  (40,000)          (15,000)
                                                              ---------------    --------------
                                                                      19,000           741,000
                                                              ---------------    --------------

Net income/(loss) attributable to common shareholders        $       744,000    $     (784,000)
                                                              ===============    ==============

Basic and diluted income/(loss) per common share             $          0.04    $        (0.04)
                                                              ===============    ==============

 Weighted average shares outstanding  -
    basic                                                         20,609,548        18,361,614
 Dilutive effect of stock options and warrants                       495,078
                                                              ---------------    --------------
 Weighted average shares outstanding - fully
    diluted                                                       21,104,626        18,361,614
                                                              ===============    ==============



                 See accompanying notes to financial statements

                         American Bio Medica Corporation
                            Statements of Operations
                                   (Unaudited)

                                                                 For The Three Months Ended
                                                                         September 30,
                                                              -----------------------------------
                                                                   2002                2001
                                                              -----------------    --------------

Net sales                                                    $       3,032,000    $    1,537,000

Cost of goods sold                                                   1,132,000           677,000
                                                              -----------------    --------------

Gross profit                                                         1,900,000           860,000
                                                              -----------------    --------------

Operating expenses:
    Research and development                                            34,000            56,000
    Selling and marketing                                              609,000           522,000
    General and administrative                                         817,000           599,000
                                                              -----------------    --------------
                                                                     1,460,000         1,177,000
                                                              -----------------    --------------

Operating income/(loss)                                                440,000          (317,000)
                                                              -----------------    --------------

Other income (expense):
   Gain/(Loss) on disposition of assets                                                    1,000
   Other income                                                          1,000           259,000
   Interest income                                                      14,000            30,000
   Interest expense                                                    (17,000)           (2,000)
                                                              -----------------    --------------
                                                                        (2,000)          288,000
                                                              -----------------    --------------

Net income/(loss) attributable to common shareholders        $         438,000    $      (29,000)
                                                              =================    ==============

Basic and diluted income/(loss) per common share             $            0.02    $         0.00
                                                              =================    ==============

 Weighted average shares outstanding  -
    basic                                                           20,609,548        19,060,341
 Dilutive effect of stock options and warrants                         495,078
                                                              -----------------    --------------
 Weighted average shares outstanding - fully
    diluted                                                         21,104,626        19,060,341
                                                              =================    ==============

                 See accompanying notes to financial statements

                         American Bio Medica Corporation
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                         For The Nine Months Ended
                                                                                                  September,
                                                                                     ---------------------------------
                                                                                          2002              2001
                                                                                     ---------------  ----------------
Cash flows from operating activities:
 Net income/(loss)                                                                  $       744,000    $       (784,000)
  Adjustments to reconcile net income/(loss) to net cash provided by (used in)
    operating activities:
     Depreciation                                                                           112,000              91,000
     Non cash compensation expense                                                           27,000              (4,000)
     Accrued interest, related party                                                        (30,000)            (43,000)
     Loss on sale of investments                                                                                102,000
     Changes in:
       Accounts receivable                                                                 (771,000)            354,000
       Other receivables                                                                    125,000             175,000
       Inventory                                                                              9,000            (378,000)
       Prepaid expenses and other current assets                                             26,000             (77,000)
       Restricted cash                                                                      106,000
       Accounts payable                                                                    (257,000)         (1,074,000)
       Accrued expenses                                                                     (12,000)            (26,000)
       Wages payable                                                                        156,000              97,000
       Customer advance deposits                                                           (243,000)            243,000
                                                                                     ---------------    ----------------
         Net cash used in operating activities                                               (8,000)         (1,325,000)
                                                                                     ---------------    ----------------

Cash flows from investing activities:
  Purchase of property, plant and equipment                                                (109,000)           (155,000)

  Proceeds from sale of investments                                                                              18,000
  Proceeds from private placement                                                                             2,331,000
                                                                                     ---------------    ----------------
         Net cash provided by/(used in) investing activities                               (109,000)          2,194,000
                                                                                     ---------------    ----------------

Cash flows from financing activities:
  Proceeds from convertible grant                                                            50,000
  Proceeds from sale of treasury stock                                                      235,000
  Proceeds from revolving line of credit                                                     20,000
  Long term debt payments                                                                   (17,000)
  Revolving line of credit payments                                                          (8,000)
  Settlement of registration rights agreement                                                                    26,000
  Capital lease payments                                                                    (12,000)            (14,000)
                                                                                     ---------------    ----------------
         Net cash provided by financing activities                                          268,000              12,000
                                                                                     ---------------    ----------------

Net increase in cash and cash equivalents                                                   151,000             881,000
Cash and cash equivalents - beginning of period                                             288,000              91,000
                                                                                     ---------------    ----------------

Cash and cash equivalents - end of period                                           $       439,000    $        972,000
                                                                                     ===============    ================

Supplemental disclosures of cash flow information Cash paid during year for:
      Interest                                                                      $        17,000    $          2,000

                 See accompanying notes to financial statements

Notes to financial statements (unaudited)

                               September 30, 2002

Note A - Basis of Reporting

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items), which are considered necessary for a fair presentation of the financial position of American Bio Medica Corporation (the "Company" or "ABMC") at September 30, 2002, and the results of its operations, and cash flows for the nine-month and three-month periods then ended. The results of operations for the nine-month and three month periods ended September 30, 2002 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the Company's audited financial statements and related disclosures for the eight months ended December 31, 2001 included in the Company's Form 10-KSB.

         During the eight months ended December 31, 2001, the Company sustained a net loss of $1,631,000 including other income of $259,000 resulting from a settlement for outstanding amounts owed to the Company's former legal counsel in its patent litigation and had net cash outflows from operating activities of $1,810,000. During the nine months ended September 30, 2002, the Company had net income of $744,000, and had net cash used in operating activities of $8,000. The Company continued to take steps to improve its financial prospects including penetrating the direct sales market, acquiring the technology and resources necessary to enter the forensic market for testing for abuse of Oxycodone, penetrating the market for the OralStat6 saliva based drug of abuse test and other measures to enhance profit margins. The Company believes that its current cash balances, and cash generated from operations will be sufficient to fund operations for the next twelve months. If cash generated from operations is insufficient to satisfy the Company's working capital and capital expenditure requirements, the Company may be required to sell additional equity or debt securities or obtain additional credit facilities. There is no assurance that such financing will be available or that the Company will be able to complete financing on satisfactory terms, if at all.

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

         In June 2002, the Financial Accounting Standards Board issued FAS 146, "Accounting for Costs Associated with Exit or Disposal Activities". This Standard addresses the recognition, measurement and reporting costs that are associated with exit or disposal activities. FAS No.146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of FAS No. 146 to have a material effect on its financial statements.

Note B - Net Income or Loss Per Common Share

         Basic net income or loss per share is calculated by dividing the net income or loss by the weighted average number of outstanding common shares during the period. Diluted net income or loss per share includes the weighted average dilutive effect of stock options and warrants.

Note C - Litigation

         In June 1999, Richard Davidson filed a lawsuit against the Company in New York. Davidson claims that two placement memoranda dated September 15, 1992 and February 5, 1993, obligates the Company to issue him 1,155,601 ABMC common shares. He claims he is entitled to the common shares in consideration of brokering the acquisitions subject to the Share Exchange Agreement with Dr. Robert Friedenberg (Friedenberg also filed suit against the Company and the case was dismissed in September 1999. See Item 3 in the Company's 10KSB for the year ended April 30, 2001 filed with the Securities and Exchange Commission for a discussion of the Friedenberg Share Exchange Agreement). In addition, Davidson is claiming a finder's fee of 5% of the funds raised by the September 1992 private placement. He alleges that a sum of $1 million was raised. He also claims he is entitled to a consulting fee of $24,000. Management denies the claims and is vigorously contesting the suit. A trial date was set for November 2000; however, the Company filed a motion for summary judgment against Davidson and Davidson cross-moved for summary judgment. In July 2001, the Company's motion for summary judgment was denied. In August 2001 the Company filed a Notice of Appeal related to the court's denial of the Company's motion for summary judgment. The Company opposed Davidson's cross motion for summary judgment in September 2001. The Company filed its brief to appeal the denial of the Company's summary judgment motion on March 15, 2002. On October 18, 2002, the Appellate Court heard oral arguments from both the Company and Davidson related to the Company's appeal of the denial of their summary judgment motion. The Court is now considering these arguments and the Company's appeal. A trial date had been set for May 6, 2002 but has since been postponed by the Court. A new trial date has not been set as of the date of this report. On November 8, 2002, the court denied Davidson's cross motion for summary judgment. Management believes based on consultation with counsel, that it has substantial and compelling defenses to Davidson's claims and there is a reasonable chance that the Company would prevail if the matter were to go to trial.



Note D - Reclassifications

         Certain items have been reclassified to conform to the current presentation.


Item 2. Management's Discussion and Analysis or Plan of Operation

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

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

Results of operations for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001

         Net sales were $7,904,000 for the nine months ended September 30, 2002 as compared to $4,899,000 for the nine months ended September 30, 2001, representing an increase of $3,005,000 or 61.3%. Direct sales have surpassed distributor sales as the most significant component of the Company's net sales, comprising approximately 49.2% of net sales. During the nine months ended September 30, 2002, the Company continued its program to market and distribute its primary product, the Rapid Drug Screen(R).

         The Company has undertaken an aggressive program aimed at rebuilding relationships with the Company's key distributors, building relationships with new distributors, and has reorganized and expanded the sales group to focus on ABMC's core business, the sale of the Rapid Drug Screen and other drugs of abuse test kits. Management believes sales from its urine based drug test kits and the OralStat6(R) saliva based test will continue to grow as a result of this focus on the core business.

         Cost of goods sold for the nine months ended September 30, 2002 was $3,252,000 or 41.1% of net sales as compared to $1,860,000 or 38.0% of net sales for the nine months ended September 30, 2001. This increase in percentage is the result of larger volume sales at lower margins. Costs of raw materials, labor and overhead associated with manufacturing have remained relatively consistent during the nine months ended September 30, 2002.

         While revenues increased 61.3% in the nine months ended September 30, 2002, research and development costs decreased $148,000, or 42.2%, selling and marketing expenses increased $3,000, and general and administrative costs decreased $492,000 or 20.3%. Total operating expenses were $3,927,000 or 49.7% of net revenues for the nine months ended September 30, 2002 compared to $4,564,000 or 93.2% of net revenues for the nine months ended September 30, 2001.

Research and development

         Research and development expenses for the nine months ended September 30, 2002 were $203,000 or 2.6% of net revenues compared to $351,000 or 7.2% of net revenues for the nine months ended September 30, 2001. The nine months ended September 30, 2001 included costs relating to the completion of the Company's joint project with Abbott Laboratories that do not recur in 2002. Included in R&D, in the nine months ended September 30, 2002, is the amortization of the Company's licensing fee relating to the distribution of the OralStat6 saliva based test. Further, R&D expense in the current year is reduced by $35,000 received from a vendor for whom the Company performed R&D services. Management expects increases in R&D as it explores new markets and uses for its immunoassay technology.

Selling and marketing

         Selling and marketing expense increased $3,000 in the nine months ended September 30, 2002. The increase, when compared to the same period a year ago, is primarily due to savings in sales expenses and marketing and promotion costs, offset by increases in sales salaries and commissions and travel relating to the reorganization of the sales force, additional sales personnel and commissions related to increased sales. 2001 sales and marketing included approximately $80,000 in expense for ABMC's attendance at the annual APPA conference, including full-page advertisements in a national publication. Further, in 2001 newly hired Directors of Business Development received sign-on bonuses, which did not recur in 2002. The Company participated in the APPA conference in the current year but costs were significantly less.

General and administrative

         General and administrative expense decreased $492,000 in the first nine months of 2002 compared to the same period in 2001. This is the result of decreases in investor relations costs, legal fees, accounting fees, and office salaries, stemming from controls implemented by management in 2002.

         Investor relations costs decreased $95,000 in the nine months ended September 30, 2002 compared to the same period in 2001. These costs included two full time positions in addition to travel expenses for two board members representing the Company in 2001. In 2002 one of the two full time investor relations positions is now accounted for as office salaries as a result of a change in responsibilities. Travel is limited to the one individual still included in Investor Relations.

         Legal fees for the nine months ended September 30, 2002 decreased $382,000 compared to the nine months ended September 30, 2001 primarily due to the settlement of patent litigation in the fourth quarter of the fiscal year ended April 30, 2001.

         Accounting fees for the nine months ended September 30, 2002 also decreased when compared to the same period a year ago. 2001 included a year-end audit for the twelve months ended April 30, 2001 that did not recur in 2002 as the Company changed its fiscal year end to December 31 at the end of 2001.

         Office salaries for the nine months ended September 30, 2002 decreased compared to office salaries for the nine months ended September 30, 2001. The nine months ended September 30, 2001 included severance expense of approximately $150,000 that did not recur in 2002. The current year includes additional resources in quality assurance as well as the reclassification of a position from investor relations to office salaries due to a change in that individual's responsibilities.

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

Results of operations for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001

         Net sales were $3,032,000 for the three months ended September 30, 2002 as compared to $1,537,000 for the three months ended September 30, 2001, representing an increase of $1,495,000 or 97.3%. During the three months ended September 30, 2002, the Company continued its program to market and distribute its primary product, the Rapid Drug Screen.

         Cost of goods sold for the three months ended September 30, 2002 was $1,132,000 or 37.3% of net sales as compared to $677,000 or 44.0% of net sales for the three months ended September 30, 2001. The decrease in cost of goods sold is primarily due to approximately $196,000 of inventory adjustments in 2001 that did not recur in 2002.

         While revenues increased in the three months ended September 30, 2002, research and development costs decreased $22,000, selling and marketing expenses increased $87,000, and general and administrative costs increased $217,000. Total operating expense was $1,460,000 or 48.2% of revenues for the three months ended September 30, 2002 compared to $1,177,000 or 76.6% of revenues for the three months ended September 30, 2001.

Research and development

         Research and development expenses for the three months ended September 30, 2002 decreased compared to the same period a year ago. This decrease was primarily due to the reallocation of R&D resources to inventory production to meet increased sales in the three months ended September 30, 2002 coupled with the non-recurrence of expenses made in 2001 for changes to existing product artwork and the creation of new artwork for the Rapid Tec(TM) product, under development at that time. Management expects increases in R&D as it explores new markets and uses for its immunoassay technology.

Selling and marketing

         Sales and marketing expense increased in the three months ended September 30, 2002 compared to September 30, 2001 primarily due to sales salaries and commissions and increases in sales travel, offset by savings in other selling expenses. Sales salaries and commissions increased due to additional sales personnel in 2002 coupled with commissions related to the growth of sales.

General and administrative

         General and administrative expense increased $218,000 in the three months ended September 30, 2002 compared to the same period in 2001. This is the result of changes in legal fees, building expense, accounting fees, outside service fees, and bad debt expense, as described in the following five paragraphs.

         Legal fees for the three months ended September 30, 2002 increased compared to the three months ended September 30, 2001. Included in 2001 is the reversal of approximately $250,000 in legal accruals following the settlement of patent litigation in the fourth quarter of the fiscal year ended April 30, 2001.

         Building expense decreased $35,000 for the three months ended September 30, 2002 compared to the same period in 2001. This is due to savings from rental costs incurred in 2001 offset by depreciation of the facility in Kinderhook resulting from the purchase of the building in December 2001.

         Accounting fees for the three months ended September 30, 2002 decreased compared to the three months ended September 30, 2001. 2001 included costs for the year-end audit for the twelve months ended April 30, 2001. This did not recur in 2002 due to a change in the company's fiscal year to December 31. Further, the Company engaged new independent auditors in late 2001 resulting in a lower fee structure.

         Outside service fees increased in the third quarter of 2002 compared to the same period in 2001. This increase is primarily due to the technical support and consulting provided to the Company by a party familiar with the drug testing industry and FDA regulations. The Company began offering technical support in late 2001 and currently offers it's customers this service 24 hours a day.

         Bad debt expense increased in the three months ended September 30, 2002, compared to the three months ended September 30, 2001. A single account of approximately $50,000 was written off during the third quarter of 2002 after all efforts to collect the amount outstanding were exhausted. Management implemented a focused effort on collection and management of receivables in late 2001.

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

LIQUIDITY AND CAPITAL RESOURCES AS OF SEPTEMBER 30, 2002

         The Company's cash requirements depend on numerous factors, including product development activities, ability to penetrate the direct sales market, market acceptance of its new products, and effective management of inventory levels in response to sales forecasts. The Company expects to devote substantial capital resources to continue its product development, expand manufacturing capacity and continue research and development activities. The Company will examine other growth opportunities including strategic alliances and expects such activities will be funded from existing cash and cash equivalents, issuance of additional equity or debt securities or additional borrowings, subject to market and other conditions. The Company believes that its current cash balances, and cash generated from operations will be sufficient to fund operations for the next twelve months. If cash generated from operations is insufficient to satisfy the Company's working capital and capital expenditure requirements, the Company may be required to sell additional equity or debt securities or obtain additional credit facilities. There is no assurance that such financing will be available or that the Company will be able to complete financing on satisfactory terms, if at all.

         The Company has working capital of $2,599,000 at September 30, 2002 as compared to working capital of $1,492,000 at December 31, 2001. The Company has historically satisfied its net working capital requirements through cash generated by proceeds from private placements of equity securities with institutional investors. The Company has never paid any dividends on its Common Shares. The Company anticipates that all future earnings, if any, will be retained for use in the Company's business and it does not anticipate paying any cash dividends.


         At September 30, 2002 and 2001, the Company had cash and cash equivalents of $439,000 and $972,000, respectively. In addition the Company has a $40,000 revolving line of credit bearing an interest rate of prime plus 1.75% secured by its accounts receivable. At September 30, 2002, the Company had an outstanding balance on this line of credit of approximately $12,000.

         The Company's primary short-term capital and working capital needs are to increase and improve its manufacturing and production capabilities, establish adequate inventory levels to support expected sales, continue to support its research and development programs, seek new distribution opportunities and focus sales efforts on high potential sectors of the drugs of abuse testing market.

DISCLOSURE CONTROLS AND PROCEDURES

                             Controls and Procedures

         On November 1, 2002, the Company's CEO and CFO reviewed the Company's disclosure controls and procedures. Based on this evaluation, the Company, including the CEO and CFO, have concluded that the Company's disclosure controls and procedures are adequate to ensure the clarity and material completeness of the Company's disclosure in its periodic reports required to be filed with the SEC. Additionally, based upon this most recent evaluation, we have concluded that there were no significant changes in internal controls or other factors that could significantly affect the internal controls of the company subsequent to the date of evaluation.

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

         None

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

      (b) Reports on Form 8-K

                  On October 24, 2002, the Company filed a Form 8-K related to the resignation of Robert L. Aromando Jr. from its Board of Directors.

SIGNATURES



     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   AMERICAN BIO MEDICA CORPORATION
                                   (Registrant)

                                    By: /s/Keith E. Palmer
                                    -------------------------------------------
                                    EVP of Finance, Chief Financial Officer and
                                    Treasurer (Principal Accounting Officer and
                                    duly authorized Officer)


Dated: November 13, 2002

CERTIFICATIONS
--------------


I, Gerald A. Moore, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of American Bio Medica Corporation;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002


                                                  /s/ Gerald A. Moore
                                                  ---------------------------
                                                  Gerald A. Moore
                                                  Chairman, CEO and President

CERTIFICATIONS
--------------

I, Keith E. Palmer, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of American Bio Medica Corporation;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002


                                                   /s/ Keith E. Palmer
                                                   ---------------------------
                                                   Keith E. Palmer
                                                   Chairman, CEO and President