Form 10KSB
period 2002-12-31
AMERICAN BIO MEDICA CORP
filed 2003-03-31
CIK 896747

                                   FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

[  ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period ________________________ to _________________________

Commission File Number: 0-28666


                         American Bio Medica Corporation
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)


           New York                                       14-1702188
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


             122 Smith Road
      Kinderhook, New York 12106                              12106
----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip Code)


Issuer's telephone number (800) 227-1243

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                           Common Shares, $0.01 Par value

                           Common Share Purchase Warrants

                                Title of each class


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes [ ] No

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year: $10,312,000

         The aggregate market value of 17,010,393 voting Common Shares held by non-affiliates of the issuer was approximately $18,201,121 based on the average bid and asked prices of the issuer's Common Shares, $.01 par value, as reported on the NASDAQ SmallCap Market on March 25, 2003.

         As of March 21, 2003, the issuer had outstanding 20,609,548 Common Shares, $.01 par value.

         The aggregate market value of 1,274,500 Common Share Purchase Warrants held by non-affiliates of the issuer was approximately $802,935 based on the average bid and asked price of the issuer's Common Share Purchase Warrants, as reported on the NASDAQ SmallCap Market on March 25, 2003.

         As of March 25, 2003, the issuer had outstanding 1,274,500 Common Share Purchase Warrants.

         Documents Incorporated by reference:

         (1) The Proxy Statement for the Annual Meeting of Shareholders for the year ending December 31, 2002 in Part III of this Form 10-KSB
         (2) Other documents incorporated by reference on this report are listed in the Exhibit Reference Table

         Transition Small Business Disclosure Format:  [  ] YES   [X] NO

                         American Bio Medica Corporation

                      Index to Annual Report on Form 10-KSB
                   For the fiscal year ended December 31, 2002

PART I.                                                                                 PAGE
                                                                                        ----
         Item 1.   Description of Business                                                 1
         Item 2.   Description of Property                                                16
         Item 3.   Legal Proceedings                                                      16
         Item 4.   Submission of Matters to a Vote of Security Holders                    17

PART II

         Item 5.   Market for Common Equity and Related Shareholder
                      Matters                                                             17
         Item 6.   Management's Discussion and Analysis or Plan of
                      Operations                                                          17
         Item 7.   Financial Statements                                                   25
         Item 8.   Changes In and Disagreements With Accountants on
                      Accounting and Financial Disclosure                                 25

PART III

         Item 9.   Directors, Executive Officers, Promoters and Control Persons;
                      Compliance with Section 16(a) of the Exchange Act                   26
         Item 10. Executive Compensation                                                  26
         Item 11. Security Ownership of Certain Beneficial Owners and
                      Management                                                          26
         Item 12. Certain Relationships and Related Transactions                          26
         Item 13. Exhibits and Reports on Form 8-K                                        26
         Item 14. Controls and Procedures                                                 26

Signatures                                                                                S-1

Certifications                                                                            C-1


         This Form 10-KSB may contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology is intended to identify forward-looking statements. It is important to note that our actual results could differ materially from those anticipated from the forward-looking statements depending on various important factors. These important factors include our history of losses and ability to continue as a going concern, the uncertainty of acceptance of current and new products in our markets, competition in our markets, our dependence on our distributors and the other factors discussed in our "Risk Factors" found on page 10.

PART I
------

         ITEM 1.  DESCRIPTION OF BUSINESS

Business Development
--------------------

         Our Company was incorporated on April 2, 1986 under the laws of the State of New York under the name American Micro Media, Inc. On September 9, 1992, we filed an amendment to our Articles of Incorporation to change our name to American Bio Medica Corporation. Our principal business office is located at 122 Smith Road, Kinderhook, New York, 12106. We also have a research & development (R&D) and production facility located at 603 Heron Drive, Unit #3, Logan Township, New Jersey, 08085.

         In November 2001, we purchased our facility located in Kinderhook, New York from Avoba, Inc. for $950,000. Included in the purchase were the facility, its contents and 107 acres of land surrounding the facility.

Our Business
------------

         We develop, manufacture and market immunoassay diagnostic test kits, primarily for the immediate, onsite screening for drugs of abuse. Our drugs of abuse screening products offer health care, law enforcement, government, industrial safety and educational professionals, self-contained, one-step screening devices capable of identifying illicit drug use within minutes. In addition to our manufacture and distribution of our drugs of abuse screening products, in late 2001 we also began performing contract strip manufacturing for other point of care diagnostic companies. While we do not currently derive a significant portion of our revenues from contract manufacturing, we do expect that contract manufacturing will become a more substantial portion of our revenues in the future. Our long-term objective is to provide an extensive product portfolio to the expanding $6 billion immunoassay market.

    Our Products

         Rapid Drug Screen(R): We manufacture the Rapid Drug Screen, or RDS(TM), our primary product line. The Rapid Drug Screen is a patented, rapid, onsite, test kit that detects the presence or absence of drugs of abuse in a urine specimen. We market the RDS as easy to-use, cost-effective and highly reliable. Controlled tests conducted by an independent laboratory, American Medical Laboratories, compared the Rapid Drug Screen with results produced by EMIT II and Gas Chromatography/Mass Spectrometry (GC/MS), an enzyme immunoassay laboratory test and the laboratory gold standard, and found greater than 99% correlation of results. We produce several versions (panels) of the Rapid Drug Screen. Each panel screens for a specified number of drugs (up to 10 classes of drugs) simultaneously. We can also custom produce panels for the screening of any quantity or combination of the following classes of drugs: cocaine, THC (marijuana), opiates, amphetamine, PCP, benzodiazepines, methamphetamines, barbiturates, tricyclic antidepressants, methadone, MDMA (Ecstasy) and Oxycodone.

         To use our Rapid Drug Screen product, an individual slides a panel into a self-contained, disposable, urine-filled cup and within minutes accurate results are shown on the panel. A single line in the test window indicates a positive reading, and a double line indicates a negative reading for the presence of drugs. We believe that this ease of use is a competitive advantage over lab products, as well as products that need to add reagents, manipulate the test or utilize trained professionals to understand results.

         One of the problems that may occur in onsite drug testing is that of fraud or evasion practiced by the person being tested. The most prevalent method of avoiding adverse test results is the substitution, by the person being tested, of a hidden "clean" urine sample, which he or she brings to the test. As a consequence, each of our urine drug screens contains a temperature sensor, which helps prevent the substitution of another urine sample. A substituted sample would normally be of a lower temperature than a sample produced from the body on the spot. In addition, both our urine and saliva-based drug screens (See "OralStat" on page 3) contain a control line, designed to assure the test administrator that the test is working properly and that the reagents are present and not destroyed by any outside agent. Should the control line not appear, the administrator is instructed to void the test and re-test the individual by obtaining another sample. A positive result is normally confirmed by laboratory testing.

         Our Rapid Drug Screen is currently marketed in the following standard configurations: two different 2-panel tests, three different 3-panel tests, two different 4-panel tests, four different 5-panel tests, one 8-panel test and one 9-panel test. We can also produce, on special order, or if a market demands, tests that can screen for any quantity (from two - ten) or configuration of classes of drugs. These standard configurations are:

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

         o Five panel tests, designed for the corporate/workplace market, that screen for the "SAMHSA 5" (SAMHSA stands for the Substance Abuse and Mental Health Services Administration, an Agency of the US Department of Health and Human Services): cocaine, THC, opiates, PCP and amphetamine and 2 additional versions of this test with methamphetamines or benzodiazepines replacing PCP. A new standard configuration of THC, cocaine, opiates, methamphetamines and Oxycodone is also available.

         o An eight panel test, designed for the clinical market, primarily for hospitals and physicians, that screens for the "SAMHSA 5" (listed above), plus benzodiazepines, methamphetamines and barbiturates.

         o A nine panel test, also designed for the clinical market, that screens for drugs of abuse from the eight panel test, as well as tricyclic antidepressants (TCA).

         Rapid One(R): We manufacture the Rapid One product line which consists of 13 single drug tests, each of which screens for the presence or absence of drugs of abuse in a urine specimen. The Rapid One product line utilizes the same technology as the Rapid Drug Screen. It includes a single dip platform, an identification and date area, and does not require the use of pipettes or reagents. The Rapid One is designed for correctional facilities and other markets where the person subject to substance abuse testing is known to use a specific drug. It can also be used to enhance a Rapid Drug Screen by means of allowing screening of an additional drug. The Rapid One product line consists of the following 12 classes of drugs: cocaine, THC (marijuana), opiates (available at either 300 ng/ml or 2000 ng/ml), amphetamine, PCP, benzodiazepines, methamphetamines, barbiturates, tricyclic antidepressants, methadone, Oxycodone (a synthetic opiate found in several legitimate and effective pain medications, including OxyContin(R), but is being used by drug abusers to create a heroin-like high), and MDMA (Ecstasy), an illegal designer drug.

         OxyContin is becoming more widely abused. The number of persons reported using OxyContin for non-medical purposes at least once in their lifetime has increased from 221,000 in 1999, to 399,000 in 2000, to 957,000 in 2001. Currently we are the only company to offer a 510(k) cleared onsite test for Oxycodone. (For more information on Food and Drug Administration ("FDA") 510(k) clearance, see "Government Regulations" found on page 9.) 510(k) clearance allows a product to be sold in the clinical markets.

         Rapid Tec(R): In August 2001, we launched a new version of the Rapid One called the Rapid Tec, in which one individual drug testing strip would include the chemistry to detect more than one class of drug. The Rapid Tec is designed for those customers who require a less expensive product but still need to test for more than one drug of abuse utilizing one urine sample. The Company initially shipped three versions of the Rapid Tec (the Rapid Tec-2, Rapid Tec-3 and Rapid Tec-4) in March 2002. Subsequently, in June 2002, the Company began shipping a fourth version of the product, the Rapid Tec-5. The Company currently offers the following versions of the Rapid Tec:

         o    Rapid Tec-2: screens for THC and cocaine
         o    Rapid Tec-3: screens for THC, cocaine and methamphetamines
         o Rapid Tec-4: screens for THC, cocaine, methamphetamines and opiates
         o Rapid Tec-5: screen for THC, cocaine, opiates, amphetamines and PCP

         Rapid Drug Screen Scan-R(TM): In August 2001, we launched a software system that provides a rapid, clear and convenient method to document onsite drug screening results. The patent pending system allows the operator to combine the scanned image of the Rapid Drug Screen test card with a recording of the actual test score on one result form. The simple easy-to-use software automatically saves the document in a user definable format. The document, complete with the image of the Rapid Drug Screen test card, can be saved, printed or emailed for permanent documentation of the screening results. We believe that the Rapid Drug Screen Scan-R greatly improves testing efficiency, improves chain of custody issues for legal defensibility and optimizes protocol proficiency. It also creates a database of results for future access and retrieval. Subsequent to the launch of the Rapid Drug Screen Scan-R, and throughout the year ending December 31, 2002, we continued to make modifications and it has not yet been introduced into the widespread market.

         OralStat(R): In August 2001, we signed a licensing agreement with ANSYS Technologies, Inc., to market an onsite saliva-based test for drugs of abuse. The licensing agreement allows us to market this product to the criminal justice, workplace and drug treatment sectors. We have trademarked this saliva-based product the "OralStat." In August 2002, our trademark "OralStat" was registered by the U.S. Patent and Trademark Office. The OralStat can presently simultaneously test for six classes of drugs: THC, opiates, cocaine, PCP, amphetamines and methamphetamines. Utilizing a simple saliva sample, it delivers easy-to-read positive or negative results within 10-15 minutes. The test requires no reader and no messy saliva collection or handling. Pending submission for FDA 510(k) clearance, the product is labeled and made available "for forensic use only", which means for use in legal determinations only; it is not intended or promoted for a health or medical use or purpose.

         Since its introduction, the OralStat has been increasingly accepted in the workplace/corporate markets, particularly in the temporary staffing segment. In May 2002, we entered into a contract to provide the OralStat to one of the leading providers of staffing services in the world.

         Drug Detector(TM): In January 2000, we licensed the right to distribute and market a patented residue and/or trace drug detection system in select markets in North and South America for a period of five years from Mistral Security, Inc. We adopted the trademark "Drug Detector" for this product. The Drug Detector tests surfaces for the presence or absence of residue from marijuana, cocaine, heroin or methamphetamines without the need for urine, hair or saliva samples. The Drug Detector consists of an aerosol spray for a specified drug, special collection papers and instructions.

         In September 2002, we elected to discontinue distribution of the Drug Detector product line upon mutual agreement with Mistral Security, Inc., due to less than anticipated market acceptance.

         Rapid Tec Cup(TM): In July 2001, we began providing contract strip manufacturing to Starplex Scientific, Inc. As a result of this relationship, in December, 2002, we entered into a private-label agreement with Starplex Scientific, Inc for its onsite drugs of abuse self-contained cup. We adopted the trademark of Rapid Tec Cup for this product, as the strip utilized in the product is the same as in our Rapid Tec product line. Currently we offer a 5 panel cup that tests for THC, cocaine, opiates, amphetamines and PCP. We expect the Rapid Tec Cup will be useful in the Corporate/Workplace and Corrections/Government markets where a self-contained product may be required.

         Contract Manufacturing

         Through the fiscal year ending December 31, 2002, we provided bulk strip contract manufacturing services to a number of point of care diagnostic companies. Currently we manufacture test components for the detection of tuberculosis, drugs of abuse and HIV for 3 non-affiliated point of care companies. While we do not currently derive a significant portion of our revenues from contract manufacturing, we do expect that this will change in the future and contract manufacturing will become a more substantial portion of our revenues.

    Our Markets

         Corporate/Workplace
         -------------------

         We have developed a nationwide network of distributors and administrators of workplace drug testing programs to sell our drugs of abuse product line. Our direct sales team also sells in this market to key customers and coordinates all sales efforts in this market. We believe that the market for utilization of onsite drug screens for pre-employment and random employee testing is expanding.

         o In September 2001, the Office of National Drug Control Policy (the "ONDCP") reported that between 1992 and 1998, the overall cost of drug abuse to society increased at a rate of 5.9% annually. By 1998, the societal cost of drug abuse was $143.4 billion. Furthermore, the ONDCP projected that by the year 2000, the societal cost of drug abuse would be $160.7 million.

         o According to the 2001 SAMHSA National Household Survey on Drug Abuse, released in Sept 2002, 76.4% of adults who use illegal drugs are employed, either full or part-time.

         o According to the U.S. Department of Labor, the annual cost to American employers of on-the-job substance abuse is estimated to be $100 billion. This figure includes lost productivity, theft, accidents and additional healthcare costs.

         o    Studies reported by the Institute for a Drug-Free Workplace show:

                 o Of all workplace drug users who test positive, 52% are daily users
                 o Employees who test positive for drugs were 60% more likely to be responsible for plant accidents, used a third more sick leave and have many more unexcused absences.

         According to the American Management Association ("AMA"), drug testing is performed by 65% of major U.S. firms. For the reasons, stated above, not only are there financial benefits of drug testing, but a drug-free environment is a safer one. Incentives encourage employers to adopt Drug Free Workplace Programs. Drug testing is an integral part of a Drug Free Workplace Program. In some states, there are workman's compensation and unemployment insurance premium reductions, tax deductions and other incentives for adopting these programs. The Drug Free Workplace Act requires employers receiving federal contracts of $100,000 or more to enact a Drug Free Workplace program (the Federal Acquisition Streamlining Act of 1994 (FASA) raised the threshold of contracts covered by the Drug Free Workplace Act from $25,000 to those exceeding $100,000).

         Government, Corrections and Law Enforcement
         -------------------------------------------

         We utilize our network of distributors and our direct sales team to sell our drugs of abuse screening products in this market. This market includes federal, state and county level agencies, including correctional facilities, pretrial agencies, probation, drug courts and parole departments at the federal and state levels and juvenile correctional facilities. According to the Bureau of Justice Statistics ("BOJ"), as of December 31, 2001, there were more than 1.4 million inmates in state and federal prisons and at midyear 2002; there were 702,000 in local jails. As of January 2003, approximately 54.7% of inmates in federal prisons were sentenced as drug offenders according to the Federal Bureau of Prisons. The BOJ also reported that as of December 31, 2001, approximately
3.9 million adults were under federal, state or local jurisdiction on probation, and about 731,000 were on parole. Almost all persons (99%) on parole or probation have one or more conditions to their sentence required by the court or probation agency including periodic drug testing and substance abuse treatment. Our products are aimed at this and other similar markets.

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

         International Markets
         ---------------------

         We sell our products primarily through distributors in this market. We have entered into distribution agreements with companies in several countries and are pursuing a course of multinational distribution of our products through both clinical and non-clinical distribution companies. As of February 2003, we had 20 distributors representing 29 countries outside the United States.

         Clinics, Physicians, and Hospitals
         ----------------------------------

         This market includes emergency rooms, physician offices, hospitals and clinics and rehabilitation facilities associated with hospitals. In their preliminary estimates for January to June 2002, the Drug Abuse Warning Network ("DAWN") estimated that in the first 6 months of 2002, there were approximately 564,000 episodes, with an average of 1.8 drugs per episode, in emergency departments in the United States in which drugs were mentioned. Our Rapid Drug Screen nine panel test is used in this market as it provides fast and accurate results when time is critical. We are continuing to negotiate an exclusive distribution agreement with a multi-national diagnostics company focused on the clinical point of care market.

         Consumer/Over-the-Counter
         -------------------------

         Our drugs of abuse screening products are not currently available for sale in this market, as we have not yet received the necessary marketing clearance from FDA. It is our intention to obtain the required marketing clearance in the future.

         Educational Market
         ------------------

         According to the 2002 University of Michigan Monitoring the Future study, 10.4% of 8th graders, 20.8% of 10th graders and 25.4% of 12th graders had used an illicit drug within the prior 30 days of being interviewed for the study. Furthermore, over half (53%) of young people have tried an illicit drug by the time they finish high school. We believe our products could be an integral part of helping schools test due to their ease of use and immediate, accurate results.

         In June 2002, the Supreme Court, ruled by a 5-4 vote that public middle and high schools can require drug tests for students in extracurricular activities including band, choir, and other activities without violating their privacy rights. Drug tests can be required without any suspicion of drug use, and applies to students in grades 7 through 12 who sign up for activities such as cheerleading, band, academic teams, and other extracurricular activities. Students can be tested at the start of the school year and then randomly throughout the year. It is our opinion that, with this decision, schools will be more likely to implement a drug-testing program although, because the decision came after many schools' annual district budgeting was complete for the following year, we do not expect that our sales to the educational market to increase until fiscal year ending December 31, 2004.

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

    Product Distribution

         We have a two-pronged distribution strategy that focuses both on growing business through our valued third party distribution partners and targeting key customers on a direct basis. We sell our products through third party distribution channels whose ultimate customers are the corporate/workplace, government, corrections and law enforcement agency markets, and directly through a staff of highly experienced and well-trained sales executives with drugs of abuse testing expertise.

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

    Competition

         Competition to our onsite urine-based products comes from onsite tests developed by companies including, but not limited to, Roche Diagnostics (In February 2003, Varian Inc. acquired the Roche Diagnostics product line for drugs of abuse testing), Medtox Scientific, Inc. and Biosite Diagnostics.

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

         Other competitors to our onsite urine tests are onsite tests with platforms utilizing saliva instead of urine. Saliva-based drug tests have limitations relative to detection time, generally detecting traces of drugs of abuse in a 3 to 18 hour window compared to one to three days for urine-based testing. However, this shorter window of detection can be useful in some market segments, such as post-accident testing in the workplace. In August 2001, we signed a licensing agreement with ANSYS Technologies, Inc., to market an onsite saliva-based test for drugs of abuse (the OralStat). Some of our competitors in the saliva-based testing market have been promoting their products longer and therefore, have more experience in marketing saliva-based products to the appropriate segment(s).

    Manufacturing

         In September 1999, we moved into a 30,000 square foot facility in Kinderhook, New York, which houses assembly and packaging of our products in addition to administration. We continue to contract-out the printing and manufacture of specimen cup components of the Rapid Drug Screen. We do not manufacture the OralStat product. In addition to manufacturing all of our own individual test strips, we manufacture the test strips in the Rapid Tec Cup product.

         We lease a 9,000 square foot R&D and production facility in Logan Township, New Jersey that houses research and development and bulk strip manufacturing.

         Our present manufacturing equipment is sufficient to produce 200,000 drug test kits per month, assuming one shift per day, five days per week. In the fiscal year ending December 31, 2002, we sold approximately 2,359,361 test kits. Our facilities in Kinderhook, New York and Logan Township, New Jersey would allow us to increase our production capacity if additional personnel are hired and more equipment is installed. We could further increase capacity with additional shifts. We expect to add additional assembly/packaging personnel and/or equipment as production needs increase. (See Item 2. Description of Property on page 16).

         We currently have approximately fifty suppliers who provide us with the raw materials necessary to manufacture our drug testing strips and our drugs of abuse screening products. (See Risk Factors beginning on page 10.)

    Patents and Trademarks/Licenses

         To date, we have been granted fourteen patents related to the Rapid Drug Screen and/or Rapid One product lines, including four U.S. design patents and four utility patents. We currently have an additional six United States patent applications, and seven foreign patent applications pending.

         We have registered "ABM" and its logo in the United States, Canada, Chile, Mexico and Europe. We have registered the "Rapid Drug Screen" trademark in the United States, Mexico, Canada, Europe and Russia. We have also registered Rapid One and its logo, Rapid Tec and its logo and OralStat in the United States. We have additional trademark applications pending in the United States. There can be no assurance that the additional patents and/or trademarks will be granted or that, if granted, they will withstand challenge. (See "Risk Factors - Intellectual Property Rights" on page 13).

         We have a licensing agreement with ANSYS Technologies, Inc., for the OralStat that allows us to market the OralStat to the criminal justice, workplace and drug treatment sectors.

         In connection with the settlement of a patent infringement suit we filed against numerous parties in April 2001, we have a licensing and royalty agreement with Phamatech, Inc., under which we were paid a licensing fee and will continue to be paid a percentage of revenues of versions of the Phamatech product that infringe on our Rapid Drug Screen patent. As of the date of this report, Phamatech no longer sells the versions of their product that infringe on our Rapid Drug Screen patent.

    Research and Development

         We currently manufacture all of our individual drug testing strips. Our Research and Development, or R&D, efforts have been focused on enhancing and/or maintaining the performance and reliability of our drug testing strips. In addition, this fiscal year, our R&D team developed an additional version of the Rapid Tec, the Rapid Tec-5, and completed the development process on contract manufacturing projects. The R&D team continues to consider the potential of a "CLUB-DRUG" panel that could be a useful tool against the latest drugs of choice, such as Rohypnol, Ecstasy, Ketamine, Ritalin, GHB, Methamphetamines and Methaqualone. Our R&D expenditures were $297,000 for the fiscal year ending December 31, 2002 and $289,000 for the eight months ended December 31, 2001.

    Government Regulations

          The development, testing, manufacture and sale of our drugs of abuse screening products and possible additional biomedical products are subject to regulation by the United States and foreign regulatory agencies. Pursuant to the Federal Food, Drug, and Cosmetic Act, and the regulations promulgated thereunder, the FDA regulates the pre-clinical and clinical testing, manufacture, labeling, distribution and promotion of medical devices. If the Company fails to comply with applicable requirements it may be subject to fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant pre-market clearance or pre-market approval for devices, withdrawal of marketing clearances or approvals and criminal prosecution.

         Our products fall under the category of 510(k) submissions to FDA. A 510(k) is a premarketing submission made to FDA to demonstrate that the device to be marketed is as safe and effective, that is, substantially equivalent, to a legally marketed device that is not subject to premarket approval (PMA). Applicants must compare their 510(k) device to one or more similar devices currently on the U.S. market and make and support their substantial equivalency claims. A legally marketed device is a device that was legally marketed prior to May 28, 1976 (preamendments device), or a device that has been reclassified from Class III to Class II or I, or a device which has been found to be substantially equivalent to such a device through the 510(k) process, or one established through Evaluation of Automatic Class III Definition. The legally marketed device(s) to which equivalence is drawn is known as the "predicate" device(s). Applicants must submit descriptive data and, when necessary, performance data to establish that their device is substantially equivalent to a predicate device.

         Although FDA clearance is not required for non-clinical markets (such as industry and corrections), it is required for clinical markets (such as hospitals and physicians).

         We believe that clinical markets will become a major marketplace for our drug screening products. We have received 510(k) clearance for our nine panel test. With this approval, we can offer a variety of combinations to meet customer requirements, both with our multiple panel tests and our individual Rapid One tests. In November 2001, we received 510(k) clearance for our tests for methadone and Ecstasy. In March 2002, we received 510(k) clearance for our test for Oxycodone. In June 2002, the Starplex Scientific self-contained drug testing device marketed by us under the trademark Rapid Tec Cup received 510(k) clearance. In July 2002, we received 510(k) clearance for our Rapid Tec-5 product. The OralStat has not yet received 510(k) clearance from FDA and is currently available for "forensic use only".

         Furthermore, in order to sell our products in Canada after November 2003, the Company must comply with ISO13485, The International Standards Organization's Directive for Quality Systems for Medical Devices (MDD or Medical Device Directive), and in order to sell our products in the European Union after November 2003, the Company must obtain CE marking for all products intended for sale which must be achieved by complying with the In Vitro Diagnostic Directive
(IVDD). Collectively, these standards are similar to the U.S. Federal Regulations enforced by FDA, and are a reasonable assurance to the customer that the manufacture of our products is conducted in a consistent manner to help ensure that quality, defect-free goods are produced. In the European Union, a "CE" standing for Community Europa, is affixed to the product for easy identification of quality products. In order to prove compliance, the Company will be audited and its technical documentation reviewed by a Notified Body, a third party reviewer approved by at least one of the Member States of the European Union as well as Canada. Preparation for this audit process began in October of 2002 and is expected to be completed in the first half of 2003.

    Employees

         Currently, we have approximately 88 employees, of which 87 are full-time and 1 is part-time. None of our employees are covered by collective bargaining agreements, and we believe our relations with our employees are good.

    Risk Factors

We have a limited operating history, which may make it difficult to accurately forecast our future revenues and other operating results.

         We began selling our drugs of abuse screening products in 1996 and began providing contract manufacturing services for other point of care companies in late 2001. As a result, we have only a limited operating history upon which you may evaluate our business and prospects. Our limited operating history may make it difficult or impossible for analysts or investors to accurately forecast regarding our future revenues and other operating results and the price of our securities could decline substantially.

We have a history of incurring net losses since we were formed.

         Since inception in 1992 through the transition period ended December 31, 2001, we incurred net losses. In the year ended December 31, 2002, we earned net income of $719,000. Through December 31, 2002, we have an accumulated deficit of $14.4 million. We expect to continue to make substantial expenditures for sales and marketing, product development and other purposes. Our ability to maintain profitability in the future will primarily depend on our ability to increase sales of our products, reduce production and other costs and successfully introduce new and enhanced versions of our existing products into the marketplace. We cannot assure you that we will be able to increase our revenues at a rate that equals or exceeds expenditures. Our failure to do so will result in our incurring additional losses.

We depend on distributors for a significant portion of our sales and the loss of, or reduction in sales by, our current distributors could harm our business.

         We derive a portion of our revenues, and expect to continue to derive a portion of our revenues in the near future, from sales by our distributors. Currently we have approximately 75 domestic and 20 international distributors. For the fiscal year ending December 31, 2002, approximately 25.3%, or $2.6 million of our sales were made to distributors. No distributor accounted for more than 10% of our total revenues in the fiscal year ending December 31, 2002. Our success will somewhat depend upon the future sales by our distributors. The loss of, or inability to replace any one or more of these distributors, significant changes in their product requirements, delays of significant orders or the occurrence of any sales fluctuations of our drugs of abuse products could reduce our revenues.

Our products are sold in limited markets and the failure of any one of them to achieve widespread market acceptance would significantly harm our results of operation.

       We offer a number of drugs of abuse screening products that are sold in limited markets, and we currently derive most of our revenues from sales of our drugs of abuse screening product line. To attain break-even results of operations, we must achieve approximately $3 million in quarterly revenues from our products. If our products do not achieve and maintain this level of revenue, our results of operations would be significantly harmed.

       In addition, we only began selling our drugs of abuse product line in 1996, and cannot yet predict whether they will gain further widespread market acceptance. Achieving market acceptance for our drug tests will require substantial marketing efforts and expenditure of significant funds to inform potential distributors and customers of the distinctive characteristics, benefits and advantages of our test kits. The OralStat was introduced into the forensic markets in October 2001, the Rapid Tec into the non-clinical markets in March 2002 and the Rapid Tec Cup into the non-clinical markets in December 2002. We have no history upon which to base market or customer acceptance of these products. Introduction of the OralStat, Rapid Tec and Rapid Tec Cup have required, and may continue to require substantial marketing efforts and expenditure of funds. The Rapid Drug Screen Scan-R has not yet been introduced into the marketplace.

         Due to the variety and complexity of the environments in which our customers operate, our products may not operate as expected. This could result in cancelled orders, delays and increased expenses. In addition, the success of competing products and technologies, pricing pressures or manufacturing difficulties could further reduce our profitability and the price of our securities.

If we fail to keep up with technological factors and fail to develop our products, we may be at a competitive disadvantage.

       The onsite drug testing market is highly competitive. Several companies produce drug tests that compete directly with our drugs of abuse product line, including Roche Diagnostics (Varian, Inc.), Biosite Diagnostics and Medtox Scientific, Inc. As new technologies become introduced into the onsite testing market, we may be required to commit considerable additional efforts, time and resources to enhance our current product portfolio or develop new products. Our success will depend upon new products meeting targeted product costs and performance, in addition to timely introduction into the marketplace. We are subject to all of the risks inherent in product development, which could cause material delays in manufacturing.

We rely on third parties for raw materials used in our drugs of abuse products and in our contract manufacturing processes.

         We currently have approximately fifty suppliers who provide us with the raw materials necessary to manufacture our drug testing strips and our drugs of abuse screening products. The loss of one or more of these suppliers, the non-performance of one or more of their materials or the lack of availability of raw materials could suspend our manufacturing process related to our drugs of abuse products. This interruption of the manufacturing process could impair our ability to fill customers' orders as they are placed, which would put us at a competitive disadvantage.

         Furthermore, we rely on a number of third-parties for supply of the raw materials necessary to manufacture the test components we supply to other point of care diagnostic companies under contract manufacturing agreements. The loss of one or more of these suppliers could suspend the strip manufacturing process and this interruption could impair our ability to perform contract manufacturing services.

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

        We face competition from other manufacturers of drugs of abuse screening products such as Roche Diagnostics (Varian, Inc.), Medtox Scientific, Inc. and Biosite Diagnostics. These competitors are more well known and have far greater financial resources than us. The markets for drugs of abuse screening products and related products are highly competitive. There can be no assurance that other companies will not attempt to develop or market products directly competitive with our drugs of abuse product line. We expect other companies to develop technologies or products, which will compete with our products.

Possible inability to find and attract qualified personnel.

        We will need additional skilled, sales and marketing, technical and production personnel to grow the business. If we fail to retain our present staff or attract additional qualified personnel our business could suffer.

We depend on key personnel to manage our business effectively.

        We are dependent on the expertise and experience of our senior management such as Gerald A. Moore, President and Chief Executive Officer, Stan Cipkowski, Executive Vice President, Douglas Casterlin, Executive Vice President of Operations, Martin Gould, Chief Scientific Officer and Keith E. Palmer, Chief Financial Officer, for our future success. The loss of Messrs. Moore, Cipkowski, Casterlin, Gould and/or Palmer could negatively impact our business and results of operations. We do not maintain key man insurance for any of our management employees.

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

        Approval from FDA is not currently required for the sale of our products in non-clinical markets, but is required in the clinical and over-the-counter markets. Recently, FDA informed onsite manufacturers that it intended to enforce its draft guidance document related to the sale of onsite tests in the workplace market, initially released in 1999. This enforcement would require that each onsite device be priced to include, up-front, the cost of obtaining laboratory confirmation of the results of the test. FDA also seeks to require the onsite tests to meet over the counter (OTC) clearance or have a special industrial use clearance (FDA has not yet published any guidance with respect to the applicable standards for granting the special industrial clearance). Although our drugs of abuse products have met FDA requirements for professional use, we have not obtained OTC clearance from FDA. The workplace market is one of our primary markets and the added cost of confirmation and additional FDA clearance may raise the price of our products making it difficult to compete with laboratory based testing, thereby negatively impacting our revenues. Furthermore, there can be no assurance that if, and when, we are required to apply for either the OTC clearance or the special industrial clearance, either clearance will be granted. If either such clearance is not granted, we would be unable to sell our products in the workplace market and our revenues would be negatively impacted.

        Although we are currently unaware of any changes in regulatory standards related to the clinical and OTC markets, if regulatory standards were to change in the future, there can be no assurance that FDA will grant us the approvals, if and when we apply for them, required to comply with the changes.

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

        We seek to protect our proprietary products under trade secret and copyright laws, which afford only limited protection. We currently have a total of 14 U.S. and foreign patents relating to the Rapid Drug Screen and/or Rapid One product line. We have additional patent applications pending in the United States, and other foreign countries, related to our drugs of abuse products. We have trademark applications pending in the United States. Certain trademarks have been registered in the United States and in other foreign countries.

        Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain information that we regard as proprietary. For example, our sales were adversely affected in fiscal 2000 and fiscal 2001 (year ending April 30, 2001) as a result of sales of products similar to ours. In April of 1999, we filed suit in a federal court against Phamatech, Inc. of California, a former supplier of ours, and numerous other parties to stop these sales. We incurred significant legal fees of $1.6 million attempting to enforce our patents. In April 2001, we settled with Phamatech and all other defendants in this lawsuit. The settlement agreement established a license and royalty arrangement under which we were paid a licensing fee and will continue to be paid a percentage of revenues of the infringing product. Under the terms of the settlement, each party has agreed not to disclose to any third parties the terms and conditions of this agreement.

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

Potential issuance and exercise of new warrants and exercise of outstanding warrants could adversely affect the value of our securities.

        In connection with our sale of 1,408,450 common shares for $2,000,000 ($1.42 per share) in a private placement to Seaside Partners, L.P. ("Seaside") on April 28, 2000, we issued a 5-year warrant to Seaside to purchase 953,283 common shares of our stock at an exercise price of $1.17 per share. To settle a penalty owed to Seaside because of a late effective registration statement, we adjusted the exercise price of the 953,283 warrant shares from $1.17 to $0.95 in February 2001. In May 2001, we issued a 5-year warrant to purchase 200,000 common shares of our stock at an exercise price of $1.50 per share to Brean Murray & Co., Inc. ("Brean Murray") as compensation for their services as a financial advisor. On August 22, 2001, we issued warrants, exercisable during a 54 month period beginning February 22, 2002, to purchase 1,274,500 common shares of our stock at an exercise price of $1.05 per share in connection with the private placement of 2,549,000 shares of common stock (the 1,274,500 warrants issued in connection with the August 2001 private placement trade on the NASDAQ SmallCap Market). We also issued, on August 22, 2001, warrants, exercisable during a 54 month period beginning February 22, 2002, to purchase a total of 203,920 common shares of our stock at an exercise price of $1.20 per share, of which warrants to purchase 152,940 common shares were issued to Brean Murray & Co., Inc. as compensation for their services as placement agent and warrants to purchase 12,745 common shares were issued to Axiom Capital Management, Inc., warrants to purchase 5,735 common shares were issued to Jeffrey Goldberg, warrants to purchase 16,250 common shares were issued to Barry Zelin, warrants to purchase 16,250 common shares were issued to David L. Jordon, for their services as sub-agents of Brean Murray & Co., Inc. On November 15, 2001, we issued a warrant to purchase 20,000 common shares at an exercise price of $1.00 to Hudson River Bank & Trust Company ("HRBT") in connection with the purchase of our facility in Kinderhook, New York.

        If the Seaside warrant, the Brean Murray Warrants, the Private Placement Warrants and the HRBT warrants are exercised, the common shares issued will be freely tradable, increasing the total number of common shares issued and outstanding. If these shares are offered for sale in the public market, the sales could adversely affect the prevailing market price by lowering the bid price of our securities. The exercise of any of these warrants could also materially impair our ability to raise capital through the future sale of equity securities because issuance of the common shares underlying the warrants would cause further dilution of our securities. The warrants are subject to or contain certain anti-dilution protection that may result in the issuance of additional shares under some circumstances including, but not limited to, paying of a dividend, subdivision of our outstanding shares into a greater number of shares, combination of our outstanding shares into a smaller number of shares, an issuance of shares of common stock by reclassification or in the case of the Brean Murray and Seaside warrants, a sale of our common shares, or a security convertible into common shares, for consideration per share less than the exercise price of the warrants.

Potential issuance and exercise of new options and exercise of outstanding options could adversely affect the value of our securities.

        The Board of Directors of the Company has adopted four (4) Nonstatutory Stock Option Plans providing for the granting of options to employees, directors, and consultants (see Note K [3]). As of December 31, 2002, there were 5,298,750 options issued and outstanding under all four plans combined, of which

3,047,390 were exercisable. As of December 31, 2002, there were 25,000 options available for issuance under the Fiscal 2000 Plan and 1,311,500 options available for issuance under the Fiscal 2001 Plan. There are no options available for issuance under either the Fiscal 1997 Plan or the Fiscal 1998 Plan, as options expire or are cancelled under these latter two plans, they are not re-issued.

        If these options are exercised, the common shares issued will be freely tradable, increasing the total number of common shares issued and outstanding. If these shares are offered for sale in the public market, the sales could adversely affect the prevailing market price by lowering the bid price of our securities. The exercise of any of these options could also materially impair our ability to raise capital through the future sale of equity securities because issuance of the common shares underlying the options would cause further dilution of our securities. The options are subject to or contain certain anti-dilution protection that may result in the issuance of additional shares under some circumstances including, but not limited to, paying of a dividend in common shares, a declaration of a dividend payable in a form other than common shares in an amount that has a material effect on the price of common shares, a combination or consolidation of the outstanding common shares (by reclassification or otherwise) into a lesser number of common shares, a recapitalization, a spin-off or a similar occurrence.

Substantial resale of restricted securities may depress the market price of our securities.

        There are 5,204,655 common shares presently issued and outstanding as of the date hereof that are "restricted securities" as that term is defined under the Securities Act of 1933, as amended, (the "Securities Act") and in the future may be sold in compliance with Rule 144 of the Securities Act, or pursuant to a Registration Statement filed under the Securities Act. Rule 144 provides that a person holding restricted securities for a period of one year or more may, in any three month period, sell those securities in unsolicited brokerage transactions or in transactions with a market maker, in an amount equal to the greater of one percent of our outstanding common shares or the average weekly trading volume for the prior four weeks. Sales of unrestricted shares by affiliates of the Company are also subject to the same limitation upon the number of shares that may be sold in any three-month period. Investors should be aware that sales under Rule 144 or 144(k), or pursuant to a registration statement filed under the Act, may depress the market price of our Company's securities in any market that may develop for such shares.

We may need additional funding for our existing and future operations.

        The Company believes that its current cash balances, and cash generated from operations will be sufficient to fund operations for the next twelve months however, this estimate is based on certain assumptions and there can be no assurance that unanticipated costs will not be incurred. Future events, including the problems, delays, expenses and difficulties which may be encountered in establishing and maintaining a substantial market for our products, could make cash on hand insufficient to fund operations. If cash generated from operations is insufficient to satisfy the Company's working capital and capital expenditure requirements, the Company may be required to sell additional equity or debt securities or obtain additional credit facilities. There can be no assurance that such financing will be available or that the Company will be able to complete financing on satisfactory terms, if at all. Any financing may result in further dilution to existing shareholders.

Our ability to retain and attract market makers is important to the continued trading of our securities.

        Our common shares trade on the NASDAQ SmallCap Market under the symbol "ABMC", and our common stock purchase warrants trade on the NASDAQ SmallCap

Market under the symbol "ABMCW". In the event that the market makers cease to function as such, public trading in our securities will be adversely affected or may cease entirely.

If we fail to meet the continued listing requirements of the NASDAQ SmallCap Market, our securities could be delisted.

         Our securities are listed on the NASDAQ SmallCap Market. The NASDAQ Stock Market's Marketplace Rules impose requirements for companies listed on the NASDAQ SmallCap Market to maintain their listing status, including minimum common share bid price of $1.00, and $2,500,000 in shareholders' equity or $500,000 in net income in the last fiscal year. Although as of the date of this report our common shares are trading at, or higher than, levels of the minimum bid requirement, recently our common shares have traded at levels lower than the minimum bid requirement.

        Delisting could reduce the ability of investors to purchase or sell our securities as quickly and as inexpensively as they have done historically and could subject transactions in our securities to the penny stock rules. Furthermore, failure to obtain listing on another market or exchange may make it more difficult for traders to sell our securities. Broker-dealers may be less willing or able to sell or make a market in our securities because of the penny stock disclosure rules. Not maintaining a listing on a major stock market may result in a decrease in the trading price of our securities due to a decrease in liquidity and less interest by institutions and individuals in investing in our securities. Delisting from the NASDAQ Stock Market would also make it more difficult for us to raise capital in the future.

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

        In August 1999, we leased a 3,900 square foot R&D and production facility in Bridgeport, New Jersey. This facility was originally leased for a period of three years. In March 2001 we expanded the New Jersey facility by leasing an additional 5,200 square feet, for a total of approximately 9,000 square feet, until August 2002. Upon expiration of both leases, we had the option to renew both leases. On August 20, 2002 we combined both leases and renewed them for a total average monthly cost of $5,300, which includes the base rental of $4,317 along with taxes and additional occupant costs.

        ITEM 3. LEGAL PROCEEDINGS

        In June 1999, Richard Davidson filed a lawsuit against the Company in New York. Davidson claimed that two placement memoranda dated September 15, 1992 and February 5, 1993, obligated the Company to issue him 1,155,601 common shares of the Company's stock. In addition, Davidson claimed a finder's fee of 5% of the funds raised by the September 1992 private placement. He alleged that a sum of $1 million was raised. He also claimed he was entitled to a consulting fee of $24,000. Management denied the claims and vigorously contested the suit. (See "Note C-Litigation" in the Company's Form 10-QSB for the quarter ending September 30, 2002 filed with the U.S. Securities and Exchange Commission on

November 14, 2002 and incorporated herein by reference). In December 2002, the Company settled any and all claims related to this case and paid Davidson the sum of $150,000 for such settlement, which is evidenced with a note from Fortius Capital (See Note H).

        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II
-------

        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

        Our common shares trade on the National Association of Securities Dealers Automated Quotation System Small Cap Market (NASDAQ SmallCap) under the symbol ABMC and our common stock purchase warrants ("warrants") trade on the NASDAQ SmallCap under the symbol ABMCW. The following table sets forth the high and low sale prices of our securities as reported by the NASDAQ SmallCap Market for the periods indicated.

         Common Shares
         -------------

         Fiscal year ending December 31, 2002                               High                  Low
         ------------------------------------                               ----                  ---
              Quarter ending December 31, 2002                              $1.48                 $0.86
              Quarter ending September 30, 2002                             $1.45                 $0.89
              Quarter ending June 30, 2002                                  $1.69                 $0.82
              Quarter ending March 31, 2002                                 $1.09                 $0.77


         Eight months ending December 31, 2001                              High                  Low
         -------------------------------------                              ----                  ---

              Transition period ending December 31, 2001                    $1.53                 $0.75
              Quarter ending October 31, 2001                               $1.20                 $0.65
              Quarter ending July 31, 2001                                  $1.30                 $0.75

         Warrants
         --------

         Fiscal year ending December 31, 2002                               High                  Low
         ------------------------------------                               ----                  ---

              Quarter ending December 31, 2002                              $0.74                 $0.46
              Quarter ending September 30, 2002                             $0.94                 $0.00
              Quarter ending June 30, 2002*                                 $0.00                 $0.00


        * Our warrants began trading on the NASDAQ SmallCap Market on June 17, 2002; however, there was no trading activity on this security until July 18, 2002.

        As of March 25, 2003, there were approximately 4,500 holders of our securities. As of March 25, 2003 there were outstanding 20,609,548 common shares and 1,274,500 warrants. The Company has not declared any dividends on our common shares and does not expect to do so in the foreseeable future.

        On March 21, 2003, the last reported sale price for our common shares as reported on the NASDAQ SmallCap Market was $1.07 per share and the last reported sale price of our warrants was $0.63 per warrant. Average daily trading volume on our common shares and warrants during the three-month period from December 25, 2002 to March 25, 2003 was approximately 58,672 common shares and 311 warrants respectively.

        Recent sales of unregistered securities

        None

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

Critical Accounting Policies and Estimates

        American Bio Medica Corporation's ("ABMC's") discussion and analysis of its financial condition and results of operations are based upon ABMC's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires ABMC to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, ABMC evaluates its estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, income taxes, financing operations, warranty obligations, and contingencies and litigation. ABMC bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Change in Year-End.

        In the prior year, ABMC changed its fiscal year-end from April 30 to December 31. An eight-month transition period from April 30, 2001 through December 31, 2001 (the "Transition Period") precedes the start of the 2002 fiscal year. Accordingly, the following discussion includes unaudited data for the twelve months ended December 31, 2001 and the eight months ended December 31, 2000 for comparability purposes.

Results of operations for the twelve months ended December 31, 2002 (audited) as compared to the twelve months ended December 31, 2001 (unaudited)

         The following table presents certain financial information for the 12 months ended December 31, 2002 and 2001 respectively:


                                                                             Twelve Months Ended

                                                                   December 31, 2002       December 31, 2001
                                                                   -----------------       -----------------
                                                                                              (unaudited)
Revenues                                                             $10,312,000             $ 6,501,000
                                                                     ===========             ===========
Gross profit                                                         $ 5,836,000             $ 3,714,000
                                                                     ===========             ===========

Net Income/(Loss)                                                    $   719,000             $(2,237,000)
                                                                     ===========             ============

Basic and fully diluted Income/(Loss) per common share                   $.03                   $(.12)
                                                                         -----                  ------
Weighted average common shares outstanding-basic                      20,610,000              18,907,000
                                                                     -----------             -----------
Weighted average common shares outstanding-
Fully diluted                                                         21,326,000              18,907,000
                                                                     -----------             -----------

        Net sales were $10,312,000 for the twelve months ended December 31, 2002 as compared to $6,501,000 for the twelve months ended December 31, 2001, representing an increase of $3,811,000 or 58.6%. Continued strong direct sales, increased sales in telemarketing and international and steady distributor sales contributed to the growth during the year. During the twelve months ended December 31, 2002, the Company continued its program to market and distribute its primary product, the Rapid Drug Screen, together with its saliva test (OralStat) and its newly developed Rapid Tec series.

        The Company continued its program of rebuilding relationships with key distributors, and executed agreements with several new distributors, hired a Director of Marketing, further expanded the sales group to focus on the Company's core business, the sale of the Rapid Drug Screen and other drugs of abuse test kits, and began development of diagnostic tests or components using immunoassay technology to diversify its product line into the areas of veterinary medicine, mycotoxin detection, tuberculosis and HIV testing. Management believes sales from its urine based drug test kits and the OralStat saliva based test will continue to grow as a result of this focus on the core business and new sales will increase from new product development.

        Cost of goods sold for the twelve months ended December 31, 2002 was $4,476,000 or 43.4% of net sales as compared to $2,787,000 or 42.9% of net sales for the twelve months ended December 31, 2001. Costs of raw materials, labor and overhead associated with manufacturing have remained relatively consistent during the twelve months ended December 31, 2002.

        While revenues increased 58.6% in the twelve months ended December 31, 2002, research and development costs decreased $247,000, or 45.4%, selling and marketing expenses increased $21,000 or 0.9%, and general and administrative costs decreased $1,387,000 or 36.3%. Total operating expenses were $5,087,000 or 49.3% of net sales for the twelve months ended December 31, 2002 compared to $6,700,000 or 103.1% of net sales for the twelve months ended December 31, 2001.

Research and development
------------------------

        Research and development ("R&D") expenses for the twelve months ended December 31, 2002 were $297,000 or 2.9% of net sales compared to $544,000 or 8.4% of net sales for the twelve months ended December 31, 2001. The decrease in expense and associated percentage of net sales is due to several factors; the twelve months ended December 31, 2001 included costs relating to the completion of the Company's joint project with Abbott Laboratories as well as consulting expense incurred for product design modifications, neither of which recurred in 2002. Also impacting R&D expense in the current twelve months are reductions of $50,000 resulting from funding received from a vendor for whom the Company performed R&D services. Finally, as sales increased substantially from year to year, $187,000 more in R&D resources were allocated to the production of test strips to meet increased demand in 2002 than the same period in 2001. Management expects increases in R&D as it explores new markets and uses for its immunoassay technology.

Selling, general and administrative
-----------------------------------

        Selling and marketing expense was $2,357,000 for 2002 compared to $2,336,000 in 2001 representing an increase of $21,000 in the twelve months ended December 31, 2002. This is primarily due to a $208,000 increase in salaries and wages and an increase of $53,000 in travel expense offset by decreases in trade show expense of $84,000.

        Marketing and promotion expense decreased $138,000 in 2002 primarily due to the advertising and promotion decrease of $65,000 and the recovery of $50,000 of rent expense resulting from a favorable settlement with the former landlord of property occupied by Company marketing personnel in Boca Raton Florida in 1999 and 2000. In 2001, most of the Company's sales literature was redesigned and reproduced, an expense that did not recur in 2002. Also, in 2001, the Company incurred approximately $16,000 in expense on a joint project with a new distributor; this expense did not recur in 2002.

        General and administrative expense decreased $1,387,000 to $2,433,000 in the twelve months of 2002 compared to the same period in 2001. This is the result of the following:

        Investor relations costs decreased $145,000 in the twelve months ended December 31, 2002 compared to the same period in 2001. These costs included two full time positions in addition to travel expenses for two board members representing the Company in 2001. In 2002 one of the two full time investor relations positions is now accounted for as office salaries as a result of a change in responsibilities. Travel is limited to the one individual still included in Investor Relations. Also occurring in 2001 were travel and SEC filing expenses associated with securing the private placement that generated $2.3 million in capital. These expenses did not recur in 2002.

        Consulting expense decreased $53,000 in 2002. In 2001 consulting expense was incurred for the redesign of company publications, as well as $25,000 for an executive search. These expenses did not recur in 2002. Further, the Company paid two of its board members $21,600 during 2001 for transitioning the role of CEO.

        Building rental expense decreased $125,000 year over year, offset by an increase of $23,000 in depreciation expense resulting from the purchase of the Kinderhook facility in December 2001.

        Legal fees for the twelve months ended December 31, 2002 decreased $444,000 compared to the twelve months ended December 31, 2001 primarily due to the settlement of all outstanding litigation in 2001 and 2002.

        Accounting fees for the twelve months ended December 31, 2002 also decreased when compared to the same period a year ago. 2001 included a year-end audit for the twelve months ended April 30, 2001 that did not recur in 2002 as the Company changed its fiscal year end to December 31 at the end of 2001. Total accounting expense was $72,000 in 2002 compared to $400,000 in 2001, a decrease of $328,000.

        Non-cash compensation expense decreased $203,000 for the twelve months ended December 31, 2002 compared to the same period in 2001. The Company issued numerous stock option grants during 2001 for services. During 2002 no stock options or warrants were issued by the Company to non-employees for products or services.

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

        The following table presents certain financial information for the 8 months ended December 31, 2001 and 2000 respectively:

                                                                          Eight Months Ended

                                                              December 31, 2001    December 31, 2000
                                                              -----------------    -----------------
                                                                                       (unaudited)
Revenues                                                         $ 4,155,000         $ 5,192,000
                                                                 ===========         ===========
Gross profit                                                     $ 2,331,000         $ 3,464,000
                                                                 ===========         ===========

Net loss                                                         $(1,631,000)        $(1,274,000)
                                                                 ===========         ===========
Earnings per common share                                        $      (.08)        $      (.07)
                                                                 -----------         -----------
Weighted average common shares outstanding                        19,345,000          18,044,000
                                                                 -----------         -----------

        Net sales were $4,155,000 for the transition period compared to $5,192,000 for the eight months ended December 31, 2000. Sales to distributors were $1,409,000 for the transition period compared to $2,709,000 for the eight months ended December 31, 2000. The decrease is a result of some distributors selling competing products, including a similar product that was the subject of our patent litigation. The decline in distributor sales was partially offset by an increase in direct sales of $675,000 during the transition period and an increase in sales from our telemarketing efforts. Direct sales continued growth is consistent with management's business plan and will surpass sales from distributors during the first or second quarter of 2002. The Company's telemarketing efforts focus on smaller volume clients who are contacted directly by individuals who work out of the Company's headquarters. Efforts include but are not limited to cold calls to potential customers and direct mail campaigns.

        Gross profit for the transition period was $2,331,000, or 56.1% of net sales, as compared to $3,464,000, or 66.7% of net sales, for the eight months ended December 31, 2000. Gross profit decreased as a percentage of net sales as a result of increased large volume, lower margin sales to direct customers, as well as the inclusion of $111,000 of net adjustments to inventory in cost of sales during the transition period relating to shrinkage and inventory write downs, and $112,000 to establish a reserve for returns of consignment inventory. Costs of raw materials, labor and overhead associated with manufacturing have remained consistent during the transition period when compared to the eight months ended December 31, 2000.

        Selling, general and administrative costs were $3,967,000, or 95.5% of net sales, for the transition period compared to $4,370,000, or 84.2% of net sales, for the eight months ended December 31, 2000. This increase as a percentage of sales for the transition period was primarily due to the inclusion of $85,000 in severance costs in office salaries, $235,000 of non-cash compensation for financial advisory services, accounting fees of approximately $67,000 and legal fees of approximately $44,000 related to the filing of the S3 registration statement for the private placement completed in August 2001 and the resultant SEC comment letters, approximately $114,000 reserved for the settlement of legal matters, and additional accounting fees of $50,000 relating to the year end audit and financial reporting for the transition period.

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

        Marketing and promotion costs declined during the eight months ended December 31, 2001 compared to the same period ending December 31, 2000 primarily due to the discontinuation of the Company's promotion of the Drug Detector. In the eight month period ended December 31, 2000, marketing and promotion costs included salaries and benefits of two individuals responsible for the sale and promotion of Drug Detector.

        Investor relations costs have increased in the transition period as compared to the eight months ended December 31, 2000. The increase is primarily due to the inclusion of an executive vice president previously included in office salaries, the filing of the registration statement related to the equity private placement completed in August of 2001, and non-cash expense related to the issuance of warrants to several firms for financial advisory services for a one year term ending in April 2002.

        Legal expenses of $844,000 in the eight months ended December 31, 2000 related primarily to the patent litigation that was settled in the fourth quarter of fiscal 2001 [see notes C to the financial statements]. A settlement relating to the fees was reached with the Company's attorneys following settlement of the litigation and a gain on settlement of $259,000 was recognized in the transition period. Included in our legal fees for the transition period are approximately $44,000 relating to the filing of our S-3 registration statement for registration of the securities related the equity private placement completed in August 2001, and $221,000 of accruals for legal settlements. We expect our legal fees to be significantly lower in fiscal 2002 as a result of the settlement of patent infringement litigation.

        Accounting fees increased $200,000 for the transition period compared to the same period ending December 31, 2000. This increase is primarily related to the fees for filing of the S-3 registration statement for registration of the securities related the equity private placement completed in August 2001. Accounting fees of approximately $67,000 were incurred from our prior auditors relating to the filing of our S-3 registration statement for registration of the securities related the equity private placement completed in August 2001. Further, on October 2, 2001, the Board of Directors of the Company approved the discharge of Eisner LLP and the appointment of PricewaterhouseCoopers LLP as the Company's independent auditors. (See the Company's Form 8-K filed with the U.S. Securities and Exchange Commission on October 4, 2001, and incorporated herein by reference). This transition required coordination with both firms for the filing of our 10-QSB for the quarter ended October 31, 2001 as well as the 10-KSB for the transition period.

        Office salaries increased in the transition period compared to the eight months ended December 31, 2000 due to the addition of our former CEO, Robert Aromando. Also during the transition period an employee's salary previously reported in investor relations was reported in office salaries due to a change in responsibilities.

        Payroll taxes and insurance increased in the transition period compared to the eight months ended December 31, 2000 commensurate with the inclusion of the new CEO as well as associated increases in insurance for benefits, property and casualty, and workers compensation.

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

LIQUIDITY AND CAPITAL RESOURCES AS OF DECEMBER 31, 2002

        The Company's cash requirements depend on numerous factors, including product development activities, ability to penetrate the direct sales market, market acceptance of its new products, and effective management of inventory levels in response to sales forecasts. The Company expects to devote substantial capital resources to continue its product development, expand manufacturing capacity and continue research and development activities. The Company will examine other growth opportunities including strategic alliances and expects such activities will be funded from existing cash and cash equivalents, issuance of additional equity or additional borrowings, subject to market and other conditions. The Company believes that its current cash balances, and cash generated from future operations will be sufficient to fund operations for the next twelve months. If cash generated from operations is insufficient to satisfy the Company's working capital and capital expenditure requirements, the Company may be required to sell additional equity or obtain additional credit facilities. There is no assurance that such financing will be available or that the Company will be able to complete financing on satisfactory terms, if at all.

        The Company has working capital of $2,578,000 at December 31, 2002 as compared to working capital of $1,492,000 at December 31, 2001. The Company has historically satisfied its net working capital requirements through cash generated by proceeds from private placements of equity securities with institutional investors. The Company has never paid any dividends on its common shares and anticipates that all future earnings, if any, will be retained for use in the Company's business and it does not anticipate paying any cash dividends.

        At December 31, 2002 and 2001, the Company had cash and cash equivalents of $231,000 and $288,000, respectively. In addition the Company has a $40,000 revolving line of credit bearing an interest rate of prime plus 1.75% secured by its accounts receivable. At December 31, 2002, the Company had no outstanding balance on this line of credit.

        The Company realized $235,000 from the sale of 175,000 shares of treasury stock during the twelve months ended December 31, 2002. There are currently 225,000 shares held in treasury stock as of December 31, 2002, which the Company intends to sell for the purpose of generating cash to be used in operations.

        At December 31, 2002, the Company is in the final stages of selling approximately 87 acres of land at its Kinderhook facility for $150,000. The sale of the land has been approved by the Town of Stuyvesant Zoning Board. The final sale is subject to securing releases from two of the Company's lenders, which the lenders have committed to provide the Company, pending the procurement and assignment of life insurance policies for four of its officers.

        The Company's primary short-term capital and working capital needs are to increase and improve its manufacturing and production capabilities, maintain adequate inventory levels to support expected sales, continue to support its research and development programs, seek new distribution opportunities and focus sales efforts on high potential sectors of the drugs of abuse testing market.

Effect of Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligation. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, an entity capitalizes a cost by increasing the carrying amount of the long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not believe the adoption of this Statement will have a material impact on its financial statements.

         In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This Statement is effective for exit and disposal activities initiated after December 31, 2002. The Company does not believe the adoption of this Statement will have a material impact on its consolidated financial statements.

         In November 2002, FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statement No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34 ("FIN 45"). FIN 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 specifically excludes certain guarantee contracts from its scope. Additionally, certain guarantees are not subject to FIN 45's provisions for initial recognition and measurement but are subject to its disclosure requirements. The initial recognition and measurement provisions are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for our annual financial statements for the year ended December 31, 2002. The Company has made appropriate disclosures regarding warranties as of December 31, 2002 and is currently reviewing this Statement to determine its further effect on its financial statements.

         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation--Transition and Disclosure, an amendment to FASB Statement No. 123. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Finally, SFAS No. 148 amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial reporting. For entities that voluntarily change to the fair value based method of accounting for stock-based employee compensation, the transition provisions are effective for fiscal years ending after December 15, 2002. For all other companies, the disclosure provisions and the amendment to APB No. 28 are effective for interim periods beginning after December 15, 2002. The Company does not intend to adopt the transition provisions of the Statement and has made all required disclosures as of December 31, 2002.

         In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not believe the adoption of this Statement will have a material impact on its financial statements.

        ITEM 7.  FINANCIAL STATEMENTS

        The Company's Financial Statements are set forth beginning on page F-1.

        ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        On October 2, 2001, the Board of Directors of the Company approved the discharge of Eisner LLP and the appointment of PricewaterhouseCoopers LLP as the Company's independent auditors. (See the Company's Form 8-K filed with the U.S. Securities and Exchange Commission on October 4, 2001, and incorporated herein by reference).

PART III
--------

        ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

           The information required by this item is contained in our definitive Proxy Statement with respect to our Annual Meeting of Shareholders for the fiscal year ending December 31, 2002, under the captions "Election of Directors--Nominees", and "Security Ownership of Management and Certain Beneficial Owners", and is incorporated herein by reference.

        ITEM 10. EXECUTIVE COMPENSATION

            The information required by this item is contained in our definitive Proxy Statement with respect to our Annual Meeting of Shareholder for the fiscal year ending December 31, 2002, under the caption "Executive Compensation", and is incorporated herein by reference.

        ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

             The information required by this item is contained in our definitive Proxy Statement with respect to the Annual Meeting of Shareholders for the fiscal year ending December 31, 2002, under the caption "Security Ownership of Management and Certain Beneficial Owners", and is incorporated herein by reference.

        ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           The information required by this item is contained in our definitive Proxy Statement with respect to the Annual Meeting of Shareholder for the fiscal year ending December 31, 2002, under the caption "Certain Relationships and Related Transactions", and is incorporated herein by reference.


         ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

                  See Exhibit Index on page E-1, incorporated herein by reference.


          (b)  Reports on Form 8-K

                On October 24, 2002, the Company filed a Form 8-K related to the resignation of Robert L. Aromando Jr. from its Board of Directors.


         ITEM 14. CONTROLS AND PROCEDURES

         On February 4, 2003, the Company's CEO and CFO reviewed the Company's disclosure controls and procedures. Based on this evaluation, the Company, including the CEO and CFO, have concluded that the Company's disclosure controls and procedures are adequate to ensure the clarity and material completeness of the Company's disclosure in its periodic reports required to be filed with the SEC. Additionally, based upon this most recent evaluation, we have concluded that there were no significant changes in internal controls or other factors that could significantly affect the internal controls of the Company subsequent to the date of evaluation.

AMERICAN BIO MEDICA CORPORATION


SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           AMERICAN BIO MEDICA CORPORATION


                                           By /s/ Gerald A. Moore
                                              ----------------------------------
                                              Gerald A. Moore
                                              Chairman, President & CEO

Date: March 25, 2003


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 25, 2003:


/s/ Gerald A. Moore                       Chairman, President & Chief Executive
------------------------------------      Officer
Gerald A. Moore

/s/ Stan Cipkowski                        Executive Vice President & Director
------------------------------------
Stan Cipkowski

/s/ Edmund Jaskiewicz                     Director
------------------------------------
Edmund Jaskiewicz

/s/ D. Joseph Gersuk                      Director
------------------------------------
D. Joseph Gersuk

/s/ Dr. Denis O'Donnell                   Director
------------------------------------
Dr. Denis O'Donnell

/s/ Dr. Gerald W. Lynch                   Director
------------------------------------
Dr. Gerald W. Lynch

/s/ Daniel W. Kollin                      Director
------------------------------------
 Daniel W. Kollin

/s/ Keith E. Palmer                       Chief Financial Officer
------------------------------------      (Principal Financial Officer)
Keith E. Palmer

AMERICAN BIO MEDICA CORPORATION


CERTIFICATIONS
--------------

I, Gerald A. Moore, certify that:

         1. I have reviewed this annual report on Form 10-KSB of American Bio Medica Corporation;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 25, 2003


/s/ Gerald A. Moore
---------------------------
Gerald A. Moore
Principal Executive Officer
Chairman, CEO and President

AMERICAN BIO MEDICA CORPORATION


CERTIFICATIONS
--------------

I, Keith E. Palmer, certify that:

         1. I have reviewed this annual report on Form 10-KSB of American Bio Medica Corporation;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 25, 2003


/s/ Keith E. Palmer
--------------------------------
Keith E. Palmer
Principal Financial Officer
Executive Vice President Finance

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

   Report of prior independent auditors                                      F-3

   Balance sheets                                                            F-4

   Statements of operations                                                  F-5

   Statements of changes in stockholders' equity                             F-6

   Statements of cash flows                                                  F-7

   Notes to financial statements                                             F-9

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of American Bio Medica Corporation:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of American Bio Medica Corporation at December 31, 2002 and 2001, and the results of its operations and its cash flows for the year ended December 31, 2002 and for the eight months ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The Statements of Operations, Changes in Stockholders' Equity and of Cash Flows of the Company for the year ended April 30, 2001 were audited by other independent accountants whose report dated June 20, 2001 expresses an unqualified opinion on those statements.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has an accumulated deficit, has experienced continuing operating cash flow deficits and has historically been largely dependent on its ability to sell additional shares of its common stock. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to future operations are also described in Note A to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/PricewaterhouseCoopers LLP

Albany, New York
January 31, 2003

INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of
Directors of American Bio Medica Corporation

We have audited American Bio Medica Corporation's statements of operations, changes in stockholders' equity and cash flows for the year ended April 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial information as of and for the period ended December 31, 2000.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of American Bio Medica Corporation for the year ended April 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Eisner LLP

Eisner LLP
(formerly Richard A. Eisner & Company, LLP)

New York, New York
June 20, 2001

With respect to Note B
July 23, 2001

AMERICAN BIO MEDICA CORPORATION

Balance Sheets

                                                                                                    December 31,     December 31,
                                                                                                        2002             2001
                                                                                                    ------------     -------------
                                                 ASSETS
                                                 ------
              Current assets
                 Cash and cash equivalents                                                          $    231,000      $   288,000
                 Accounts receivable - net of allowance for doubtful accounts of $70,000
                  at December 31, 2002 and 2001                                                        1,075,000          882,000
                 Other receivables                                                                        30,000          171,000
                 Inventory                                                                             2,795,000        2,087,000
                 Prepaid expenses                                                                         53,000           90,000
                                                                                                     ----------------------------
                 Total current assets                                                                  4,184,000        3,518,000

              Property, plant and equipment, net                                                       1,457,000        1,455,000
              Restricted cash                                                                                             106,000
              Other assets                                                                                 7,000            7,000
                                                                                                     ----------------------------

                  Total Assets                                                                       $ 5,648,000      $ 5,086,000
                                                                                                     ============================

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
                                  ------------------------------------
              Current liabilities
                 Accounts payable                                                                    $   908,000      $ 1,064,000
                 Accrued expenses                                                                        300,000          562,000
                 Customer advance deposits                                                                                243,000
                 Wages payable                                                                           213,000          114,000
                 Current portion of capital lease obligations                                             10,000           19,000
                 Current portion of notes payable                                                        174,000           24,000
                                                                                                     ----------------------------
                 Total current liabilities                                                             1,605,000        2,026,000

                 Long-term portion of capital lease obligations                                                            10,000
                 Long-term portion of notes payable                                                      673,000          696,000
                 Long-term portion of unearned grant                                                      50,000
                                                                                                     ----------------------------
                 Total liabilities                                                                     2,328,000        2,732,000

                 Commitments and contingencies (Note L)

              Stockholders' equity:
                 Preferred stock; par value $.01 per share; 5,000,000 shares authorized, none issued and outstanding
                 Common stock; par value $.01 per share; 50,000,000 shares
                    authorized; 20,609,548 shares issued and outstanding at
                    December 31, 2002 and 2001                                                           206,000          206,000
                 Treasury stock, at cost, 225,000 shares at December 31, 2002 and
                    25,000 shares at December 31, 2001                                                  (239,000)         (23,000)
                 Additional paid-in capital                                                           17,788,000       17,767,000
                 Due from Officer/Director/Shareholder                                                                   (437,000)
                 Subscription receivable                                                                                   (5,000)
                 Accumulated deficit                                                                 (14,435,000)     (15,154,000)
                                                                                                     ----------------------------

                 Total stockholders' equity                                                            3,320,000        2,354,000
                                                                                                     ----------------------------

                 Total liabilities and stockholders' equity                                          $ 5,648,000      $ 5,086,000
                                                                                                     ============================

See notes to financial statements

Statements of Operations



                                                                      For the Year      For the Eight      For the Year
                                                                         Ended          Months Ended          Ended
                                                                      December 31,       December 31,        April 30,
                                                                           2002              2001               2001
                                                                      ------------      --------------     ------------
                    Net sales                                        $   10,312,000      $   4,155,000     $  7,484,000
                    Cost of goods sold                                    4,476,000          1,824,000        2,571,000
                                                                     ---------------------------------------------------

                    Gross profit                                          5,836,000          2,331,000        4,913,000
                                                                     ---------------------------------------------------
                    Operating expenses (income):
                       Research and development                             297,000            289,000          614,000
                       Selling, general and administrative                4,790,000          3,967,000        6,689,000
                       Gain on settlement                                                     (259,000)
                                                                     ---------------------------------------------------

                    Operating income/(loss)                                 749,000         (1,666,000)      (2,390,000)
                                                                     ---------------------------------------------------
                    Other income (expense):
                       Loss on sale of investments                                                             (124,000)
                       Loss on disposition of assets                                            (4,000)         (60,000)
                       Licensing and royalty settlement                                                         604,000
                       Other income/(expense)                                (6,000)
                       Interest income                                       34,000             51,000          106,000
                       Interest expense                                     (58,000)           (12,000)         (16,000)
                                                                     ---------------------------------------------------

                    Net income/(loss) attributable to common
                      shareholders                                   $      719,000      $  (1,631,000)    $ (1,880,000)
                                                                     ===================================================

                    Basic and fully diluted  income/(loss) per
                      common share                                             $.03              $(.08)           $(.10)
                                                                               ====              =====            =====

                    Weighted average number of shares outstanding
                      - basic                                            20,610,000         19,345,000       18,034,000
                    Dilutive effect of stock options and warrants           716,000
                                                                     ---------------------------------------------------
                    Weighted average number of shares
                      outstanding - fully diluted                        21,326,000         19,345,000       18,034,000
                                                                     ===================================================


See notes to financial statements

AMERICAN BIO MEDICA CORPORATION


Statements of Changes in Stockholders' Equity


                                  Preferred      Common Stock                  Additional                      Due from
                                    Stock      ------------------   Treasury    Paid-in     Subscription   Officer/Director
                                    Shares     Shares    Amount      Stock      Capital      Receivable       Shareholder
                                  ---------    ------    ------     --------   ----------   -------------  ----------------
Balance - April 30, 2000                    18,045,548  $ 180,000            $15,210,000      $(5,000)

Warrant registration penalty                                                      26,000
Cancellation of common stock                   (50,000)                          (38,000)
Amortization of compensatory
  stock and options
Non-employee granted options
   fully vested                                                                 (165,000)
Common stock options issued
    to consultants                                                                19,000
Due from officer/director/
   shareholder repayable with
   common stock                                                                                              $  (472,000)
Net loss
Other comprehensive loss:
Net change in unrealized loss
   on securities available
   for sale

Comprehensive loss
                                ----------  ----------  -------- ---------   -----------     --------        -----------

Balance - April 30, 2001                    17,995,548   180,000              15,052,000       (5,000)          (472,000)

Equity private placement                     2,549,000    25,000               2,307,000
Amortization of compensatory
  stock and options
Shares issued in settlement
  of litigation                                115,000     1,000                 105,000
Options issued as severance                                                       85,000
Due from officer/director/
  shareholder accrued interest                                                                                   (36,000)
Warrants issued for financial
  advisory services                                                              265,000
Shares received as payment
  on loan                                      (50,000)           $ (23,000)     (48,000)                         71,000
Net loss
Comprehensive loss
                                ----------  ----------  --------    ---------   ----------     --------        -----------
Balance-December 31, 2001                   20,609,548   206,000    (23,000)  17,766,000       (5,000)          (437,000)

Shares received as payment on
  loan                                                             (425,000)                                     425,000
Forgiveness of debt                                                                                               12,000
Treasury shares sold                                                209,000       26,000
Write off receivable                                                              (5,000)       5,000
Net Income

Comprehensive Loss
                                ----------  ----------  --------  ---------   -----------     --------       -----------
Balance-December 31, 2002                   20,609,548  $206,000  $(239,000)  $17,788,000     $      0       $         0
                                            ==========  ========  =========   ===========     ========       ===========


[RESTUBBED TABLE]

                                                                   Accumulated
                                                                       Other
                                  Comprehensive      Unearned      Comprehensive    Accumulated
                                  Income/(Loss)    Compensation         Loss          Deficit         Total
                                  -------------    ------------    -------------    -----------      -------
Balance - April 30, 2000                            $ (454,000)      $(77,000)     $(11,643,000)    $  3,211,000

Warrant registration penalty                                                                              26,000
Cancellation of common stock                                                                             (38,000)
Amortization of compensatory
  stock and options                                    289,000                                           289,000
Non-employee granted options
   fully vested                                        165,000
Common stock options issued
    to consultants                                     (19,000)
Due from officer/director/
   shareholder repayable with
   common stock                                                                                         (472,000)
Net loss                          $ (1,880,000)                                      (1,880,000)      (1,880,000)
Other comprehensive loss:
Net change in unrealized loss
   on securities available
   for sale                             77,000                         77,000                             77,000
                                  ------------
Comprehensive loss                  (1,803,000)
                                  ============       ---------      ---------       ------------     -----------

Balance - April 30, 2001                               (19,000)                      (13,523,000)      1,213,000

Equity private placement                                                                               2,332,000
Amortization of compensatory
  stock and options                                     19,000                                            19,000
Shares issued in settlement
  of litigation                                                                                          106,000
Options issued as severance                                                                               85,000
Due from officer/director/
  shareholder accrued interest                                                                           (36,000)
Warrants issued for financial
  advisory services                                                                                      265,000
Shares received as payment
  on loan                                                                                                      0
Net loss                          (1,631,000)                                         (1,631,000)     (1,631,000)
Comprehensive loss                (1,631,000)
                                 ============        ---------      ---------       ------------     -----------
Balance-December 31, 2001                                                            (15,154,000)      2,353,000

Shares received as payment on
  loan
Forgiveness of debt                                                                                       12,000
Treasury shares sold                                                                                     235,000
Write off receivable                                                                                           0
Net Income                            719,000                                            719,000         719,000
                                 ------------
Comprehensive Loss               $    719,000
                                 ============        ---------      ---------       ------------     -----------
Balance-December 31, 2002                            $       0      $       0       $(14,435,000)    $ 3,320,000
                                                     =========      =========       ============     ===========

See notes to financial statements

AMERICAN BIO MEDICA CORPORATION

Statements of Cash Flows

                                                                           Year             Eight Months         Year
                                                                           Ended               Ended             Ended
                                                                        December 31,        December 31,        April 30,
                                                                           2002                 2001              2001
                                                                        ------------        ------------       -----------
       Cash flows from operating activities:
         Net Income/(Loss)                                              $   719,000        $ (1,631,000)     $ (1,880,000)
         Adjustments to reconcile net loss:
            Amortization and depreciation                                   154,000              91,000           123,000
            Penalty charge for late registration                                                                   26,000
            Provision for bad debts                                                             (16,000)           (5,000)
            Compensatory stock and stock options                                                477,000           289,000
            Accrued interest on debt and due from
                officer/director/shareholder                                                    (36,000)          (55,000)
            Loss on disposition of assets                                                         4,000           184,000
            Forgiveness of shareholder debt                                  12,000
            Changes in:
              Accounts receivable                                          (193,000)            144,000           145,000
              Other receivables                                             141,000             179,000          (350,000)
              Inventory                                                    (708,000)           (644,000)         (112,000)
              Prepaid expenses                                               37,000             (49,000)            5,000
              Restricted cash                                                                                     (34,000)
              Other assets                                                                       29,000            18,000
              Accounts payable                                             (156,000)           (389,000)          140,000
              Accrued expenses                                             (262,000)            150,000            70,000
              Customer advance deposits                                    (243,000)            243,000
              Wages payable                                                  99,000            (402,000)          516,000
                                                                      -----------------------------------------------------

                Net cash used in operating activities                      (400,000)         (1,850,000)         (920,000)
                                                                      -----------------------------------------------------

       Cash flows from investing activities:
         Purchase of property, plant and equipment                         (156,000)         (1,202,000)          (73,000)
         Loan to BioSys, Inc.                                                                                    (100,000)
         Proceeds from sales and maturity of investments                                                          407,000
         Loans to officer/director/shareholder                                                                   (120,000)
         Restricted cash                                                    106,000              40,000
                                                                      -----------------------------------------------------

                Net cash (used in) provided by investing activities         (50,000)         (1,162,000)          114,000
                                                                      -----------------------------------------------------

       Cash flows from financing activities:
         Proceeds from private placement                                                      2,332,000
         Repayment of note payable to shareholder                                                                (125,000)
         Proceeds from debt financing                                       150,000             720,000
         Proceeds from convertible grant                                     50,000
         Proceeds from sale of treasury stock                               235,000
         Long term debt payments                                            (23,000)
         Repayment of capital lease obligations                             (19,000)            (17,000)          (11,000)
                                                                      -----------------------------------------------------
                Net cash provided by (used in) financing activities         393,000           3,035,000          (136,000)
                                                                      -----------------------------------------------------

                Net (decrease) increase in cash and cash equivalents        (57,000)             23,000          (942,000)
         Cash and cash equivalents - beginning of period                    288,000             265,000         1,207,000
                                                                      -----------------------------------------------------
         Cash and cash equivalents - end of period                    $     231,000        $    288,000      $    265,000
                                                                      =====================================================


AMERICAN BIO MEDICA CORPORATION

                                                                           Year             Eight Months         Year
                                                                           Ended               Ended             Ended
                                                                        December 31,        December 31,        April 30,
                                                                           2002                 2001              2001
                                                                        ------------        ------------       -----------
        Supplemental disclosures of cash flow information:
          Cash paid during the year for:
            Interest                                                    $    53,000          $   12,000         $   16,000

        Noncash activities:
         Acquisition of property under capital leases                                                               10,000
         Common stock received in repayment of loan from
             officer/director/shareholder                                   425,000              71,000             38,000
         Conversion of equity investment in BioSys, Inc.                                                           380,000
         Non-employee options granted fully vested                                                                 165,000



See notes to financial statements

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2002


NOTE A - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

The Company:
------------

         American Bio Medica Corporation ("ABMC" or the "Company") was incorporated in the state of New York on April 10, 1986 and is in the business of manufacturing, developing and marketing biomedical technologies and products. The Company currently owns two technologies for screening drugs of abuse, a workplace screening test and a preliminary test for use by laboratories.

         The Company's financial statements have been prepared assuming the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. For the year ended December 31, 2002 the Company had net income of $719,000 and has an operating cash flow deficit of ($400,000). As of December 31, 2002, the Company had an accumulated deficit of ($14,435,000). Historically, the Company has been largely dependent on its ability to sell additional shares of its common stock to fund its operations. During Fiscal 2001 and continuing through the current fiscal year, the Company commenced implementing programs to improve its financial prospects including entering into national and international distribution agreements with a number of distributors, completing and refining its in-house strip manufacturing program to reduce costs, and other measures to enhance profit margins.

         The Company believes that its current cash balances, and cash generated from future operations will be sufficient to fund operations for the next twelve months. If cash generated from operations is insufficient to satisfy the Company's working capital and capital expenditure requirements, the Company may be required to sell additional equity or obtain additional credit facilities. There is no assurance that such financing will be available or that the Company will be able to complete financing on satisfactory terms, if at all.

         The Company's history of operating cash flow deficits raises substantial doubt about its ability to continue as a going concern and its continued existence is dependent upon several factors, including its ability to raise revenue levels and reduce costs to generate positive cash flows, and to sell additional shares of the Company's common stock to fund operations, if necessary.

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

[4]    Depreciation and amortization:

         Property, plant and equipment assets are depreciated on the straight-line method over their estimated useful lives; 3-5 years for equipment and 30 years for buildings. Leasehold improvements and capitalized lease assets are amortized by the straight-line method over the shorter of their estimated useful lives or the term of the lease.

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2002

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

[6]    Research and development:

         Research and development ("R&D") costs are charged to operations when incurred. These costs include salaries, benefits, travel, supplies, depreciation of R&D equipment and other miscellaneous expenses.

[7]    Income or loss per common share:

         Basic income/(loss) per share is calculated by dividing net income/(loss) by the weighted average number of outstanding common shares during the period. For the year ended December 31, 2002, diluted net income per share includes the dilutive effect of 589,000 stock options and 2,452,000 warrants. No effect has been given to potential issuances of common stock including outstanding options and warrants in the diluted computation as of December 31 and April 30, 2001, as their effect would be antidilutive.

         Potential common shares outstanding as of December 31, 2002 and 2001 and April 30, 2001:

                        December 31, 2002    December 31, 2001    April 30, 2001
                        -----------------    -----------------    --------------

       Warrants              2,651,703           2,656,703             953,283
       Options               5,298,750           4,374,000           3,620,000


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

[10]  Financial Instruments:

         The carrying amounts of cash and cash equivalents, accounts receivable
- net, other receivables, due from officer/director/shareholder, restricted cash, accounts payable, accrued expenses and debt approximate their fair value based on the nature of those items.

         Estimated fair value of financial instruments is determined using available market information. In evaluating the fair value information, considerable judgment is required to interpret the market data used to develop the estimates. The use of different market assumptions and/or different valuation techniques may have a material effect on the estimated fair value amounts.

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2002


         Accordingly, the estimates of fair value presented herein may not be indicative of the amounts that could be realized in a current market exchange.

[11]   Accounting for stock-based compensation:

         The Company accounts for its stock-based compensation plans using the intrinsic value method under Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees and related interpretations. The Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation, which establishes a fair value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative under SFAS No. 123, which requires disclosure of the pro forma effects on net income/(loss) per share as if stock-based employee compensation was measured under SFAS No. 123, as well as certain other information. The Company accounts for stock-based compensation to non-employees using the fair value method in accordance with SFAS No. 123.

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

[14]  Reclassifications:

         Certain items have been reclassified from the prior years to conform with the current year presentation.

[15]  New accounting pronouncements:

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligation. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, an entity capitalizes a cost by increasing the carrying amount of the long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not believe the adoption of this Statement will have a material impact on its financial statements.

         In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This Statement is effective for exit and disposal activities initiated after December 31, 2002. The Company does not believe the adoption of this Statement will have a material impact on its financial statements.

         In November 2002, FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statement No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34 ("FIN 45"). FIN 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to the guarantor's accounting for, and disclosure of, the issuance of certain

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2002


types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 specifically excludes certain guarantee contracts from its scope. Additionally, certain guarantees are not subject to FIN 45's provisions for initial recognition and measurement but are subject to its disclosure requirements. The initial recognition and measurement provisions are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for our annual financial statements for the year ended December 31, 2002. The Company is currently reviewing this Statement to determine its future impact on its financial statements.

         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation--Transition and Disclosure, an amendment to FASB Statement No. 123. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Finally, SFAS No. 148 amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial reporting. For entities that voluntarily change to the fair value based method of accounting for stock-based employee compensation, the transition provisions are effective for fiscal years ending after December 15, 2002. For all other companies, the disclosure provisions and the amendment to APB No. 28 are effective for interim periods beginning after December 15, 2002. The Company does not intend to adopt the transition provisions of the Statement and has made all required disclosures as of December 31, 2002.

         In January 2003, FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not believe the adoption of this Statement will have a material impact on its financial statements.

NOTE B - RESTRICTED CASH

         There was no restricted cash at December 31, 2002. Restricted cash at December 31, 2001 consisted of one certificate of deposit in the amount of $106,000 including accrued interest at a rate of 1.5%, which was collateral for a bank loan in the name of Stan Cipkowski, an officer/director/shareholder, that was payable on demand in the amount of $100,000. The bank loan in the name of Mr. Cipkowski was fully satisfied during 2002 and the cash from this certificate was subsequently transferred to operating cash. As of April 30, 2001 the restricted cash consisted of two certificates of deposit aggregating $146,000, accruing interest at 5.35%. The first certificate, in the amount of $119,000 was collateral for a bank loan, that was payable on demand in the amount of $100,000. The other certificate, in the amount of $27,000 collateralized a corporate credit card in the amount of $7,000, in the name of Mr. Cipkowski. On July 23, 2001, the outstanding amounts due on the collateralized credit card were paid, the account closed and all restrictions on the $27,000 certificate of deposit released. The cash was subsequently transferred to operating cash.

NOTE C - LICENSING AND ROYALTY SETTLEMENT

         On April 3, 2001, the Company settled a patent infringement lawsuit against Phamatech Inc. (Phamatech) and other defendants. The agreement establishes a license and royalty arrangement under which Phamatech may continue to market its line of products for drugs-of-abuse testing, and the Company would be paid a percentage of revenues of the infringing products. In return, the Company dismissed the lawsuit against Phamatech and the other defendants. No significant royalties from the continued sale of infringing products are expected. Under the terms of the settlement, each party has agreed not to disclose to any third parties the terms and conditions of this agreement.

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2002


NOTE D - INVENTORY

      Inventory is comprised of the following:

                                                                        December 31,         December 31,
                                                                            2002                 2001
                                                                        ------------         ------------
         Raw Materials                                                    $1,393,000           $  913,000
         Work In Process                                                   1,004,000              597,000
         Finished Goods including $0 held on consignment on
            December 31, 2002 and $167,000 on December 31, 2001.
            Net of reserve for returns of $0 at December 31,
            2002 and $112,000 at December 31, 2001.                          398,000              577,000
                                                                          ----------           ----------

                                                                          $2,795,000           $2,087,000
                                                                          ==========           ==========

NOTE E - PROPERTY, PLANT AND EQUIPMENT

         In December 2001, the Company purchased its previously leased facility in Kinderhook, N.Y. for $950,000, including a building and 107 acres of land. The Company partially financed the purchase through mortgage loans with the Hudson River Bank and Trust Company for $360,000, the New York State Business Development Corporation for $240,000, and the Columbia Economic Development Corporation for $120,000.

           Property, plant and equipment, at cost, are as follows:

                                                                        December 31,         December 31,
                                                                            2002                 2001
                                                                        ------------         ------------
         Land                                                            $ 222,000            $ 222,000
         Buildings and improvements                                        835,000              835,000
         Manufacturing and warehouse equipment, including $42,000
           in leased equipment at December 31, 2002 and 2001,
           respectively.                                                   597,000              584,000

         Office equipment, including $29,000 in leased
           equipment at December 31, 2002 and 2001,
           respectively.                                                   227,000              240,000
                                                                         ---------            ---------
                                                                         1,881,000            1,881,000
         Less accumulated depreciation                                     424,000              426,000
                                                                         ---------            ---------
                                                                        $1,457,000           $1,455,000
                                                                        ==========           ==========

         Depreciation and amortization expense was $154,000, $91,000 and $123,000 for the year ended December 31, 2002, the transition period ended December 31, 2001 and for the year ended April 30, 2001, respectively.

NOTE F - DUE FROM OFFICER/DIRECTOR/SHAREHOLDER

         At December 31, 2001 and April 30, 2001, the Company had a loan due from an officer/director/shareholder, Stan Cipkowski, for $437,000 and $472,000, respectively, partially evidenced by a note bearing interest at 11.5% per annum and payable on demand. In October 2002, the Board of Directors agreed to accept 200,000 shares of stock from Mr. Cipkowski in full satisfaction of the then outstanding loan balance of $248,000. The closing stock price on the date of

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2002


surrender was $1.03 resulting in the forgiveness of accrued interest totaling $42,000, including $30,000 in 2002 and $12,000 from prior periods. Mr. Cipkowski has surrendered a total of 500,000 shares since December 2000, of which 100,000 shares were cancelled. During 2002 the Company sold 175,000 treasury shares for $235,000. The remaining 225,000 shares surrendered remain in treasury stock for sale by the Company at a future date.

         During the first quarter of the year ended April 30, 2001 and during the year ended April 30, 2000, the Company advanced $120,000 and $32,000, respectively to Mr. Cipkowski. Interest income in connection with the note receivable for the year ended December 31, 2002, transition period ended December 31, 2001 and the twelve months ended April 30, 2001 was $0 (after forgiveness of debt), $36,000 and $55,000, respectively.

         Mr. Cipkowski had provided 1,000,000 common shares as collateral for the loan and was surrendering to the Company, 25,000 common shares each quarter valued at the closing price on the second day following the earnings release, to reduce the outstanding loan balance. During the transition period, 75,000 common shares valued at $71,000 were redeemed to pay down the loan. During the year ended December 31, 2002, 375,000 shares were surrendered completely satisfying all amounts outstanding on the loan to Mr. Cipkowski. 225,000 of the shares surrendered have been retained by the Company and are included as treasury stock on the accompanying balance sheet. 175,000 shares of treasury stock were sold during 2002 generating $235,000 in cash used in the operations of the Company. Such loan is reflected in the Company's financial statements as a reduction of stockholder's equity.

NOTE G - IMPAIRMENT OF ASSETS

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

NOTE H - DEBT

         Long term debt at December 31, 2002 and December 31, 2001 consisted of the following:

                                                                                    December 31, 2002         December 31, 2001
                                                                                 -------------------------------------------------
         Hudson River Bank and Trust Co.:
             Mortgage payable in equal monthly installments of $3,209 including interest at 8.75% through January 1, 2012 with a final lump sum payment of $255,000 at maturity, collateralized by the building
             and land                                                                    $ 354,000                $ 360,000
         New York Business Development Corporation:
             Mortgage payable in equal monthly installments of $1,996 including interest at 7.92% through January 1, 2012 with a final lump sum payment of $164,000 at maturity, collateralized by the building and
             land, equipment, and furnitures and fixtures                                  234,000                  240,000
         Columbia Economic Development Corporation:
             Mortgage payable in equal monthly installments of $1,159 including interest at 3.00% collateralized by building and land through
             January 1, 2012                                                               109,000                  120,000
                                                                                         ---------                ---------
                                                                                           697,000                  720,000
         Less current portion                                                              (24,000)                 (24,000)
                                                                                         ---------                ---------
         Non-current portion                                                             $ 673,000                $ 696,000
                                                                                         =========                =========

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2002


         At December 31, 2002, the following are the maturities of long-term debt for each of the next five years:



                 2003                      $  24,000
                 2004                         25,000
                 2005                         27,000
                 2006                         29,000
                 2007                         30,000
                 Thereafter                  562,000
                                           ---------
                                           $ 697,000
                                           =========

         The Company signed an uncollateralized note payable for $150,000 on December 31, 2002 to Fortius Capital. The funds were used to settle a litigation that had been outstanding since 1999. The note is payable in equal monthly installments of $12,996 including interest at a rate of 7.25% per annum through December 31, 2003. There is no prepayment penalty associated with this note.

NOTE I - CAPITAL LEASE OBLIGATIONS

         The Company leases certain equipment under a capital lease. As of December 31, 2002 minimum future lease payments on the capital leases are $10,000.

 Note J - Income Taxes

         A reconciliation of the U.S. Federal statutory income tax rate to the effective income tax rate is as follows:

                                                                                         Transition
                                                             Year Ended                 Period Ended               Year Ended
                                                          December 31, 2002          December 31, 2001           April 30, 2001
                                                          -----------------          -----------------           --------------
Tax (benefit)/expense at federal statutory rate                (34%)                      (34%)                      (34%)
State tax (benefit)/expense, net of federal tax
  effect                                                        (5)                        (5)                        (5)
Valuation allowance                                             39                         39                         39
                                                     ----------------------------------------------------------------------------
Effective income tax rate                                        0%                         0%                         0%
                                                     ============================================================================

         Significant components of the Company's deferred tax assets are as follows:

                                                                   December 31,            December 31,
                                                                      2002                     2001
                                                             --------------------------------------------
           Inventory                                             $     21,000             $     68,000
           Stock based compensation                                   477,000                  291,000
           Allowance for doubtful accounts                             27,000                   27,000
           Property, plant, and equipment                             (72,000)                 (84,000)
           Capital losses                                              73,000                   41,000
           Accrued expenses                                            34,000
           Net operating loss carry-forward                         3,964,000                4,290,000
                                                             --------------------------------------------
           Total gross deferred tax assets                          4,524,000                4,633,000
           Less valuation allowance                                (4,524,000)              (4,633,000)
                                                             --------------------------------------------
           Net deferred tax assets                               $         -              $         -
                                                             =============================================

         The valuation allowance for deferred tax assets as of December 31, 2002 and 2001 was $4,524,000, $4,633,000 respectively. The net change in the valuation allowance was a decrease of $109,000 for the year ended December 31, 2002, an increase of $821,000 for the eight months ended December 31, 2001 and an increase of $312,000 for the year ended April 30, 2001.

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2002


         At December 31, 2002 the Company has Federal and New York state net operating loss carry forwards for income tax purposes of approximately $10,164,000, which begin to expire in 2009. The Company has federal and New York state capital losses of approximately $186,000, which begin to expire in 2005.

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

NOTE K - STOCKHOLDERS' EQUITY

[1]  Common Stock Purchase Agreement:

         On April 28, 2000, the Company entered into an agreement with Seaside Partners, L.P. (Investor) to issue and sell 1,408,450 common shares at a per share price of $1.42 (the closing price) for a total of $2 million. In conjunction with the agreement, the Company agreed to issue a five-year warrant to the Investor to purchase up to 1,877,934 common shares pursuant to a formula based on the Company's stock price on the ten consecutive trading days prior to the six-month anniversary of the closing date. The agreement provided that if the six-month anniversary price per share was $2.13 or more per share, the Company would not be required to issue any warrants. If the anniversary price was less than $2.13 per share, the Company would be required to issue warrants exercisable at the anniversary price into a number of common shares based on a formula. The anniversary price was not $2.13 and the Company issued 953,283 warrants with an exercise price of $1.17. These warrants were subsequently repriced to a $0.95 exercise price in lieu of the Company paying liquidated damages of $109,000 resulting from the registration statement with respect to the common shares and the warrants not being declared effective by the SEC by the negotiated deadline. Denis O'Donnell, M.D., one of the Company's directors, is a member of Seaside Advisors, LLC, which is the general partner of Seaside Partners, L.P.

[2]   August 2001 Private Placement:

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

[3]   Stock Option Plans:

         The Company adopted the Fiscal 1997 Nonstatutory Stock Option Plan (the "1997 Plan"), the Fiscal 1998 Nonstatutory Plan (the "1998 Plan"), the Fiscal 2000 Nonstatutory Stock Option Plan (the "2000 Plan"), and the 2001 Nonstatutory Stock Option Plan (the "2001 Plan"). The 1997 Plan provides for the granting of options to purchase up to 2,000,000 shares of common stock, the 1998 Plan and the 2000 Plan provide for the granting of options to purchase up to 1,000,000 common shares each and the 2001 Plan provides for granting of options to purchase up to 4,000,000 common shares. These Plans are administered by the

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2002


Option Committee of the Board of Directors, which determines the terms of options exercised, including the exercise price, the number of shares subject to the option and the terms and conditions of exercise. Options granted under the 1997 and 1998 Plans have lives of 5 years and vest over periods from 0 to 4 years. Options granted under the 2000 and 2001 Plans have lives of 10 years and vest over periods from 0 to 4 years.

[4]   Stock Options:

         During the year ended December 31, 2002, the Company issued a total of 1,409,000 options to purchase shares of common stock, of which 1,340,000 were issued to employees and 69,000 were issued to Board members.

         Stock option activity is summarized as follows:

                                             Year Ended                 Eight Months Ending                Year Ended
                                             December 31,                  December 31,                     April 30,
                                                2002                           2001                            2001
                                   ------------------------------------------------------------------------------------------
                                                     Weighted     |                  Weighted    |                   Weighted
                                                      Average     |                  Average     |                   Average
                                                      Exercise    |                  Exercise    |                   Exercise
                                        Shares         Price      |    Shares         Price      |    Shares          Price
    Options                                                       |                              |
    outstanding at                                                |                              |
    beginning of year                  4,374,000       $1.85      |   3,620,000        $2.15     |   2,990,000         $2.63
    Granted                            1,409,000        0.96      |     966,000         1.05     |   1,173,000          1.19
    Exercised                                  0        0.00      |           0         0.00     |           0          0.00
    Cancelled/expired                   (484,000)       1.71      |    (212,000)        2.85     |    (543,000)         2.88
                                       ---------                  |   ---------                  |   ---------
    Options                                                       |                              |
    outstanding at end                                            |                              |
    of year                            5,299,000        1.62      |   4,374,000         1.85     |   3,620,000          2.15
                                       =========                  |   =========                  |   =========
    Options exercisable                                           |                              |
    at end of year                     3,047,000        2.11      |   2,525,000         2.42     |   2,418,000          2.54
                                       =========                  |   =========                  |   =========

     The following table presents information relating to stock options outstanding as of December 31, 2002:

                                                       Options Outstanding                        Options Exercisable
                                        -------------------------------------------------      --------------------------
                                                         Weighted             Weighted                          Weighted
                                                          Average             Average                            Average
             Range of Exercise                            Exercise           Remaining                          Exercise
                   Price                  Shares           Price           Life in Years         Shares           Price
             -----------------          ---------       -----------      -----------------      --------       ----------
               $0.85 - $1.99             3,025,000         $0.98               8.32               812,000         $1.06
               $2.00 - $2.99             1,977,000         $2.41               3.95             1,938,000         $2.40
               $3.00 - $3.50               297,000         $3.01               0.66               297,000         $3.01
                                        ----------                                             ----------
                   TOTAL                 5,299,000                                              3,047,000
                                        ==========                                             ==========

         As of December 31, 2002, there are no stock options available for issuance under the 1997 or the 1998 Plan. Pursuant to the plans, as of April 30, 2000 no further options could be issued under the 1997 Plan and as of April 30, 2001, no further options could be issued under the 1998 Plan.

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2002


[5]  Warrants:

             On May 2, 2001, the Company issued a 5 year warrant immediately exercisable and non-forfeitable, to purchase 200,000 common shares of American Bio Medica Corporation stock at an exercise price of $1.50 per share to Brean Murray & Co., Inc. as compensation for its future services as a financial advisor to the Company. The warrants were valued at $134,000 using the Black Scholes pricing model and the following assumptions, dividend yield of 0%, volatility of 95%, risk free interest rate 4.8% and expected life of 5 years and has been recorded as a charge to operations in the transition period ending December 31, 2001. The closing price of American Bio Medica Corporation's common shares on May 2, 2001, as listed on The NASDAQ SmallCap Market, was $0.95 per share.

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

[6]  Stock-based compensation:

         The Company applies APB No. 25 in accounting for its stock option plans and, accordingly, recognizes employee compensation expense for the difference between the fair value of the underlying common shares and the exercise price of the option at the date of grant. The effect of applying SFAS No. 123 on pro forma net loss as stated below is not necessarily representative of the effects on reported net loss for future years due to, among other things (1) the vesting period of the stock options and (2) the fair value of additional stock options in future years. The weighted average fair value of options granted during the twelve months ended December 31, 2002, the transition period ended December 31, 2001 and the twelve months ended April 30, 2001 was approximately $0.96, $0.84 and $0.94 respectively. The following pro forma information gives effect to fair value of the options on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, volatility ranging from 87% to 90% for 2002, 91% to 92% for the transition period, and 92% for 2001, risk free interest rates of ranging from 4.98% - 6.04% for 2002, 4.88% - 5.62% for the transition period, and 5.29% - 6.22% for 2001 and an expected life of 10 years for 2002 and the transition period and three years for the year ended April 30, 2001.

                                                                                  Eight months
                                                          Year ended                  ended                Year Ended
                                                          December 31,            December 31,              April 30,
                                                              2002                     2001                   2001
                                                     --------------------------------------------------------------------
         Net Income/(loss):
               As reported                                $  719,000              $(1,631,000)            $(1,880,000)
               Pro forma                                  $ (162,000)             $(2,325,000)            $(2,144,000)

         Basic and fully diluted income/(loss)
          per share
              As reported                                  $  .03                    $(.08)                  $(.10)
              Pro forma                                    $ (.01)                   $(.12)                  $(.11)

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2002


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

         During the year ended December 31, 2002, the Company granted 1,409,500 options to employees and directors/board members at exercise prices greater than or equal to the fair market value of the underlying common shares at dates of grant.

NOTE L - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

[1]    Operating leases:

         The Company leases office and R&D/production facilities under operating leases expiring through August 2007. At December 31, 2002, the future minimum rental payments under the operating leases are $242,000.

         Rent expense was $12,000 for 2002 including a recovery of $53,000 resulting from the favorable settlement of an outstanding dispute with a former landlord of property rented from 1999 to 2000 in Boca Raton, Florida. Rent expense was $116,000 and $141,000 for the transition period and twelve months ended April 30, 2001, respectively.

[2]   Employment agreements:

         The Company has employment agreements with four officers, of which two are directors and three are shareholders, providing for aggregate annual salaries of $630,000. These agreements expire on April 30, 2003 and provide for the issuance of bonuses and the granting of options.

[3]   Litigation:

         In June 1999, Richard Davidson filed a lawsuit against the Company in New York. Davidson claimed that two placement memoranda dated September 15, 1992 and February 5, 1993, obligated the Company to issue him 1,155,601 common shares of the Company's stock. In addition, Davidson claimed a finder's fee of 5% of the funds raised by the September 1992 private placement. He alleged that a sum of $1 million was raised. He also claimed he was entitled to a consulting fee of $24,000. Management denied the claims and vigorously contested the suit. (See "Note C-Litigation" in the Company's Form 10-QSB for the quarter ending September 30, 2002 filed with the U.S. Securities and Exchange Commission on November 14, 2002 and incorporated herein by reference). In December 2002, the Company settled any and all claims related to this case and paid Davidson the sum of $150,000 for such settlement.

         In June 1995 the Company filed a lawsuit against Jackson Morris, the lawyer engaged to draft and advise the Company on the Share Exchange Agreement with Dr. Robert Friedenberg. Morris, who had been recommended to the Company by Dr. Friedenberg and whose fees were paid by the Company, was alleged to have breached his fiduciary duty to the Company in several ways, including by later advising Friedenberg, individually, on how to rescind the Share Exchange Agreement as well as testifying for Friedenberg over the Company's objections and in violation of his obligations to the Company. Morris was also charged with

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2002


negligence in drafting the Share Exchange Agreement. The Company's lawsuit demanded damages in the amount of $1,000,000. Morris counterclaimed as a party to the Share Exchange Agreement and sought common shares. The basis of all of Mr. Morris' claims stemmed from the Friedenberg claim. On July 27, 2001, the Company settled the lawsuit against Mr. Morris and issued 115,000 common shares of the Company's stock to Mr. Morris as settlement of all outstanding claims. The Company filed a registration statement related to these common shares which was declared effective June 14, 2002.

NOTE M - TRANSITION PERIOD COMPARATIVE DATA:

         The following table presents certain financial information for the 12 months ended December 31, 2002 and 2001, respectively, and for the 8 months ended December 31, 2001 and 2000 respectively.

                                                                Twelve Months Ended                     Eight Months Ended
                                                         December 31,         December 31,       December 31,          December 31,
                                                             2002                 2001              2001                   2000
                                                                              (unaudited)                              (unaudited)
                                                      ------------------------------------------------------------------------------
     Revenues                                              $10,312,000         $ 6,501,000           $ 4,155,000        $ 5,192,000
                                                           ===========         ===========           ===========        ===========
     Gross profit                                          $ 5,836,000         $ 3,714,000           $ 2,331,000        $ 3,464,000
                                                           ===========         ===========           ===========        ===========
     Net Income/(Loss)                                     $   719,000         $(2,237,000)          $(1,631,000)       $(1,274,000)
                                                           ===========         ===========           ===========        ===========
     Basic and fully diluted
     Income/(Loss) per common share                             $  .03              $ (.12)              $  (.08)           $  (.07)
                                                                ------              ------               -------            -------
     Weighted average common shares
      outstanding - basic                                   20,610,000          18,907,000            19,345,000         18,044,000
                                                           -----------         -----------           -----------        -----------
     Dilutive effect of stock options and
      warrants                                                 716,000

     Weighted average common shares
      outstanding - fully diluted                           21,326,000          18,907,000            19,345,000         18,044,000
                                                           ===========         ===========           ===========        ===========


NOTE N - GEOGRAPHIC INFORMATION

         Information concerning net sales by principal geographic location is as follows:

                                                                                            Eight months
                                                                      Eight months             ended
                                                  Year ended             ended               December 31,       Year ended
                                                 December 31,         December 31,              2000             April 30,
                                                     2002                 2002               (unaudited)           2001
                                                ---------------------------------------------------------------------------
             United States                       $  9,352,000          $ 3,604,000           $ 4,561,000       $ 6,312,000

             North America (not domestic)             647,000              397,000               449,000           867,000

             Europe                                   197,000              123,000                98,000           150,000

             Asia/Pacific Rim                          62,000               23,000                18,000            55,000

             South America                             54,000                8,000                66,000           100,000
                                                 ------------          -----------           -----------       -----------

                                                 $ 10,312,000          $ 4,155,000           $ 5,192,000       $ 7,484,000
                                                 ============          ===========           ===========       ===========


 Number                                                 Description of Exhibits
 ------                                                 -----------------------
 3.5               Bylaws(1)
 3.50              Amended and Restated Bylaws(5)
 3.6               Fifth amendment to the Certificate of Incorporation (filed as Exhibit 3.6 to the Company's Form
                   SB-2 filed on November 21, 1996 and incorporated herein by reference)
 3.7               Sixth amendment to the Certificate of Incorporation(5)
 4.2               Investor Registration Rights Agreement, dated August 22, 2001, among American Bio Medica
                   Corporation and the investors(4)
 4.3               Placement Agent Registration Rights Agreement, dated August 22, 2001, among American Bio Medica
                   Corporation and the placement agent and its sub-agents(4)
 4.4               Form of Warrant Agreement and Warrant among American Bio Medica Corporation and the investors(4)
 4.5               Form of Warrant Agreement and Warrant among American Bio Medica Corporation and the placement agent and its sub-agents(4)
 4.6               Fiscal 1997 Nonstatutory Stock Option Plan (filed as part of the Company's Proxy Statement for its Fiscal 1997 Annual Meeting and incorporated herein by reference) (a)
 4.14              Fiscal 1998 Nonstatutory Stock Option Plan (filed as part of the Company's Proxy Statement for its Fiscal 1998 Annual Meeting and incorporated herein by reference) (a)
 4.15              Fiscal 2000 Nonstatutory Stock Option Plan (filed as part of the Company's Proxy Statement for its Fiscal 2000 Annual Meeting and incorporated herein by reference) (a)
 4.16              Common Stock Purchase Agreement dated April 28, 2000 by and between the Company and Seaside
                   Partners, L.P.(2)
 4.17              Fiscal 2001 Nonstatutory Stock Option Plan (filed as part of the Company's Proxy Statement for its Fiscal 2002 Annual Meeting and incorporated herein by reference) (a)
 10.6              Contract of Sale dated May 19, 1999/Kinderhook, New York facility(2)
 10.7              Agreement of Lease dated May 13, 1999/Kinderhook, New York facility(2)
 10.8              Lease dated August 1, 1999/New Jersey facility(2)
 10.9              Amendment dated March 23, 2001 to Lease dated August 1, 1999/New Jersey facility(3)
 10.10             Amended Contract of Sale dated May, 2001/Kinderhook, New York facility(3)
 10.11             Financial Advisory Agreement dated May 2, 2001 by and between Brean Murray & Co., Inc. and the
                   Company(3)
 10.12             Employment contract between the Company and Robert L. Aromando, Jr. (a)(3)
 10.13             Employment contract between the Company and Stan Cipkowski (a)(3)
 10.14             Employment contract between the Company and Douglas Casterlin (a)(3)
 10.15             Employment contract between the Company and Keith E. Palmer (a)(3)
 10.16             Warrant Agreement dated November 15, 2001 by and between the Company and Hudson River Bank &
                   Trust Company(5)
 10.17             Amendment No.3 dated August 20, 2002/New Jersey facility
 10.18             Employment contract between the Company and Gerald A. Moore (a)
 23.1              Consent of Independent Auditors


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

(5) Filed as the exhibit number listed to the Company's Form 10-KSB filed on April 15, 2002 and incorporated herein by reference.