Form 10QSB
period 2003-03-31
AMERICAN BIO MEDICA CORP
filed 2003-05-13
CIK 896747

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB

 [x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the quarterly period ended March 31, 2003.


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

     20,609,548 Common Shares as of May 13, 2003


     Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                     PART I
                              FINANCIAL INFORMATION
                        American Bio Medica Corporation
                                 Balance Sheets

                                                                         March 31,      December 31,
                                                                            2003           2002
                                                                        (Unaudited)
                                                                        ------------   --------------
                               Assets
                               ------
Current assets:
      Cash and cash equivalents                                        $    309,000    $      231,000
      Accounts receivable, net of allowance of $70,000 at March 31,
       2003 and December 31, 2002                                         1,335,000         1,105,000
      Inventory                                                           2,614,000         2,795,000
      Prepaid and other current assets                                      116,000            60,000
                                                                       ------------    --------------

  Total current assets                                                    4,374,000         4,191,000

Property, plant and equipment, net                                        1,390,000         1,457,000
                                                                       ------------    --------------

Total Assets                                                           $  5,764,000    $    5,648,000
                                                                       ============    ==============

                Liabilities and Stockholders' Equity
                ------------------------------------
Current liabilities:
      Accounts payable                                                 $    867,000    $      908,000
      Accrued liabilities                                                   649,000           513,000
      Current portion of mortgages and notes payable and capital
       lease obligations                                                    217,000           184,000
                                                                       ------------    --------------

 Total current liabilities                                                1,733,000         1,605,000

  Long term portion of mortgages payable                                    668,000           673,000
  Long term portion of unearned grant                                        50,000            50,000
                                                                       ------------    --------------

 Total liabilities                                                        2,451,000         2,328,000
                                                                       ------------    --------------

Stockholders' equity:
    Preferred stock; par value $.01 per share; 5,000,000 shares authorized; none issued and outstanding
    Common stock; par value $.01 per share;
     50,000,000 shares authorized; 20,609,548 shares
     issued and outstanding at March 31, 2003 and
     December 31, 2002                                                      206,000           206,000
Additional paid-in capital                                               17,788,000        17,788,000
Accumulated deficit                                                     (14,442,000)      (14,435,000)
Treasury stock                                                             (239,000)         (239,000)
                                                                       ------------    --------------

Total stockholders' equity                                                3,313,000         3,320,000
                                                                       ------------    --------------

Total liabilities and stockholders' equity                             $  5,764,000    $    5,648,000
                                                                       ============    ==============

                 See accompanying notes to financial statements

                         American Bio Medica Corporation
                            Statements of Operations
                                   (Unaudited)

                                                               For The Three Months Ended
                                                                         March 31,
                                                              -------------------------------
                                                                   2003              2002
                                                              --------------     ------------
Net sales                                                     $    2,649,000     $  2,208,000
Cost of goods sold                                                 1,170,000          928,000
                                                              --------------     ------------
Gross profit                                                       1,479,000        1,280,000
                                                              --------------     ------------

Operating expenses:
    Research and development                                         206,000          132,000
    Selling and marketing                                            619,000          560,000
    General and administrative                                       663,000          577,000
                                                              --------------     ------------
                                                                   1,488,000        1,269,000
                                                              --------------     ------------
Operating income/(loss)                                               (9,000)          11,000
                                                              --------------     ------------

Other income (expense):

   Other income                                                       12,000           27,000
   Interest income                                                     7,000           27,000
   Interest expense                                                  (17,000)         (11,000)
                                                              --------------     ------------
                                                                       2,000           43,000
                                                              --------------     ------------
Income (loss) before provision for income taxes                       (7,000)          54,000
Provision for (benefit from) income taxes                                  0                0
                                                              --------------     ------------
Net income/(loss) attributable to common shareholders         $       (7,000)    $     54,000
                                                              ==============     ============

Basic and diluted income/(loss) per common share              $         0.00     $       0.00
                                                              ==============     ============

Weighted average shares outstanding  -
    basic and diluted                                             20,609,548       20,609,548
                                                              ==============     ============

                 See accompanying notes to financial statements

                         American Bio Medica Corporation
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                           For The Three Months Ended
                                                                                                   March 31,
                                                                                      -----------------------------------
                                                                                            2003               2002
                                                                                      ------------------  ---------------
Cash flows from operating activities:
 Net income/(loss)                                                                    $     (7,000)       $      54,000
  Adjustments to reconcile net loss to net cash provided by (used
    in) operating activities:
     Depreciation                                                                           44,000               53,000
     Non cash compensation expense                                                                                6,000
     Accrued interest, related party                                                                            (13,000)
     Gain on sale of land                                                                  (30,000)
     Changes in:
       Accounts receivable                                                                (231,000)            (494,000)
       Inventory                                                                           180,000              442,000
       Prepaid expenses and other current assets                                           (56,000)              18,000
       Restricted cash                                                                                            1,000
       Accounts payable                                                                    (41,000)            (144,000)
       Accrued liabilities                                                                 136,000              (53,000)
                                                                                      ------------        -------------
         Net cash used in operating activities                                              (4,000)            (130,000)
                                                                                      ------------        -------------

Cash flows from investing activities:
  Purchase of property, plant and equipment                                                (96,000)             (10,000)
  Sale of land                                                                             150,000
                                                                                      ------------        -------------
         Net cash provided by/(used in) investing activities                                54,000              (10,000)
                                                                                      ------------        -------------

Cash flows from financing activities:
  Debt payments                                                                             (5,000)              (5,000)
  Capital lease payments                                                                    (6,000)              (5,000)
  Proceeds from line of credit                                                              40,000
  Line of credit payments                                                                   (1,000)
                                                                                      ------------        -------------
         Net cash provided by/(used in) financing activities                                28,000              (10,000)
                                                                                      ------------        -------------

Net increase (decrease) in cash and cash equivalents                                        78,000             (150,000)
Cash and cash equivalents - beginning of period                                            231,000              288,000
                                                                                      ------------        -------------

Cash and cash equivalents - end of period                                             $    309,000        $     138,000
                                                                                      ============        =============

Supplemental disclosures of cash flow information
   Cash paid during year for:
      Interest                                                                        $     14,000        $      11,000


                 See accompanying notes to financial statements

Notes to financial statements (unaudited)

                                 March 31, 2003

Note A - Basis of Reporting

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items), which are considered necessary for a fair presentation of the financial position of American Bio Medica Corporation (the "Company" or "ABMC") at March 31, 2003, and the results of its operations, and cash flows for the three-month period then ended. The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the Company's audited financial statements and related disclosures for the year ended December 31, 2002 included in the Company's Form 10-KSB.

         During the year ended December 31, 2002, the Company earned net income of $719,000 from net sales of $10,312,000, and had net cash outflows from operating activities of $400,000. During the three months ended March 31, 2003, the Company sustained a net loss of $7,000 from net sales of $2,649,000, and had net cash used in operating activities of $4,000. The Company continued to take steps to improve its financial prospects including increased research and development expenditures, continued development of new products, continued evaluation of a potential "CLUB-DRUG" panel that could be a useful tool against the latest drugs of choice including Rohypnol, Ecstasy, Ketamine, Ritalin, GHB and Methamphetamine, entering into an agreement with an unrelated party to develop test components for an HIV test, and other measures to enhance profit margins.

         The Company's continued existence is dependent upon several factors, including its ability to raise revenue levels and reduce costs to generate positive cash flows, and to sell additional shares of the company's common stock to fund operations, if necessary.

NEW ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligation. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, an entity capitalizes a cost by increasing the carrying amount of the long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of this Statement did not have a material impact on the Company's financial statements.

         In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This Statement is effective for exit and disposal activities initiated after December 31, 2002. The adoption of this Statement did not have a material impact on the Company's financial statements.

         In November 2002, FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statement No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34 ("FIN 45"). FIN 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 specifically excludes certain guarantee contracts from its scope. Additionally, certain guarantees are not subject to FIN 45's provisions for initial recognition and measurement but are subject to its disclosure requirements. The initial recognition and measurement provisions are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for our annual financial statements for the year ended December 31, 2002. The Company has adopted the provisions of this statement, which did not have a material impact on its financial statements.

             In December 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation--Transition and Disclosure, an amendment to FASB Statement No. 123. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Finally, SFAS No. 148 amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial reporting. For entities that voluntarily change to the fair value based method of accounting for stock-based employee compensation, the transition provisions are effective for fiscal years ending after December 15, 2002. For all other companies, the disclosure provisions and the amendment to APB No. 28 are effective for interim periods beginning after December 15, 2002. The following pro forma information gives effect to fair value of the options on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, volatility ranging from 84% to 85% for 2003 and 87% to 90% for 2002, risk free interest rates of ranging from 4.69% to 4.98% for 2003 and 4.98% - 6.04% for 2002, and an expected life of 10 years for both 2003 and 2002. The pro-forma net loss represents three months amortization of expense associated with the option grants.

                                             Three months ended      Three months ended
                                                   March 31,              March 31,
                                                     2003                   2002
                                           ------------------------ ---------------------
     Net Income/(loss):
           As reported                            $   (7,000)            $     54,000
           Pro forma                              $ (189,000)            $   (115,000)

     Basic and fully diluted income/(loss)
     per share
         As reported                                  $  .00                    $ .00
         Pro forma                                    $ (.01)                   $(.01)

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

Note B - Net Income or Loss Per Common Share

         Basic net income or loss per share is calculated by dividing the net income or loss by the weighted average number of outstanding common shares during the period. No effect has been given to potential issuances of common stock including outstanding options and warrants in the diluted computation as of March 31, 2003 and 2002 respectively, as their effect would be anti-dilutive.

         Potential common shares outstanding as of March 31, 2003 and 2002:

                                                 March 31, 2003        March 31, 2002
                                                 --------------        --------------
                       Warrants                    2,651,703             2,651,703
                       Options                     5,670,000             4,983,250


Note C - Litigation

         The Company has no pending litigation as of the date of this report.

Note D - Sale of Land

         On March 31, 2003 the Company sold approximately 85 acres of land at its Kinderhook headquarters for $150,000 recognizing a gain of $30,000.

Note E - Reclassifications

         Certain items have been reclassified to conform to the current presentation.


Item 2. Management's Discussion and Analysis or Plan of Operation

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

         The following discussion of the Company's financial condition and the results of operations should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this document.

          The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that in addition to the description of historical facts contained herein, this report contains certain forward-looking statements that involve risks and uncertainties as detailed herein and from time to time in the Company's other filings with the Securities and Exchange Commission and elsewhere. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those, described in the forward-looking statements. These factors include, among others: (a) the Company's fluctuations in sales and operating results; (b) risks associated with international operations; (c) regulatory, competitive and contractual risks; (d) product development risks; and (e) the ability to achieve strategic initiatives, including but not limited to the ability to achieve sales growth across the business segments through a combination of enhanced sales force, new products, and customer service.

Critical accounting policies
----------------------------

         There have been no significant changes to the Company's critical accounting policies, which are included in the Company's 10KSB filing for the year ended December 31, 2002, during the three months ended March 31, 2003.


Results of operations for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002
-------------------------------------

         Net sales were $2,649,000 for the three months ended March 31, 2003 as compared to $2,208,000 for the three months ended March 31, 2002, representing an increase of $441,000 or 20.0%. Direct sales, telemarketing sales and international sales combined to contribute approximately $2,200,000 or 83.1% of the net sales for the quarter compared to $1,500,000 or 60.3% in the first quarter of 2002. During the three months ended March 31, 2003, the Company continued its extensive program to market and distribute its primary product lines, the Rapid Drug Screen(R) and Rapid One(R), in addition to its saliva based test, the Oralstat(R) and its recently developed Rapid Tec(R) series.

         The Company continued its program of rebuilding relationships with key distributors, and executed agreements with several new distributors, expanded its marketing, and began development of diagnostic tests or test components using immunoassay lateral flow technology to diversify its product line into the areas of veterinary medicine, mycotoxin detection, and tuberculosis. In addition, components for an HIV test are being developed for an unrelated party and new drugs of abuse tests are being explored. Management believes that sales from its urine based drug test kits and the OralStat saliva based test will continue to grow as a result of this focus on the core business and new sales will increase from new product development.

        Cost of goods sold for the three months ended March 31, 2003 was $1,170,000 or 44.2% of net sales as compared to $928,000 or 42.0% of net sales for the three months ended March 31, 2002 reflective of a more costly mix of products sold. The increase in cost of goods sold is commensurate with the increase in sales. Gross margins decreased from 58% to 55% primarily due to price adjustments to secure several large volume contracts for state and national government accounts as well as several large corporate accounts. The cost of labor and materials has remained relatively consistent and the Company continued its efforts to control the costs to produce their product.

         Operating expenses increased 17.3% to $1,488,000 in first three months of 2003 as compared to $1,269,000 in the same period in 2002. This increase is attributable to increased investment in research and development with the addition of a scientist and two technicians, investment in marketing with the hiring of a director of marketing and a part time assistant, and net increases in general and administrative expenses

     Management believes that the amount of selling, general and administrative costs may increase as the Company creates the necessary infrastructure to: achieve its worldwide drug test marketing and sales goals, continue its penetration of the direct sales market, reinforce its distributor based sales, and leverage new product initiatives. However, management has implemented programs to control the rate of increase of these costs to be more consistent with the expected sales growth rate of the Company.

Research and development
------------------------

        Research and development ("R&D") expenses for the three months ended March 31, 2003 were $206,000 or 7.8% of net sales compared to $132,000 or 6.0% of net sales for the three months ended March 31, 2002. The increase in expense is primarily due to several new positions added to the R&D group during 2002 and the first quarter of 2003. A research scientist, along with two laboratory technicians were added in late 2002 and the first quarter of 2003. These resources were added as part of management's initiatives to: focus on new product development to meet the changing needs of the on-site drug of abuse testing market, continue evaluation of a potential "CLUB-DRUG" panel that could be a useful tool against the latest drugs of choice including Rohypnol, Ecstasy, Ketamine, Ritalin, GHB and Methamphetamine, develop test components for an HIV test currently under development by an unrelated party, and develop new uses of immunoassay lateral flow technology, specifically in the areas of veterinary medicine and mycotoxin detection. Management expects increases in R&D expenses as it explores new markets and uses for its immunoassay technology.

Selling and marketing expense
------------------------------

        Selling and marketing expense was $619,000 in the first quarter of 2003, an increase of $59,000, from $560,000 in the three months in 2002. This increase is primarily due to the hiring of a director of marketing and marketing assistant in early 2003. This increased investment in marketing has been made to support the Company's other efforts in penetrating direct sales and reinforcing distributor sales. Increased spending in advertisement, promotion, sales literature and trade show attendance has been offset by savings in sales expense resulting from changes to the sales commissions plan in late 2002 and early 2003.

General and administrative expense
----------------------------------

        General and administrative expense was $86,000 higher in the first quarter of 2003 than the same period in 2002. Total G&A expense in the first quarter of 2003 was $663,000 compared to $577,000 in the first three months of 2002. Contributing to this were increases in accounting fees, personnel expense and insurance costs offset by savings in legal fees and postage.

LIQUIDITY AND CAPITAL RESOURCES AS OF MARCH 31, 2003

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

         The Company has working capital of $2,641,000 at March 31, 2003 as compared to working capital of $2,586,000 at December 31, 2002. The Company has historically satisfied its net working capital requirements through cash generated by proceeds from private placements of equity securities with institutional investors. The Company has never paid any dividends on its common shares and anticipates that all future earnings, if any, will be retained for use in the Company's business and it does not anticipate paying any cash dividends.

         Net cash used in operating activities was $4,000 for the three months ended March 31, 2003 compared to $130,000 for the three months ended March 31, 2002. The net cash used in operating activities for the three months ended March 31, 2003 was primarily due to and increase in accounts receivable of $231,000, resulting from increased sales, an increase in prepaid expenses of $56,000, primarily due to increased insurance costs, and a decrease in accounts payable of $41,000, partially offset by an a decrease in inventory of $180,000, resulting from increased sales and continued efforts to control inventory levels and an increase in accrued expenses of $136,000 resulting from increases in personnel costs and the timing of the quarter end in relation to scheduled payrolls. The net cash used in operating activities for the three months ended March 31, 2002 was primarily due to an increase in accounts receivable of $494,000, a decrease in accounts payable of $144,000, and a decrease of accrued expenses of $53,000, partially offset by net income of $54,000, and a decrease in inventory of $442,000.

         Net cash provided by investing activities was $54,000 for the three months ended March 31, 2003 compared to net cash used in investing activities of $10,000 for the three months ended March 31, 2002. The net cash provided by investing activities in the first quarter of 2003 was comprised of proceeds from the sale of approximately 85 acres of land at the Company's headquarters in Kinderhook, NY totaling $150,000, offset by $96,000 for the purchase of property, plant and equipment. The net cash used in investing activities in the first quarter of 2002 was for the purchase of property, plant and equipment.

         Net cash provided by financing activities was $28,000 for the three months ended March 31, 2003, consisting of capital lease and debt payments totaling $11,000 offset by proceeds from the Company's line of credit totaling $40,000. The net cash used in financing activities for the three months ended March 31, 2002 was for capital lease and debt payments totaling $10,000.

         At March 31, 2003 and 2002, the Company had cash and cash equivalents of $309,000 and $138,000, respectively.

         The Company's primary short-term capital and working capital needs relate to continued support of its research and development programs, opening new distribution opportunities, focusing sales efforts on segments of the drugs of abuse testing market that will yield high volume sales, increasing its manufacturing and production capabilities, and establishing adequate inventory levels to support expected sales.


DISCLOSURE CONTROLS AND PROCEDURES


         On April 29, 2003, the Company's CEO and CFO reviewed the Company's disclosure controls and procedures. Based on this evaluation, the Company, including the CEO and CFO, have concluded that the Company's disclosure controls and procedures are adequate to ensure the clarity and material completeness of the Company's disclosure in its periodic reports required to be filed with the SEC. Additionally, based upon this most recent evaluation, we have concluded that there were no significant changes in internal controls or other factors that could significantly affect the internal controls of the company subsequent to the date of evaluation.

                                     PART II
                                OTHER INFORMATION


Item 1. Legal Proceedings:

         None

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

      (b) Reports on Form 8-K

                  On February 12, 2003, the Company filed a form 8-K related to the appointment of Daniel W. Kollin to the Registrant's Board of Directors.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    AMERICAN BIO MEDICA CORPORATION
                                    (Registrant)

                                    By: Keith E. Palmer
                                    -------------------------------------------
                                    EVP of Finance, Chief Financial Officer and
                                    Treasurer (Principal Accounting Officer and
                                    duly authorized Officer)





Dated: May 13, 2003

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


Date: May 13, 2003


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


Date: May 13, 2003


                                                     Keith E. Palmer
                                                     -------------------------
                                                     Keith E. Palmer
                                                     Chief Financial Officer