Form 10QSB
period 2003-06-30
AMERICAN BIO MEDICA CORP
filed 2003-08-12
CIK 896747

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB

 [x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended June 30, 2003.

 [ ] Transition report under Section 13 or 15(d) of the Securities Exchange
     Act of 1934.

     For the transition period from __________ to _____________


                         Commission File Number: 0-28666


                         AMERICAN BIO MEDICA CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                New York                                  14-1702188
     -------------------------------                ---------------------
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

     20,638,548 Common Shares as of August 12, 2003



     Transitional Small Business Disclosure Format: Yes [ ]  No [X]

                                     PART I

                              FINANCIAL INFORMATION

                         American Bio Medica Corporation
                                 Balance Sheets

                                                                            June 30,
                                                                              2003              December 31,
                                                                          (Unaudited)               2002
                                                                        -----------------    -------------------
                               Assets
Current assets:
      Cash and cash equivalents                                               $  201,000           $    231,000
      Accounts receivable, net of allowance of $70,000 at June 30,
       2003 and December 31, 2002                                              1,750,000              1,105,000
      Inventory                                                                2,420,000              2,795,000
      Prepaid and other current assets                                           102,000                 60,000
                                                                              ----------           ------------

Total current assets                                                           4,473,000              4,191,000
Property, plant and equipment, net                                             1,371,000              1,457,000
                                                                              ----------           ------------

Total Assets                                                                  $5,844,000           $  5,648,000
                                                                              ==========           ============


                Liabilities and Stockholders' Equity

Current liabilities:
      Accounts payable                                                        $  722,000           $    908,000
      Accrued liabilities                                                        502,000                513,000
      Current portion of mortgages and notes payable and capital
       lease obligations                                                         143,000                184,000
                                                                              ----------           ------------

Total current liabilities                                                      1,367,000              1,605,000

Long term portion of mortgages payable                                           666,000                673,000
Long term portion of unearned grant                                               75,000                 50,000
                                                                              ----------           ------------

Total liabilities                                                              2,108,000              2,328,000
                                                                              ----------           ------------

Stockholders' equity:
    Preferred stock; par value $.01 per share;
    5,000,000 shares authorized; none issued and outstanding
    Common stock; par value $.01 per share; 50,000,000
    shares authorized; 20,609,548 shares issued and outstanding at June 30, 2003 and December 31, 2002
                                                                                 206,000                206,000
Additional paid-in capital                                                    17,788,000             17,788,000
Accumulated deficit                                                          (14,019,000)           (14,435,000)
Treasury stock; 225,000 shares                                                  (239,000)              (239,000)
                                                                              ----------           ------------

Total stockholders' equity                                                     3,736,000              3,320,000
                                                                              ----------           ------------

Total liabilities and stockholders' equity                                    $5,844,000           $  5,648,000
                                                                              ==========           ============

                 See accompanying notes to financial statements

                                    American Bio Medica Corporation
                                        Statements of Operations
                                              (Unaudited)

                                                                           For The Six Months Ended
                                                                                   June 30,
                                                                       ---------------------------------
                                                                          2003                  2002
                                                                       -----------          ------------

Net sales                                                               $5,820,000           $ 4,963,000
Cost of goods sold                                                       2,588,000             2,211,000
                                                                       -----------           -----------
Gross profit                                                             3,232,000             2,752,000
                                                                       -----------           -----------

Operating expenses:
    Research and development                                               339,000               169,000
    Selling and marketing                                                1,314,000             1,142,000
    General and administrative                                           1,321,000             1,156,000
                                                                       -----------           -----------
                                                                         2,974,000             2,467,000
                                                                       -----------           -----------
Operating income                                                           258,000               285,000
                                                                       -----------           -----------

Other income (expense):
   Other income                                                            198,000
   Interest income                                                          10,000                45,000
   Interest expense                                                        (49,000)              (24,000)
                                                                       -----------           -----------
                                                                           159,000                21,000
                                                                       -----------           -----------
Income before provisions for income taxes                                  417,000               306,000
Provision for (benefit from) income taxes                                        0                     0
                                                                       -----------           -----------
Net income                                                              $  417,000           $   306,000
                                                                       ===========           ===========

Basic and diluted income per common share                               $     0.02           $      0.01
                                                                       ===========           ===========
Weighted average shares outstanding  -
   basic                                                                20,609,548            20,609,548
Dilutive effect of stock options and warrants                              461,227               756,563
                                                                       -----------           -----------
Weighted average shares outstanding -
   diluted                                                              21,070,775            21,366,111
                                                                       ===========           ===========



                 See accompanying notes to financial statements

                                    American Bio Medica Corporation
                                        Statements of Operations
                                              (Unaudited)

                                                                          For The Three Months Ended
                                                                                   June 30,
                                                                       ---------------------------------
                                                                           2003                 2002
                                                                       -----------          ------------

Net sales                                                              $ 3,171,000          $  2,710,000
Cost of goods sold                                                       1,418,000             1,226,000
                                                                       -----------          ------------

Gross profit                                                             1,753,000             1,484,000
                                                                       -----------          ------------

Operating expenses:
    Research and development                                               133,000                37,000
    Selling and marketing                                                  694,000               608,000
    General and administrative                                             660,000               593,000
                                                                       -----------          ------------
                                                                         1,487,000             1,238,000
                                                                       -----------          ------------

Operating income                                                           266,000               246,000
                                                                       -----------          ------------

Other income (expense):
   Other income                                                            186,000
   Interest income                                                           3,000                18,000
   Interest expense                                                        (31,000)              (12,000)
                                                                       -----------          ------------
                                                                           158,000                 6,000
                                                                       -----------          ------------
Income before provisions for income taxes                                  424,000               252,000
Provision for (benefit from) income taxes                                        0                     0
                                                                       -----------          ------------
Net income                                                             $   424,000          $    252,000
                                                                       ===========          ============

Basic and diluted income per common share                              $      0.02          $       0.01
                                                                       ===========          ============

Weighted average shares outstanding  -
   basic                                                                20,609,548            20,609,548
Dilutive effect of stock options and warrants                              250,652             1,237,606
                                                                       -----------          ------------
Weighted average shares outstanding -
   diluted                                                              20,860,200            21,847,154
                                                                       ===========          ============

                 See accompanying notes to financial statements

                         American Bio Medica Corporation
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                For The Six Months Ended
                                                                                                          June,
                                                                                             -------------------------------
                                                                                                2003                 2002
                                                                                             ----------           ----------
Cash flows from operating activities:
 Net income                                                                                  $  417,000           $  306,000
 Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
     Depreciation                                                                                90,000               75,000
     Non cash compensation expense                                                                                    16,000
     Accrued interest, related party                                                                                 (26,000)
     Gain on sale of land                                                                       (30,000)
     Changes in:
       Accounts receivable                                                                     (645,000)            (485,000)
       Inventory                                                                                374,000              383,000
       Prepaid expenses and other current assets                                                (42,000)              43,000
       Restricted cash                                                                                               106,000
       Accounts payable                                                                        (186,000)            (171,000)
       Accrued liabilities                                                                      (11,000)             (34,000)
       Customer advance deposits                                                                                     (81,000)
                                                                                             ----------           ----------
         Net cash provided by/(used in) operating activities                                    (33,000)             132,000
                                                                                             ----------           ----------

Cash flows from investing activities:
  Purchase of property, plant and equipment                                                    (123,000)             (43,000)
  Sale of land                                                                                  150,000
                                                                                             ----------           ----------
         Net cash provided by/(used in) investing activities                                     27,000              (43,000)
                                                                                             ----------           ----------

Cash flows from financing activities:
  Proceeds from grant                                                                            25,000               50,000
  Proceeds from sale of treasury stock                                                                               111,000
  Debt payments                                                                                 (74,000)              (8,000)
  Capital lease payments                                                                         (7,000)             (10,000)
  Proceeds from line of credit                                                                   40,000               20,000
  Line of credit payments                                                                        (8,000)              (3,000)
                                                                                             ----------           ----------
         Net cash provided by/(used in) financing activities                                    (24,000)             160,000
                                                                                             ----------           ----------

Net increase/(decrease) in cash and cash equivalents                                            (30,000)             249,000
Cash and cash equivalents - beginning of period                                                 231,000              288,000
                                                                                             ----------           ----------

Cash and cash equivalents - end of period                                                    $  201,000           $  537,000
                                                                                             ==========           ==========
Supplemental disclosures of cash flow information
 Cash paid during year for:
      Interest                                                                               $   49,000           $   13,000

                 See accompanying notes to financial statements

Notes to financial statements (unaudited)

                                  June 30, 2003

Note A - Basis of Reporting

         The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items), which are considered necessary for a fair presentation of the financial position of American Bio Medica Corporation (the "Company" or "ABMC") at June 30, 2003, and the results of its operations, and cash flows for the six-month and three-month periods ended June 30, 2003 and 2002. The results of operations for the six-month and three-month periods ended June 30, 2003 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the Company's audited financial statements and related disclosures for the year ended December 31, 2002 included in the Company's Form 10-KSB.

         During the year ended December 31, 2002, the Company earned net income of $719,000 from net sales of $10,312,000, and had net cash outflows from operating activities of $400,000. During the six months ended June 30, 2003, the Company earned a net income of $417,000 from net sales of $5,820,000. Included in 2003 net income is $185,000 from the release of an accrual related to a royalty agreement executed in 1998 and terminated by mutual agreement in the second quarter of 2003. Net sales in the three months ended June 30, 2003 were $3,171,000, which resulted in net income of $424,000, including the $185,000 accrual reversal previously mentioned. The Company had net cash used in operating activities of $33,000 for the first six months of 2003 primarily as the result of accounts receivable increases and inventory decreases. The Company continued to take steps to improve its financial prospects including focusing on research and development and sales and marketing, continued development of new products, continued evaluation of a potential "CLUB-DRUG" panel, entering into an agreement with an unaffiliated third party to develop test components for an HIV test, and other measures to enhance profit margins.

         The Company's continued existence is dependent upon several factors, including its ability to raise revenue levels and reduce costs to generate positive cash flows, and to sell additional shares of the company's common stock to fund operations, if necessary.


NEW ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligation. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, an entity capitalizes a cost by increasing the carrying amount of the long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of this Statement is not expected to have a material impact on the Company's financial statements.

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

         In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statement No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34 ("FIN 45"). FIN 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 specifically excludes certain guarantee contracts from its scope. Additionally, certain guarantees are not subject to FIN 45's provisions for initial recognition and measurement but are subject to its disclosure requirements. The initial recognition and measurement provisions are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for our annual financial statements for the year ended December 31, 2002. The Company has adopted the provisions of this statement, which did not have a material impact on its financial statements.

             In December 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation--Transition and Disclosure, an amendment to FASB Statement No. 123. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Finally, SFAS No. 148 amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial reporting. For entities that voluntarily change to the fair value based method of accounting for stock-based employee compensation, the transition provisions are effective for fiscal years ending after December 15, 2002. For all other companies, the disclosure provisions and the amendment to APB No. 28 are effective for interim periods beginning after December 15, 2002. The following pro forma information gives effect to fair value of the options on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, volatility ranging from 84% to 85% for 2003 and 87% to 90% for 2002, risk free interest rates of ranging from 4.69% to 4.98% for 2003 and 4.98% - 6.04% for 2002, and an expected life of 10 years for both 2003 and 2002. The pro-forma net income represents three months amortization of expense associated with the option grants.

                                                 Six months              Six months
                                                   ended                    ended
                                                  June 30,                 June 30,
                                                   2003                      2002
                                                ------------------------------------
     Net Income/(loss):
           As reported                          $  417,000               $   306,000
           Pro forma                            $  235,000               $   137,000
     Basic and fully diluted income/(loss)
       per share
           As reported                              $  .02                     $ .01
           Pro forma                                $  .01                     $ .01


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

        In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003. The Company does not believe the adoption of this Statement will have a material impact on its financial statements.

         In May 2003, the FASB issued SFAS No. 150, Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity. The Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. This Statement is effective for all financial instruments entered into or modified after May 31, 2003. The Company does not believe the adoption of this Statement will have a material impact on its financial statements.

Note B - Net Income Per Common Share

         Basic net income or loss per share is calculated by dividing the net income or loss by the weighted average number of outstanding common shares during the period. Diluted net income or loss per share includes the weighted average dilutive effect of stock options and warrants.

         Potential common shares outstanding as of June 30, 2003 and 2002:

                                          June 30, 2003         June 30, 2002
                                          -------------         -------------
                Warrants                    2,651,703             2,651,703
                Options                     5,940,000             5,063,250

         For the three months and six months ended June 30, 2003 the number of securities not included in the dilutive EPS, because the effect would have been anti-dilutive, were 5,433,920 and 3,298,420 respectively. For the three months and six months ended June 30, 2002 the number of securities not included in the dilutive EPS, because the effect would have been anti-dilutive, were 2,988,670 and 3,018,670 respectively.

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


Item 2. Management's Discussion and Analysis or Plan of Operation

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2003 AND 2002

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

Critical accounting policies

         There have been no significant changes to the Company's critical accounting policies, which are included in the Company's 10KSB filing for the year ended December 31, 2002, during the six months ended June 30, 2003.

         The Company has entered into several arrangements with third parties that have agreed to fund Research and Development activities. The arrangements include milestones that must be achieved to receive payment. The Company records revenue based upon the lesser of costs incurred to date, or the milestone value (for the milestone value to be used, the milestone must be achieved). In the first six months of 2003 the Company recognized sales and cost of sales totaling $60,000 from two separate arrangements for the performance of Research and Development activities.

Results of operations for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002

         Net sales were $5,820,000 for the six months ended June 30, 2003 as compared to $4,963,000 for the six months ended June 30, 2002, representing an increase of $857,000 or 17.3%. Direct sales, telemarketing sales and international sales continued as the primary sources of sales contributing approximately $4,872,000 or 83.7% of the net sales for the first six months of 2003 compared to $3,462,000 or 69.8% of the net sales for the same period in 2002. During the six months ended June 30, 2003, the Company continued its extensive program to market and distribute its primary product lines, the Rapid Drug Screen(R) and Rapid One(R), in addition to its saliva based test, the Oralstat(R) and its recently developed Rapid Tec(R) series.

         The Company continued its programs for the development of diagnostic tests or test components using immunoassay lateral flow technology to diversify its product line into the areas of veterinary medicine, mycotoxin detection, and tuberculosis. In addition, components for a HIV test are being developed for a third party and new drugs of abuse tests are being explored. The Company also signed agreements for the purchase and sale of the CA 2000 Alcohol Analyzer, a digital analyzer suitable for field use for the detection of alcohol via breath analysis. Finally, the Company entered into an agreement with a manufacturer of alcohol and adulterant tests to further expand and enhance its product lines. Management believes that sales from its urine based drug test kits and the OralStat saliva based test will continue to grow as a result of its focus on the core business and renewed focus in marketing, and future sales will increase from new product development.

        Cost of goods sold for the six months ended June 30, 2003 was $2,588,000 or 44.5% of net sales as compared to $2,211,000 or 44.5% of net sales for the six months ended June 30, 2002. The increase in cost of goods sold is commensurate with the increase in sales. Gross margins remained consistent year to year at 55.5%; however, the current year sales and cost of sales include amounts billed to entities for which the Company performed R&D services, which were not billed in the prior year. In 2003 sales and cost of sales include $60,000 for amounts billed to entities for which the Company performed R&D services. Gross margins net of amounts billed for R&D work are 56.1% in 2003 and 55.5% for 2002. The cost of labor and materials has remained relatively consistent and the Company continued its efforts to control the costs to produce its product.

         Operating expenses increased 20.6% to $2,974,000 in first six months of 2003 as compared to $2,467,000 in the same period in 2002. This increase of $507,000 is attributable to increased research and development expense of $170,000 with the addition of a scientist and two technicians, increased sales and marketing expense of $172,000 with the hiring of a director of marketing and an assistant as well as increased commission costs associated with increased sales, and net increases in general and administrative expenses totaling $165,000.

     Management believes that the amount of research and development, sales and marketing and general and administrative costs may increase as the Company invests in long term growth and creates the necessary infrastructure to: achieve its worldwide drug test marketing and sales goals, continue its penetration of the direct sales market, reinforce its distributor based sales, and leverage new product initiatives. However, management has implemented programs to control the rate of increase of these costs to be more consistent with the expected sales growth rate of the Company.

Research and development

         Research and development ("R&D") expenses for the six months ended June 30, 2003 were $339,000 or 5.8% of net sales compared to $169,000 or 3.4% of net sales for the six months ended June 30, 2002. The increase in expense is primarily due to several new positions added to the R&D group during 2002 and the first quarter of 2003 and consulting fees offset by savings in project development relating to a license fee for the saliva project expensed in 2002 which did not recur in 2003 and $60,000 of funding received in 2003 from entities for which the Company performed R&D services, which offset current year expense. A research scientist, along with two laboratory technicians were added in late 2002 and the first quarter of 2003. These resources were added as part of management's initiatives to: focus on new product development to meet the changing needs of the on-site drug of abuse testing market, continue evaluation of a potential "CLUB-DRUG" panel, develop test components for a HIV test currently under development by an unrelated party, and develop new uses of immunoassay lateral flow technology, specifically in the areas of veterinary medicine and mycotoxin detection. The Company announced it had received FDA 510(k) clearance for its newly developed test for Propoxyphene and its Rapid Tec 3 and Rapid Tec 4 tests. Management expects increases in R&D expenses as it explores new markets and uses for its immunoassay technology.

Selling and marketing expense

        Selling and marketing expense was $1,314,000 or 22.6% of net sales in the first six months of 2003, an increase of $172,000, from $1,142,000 or 23.0% of net sales in the same six months in 2002. This increase is primarily due to additional commissions expense in sales and the hiring of a director of marketing and marketing assistant in early 2003. This increased expense in marketing has been made to support the Company's other efforts in penetrating direct sales markets and reinforcing distributor sales. Increased spending in advertisement, promotion, sales literature and trade show attendance has been offset by savings in sales expense resulting from changes to the sales commissions plan in late 2002 and early 2003.

General and administrative expense

        General and administrative expense was $165,000 higher in the first half of 2003 than the same period in 2002. Total G&A expense in the first quarter of 2003 was $1,321,000 or 22.7% of net sales compared to $1,156,000 or 23.3% of net sales in the first six months of 2002. Increases in personnel expense, directors fees, insurance, accounting fees, licenses and permits, bad debts and office travel offset by savings in legal fees, non cash compensation and postage contributed to the increase in G & A expense. Increases in G&A expense are commensurate with company growth. Further, expenses related to accounting fees, the annual meeting, the annual report and some directors fees result from the timing of these events in the current year and will not recur in the remainder of 2003 to the extent they have occurred in the first six months.

Results of operations for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002

         Net sales were $3,171,000 for the three months ended June 30, 2003 as compared to $2,710,000 for the three months ended June 30, 2002, representing an increase of $461,000 or 17.0%. Direct sales, telemarketing sales and international sales combined to contribute approximately $2,693,000 or 84.9% of the net sales for the quarter compared to $1,932,000 or 71.3% in the second quarter of 2002. During the three months ended June 30, 2003, the Company continued its extensive program to market and distribute its primary product lines, the Rapid Drug Screen and Rapid One, in addition to its saliva based test, the Oralstat, and its recently developed Rapid Tec series.

         The Company continued its program of rebuilding relationships with key distributors, executed agreements with several new distributors, expanded its marketing, and continued the development of diagnostic tests or test components using immunoassay lateral flow technology to diversify its product line into the areas of veterinary medicine, mycotoxin detection, and tuberculosis. In addition, components for an HIV test are being developed for an unaffiliated third party and new drugs of abuse tests are being explored. Management believes that sales from its urine based drug test kits and the OralStat saliva based test will continue to grow as a result of this focus on the core business and new sales will increase from new product development.

        Cost of goods sold for the three months ended June 30, 2003 was $1,418,000 or 44.7% of net sales as compared to $1,226,000 or 45.2% of net sales for the three months ended June 30, 2002. The increase in cost of goods sold is commensurate with the increase in sales. Gross margins remained consistent at 55.3% in 2003 and 54.8% in 2002. The cost of labor and materials has remained relatively consistent and the Company continued its efforts to control the costs to produce their product.

         Operating expenses increased $249,000, or 20.1%, to $1,487,000 in first three months of 2003 as compared to $1,238,000 in the same period in 2002. This increase is attributable to increased research and development expenditures with the addition of a scientist and two technicians, increased marketing expense with the hiring of a director of marketing and an assistant, and net increases in general and administrative expenses.

         Management believes that the amount of research and development, sales and marketing and general and administrative costs may increase as the Company continues its focus on long term growth and creates the necessary infrastructure to: achieve its worldwide drug test marketing and sales goals, continue its penetration of the direct sales market, reinforce its distributor based sales, and leverage new product initiatives. However, management has implemented programs to control the rate of increase of these costs to be more consistent with the expected sales growth rate of the Company.

Research and development

        Research and development ("R&D") expenses for the three months ended June 30, 2003 were $133,000 or 4.2% of net sales compared to $37,000 or 1.4% of net sales for the three months ended June 30, 2002. R&D expense in the second quarter of 2003 is net of $60,000 reclassified to cost of sales to match revenues recognized for amounts received from entities for which the Company performed R&D services. The increase in expense is primarily due to several new positions added to the R&D group during 2002 and the first quarter of 2003. A research scientist, along with two laboratory technicians were added in late 2002 and the first quarter of 2003. These resources were added as part of management's initiatives to: focus on new product development to meet the changing needs of the on-site drug of abuse testing market, continue evaluation of a potential "CLUB-DRUG" panel, develop test components for a HIV test currently under development by an unaffiliated third party, and develop new uses of immunoassay lateral flow technology, specifically in the areas of veterinary medicine and mycotoxin detection. Management expects increases in R&D expenses as it explores new markets and uses for its immunoassay technology.

Selling and marketing expense

        Selling and marketing expense was $694,000 or 21.9% of net sales in the second quarter of 2003, an increase of $86,000, from $608,000 or 22.4% of net sales in the same three months in 2002. This increase is primarily due to increases in commission costs associated with the increase in sales in the current year as compared to 2002 and the hiring of a director of marketing and marketing assistant in early 2003. This increased expense in marketing has been made to support the Company's other efforts in penetrating direct sales and reinforcing distributor sales. Increased spending in advertisement, promotion, sales literature and trade show attendance has been offset by savings in sales expense resulting from changes to the sales commissions plan in late 2002 and early 2003.

General and administrative expense

        General and administrative expense was $67,000 higher in the second quarter of 2003 than the same period in 2002. Total G&A expense in the second quarter of 2003 was $660,000 or 20.8% of net sales compared to $593,000 or 21.9% of net sales in the three months ended June 30, 2002. Contributing to the increase in G & A expense were increases in personnel expense, directors fees and expenses, accounting fees, travel, outside services and insurance costs offset by savings in legal fees, non-cash compensation, and consulting fees.

LIQUIDITY AND CAPITAL RESOURCES AS OF JUNE 30, 2003

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

         The Company has working capital of $3,106,000 at June 30, 2003 as compared to working capital of $2,586,000 at December 31, 2002. The Company has historically satisfied its net working capital requirements through cash generated by proceeds from private placements of equity securities with institutional investors. The Company has never paid any dividends on its common shares and anticipates that all future earnings, if any, will be retained for use in the Company's business and it does not anticipate paying any cash dividends.

         Net cash used in operating activities was $33,000 for the six months ended June 30, 2003 compared to net cash provided by operating activities of $132,000 for the six months ended June 30, 2002. The net cash used in operating activities for the six months ended June 30, 2003 was primarily due to and increase in accounts receivable of $645,000, resulting from increased sales, an increase in prepaid expenses of $42,000, primarily due to increased insurance costs, and decreases in accounts payable and accrued expenses of $186,000 and $11,000 respectively. These uses were partially offset by a decrease in inventory of $374,000, resulting from increased sales and continued efforts to control inventory levels, depreciation of $90,000 and net income of $417,000.

         Net cash provided by investing activities was $27,000 for the six months ended June 30, 2003 compared to net cash used in investing activities of $43,000 for the six months ended June 30, 2002. The net cash provided by investing activities in the second quarter of 2003 was comprised of proceeds from the sale of approximately 85 acres of land at the Company's headquarters in Kinderhook, NY totaling $150,000, offset by $123,000 for the purchase of property, plant and equipment.

         Net cash used in financing activities was $24,000 for the six months ended June 30, 2003, consisting of capital lease and debt payments totaling $89,000 offset by proceeds from the Company's line of credit totaling $40,000 and receipt of a $25,000 grant from the Columbia Economic Development Corporation ("CEDC"). The CEDC grant is convertible to a loan payable to the CEDC should the number of employees at the Company's Kinderhook, NY facility fall below an established minimum. The loan would be based on a percentage of the total grant outstanding beginning with 100% if the number of employees drops below the established minimum at any time before 2004. Beginning in 2004 the percentage that would be repayable to the CEDC is reduced by 10% for each calendar year during which the number remains above the established threshold (i.e., 90% in 2004, 80% in 2005, etc).

         At June 30, 2003 and 2002, the Company had cash and cash equivalents of $201,000 and $537,000, respectively.

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

DISCLOSURE CONTROLS AND PROCEDURES

         On July 25, 2003, the Company's CEO and CFO reviewed the Company's disclosure controls and procedures. Based on this evaluation, the Company, including the CEO and CFO, have concluded that the Company's disclosure controls and procedures are adequate to ensure the clarity and material completeness of the Company's disclosure in its periodic reports required to be filed with the SEC. Additionally, based upon this most recent evaluation, we have concluded that there were no significant changes in internal controls or other factors that could significantly affect the internal controls of the company subsequent to the date of evaluation.

                                     PART II

                                OTHER INFORMATION


Item 1. Legal Proceedings:

         None

Item 2. Changes in Securities

         None.

Item 3. Defaults upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security-Holders

         The following matters were voted upon at the Company's Annual Meeting of Shareholders (the "Meeting") held at the Marriott Hotel in Albany, New York on June 18, 2003.


                       PROPOSAL 1 - ELECTION OF DIRECTORS



Total shares voted: 20,346,463                Outstanding shares: 20,609,548
Percent of shares voted: 98.7



              Director                 For             Pct.             Withheld       Pct.
              --------                 ---             ---              --------       ---
         Stan Cipkowski             18,552,060         91.2            1,794,403        8.8
         Edmund Jaskiewicz          18,567,095         91.3            1,779,368        8.7
         Gerald Moore               19,422,589         95.5              923,874        4.5
         D. Joseph Gersuk           13,489,047         66.3            6,857,416       33.7
         Denis O'Donnell, M.D.      13,488,297         66.3            6,858,166       33.7
         Dr. Gerald W. Lynch        17,484,134         85.9            2,862,329       14.1
         Daniel W. Kollin           19,456,889         95.6              889,574        4.4

All seven nominees for election to the Board of Directors were elected.

     PROPOSAL 1 - RATIFICATION OF THE APPOINTMENT OF PRICEWATERHOUSECOOPERS LLP AS THE INDEPENDENT AUDITORS OF THE COMPANY FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 2003

                  For:        20,274,572    or       99.6%
                  Against:        21,580    or        .06%
                  Abstain:        50,311    or         .4%

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

      (b) Reports on Form 8-K

                  On June 23, 2003, the Company filed a Form 8-K related to the resignation of D. Joseph Gersuk from the Company's Board of Directors.

                  On July 1, 2003, the Company filed a Form 8-K related to the resignation of Stan Cipkowski as an Executive Vice President of the Company.

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


Dated: August 12, 2003

CERTIFICATIONS


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


Date: August 12, 2003


                                                   /s/ Gerald A. Moore
                                                   ----------------------------
                                                   Gerald A. Moore
                                                   Chairman, CEO and President

CERTIFICATIONS


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


Date: August 12, 2003


                                 /s/ Keith E. Palmer
                                 -------------------------
                                 Keith E. Palmer
                                 Chief Financial Officer
                                 and Vice President