Form 10QSB
period 2003-09-30
AMERICAN BIO MEDICA CORP
filed 2003-11-14
CIK 896747

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB

 [x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2003.

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

     20,638,548 Common Shares as of November 13, 2003

     Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                     PART I
                              FINANCIAL INFORMATION

                   AMERICAN BIO MEDICA CORPORATION
                            BALANCE SHEETS

                                                                             SEPTEMBER 30,
                                                                                 2003             DECEMBER 31,
                                                                             (UNAUDITED)              2002
                                                                          -----------------     ---------------
                               ASSETS
                               ------
Current assets:

      Cash and cash equivalents                                           $        409,000      $       231,000
      Accounts receivable, net of allowance of $105,000 and $70,000
       at September 30, 2003 and December 31, 2002 respectively                  2,588,000            1,105,000
      Inventory                                                                  2,673,000            2,795,000
      Prepaid and other current assets                                             101,000               60,000
                                                                          -----------------     ---------------

Total current assets                                                             5,771,000            4,191,000
Property, plant and equipment, net                                               1,408,000            1,457,000
                                                                          -----------------     ---------------

Total Assets                                                              $       7,179,000     $     5,648,000
                                                                          =================     ===============

                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------

Current liabilities:
      Accounts payable                                                    $      1,175,000      $       908,000
      Accrued liabilities                                                          754,000              513,000
      Current portion of mortgages and notes payable and capital
       lease obligations                                                           120,000              184,000
                                                                          -----------------     ----------------

 Total current liabilities                                                       2,049,000            1,605,000

  Long term portion of mortgages payable                                           664,000              673,000
  Unearned grant                                                                    75,000               50,000
                                                                          -----------------     ---------------

 Total liabilities                                                               2,788,000            2,328,000
                                                                          -----------------     ---------------

Stockholders' equity:
    Preferred stock; par value $.01 per share; 5,000,000 shares authorized; none issued and outstanding
    Common stock; par value $.01 per share; 50,000,000 shares
     authorized; 20,638,548 and 20,609,548 shares issued at
     September 30, 2003 and December 31, 2002 respectively                         206,000              206,000

Additional paid-in capital                                                      17,859,000           17,788,000
Accumulated deficit                                                            (13,492,000)         (14,435,000)
Treasury stock; 177,000 and 225,000 shares respectively                           (182,000)            (239,000)
                                                                          -----------------     ---------------

Total stockholders' equity                                                       4,391,000            3,320,000
                                                                          -----------------     ---------------

Total liabilities and stockholders' equity                                $      7,179,000      $     5,648,000
                                                                          =================     ===============

                 See accompanying notes to financial statements

                                    AMERICAN BIO MEDICA CORPORATION
                                        STATEMENTS OF OPERATIONS
                                              (UNAUDITED)

                                                                     FOR THE NINE MONTHS ENDED
                                                                             SEPTEMBER 30,

                                                               ------------------------------------------
                                                                      2003                    2002
                                                               --------------------     -----------------
Net sales                                                    $           9,799,000    $        7,904,000
Cost of goods sold                                                       4,282,000             3,252,000
                                                               --------------------     -----------------
Gross profit                                                             5,517,000             4,652,000
                                                               --------------------     -----------------

Operating expenses:
    Research and development                                               427,000               203,000
    Selling and marketing                                                2,155,000             1,795,000
    General and administrative                                           2,141,000             1,929,000
                                                               --------------------     -----------------
                                                                         4,723,000             3,927,000
                                                               --------------------     -----------------
Operating income                                                           794,000               725,000
                                                               --------------------     -----------------
Other income (expense):
   Other income                                                            198,000                 1,000
   Interest income                                                          26,000                58,000
   Interest expense                                                       (75,000)              (40,000)
                                                               --------------------     -----------------
                                                                           149,000                19,000
                                                               --------------------     -----------------
Income before provisions for income taxes                                  943,000               744,000
Provision for (benefit from) income taxes                                        0                     0
                                                               --------------------     -----------------
Net income                                                   $             943,000    $          744,000
                                                               ====================     =================
Basic income per common share                                $                0.05    $             0.04
                                                               ====================     =================
Diluted income per common share                              $                0.04    $             0.04
                                                               ====================     =================

 Weighted average shares outstanding  -
    basic                                                               20,616,347            20,609,548
 Dilutive effect of stock options and warrants                             532,823               598,460
                                                               --------------------     -----------------
 Weighted average shares outstanding -
    diluted                                                             21,149,170            21,208,008
                                                               ====================     =================


                             See accompanying notes to financial statements

                         AMERICAN BIO MEDICA CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                     FOR THE THREE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                               -----------------------------------------
                                                                      2003                    2002
                                                               -------------------      ----------------
Net sales                                                    $           3,979,000    $        3,032,000
Cost of goods sold                                                       1,694,000             1,132,000
                                                               -------------------      ----------------

Gross profit                                                             2,285,000             1,900,000
                                                               -------------------      ----------------
Operating expenses:
    Research and development                                                88,000                34,000
    Selling and marketing                                                  841,000               609,000
    General and administrative                                             819,000               817,000
                                                               -------------------      ----------------
                                                                         1,748,000             1,460,000
                                                               -------------------      ----------------

Operating income                                                           537,000               440,000
                                                               -------------------      ----------------
Other income (expense):
   Other income                                                                                    1,000
   Interest income                                                          16,000                14,000
   Interest expense                                                       (27,000)              (17,000)
                                                               -------------------      ----------------
                                                                          (11,000)               (2,000)
                                                               -------------------      ----------------
Income before provisions for income taxes                                  526,000               438,000
Provision for (benefit from) income taxes                                        0                     0
                                                               -------------------      ----------------
Net income                                                   $             526,000    $          438,000
                                                               ===================      ================

Basic and diluted income per common share                    $                0.03    $             0.02
                                                               ===================      ================
Basic and diluted income per common share                    $                0.02    $             0.02
                                                               ===================      ================

 Weighted average shares outstanding  -
    basic                                                               20,629,722            20,609,548
 Dilutive effect of stock options and warrants                             810,984             1,011,617
                                                               -------------------      ----------------
 Weighted average shares outstanding -
    diluted                                                             21,440,706            21,621,165
                                                               ===================      ================

                 See accompanying notes to financial statements

                         AMERICAN BIO MEDICA CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            FOR THE NINE MONTHS ENDED
                                                                                                  SEPTEMBER 30,

                                                                                      ---------------------------------------
                                                                                            2003                 2002
                                                                                      ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                           $         943,000    $         744,000
  Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
     Depreciation                                                                               130,000              112,000
     Provision for doubtful accounts and returns                                                 35,000
     Non cash compensation expense                                                               47,000               27,000
     Accrued interest, related party                                                                                 (30,000)
     Gain on sale of land                                                                       (30,000)
     Changes in:
       Accounts receivable                                                                   (1,519,000)            (646,000)
       Inventory                                                                                122,000                9,000
       Prepaid expenses and other current assets                                                (41,000)              26,000
       Restricted cash                                                                                               106,000
       Accounts payable                                                                         266,000            (257,000)
       Accrued liabilities                                                                      241,000              144,000
       Customer advance deposits                                                                                    (243,000)
                                                                                      -----------------    -----------------
         Net cash provided by/(used in) operating activities                                    194,000               (8,000)
                                                                                      -----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of property, plant and equipment                                                    (200,000)            (109,000)
  Sale of land                                                                                  150,000
                                                                                      -----------------    -----------------
         Net cash used in investing activities                                                  (50,000)            (109,000)
                                                                                      -----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from grant                                                                            25,000               50,000
  Proceeds from exercise of options                                                              26,000
  Proceeds from sale of treasury stock                                                           55,000              235,000
  Debt payments                                                                                (146,000)             (17,000)
  Capital lease payments                                                                        (17,000)             (12,000)
  Proceeds from line of credit                                                                  103,000               20,000
  Line of credit payments                                                                       (12,000)              (8,000)
                                                                                      -----------------    -----------------
         Net cash provided by financing activities                                               34,000              268,000
                                                                                      -----------------    -----------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                       178,000              151,000
Cash and cash equivalents - beginning of period                                                 231,000              288,000
                                                                                      -----------------    -----------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                             $         409,000    $         439,000
                                                                                      =================    =================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   Cash paid during year for interest                                                 $          75,000    $          17,000


                 See accompanying notes to financial statements

Notes to financial statements (unaudited)

                               September 30, 2003

Note A - Basis of Reporting

         The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items), which are considered necessary for a fair presentation of the financial position of American Bio Medica Corporation (the "Company" or "ABMC") at September 30, 2003, and the results of its operations, and cash flows for the nine-month and three-month periods ended September 30, 2003 and 2002. The results of operations for the nine-month and three-month periods ended September 30, 2003 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the Company's audited financial statements and related disclosures for the year ended December 31, 2002 included in the Company's Form 10-KSB.

         During the year ended December 31, 2002, the Company earned net income of $719,000 from net sales of $10,312,000, and had net cash outflows from operating activities of $400,000. During the nine months ended September 30, 2003, the Company earned a net income of $943,000 from net sales of $9,799,000. Included in 2003 net income is $185,000 from the reversal of an accrual related to a royalty agreement executed in 1998 and terminated by mutual agreement in the second quarter of 2003. Net sales in the three months ended September 30, 2003 were $3,979,000, which resulted in net income of $526,000. The Company had net cash provided by operating activities of $194,000 for the first nine months of 2003 primarily as the result of net income, and increases in accounts payable and accrued liabilities offset by increases in accounts receivable. The Company continued to take steps to improve its financial prospects including focusing on research and development and sales and marketing, continued development of new products, entering into an agreement with an unaffiliated third party to develop test components for an HIV test, and other measures to enhance profit margins.

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

                                                          NINE MONTHS ENDED       NINE MONTHS ENDED
                                                            SEPTEMBER 30,           SEPTEMBER 30,
                                                                 2003                    2002
                                                         --------------------    --------------------
                Net Income/(loss):
                      As reported                              $  943,000             $   744,000
                      Pro forma                                $  379,000             $   238,000
                Basic income/(loss) per share
                    As reported                                    $  .05                 $ .04
                    Pro forma                                      $  .02                 $ .01
                Diluted income/(loss) per share
                    As reported                                    $  .04                 $ .04
                    Pro forma                                      $  .02                 $ .01

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

        In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after September 30, 2003. The Company does not believe the adoption of this Statement will have a material impact on its financial statements.

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

Note B - Net Income Per Common Share

         Basic net income or loss per share is calculated by dividing the net income or loss by the weighted average number outstanding common shares during the period. Diluted net income or loss per share includes the weighted average dilutive effect of stock options and warrants.

         Potential common shares outstanding as of September 30, 2003 and 2002:

                                                    SEPTEMBER 30, 2003       SEPTEMBER 30, 2002
                                                    ------------------       ------------------
                       WARRANTS                          2,651,703               2,651,703
                       OPTIONS                           5,054,000               5,178,250

         For the three months and nine months ended September 30, 2003 the number of securities not included in the diluted EPS, because the effect would have been anti-dilutive, were 2,683,170 and 3,046,420 respectively. For the three months and nine months ended September 30, 2002 the number of securities not included in the diluted EPS, because the effect would have been anti-dilutive, were 2,799,750 and 3,133,670 respectively.

Note C - Litigation

         The Company has no pending litigation as of the date of this report.

Note D - Sale of Land

         On March 31, 2003 the Company sold approximately 85 acres of land at its Kinderhook headquarters for $150,000 recognizing a gain of $30,000.

Note E - Reclassifications

         Certain prior period items have been reclassified to conform to the current presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

         The following discussion of the Company's financial condition and the results of operations should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this document.

          The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that in addition to the description of historical facts contained herein, this report contains certain forward-looking statements that involve risks and uncertainties as detailed herein and from time to time in the Company's other filings with the Securities and Exchange Commission and elsewhere. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those, described in the forward-looking statements. These factors include, among others: (a) the Company's fluctuations in sales and operating results; (b) risks associated with international business; (c) regulatory, competitive and contractual risks; (d) product development risks; and (e) the ability to achieve strategic initiatives, including but not limited to the ability to achieve sales growth across the business segments through a combination of enhanced sales force, new products, and customer service.

Critical accounting policies

         There have been no significant changes to the Company's critical accounting policies, which are included in the Company's 10KSB filing for the year ended December 31, 2002, during the nine months ended September 30, 2003.

         The Company has entered into several arrangements with third parties that have agreed to fund Research and Development activities. The arrangements include milestones that must be achieved to receive payment. The Company records revenue based upon the lesser of costs incurred to date, or the milestone value (for the milestone value to be used, the milestone must be achieved). In the first nine months of 2003 the Company recognized sales and cost of sales totaling $60,000 from two separate arrangements for the performance of Research and Development activities.

Results of operations for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002

         Net sales were $9,799,000 for the nine months ended September 30, 2003 as compared to $7,904,000 for the nine months ended September 30, 2002, an increase of $1,895,000 or 24.0%. Direct sales, telemarketing sales and international sales continued as the primary sources of sales contributing approximately $8,336,000 or 85.1% of the net sales for the first nine months of 2003 compared to $5,667,000 or 71.7% of the net sales for the same period in 2002. During the nine months ended September 30, 2003, the Company continued its extensive program to market and distribute its primary product lines, the Rapid Drug Screen(R) and Rapid One(R), in addition to its saliva based test, the Oralstat(R) and its Rapid Tec(R) series.

        Cost of goods sold for the nine months ended September 30, 2003 was $4,282,000 or 43.7% of net sales as compared to $3,252,000 or 41.1% of net sales for the nine months ended September 30, 2002. The increase in cost of goods sold is commensurate with the increase in sales. Gross margins declined slightly in 2003, down from 58.9% in 2002 to 56.3% in 2003 due to $60,000 included in both sales and cost of sales for amounts billed to entities for which the Company performed R&D services, which did not exist in the prior year. The gross margin excluding the $60,000 billed in 2003 for R&D work is 56.9%. The cost of labor and materials has remained relatively consistent and the Company continued its efforts to control the costs to produce its product.

         Operating expenses increased 20.3% to $4,723,000 in first nine months of 2003 as compared to $3,927,000 in the same period in 2002. This increase of $796,000 is attributable to increased research and development expense of $224,000, with the addition of a scientist and two technicians, increased sales and marketing expense of $360,000, with the hiring of a director of marketing and an assistant as well as increased commission costs associated with increased sales, and net increases in general and administrative expenses totaling $212,000.

Research and development

         Research and development ("R&D") expenses for the nine months ended September 30, 2003 were $427,000 or 4.4% of net sales compared to $203,000 or 2.6% of net sales for the nine months ended September 30, 2002. The increase in expense is primarily due to several new positions added to the R&D group in the later part of 2002 and the first quarter of 2003 and consulting fees incurred in relation to the development of HIV test components. These increases were offset by savings related to certain licensing fees in 2002. Also offsetting expense in 2003 was $60,000 of funding received from entities for which the Company performed R&D services. A research scientist, along with two laboratory technicians were added in late 2002 and the first quarter of 2003 as part of management's initiatives to focus on new product development to meet the changing needs of the point of collection drug of abuse testing market, develop test components for a HIV test currently under development by an unrelated party, and develop new uses of immunoassay lateral flow technology, specifically in the areas of veterinary medicine and mycotoxin detection.

         In June 2003, the Company announced it had received FDA 510(k) clearance for its newly developed test for Propoxyphene and its Rapid Tec 3 and Rapid Tec 4 tests. Management expects increases in R&D expenses as it explores new markets and uses for its immunoassay technology.

Selling and marketing expense

        Selling and marketing expense was $2,155,000 or 22.0% of net sales in the first nine months of 2003, an increase of $360,000, from $1,795,000 or 22.7% of net sales in the same nine months in 2002. This increase is primarily due to additional commission expense in sales, the hiring of a director of marketing and marketing assistant in early 2003, and increases in advertising, promotion and travel. Increased spending in advertisement, promotion, sales literature and trade show attendance has been offset by savings in sales expense resulting from changes to the sales commission plan in mid-2002.

General and administrative expense

        General and administrative (G&A) expense was $212,000 higher in the first nine months of 2003 than the same period in 2002. Total G&A expense for the nine months ended September 30, 2003 was $2,141,000 or 21.8% of net sales compared to $1,929,000 or 24.4% of net sales in the first nine months of 2002. Increases in personnel expense, directors fees, insurance, accounting fees, licenses and permits, bad debts and office travel offset by savings in legal fees, non-cash compensation and postage contributed to the increase in G & A expense.

Results of operations for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002

         Net sales were $3,979,000 for the three months ended September 30, 2003 as compared to $3,032,000 for the three months ended September 30, 2002, representing an increase of $947,000 or 31.2%. Direct sales, telemarketing sales and international sales combined to contribute approximately $3,464,000 or 87.1% of the net sales for the quarter compared to $2,205,000 or 72.7% in the second quarter of 2002. During the three months ended September 30, 2003, the Company continued its extensive program to market and distribute its primary product lines, the Rapid Drug Screen and Rapid One, in addition to its saliva based test, the Oralstat, and its Rapid Tec series.

        Cost of goods sold for the three months ended September 30, 2003 was $1,694,000 or 42.6% of net sales as compared to $1,132,000 or 37.3% of net sales for the three months ended September 30, 2002. The increase in cost of goods sold is due primarily to the increase in sales. Gross margins declined slightly but remained strong at 57.4% in the third quarter of 2003 compared to 62.7% in same period in 2002. The cost of labor and materials has remained relatively consistent and the Company continued its efforts to control the costs to produce their product.

         Operating expenses increased $288,000, or 19.7%, to $1,748,000 in the three months ended September 30, 2003 as compared to $1,460,000 in the same period in 2002. All areas of operational expense increased in the current quarter when compared to prior years primarily attributable to increased research and development expenditures with the addition of a scientist and two technicians, increased marketing expense with the hiring of a director of marketing and an assistant, increased sales commissions expense, and net increases in many areas of general and administrative expenses including services, utilities and insurance.

Research and development

        Research and development ("R&D") expenses for the three months ended September 30, 2003 were $88,000 or 2.2% of net sales compared to $34,000 or 1.1% of net sales for the three months ended September 30, 2002. The increase in expense is primarily due to several new positions added to the R&D group during 2002 and the first quarter of 2003. A research scientist, along with two laboratory technicians were added in late 2002 and the first quarter of 2003. These resources were added as part of management's initiatives to: focus on new product development to meet the changing needs of the point of collection drug of abuse testing market, develop test components for a HIV test currently under development by an unaffiliated third party, coordinate with the organization with whom we are developing our Rapid Reader, and develop new uses of immunoassay lateral flow technology, specifically in the areas of veterinary medicine and mycotoxin detection. Management expects increases in R&D expenses as it continues to explore new markets and applications for its immunoassay technology.

Selling and marketing expense

        Selling and marketing expense was $841,000 or 21.1% of net sales in the third quarter of 2003, an increase of $232,000, from $609,000 or 20.1% of net sales in the same three months in 2002. This increase is primarily due to increases in commission costs associated with the increase in sales in the current year as compared to 2002 and the hiring of a director of marketing and marketing assistant in early 2003. Increased spending in advertisement, promotion, sales literature and trade show attendance has been offset by savings in sales expense resulting from changes to the sales commission plan in late 2002 and early 2003.

General and administrative expense

        General and administrative expense was essentially flat in the third quarter of 2003 than the same period in 2002. Total G&A expense in the second quarter of 2003 was $819,000 or 20.6% of net sales compared to $817,000 or 26.9% of net sales in the three months ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES AS OF SEPTEMBER 30, 2003

        The Company's cash requirements depend on numerous factors, including product development activities, ability to penetrate the direct sales market, market acceptance of its new products, and effective management of inventory levels in response to sales forecasts. The Company expects to devote substantial capital resources to continue its product development, and expand manufacturing capacity.. The Company will examine other growth opportunities including strategic alliances and expects such activities will be funded from existing cash and cash equivalents, issuance of additional equity or debt securities or additional borrowings subject to market and other conditions. The Company believes that its current cash balances, and cash generated from future operations will be sufficient to fund operations for the next twelve months. If cash generated from operations is insufficient to satisfy the Company's working capital and capital expenditure requirements, the Company may be required to sell additional equity or obtain additional credit facilities. There is no assurance that such financing will be available or that the Company will be able to complete financing on satisfactory terms, if at all.

        Management believes that the amount of research and development, sales and marketing and general and administrative costs may increase as the Company continues its investment in long term growth and creates the necessary infrastructure to: achieve its worldwide drug test marketing and sales goals, continue its penetration of the direct sales market, support research and development projects and leverage new product initiatives. However, management has implemented programs to control the rate of increase of these costs to be consistent with the expected sales growth rate of the Company.

         The Company has working capital of $3,722,000 at September 30, 2003 as compared to working capital of $2,586,000 at December 31, 2002. The Company has historically satisfied its net working capital requirements, if needed, through cash generated by proceeds from private placements of equity securities with institutional investors. The Company has never paid any dividends on its common shares and anticipates that all future earnings, if any, will be retained for use in the Company's business and it does not anticipate paying any cash dividends.

         Net cash provided by operating activities was $194,000 for the nine months ended September 30, 2003 compared to net cash used in operating activities of $8,000 for the nine months ended September 30, 2002. The net cash provided by operating activities for the nine months ended September 30, 2003 was primarily due to net income associated with increased net sales, increases in accounts payable and accrued expenses, and decreases in inventory offset by an increase in accounts receivable.

         Net cash used in investing activities was $50,000 for the nine months ended September 30, 2003 compared to net cash used in investing activities of $109,000 for the nine months ended September 30, 2002. The net cash provided by investing activities in the first nine months of 2003 was comprised of proceeds from the sale of approximately 85 acres of land at the Company's headquarters in Kinderhook, NY totaling $150,000, offset by $200,000 for the purchase of property, plant and equipment.

         Net cash provided by financing activities was $34,000 for the nine months ended September 30, 2003, consisting of proceeds from a Columbia Economic Development Corporation

"CEDC" convertible grant, the exercise of options, the sale of treasury stock and borrowings on a line of credit totaling $209,000 offset by payments on debt, capital lease and a line of credit totaling $175,000. The CEDC grant is convertible to a loan payable to the CEDC should the number of employees at the Company's Kinderhook, NY facility fall below an established minimum. The loan would be based on a percentage of the total grant outstanding beginning with 100% if the number of employees drops below the established minimum at any time before 2004. Beginning in 2004 the percentage that would be repayable to the CEDC is reduced by 10% for each calendar year during which the number remains above the established threshold (i.e., 90% in 2004, 80% in 2005, etc). The line of credit is held by Hudson River Bank and Trust Company ("HRBT") and has a maximum available line of $350,000, not to exceed 70% of accounts receivable less than 60 days. The interest rate is .25% above the HRBT prime rate and the Company is required to pay the principal down to $0 for a 30 consecutive day period in each 12 months during which the line is available.

         At September 30, 2003, the Company had cash and cash equivalents of $409,000.

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

DISCLOSURE CONTROLS AND PROCEDURES

         As of September 30, 2003, the Company's CEO and CFO reviewed the Company's disclosure controls and procedures. Based on this evaluation, the Company, including the CEO and CFO, have concluded that the Company's disclosure controls and procedures are adequate to ensure the clarity and material completeness of the Company's disclosure in its periodic reports required to be filed with the SEC. Additionally, based upon this most recent evaluation, we have concluded that there were no significant changes in internal controls or other factors that could significantly affect the internal controls of the company subsequent to the date of evaluation.

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

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits

             31.1     Rule 13a-14(a)/15d-14(a) Certification of Chief
                      Executive Officer
             31.2     Rule 13a-14(a)/15d-14(a) Certification of Chief
                      Financial Officer
             32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
             32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K

             On July 1, 2003, the Company filed a Form 8-K related to the resignation of Stan Cipkowski as an Executive Vice President of the Company.

             On September 23, 2003, the Company filed a Form 8-K related to the resignation of Daniel Kollin from the Company's Board of Directors.

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


Dated: November 13, 2003