Form 10KSB
period 2003-12-31
AMERICAN BIO MEDICA CORP
filed 2004-05-10
CIK 896747

FORM 10-KSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period -------------- to -------------------

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

      Check  whether the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No


      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      State issuer's revenues for its most recent fiscal year: $12,484,000

      The aggregate market value of 17,574,848 voting Common Shares held by non-affiliates of the issuer was approximately $17,574,848 based on the average bid and asked prices of the issuer's Common Shares, $.01 par value, as reported on the NASDAQ SmallCap Market on May 4, 2004.

      As of May 4, 2004, the issuer had outstanding 21,282,268 Common Shares, $.01 par value.

      The aggregate market value of 1,259,500 Common Share Purchase Warrants held by non-affiliates of the issuer was approximately $0 based on the average bid and asked price of the issuer's Common Share Purchase Warrants, as reported on the NASDAQ SmallCap Market on May 4, 2004 (there were no recorded bids or asks for the Company's Common Share Purchase Warrants on this date).

      As of May 4, 2004, the issuer had outstanding 1,272,000 Common Share Purchase Warrants.

      Documents Incorporated by reference:

      (1) Other documents incorporated by reference on this report are listed in the Exhibit Reference Table

      Transition Small Business Disclosure Format: [ ] YES [X] NO

                         AMERICAN BIO MEDICA CORPORATION

                      INDEX TO ANNUAL REPORT ON FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

PART I.                                                                             PAGE
                                                                                    ----
            Item 1.  Description of Business                                          1
            Item 2.  Description of Property                                          16
            Item 3.  Legal Proceedings                                                16
            Item 4.  Submission of Matters to a Vote of Security Holders              16

PART II

            Item 5.  Market for Common Equity and Related Shareholder                 16
                     Matters
            Item 6.  Management's Discussion and Analysis or Plan of                  17
                     Operations
            Item 7.  Financial Statements                                             20
            Item 8.  Changes In and Disagreements With Accountants on                 20
                     Accounting and Financial Disclosure
            Item 8A. Controls and Procedures                                          21

PART III

            Item 9.  Directors, Executive Officers, Promoters and Control Persons;    22
                     Compliance with Section 16(a) of the Exchange Act
            Item 10. Executive Compensation                                           24
            Item 11. Security Ownership of Certain Beneficial Owners and              27
                     Management
            Item 12. Certain Relationships and Related Transactions                   29
            Item 13. Exhibits and Reports on Form 8-K                                 29
            Item 14. Principal Accountant Fees & Services                             29

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

      In November 2001, we purchased our facility located in Kinderhook, New York from Avoba, Inc. for $950,000. Included in the purchase were the facility, its contents and 107 acres of land surrounding the facility. In March 2003, the Company sold approximately 85 acres of land at its Kinderhook facility to a third party.

OUR BUSINESS

      We develop, manufacture and market immunoassay diagnostic test kits, primarily for the immediate, point of collection screening for drugs of abuse. Our drugs of abuse screening products offer health care, law enforcement, government, industrial safety and educational professionals, self-contained, one-step screening devices capable of identifying illicit drug use within minutes. In addition to our manufacture and distribution of our drugs of abuse screening products, in late 2001 we also began performing contract strip manufacturing for other point of collection diagnostic companies. While we do not currently derive a significant portion of our revenues from contract manufacturing, we do expect to continue to explore additional applications for our technology and as a result contract manufacturing could become a greater portion of our revenues in the future. Our long-term objective is to provide an extensive product portfolio to the expanding $6 billion immunoassay market.

      OUR PRODUCTS

            RAPID DRUG SCREEN(R): We manufacture the Rapid Drug Screen, or RDS(R), our primary product line. The Rapid Drug Screen is a patented, rapid, point of collection, test kit that detects the presence or absence of drugs of abuse in a urine specimen. We market the RDS as easy to-use, cost-effective and highly reliable. There have been a number of studies that have reported on the Rapid Drug Screen's accuracy and reliability, including the Rosita Roadside Study conducted in Europe which rated the Rapid Drug Screen products "Very Good" for user friendliness, the highest rating given to any of the products in the study. In addition, a study conducted by the Department of Health and Human Services ("DHHS") ranked the Rapid Drug Screen the most accurate multi-drug device for all drugs when compared to GC/MS, a laboratory test consisting of a combination of two microananlytical techniques: GC, a separation technique, and MS, an identification technique.

      We produce several versions (panels) of the Rapid Drug Screen. Each panel screens for a specified number of drugs (up to 10 classes of drugs)
simultaneously. We can also custom produce panels for the screening of any quantity or combination of the following classes of drugs: cocaine, THC (marijuana), opiates, amphetamine, PCP, benzodiazepines, methamphetamines, barbiturates, tricyclic antidepressants, methadone, MDMA (Ecstasy), Oxycodone and Propoxyphene.

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

      One of the problems that may occur in point of collection drug testing is that of fraud or evasion practiced by the person being tested. The most prevalent method of avoiding adverse test results is the substitution, by the person being tested, of a hidden "clean" urine sample, which he or she brings to the test. As a consequence, each of our urine drug screens contains a temperature sensor, which helps prevent the substitution of another urine sample. A substituted sample would normally be of a lower temperature than a sample produced from the body on the spot. In addition, both our urine and saliva-based drug screens (See "OralStat" on page 3) contain a control line, designed to assure the test administrator that the test is working properly and that the reagents are present and not destroyed by any outside agent. Should the control line not appear, the administrator is instructed to void the test and re-test the individual by obtaining another sample. A positive result is normally confirmed by laboratory testing.

      Our Rapid Drug Screen is currently marketed in the following standard configurations: two different 2-panel tests, three different 3-panel tests, two different 4-panel tests, four different 5-panel tests, one 8-panel test, one 9-panel test and one 10-panel test. We can also produce, on special order, or if a market demands, tests that can screen for any quantity (from two - ten) or configuration of classes of drugs. Our standard configurations are:

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

      o A ten panel test, designed for specific workplace markets that screens for the drugs of abuse from the eight panel test, as well as methadone and propoxyphene.

      RAPID ONE(R): We manufacture the Rapid One product line which consists of 13 single drug tests, each of which screens for the presence or absence of drugs of abuse in a urine specimen. The Rapid One product line utilizes the same technology as the Rapid Drug Screen. It includes a single dip platform, an identification and date area, and does not require the use of pipettes or reagents. The Rapid One is designed for correctional facilities and other markets where the person subject to substance abuse testing is known to use a specific drug. It can also be used to enhance a Rapid Drug Screen by means of allowing screening of an additional drug. The Rapid One product line consists of the following 13 classes of drugs: cocaine, THC (marijuana), opiates (available at either 300 ng/ml or 2000 ng/ml), amphetamine, PCP, benzodiazepines, methamphetamines, barbiturates, tricyclic antidepressants, methadone, Oxycodone (a synthetic opiate found in several legitimate and effective pain medications, including OxyContin(R), but is being used by drug abusers to create a heroin-like high), MDMA (Ecstasy), an illegal designer drug, and Propoxyphene, mild narcotic analgesic structurally related to methadone that can be habit forming and therefore abused.

      RAPID TEC(R): In August 2001, we launched a new version of the Rapid One called the Rapid Tec, in which one individual drug testing strip would include the chemistry to detect more than one class of drug. The Rapid Tec is designed for those customers who require a less expensive product but still need to test for more than one drug of abuse utilizing one urine sample. In the year ended December 31, 2003, the Company developed 3 new additional versions of the Rapid Tec. The Company currently offers the following versions of the Rapid Tec:

      o     Rapid Tec-2: screens for THC and cocaine

      o     Rapid Tec-3: screens for

               THC, cocaine and methamphetamines; or

               THC, cocaine and opiates

      o     Rapid Tec-4: screens for THC, cocaine, methamphetamines
                         and opiates 300

      o     Rapid Tec-5: screens for

               THC, cocaine, opiates, amphetamines and benzodiazepines;  or

               THC, cocaine, amphetamine, PCP and opiates 2000; or

               THC, cocaine, amphetamine, PCP and opiates 300

      RAPID DRUG SCREEN SCAN-R(R): In August 2001, we introduced a software system that provides a rapid, clear and convenient method to document point of collection drug screening results. Subsequent to the launch, and prior to any sales of the Rapid Drug Screen Scan-R, and throughout the year ending December 31, 2002, we continued to make modifications to this product. Additional modifications made in 2003 resulted in a substantially different product and the original Rapid Drug Screen Scan-R product was abandoned. For more information on the new product see "Rapid Reader" on page 4.

      ORALSTAT(R): In August 2001, we signed a licensing agreement with ANSYS Technologies, Inc., to market a point of collection saliva-based test for drugs of abuse. The licensing agreement allows us to market this product to the criminal justice, workplace and drug treatment sectors. We sell this product under an ABMC-owned registered trademark of OralStat. The OralStat can simultaneously test for six classes of drugs: THC, opiates, cocaine, PCP, amphetamines and methamphetamines. Utilizing a simple saliva sample, it delivers easy-to-read positive or negative results within 10-15 minutes. The test requires no reader and no messy saliva collection or handling. Pending submission for FDA 510(k) clearance, the product is labeled and made available "for forensic use only", which means for use in legal determinations only; it is not intended or promoted for a health or medical use or purpose.

      Since its introduction, the OralStat has been increasingly accepted in the workplace/corporate markets, particularly in the temporary staffing segment. In May 2002, we entered into a contract to provide the OralStat to one of the leading providers of staffing services in the world.

      RAPID TEC CUP(TM): In July 2001, we began providing contract strip manufacturing to Starplex Scientific, Inc. As a result of this relationship, in December 2002, we entered into a private-label agreement with Starplex Scientific, Inc for its point of collection drugs of abuse self-contained cup. We adopted the trademark of Rapid Tec Cup for this product, as the strip utilized in the product is the same as in our Rapid Tec product line. Currently we offer a 5 panel cup that tests for THC, cocaine, opiates, amphetamines and PCP. We expect the Rapid Tec Cup will be useful in the Corporate/Workplace and Corrections/Government markets where a self-contained product may be required.

      RAPID READER(TM). As previously noted in the section titled "Rapid Drug Screen Scan-R", as a result of modifications to the Rapid Drug Screen Scan-R product, a new device was created, the Rapid Reader. The Rapid Reader is a compact, portable device that, when connected to any computer, captures a picture of the test results on an ABMC drug screen using a high-resolution camera. The Rapid Reader's proprietary software analyzes this image and interprets the results. The information is then sent to a data management system, which enables the user to interpret, store, transmit and print the drug test results. The Rapid Reader system can only be used to interpret and record the results of ABMC drug screens. As this product virtually eliminates human error in the interpretation and recording of drug screen results and allows secure electronic sharing and storing of test results, the Rapid Reader may alleviate concerns any potential customer may have about using point of collection drug tests. The Company does not expect sales of the Rapid Reader alone to materially impact sales, rather it will enable them to secure the business of customers that would otherwise not use a point of collection drug test thereby increasing sales of the Company's drug screens.

    CONTRACT MANUFACTURING

      Through the fiscal year ending December 31, 2003, we provided bulk strip contract manufacturing services to a number of point of collection diagnostic companies. Currently we manufacture test components for the detection of tuberculosis, drugs of abuse and HIV for 4 non-affiliated companies. We do not currently derive a significant portion of our revenues from contract manufacturing.

    OUR MARKETS

      CORPORATE/WORKPLACE

      We sell primarily in this market through our direct sales force. We also have a nationwide network of distributors and administrators of workplace drug testing programs that sell our drugs of abuse product line in this market. We believe that the market for utilization of point of collection drug screens for pre-employment and random employee testing is expanding.

      o In September 2001, the Office of National Drug Control Policy (the "ONDCP") reported that between 1992 and 1998, the overall cost of drug abuse to society increased at a rate of 5.9% annually. By 1998, the societal cost of drug abuse was $143.4 billion.

      o According to the 2002 SAMHSA National Survey on Drug Use and Health (formerly the National Household Survey on Drug Abuse), released in Sept

            2003, 74.6% of adults who use illegal drugs are employed, either full or part-time.

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

      GOVERNMENT, CORRECTIONS AND LAW ENFORCEMENT

      Our direct sales team sells our drugs of abuse screening products in this market. This market includes federal, state and county level agencies, including correctional facilities, pretrial agencies, probation, drug courts and parole departments at the federal and state levels and juvenile correctional facilities. According to the Bureau of Justice Statistics ("BOJ"), as of December 31, 2002, there were 2.03 million inmates in State or Federal prisons and local jails. Through 2002, approximately 54.7% of inmates in federal prisons were sentenced as drug offenders according to the Federal Bureau of Prisons. The BOJ also reported that as of December 31, 2002, over 4.7 million adult men and women were under Federal, State, or local probation or parole jurisdiction; approximately 3,995,200 on probation and 753,100 on parole. Almost all persons (99%) on parole or probation have one or more conditions to their sentence required by the court or probation agency including periodic drug testing and substance abuse treatment. Our products are aimed at this and other similar markets.

      REHABILITATION CENTERS

      We utilize our direct sales team and our network of distributors to sell our products in this market. This market for our products includes people in treatment for substance abuse. There is a high frequency of testing in this market. For example, in many residence programs, patients are tested each time they leave the facility and each time they return. In outpatient programs, patients are generally tested on a weekly basis.

      INTERNATIONAL MARKETS

      We sell our products primarily through distributors in this market. We have entered into distribution agreements with companies in several countries and are pursuing a course of multinational distribution of our products through both clinical and non-clinical distribution companies. As of February 2004, we had 18 distributors or customers representing 30 countries outside the United States.

      CLINICS, PHYSICIANS, AND HOSPITALS

      This market includes emergency rooms, physician offices, hospitals and clinics and rehabilitation facilities associated with hospitals. In July 2003, the Drug Abuse Warning Network ("DAWN") estimated that in 2002 there were 670,307 episodes, with an average of 1.8 drugs per episode, in emergency departments in the United States in which drugs were mentioned. Our Rapid Drug Screen nine panel test is used in this market as it provides fast and accurate results when time is critical. We are continuing to negotiate an exclusive distribution agreement with a multi-national diagnostics company focused on the clinical point of collection market.

      CONSUMER/OVER-THE-COUNTER

      Our drugs of abuse screening products are not currently available for sale in this market, as we have not yet received the necessary marketing clearance from FDA. In December 2003, FDA issued a revised draft guidance for manufacturers of drug abuse screening tests that updated two previous draft guidances published in 2000 thereby clarifying current FDA thinking for both laboratory and non-laboratory (workplace, sports, insurance, and home) tests. The Company is currently evaluating these new guidelines to determine if we will obtain the required marketing clearance to sell in this market in the future.

      EDUCATIONAL MARKET

      According to the 2003 University of Michigan Monitoring the Future study, 9.7% of 8th graders, 19.5% of 10th graders and 24.1% of 12th graders had used an illicit drug within the prior 30 days of being interviewed for the study. Furthermore, over half (51%) of young people have tried an illicit drug by the time they finish high school. We believe our products could be an integral part of helping schools test due to their ease of use and immediate, accurate results.

      In June 2002, the Supreme Court, ruled by a 5-4 vote that public middle and high schools can require drug tests for students in extracurricular activities including band, choir, and other activities without violating their privacy rights. Drug tests can be required without any suspicion of drug use, and applies to students in grades 7 through 12 who sign up for activities such as cheerleading, band, academic teams, and other extracurricular activities. Students can be tested at the start of the school year and then randomly throughout the year. It is our opinion that, with this decision, schools will be more likely to implement a drug-testing program. However, because the decision came after many schools' annual district budgeting was complete for the following year, any increased in our sales to the educational market will not be realized until fiscal year ending December 31, 2004.

      ADDITIONAL MARKETS

      We believe that the Department of Transportation ("DOT") and the federally regulated markets could be a future market for our products. Presently, the DOT market is not available to any point of collection drug of abuse testing device. Federal law requires that anyone with a commercial driving license be randomly tested for use of drugs of abuse and that certified laboratories be used in these testing situations. We believe that there is potential for growth in this market as the regulatory agencies are considering implementing new guidelines that will permit the use of point of collection drug testing devices.

    PRODUCT DISTRIBUTION

      We have a two-pronged distribution strategy that focuses both on growing business through our direct sales team and with valued third party distribution partners. We sell our products primarily through a staff of highly experienced and well-trained sales professionals with drugs of abuse testing experience. In addition we also sell through third party distribution channels.

      Our direct sales force consists of a Vice President of Sales & Marketing and 6 regional sales managers, in addition to a staff of inside sales representatives. They call on non-clinical accounts directly and support our worldwide distribution network. We also employ a marketing manager and an international marketing manager. We intend to promote our products through direct mail campaigns, selected advertising, participation at high profile trade shows, use of key point of collection advocate consultants and other marketing activities.

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

      COMPETITION

      Competition to our point of collection urine-based products comes from point of collection tests developed by companies including, but not limited to, Varian Inc., Medtox Scientific, Inc. and Biosite Diagnostics.

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

            o     ease and user-friendliness of services; and

            o     timeliness of product delivery.

      Competitors' point of collection urine tests generally use a collection or delivery method different than our point of collection urine tests. Our products do not require pipetting of the specimen, adding or mixing of reagents or other manipulation of the device by the user. Also, many of our competitors have products, which combine the testing mechanism with the collection device, which increases the potential of tampering with the testing mechanism by the person being tested. With our products, the testing mechanism is not given to the person being tested, but is held by the test administrator.

      Aside from point of collection urine tests offering immediate results, some of our competitors offer traditional laboratory testing, where a urine sample is sent to a laboratory for analysis, and hair testing where a hair sample is sent to a laboratory for analysis. These forms of drug testing are more expensive and take longer to produce results than our products.

      Other competitors to our point of collection urine tests are point of collection tests with platforms utilizing saliva instead of urine. Saliva-based drug tests have limitations relative to detection time, generally detecting traces of drugs of abuse in a 3 to 18 hour window compared to one to three days for urine-based testing. However, this shorter window of detection can be useful in some market segments, such as post-accident testing in the workplace. We market and sell a point of collection saliva-based test for drugs of abuse (the OralStat). Some of our competitors in the saliva-based testing market have been promoting their products longer and therefore, have more experience in marketing saliva-based products to the appropriate segment(s).

    MANUFACTURING

      We own a 30,000 square foot facility in Kinderhook, New York, which houses assembly and packaging of our products in addition to administration. We continue to contract-out the printing and manufacture of specimen cup components of the Rapid Drug Screen. We do not manufacture the OralStat product. In addition to manufacturing all of our own individual test strips, we manufacture the test strips in the Rapid Tec Cup product, as well as manufacturing test strips for HIV and Tuberculosis for third parties.

      We lease a 9,000 square foot R&D and production facility in Logan Township, New Jersey that houses research and development and bulk strip manufacturing.

      Our present manufacturing equipment is sufficient to produce 200,000 drug test kits per month, assuming one shift per day, five days per week. In the fiscal year ending December 31, 2003, we sold approximately 2,878,000 test kits. Our facilities in Kinderhook, New York and Logan Township, New Jersey would allow us to increase our production capacity if additional personnel are hired and more equipment is installed. We could further increase capacity with additional shifts. We expect to add additional assembly/packaging personnel and/or equipment as production needs increase. (See Item 2. Description of Property on page 16).

      We currently have approximately fifty suppliers who provide us with the raw materials necessary to manufacture our drug testing strips and our drugs of abuse screening products. (See Risk Factors beginning on page10.)

    PATENTS AND TRADEMARKS/LICENSES

      To date, we have been granted twenty patents related to the Rapid Drug Screen and/or Rapid One product lines, including four U.S. design patents and four utility patents. We currently have an additional seven United States patent applications, and five foreign patent applications pending.

      We have registered "ABM" and its logo in the United States, Canada, Chile, Mexico and Europe. We have registered the "Rapid Drug Screen" trademark in the United States, Puerto Rico, Mexico, Canada, Europe and Russia. We have also registered Rapid One and its logo, Rapid Tec and its logo, RDS and OralStat in the United States. We have additional trademark applications pending in the United States and 3 other foreign countries. There can be no assurance that the additional patents and/or trademarks will be granted or that, if granted, they will withstand challenge. (See "Risk Factors - Intellectual Property Rights" on page 13).

      In connection with the settlement of a patent infringement suit we filed against numerous parties in April 2001, we have a licensing and royalty agreement with Phamatech, Inc., under which we were paid a licensing fee and will continue to be paid a percentage of revenues on versions of the Phamatech product that infringe on our Rapid Drug Screen patent. As of the date of this report, Phamatech no longer sells the versions of their product that infringe on our Rapid Drug Screen patent.

    RESEARCH AND DEVELOPMENT

      We currently manufacture all of our individual drug testing strips. Our Research and Development, or R&D, efforts have been focused on enhancing and/or maintaining the performance and reliability of our drug testing strips. In addition, this fiscal year, our R&D team developed additional versions of the Rapid Tec, and continued the development process on contract manufacturing projects. The R&D team continues to consider the potential of a "CLUB-DRUG" panel that could be a useful tool against the latest drugs of choice, such as

Rohypnol, Ecstasy, Ketamine, Ritalin, GHB, Methamphetamines and Methaqualone. Our R&D expenditures were $639,000 for the fiscal year ending December 31, 2003 and $297,000 for the fiscal year ending December 31, 2002.

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

      Although FDA clearance is not required for non-clinical markets (such as industry and corrections), it is required for clinical markets (such as hospitals and physicians). The Company continues to explore a relationship with a multi-national diagnostics company to distribute our products in this market. When such a relationship is established, we believe that clinical markets could become a major marketplace for our drug screening products. We have received 510(k) clearance for our nine panel test. With this approval, we can offer a variety of combinations to meet customer requirements, both with our multiple panel tests and our individual Rapid One tests. In May 2003, we received 510(k) clearance to market the Rapid One Propoxyphene Test, which can also be used in our Rapid Drug Screen Nine panel test. The OralStat has not yet received 510(k) clearance from FDA and is currently available for "forensic use only".

      Furthermore, in order to sell our products in Canada after November 2003, the Company must comply with ISO13485, the International Standards Organization's Directive for Quality Systems for Medical Devices (MDD or Medical Device Directive), and in order to sell our products in the European Union after November 2003, the Company must obtain CE marking for our products (in the European Union, a "CE" mark is affixed to the product for easy identification of quality products). Collectively, these standards are similar to the U.S. Federal Regulations enforced by FDA, and are a reasonable assurance to the customer that the manufacturing of our products is conducted in a consistent manner to help ensure that quality, defect-free goods are produced. We received approval and the right to bear the CE mark on all our products on January 6, 2004, meaning that our products comply with the essential requirements of the In Vitro Diagnostic Directive 98/79/EC and may be legally marketed within the European Union and display the CE Mark. In order to prove compliance to ISO13485, the Company will be audited and its technical documentation reviewed by a Registrar approved by Canada. This audit process is expected to be completed in the first half of 2004.

    EMPLOYEES

      Currently, we have approximately 104 employees, of which 98 are full-time and 6 are part-time. None of our employees are covered by collective bargaining agreements, and we believe our relations with our employees are good.

    RISK FACTORS

WE HAVE A LIMITED OPERATING HISTORY, WHICH MAY MAKE IT DIFFICULT TO ACCURATELY FORECAST OUR FUTURE REVENUES AND OTHER OPERATING RESULTS.

      We began selling our drugs of abuse screening products in 1996 and began providing contract manufacturing services for other companies in late 2001. As a result, we have only a limited operating history upon which you may evaluate our business and prospects. Our limited operating history may make it difficult or impossible for analysts or investors to accurately forecast regarding our future revenues and other operating results and the price of our securities could decline substantially.

WE HAVE A HISTORY OF INCURRING NET LOSSES SINCE WE WERE FORMED.

      Since inception in 1992 through the transition period ended December 31, 2001, we incurred net losses. In the year ended December 31, 2003, we earned net income of $1,031,000. As of December 31, 2003, we have an accumulated deficit of $13.4 million. We expect to continue to make substantial expenditures for sales and marketing, product development and other purposes. Our ability to maintain profitability in the future will primarily depend on our ability to increase sales of our products, reduce production and other costs and successfully introduce new products and enhanced versions of our existing products into the marketplace. We cannot assure you that we will be able to increase our revenues at a rate that equals or exceeds expenditures. Our failure to do so will result in our incurring additional losses.

OUR PRODUCTS ARE SOLD IN LIMITED MARKETS AND THE FAILURE OF ANY ONE OF THEM TO ACHIEVE WIDESPREAD MARKET ACCEPTANCE WOULD SIGNIFICANTLY HARM OUR RESULTS OF OPERATION.

      We offer a number of drugs of abuse screening products that are sold in limited markets, and we currently derive most of our revenues from sales of our drugs of abuse screening product line. To attain break-even results of operations, given current levels of expenses, we must achieve approximately $3 million in quarterly revenues from our products. If our products do not achieve and maintain this level of revenue, our results of operations would be significantly harmed.

      In addition, we only began selling our drugs of abuse product line in 1996, and cannot yet predict whether they will gain further widespread market acceptance. Achieving market acceptance for our drug tests will require substantial marketing efforts and expenditure of significant funds to inform potential distributors and customers of the distinctive characteristics, benefits and advantages of our test kits. The OralStat was introduced into the forensic markets in October 2001, the Rapid Tec into the non-clinical markets in March 2002, the Rapid Tec Cup into the non-clinical markets in December 2002 and the Rapid Reader into the non-clinical markets in early 2004. We have no history upon which to base market or customer acceptance of these products. Introduction of the OralStat, Rapid Tec, Rapid Tec Cup and Rapid Reader have required, and may continue to require substantial marketing efforts and expenditure of funds.

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

IF WE FAIL TO KEEP UP WITH TECHNOLOGICAL FACTORS AND FAIL TO DEVELOP OUR PRODUCTS, WE MAY BE AT A COMPETITIVE DISADVANTAGE.

      The point of collection drug testing market is highly competitive. Several companies produce drug tests that compete directly with our drugs of abuse product line, including Varian, Inc., Biosite Diagnostics and Medtox Scientific, Inc. As new technologies become introduced into the point of collection testing market, we may be required to commit considerable additional efforts, time and resources to enhance our current product portfolio or develop new products. Our success will depend upon new products meeting targeted product costs and performance, in addition to timely introduction into the marketplace. We are subject to all of the risks inherent in product development, which could cause material delays in manufacturing.

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

      Furthermore, we rely on a number of third-parties for supply of the raw materials necessary to manufacture the test components we supply to other diagnostic companies under contract manufacturing agreements. The loss of one or more of these suppliers could suspend the strip manufacturing process and this interruption could impair our ability to perform contract manufacturing services.

WE DEPEND ON OUR RESEARCH & DEVELOPMENT ("R&D") TEAM FOR PRODUCT DEVELOPMENT AND/OR PRODUCT ENHANCEMENT.

      Product development and/or enhancement are performed by our R&D team. There can be no assurance that our R&D team can successfully develop and/or complete the enhancement of our current products and/or complete the development of new products. Furthermore, the loss of one or more members of our R&D team could result in the interruption or termination of new product development and/or current product enhancement, affecting our ability to provide new or improved products to the marketplace, which would put us at a competitive disadvantage.

OUR PRODUCTS MUST BE COST COMPETITIVE AND PERFORM TO THE SATISFACTION OF OUR CUSTOMERS.

      Cost competitiveness and satisfactory product performance are essential for success in the point of collection drug testing market. There can be no assurance that new products we may develop will meet projected price or performance objectives. Moreover, there can be no assurance that unanticipated problems will not arise with respect to technologies incorporated into our test kits or that product defects, affecting product performance, will not become apparent after commercial introduction of our additional test kits. In the event that we are required to remedy defects in any of our products after commercial introduction, the costs to us could be significant, which could have a material adverse effect on our revenues or earnings.

WE FACE SIGNIFICANT COMPETITION IN THE DRUG TESTING MARKET AND POTENTIAL TECHNOLOGICAL OBSOLESCENCE.

      We face competition from other manufacturers of drugs of abuse screening products such as Varian, Inc., Medtox Scientific, Inc. and Biosite Diagnostics. These competitors are more well known and have far greater financial resources than us. The markets for drugs of abuse screening products and related products are highly competitive. There can be no assurance that other companies will not attempt to develop or market products directly competitive with our drugs of abuse product line. We expect other companies to develop technologies or products which will compete with our products.

POSSIBLE INABILITY TO HIRE AND RETAIN QUALIFIED PERSONNEL.

      We will need additional skilled, sales and marketing, technical and production personnel to grow the business. If we fail to retain our present staff or hire additional qualified personnel our business could suffer.

WE DEPEND ON KEY PERSONNEL TO MANAGE OUR BUSINESS EFFECTIVELY.

      We are dependent on the expertise and experience of our senior management such as Keith E. Palmer, Chief Financial Officer, Martin Gould, Chief Scientific Officer and Todd Bailey, Vice President, Sales & Marketing for our future success. The loss of Messrs. Palmer, Gould and/or Bailey could negatively impact our business and results of operations. We do not maintain key man insurance for any of our management employees. Our Chief Scientific Officer and other scientific personnel are not bound by employment or non-competition agreements.

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

      We expect to devote considerable resources and management time to improving our operating and financial systems to manage our growth. Failure to accomplish any of these objectives would impede our ability to deliver products and services in a timely fashion, fulfill existing customer orders and attract and retain new customers, which impediment would have a material adverse effect on our financial condition, results of operations and cash flows.

ANY ADVERSE CHANGES IN OUR REGULATORY FRAMEWORK COULD NEGATIVELY IMPACT OUR BUSINESS.

      Approval from FDA is not currently required for the sale of our products in non-clinical markets, but is required in the clinical and over-the-counter markets. Although our drugs of abuse products have met FDA requirements for professional use, we have not obtained OTC clearance from FDA. The workplace market is one of our primary markets and if any additional FDA clearance(s) is/are required to sell in this market, this additional cost may cause us to raise the price of our products making it difficult to compete with other point of collection products or laboratory based testing, thereby negatively impacting our revenues. Furthermore, there can be no assurance that if, and when, we are required to apply for additional FDA clearances they will be granted. If such clearance(s) is/are not granted, we would be unable to sell our products in the workplace market and our revenues would be negatively impacted. Although we are currently unaware of any changes in regulatory standards related to the clinical and OTC markets, if regulatory standards were to change in the future, there can be no assurance that FDA will grant us the approvals, if and when we apply for them, required to comply with the changes.

WE RELY ON INTELLECTUAL PROPERTY RIGHTS, AND WE MAY NOT BE ABLE TO OBTAIN PATENT OR OTHER PROTECTION FOR OUR TECHNOLOGY, PRODUCTS OR SERVICES.

      We rely on a combination of patent, copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary technology, products and services. We also believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements and name recognition are essential to establishing and maintaining our technology leadership position. Our Chief Scientific Officer and other Scientific personnel are not bound by employment or non-competition agreements. Some personnel are bound by non-disclosure agreements. If personnel leave our employment, in some cases we would be required to protect our intellectual property rights pursuant to common law theories which may be less protective than provision of employment, non-competition or non-disclosure agreements.

      We seek to protect our proprietary products under trade secret and copyright laws, which afford only limited protection. We currently have a total of twenty U.S. and foreign patents relating to the Rapid Drug Screen and/or Rapid One product line. We have additional patent applications pending in the United States, and other foreign countries, related to our drugs of abuse products. We have trademark applications pending in the United States. Certain trademarks have been registered in the United States and in other foreign countries.

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

      On August 22, 2001, we issued warrants ("Private Placement Warrants"), exercisable during a 54 month period beginning February 22, 2002, to purchase 1,274,500 common shares of our stock at an exercise price of $1.05 per share in connection with the private placement of 2,549,000 shares of common stock (the 1,274,500 warrants issued in connection with the August 2001 private placement trade on the NASDAQ SmallCap Market). We also issued, on August 22, 2001, warrants, exercisable during a 54 month period beginning February 22, 2002, to purchase a total of 203,920 common shares of our stock at an exercise price of $1.20 per share, of which warrants to purchase 152,940 common shares were issued to Brean Murray & Co., Inc. as compensation for their services as placement agent and warrants to purchase 12,745 common shares were issued to Axiom Capital Management, Inc., warrants to purchase 5,735 common shares were issued to Jeffrey Goldberg, warrants to purchase 16,250 common shares were issued to Barry Zelin, and warrants to purchase 16,250 common shares were issued to David L. Jordon, each for their services as sub-agents of Brean Murray & Co., Inc.

      On November 15, 2001, we issued a warrant to purchase 20,000 common shares at an exercise price of $1.00 to Hudson River Bank & Trust Company ("HRBT") in connection with the purchase of our facility in Kinderhook, New York.

      On December 2, 2003, we issued a warrant, exercisable during a 5 year period beginning December 2, 2003, to purchase 300,000 common shares of our stock at an exercise price of $1.15 per share to Brean Murray & Co., Inc ("Brean Murray") as compensation as our financial advisor.

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

POTENTIAL ISSUANCE AND EXERCISE OF NEW OPTIONS AND EXERCISE OF OUTSTANDING OPTIONS COULD ADVERSELY AFFECT THE VALUE OF OUR SECURITIES.

      The Board of Directors of the Company has adopted four (4) Nonstatutory Stock Option Plans providing for the granting of options to employees, directors, and consultants (see Note H[2]). As of December 31, 2003, there were 4,722,084 options issued and outstanding under all four plans combined, of which 3,072,780 were exercisable. As of December 31, 2003, there were 19,000 options available for issuance under the Fiscal 2000 Plan and 1,493,500 options available for issuance under the Fiscal 2001 Plan. There are no options available for issuance under either the Fiscal 1997 Plan or the Fiscal 1998 Plan. As options expire or are cancelled under these latter two plans, they are not re-issued.

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

SUBSTANTIAL RESALE OF RESTRICTED SECURITIES MAY DEPRESS THE MARKET PRICE OF OUR SECURITIES.

      There are 4,293,155 common shares presently issued and outstanding as of the date hereof that are "restricted securities" as that term is defined under the Securities Act of 1933, as amended, (the "Securities Act") and in the future may be sold in compliance with Rule 144 of the Securities Act, or pursuant to a Registration Statement filed under the Securities Act. Rule 144 provides that a person holding restricted securities for a period of one year or more may, in any three month period, sell those securities in unsolicited brokerage transactions or in transactions with a market maker, in an amount equal to the greater of one percent of our outstanding common shares or the average weekly trading volume for the prior four weeks. Sales of unrestricted shares by affiliates of the Company are also subject to the same limitation upon the number of shares that may be sold in any three-month period. Investors should be aware that sales under Rule 144 or 144(k), or pursuant to a registration statement filed under the Act, may depress the market price of our Company's securities in any market that may develop for such shares.

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

IF WE FAIL TO MEET THE CONTINUED LISTING REQUIREMENTS OF THE NASDAQ SMALLCAP MARKET, OUR SECURITIES COULD BE DELISTED.

      Our securities are listed on the NASDAQ SmallCap Market. The NASDAQ Stock Market's Marketplace Rules impose requirements for companies listed on the NASDAQ SmallCap Market to maintain their listing status, including minimum common share bid price of $1.00, and $2,500,000 in shareholders' equity or $500,000 in net income in the last fiscal year. Although as of the date of this report our common shares are trading at, or higher than, levels of the minimum bid requirement, our common shares have traded at levels lower than the minimum bid requirement within the last twelve months.

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

      ITEM 2. DESCRIPTION OF PROPERTY

      In November 2001, we purchased our Kinderhook, New York facility and the surrounding 107 acres. We obtained a mortgage from Hudson River Bank & Trust Company ("HRBT") in the amount of $360,000, a loan in the amount of $240,000 from the New York State Business Development Corporation and a loan from the Columbia Economic Development Corporation in the amount of $120,000. On March 31, 2003 the Company sold approximately 85 acres of land at its Kinderhook headquarters for $150,000.

      On August 20, 2002, we combined a lease for 3,900 square feet of space and a lease for 5,200 square feet of space into one lease for our New Jersey facility. The total average monthly cost of the combined spaces is $5,300, which includes a base rental of $4,317 along with taxes and additional occupant costs.

      ITEM 3. LEGAL PROCEEDINGS

      None.

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

            COMMON SHARES
            -------------

            FISCAL YEAR ENDING DECEMBER 31, 2003           HIGH          LOW
            ------------------------------------           ----          ---

                 Quarter ending December 31, 2003          $1.66         $1.06
                 Quarter ending September 30, 2003         $1.40         $1.01
                 Quarter ending June 30, 2003              $1.29         $0.82
                 Quarter ending March 31, 2003             $1.28         $0.95


            FISCAL YEAR ENDING DECEMBER 31, 2002           HIGH          LOW
            ------------------------------------           ----          ---

                 Quarter ending December 31, 2002          $1.48         $0.86
                 Quarter ending September 30, 2002         $1.45         $0.89
                 Quarter ending June 30, 2002              $1.69         $0.82
                 Quarter ending March 31, 2002             $1.09         $0.77

            WARRANTS
            --------

            FISCAL YEAR ENDING DECEMBER 31, 2003           HIGH          LOW
            ------------------------------------           ----          ---

                 Quarter ending December 31, 2003          $0.90         $0.39
                 Quarter ending September 30, 2003         $0.53         $0.50
                 Quarter ending June 30, 2003              $0.63         $0.60
                 Quarter ending March 31, 2003             $0.68         $0.63


            FISCAL YEAR ENDING DECEMBER 31, 2002           HIGH          LOW
            ------------------------------------           ----          ---

                 Quarter ending December 31, 2002          $0.74         $0.46
                 Quarter ending September 30, 2002         $0.94         $0.00
                 Quarter ending June 30, 2002*             $0.00         $0.00


      * Our warrants began trading on the NASDAQ SmallCap Market on June 17, 2002; however, there was no trading activity on this security until July 18, 2002.

      As of May 4, 2004, there were approximately 4,500 holders of our securities. As of May 4, 2004 there were outstanding 21,282,268 common shares and 1,272,000 warrants. The Company has not declared any dividends on our common shares and does not expect to do so in the foreseeable future.

      On May 4, 2004, the last reported sale price for our common shares as reported on the NASDAQ SmallCap Market was $0.98 per share and the last reported sale price of our warrants was $0.36per warrant. Average daily trading volume on our common shares and warrants during the three-month period from February 4, 2004 to May 4, 2004 was approximately 133,010common shares and 14,485 warrants respectively.

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

      ABMC believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements. ABMC records estimated reductions to revenue for customer returns and allowances based on historical experience. If market conditions were to decline, ABMC may take actions to increase customer incentive offerings possibly resulting in an incremental reduction of gross margins. ABMC recognizes revenue upon shipment to customers. ABMC maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of ABMC's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. ABMC writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated fair value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. ABMC records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While ABMC has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event ABMC were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

RESULTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2003 AS COMPARED TO THE TWELVE MONTHS ENDED DECEMBER 31, 2002

      Net sales were $12.5 million for the twelve months ended December 31, 2003 as compared to $10.3 million for the twelve months ended December 31, 2002, representing an increase of $2.2 million or 21%. The Company's stated strategy of focusing its resources in direct sales efforts continued in 2003. Direct sales efforts grew steadily representing 59% of revenues in 2003 compared to 54% in 2002. Continued growth in direct, telemarketing and international sales more than offset the decline in distributor sales for the year. During the twelve months ended December 31, 2003, the Company continued its program to market and distribute its primary product, the Rapid Drug Screen, together with its saliva test (OralStat) and its Rapid Tec series.

      The Company continued its focus on its core business, the sale of the Rapid Drug Screen and other drugs of abuse test kits, and continued research and development of diagnostic tests or components using immunoassay technology to diversify its product line into the areas of veterinary medicine, mycotoxin detection, tuberculosis and HIV testing.

      Cost of goods sold for the twelve months ended December 31, 2003 was $5.5 million or 44% of net sales as compared to $4.5 million or 43% of net sales for the twelve months ended December 31, 2002. Costs of raw materials, labor and overhead associated with manufacturing have increased moderately during the twelve months ended December 31, 2003 but pricing has remained relatively consistent to allow the Company to be competitive in the marketplace.

      While revenues increased 21% in the twelve months ended December 31, 2003, research and development costs more than doubled to $639,000 compared to $297,000 in 2002 or a 115% increase, selling and marketing expenses increased $427,000 or 18%, and general and administrative costs increased $272,000 or 11%. Total operating expenses were

$6.1 million or 49% of net sales for the twelve months ended December 31, 2003 compared to $5.1 million or 49% of net sales for the twelve months ended December 31, 2002.

      Other income was comprised of an insurance settlement received relating to damage to an HVAC unit at the Kinderhook facility and the reversal of a royalty accrual resulting from an agreement reached with a manufacturing partner. Both amounts are non-recurring.

RESEARCH AND DEVELOPMENT

      Research and development ("R&D") expenses for the twelve months ended December 31, 2003 were $639,000 or 5% of net sales compared to $297,000 or 3% of net sales for the twelve months ended December 31, 2002. The increase in expense and associated percentage of net sales is due primarily to salaries and wages and related costs resulting from the addition of a senior director of R&D and an R&D Technician hired in early 2003 for the purpose of focusing on several new product developments.

SELLING AND MARKETING

      Selling and marketing expense was $2.8 million for 2003 compared to $2.4 million in 2002 representing an increase of $400,000. This is primarily due to increased commissions resulting from the 21% increase in sales in 2003 as well as increases in travel and entertainment, marketing and promotion and trade show expenses.

GENERAL AND ADMINISTRATIVE

      General and administrative expense increased $272,000 to $2.7 million in the twelve months of 2003 compared to the same period in 2002. Driving this increase in expense were increases in costs for all types of insurance, accounting fees, outside service fees relating to information technology and technical support, non-cash compensation stemming from two transactions with a current employee and a former employee, quality assurance increases due to additional personnel, and an increase in bad debt expense. Offsetting these increases were savings in legal fees, consulting fees, and telephone expense.

      Management believes that the amount of research and development, selling and marketing costs and general and administrative costs may increase as the Company creates the necessary infrastructure to promote the achievement of the Company's worldwide drug test marketing and sales goals, furthers its penetration of the direct sales market and leverages new product initiatives.

LIQUIDITY AND CAPITAL RESOURCES AS OF DECEMBER 31, 2003

      The Company's cash requirements depend on numerous factors, including product development activities, penetration of the direct sales market, market acceptance of its new products, and effective management of inventory levels in response to sales forecasts. The Company expects to devote capital resources to continue its product development, expand manufacturing capacity and continue research and development activities. The Company will examine other growth opportunities including strategic alliances and expects such activities will be funded from existing cash and cash equivalents, issuance of additional equity or additional borrowings, subject to market and other conditions. The Company believes that its current cash balances, and cash generated from future operations will be sufficient to fund operations for the next twelve months. If cash generated from operations is not sufficient to satisfy the Company's working capital and capital expenditure requirements, the Company may be required to sell additional equity or obtain additional credit facilities. There is no assurance that such financing will be available or that the Company will be able to complete financing on satisfactory terms, if at all.

      The Company has working capital of $4.0 million at December 31, 2003, as compared to $2.6 million at December 31, 2002. The Company has historically satisfied its net working capital requirements through cash with proceeds from private placements of equity securities with institutional investors. In 2003, the Company generated $684,000 from operations compared to net cash used in operations of $400,000 in 2002. The Company has never paid any dividends on its common shares and anticipates that all future earnings, if any, will be retained for use in the Company's business.

      At December 31, 2003 and 2002, the Company had cash and cash equivalents of $942,000 and $231,000, respectively. In addition the Company has a $350,000 revolving line of credit bearing an interest rate of prime plus 1.75% secured by its accounts receivable. At December 31, 2003, the Company had no outstanding balance on this line of credit.

      The following table lists the future payments required on debt and any other contractual obligations of the Company:

             ---------------------------------------------------------------
                                    FUTURE DEBT PAYMENTS
             -------------------------------- ------------------------------
             <1 year                          180,000
             -------------------------------- ------------------------------
             1-3 years                        249,000
             -------------------------------- ------------------------------
             4-5 years                        180,000
             -------------------------------- ------------------------------
             > 5 years                        799,000
             -------------------------------- ------------------------------


      The Company received proceeds totaling $279,000 from the sale of 225,000 shares of treasury stock during the twelve months ended December 31, 2003. There are no shares held in treasury stock as of December 31, 2003.

      During the year ended December 31, 2003, the Company sold approximately 85 acres of land at its Kinderhook facility for $150,000 to a third party, recognizing a gain on the sale of $30,000.

      The Company's primary expected short-term capital and working capital needs are: to make improvements to its manufacturing and production capabilities, maintenance of adequate inventory levels to support expected sales, continued support of its research and development programs, seeking new distribution opportunities and focusing sales efforts on high potential sectors of the drugs of abuse testing market.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

      In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities". In December 2003, the FASB issued a revision to FIN 46 to clarify some of the provisions of FIN 46, and to exempt certain entities from its requirements. FIN 46 gives guidance that determines whether consolidation of a Variable Interest Equity is required. FIN 46 is effective now for certain Special Purpose Entity relationships and for all other entity relationships after March 15, 2004. The Company does not expect the adoption of FIN 46 to have a material effect on its financial statements.

      ITEM 7. FINANCIAL STATEMENTS

      The Company's Financial Statements are set forth beginning on page F-1.

      ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

      ITEM 8A. CONTROLS AND PROCEDURES

      On February 27, 2004, American Bio Medica Corporation carried out an evaluation, under the supervision and with the participation of the Chief Financial Officer and the President, to evaluate the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")). Based on that evaluation, the Chief Financial Officer and the President have concluded that American Bio Medica Corporation's disclosure controls and procedures as of December 31, 2003, are effective for recording, processing, summarizing, and reporting information that is required to be disclosed in their reports under the Exchange Act, as amended, within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms.

      There were no changes in American Bio Medica Corporation's internal controls over financial reporting during the fourth quarter that have materially affected, or are reasonably likely to materially affect, American Bio Medica Corporation's internal control over financial reporting. However, due to the small size of the accounting department there is an absence of appropriate segregation of duties at December 31, 2003. During the first quarter of 2004, the Company hired a controller.

PART III

      ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      The following table sets forth the names, ages, positions/offices held, the term of the positions/offices held of our directors, executive officers, and senior management.

                     NAME              AGE              POSITION/OFFICE                            SERVED SINCE
                     ----              ---              ---------------                            ------------
Stan Cipkowski(1)                       55     Director                                                1986

Edmund Jaskiewicz(1),(2)                80     President/Director                                      1992

Martin R. Gould(3)                      52     CSO, Exec Vice Pres., Technology                        1998

Donal V. Carroll                        56     Director                                                2003

Keith E. Palmer                         43     CFO, Exec. Vice Pres. Finance, Treasurer                2000

Richard P. Koskey(1)                    64     Director                                                2003

Daniel W. Kollin(1)(4)                  62     Director                                                2004

Anthony Costantino(1)(5)                44     Director                                             Nominated

Todd Bailey(6)                          33     Vice President, Sales & Marketing                       2001

Dr. Henry J. Wells, Ph.D.               73     Vice President, Product Development                     1998


      (1)   Nominee for election to the Board of Directors.

      (2)   Mr. Jaskiewicz was appointed President on September 5, 2003.

      (3)   Mr.  Gould was  appointed  Executive  Vice  President on October 23,
            2003.

      (4) Mr. Kollin previously served on the Board of Directors from February 2003 until September 2003 and was reappointed in January 2004.

      (5) Dr. Costantino previously served on the Company's Science Advisory Board from April 1998 until November 2003.

      (6) Mr. Bailey was appointed Vice President, Sales & Marketing on September 29, 2003.

      STAN CIPKOWSKI founded our predecessor in 1982. He has been a member of our Board of Directors since our incorporation in April 1986 and was one of our executive officers until July 2003, and is currently an employee of the Company. He reorganized the Company as American Bio Medica Corporation in 1992 and is the inventor of the Rapid Drug Screen(R). From 1982 to 1986, he was sole proprietor of American Micro Media, our predecessor, which was acquired by the Company. In addition, from 1983 to 1987, Mr. Cipkowski was a general partner of Florida Micro Media, a Fort Lauderdale-based marketer of educational software and was a principal shareholder and Chief Financial Officer of Southeast Communications Group, Inc., a publisher of direct response media. In 1982, he was a consultant to Dialogue Systems, Inc., a New York-based developer of training and communications materials, where he served as Vice-President of Sales and Marketing. From 1977 to 1982, Mr. Cipkowski was employed by Prentice-Hall Publishing Company, reaching the position of National Sales Manager. Prior to 1977 he was employed as an accountant for the New Seabury Corporation and as Mid-West Area Manager for the Howard Johnson Company. Mr. Cipkowski attended Mater Christi Seminary and St. Louis University from 1965 to 1969. Mr. Cipkowski is currently a member of the Board of Directors of Premier Mortgage Resources, Inc. (OTCPK: PMRS.PK)

      EDMUND JASKIEWICZ has been one of our directors since 1992 and was appointed President in September 2003. Mr. Jaskiewicz is a lawyer-engineer. He has practiced international patent and corporate law as a sole practitioner since 1963, and served as our Chairman of the Board of Directors from 1992 until 1999. From 1953 to 1963, Mr. Jaskiewicz was associated with Toulmin and Toulmin, Attorneys-at-Law, Washington, D.C. From 1960 to 1962, he resided in Frankfurt, Germany managing that firm's local office. From 1952 to 1953 he was with the Patent Section of the Bureau of Ordinance of the Department of the Navy working on patent infringement and licensing matters. He received his J.D. in 1952 from George Washington University Law School and his B.S. in Engineering from the University of Connecticut in 1947.

      MARTIN GOULD joined us in 1998. He was appointed our Executive Vice President, Technology in 2003 and currently also services as our Chief Science Officer (he was promoted to Chief Scientific Officer in 2002). Prior to becoming our CSO, he was our Vice President of Technology. Mr. Gould is a biomedical scientist with more than 30 years of experience in the diagnostic and chemical fields. He has an extensive background in research and development, manufacturing, quality control/assurance, as well as business development and sales and marketing. His experience is in the areas of clinical chemistry, serology, immunology, hematology, dyes and stains, chromatography, reagent chemical and food diagnostics, specifically rapid microbiological testing. From 1973 to 1987, Mr. Gould worked for E. Merck, Inc. in various positions of increasing responsibilities within the product management, research and development, and quality assurance/control departments. In 1987, he founded Ampcor Diagnostics, Inc., which he grew until 1994 when it was acquired by Neogen Corp. (NASDAQ:NEOG). Mr. Gould continued to serve as Vice President and General Manager of Neogen Corp. until 1997. Mr. Gould was an independent consultant after leaving Neogen Corp. in 1997 until joining us in 1998. Mr. Gould is an accomplished researcher with numerous publications in a variety of fields, including rapid immunoassay tests to detect food pathogens such as e-coli, salmonella, listeria, shigella, and campylobacter. Mr. Gould established a patent in composition for stabilization of diagnostics reagents, three separate patents for immunoassay diagnostics kits, as well as a patent concerning a growth media that resuscitates injured bacteria, such as salmonella, that was recently issued. Mr. Gould received a Masters in Biomedical Science and Biomedical Engineering from Drexel University in 1982, and a BS degree from Delaware Valley College in 1973.

      DONAL V. CARROLL was appointed to our Board of Directors in June 2003 will serve as a member of the Board until June 2004. He was appointed CEO in October 2003 and subsequently removed from the office in January 2004. Mr. Carroll has founded and developed several finance and wholesale merchandising companies during the past 30 years. Mr. Carroll graduated from University College of Dublin with a degree in law.

      KEITH E. PALMER joined us in October 2000 as our Vice President, Finance, Chief Financial Officer and Treasurer and will serve as a member of our Board of Directors from October 2003 until June 2004. He is a Certified Public Accountant with over 20 years experience in accounting, finance, strategic planning, and merger and acquisitions. From 1998 until joining us, Mr. Palmer was Director of Finance and Controller of Matthew Bender, a division of Lexis Publishing, a legal publisher. At Matthew Bender he was responsible for management of financial reporting and analysis, accounting and control, strategic planning and numerous Finance and Operational integration efforts. From 1993 until 1998, he was the Director of Finance & Controller for Matthew Bender & Company, Inc., a wholly owned subsidiary of the Times Mirror Corp. During that time he spearheaded the acquisition and/or integration, and assumed responsibility for financial reporting and analysis, of four businesses, including Shepard's, a legal citations publisher in Colorado Springs, Co., Capsoft, an electronic legal forms software firm in Provo, Utah, Mosby Medical Publishing in St. Louis, Missouri, and Michie, a legal publisher in Charlottesville, VA. In addition to integrating financial and operational functions, Mr. Palmer assisted on the integration and implementations of several financial, manufacturing and fulfillment systems, during this time. Prior to joining Matthew Bender, he was a Vice President of Marine Midland Bank, a commercial bank, and from 1983 until 1987, he was an auditor and senior consultant at the public accounting firm of Ernst & Whinney. Palmer received his MBA in Finance from Sage Colleges in 1995 and his BBA in Accounting from Siena College in 1983.

      RICHARD P. KOSKEY was appointed to our Board of Directors in October 2003. Mr. Koskey brings over 30 years of financial experience as a Certified Public Accountant. Since, 1975, he has been a managing principal of Pattison, Koskey, Howe & Bucci, P.C., a regional accounting firm. Mr. Koskey received his B.A. from Duke University in 1963. He also serves on the Board of Directors of Hudson River Bank & Trust (NASDAQ:HRBT).

      DANIEL W. KOLLIN was re-appointed to our Board of Directors in January 2004. He previously served on our Board of Directors from February 2003 until he resigned in September 2003. Since 1990, Mr. Kollin has been Managing Director of BioMed Capital Group, Ltd. He has over 20 years experience in investment banking, venture capital and corporate management. Prior to joining BioMed
Capital Group, Mr. Kollin was Vice President, Health Care Group for Prudential-Bache Capital Funding from 1987 to 1990. Prior to 1987, Mr. Kollin was a partner of Whale Securities Corp. He received his MBA from The Wharton School of The University of Pennsylvania. He currently serves on the Board of Directors of IsoTis Orthobiologics (TORONTO:ISO).

      ANTHONY G. COSTANTINO, PH.D. Dr. Costantino is a nominee for our Board if Directors. Since September 2002, he has served as Vice President, Laboratory Operations for National Medical Services, Inc. From September 1991 until August 2002, he held various positions within American Medical Laboratories, Inc., with the most recent being Sr. Vice President and Director until August 2002. Dr. Costantino received his Ph.D., in Forensic Toxicology from the University of Maryland, School of Medicine in 1991, his M.S. in Pharmacology/Toxicology, from Duquesne University in 1984 and his B.S. in Pharmacy from Duquesne University in 1983. Dr. Costantino sits on the Board of Directors of the Society of Forensic Toxicology. He has authored and co-authored a number of publications, abstracts and presentations in the clinical chemistry and toxicology fields since 1986 through the present.

      TODD BAILEY joined us in April 2001 as a Director of Business Development and subsequently promoted to Director of National Accounts. In September 2003, he was appointed Vice President of Sales & Marketing. Prior to joining us, Mr. Bailey was Substance Abuse Account Manager for Roche Diagnostics Corporation where he was responsible for territory sales of point-of-collection tests for drugs of abuse to Fortune 500 manufacturers and state agencies. From March 1994 through July 1999, he held various sales and management positions with Paxar, Hunt-Wesson, and Frito-Lay Inc. Mr. Bailey received a B.S. in communications from St. Cloud University in 1994.

      HENRY J. WELLS, PH.D. joined us as a contract chemist in 1995. In 1998 he became a full-time employee as our Vice President of Product Development. From 1990 to 1998, Dr. Wells worked as a contract chemist with the title of Vice President Science and Technology for New Horizons Diagnostics, Inc. where he adapted immuno-chemical technologies for detection of infectious diseases. From 1989 to 1990, he was director of production for Espro, Inc., a producer of in-vivo pesticides. From 1985 to 1989, Dr. Wells was Vice President Science and Technology for Keystone Diagnostics, Inc. From 1984 to 1985, he was Director of Research and Development for Hill-Wells Research Corporation, a developer of diagnostics products. From 1981 to 1984, he was Vice President Research and Development of Hematec Corporation. From 1979 to 1981, Dr. Wells was Director of Biochemistry for Helena Laboratories. From 1973 to 1979, he was Manager of Chemical Chemistry at Smith Kline Diagnostics. Dr. Wells earned his Ph.D. in Biochemistry from the University of Pittsburgh in 1966, his M.A. from University of Pennsylvania in 1972 (honorary) and his B.S. in Chemistry from the University of Pittsburgh in 1958.

AUDIT COMMITTEE/AUDIT COMMITTEE FINANCIAL EXPERT

      The Company has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(a) of the Exchange Act. The Company's Audit Committee is presently comprised of Richard P. Koskey and Daniel
W. Kollin, both of whom are independent as defined in the applicable rules of the Nasdaq Small Cap Market. The Board has determined that Mr. Koskey is a financial expert as the term is defined under Item 401(e)(1) of Regulation S-B.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the 1934 Act requires the Company's executive officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Executive officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

      Based solely on a review of the copies of such forms furnished to the Company as of the date of this report, in January 2004 Donal V. Carroll, the Company's former CEO and a current Director, failed to file a Form 4, containing one transaction, with the SEC on a timely basis. Based solely upon the copies of such forms furnished to the Company, as of the date of this report, Mr. Carroll has still failed to file this report.

      Based upon this same review of copies of such forms furnished to the Company, as of the date of this report, all other executive officers, directors and greater than ten percent beneficial holders have complied with all Section 16(a) requirements.

CODE OF ETHICS

      The Company has adopted a code of ethics that applies to all employees, including but not limited to the principal executive officer, principal financial officer, principal financial officer or controller, or person performing similar functions. A copy of the company's Code of Ethics can be found on its website located at WWW.ABMC.COM, under the section title "Corporate", "Governance".

    ITEM 10. EXECUTIVE COMPENSATION

      The following table sets forth for fiscal years ended December 31, 2003 and December 31, 2002, the compensation paid by the Company to its Chief Executive Officer(s) and any other executive officers who earned in excess of $100,000 (the "Named Officers") based on salary and bonus.

                                                               SUMMARY COMPENSATION TABLE
                                                               --------------------------

                                                                                                            Long Term Compensation
                                                                     Annual Compensation                           Awards
                                                                                           Other Annual      Securities Underlying
Name and Principal Position                 Year           Salary ($)       Bonus ($)     Compensation ($)      Options/SARs (#)
------------------------------------------------------------------------------------------------------------------------------------
Keith E. Palmer                            12/31/03      $135,000(1)      $10,000        $        0              50,000
Chief Financial Officer                    12/31/02      $124,615(2)      $     0        $    3,750(3)          --------
Executive Vice President Finance
------------------------------------------------------------------------------------------------------------------------------------
Douglas Casterlin(4)                       12/31/03      $145,384(5)      $10,000        $        0             -------
Executive Vice-President Operations        12/31/02      $140,000         $     0        $    5,250(3)          -------
------------------------------------------------------------------------------------------------------------------------------------
Martin R. Gould(6)                         12/31/03      $109,154(7)      $     0        $        0             150,000
Chief Science Officer
Executive Vice President Technology
------------------------------------------------------------------------------------------------------------------------------------
Stan Cipkowski(8)                          12/31/03      $186,923(9)      $     0        $        0             -------
Executive Vice President                   12/31/02      $190,764         $     0        $   45,000(10)         300,000
------------------------------------------------------------------------------------------------------------------------------------
Donal V. Carroll(11)                       12/31/03      $ 32,000(12)     $     0        $    3,000(13)         329,000
Chief Executive Officer
------------------------------------------------------------------------------------------------------------------------------------
Gerald A. Moore(14)                        12/31/03      $170,000(15)     $10,000        $    7,500(3)           75,000(16)
Chief Executive Officer                    12/31/02      $165,000(17)     $     0        $   18,000(18)         810,000(16)
------------------------------------------------------------------------------------------------------------------------------------
Robert L. Aromando(19)                     12/31/02      $ 17,294(20)     $     0          --------             -------
Chief Executive Officer
------------------------------------------------------------------------------------------------------------------------------------


(1) Mr. Palmer's actual annual salary in 2003 was $130,000. The additional amount in this figure is due to timing of pay periods within the year.

(2) In July 2002, Mr. Palmer's annual salary was increased to $130,000 from $120,000.

(3)   Car allowance.

(4) Mr. Casterlin subsequently resigned as the Company's Executive Vice President in January 2004.

(5) Mr. Casterlin's actual annual salary in 2003 was $140,000. The additional amount in this figure is due to timing of pay periods within the year.

(6)   Mr. Gould was appointed Executive Vice President in October 2003.

(7) Mr. Gould's actual annual salary through August 2003 was $102,000. It was increased in September 2003 to $114,000.

(8) Mr. Cipkowski resigned from his position of Executive Vice President in July 2003.

(9) Mr. Cipkowski's actual annual salary is $180,000. The additional amount in this figure is due to timing of pay periods within the year.

(10) Includes a car allowance of $3,000 and the forgiveness of accrued interest on a loan provided to Mr. Cipkowski by the Company, of $42,000 (See "Certain Relationships and Related Transactions").

(11) Mr. Carroll was appointed CEO in October 2003 and subsequently removed from the position of CEO in January 2004.

(12) The Company has not yet paid this amount to Mr. Carroll however it has been accrued on the books of the Company.

(13) This amount is for Mr. Carroll's attendance at meetings of the Board of Directors as an independent board member, before he was appointed CEO.

(14) Mr. Moore resigned as the Company's Chairman, President and CEO in September 2003 and was paid for his services through August 2003.

(15) Mr. Moore's actual annual salary in 2003 was $180,000. Mr. Moore was paid through August 2003. This amount also includes $50,000 that was paid to Mr. Moore in 2003 for a portion of his 2002 salary that was deferred.

(16) These option grants were subsequently cancelled by the company in September 2003.

(17) Mr. Moore's actual annual salary was $180,000 in 2002. $50,000 of Mr. Moore's salary in 2002 was deferred upon mutual agreement with the Company. (see footnote 15), therefore actual salary payments to Mr. Moore in 2002 were $115,000.

(18) Other compensation consists of $15,000 Mr. Moore received as compensation for his services as interim President & CEO for the month of January 2002 and $3,000 in a car allowance.

(19)  Mr. Aromando resigned as the Company's President & CEO in January 2002.

(20) Mr. Aromando was paid as the Company's President & CEO through January 2003 in connection with his severance agreement.

OPTION GRANTS IN FISCAL YEAR ENDED DECEMBER 31, 2003

The following table sets forth information concerning the grant of stock options to the named executive officers during the fiscal year ended December 31, 2003.

                                                        INDIVIDUAL GRANTS

                                                                                                  POTENTIAL REALIZABLE
                                                                                                    VALUE AT ASSUMED
                                                     % OF TOTAL                                      ANNUAL RATES OF
                                                      OPTIONS                                         STOCK PRICE
                                NUMBER OF SHARES     GRANTED TO   EXERCISE                            APPRECIATION
                               UNDERLYING OPTIONS    EMPLOYEES    PRICE PER    EXPIRATION           FOR OPTION TERM(1)
  NAME                             GRANTED           IN YEAR(2)    SHARE          DATE              5%             10%
---------------------------------------------------------------------------------------------------------------------------
Gerald A. Moore(3)                  75,000(4)           7.0%     $     1.04     4/23/13(5)     $   48,750     $  124,500

Stan Cipkowski(6)                        0                0%             --             --             --             --

Douglas Casterlin(7)                     0                0%             --             --             --             --

Keith E. Palmer                     50,000(8)           4.6%     $     1.04        4/23/13     $   32,500     $   83,000

Donal V. Carroll(9)                 29,000(10)          2.7%     $     1.03        6/30/13     $   18,850     $   47,560
                                   300,000(11)         27.8%     $     1.15       10/23/13     $  216,000     $  549,000

Martin R. Gould(12)                100,000)             9.3%     $     1.02        4/22/13     $   64,000     $  163,000
                                    50,000[13]          4.6%     $     1.04        4/23/13     $   32,500     $   83,000

(1) Potential realizable value is based on an assumption that the price of the common shares appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the option term. These numbers are calculated based on the requirements of the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price performance.

(2) The Company granted options representing 1,078,500 common shares to employees in the year end December 31, 2003.

(3) Mr. Moore resigned as the Company's Chairman, President & CEO on September 5, 2003.

(4) Option grants vested over 4 years (i.e. 25% each year on the anniversary of the grant date of 4/24/03).

(5)   Option grant was subsequently cancelled by the Company on 9/11/03.

(6)   Mr. Cipkowski resigned as Executive Vice President on July 1, 2003.

(7)   Mr. Casterlin resigned as Executive Vice President on January 30, 2004.

(8)   Option grant vests over 4 years (i.e. 25% each anniversary of 4/23/03).

(9)   Mr. Carroll was removed from the office of CEO on January 21, 2004.

(10) Option granted in connection with Mr. Carroll's services as a member of the Board of Directors. Option grant vests 100% on the 1 year anniversary of June 30, 2003.

(11) Entire option grant was subsequently cancelled by the Company upon Mr. Carroll's removal as CEO.

(12)  Mr. Gould was appointed Executive Vice President, Technology on 10/23/03.

(13)  Option grant vests over 4 years (i.e. 25% each anniversary of 4/23/03).


AGGREGATED OPTION EXERCISE IN THE FISCAL YEAR ENDED DECEMBER 31, 2003 AND FISCAL YEAR-END OPTION VALUES

The following table sets forth information concerning the exercise of stock options during the fiscal year ended December 31, 2003 by the named executive officers, and their options outstanding at fiscal year end.

              AGGREGATE OPTION/SAR EXERCISES IN FISCAL YEAR AND TP-END OPTION/SAR VALUES

                           Shares Acquired on    Value Realized       Number of Securities Underlying
     Name                      Exercise (#)           ($)          Unexercised Options/SARs at FY-End (#)
                                                                     Exercisable        Unexercisable
------------------------------------------------------------------------------------------------------------
  Gerald A. Moore(2)               0                  $ 0            -----------(3)      -----------(3)

  Stan Cipkowski(4)                0                  $ 0                587,500             251,000

  Douglas Casterlin(4)             0                  $ 0                275,000              25,000

  Keith E. Palmer                  0                  $ 0                 50,000             100,000

  Donal V. Carroll(6)              0                  $0                       0           329,000(7)

  Martin R. Gould(9)               0                  $0                 145,000             215,000


AGGREGATE OPTION/SAR EXERCISES IN FISCAL YEAR AND TP-END OPTION/SAR VALUES

                              Value of Unexercised In-the Money
     Name                        Options/SARs at FY-End ($)(1)
                                Exercisable       Unexercisable
-------------------------------------------------------------------
  Gerald A. Moore(2)             ---------         ---------

  Stan Cipkowski(4)              $ 77,850          $ 127,150

  Douglas Casterlin(4)           $ 15,000          $   15,000

  Keith E. Palmer                $ 30,000          $   55,000

  Donal V. Carroll(6)            $      0          $ 131,790(8)

  Martin R. Gould(9)             $ 14,350          $ 113,250

      (1) Value of Unexercised In-The-Money Options at Fiscal Year End is calculated by using the high sale price of the common shares on December 31, 2003, which was $1.54, less the exercise price of the in-the-money exercisable options which is then multiplied by the number of common shares covered under the option(s).

      (2) Mr. Moore resigned as Chairman, President & CEO on September 5, 2003.

      (3) Any and all options previously granted to Mr. Moore in both his role as a Director and Chairman, President & CEO were cancelled by the Company. (i.e. 615,000 were cancelled on 9/11/03 and 473,000 were cancelled on 12/3/03).

      (4) Mr. Cipkowski resigned as Executive Vice President on July 1, 2003.

      (5) Mr. Casterlin resigned as Executive Vice President on January 30, 2004

      (6) Mr. Carroll was removed from the office of CEO on January 21, 2004.

      (7) Of this amount, 300,000 were subsequently cancelled by the Company on January 30, 2004 as a result o of Mr. Carroll's removal as CEO.

      (8) Of this amount, $117,000 is related to the 300,000 options that were cancelled by the Company on January 30, 2004 as a result of Mr. Carroll's removal as CEO.

      (9) Mr. Gould was appointed Executive Vice President, Technology on October 23, 2003.

      ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

      As of May 3, 2004, there were 21,282,268 common shares outstanding of which 21,282,268 common shares are entitled to vote at the Annual Meeting. Each Common Share is entitled to one vote on each of the matters to be voted on at the Annual Meeting. The following table sets forth, as of May 3, 2004, the beneficial ownership of the Company's common shares by (i) each director, (ii) each nominee for director,
(iii) each of the executive  officers named in the Summary  Compensation  Table;
(iv) all directors and executive officers of the Company as a group; and (v) each shareholder, known to management of the Company, to beneficially own more than five percent (5%) of the outstanding common shares.

      The number and percentage of shares beneficially owned is determined under the rules of the U.S. Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days after May 3, 2004, through the exercise of any stock option, exchange of Exchangeable Shares or other right. Unless otherwise indicated, each person has sole voting and investment power (or shares such powers with his or her spouse) with respect to the shares shown as beneficially owned.

                                NAME AND ADDRESS                    NUMBER OF SECURITIES
 TITLE OF CLASS                OF BENEFICIAL OWNER                   BENEFICIALLY OWNED*          PERCENT OF CLASS
---------------------------------------------------------------------------------------------------------------------
     Common           Edmund Jaskiewicz
                      1730 M Street, NW, Suite 400
                      Washington, DC 20036                              2,068,155(1)                   9.7 %
---------------------------------------------------------------------------------------------------------------------
     Common           Stan Cipkowski
                      122 Smith Road
                      Kinderhook, NY 12106                              2,105,500(2)                   9.6 %
---------------------------------------------------------------------------------------------------------------------
     Common           Douglas Casterlin
                      122 Smith Road
                      Kinderhook, NY 12106                               402,000(3)                     1.9%
---------------------------------------------------------------------------------------------------------------------
     Common           Martin R. Gould
                      122 Smith Road
                      Kinderhook, NY 12106                              287,500(4)                     1.3%
---------------------------------------------------------------------------------------------------------------------
     Common           Donal V. Carroll
                      1 Palace Pier Court, Suite 303
                      Toronto, Ontario
                      Canada M8V 3W9                                   172,265(5)                       **
---------------------------------------------------------------------------------------------------------------------
     Common           Keith E. Palmer
                      122 Smith Road
                      Kinderhook, NY 12106                              125,000(6)                      **
---------------------------------------------------------------------------------------------------------------------
     Common           Richard P. Koskey
                      502 Union Street
                      Hudson, NY 12534                                  10,000                          **
---------------------------------------------------------------------------------------------------------------------
     Common           Daniel W. Kollin
                      C/O 122 Smith Road
                      Kinderhook, NY 12106                               19,750(7)                      **
---------------------------------------------------------------------------------------------------------------------
     Common           Anthony G Costantino
                      C/O 122 Smith Road
                      Kinderhook, New York 12106                         6,000(8)                       **
---------------------------------------------------------------------------------------------------------------------
     Common           Directors and Executive Officers
                      as a group (11 persons)                           5,196,170(9)                   22.8%
---------------------------------------------------------------------------------------------------------------------

------------------

*     The number of shares noted for each  individual is based upon  information
      obtained   from  their  Section  16(a)  filings  with  the  United  States
      Securities and Exchange Commission.

**    Less than one percent (1%).

(1) Includes 151,500 common shares subject to stock options exercisable within 60 days of May 3, 2004.

(2) Includes 612,500 common shares subject to stock options exercisable within 60 days of May 3, 2004.

(3) Includes 287,500 common shares subject to stock options exercisable within 60 days of May 3, 2004.

(4) Includes 282,500 common shares subject to stock options exercisable within 60 days of May 3, 2004.

(5) Includes 29,000 common shares subject to stock options exercisable within 60 days of May 3, 2004.

(6) Includes 87,500 common shares subject to stock options exercisable within 60 days of May 3, 2004 and 12,500 common shares subject to warrants exercisable within 60 days of May 3, 2004.

(7) Includes 19,750 common shares subject to stock options exercisable within 60 days of May 3, 2004.

(8) Includes 6,000 common shares subject to stock options exercisable within 60 days of May 3, 2004.

(9) Includes an aggregate of 1,488,750 common shares subject to stock options or warrants exercisable within 60 days of May 3, 2004.

      ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      During the fiscal year ended December 31, 2003, the Company paid an aggregate of $63,000 in fees to Edmund Jaskiewicz, the Company's President and a member of the Board of Directors, in consideration of his services as patent and trademark counsel to the Company.

      During fiscal 1999, 2000 and the first quarter of fiscal 2001, the Company advanced funds to Stan Cipkowski, the Company's former President and one of its directors. Mr. Cipkowski was the Company's Chairman of the Board and Chief Executive Officer until January 2001 and an Executive Vice President of the Company until July 2003. These advances were partially evidenced by a note and beared interest at the rate of 11.5% per annum. The loan was payable on demand. Each quarter, interest accrued on the loan was added to the outstanding principal balance of the loan. Mr. Cipkowski pledged 1,000,000 of the Company's common shares to the Company as collateral. On November 30, 2000, the Company's Board of Directors and Mr. Cipkowski agreed to a structured repayment of this loan through the regular periodic redemption by the Company of common shares owned by Mr. Cipkowski. Under the program, Mr. Cipkowski redeemed at least 25,000 common shares, after the release of financial results each quarter, with the value determined by the closing price of the common shares on the second business day following the release of the quarterly or annual financial results. Mr. Cipkowski also retained the right to redeem a greater number of common shares each quarter. In October 2002, the Board of Directors agreed to accept 200,000 shares of stock from Mr. Cipkowski in full satisfaction of the then outstanding loan balance of $248,000. The closing stock price on the date of surrender was $1.03 resulting in the forgiveness of accrued interest totaling $42,000, including $30,000 in 2002 and $12,000 from prior periods. During the fiscal 2002 the Company sold 175,000 treasury shares for $235,000. The remaining 225,000 shares surrendered were sold in fiscal 2003 for $280,000. The Company does not intend to make any additional loans to Mr. Cipkowski.

      During the fiscal year ended December 31, 2003, the Company entered into an agreement with Altius Marketing related to marketing services. The Chief Financial Officer of Altius Marketing is the son of the Company's former Chief Executive Officer, Donal V. Carroll. The Company paid an aggregate of $13, 300 in the fiscal year ended December 31, 2003.

      ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

            See Exhibit Index beginning on page E-1, incorporated herein by reference.

      (b) Reports on Form 8-K

            None.

      ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      AUDIT FEES

      The aggregate fees billed by PricewaterhouseCoopers LLP to the Company in the fiscal years ended December 31, 2003 and December 31, 2002, for professional services rendered for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-QSB, or services that were normally provided by PricewaterhouseCoopers LLP in connection with statutory and regulatory filings or engagements for these fiscal years, were $94,150and $106,550, respectively.

AUDIT RELATED FEES

There were no Audit Related Fees billed by PricewaterhouseCoopers LLP to the Company in the fiscal years ended December 31, 2003 and December 31, 2002.

TAX FEES

      The aggregate fees billed by PricewaterhouseCoopers LLP to the Company in the fiscal years ended December 31, 2003 and December 31, 2002 for professional services related to tax compliance, tax advice, and tax planning were $19,011 and $11,705, respectively. These fees were for services related to the preparation and filing of the Company's tax returns.

ALL OTHER FEES

      There were no Other Fees billed by PricewaterhouseCoopers LLP in the fiscal years ended December 31, 2003 and December 31, 2002.

AMERICAN BIO MEDICA CORPORATION

SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  AMERICAN BIO MEDICA CORPORATION

                                  By /s/ Keith E. Palmer
                                     ----------------------------------
                                     Keith E. Palmer
                                     Chief Financial Officer
                                     (Principal Accounting Officer)
                                     Executive Vice President, Finance

DATE:  May 10, 2004

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 10 2004:


/S/ EDMUND JASKIEWICZ                         President & Director
------------------------------------          [Principal Executive Officer]
 Edmund Jaskiewicz


/S/ STAN CIPKOWSKI                            Director
------------------------------------
 Stan Cipkowski


/S/RICHARD P. KOSKEY                          Director
------------------------------------
 Richard P. Koskey


/S/ DANIEL W. KOLLIN                          Director
------------------------------------
 Daniel W. Kollin


/S/ KEITH E. PALMER                           Chief Financial Officer & Director
------------------------------------          (Principal Financial Officer)
Keith E. Palmer                               Executive Vice President, Finance

AMERICAN BIO MEDICA CORPORATION



INDEX

                                                                        PAGE
                                                                        ----
FINANCIAL STATEMENTS

   Report of Independent Auditors                                       F-2

   Balance sheets                                                       F-3

   Statements of operations                                             F-4

   Statements of changes in stockholders' equity                        F-5

   Statements of cash flows                                             F-6

   Notes to financial statements                                        F-7

REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors of American Bio Medica Corporation:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of American Bio Medica Corporation at December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditiing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test bases, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP

Albany, New York
May 7, 2004

AMERICAN BIO MEDICA CORPORATION


BALANCE SHEETS

                                                                  DECEMBER 31,    DECEMBER 31,
                                                                      2003            2002
                                                                  ------------    ------------
                              ASSETS
Current assets
   Cash and cash equivalents                                      $    942,000    $    231,000
   Accounts receivable - net of allowance for doubtful accounts
    of $105,000 at December 31, 2003 and $70,000 at 2002             1,253,000       1,075,000
   Other receivables                                                     8,000          30,000
   Inventory                                                         3,049,000       2,795,000

   Prepaid expenses                                                     78,000          53,000
                                                                  ------------    ------------
   Total current assets                                              5,330,000       4,184,000

Property, plant and equipment, net                                   1,441,000       1,457,000
Other assets                                                             7,000           7,000
                                                                  ------------    ------------

    Total Assets                                                  $  6,778,000    $  5,648,000
                                                                  ============    ============

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable                                              $    737,000    $    908,000
    Accrued expenses                                                   153,000         300,000
    Wages payable                                                      375,000         213,000
    Current portion of capital lease obligations                                        10,000
    Current portion of long term debt                                   25,000         174,000
    Current portion of unearned grant                                    8,000
                                                                  ------------    ------------
    Total current liabilities                                        1,298,000       1,605,000

Long-term debt                                                         651,000         673,000
Unearned grant                                                          67,000          50,000
                                                                  ------------    ------------
    Total liabilities                                                2,016,000       2,328,000

    Commitments and contingencies

Stockholders' equity:
    Preferred stock; par value $.01 per share; 5,000,000 shares authorized, none issued and outstanding
    Common  stock; par value $.01 per share; 50,000,000 shares authorized; 20,664,151 shares issued and outstanding  at
      December 31, 2003 and
      20,609,548 issued at December 31, 2002                           207,000         206,000
    Treasury stock, at cost, no shares at December 31, 2003 and
      225,000 shares at December 31, 2002                                             (239,000)
    Additional paid-in capital                                      17,959,000      17,788,000
    Accumulated deficit                                            (13,404,000)    (14,435,000)
                                                                  ------------    ------------

    Total stockholders' equity                                       4,762,000       3,320,000
                                                                  ------------    ------------

    Total liabilities and stockholders' equity                    $  6,778,000    $  5,648,000
                                                                  ============    ============


The accompanying notes are an integral part of the financial statements

AMERICAN BIO MEDICA CORPORATION


STATEMENTS OF OPERATIONS

                                                     FOR THE YEAR ENDED    FOR THE YEAR ENDED
                                                        DECEMBER 31,          DECEMBER 31,
                                                            2003                  2002
                                                     ------------------    ------------------
Net sales                                               $ 12,484,000          $ 10,312,000

Cost of goods sold                                         5,477,000
                                                                                 4,476,000
                                                        ------------          ------------

Gross profit                                               7,007,000             5,836,000
                                                        ------------          ------------

Operating expenses (income):
   Research and development                                  639,000               297,000
   Selling and marketing                                   2,784,000             2,357,000
    General and administrative                             2,705,000             2,433,000
                                                        ------------          ------------

Operating income                                             879,000               749,000
                                                        ------------          ------------

Other income (expense):
   Other income/(expense)                                    198,000                (6,000)
   Interest income                                            32,000                34,000
    Interest expense                                         (78,000)              (58,000)
                                                        ------------          ------------

NET INCOME                                              $  1,031,000          $    719,000
                                                        ============          ============

BASIC AND DILUTED INCOME PER COMMON SHARE               $        .05          $        .03
                                                        ============          ============

Weighted average number of shares outstanding - basic     20,624,000            20,610,000
Dilutive effect of stock options and warrants                644,000               716,000
                                                        ------------          ------------
Weighted average number of shares
outstanding -diluted                                      21,268,000            21,326,000
                                                        ============          ============


The accompanying notes are an integral part of the financial statements

AMERICAN BIO MEDICA CORPORATION


STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                  COMMON STOCK                                ADDITIONAL
                                       ------------------------------        TREASURY          PAID IN
                                           SHARES           AMOUNT            STOCK            CAPITAL
                                       ------------      ------------     ------------      ------------
BALANCE-DECEMBER 31, 2001                20,609,548      $    206,000     $    (23,000)     $ 17,766,000

Shares received as payment on loan                                            (425,000)
Forgiveness of debt
Treasury shares sold                                                           209,000            26,000
Write off receivable                                                                              (5,000)
Net Income
                                       ------------      ------------     ------------      ------------
BALANCE-DECEMBER 31, 2002                20,609,548      $    206,000     $   (239,000)     $ 17,788,000

Stock Option / Warrant Exercise              54,603             1,000                             61,000
Treasury shares sold                                                           239,000            40,000
Non-cash compensation                                                                             70,000
Net Income
                                       ------------      ------------     ------------      ------------
BALANCE-DECEMBER 31, 2003                20,664,151      $    207,000     $          0      $ 17,959,000
                                       ============      ============     ============      ============

                                                            DUE FROM
                                       SUBSCRIPTION     OFFICER/DIRECTOR   ACCUMULATED
                                        RECEIVABLE        SHAREHOLDER        DEFICIT            TOTAL
                                       ------------      ------------      ------------      ------------
BALANCE-DECEMBER 31, 2001              $     (5,000)     $   (437,000)     $(15,154,000)     $  2,353,000

Shares received as payment on loan                            425,000
Forgiveness of debt                                            12,000                              12,000
Treasury shares sold                                                                              235,000
Write off receivable                          5,000                                                     0
Net Income                                                                      719,000           719,000
                                       ------------      ------------      ------------      ------------
BALANCE-DECEMBER 31, 2002              $          0      $          0      $(14,435,000)     $  3,320,000

Stock Option / Warrant Exercise                                                                    62,000
Treasury shares sold                                                                              279,000
Non-cash compensation                                                                              70,000
Net Income                                                                    1,031,000         1,031,000
                                       ------------      ------------      ------------      ------------
BALANCE-DECEMBER 31, 2003              $          0      $          0      $(13,404,000)     $  4,762,000
                                       ============      ============      ============      ============


The accompanying notes are an integral part of the financial statements

AMERICAN BIO MEDICA CORPORATION


STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED    YEAR ENDED
                                                               DECEMBER 31,   DECEMBER 31,
                                                                   2003          2002
                                                               -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                                    $ 1,031,000    $   719,000
 Adjustments to reconcile net income:
    Depreciation                                                   168,000        154,000
    Provision for bad debts                                         35,000
    Compensatory stock and stock options                           106,000
    Gain on sale of land                                           (30,000)
    Forgiveness of shareholder debt                                                12,000
    Changes in:
      Accounts receivable                                         (213,000)      (193,000)
      Other receivables                                             22,000        141,000
      Inventory                                                   (254,000)      (708,000)
      Prepaid expenses                                             (25,000)        37,000
      Accounts payable                                            (171,000)      (156,000)
      Accrued expenses                                            (147,000)      (262,000)
      Customer advance deposits                                                  (243,000)
      Wages payable                                                162,000         99,000
                                                               -----------    -----------

         Net cash provided by (used in) operating activities       684,000       (400,000)
                                                               -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Restricted cash                                                                 106,000
  Purchase of property, plant and equipment                       (272,000)      (156,000)
  Proceeds from sale of land                                       150,000
                                                               -----------    -----------

         Net cash used in investing activities                    (122,000)       (50,000)
                                                               -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt financing                                     150,000
  Proceeds from convertible grant                                   25,000         50,000
  Proceeds from sale of treasury stock                             279,000        235,000
  Proceeds from stock option exercise                               26,000
  Payments on debt financing                                      (171,000)       (23,000)
  Repayment of capital lease obligations                           (10,000)       (19,000)
                                                               -----------    -----------
          Net cash provided by financing activities                149,000        393,000
                                                               -----------    -----------
          NET INCREASE (DECREASE) IN CASH AND CASH
            EQUIVALENTS                                            711,000        (57,000)

Cash and cash equivalents - beginning of period                    231,000        288,000
                                                               -----------    -----------
Cash and cash equivalents - end of period                      $   942,000    $   231,000
                                                               ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the year for:
    Interest                                                   $    78,000    $    53,000

NONCASH ACTIVITIES:
 Common stock received in repayment of loan from                                  425,000
     officer/director/shareholder


The accompanying notes are an integral part of the financial statements

AMERICAN BIO MEDICA CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003


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

         For the years ended December 31, 2003 and 2002 the Company had net income of $1,031,000 and $719,000 respectively and had net cash provided by operating activities of $684,000 in 2003 and net cash used in operating activities of $400,000 in 2002. The Company increased cash balances by $711,000 during the twelve months ended December 31, 2003 as compared to a decrease of $57,000 for the twelve months of 2002. Increases in sales and control over expenses have enabled the Company to improve its liquidity. However, as of December 31, 2003, the Company had an accumulated deficit of ($13,404,000). Historically, the Company has been largely dependent on its ability to sell additional shares of its common stock to fund its operations. The Company continues to examine and refine its in-house strip-manufacturing program to reduce costs and enhance profit margins.

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

[4] DEPRECIATION:

         Property, plant and equipment are depreciated on the straight-line method over their estimated useful lives; 3-5 years for equipment and 30 years for buildings. Leasehold improvements and capitalized lease assets are amortized by the straight-line method over the shorter of their estimated useful lives or the term of the lease.

[5] REVENUE RECOGNITION:

         The Company recognizes revenue when title transfers upon shipment. Sales are recorded net of discounts and returns. No obligation on the part of ABMC exists for customer acceptance. The Company's price is fixed and determinable at the date of sale. The buyer has paid the Company or is obligated to pay the Company and the obligation is not contingent on the resale of the product. The buyer's obligation would not be changed in the event of theft or physical destruction or damage to the product. Buyers acquiring the product for

AMERICAN BIO MEDICA CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003


resale (i.e. distributor/wholesaler) have economic substance apart from that provided by the Company and the Company does not have significant obligations for future performance to directly bring about the resale of the product. All distributors have economic substance apart from customers and the payment terms are not conditional. The transactions with distributors are on terms similar to those given to the Company's other customers. No agreements exist with the distributors that offer a right of return.

[6] RESEARCH AND DEVELOPMENT:

         Research and development ("R&D") costs are charged to operations when incurred. These costs include salaries, benefits, travel, supplies, depreciation of R&D equipment and other miscellaneous expenses.

[7] INCOME PER COMMON SHARE:

         Basic income per common share is calculated by dividing net income by the weighted average number of outstanding common shares during the period. For the year ended December 31, 2003, diluted net income per share includes the dilutive effect of 2,151,000 stock options and 2,248,000 warrants. For the year ended December 31, 2002, diluted net income per share includes the dilutive effect of 2,699,000 stock options and 2,452,000 warrants.

         Potential common shares outstanding as of December 31, 2003 and 2002

                                 DECEMBER 31, 2003      DECEMBER 31, 2002
                                 -----------------      -----------------
               WARRANTS              2,951,703               2,651,703
               OPTIONS               4,722,084               5,298,750

         For the twelve months ended December 31, 2003 the number of securities not included in the diluted EPS, because the effect would have been anti-dilutive, were 3,274,920. For the twelve months ended December 31, 2002 the number of securities not included in the diluted EPS, because the effect would have been anti-dilutive, were 3,004,170. The securities would have been anti-dilutive because the exercise price of the securities was greater than the average market price of the Company's common shares for each of the fiscal years ended December 31, 2003 and 2002.

[8] USE OF ESTIMATES:

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

[9] IMPAIRMENT OF LONG-LIVED ASSETS:

         The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

[10] FINANCIAL INSTRUMENTS:

         The carrying amounts of cash and cash equivalents,  accounts receivable
- net, other receivables, accounts payable, accrued expenses approximate their fair value based on the short term nature of those items.

         Estimated fair value of financial instruments is determined using available market information. In evaluating the fair value information, considerable judgment is required to interpret the market data used to develop the estimates. The use of different market assumptions and/or different valuation techniques may have a material effect on the estimated fair value amounts.

AMERICAN BIO MEDICA CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003


         Accordingly, the estimates of fair value presented herein may not be indicative of the amounts that could be realized in a current market exchange.

[11] ACCOUNTING FOR STOCK-BASED COMPENSATION:

         The Company accounts for its stock-based compensation plans using the intrinsic value method under Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees and related interpretations. The
Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation, which establishes a fair value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative under SFAS No. 123, as amended by SFAS No. 148, which requires disclosure of the pro forma effects on net income per share as if stock-based employee compensation was measured under SFAS No. 123, as well as certain other information. The Company accounts for stock-based compensation to non-employees using the fair value method in accordance with SFAS No. 123.

[12] CONCENTRATION OF CREDIT RISK:

         The Company sells its drug testing products primarily to United States customers and distributors. Credit is extended based on an evaluation of the customer's financial condition. At December 31, 2003, one customer represents 11% of gross accounts receivables. The Company establishes an allowance for doubtful accounts based on factors surrounding the credit risk of specific customers and other information.

         The Company maintains certain cash balances at a financial institution that is federally insured and at times the balances have exceeded federally insured limits.

[13] REPORTING COMPREHENSIVE INCOME:

         The Company reports comprehensive income in accordance with the provisions of SFAS No. 130, Reporting Comprehensive Income. The provisions of SFAS No. 130 require the Company to report the change in the Company's equity during the period from transactions and events other than those resulting from investments by, and distributions to, the shareholders. For the years ended December 31, 2003 and 2002 comprehensive income was the same as net income.

[14] RECLASSIFICATIONS:

         Certain items have been reclassified from the prior years to conform with the current year presentation.

[15] NEW ACCOUNTING PRONOUNCEMENTS:

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities". In December 2003, the FASB issued a revision to FIN 46 to clarify some of the provisions of FIN 46, and to exempt certain entities from its requirements. FIN 46 gives guidance that determines whether consolidation of a Variable Interest Equity is required. FIN 46 is effective now for certain Special Purpose Entity relationships and for all other entity relationships after March 15, 2004. The Company does not expect the adoption of FIN 46 to have a material effect on its financial statements.


NOTE B - INVENTORY

         Inventory is comprised of the following:

                                        December 31, 2003     December 31, 2002
                                        -----------------     -----------------
         Raw Materials                     $  1,680,000          $ 1,393,000
         Work In Process                      1,072,000            1,004,000
         Finished Goods                         297,000              398,000
                                           ------------          -----------
                                           $  3,049,000          $ 2,795,000
                                           ============          ===========

AMERICAN BIO MEDICA CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003


NOTE C - PROPERTY, PLANT AND EQUIPMENT

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

         Property, plant and equipment, at cost, are as follows:

                                                   December 31,   December 31,
                                                       2003           2002
                                                  -------------   ------------
          Land                                       $ 102,000      $ 222,000
          Buildings and improvements                   911,000        835,000
          Manufacturing and warehouse equipment        751,000        597,000
          Office equipment                             269,000        227,000
                                                  -------------   ------------
                                                     2,033,000      1,881,000
          Less accumulated depreciation                592,000        424,000
                                                  -------------   ------------
                                                    $1,441,000     $1,457,000
                                                  =============   ============


         Depreciation expense was $168,000 and $154,000 for the year ended December 31, 2003, and the year ended December 31, 2002, respectively.

NOTE D - DUE FROM OFFICER/DIRECTOR/SHAREHOLDER

         At December 31, 2001, the Company had a loan due from an officer/director/shareholder, Stan Cipkowski, for $437,000, partially evidenced by a note bearing interest at 11.5% per annum and payable on demand. In October 2002, the Board of Directors accepted 200,000 shares of stock from Mr. Cipkowski in full satisfaction of the then outstanding loan balance of $248,000. The closing stock price on the date of surrender was $1.03 resulting in the forgiveness of accrued interest totaling $42,000, including $30,000 in 2002 and $12,000 from prior periods. Mr. Cipkowski surrendered a total of 500,000 shares between December 2000 and October 2002, of which 100,000 shares were cancelled. During 2002 the Company sold 175,000 treasury shares for $235,000. The remaining 225,000 shares surrendered were sold in 2003 for $280,000.

         Mr. Cipkowski had provided 1,000,000 common shares as collateral for the loan and was surrendering, to the Company, 25,000 common shares each quarter valued at the closing price on the second day following the earnings release, to reduce the outstanding loan balance. During the year ended December 31, 2002, a total of 375,000 shares were surrendered completely satisfying all amounts outstanding on the loan to Mr. Cipkowski. Such loan had been reflected in the Company's financial statements as a reduction of stockholder's equity.

NOTE E - LONG TERM DEBT

         Long term debt at December 31, 2003 and December 31, 2002 consisted of the following:

                                                      December 31,  December 31,
                                                         2003          2002
                                                       ---------    ---------
   HUDSON RIVER BANK AND TRUST CO.:
        Mortgage payable in equal monthly
        installments of $3,209 including interest at
        8.00% through January 1, 2012 with a final
        lump sum payment of $255,000 at maturity,
        collateralized by the building and land        $ 347,000     $ 354,000

AMERICAN BIO MEDICA CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003


   NEW YORK BUSINESS DEVELOPMENT CORPORATION:
        Mortgage payable in equal monthly
        installments of $1,996 including interest at
        7.92% through January 1, 2012 with a final
        lump sum payment of $164,000 at maturity,
        collateralized by the building and land,
        equipment, and furnitures and fixtures           230,000       234,000

   COLUMBIA ECONOMIC DEVELOPMENT CORPORATION:
        Mortgage payable in equal monthly
        installments of $1,159 including interest at
        3.00% collateralized by building and land
        through January 1, 2012                           99,000       109,000
                                                       ---------     ---------
                                                         676,000       697,000
   Less current portion                                  (25,000)      (24,000)
                                                       ---------     ---------
   Non-current portion                                 $ 651,000     $ 673,000
                                                       =========     =========

         At December 31, 2003, the following are the maturities of long-term debt for each of the next five years:

                      2004                      $  25,000
                      2005                         27,000
                      2006                         29,000
                      2007                         30,000
                      2008                         33,000
                      Thereafter                  532,000
                                                ---------
                                                $ 676,000
                                                =========

         The Company signed an uncollateralized note payable for $150,000 on December 31, 2002 to Fortius Capital. In June 2003, Donal Carroll, a principal at Fortius Capital joined the board of directors and later that year, in October 2003, Mr. Carroll was appointed Chief Executive Officer of ABMC. Mr. Carroll was subsequently removed from the position of Chief Executive Officer and his employment was terminated in January 2004. He remains a member of the Company's Board of Directors. The funds were used to settle a litigation that had been outstanding since 1999. The note was payable in equal monthly installments of $12,996 including interest at a rate of 7.25% per annum through December 31, 2003. The note was satisfied in full during the year ended December 31, 2003.

NOTE F - INCOME TAXES

         A reconciliation of the U.S. Federal statutory income tax rate to the effective income tax rate is as follows:

                                                     YEAR ENDED           YEAR ENDED
                                                 DECEMBER 31, 2003    DECEMBER 31, 2002
                                                 --------------------------------------
  Tax (benefit)/expense at federal statutory
    rate                                                 34%                  34%
  State tax (benefit)/expense, net of federal
    tax effect                                            5                    5
  Valuation allowance                                   (39)                 (39)
                                                 --------------------------------------
  Effective income tax rate                               0%                   0%
                                                 ======================================

AMERICAN BIO MEDICA CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003


         Significant components of the Company's deferred tax assets are as follows:

                                                 DECEMBER 31, 2003    DECEMBER 31, 2002
                                               -----------------------------------------
        Inventory                                      $    21,000          $    21,000
        Stock based compensation                           461,000              477,000
        Allowance for doubtful accounts                     41,000               27,000
        Property, plant, and equipment                   (132,000)             (72,000)
        Capital losses                                      73,000               73,000
        Accrued expenses                                    94,000               34,000
        Net operating loss carry-forward                 3,549,000            3,964,000
                                               -----------------------------------------
        Total gross deferred tax assets                  4,107,000            4,524,000
        Less valuation allowance                        (4,107,000)          (4,524,000)
                                               -----------------------------------------
        Net deferred tax assets                        $        --          $        --
                                               =========================================

         The valuation allowance for deferred tax assets as of December 31, 2003 and 2002 was $4,107,000 and $4,524,000, respectively. The net change in the valuation allowance was a decrease of $417,000 for the year ended December 31, 2003.

         At December 31, 2003 the Company has Federal and New York state net operating loss carry forwards for income tax purposes of approximately $9,099,000, which begin to expire in 2009. The Company has federal and New York state capital losses of approximately $186,000, which begin to expire in 2005.

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

NOTE G - OTHER INCOME

         Other income was comprised of an insurance settlement received relating to damage to an HVAC unit at the Kinderhook facility and the reversal of a royalty accrual resulting from an agreement reached with a manufacturing partner. Both amounts are non-recurring.

NOTE H - STOCKHOLDERS' EQUITY

[1] STOCK OPTION PLANS:

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

AMERICAN BIO MEDICA CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003


[2] STOCK OPTIONS:

         During the year ended December 31, 2003, the Company issued a total of 1,217,000 options to purchase shares of common stock, of which 1,079,000 were issued to employees and 138,000 were issued to Board members.

         Stock option activity is summarized as follows:

                                                     YEAR ENDED                     YEAR ENDED
                                                    DECEMBER 31,                   DECEMBER 31,
                                                        2003                           2002
                                                 -----------------------------------------------------
                                                               WEIGHTED                       WEIGHTED
                                                               AVERAGE                        AVERAGE
                                                               EXERCISE                       EXERCISE
                                                  SHARES         PRICE          SHARES          PRICE
                                                 ---------     --------       ---------       --------
         Options outstanding at
         beginning of year                       5,299,000       $1.62        4,374,000        $1.85
         Granted                                 1,217,000        1.08        1,409,000         0.96
         Exercised                                  96,000        0.87                0         0.00
         Cancelled/expired                      (1,698,000)       1.33         (484,000)        1.71
                                                 ---------                    ---------
         Options outstanding at end of year      4,722,000        1.60        5,299,000         1.62
                                                 =========                    =========
         Options exercisable
         at end of year                          3,073,000        1.92        3,047,000         2.11
                                                 =========                    =========

          The following table presents information relating to stock options outstanding as of December 31, 2003:

                                            OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                                  --------------------------------------------     ------------------------
                                                   WEIGHTED         WEIGHTED                       WEIGHTED
                                                   AVERAGE          AVERAGE                         AVERAGE
          RANGE OF EXERCISE                        EXERCISE        REMAINING                       EXERCISE
                PRICE                SHARES         PRICE        LIFE IN YEARS        SHARES         PRICE
          ------------------      -----------     ---------      -------------     ------------    --------
            $0.85 - $0.99           1,120,000       $0.89             7.07              644,000      $0.88
            $1.00 - $1.99           1,626,000        1.14             8.35              455,000       1.28
            $2.00 - $2.99           1,966,000        2.40             2.96            1,964,000       2.40
            $3.00 - $3.50              10,000        3.38             6.21               10,000       3.38
                                  -----------                                      -----------
                TOTAL               4,722,000                                        3,073,000
                                  ===========                                      ===========

         As of December 31, 2003, there are no stock options available for issuance under the 1997 or the 1998 Plan. Pursuant to the plans, as of April 30, 2000 no further options could be issued under the 1997 Plan and as of April 30, 2001, no further options could be issued under the 1998 Plan. As of December 31, 2003, under the 1997 Plan, 400,125 options have been returned to the plan and will not be re-issued, and under the 1998 Plan, 483,250 have been returned to the plan and will not be re-issued.

[3] WARRANTS:

         In connection with our sale of 1,408,450 Common share for $2,000,000 ($1.42 per share) in a private placement to Seaside Partners, L.P. ("Seaside") on April 28, 2000 we issued a 5-year warrant to Seaside to purchase 953,282 common shares of our stock at an exercise price of $1.17 per share. To settle a penalty owed to Seaside because of a late registration statement we adjusted the exercise price of the 953,283 warrant shares from $1.17 to $0.95 in February 2001.

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

AMERICAN BIO MEDICA CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003


volatility of 95%, risk free interest rate 4.8% and expected life of 5 years and has been recorded as a charge to operations in the transition period ending December 31, 2001. The closing price of American Bio Medica Corporation's common shares on May 2, 2001, as listed on The NASDAQ SmallCap Market, was $0.95 per share.

         On August 22, 2001, the Company issued 54-month warrants, exercisable beginning on February 22, 2002 and non-forfeitable, to purchase 1,274,500 common shares of American Bio Medica Corporation stock at an exercise price of $1.05 per share to a number of accredited investors who purchased common shares in the Company's August 2001 private placement of the Company's securities and 54-month warrants exercisable beginning February 22, 2002 and non-forfeitable, to purchase 203,920 common shares of American Bio medics Corporation stock at or exercise price of $1.20 per share to five firms as compensation for their services as placement agents and sub-agents in this August 2001 private placement. The value of these warrants was accounted for as a cost of the financing.

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

         On December 2, 2003, we issued a 5 year warrant immediately exercisable and non-forfeitable, to purchase 300,000 common shares at an exercise price of $1.15 to Brean Murray & Co., Inc as compensation for its future services as a financial advisor to the Company. The warrants were valued at $281,000 using the Black Scholes pricing model and the following assumptions, dividend yield of 0.0%, volatility of 80.6%, risk free interest rate 5.2% and expected life of 5 years and $23,000 has been recorded as a charge to operations in the year ended December 31, 2003. The total value of these warrants will be charged ratably over twelve months from December 2003 through November 2004, the term of the contract. The closing price of American Bio Medica Corporation's common shares on December 2, 2003, as listed on The NASDAQ SmallCap Market, was $1.33 per share

[4] STOCK-BASED COMPENSATION:

         SFAS No. 123, Accounting for Stock-Based Compensation, requires the measurement of the fair value of stock options or warrants granted to employees to be included in the statement of operations or, alternatively, disclosed in the notes to consolidated financial statements. The Company accounts for stock-based compensation of employees under the intrinsic value method of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and has elected the disclosure-only alternative under SFAS No. 123. The Company has adopted the disclosure requirements of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, in its discussion of stock-based employee compensation. The alternative transition options made available by the standard are not being implemented. The weighted average fair value of options granted during the twelve months ended December 31, 2003 and 2002 was approximately $.91 and $0.96, respectively. The following pro forma information gives effect to fair value of the options on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, volatility ranging from 82% to 85% for 2003 and 87% to 90% for 2002, risk free interest rates of ranging from 4.35% to 5.25% for 2003 and 4.98% - 6.04% for 2002, and an expected life of 10 years for both 2003 and 2002.

AMERICAN BIO MEDICA CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003


                                           YEAR ENDED        YEAR ENDED
                                          DECEMBER 31,      DECEMBER 31,
                                              2003             2002
                                          ------------      ------------
Net Income/(loss):
      As reported                          $1,031,000       $  719,000
      Pro forma                                13,000       $ (162,000)

Basic and fully diluted income/(loss)
 per share
     As reported                           $      .05       $      .03
     Pro forma                             $      .00       $     (.01)


                                           YEAR ENDED        YEAR ENDED
                                          DECEMBER 31,      DECEMBER 31,
                                              2003             2002
                                          ------------      ------------
Net Income, as reported                    $1,031,000       $  719,000
    Stock-based employee compensation
    expense, determined under fair value
    based method for all awards
                                           $1,108,000       $  881,000

Proforma net income/(loss)                 $   13,000       $ (162,000)


         During the year ended December 31, 2002, the Company granted 1,409,500 options to employees and directors/board members at exercise prices greater than or equal to the fair market value of the underlying common shares at dates of grant.

         During the year ended December 31, 2003, the Company granted 1,216,500 options to employees and directors/board members at exercise prices greater than or equal to the fair market value of the underlying common shares at dates of grant.

NOTE I - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

[1] OPERATING LEASES:

         The Company leases office and R&D/production facilities under operating leases expiring through August 2007. At December 31, 2003, the future minimum rental payments under these operating leases are $51,800 per year or $190,000.

         Rent expense was $63,000 for 2003. Rent expense was $12,000 for 2002 including a recovery of $53,000 resulting from the favorable settlement of an outstanding dispute with a former landlord of property rented from 1999 to 2000 in Boca Raton, Florida.

[2] EMPLOYMENT AGREEMENTS:

         The Company has employment agreements with one officer and one employee/director providing for aggregate annual salaries of $230,000. The agreement with the officer expires on April 30, 2004 and provides for the issuance of bonuses and the granting of options. The agreement with the employee/director is at will.

AMERICAN BIO MEDICA CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003


NOTE J - RELATED PARTY DISCLOSURES:

         During the fiscal years ended December 31, 2003 and December 31, 2002, the Company paid an aggregate of $63,000 and $65,000 respectively, in fees to Edmund Jaskiewicz, the Company's President and a member of the Board of Directors, in consideration of his services as patent and trademark counsel to the Company.

         During the fiscal year ended December 31, 2003, the Company entered into an agreement with Altius Marketing related to marketing services. The Chief Financial Officer of Altius Marketing is the son of the Company's former Chief Executive Officer, Donal V. Carroll. The Company paid an aggregate of $13, 300 and $0 to Altius Marketing in the fiscal years ended December 31, 2003 and 2002 respectively.

NOTE K - GEOGRAPHIC INFORMATION

         Information concerning net sales by principal geographic location is as follows:

                                         YEAR ENDED            YEAR ENDED
                                        DECEMBER 31,          DECEMBER 31,
                                            2003                  2002
                                      -------------------------------------
         United States                  $ 11,479,000         $  9,352,000
         North America (not                  832,000              647,000
         domestic)
         Europe                               90,000              197,000
         Asia/Pacific Rim                     54,000               62,000
         South America                        29,000               54,000
                                      -------------------------------------
                                        $ 12,484,000         $ 10,312,000
                                      =====================================

NUMBER                             DESCRIPTION OF EXHIBITS
------                             -----------------------

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

10.13    Employment contract between the Company and Stan Cipkowski (a)(3)

10.14    Employment contract between the Company and Douglas Casterlin (a)(3)

10.15    Employment contract between the Company and Keith E. Palmer (a)(3)

10.16 Warrant Agreement dated November 15, 2001 by and between the Company and Hudson River Bank & Trust Company(5)

10.17    Amendment No.3 dated August 20, 2002/New Jersey facility(6)

10.18    Employment contract between the Company and Gerald A. Moore (a)(6)

10.19 Financial Advisory Agreement dated December 2, 2003 by and between Brean Murray & Co., Inc and the Company

10.20    Contract of Sale/land-Kinderhook, NY facility

10.21    Employment contract between the Company and Stan Cipkowski

32.1     Section 1350 Certification of the President

32.2     Section 1350 Certification of the Chief Financial Officer

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

(6) Filed as the exhibit number listed to the Company's Form 10-KSB filed on March 31, 2003 and incorporated herein by reference.