Form 10QSB
period 2004-03-31
AMERICAN BIO MEDICA CORP
filed 2004-05-14
CIK 896747

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
      For the quarterly period ended March 31, 2004.


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

      Yes [ ] No [X ]

      State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

      21,282,268 Common Shares as of May 12, 2004


      Transitional Small Business Disclosure Format: Yes [_] No [X]

                                     PART I
                              FINANCIAL INFORMATION

                   AMERICAN BIO MEDICA CORPORATION
                            BALANCE SHEETS                               MARCH 31,           DECEMBER 31,
                                                                           2004                  2003
                                                                        (UNAUDITED)
                                                                    --------------------  -------------------
                               ASSETS
                               ------
Current assets:
      Cash and cash equivalents                                   $           1,192,000   $          942,000
      Accounts receivable, net of allowance of $105,000
       at March 31, 2004 and December 31, 2003 respectively                   1,418,000            1,253,000
      Other receivables                                                           3,000                8,000
      Inventory                                                               3,106,000            3,049,000
      Prepaid and other current assets                                          191,000               78,000
                                                                    --------------------  -------------------
Total current assets                                                          5,910,000            5,330,000

Property, plant and equipment, net                                            1,621,000            1,441,000
Other assets                                                                      7,000                7,000
                                                                    --------------------  -------------------
Total Assets                                                      $           7,538,000   $        6,778,000
                                                                    ====================  ===================

                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------
Current liabilities:
      Accounts payable                                            $             596,000 $            737,000
      Accrued liabilities                                                       169,000              153,000
      Wages payable                                                             376,000              375,000
      Line of credit                                                            132,000
      Current portion of mortgages and notes payable                             24,000               25,000
      Current portion of unearned grant                                           8,000                8,000
                                                                    --------------------  -------------------
 Total current liabilities                                                    1,305,000            1,298,000

  Long term portion of mortgages and notes payable                              727,000              651,000
  Long term portion of unearned grant                                            67,000               67,000
                                                                    --------------------  -------------------
 Total liabilities                                                            2,099,000            2,016,000
                                                                    --------------------  -------------------

Stockholders' equity:
      Preferred stock; par value $.01 per share; 5,000,000
        shares authorized; none issued and outstanding
      Common  stock;  par value  $.01 per  share;  50,000,000
       shares authorized; 21,248,934 and 20,664,151
       shares issued at March 31, 2004 and December 31,
      2003 respectively                                                         213,000              207,000
Additional paid-in capital                                                   18,606,000           17,959,000
Accumulated deficit                                                         (13,380,000)         (13,404,000)
                                                                    --------------------  -------------------
Total stockholders' equity                                                    5,439,000            4,762,000
                                                                    --------------------  -------------------
Total liabilities and stockholders' equity                        $           7,538,000 $          6,778,000
                                                                    ====================  ===================

The accompanying notes are an integral part of the financial statements

                         AMERICAN BIO MEDICA CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                       FOR THE THREE MONTHS ENDED
                                                                                MARCH 31,
                                                               ------------------------------------------
                                                                      2004                    2003
                                                               --------------------     -----------------
Net sales                                                    $           3,072,000    $        2,656,000
Cost of goods sold                                                       1,349,000             1,170,000
                                                               --------------------     -----------------
Gross profit                                                             1,723,000             1,486,000
                                                               --------------------     -----------------

Operating expenses:
      Research and development                                             129,000               206,000
      Selling and marketing                                                603,000               619,000
      General and administrative                                           717,000               663,000
      Employee severance costs                                             236,000
                                                               --------------------     -----------------
                                                                         1,685,000             1,488,000
                                                               --------------------     -----------------
Operating income / (loss)                                                   38,000                (2,000)
                                                               --------------------     -----------------

Other income (expense):
      Other income                                                                                12,000
      Interest income                                                        2,000
      Interest expense                                                     (13,000)              (17,000)
                                                               --------------------     -----------------
                                                                           (11,000)               (5,000)
                                                               --------------------     -----------------
Income / (loss) before provisions for income taxes                          27,000                (7,000)
Provision for (benefit from) income taxes                                    3,000                     0
                                                               --------------------     -----------------
Net income / (loss)                                          $              24,000    $           (7,000)
                                                               ====================     =================
Basic income  / (loss) per common share                      $                0.00    $             0.00
                                                               ====================     =================
Diluted income  / (loss)  per common share                   $                0.00    $             0.00
                                                               ====================     =================

 Weighted average shares outstanding -
    basic                                                               21,038,141            20,609,548
 Dilutive effect of stock options and warrants                           1,377,841               672,015
                                                               --------------------     -----------------
 Weighted average shares outstanding -
    diluted                                                             22,415,982            21,281,563
                                                               ====================     =================

The accompanying notes are an integral part of the financial statements

                         AMERICAN BIO MEDICA CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           FOR THE THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                   ---------------------------------------
                                                                         2004                 2003
                                                                   ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income  / (loss)                                            $           24,000  $            (7,000)
  Adjustments to reconcile net income/(loss) to net cash
      provided by (used in) operating activities:
      Depreciation                                                           49,000               44,000
      Non cash compensation expense                                         100,000
      Gain on sale of land                                                                       (30,000)
      Changes in:
       Accounts receivable                                                 (165,000)            (231,000)
       Inventory                                                            (57,000)             180,000
       Prepaid expenses and other current assets                           (108,000)             (56,000)
       Accounts payable                                                    (142,000)             (41,000)
       Accrued liabilities                                                   16,000              136,000
                                                                   ------------------   ------------------
         Net cash (used in) operating activities                           (283,000)              (4,000)
                                                                   ------------------   ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                                (143,000)             (96,000)
  Sale of land                                                                                   150,000
                                                                   ------------------   ------------------
         Net cash provided by/(used in) investing activities               (143,000)              54,000
                                                                   ------------------   ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of warrants                                        528,000
  Proceeds from exercise of options                                          25,000
  Debt payments                                                              (9,000)              (5,000)
  Capital lease payments                                                                          (6,000)
  Proceeds from line of credit                                              132,000               40,000
  Line of credit payments                                                                         (1,000)
                                                                   ------------------   ------------------
         Net cash provided by financing activities                          676,000               28,000
                                                                   ------------------   ------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                   250,000               78,000
Cash and cash equivalents - beginning of period                             942,000              231,000
                                                                   ------------------   ------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                        $        1,192,000  $           309,000
                                                                   ==================   ==================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during period for interest                          $           13,000  $            17,000
   Issuance of note payable for purchase of equipment            $           85,000

The accompanying notes are an integral part of the financial statements

Notes to financial statements (unaudited)

                                 March 31, 2004

Note A - Basis of Reporting

      The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such statements include all adjustments, which are considered necessary for a fair presentation of the financial position of American Bio Medica Corporation (the "Company" or "ABMC") at March 31, 2004, and the results of its operations, and cash flows for the three-month period ended March 31, 2004 and 2003. The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the Company's audited financial statements and related disclosures for the year ended December 31, 2003 included in the Company's Form 10-KSB.

      During the year ended December 31, 2003, the Company earned net income of $1,031,000 from net sales of $12,484,000, and had net cash provided by operating activities of $684,000. During the three months ended March 31, 2004, the Company earned a net income of $24,000 from net sales of $3,072,000. Included in 2003 net income is $185,000 from the reversal of an accrual related to a royalty agreement executed in 1998 and terminated by mutual agreement in the second quarter of 2003. The Company had net cash outflows from operating activities of $283,000 for the first three months of 2004 primarily as the result of increases in accounts receivables, inventory and prepaid expenses and reductions in accounts payable. The Company continued to take steps to improve its financial prospects including focusing on research and development and sales and marketing. The Company continued development of new products including the test components for an HIV test and completion and delivery of its Rapid Reader(TM). Additionally, the Company added six new regional sales or sales support professionals in the first quarter of 2004. Finally, several changes in personnel including the separation of five employees were made in the first quarter of 2004 along with other measures to enhance profit margins.

      The Company's continued existence is dependent upon several factors, including its ability to raise revenue levels and reduce costs to generate positive cash flows, and to sell additional shares of the Company's common stock to fund operations, if necessary.

NEW ACCOUNTING STANDARDS

      In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities". In December 2003, the FASB issued a revision to FIN 46 to clarify some of the provisions of FIN 46, and to exempt certain entities from its requirements. FIN 46 gives guidance that determines whether consolidation of a Variable Interest Entity is required. FIN 46 became effective March 15, 2004. The adoption of this Statement did not have a material impact on its financial statements.

Note B - Net Income Per Common Share

      Basic net income or loss per share is calculated by dividing the net income or loss by the weighted average number outstanding common shares during the period. Diluted net income or loss per share includes the weighted average dilutive effect of stock options and warrants.

   Potential common shares outstanding as of March 31, 2004 and March 31,2003:

                                     MARCH 31, 2004           MARCH 31, 2003
                                     --------------           --------------

                  WARRANTS             2,395,920               2,651,703
                  OPTIONS              4,496,584               5,670,000

      For the three months ended March 31, 2004 the number of securities not included in the diluted EPS, because the effect would have been anti-dilutive, were 2,487,250. For the three months ended March 31, 2003 the number of securities not included in the diluted EPS, because the effect would have been anti-dilutive, were 3,320,420.

      The following pro forma information gives effect to fair value of the options on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, volatility of 81% for 2004 and 85% for 2003, risk free interest rates ranging from 5.06% to 5.23% for 2004 and 4.69% to 4.98% for 2003, and an expected life of 10 years for both 2004 and 2003. The pro-forma net income represents three months amortization of expense associated with the option grants.

                                      THREE MONTHS ENDED     THREE MONTHS ENDED
                                           MARCH 31,              MARCH 31,
                                             2004                   2003
                                      --------------------  --------------------

      Net Income/(loss):
          As reported                     $  24,000            $    (7,000)
          Pro forma                       $(158,000)           $  (189,000)
      Basic income/(loss) per share
          As reported                        $  .00                 $  .00
          Pro forma                          $ (.01)                $ (.01)
     Diluted income/(loss) per share
          As reported                        $  .00                 $  .00
          Pro forma                          $ (.01)                $ (.01)

      During the first quarter of 2004 stockholders equity changed as a result of the exercise of warrants and options and charges for non-cash compensation. Common stock changed by $6,000 and Additional paid in capital changed by $547,000 resulting from the exercise of warrants and stock options during the quarter. Further, additional paid in capital increased by $100,000 as a result of $30,000 in non-cash expense for employee severance costs and $70,000 in non-cash expense related to warrants granted to for financial advisory services.

Note C - Litigation

      The Company has been named in legal proceedings in connection with matters that arose during the normal course of its business, and that in the Company's opinion are not material. While the ultimate result of any litigation cannot be determined, it is management's opinion based upon consultation with counsel, that it has adequately provided for losses that may be incurred related to these claims. If the Company is unsuccessful in defending any or all of these claims, resulting financial losses could have an adverse effect on the financial position, results of operations and cash flows of the Company.

Note D - Sale of Land

      On March 31, 2003 the Company sold approximately 85 acres of land at its Kinderhook headquarters for $150,000 recognizing a gain of $30,000.

Note E - Reclassifications

      Certain prior period items have been reclassified to conform to the current presentation.

Note F - Employee Severance Costs

      During the first quarter of 2004 the Company incurred severance costs as a result of several personnel changes made in conjunction with the changing needs of the business. Included in these changes were the separation of an executive vice president and a manager of operations, a sales representative, and two clerical positions, all at the Company's headquarters in Kinderhook, NY. The costs related to these separations totaled $236,000, of which $30,000 was non-cash.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

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

Critical accounting policies

      There  have  been  no  significant   changes  to  the  Company's  critical
accounting policies, which are included in the Company's 10KSB filing for the year ended December 31, 2003, during the three months ended March 31, 2004.

      The Company entered into several arrangements with third parties that funded Research and Development activities in 2003. No new arrangements were entered into during the first quarter of 2004. The 2003 arrangements included milestones that had to be achieved to receive payment. The Company recorded revenue based upon the lesser of costs incurred to date, or the milestone value (for the milestone value to be used, the milestone must be achieved). In 2003 the Company recognized sales and cost of sales totaling $60,000 from two separate arrangements for the performance of Research and Development activities.

Results of operations for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003

Net sales were $3,072,000 for the three months ended March 31, 2004 as compared to $2,656,000 for the three months ended March 31, 2003, an increase of $416,000 or 15.7%. The Company's efforts to grow its direct sales continued in the first quarter of 2004. Direct sales accounted for 66.0% or $2,026,000 of sales for the first quarter compared to $1,615,000 or 60.8% a year ago. Telemarketing and international sales contributed approximately $525,000 or 17.1% of the net sales for the first three months of 2004, compared to $564,000 or 21.2% of the net sales for the same period in 2003. During the three months ended March 31, 2004, the Company continued its extensive program to market and distribute its primary product lines, the Rapid Drug Screen(R), its Rapid Tec(R) series and Rapid One(R), in addition to its saliva based test, the Oralstat(R). The Company also introduced and began marketing its Rapid Reader(TM). The Rapid Reader is a compact, portable device that, when connected to a computer, captures a picture of the test results on an ABMC drug screen using a high-resolution camera. The Rapid Reader's proprietary software analyzes this image and interprets the results. The information is then sent to a data management system, which enables the user to interpret, store, transmit and print the drug test results.

      Cost of goods sold for the three months ended March 31, 2004 was $1,349,000 or 43.9% of net sales as compared to $1,170,000 or 44.1% of net sales for the three months ended March 31, 2003. The increase in cost of goods sold is commensurate with the increase in sales. Gross margins remained relatively consistent year over year. The cost of labor and overhead rose slightly in 2004 compared to a year ago, however materials have remained relatively consistent and the Company continued its efforts to control the costs to produce its products.

      Operating expenses increased 13.2% to $1,685,000 in first three months of 2004 as compared to $1,488,000 in the same period in 2003. Research and development expense was $129,000, down from $206,000 in the first quarter of 2003. This reduction is attributable to increased strip production in response to increases in sales and the redeployment of resources in the Company's manufacturing facility. Selling and marketing expense was $603,000 for the first quarter of 2004 compared to $619,000 in the same period a year ago. The savings is attributable to a modification of the Company's sales commissions plan. General and administrative expenses increased by $54,000 to $717,000 in the first three months of 2004.

      Included in operating expenses in the first quarter of 2004 are charges of $291,000 of which $236,000 related to employee severance costs, incurred in response to the changing needs of the business in January 2004, and $55,000 of professional fees related to the Company's investigation into allegations identified in an anonymous letter received by its independent accountants in February 2004. As part of this response, an independent counsel performed an internal investigation. The Company has incurred additional expenses in the second quarter of 2004 related to this internal investigation. The employee severance costs included cash payments totaling $206,000 and non-cash charges of $30,000 related to the retention of options.

Research and development

      Research and development ("R&D") expenses for the three months ended March 31, 2004 were $129,000 or 4.2% of net sales compared to $206,000 or 7.8% of net sales for the three months ended March 31, 2003. The decrease in expense is primarily due to the redeployment of personnel to manufacturing in the first quarter of 2004 in response to increased sales. Management's strategy to: focus on new product development to meet the changing needs of the point of collection drug of abuse testing market; develop test components for an HIV test currently under development for an unrelated party; and develop new uses of immunoassay lateral flow technology, remains unchanged.

Selling and marketing expense

      Selling and marketing expense was $603,000 or 19.6% of net sales in the first three months of 2004. This represents a decrease of $16,000, from $619,000 or 23.3% of net sales in the same three months in 2003. This decrease is primarily attributable to lower commission expense in sales due to modifications in the Company's sales commission structure. Further, in the first quarter of 2004 expenses for advertising and promotion and travel were lower than the same period a year ago.

General and administrative expense

      General and administrative (G&A) expense was $54,000 higher in the first three months of 2004 than the same period in 2003. Total G&A expense for the three months ended March 31, 2004 was $717,000 or 23.3% of net sales compared to $663,000 or 25.0% of net sales in the first three months of 2003. Savings in personnel costs were offset by increases in patent and license expense, professional fees incurred in connection with an anonymous letter received by our independent accountants in February 2004, additional quality assurance costs resulting from additional personnel hired during 2003, and cash and non-cash service fees totaling $85,200, stemming from a contract entered into in the fourth quarter of 2003 with Brean Murray & Co., Inc. to provide financial advisory services in exchange for warrants to purchase 300,000 shares of common stock and a monthly cash payment.

LIQUIDITY AND CAPITAL RESOURCES AS OF MARCH 31, 2004

      The Company's cash requirements depend on numerous factors, including product development activities, ability to penetrate the direct sales market, market acceptance of its new products, and effective management of inventory levels in response to sales forecasts. The Company expects to devote substantial capital resources to continue its product development, expand manufacturing capacity, and support its direct sales efforts. The Company will examine other growth opportunities including strategic alliances and expects such activities will be funded from existing cash and cash equivalents, issuance of additional equity or debt securities or additional borrowings subject to market and other conditions. The Company believes that its current cash balances, and cash generated from future operations will be sufficient to fund operations for the next twelve months. If cash generated from operations is insufficient to satisfy the Company's working capital and capital expenditure requirements, the Company may be required to sell additional equity or obtain additional credit facilities. There is no assurance that such financing will be available or that the Company will be able to complete financing on satisfactory terms, if at all.

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

      The Company has working capital of $4,605,000 at March 31, 2004 as compared to working capital of $4,032,000 at December 31, 2003. The Company has historically satisfied its net working capital requirements, if needed, through cash generated by proceeds from private placements of equity securities with institutional investors. The Company has never paid any dividends on its common shares and anticipates that all future earnings, if any, will be retained for use in the Company's business and it does not anticipate paying any cash dividends.

      Net cash used in operating activities was $283,000 for the three months ended March 31, 2004 compared to net cash used in operating activities of $4,000 for the three months ended March 31, 2003. The net cash used in operating activities for the three months ended March 31, 2004 resulted primarily from net income associated with increased net sales, offset by increases in accounts receivable and prepaid expenses and reductions in accounts payable. Prepaid expenses historically increase in the first quarter of the year as a result of several large insurance premiums representing annual coverage being paid. Reductions in accounts payable and accrued expenses pertain to purchases of inventory materials in the fourth quarter of 2003.

      Net cash used in investing activities was $143,000 for the three months ended March 31, 2004 compared to net cash provided by investing activities of $54,000 for the three months ended March 31, 2003. The net cash used in investing activities in the first three months of 2004 was exclusively for investment in property, plant & equipment and was comprised of Rapid Reader devices and software, and the purchase and installation of enhanced sales tracking and forecasting software. In the first quarter of 2003 cash provided by investing activities was comprised of proceeds from the sale of approximately 85 acres of land at the Company's headquarters in Kinderhook, NY totaling $150,000, offset by $96,000 for the purchase of property, plant and equipment.

      Net cash provided by financing activities was $676,000 for the three months ended March 31, 2004, consisting of proceeds from the exercise of warrants totaling $528,000, proceeds from the exercise of options totaling $25,000, and borrowings on a line of credit totaling $132,000. The Company also issued a note payable in the amount of $85,000, which was a non-cash financing activity, bearing an interest rate of 5% and a term of two years from the manufacturer of a new mold purchased by the Company. The line of credit is held by Hudson River Bank and Trust Company ("HRBT") and has a maximum available line of $350,000, not to exceed 70% of accounts receivable less than 60 days. The interest rate is .25% above the HRBT prime rate and the Company is required to pay the principal down to $0 for a 30 consecutive day period in each 12 months during which the line is available. Net cash provided by financing activities in the first quarter of 2003 were comprised of borrowings on a line of credit totaling $39,000 offset by payments on long-term debt and capital lease payments

      At March 31, 2004, the Company had cash and cash equivalents of $1,192,000.

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

ITEM 3. CONTROLS AND PROCEDURES

      As of May 4, 2004, the Company's President and CFO reviewed the Company's disclosure controls and procedures. Based on this evaluation, the Company, including the President and CFO, have concluded that the Company's disclosure controls and procedures are adequate to ensure the clarity and material completeness of the Company's disclosure in its periodic reports required to be filed with the SEC. Additionally, based upon this most recent evaluation, we have concluded that there were no significant changes in internal controls or other factors that could significantly affect the internal controls of the company subsequent to the date of evaluation.

                                     PART II
                                OTHER INFORMATION


Item 1. Legal Proceedings:

       See "Note C - Litigation" in the Notes to Financial Statements included in this report for a description of pending legal proceedings in which the Company is a party.

Item 2. Changes in Securities

      None.

Item 3. Defaults upon Senior Securities

      None.

Item 4. Submission of Matters to a Vote of Security-Holders

      None.

Item 5. Other Information

      None.

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

            31.1  Rule 13a-14(a)/15d-14(a) Certification of President

            31.2  Rule  13a-14(a)/15d-14(a)  Certification  of  Chief  Financial
                  Officer

            32.1 Certification of the President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K

                  On January 22, 2004,  the Company  filed a Form 8-K related to the removal of Donal V. Carroll as Chief Executive Officer.

                  On January 30, 2004,  the Company  filed a Form 8-K related to the appointment of Daniel W. Kollin to its Board of Directors, the resignation of Dr. Gerald W. Lynch from its Board of Directors and the resignation of Douglas Casterlin as Executive Vice President, Operations.

SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           AMERICAN BIO MEDICA CORPORATION
                                           (Registrant)

                                           By: /s/ Keith E. Palmer
                                           -------------------------------------
                                           EVP of Finance,  Chief  Financial
                                           Officer and Treasurer (Principal
                                           Accounting   Officer  and  duly
                                           authorized Officer)

Dated: May 14, 2004