Form 10QSB
period 2004-06-30
AMERICAN BIO MEDICA CORP
filed 2004-08-10
CIK 896747

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                  FORM 10-QSB

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

      For the quarterly period ended June 30, 2004.


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

      Yes [X]  No [_]

      State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

      21,282,268 Common Shares as of August 10, 2004


      Transitional Small Business Disclosure Format: Yes [_]  No [X]

                                     PART I
                             FINANCIAL INFORMATION
                        AMERICAN BIO MEDICA CORPORATION
                                 BALANCE SHEETS

                                                      JUNE 30,      DECEMBER 31,
                                                        2004            2003
                                                    (UNAUDITED)
                                                    ------------   ------------
                    ASSETS
Current assets:
    Cash and cash equivalents                       $  1,308,000   $    942,000
    Accounts receivable, net of allowance of
     $105,000 at June 30, 2004 and December
     31, 2003 respectively                             1,372,000      1,253,000
    Other receivables                                     11,000          8,000
    Inventory                                          3,015,000      3,049,000
    Prepaid expenses and other current assets            191,000         78,000
                                                    ------------   ------------

Total current assets                                   5,897,000      5,330,000

Property, plant and equipment, net                     1,608,000      1,441,000
Other assets                                               5,000          7,000
                                                    ------------   ------------

Total assets                                        $  7,510,000   $  6,778,000
                                                    ============   ============

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                               $    634,000   $    737,000
     Accrued liabilities                                 155,000        153,000
     Wages payable                                       199,000        375,000
     Line of credit                                       83,000
     Current portion of mortgages and notes
      payable                                             68,000         25,000
     Current portion of unearned grant                     8,000          8,000
                                                    ------------   ------------

Total current liabilities                              1,147,000      1,298,000

Long term portion of mortgages and notes
  payable                                                666,000        651,000
Long term portion of unearned grant                       67,000         67,000
                                                    ------------   ------------

Total liabilities                                      1,880,000      2,016,000
                                                    ------------   ------------

Stockholders' equity:
   Preferred stock; par value $.01 per share;
    5,000,000 shares authorized; none issued
    and outstanding
   Common stock; par value $.01 per share;
    50,000,000 shares authorized; 21,282,268
    and 20,664,151 shares issued and
    outstanding at June 30, 2004 and December
    31, 2003 respectively                                213,000        207,000
Additional paid-in capital                            18,763,000     17,959,000
Accumulated deficit                                  (13,346,000)   (13,404,000)
                                                    ------------   ------------

Total stockholders' equity                             5,630,000      4,762,000
                                                    ------------   ------------

Total liabilities and stockholders' equity          $  7,510,000   $  6,778,000
                                                    ============   ============


               See accompanying notes to financial statements

                        AMERICAN BIO MEDICA CORPORATION
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                     FOR THE SIX MONTHS ENDED
                                                              JUNE 30,
                                                  -----------------------------
                                                      2004              2003
                                                  ------------     ------------

Net sales                                         $  6,264,000     $  5,828,000
Cost of goods sold                                   2,897,000        2,588,000
                                                  ------------     ------------
Gross profit                                         3,367,000        3,240,000
                                                  ------------     ------------

Operating expenses:
   Research and development                            273,000          339,000
   Selling and marketing                             1,353,000        1,314,000
   General and administrative                        1,408,000        1,321,000
   Employee severance costs                            240,000
                                                  ------------     ------------
                                                     3,274,000        2,974,000
                                                  ------------     ------------
Operating income                                        93,000          266,000
                                                  ------------     ------------

Other income (expense):
   Other income / (expense)                             (2,000)         198,000
   Interest income                                       4,000            2,000
   Interest expense                                    (27,000)         (49,000)
                                                  ------------     ------------
                                                       (25,000)         151,000
                                                  ------------     ------------
Income before provisions for income taxes               68,000          417,000
Provision for income taxes                              10,000                0
                                                  ------------     ------------
Net income                                        $     58,000     $    417,000
                                                  ============     ============

Basic and diluted income per common share         $       0.00     $       0.02
                                                  ============     ============

Weighted average shares outstanding - basic         21,089,981       20,609,548
Dilutive effect of stock options and warrants        1,002,222          461,227
                                                  ------------     ------------
Weighted average shares outstanding - diluted       22,092,203       21,070,775
                                                  ============     ============


             See accompanying notes to financial statements

                        AMERICAN BIO MEDICA CORPORATION
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                    FOR THE THREE MONTHS ENDED
                                                             JUNE 30,
                                                   ----------------------------
                                                       2004            2003
                                                   ------------    ------------

Net sales                                          $  3,192,000    $  3,172,000
Cost of goods sold                                    1,548,000       1,418,000
                                                   ------------    ------------

Gross profit                                          1,644,000       1,754,000
                                                   ------------    ------------

Operating expenses:
   Research and development                             144,000         133,000
   Selling and marketing                                725,000         694,000
   General and administrative                           720,000         660,000
                                                   ------------    ------------
                                                      1,589,000       1,487,000
                                                   ------------    ------------

Operating income                                         55,000         267,000
                                                   ------------    ------------

Other income (expense):
   Other income                                          (2,000)        186,000
   Interest income                                        2,000           2,000
   Interest expense                                     (14,000)        (31,000)
                                                   ------------    ------------
                                                        (14,000)        157,000
                                                   ------------    ------------
Income before provisions for income taxes                41,000         424,000
Provision for income taxes                               (8,000)              0
                                                   ------------    ------------
Net income                                         $     33,000    $    424,000
                                                   ============    ============

Basic and diluted income per common share          $       0.00    $       0.02
                                                   ============    ============


                                                   ============    ============

 Weighted average shares outstanding - basic         21,279,338      20,609,548
 Dilutive effect of stock options and warrants          377,381         250,652
                                                   ------------    ------------
 Weighted average shares outstanding - diluted       21,656,719      20,860,200
                                                   ============    ============


                 See accompanying notes to financial statements

                        AMERICAN BIO MEDICA CORPORATION
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                FOR THE SIX MONTHS ENDED
                                                                          JUNE,
                                                               --------------------------
                                                                   2004          2003
                                                               -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                    $    58,000    $   417,000
  Adjustments to reconcile net income to net cash used
   in operating activities:
     Depreciation                                                  115,000         90,000
     Non cash compensation expense                                 228,000
     Gain on sale of land                                                         (30,000)
     Changes in:
       Accounts receivable                                        (120,000)      (645,000)
       Inventory                                                    33,000        374,000
       Prepaid expenses and other current assets                  (113,000)       (42,000)
       Accounts payable                                           (103,000)      (186,000)
       Accrued liabilities                                           3,000        (11,000)
       Wages payable                                              (176,000)
                                                               -----------    -----------
         Net cash used in operating activities                     (75,000)       (33,000)
                                                               -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                       (196,000)      (123,000)
  Sale of land                                                                    150,000
                                                               -----------    -----------
         Net cash provided by/(used in) investing activities      (196,000)        27,000
                                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of warrants                               528,000
  Proceeds from exercise of options                                 53,000
  Proceeds from grant                                                              25,000
  Debt payments, net of borrowings                                 (27,000)       (74,000)
  Capital lease payments                                                           (7,000)
  Proceeds from line of credit                                     132,000         40,000
  Line of credit payments                                          (49,000)        (8,000)
                                                               -----------    -----------
         Net cash provided by/(used in) financing activities       637,000        (24,000)
                                                               -----------    -----------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS               366,000        (30,000)
Cash and cash equivalents - beginning of period                    942,000        231,000
                                                               -----------    -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                      $ 1,308,000    $   201,000
                                                               ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during year for:
      Interest                                                 $    27,000    $    49,000
      Issuance of note payable for purchase of equipment            85,000


                 See accompanying notes to financial statements

Notes to financial statements (unaudited)

                                 June 30, 2004

Note A - Basis of Reporting

      The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items), which are considered necessary for a fair presentation of the financial position of American Bio Medica Corporation (the "Company" or "ABMC") at June 30, 2004, and the results of its operations, and cash flows for the six-month and three-month periods ended June 30, 2004 and 2003. The results of operations for the six-month and three-month periods ended June 30, 2004 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the Company's audited financial statements and related disclosures for the year ended December 31, 2003 included in the Company's Form 10-KSB.

      During the year ended December 31, 2003, the Company earned net income of $1,031,000 from net sales of $12,484,000, and had net cash provided by operating activities of $684,000. During the six months ended June 30, 2004 and 2003, the Company had net sales of $6,264,000 and $5,828,000 respectively and earned net income of $58,000 and $417,000 respectively. Included in 2003 net income is $185,000 from the release of an accrual related to a 1998 royalty agreement terminated by mutual agreement in the second quarter of 2003. Included in the same period in 2003 is a gain on the sale of a portion of the land at the Company's Kinderhook, NY facility totaling $30,000. Net sales in the three months ended June 30, 2004 were $3,192,000, which resulted in net income of $33,000. The Company had net cash outflows from operating activities of $75,000 for the six months ended June 30, 2004 primarily as the result of increases in accounts receivables and prepaid expenses and reductions in accounts and wages payable. The Company continued to take steps to improve its financial prospects including focusing on research and development and sales and marketing. The Company continued development of new products including the test components for an HIV test, completion and delivery of its Rapid Reader(TM) and the introduction of a new OralStat(R) oral fluids test designed and manufactured by the Company. Additionally, the Company added six new regional sales or sales support professionals in the first half of 2004. Finally, several changes in personnel including the separation of five employees were made in the first quarter of 2004 along with other measures to enhance profit margins.

      The Company's continued existence is dependent upon several factors, including its ability to raise revenue levels and reduce costs to generate positive cash flows, and to sell additional shares of the Company's common stock to fund operations, if necessary.

NEW ACCOUNTING STANDARDS

      None.

Note B - Net Income Per Common Share

      Basic net income or loss per share is calculated by dividing the net income or loss by the weighted average number of outstanding common shares during the period. Diluted net income or loss per share includes the weighted average dilutive effect of stock options and warrants.

      Potential common shares outstanding as of June 30, 2004 and 2003:

                                  JUNE 30, 2004    JUNE 30, 2003
                                  -------------    -------------

                WARRANTS            2,245,920       2,651,703
                OPTIONS             4,258,500       5,940,000

      For the three months and six months ended June 30, 2004 the number of securities not included in the dilutive EPS, because the effect would have been anti-dilutive, were 2,496,420 and 1,753,250 respectively. For the three months and six months ended June 30, 2003 the number of securities not included in the dilutive EPS, because the effect would have been anti-dilutive, were 5,433,920 and 3,298,420 respectively.

      The following pro forma information gives effect to fair value of the Company options on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, volatility of 80% to 81% for 2004 and 85% for 2003, risk free interest rates ranging from 4.62% to 5.35% for 2004 and 4.35% to 4.97% for 2003, and an expected life of 10 years for both 2004 and 2003. The pro-forma net income represents six months amortization of expense associated with the option grants in the first quarter of 2004 and three months amortization of expense associated with the option grants in the second quarter of 2004.

                                              SIX MONTHS          SIX MONTHS
                                                ENDED               ENDED
                                               JUNE 30,            JUNE 30,
                                                 2004                2003
                                            ---------------------------------
     Net Income/(loss):
        As reported                          $   58,000          $  417,000
        Pro forma                            $  (272,000)        $  235,000
     Basic income/(loss) per share
        As reported                             $  .00             $  .02
        Pro forma                               $ (.01)            $  .01
     Diluted income/(loss) per share
        As reported                             $  .00             $  .02
        Pro forma                               $ (.01)            $  .01

      During the first six months of 2004 stockholders' equity changed as a result of the exercise of warrants and options and charges for non-cash compensation. Common stock changed by $6,000 and additional paid in capital changed by $575,000 resulting from the exercise of warrants and stock options during the first six months. Further, additional paid in capital increased by $229,000 as a result of $30,000 in non-cash expense for employee severance costs and $199,000 in non-cash expense related to warrants granted for financial advisory services.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2004 AND 2003

      The following discussion of the Company's financial condition and the results of operations should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this document.

      The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that in addition to the description of historical facts contained herein, this report contains certain forward-looking statements that involve risks and uncertainties as detailed herein and from time to time in the Company's other filings with the Securities and Exchange Commission and elsewhere. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. These factors include, among others: (a) the Company's fluctuations in sales and operating results; (b) risks associated with international operations; (c) regulatory, competitive and contractual risks; (d) product development risks; and (e) the ability to achieve strategic initiatives, including but not limited to the ability to achieve sales growth across the business segments through a combination of enhanced sales force, new products, and customer service.

Critical accounting policies

      There  have  been  no  significant   changes  to  the  Company's  critical
accounting policies, which are included in the Company's 10KSB filing for the year ended December 31, 2003, during the six months ended June 30, 2004.

      The Company entered into several arrangements with third parties that funded Research and Development activities in 2003. No new arrangements were entered into during the first half of 2004. The 2003 arrangements included milestones that had to be achieved to receive payment. The Company recorded revenue based upon the lesser of costs incurred to date, or the milestone value (for the milestone value to be used, the milestone must be achieved). In 2003 the Company recognized sales and cost of sales totaling $60,000 from two separate arrangements for the performance of Research and Development activities.

Results of operations for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003

      Net sales were $6,264,000 for the six months ended June 30, 2004 as compared to $5,828,000 for the six months ended June 30, 2003, representing an increase of $436,000 or 7.5%. Direct sales, telemarketing sales and international sales continued as the primary sources of sales contributing approximately $5,314,000 or 84.8% of the net sales for the first six months of 2004 compared to $4,872,000 or 83.6% of the net sales for the same period in 2003. During the six months ended June 30, 2004, the Company continued its extensive program to market and distribute its primary product lines, the Rapid Drug Screen(R), its Rapid TEC(R) series and Rapid One(R), in addition to its oral fluid based test, the OralStat. The Company also introduced and began marketing its Rapid Reader. The Rapid Reader is a compact, portable device that, when connected to any computer, captures a picture of the test results on an ABMC drug screen using a high-resolution camera. The Rapid Reader's proprietary software analyzes this image and interprets the results. The information is then sent to a data management system, which enables the user to interpret, store, transmit and print the drug test results. The Company continued its programs for the development of diagnostic tests or test components using immunoassay lateral flow technology to diversify its product line into the areas of mycotoxin detection, HIV and respiratory diseases.

      Cost of goods sold for the six months ended June 30, 2004 was $2,897,000 or 46.2% of net sales as compared to $2,588,000 or 44.4% of net sales for the six months ended June 30, 2003. The increase in cost of goods sold is commensurate with the increase in sales. Gross margin percentages decreased in the first six months of 2004 primarily due to the complexity of assembly procedures related to new products. Management expects margins to improve as enhancements to the assembly procedures are implemented. Net sales and cost of sales for the first six months of 2003 included $60,000 billed to entities for which the Company performed R&D services, which did not recur in 2004.

      Operating expenses increased 10.1% to $3,274,000 in first six months of 2004 as compared to $2,974,000 in the same period in 2003. This increase of $300,000 is attributable to increases in sales and marketing expenses and general and administrative expenses offset by reductions in research and development.

      Included in operating expenses in the first half of 2004 are charges of $465,000 of which $240,000 is related to employee severance costs incurred in response to the changing needs of the business in January 2004, and $225,000 of professional fees, that are not expected to recur, related to the Company's investigation into allegations identified in an anonymous letter received by its independent accountants. As part of this response, an independent counsel performed an internal investigation. The employee severance costs included cash payments totaling $210,000 and non-cash charges of $30,000 related to the retention of options. Professional fees are included in general and administrative expenses and pertain to incremental legal and accounting fees.

Research and development

      Research and development ("R&D") expenses for the six months ended June 30, 2004 were $273,000 or 4.4% of net sales compared to $339,000 or 5.8% of net sales for the same period in 2003. The decrease in expense is primarily due to the redeployment of personnel to manufacturing from R&D in 2004 in response to increased sales. Management's strategy is to: focus on new product development to meet the changing needs of the point of collection drug of abuse testing market and to penetrate new segments of the market; develop test components for an HIV test currently under development for an unrelated party; seek and respond to Original Equipment Manufacturing ("OEM") development requests to leverage the Company's current technology; and develop new uses of immunoassay lateral flow technology including respiratory disease and mycotoxin detection, remains unchanged.

Selling and marketing expense

      Selling and marketing expense was $1,353,000 or 21.6% of net sales in the first six months of 2004, an increase of $39,000, from $1,314,000 or 22.5% of net sales in the same six months in 2003. This increase is primarily due to the addition of six field sales professionals during 2004, offset by the departure of two others. Increases in salaries and benefits, travel, entertainment, trade shows and equipment resulting from the additional field sales force has been offset by savings in commissions resulting from revisions to the commissions programs.

General and administrative expense

      General and administrative (G&A) expense was $87,000 higher in the first six months of 2004 than the same period in 2003. Total G&A expense for the six months ended June 30, 2004 was $1,408,000 or 22.5% of net sales compared to $1,321,000 or 22.7% of net sales in the first six months of 2003. Savings in personnel costs were offset by increases in patent and license expense, $225,000 in professional fees incurred in connection with the Company's response to an anonymous letter received by the Company's independent accountants, additional quality assurance costs resulting from additional personnel hired during 2003, and non-cash service fees totaling $199,000, stemming from a contract entered into in the fourth quarter of 2003 with Brean Murray & Co., Inc. This contract provided for the performance of financial advisory services by Brean Murray & Co., Inc in exchange for warrants to purchase 300,000 shares of common stock and a monthly cash payment. A copy of this agreement was filed as an Exhibit to the Company's 10-KSB for the year ending December 31, 2003. In June, at the request of the Company, Brean Murray & Co., Inc. agreed to surrender 150,000 of the aforementioned warrants and require no monthly cash payment in conjunction with the agreement. The Company released Brean Murray & Co., Inc. from any further financial advisory services obligations (a copy of this agreement is filed as an Exhibit to this 10-QSB).

Results of operations for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003

      Net sales were $3,192,000 for the three months ended June 30, 2004 as compared to $3,172,000 for the three months ended June 30, 2003, representing an increase of $20,000 or 0.6%. Direct sales, telemarketing sales and international sales combined to contribute approximately $2,763,000 or 86.6% of the net sales for the quarter compared to $2,693,000 or 84.9% in the second quarter of 2003. During the three months ended June 30, 2004, the Company continued its extensive program to market and distribute its primary product lines, the Rapid Drug
Screen and Rapid One, in addition to its oral fluid based test, the OralStat, and its recently developed Rapid TEC series.

      The Company continued its development of diagnostic tests or test components using immunoassay lateral flow technology to diversify its product line into the areas of mycotoxin detection, and respiratory disease. In addition, components for an HIV test are being manufactured for an unaffiliated third party, new drugs of abuse tests or test platforms are being developed to respond to the changing needs in the marketplace and to penetrate new market segments, and the Company is currently seeking and responding to inquiries for OEM opportunities to leverage its technology. Management believes that sales from its urine based drug test kits and the OralStat saliva based test will continue to grow as a result of this focus on the core business and new sales will increase from new product development.

      Cost of goods sold for the three months ended June 30, 2004 was $1,548,000 or 48.5% of net sales as compared to $1,418,000 or 44.7% of net sales for the three months ended June 30, 2003. The increase in cost of goods sold is commensurate with the increase in sales. The decrease in gross margin is associated with more complex procedures for assembling new products. Management expects margins to improve as enhancements to the assembly procedures are implemented.

      Operating expenses increased $102,000, or 6.9%, to $1,589,000 in the second quarter of 2004 as compared to $1,487,000 in the same period in 2003. This increase is attributable to increased research and development expenditures with the addition of a scientist and two technicians, increased sales expense resulting from the addition of new field sales professionals, and net increases in general and administrative expenses including $160,000 in professional fees incurred in connection with the Company's response to an anonymous letter received by its independent accountants.

      Management believes that the amount of research and development, sales and marketing and general and administrative costs may increase as the Company continues its focus on long term growth and creates the necessary infrastructure to: achieve its worldwide drug test marketing and sales goals, continue its penetration of the direct sales market, and leverage new product initiatives. However, management has implemented programs to control the rate of increase of these costs to be more consistent with the expected sales growth rate of the Company.

Research and development

      Research and development ("R&D") expenses for the three months ended June 30, 2004 were $144,000 or 4.5% of net sales compared to $133,000 or 4.2% of net sales for the three months ended June 30, 2003. The increase in expense is primarily due to several new positions added to the R&D group during 2003 and 2004. Additional resources were added as part of management's initiatives to: focus on new product development to meet the changing needs of the point of collection drug of abuse testing market, develop test components for an HIV test for an unaffiliated third party, and develop new uses of immunoassay lateral flow technology. Management expects increases in R&D expenses as it explores new markets and uses for its immunoassay technology.

Selling and marketing expense

      Selling and marketing expense was $725,000 or 22.7% of net sales in the second quarter of 2004, an increase of $31,000, from $694,000 or 21.9% of net sales in the same three months in 2003. This increase is primarily due to increases in salaries, benefits, travel and equipment costs associated with additions to the field sales force during 2004. These increases have been offset by savings in commissions resulting from changes to the commission plan structure and softer than expected sales in the second quarter of 2004.

General and administrative expense

      General and administrative expense increased by $60,000 in the second quarter of 2004 compared to the same period in 2003. Total G&A expense in the second quarter of 2004 was $720,000 or 22.6% of net sales compared to $660,000 or 20.8% of net sales in the three months ended June 30, 2003. Incremental legal and accounting fees of $160,000 resulting from the Company's response to an anonymous letter received by its independent accountants and non-cash compensation of $129,000 relating to an agreement for financial advisory services were offset by savings in salaries and wages, travel, entertainment and telephone expense resulting from a reorganization in January 2004.

LIQUIDITY AND CAPITAL RESOURCES AS OF JUNE 30, 2004

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

      The Company has working capital of $4,750,000 at June 30, 2004 as compared to working capital of $4,032,000 at December 31, 2003. The Company has historically satisfied its net working capital requirements, if needed, through cash generated by proceeds from private placements of equity securities with institutional investors. The Company has never paid any dividends on its common shares and anticipates that all future earnings, if any, will be retained for use in the Company's business and it does not anticipate paying any cash dividends.

      Net cash used in operating activities was $75,000 for the six months ended June 30, 2004 compared to net cash used in operating activities of $33,000 for the six months ended June 30, 2003. The net cash used in operating activities during the first six months of 2004 resulted primarily from net income associated with increased net sales and non-cash expenses, offset by increases in accounts receivable and prepaid expenses and reductions in accounts and wages payable. Prepaid expenses historically increase in the first half of the year as a result of several large insurance premiums paid for annual coverage. Reductions in accounts payable are as a result of increased cash flow.

      Net cash used in investing activities was $196,000 for the six months ended June 30, 2004 compared to net cash provided by investing activities of $27,000 for the same period in 2003. The net cash used in investing activities in 2004 was exclusively for investment in property, plant & equipment and was comprised of Rapid Reader devices and software, computer replacement and upgrade costs, a mold for a new product, and the purchase and installation of enhanced sales tracking and forecasting software. In the first half of 2003 cash provided by investing activities was comprised of proceeds from the sale of approximately 85 acres of land at the Company's headquarters in Kinderhook, NY totaling $150,000, offset by $123,000 for the purchase of property, plant and equipment.

      Net cash provided by financing activities was $637,000 for the six months ended June 30, 2004, primarily consisting of proceeds from the exercise of warrants totaling $528,000, proceeds from the exercise of options totaling $53,000, and borrowings on a line of credit totaling $132,000 for the purchase of inventory components. The line of credit is held by Hudson River Bank and Trust Company ("HRBT") and has a maximum available line of $350,000, not to exceed 70% of accounts receivable less than 60 days. The interest rate is .25% above the HRBT prime rate and the Company is required to pay the principal down to $0 for a 30 consecutive day period in each 12 months during which the line is available. Net cash used in financing activities in the first half of 2003 were comprised of borrowings on a line of credit totaling $40,000 and proceeds from a grant of $25,000 offset by payments on long-term debt and capital lease payments.

      At June 30, 2004, the Company had cash and cash equivalents of $1,308,000.

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

DISCLOSURE CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, the Company's President and CFO reviewed the Company's disclosure controls and procedures. Based on this evaluation, the Company, including the President and CFO, have concluded that the Company's disclosure controls and procedures are adequate to ensure the clarity and material completeness of the Company's disclosure in its periodic reports required to be filed with the SEC. Additionally, based upon this most recent evaluation, we have concluded that there were no significant changes in internal controls or other factors that could significantly affect the internal controls of the company subsequent to the date of evaluation.

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


                       PROPOSAL 1 - ELECTION OF DIRECTORS



TOTAL SHARES VOTED: 19,761,654           OUTSTANDING SHARES: 21,282,268
PERCENT OF SHARES VOTED: 92.3

      PROPOSAL NO. 1 - ELECTION OF DIRECTORS

      Director                For            Pct.      Withheld     Pct.
      --------                ---            ---       --------     ----

      Edmund Jaskiewicz       19,470,069    98.5        291,585      1.5
      Stan Cipkowski          19,348,517    97.9        413,137      2.1
      Richard P. Koskey       19,534,644    98.9        227,010      1.1
      Daniel W. Kollin        19,535,644    98.9        226,010      1.1
      Anthony Costantino      19,536,114    98.9        225,510      1.1

      All five nominees for election to the Board of Directors were elected.

      PROPOSAL #2 - OTHER MATTERS

      (NONE)

                  For               19,323,768    Pct     97.8
                  Against              220,350    Pct      1.1
                  Abstain              217,536    Pct      1.1

Item 5. Other Information

            On June 15, 2004, the Company's Board of Directors approved the payment of a monthly retainer in the amount of $8,000 effective July 1, 2004 to Edmund M. Jaskiewicz, the Company's President and a member of the Board of Directors, in exchange for his services as patent and trademark counsel to the Company and for his services as President. Mr. Jaskiewicz had previously billed the Company monthly for such services. Mr. Jaskiewicz's efforts on behalf of the Company have increased over the past months and the Company expects such efforts to continue in the short-term. In the fiscal year ended December 31, 2003, the Company paid Mr. Jaskiewicz an aggregate of $63,000 in fees for his services as patent and trademark counsel. As of June 30, 2004, this retainer agreement with the company is an oral agreement with no specific duration or termination date.

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

            10.19.1 Letter of Agreement dated June 21, 2004 by and between the Company and Brean Murray & Co., Inc. related to amendments made to the December 2, 2003 Financial Advisory Agreement and the surrender by Brean Murray & Co., Inc of 150,000 warrants to purchase common stock.

      (b) Reports on Form 8-K

            On April 15, 2004, the Company filed a Form 8-K related to the late filing of its 10-KSB for the fiscal year ending December 31, 2003 as a result of an internal independent investigation initiated by the Company in response to an anonymous letter received by its independent accountants.

            On June 14, 2004, the Company filed a Form 8-K related to the resignation of Donal V. Carroll from the Company's Board of Directors.

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


Dated: August 10, 2004