Form 10QSB
period 2004-09-30
AMERICAN BIO MEDICA CORP
filed 2004-11-12
CIK 896747

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934.
    For the quarterly period ended September 30, 2004.

|_| Transition report under Section 13 or 15(d) of the Securities
    Exchange Act of 1934.

     For the transition period from              to

                         Commission File Number: 0-28666

                         AMERICAN BIO MEDICA CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         New York                                             14-1702188
--------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)


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

      Yes |X|     No |_|

      State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

      21,282,268 Common Shares as of November 12, 2004

      Transitional Small Business Disclosure Format: Yes |_|  No |X|

                                     PART I
                              FINANCIAL INFORMATION

                    American Bio Medica Corporation
                            Balance Sheets                                      September 30,   December 31,
                                                                                   2004            2003
                                                                                (Unaudited)
                                                                                ------------    ------------
                               Assets
Current assets:
      Cash and cash equivalents                                                 $  1,172,000    $    942,000
      Accounts receivable, net of allowance of $105,000 at
       September 30, 2004 and December 31, 2003 respectively                       1,608,000       1,253,000
      Other receivables                                                                3,000           8,000
      Inventory                                                                    3,415,000       3,049,000
      Prepaid expenses and other current assets                                      158,000          78,000
                                                                                ------------    ------------

Total current assets                                                               6,356,000       5,330,000

Property, plant and equipment, net                                                 1,730,000       1,441,000
Other assets                                                                           5,000           7,000
                                                                                ------------    ------------

Total assets                                                                    $  8,091,000    $  6,778,000
                                                                                ============    ============

                Liabilities and Stockholders' Equity

Current liabilities:
      Accounts payable                                                          $    966,000    $    737,000
      Accrued liabilities                                                             97,000         153,000
      Wages payable                                                                  295,000         375,000
      Line of credit                                                                  33,000
      Current portion of mortgages and notes payable                                  83,000          25,000
      Current portion of unearned grant                                                8,000           8,000
                                                                                ------------    ------------

 Total current liabilities                                                         1,482,000       1,298,000

  Long term portion of mortgages and notes payable                                   635,000         651,000
  Long term portion of unearned grant                                                 67,000          67,000
                                                                                ------------    ------------

 Total liabilities                                                                 2,184,000       2,016,000
                                                                                ------------    ------------
Stockholders' equity:
    Preferred stock; par value $.01 per share; 5,000,000 shares authorized; none issued and outstanding
    Common stock; par value $.01 per share; 50,000,000 shares authorized;
     21,282,268 and 20,664,151 shares issued and outstanding at September 30,
     2004 and December 31, 2003 respectively

                                                                                     213,000         207,000
Additional paid-in capital                                                        18,763,000      17,959,000
Accumulated deficit                                                              (13,069,000)    (13,404,000)
                                                                                ------------    ------------

Total stockholders' equity                                                         5,907,000       4,762,000
                                                                                ------------    ------------

Total liabilities and stockholders' equity                                      $  8,091,000    $  6,778,000
                                                                                ============    ============


                 See accompanying notes to financial statements

                         American Bio Medica Corporation
                            Statements of Operations
                                   (Unaudited)

                                                     For The Nine Months Ended
                                                          September 30,
                                                 -------------------------------
                                                    2004             2003
                                                 ------------    ------------

Net sales                                        $  9,519,000    $  9,820,000
Cost of goods sold                                  4,293,000       4,282,000
                                                 ------------    ------------
Gross profit                                        5,226,000       5,538,000
                                                 ------------    ------------

Operating expenses:
    Research and development                          511,000         427,000
    Selling and marketing                           2,115,000       2,155,000
    General and administrative                      1,955,000       2,141,000
    Employee severance costs                          240,000
                                                 ------------    ------------
                                                    4,821,000       4,723,000
                                                 ------------    ------------
Operating income                                      405,000         815,000
                                                 ------------    ------------

Other income (expense):
   Other income / (expense)                            (2,000)        198,000
   Interest income                                      7,000           5,000
   Interest expense                                   (40,000)        (75,000)
                                                 ------------    ------------
                                                      (35,000)        128,000
                                                 ------------    ------------
Income before provision for income taxes              370,000         943,000
Provision for income taxes                            (35,000)
                                                 ------------    ------------
Net income                                       $    335,000    $    943,000
                                                 ============    ============

Basic income per common share                    $       0.02    $       0.05
                                                 ============    ============

Diluted income per common share                  $       0.02    $       0.04
                                                 ============    ============

 Weighted average shares outstanding -
    basic                                          21,154,781      20,616,347
 Dilutive effect of stock options and warrants        723,084         532,823
                                                 ------------    ------------
 Weighted average shares outstanding -
    diluted                                        21,877,865      21,149,170
                                                 ============    ============

                 See accompanying notes to financial statements

                         American Bio Medica Corporation
                            Statements of Operations
                                   (Unaudited)
                           For The Three Months Ended
                                                          September 30,
                                                 -----------------------------
                                                    2004             2003
                                                 ------------    ------------

Net sales                                        $  3,254,000    $  3,992,000
Cost of goods sold                                  1,396,000       1,694,000
                                                 ------------    ------------

Gross profit                                        1,858,000       2,298,000
                                                 ------------    ------------

Operating expenses:
    Research and development                          239,000          88,000
    Selling and marketing                             761,000         841,000
    General and administrative                        546,000         819,000
                                                 ------------    ------------
                                                    1,546,000       1,748,000
                                                 ------------    ------------

Operating income                                      312,000         550,000
                                                 ------------    ------------

Other income (expense):
   Interest income                                      2,000           3,000
   Interest expense                                   (12,000)        (27,000)
                                                 ------------    ------------
                                                      (10,000)        (24,000)
                                                 ------------    ------------
Income before provision for income taxes              302,000         526,000
Provision for income taxes                            (24,000)
                                                 ------------    ------------
Net income                                       $    278,000    $    526,000
                                                 ============    ============

Basic  income per common share                   $       0.01    $       0.03
                                                 ============    ============

Diluted income per common share                  $       0.01    $       0.02
                                                 ============    ============

 Weighted average shares outstanding -
    basic                                          21,282,268      20,629,722
 Dilutive effect of stock options and warrants        165,472         810,984
                                                 ------------    ------------
 Weighted average shares outstanding -
    diluted                                        21,447,740      21,440,706
                                                 ============    ============

                 See accompanying notes to financial statements

                         American Bio Medica Corporation
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                For The Nine Months Ended
                                                                                      September 30,
                                                                                ---------------------------
                                                                                    2004           2003
                                                                                -----------    -----------
Cash flows from operating activities:
 Net income                                                                     $   335,000    $   943,000
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                                   188,000        130,000
     Provision for doubtful accounts and returns                                                    35,000
     Non cash compensation expense                                                  228,000         47,000
     Gain on sale of land                                                                          (30,000)
     Changes in:
       Accounts receivable                                                         (354,000)    (1,519,000)
       Inventory                                                                   (366,000)       122,000
       Prepaid expenses and other current assets                                    (74,000)       (41,000)
       Accounts payable                                                             230,000        266,000
       Accrued liabilities                                                          (55,000)      (165,000)
       Wages payable                                                                (80,000)       406,000
                                                                                -----------    -----------
         Net cash provided by operating activities                                   52,000        194,000
                                                                                -----------    -----------

Cash flows from investing activities:
  Purchase of property, plant and equipment                                        (392,000)      (200,000)
  Proceeds from sale of land                                                                       150,000
                                                                                -----------    -----------
         Net used in investing activities                                          (392,000)       (50,000)
                                                                                -----------    -----------

Cash flows from financing activities:
  Proceeds from exercise of warrants                                                528,000
  Proceeds from exercise of options                                                  53,000         26,000
  Proceeds from grant                                                                               25,000
  Proceeds from sale of treasury stock                                                              55,000
  Debt payments, net of borrowings                                                  (44,000)      (146,000)
  Capital lease payments                                                                           (17,000)
  Net proceeds from line of credit                                                    33000          91000

                                                                                -----------    -----------
         Net cash provided by financing activities                                  570,000         34,000
                                                                                -----------    -----------

Net increase in cash and cash equivalents                                           230,000        178,000
Cash and cash equivalents - beginning of period                                     942,000        231,000
                                                                                -----------    -----------

Cash and cash equivalents - end of period                                       $ 1,172,000    $   409,000
                                                                                ===========    ===========

Supplemental disclosures of cash flow information Cash paid during the period for:
      Interest                                                                  $    40,000    $    75,000
      Issuance of note payable for purchase of equipment                             85,000
      Cash paid for income taxes                                                     35,000

                 See accompanying notes to financial statements

Notes to financial statements (unaudited)

                               September 30, 2004

Note A - Basis of Reporting

         The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items), which are considered necessary for a fair presentation of the financial position of American Bio Medica Corporation (the "Company" or "ABMC") at September 30, 2004, and the results of its operations, and cash flows for the nine-month and three-month periods ended September 30, 2004 and 2003. The results of operations for the nine-month and three-month periods ended September 30, 2004 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the Company's audited financial statements and related disclosures for the year ended December 31, 2003 included in the Company's Form 10-KSB.

         During the year ended December 31, 2003, the Company earned net income of $1,031,000 from net sales of $12,484,000, and had net cash provided by operating activities of $684,000. During the nine months ended September 30, 2004 and 2003, the Company had net sales of $9,519,000 and $9,820,000 respectively and earned net income of $335,000 and $943,000 respectively. Included in 2003 net income is $185,000 from the release of an accrual related to a 1998 royalty agreement terminated by mutual agreement in the second quarter of 2003. Included in the same period in 2003 is a gain on the sale of a portion of the land at the Company's Kinderhook, NY facility totaling $30,000. Net sales in the three months ended September 30, 2004 were $3,254,000, which resulted in net income of $278,000. The Company had net cash provided by operating activities of $52,000 for the nine months ended September 30, 2004, primarily as the result of net income, increases in accounts payables, and non-cash compensation. The Company continued to take steps to improve its financial prospects including focusing on research and development and sales and marketing. The Company continues to develop new products in response to market and customer demands. In the nine months ending September 30, 2004, the Company shipped its first order of Rapid Reader(TM) devices, a portable unit that interprets and records results of ABMC's drug testing products. The Company also completed development of, and launched, two new drug testing products; the Oralstat(R) oral fluids (saliva) drug screen and the RDS(R) InCup(TM), an all inclusive urine drug screen. The Company also continued its contract manufacturing operations by developing and producing a point of collection test for HIV. Additionally, the Company added seven new regional sales or sales support professionals in the first nine months of 2004. Finally, several changes in personnel including the separation of five employees were made in the first quarter of 2004 along with other measures to enhance profit margins.

NEW ACCOUNTING STANDARDS

         None.

Note B - Net Income Per Common Share

         Basic net income or loss per share is calculated by dividing the net income or loss by the weighted average number of outstanding common shares during the period. Diluted net income or loss per share includes the weighted average dilutive effect of stock options and warrants.

         Potential common shares outstanding as of September 30, 2004 and 2003:

                              September 30, 2004       September 30, 2003
                              ------------------       ------------------
  Warrants                           2,245,920             2,651,703
  Options                            4,321,080             5,054,000

         For the three months and nine months ended September 30, 2004 the number of securities not included in the dilutive EPS, because the effect would have been anti-dilutive, were 3,686,000 and 1,951,670 respectively. For the three months and nine months ended September 30, 2003 the number of securities not included in the dilutive EPS, because the effect would have been anti-dilutive, were 2,683,170 and 3,046,420 respectively.

         The following pro forma information gives effect to fair value of the Company options on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, volatility of 79% to 81% for 2004 and 81% to 85% for 2003, risk free interest rates ranging from 4.62% to 5.34% for 2004 and 4.35% to 5.25% for 2003, and an expected life of 10 years for both 2004 and 2003. The pro-forma net income represents nine months amortization of expense associated with the option grants.

                                        Nine months ended      Nine months ended
                                         September 30,          September 30,
                                             2004                   2003
                                      -------------------  ---------------------
Net Income/(loss):
      As reported                      $   335,000         $   943,000
      Pro forma                        $  (419,000)        $   379,000
Basic income/(loss) per share
     As reported                       $       .02         $       .05
     Pro forma                         $      (.02)        $       .02
Diluted income/(loss) per share
      As reported                      $       .02         $       .04
       Pro forma                       $      (.02)        $       .02

         During the first nine months of 2004 stockholders' equity changed as a result of the exercise of warrants and options and charges for non-cash compensation. Common stock changed by $6,000 and additional paid in capital changed by $575,000 resulting from the exercise of warrants and stock options during the first nine months. Further, additional paid in capital increased by $229,000 as a result of $30,000 in non-cash expense for employee severance costs and $199,000 in non-cash expense related to warrants granted for financial advisory services.

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

Item 2. Management's Discussion and Analysis or Plan of Operation

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

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

Critical accounting policies

         There have been no significant changes to the Company's critical accounting policies, which are included in the Company's 10-KSB filing for the year ended December 31, 2003, during the nine months ended September 30, 2004.

         The Company entered into several arrangements with third parties that funded Research and Development activities in 2003. No new arrangements were entered into during the first nine months of 2004. The 2003 arrangements included milestones that had to be achieved to receive payment. The Company recorded revenue based upon the lesser of costs incurred to date, or the milestone value (for the milestone value to be used, the milestone must be achieved). In 2003 the Company recognized sales and cost of sales totaling $60,000 from two separate arrangements for the performance of Research and Development activities.

Results of operations for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003

        Net sales were $9,519,000 for the nine months ended September 30, 2004 as compared to $9,820,000 for the nine months ended September 30, 2003, representing a decrease of $301,000 or 3.1%. This decrease in sales was primarily due to budget cuts related to a significant state contract for our Rapid Drug Screen product line. Direct, telemarketing and international sales continued as the primary sources of sales contributing approximately $8,166,000 or 85.8% of the net sales for the first nine months of 2004 compared to $8,308,000 or 84.6% of the net sales for the same period in 2003. During the nine months ended September 30, 2004, the Company continued its extensive program to market and distribute its primary product lines, the Rapid Drug Screen(R), the Rapid TEC(R) series and Rapid One(R) while expanding into other similar platforms using existing technology. Specifically during 2004 the Company introduced: the new OralStat oral fluids test designed and manufactured by the Company to replace a product previously supplied by an outside vendor, the RDS InCup, an all-inclusive point of collection urine drug test that incorporates collection and testing of the sample in a single device, and its Rapid Reader, a compact, portable device that, when connected to any computer, captures an image of the test results on an ABMC drug screen using a high-resolution camera. The Rapid Reader's proprietary software analyzes this image and interprets the results. The information is then sent to a data management system, which enables the user to interpret, store, transmit and print the drug test results. The Company also continued to expand its contract manufacturing program by developing and manufacturing immunoassay lateral flow products for the detection of infectious disease, mycotoxin and HIV.

        Cost of goods sold for the nine months ended September 30, 2004 was $4,293,000 or 45.1% of net sales as compared to $4,282,000 or 43.6% of net sales for the nine months ended September 30, 2003. The increase in cost of goods sold as a percentage of net sales is attributable to the development of new products and the complexity of processes necessary to manufacture these products. Management expects margins to improve as further enhancements to the assembly procedures are implemented. Net sales and cost of sales for the first nine months of 2003 included $60,000 billed to entities for which the Company performed R&D services, which did not recur in 2004.

        Operating expenses increased $98,000 or 2.1% to $4,821,000 in first nine months of 2004 when compared to $4,723,000 in the same period in 2003. This increase is attributable to increases in research and development expenses offset by decreases in selling and marketing expenses and general and administrative expenses.

     Included in operating expenses in the first nine months of 2004 are charges of $465,000 of which $240,000 is related to employee severance costs incurred in the first quarter of 2004 and $225,000 of professional fees (accounting and legal) related to the Company's investigation into allegations identified in an anonymous letter received by its independent accountants in February 2004. As part of this response, an independent counsel performed an internal investigation and found no evidence to support any of the allegations in the anonymous letter. The employee severance costs included cash payments totaling $210,000 and non-cash charges of $30,000 related to the retention of options. Professional fees are included in general and administrative expenses and pertain to incremental legal and accounting fees. Neither the employee severance costs nor the professional fees incurred for the investigation are expected to recur.

Research and development

         Research and development ("R&D") expenses for the nine months ended September 30, 2004 were $511,000 or 5.4% of net sales compared to $427,000 or 4.3% of net sales for the same period in 2003. The increase in R&D expense is primarily due to the development of several new products. The Company developed and introduced two new products, the OralStat oral fluids test, and the RDS InCup. Also, during the third quarter the Company continued to expand its contract manufacturing operations. Management's strategy is to: focus on new product development to meet the changing needs of the point of collection drug of abuse testing market and to penetrate new segments of the market; continue development of test components for an HIV test for an unrelated party; seek and respond to Original Equipment Manufacturing ("OEM") development requests to leverage the Company's current technology; and develop new uses of immunoassay lateral flow technology.

Selling and marketing expense

        Selling and marketing expense was $2,115,000 or 22.2% of net sales in the first nine months of 2004, a decrease of $40,000, from $2,155,000 or 21.9% of net sales in the same nine months in 2003. Increases in salaries and benefits, travel, entertainment, trade shows and equipment resulting from the additional field sales force has been offset by savings in commissions, resulting from revisions to the commissions programs in 2004.

General and administrative expense

        General and administrative (G&A) expense was $186,000 lower in the first nine months of 2004 than the same period in 2003. Total G&A expense for the nine months ended September 30, 2004 was $1,955,000 or 20.5% of net sales compared to $2,141,000 or 21.8% of net sales in the first nine months of 2003. Savings in personnel costs, office travel, bad debt expense and non-cash compensation were offset by increases in patent and license expense, insurance, $225,000 in professional fees (legal and accounting) incurred in connection with the Company's response to an anonymous letter received by the Company's independent accountants, additional quality assurance costs resulting from additional personnel hired during 2003, and non-cash service fees totaling $199,000, stemming from a contract entered into in the fourth quarter of 2003 with Brean Murray & Co., Inc. This contract provided for the performance of financial advisory services by Brean Murray & Co., Inc in exchange for warrants to purchase 300,000 shares of common stock and a monthly cash payment. A copy of this agreement was filed as an Exhibit to the Company's 10-KSB for the year ending December 31, 2003. In June 2004, at the request of the Company, Brean Murray & Co., Inc. agreed to surrender 150,000 of the aforementioned warrants and require no monthly cash payment in conjunction with the agreement. The Company released Brean Murray & Co., Inc. from any further financial advisory services obligations (a copy of this agreement was filed as an Exhibit to the Company's 10-QSB for the period ended June 30, 2004).

Results of operations for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003

         Net sales were $3,254,000 for the three months ended September 30, 2004 as compared to $3,992,000 for the three months ended September 30, 2003, representing a decrease of $738,000 or 18.5%. This decrease in sales was primarily due to budget cuts related to a significant state contract for our Rapid Drug Screen product line. Direct, telemarketing and international sales combined to contribute approximately $2,852,000 or 87.7% of the net sales for the quarter compared to $3,436,000 or 86.1% in the third quarter of 2003. During the three months ended September 30, 2004, the Company continued its extensive program to market and distribute its primary product lines, the Rapid Drug Screen, Rapid TEC series and Rapid One, in addition to its oral fluid based test, the new OralStat, and its recently developed RDS InCup, an all-inclusive point of collection urine drug test that incorporates collection and testing of the sample in a single device. The Company also continued to expand its contract manufacturing operations.

         The Company continued its development of diagnostic tests or test components using immunoassay lateral flow technology to diversify its product line into the areas of mycotoxin detection and infectious disease. In addition, work continued on; the manufacturing of components for an HIV test for an unaffiliated third party; new drugs of abuse tests or test platforms being developed to respond to the changing needs in the marketplace and to penetrate new market segments; and, evaluation of other contract manufacturing opportunities to leverage its technology. Management believes that sales from its urine based drug test kits and the OralStat oral fluid based test will grow as a result of this focus on the core business and new sales will increase from new product development.

        Cost of goods sold for the three months ended September 30, 2004 was $1,396,000 or 42.9% of net sales as compared to $1,694,000 or 42.4% of net sales for the three months ended September 30, 2003. The decrease in cost of goods sold is commensurate with the decrease in sales. Management expects margins to remain strong as it continues to seek further enhancements to the manufacturing and assembly processes.

         Operating expenses decreased $202,000, or 11.6%, to $1,546,000 in the third quarter of 2004 as compared to $1,748,000 in the same period in 2003. This decrease is attributable to increased research and development expenditures related to the development of new products and evaluation of contract manufacturing opportunities, decreased sales expense due to savings in commissions, and travel and entertainment expense. These savings were offset by higher salaries and benefits resulting from seven new regional sales managers and sales professionals hired during 2004 and net decreases in general and administrative expenses resulting from lower salaries, travel and entertainment, and bad debt expense which included a $35,000 adjustment to the allowance for doubtful accounts in 2003 that did not recur in 2004.

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

Research and development

        Research and development ("R&D") expenses for the three months ended September 30, 2004 were $239,000 or 7.3% of net sales compared to $88,000 or 2.2% of net sales for the three months ended September 30, 2003. The increase in expense is primarily due to several new positions added to the R&D group during late 2003 and 2004. Additional resources were added as part of management's initiatives to: focus on new products, develop test components for an HIV test for an unaffiliated third party, and develop new uses of immunoassay lateral flow technology including evaluation of new contract manufacturing opportunities. Management expects increases in R&D expenses as it continues to explore new markets and uses for its immunoassay technology.

Selling and marketing expense

        Selling and marketing expense was $761,000 or 23.4% of net sales in the third quarter of 2004, a decrease of $80,000, from $841,000 or 21.1% of net sales in the same three months in 2003. This decrease is primarily due to savings in commissions, trade shows and related expenses and travel commensurate with the decrease in net sales for the quarter.

General and administrative expense

        General and administrative expense decreased by $273,000 in the third quarter of 2004 compared to the same period in 2003. Total G&A expense in the third quarter of 2004 was $546,000 or 16.8% of net sales compared to $819,000 or 20.5% of net sales in the three months ended September 30, 2003. The decrease in G&A expense was primarily attributable to savings in salaries and wages, travel, entertainment, outside services fees, and bad debt expense which included an adjustment of $35,000 to the allowance for doubtful accounts in the third quarter of 2003.

LIQUIDITY AND CAPITAL RESOURCES AS OF SEPTEMBER 30, 2004

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

         The Company has working capital of $4,874,000 at September 30, 2004 as compared to working capital of $4,032,000 at December 31, 2003. The Company has historically satisfied its net working capital requirements, if needed, through cash generated by proceeds from private placements of equity securities with institutional investors. The Company has never paid any dividends on its common shares and anticipates that all future earnings, if any, will be retained for use in the Company's business and it does not anticipate paying any cash dividends.

         Net cash provided by operating activities was $52,000 for the nine months ended September 30, 2004 compared to net cash provided by operating activities of $194,000 for the nine months ended September 30, 2003. The net cash provided by operating activities during the first nine months of 2004 resulted primarily from net income, increases in accounts payable and non-cash expenses, offset by increases in accounts receivable and inventory, and decreases in accrued liabilities and wages payable. The Company incurred $228,000 of non-cash expense in the first nine months of 2004 related to a warrants issued for financial advisory services and options pertaining to employee severance costs.

         Net cash used in investing activities was $392,000 for the nine months ended September 30, 2004 compared to net cash used in investing activities of $50,000 for the same period in 2003. The net cash used in investing activities in 2004 was exclusively for investment in property, plant and equipment and included building improvements, the purchase of Rapid Reader devices and software, computer replacement and upgrade costs, tooling costs for a cavity mold for a new product, and the purchase and installation of enhanced sales tracking and forecasting software. In the first half of 2003 cash provided by investing activities was comprised of proceeds from the sale of approximately 85 acres of land at the Company's headquarters in Kinderhook, NY totaling $150,000, offset by $200,000 for the purchase of property, plant and equipment.

         Net cash provided by financing activities was $570,000 for the nine months ended September 30, 2004, primarily consisting of proceeds from the exercise of warrants totaling $528,000, proceeds from the exercise of options totaling $53,000, and borrowings on a line of credit totaling $132,000 for the purchase of inventory components. The line of credit is held by Hudson River Bank and Trust Company ("HRBT") and has a maximum available line of $350,000, not to exceed 70% of accounts receivable less than 60 days. The interest rate is ..25% above the HRBT prime rate and the Company is required to pay the principal down to $0 for a 30 consecutive day period in each 12 months during which the line is available. Net cash provided by financing activities in the first nine months of 2003 were comprised of borrowings on a line of credit totaling $103,000, proceeds from a grant of $25,000, proceeds from the exercise of options of $26,000 and the sale of treasury stock totaling $55,000, offset by payments on long-term debt and capital lease payments.

         At September 30, 2004, the Company had cash and cash equivalents of $1,172,000.

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

DISCLOSURE CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, the Company's CEO and CFO reviewed the Company's disclosure controls and procedures. Based on this evaluation, the Company, including the CEO and CFO, have concluded that the Company's disclosure controls and procedures are adequate to ensure the clarity and material completeness of the Company's disclosure in its periodic reports required to be filed with the SEC. Additionally, based upon this most recent evaluation, we have concluded that there were no significant changes in internal controls or other factors that have materially affected or are likely to materially affect the Company's internal control over financial reporting during the period covered by this report.

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

            10.22 Employment Agreement between the Company and Stan Cipkowski

      (b) Reports on Form 8-K

      On August 9, 2004, the Company filed a Form 8-K related to the appointment of Carl A. Florio to the Company's Board of Directors.

      On August 10, 2004, the Company filed a Form 8-K related to the resignation of PricewaterhouseCoopers LLP as the Company's independent registered public accounting firm.

      On August 19, 2004, the Company filed a Form 8-K/A-1 related to the resignation of PricewaterhouseCoopers LLP as the Company's independent registered public accounting firm.

      On August 20, 2004, the Company filed a Form 8-K/A-2 related to the Company's request for a letter from PricewaterhouseCoopers LLP ("PwC") addressed to the Securities and Exchange Commission stating whether or not it agreed with the statements made by the Company in the Form 8-K related to its resignation.

      On September 1, 2004, the Company filed a Form 8-KA-3 related to the Company's request for a letter from PricewaterhouseCoopers LLP ("PwC") addressed to the Securities and Exchange Commission stating whether or not it agreed with the statements made by the Company in the amendment to the Form 8-K related to its resignation.

      On September 27, 2004, the Company filed a Form 8-K related to the appointment of Stan Cipkowski as the Company's Chief Executive Officer, the appointment of Edmund Jaskiewicz as the Company's Chairman of the Board of Directors, and the appointment of Carl A. Florio to the Company's Audit, Compensation and Nominating Committees.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              AMERICAN BIO MEDICA CORPORATION
                              (Registrant)

                              By: /s/Keith E. Palmer
                              --------------------------------------------------
                              EVP of Finance, Chief Financial Officer and
                              Treasurer (Principal Accounting Officer and duly authorized Officer)

Dated: November 12, 2004