Form 10KSB
period 2004-12-31
AMERICAN BIO MEDICA CORP
filed 2005-03-31
CIK 896747

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period                to
                          ______________    ___________________

Commission File Number: 0-28666

                         American Bio Medica Corporation
                 (Name of Small Business Issuer in its charter)

                New York                               14-1702188
    (State or other jurisdiction of                       (IRS
     incorporation or organization)           Employer Identification No.)



             122 Smith Road                               12106
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

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      State issuer's revenues for its most recent fiscal year: $12,241,000

      The aggregate market value of 17,810,613 voting Common Shares held by non-affiliates of the issuer was approximately $16,341,237 based on the average bid and asked prices of the issuer's Common Shares, $.01 par value, as reported on the NASDAQ SmallCap Market on March 24, 2005.

      As of March 24, 2005, the issuer had outstanding 21,284,768 Common Shares, $.01 par value.

      The aggregate market value of 1,257,000 Common Share Purchase Warrants held by non-affiliates of the issuer was approximately $628,500 based on the average bid and asked price of the issuer's Common Share Purchase Warrants, as reported on the NASDAQ SmallCap Market on March 24, 2005.

      As of March 24, 2005, the issuer had outstanding 1,269,500 Common Share Purchase Warrants.

      Documents Incorporated by reference:

      (1) The Proxy Statement for the Annual Meeting of Shareholders for the year ending December 31, 2004 in Part III of this Form 10-KSB

      (2) Other documents incorporated by reference on this report are listed in the Exhibit Reference Table

      Transition Small Business Disclosure Format:  [ ] YES   [X] NO

                         American Bio Medica Corporation

                      Index to Annual Report on Form 10-KSB
                   For the fiscal year ended December 31, 2004


PART I.                                                                     PAGE
-------                                                                     ----

      Item 1.    Description of Business                                      1
      Item 2.    Description of Property                                     17
      Item 3.    Legal Proceedings                                           17
      Item 4.    Submission of Matters to a Vote of Security Holders         17

PART II

      Item 5.     Market for Common Equity and Related
                  Shareholder Matters                                        18
      Item 6.     Management's Discussion and Analysis or Plan of
                  Operations                                                 19
      Item 7.     Financial Statements                                       26
      Item 8.     Changes In and Disagreements With Accountants on
                  Accounting and Financial Disclosure                        26
      Item 8A.    Controls and Procedures                                    26

PART III

      Item 9.     Directors, Executive Officers, Promoters and Control
                  Persons; Compliance with Section 16(a) of the
                  Exchange Act                                               26
      Item 10.    Executive Compensation                                     27
      Item 11.    Security Ownership of Certain Beneficial Owners and
                  Management                                                 27
      Item 12.    Certain Relationships and Related Transactions             27
      Item 13.    Exhibits and Reports on Form 8-K                           27
      Item 14.    Principal Accountant Fees & Services                       27


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

PART I

      ITEM 1.     DESCRIPTION OF BUSINESS

Business Development

      Our Company was incorporated on April 2, 1986 under the laws of the State of New York under the name American Micro Media, Inc. On September 9, 1992, we filed an amendment to our Articles of Incorporation to change our name to American Bio Medica Corporation ("ABMC" or "the Company"). Our principal business office is located at 122 Smith Road, Kinderhook, New York, 12106. We also have a research & development ("R&D") and production facility located at 603 Heron Drive, Unit #3, Logan Township, New Jersey, 08085.

      In November 2001, we purchased our facility located in Kinderhook, New York from Avoba, Inc. for $950,000. Included in the purchase were the facility, its contents and 107 acres of land surrounding the facility. In March 2003, the Company sold approximately 85 acres of land at its Kinderhook facility to a third party.

Our Business

      We develop, manufacture and market immunoassay diagnostic test kits, primarily for the immediate, point of collection screening for drugs of abuse. Our drugs of abuse screening products offer health care, law enforcement, government, industrial safety and educational professionals, self-contained, one-step screening devices capable of identifying illicit drug use within minutes. In addition to our manufacture and distribution of drugs of abuse screening products, in late 2001 we also began performing contract strip manufacturing for other point of collection diagnostic companies. While we do not currently derive a significant portion of our revenues from contract manufacturing, we do expect to continue to explore additional applications for our technology and as a result contract manufacturing could become a greater portion of our revenues in the future. The overall immunoassay market is continually growing; in fact it is projected that by 2006, the revenues from immunoassay testing are expected to reach $17.6 billion. Our long-term objective is to provide an extensive product portfolio to this expanding immunoassay market.

      Our Products

      Rapid Drug Screen(R): We manufacture the Rapid Drug Screen, or RDS(R), our primary product line. The Rapid Drug Screen is a patented, rapid, point of collection test kit that detects the presence or absence of drugs of abuse in a urine specimen. We market the RDS as easy to-use, cost-effective and highly reliable. There have been a number of studies that have reported on the Rapid Drug Screen's accuracy and reliability, including the Rosita Roadside Study conducted in Europe which rated the Rapid Drug Screen products "Very Good" for user friendliness, the highest rating given to any of the products in the study. In addition, a study conducted by the Department of Health and Human Services ("DHHS") ranked the Rapid Drug Screen the most accurate multi-drug device for all drugs when compared to GC/MS, a laboratory test consisting of a combination of two microananlytical techniques: GC, a separation technique, and MS, an identification technique.

      We produce several versions (panels) of the Rapid Drug Screen. Each panel screens for a specified number of drugs (up to 10 classes of drugs)
simultaneously. We can also custom produce panels for the screening of any quantity or combination of the following classes of drugs: cocaine, THC (marijuana), opiates, amphetamine, PCP, benzodiazepines, methamphetamines, barbiturates, tricyclic antidepressants, methadone, MDMA (Ecstasy) (an illegal designer drug), oxycodone (a synthetic opiate found in several legitimate and effective pain medications, including OxyContin(R), but is being used by drug abusers to create a heroin-like high) and propoxyphene (a mild narcotic analgesic structurally related to methadone that can be habit forming and therefore abused).

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

      Our Rapid Drug Screen is currently marketed in the following standard configurations: two different 2-panel tests, three different 3-panel tests, two different 4-panel tests, four different 5-panel tests, one 8-panel tests, one 9-panel test and two different 10-panel tests.

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

      o Ten panel tests, designed for specific workplace markets that screens for the drugs of abuse from the eight panel test, as well as methadone and propoxyphene or as well as methadone and oxycodone.

      We can also produce, on special order, or if a market demands, tests that can screen for any quantity (from two - ten) or configuration of classes of drugs. In 2004, we redesigned the graphics on the front of our RDS cards. We removed the drug names from the card and began printing their abbreviation on the testing strips themselves. This enables us to produce custom configurations more efficiently, more cost-effectively and enables us to supply such special orders to our customers even faster.

      Rapid One(R): We manufacture the Rapid One product line which consists of 13 single drug tests, each of which screens for the presence or absence of drugs of abuse in a urine specimen. The Rapid One product line utilizes the same technology as the Rapid Drug Screen. It includes a single dip platform, an identification and date area, and does not require the use of pipettes or reagents. The Rapid One is designed for correctional facilities and other markets where the person subject to substance abuse testing is known to use a specific drug. It can also be used to enhance a Rapid Drug Screen by means of allowing screening of an additional drug. The Rapid One product line consists of the following 13 classes of drugs: cocaine, THC (marijuana), opiates (available at either 300 ng/ml or 2000 ng/ml), amphetamine, PCP, benzodiazepines, methamphetamines, barbiturates, tricyclic antidepressants, methadone, oxycodone, MDMA (Ecstasy) and propoxyphene

      Rapid Tec(R): In August 2001, we launched a new version of the Rapid One called the Rapid Tec, in which one individual drug testing strip would include the chemistry to detect more than one class of drug. The Rapid Tec is designed for those customers who require a less expensive product but still need to test for more than one drug of abuse utilizing one urine sample. The Company currently offers the following versions of the Rapid Tec:

      o     Rapid Tec-2: screens for THC and cocaine
      o     Rapid Tec-3: screens for THC, cocaine and methamphetamines
      o     Rapid Tec-4: screens for THC, cocaine,  methamphetamines and opiates
            300
      o     Rapid Tec-5: screens for
                  THC, cocaine, opiates, amphetamines and benzodiazepines; or THC, cocaine, amphetamine, PCP and opiates 300

      OralStat(R): In July 2004, we began manufacturing an oral-fluid based point of collection device called the OralStat (we had previously licensed a product from ANSYS Technologies, Inc. that we also sold under the trademark of OralStat). Manufacturing the OralStat enables us to better control costs, quality and delivery to our customers. Our New OralStat is a patent-pending, innovative point of collection testing system for the detection of drugs of abuse in oral fluids. The technology of OralStat provides test results within minutes with enhanced sensitivity and detection comparable to laboratory based oral fluids tests. OralStat can simultaneously test for six drugs in each device. Currently, the assays available on the OralStat are amphetamines, methamphetamine, benzodiazepine, cocaine, methadone, opiates, PCP and marijuana.

      The test requires no messy saliva collection or handling. Pending submission for FDA 510(k) clearance, the product is labeled and made available "for forensic use only", which means for use in legal determinations only; it is not intended or promoted for a health or medical use or purpose.

      We shipped our first order of our New OralStat in July 2004 and throughout 2004, the New OralStat has been well received by both current and new customers.

      Rapid Tec Cup(TM): In July 2001, we began providing contract strip manufacturing to Starplex Scientific, Inc. ("Starplex"). As a result of this relationship, in December 2002, we entered into a private-label agreement with Starplex Scientific, Inc for its point of collection drugs of abuse self-contained cup. We adopted the trademark of Rapid Tec Cup for this product, as the strip utilized in the product is the same as in our Rapid Tec product line. Currently we offer a five (5) panel cup that tests for THC, cocaine, opiates, amphetamines and PCP. We expect the Rapid Tec Cup will be useful in the Corporate/Workplace and Corrections/Government markets where a self-contained product may be required.

      In April 2004, we ceased providing contract manufacturing services for Starplex and discontinued selling the Rapid Tec Cup product and in July 2004 we began marketing and selling our new all-inclusive cup product. For more information on our new product, see "RDS InCup(TM)" on this page.

      Rapid Reader(TM): In 2003, we conceived the Rapid Reader, a compact, portable device that, when connected to any computer, captures a picture of the test results on an ABMC drug screen using a high-resolution camera. The Rapid Reader's proprietary software analyzes this image and interprets the results. The information is then sent to a data management system, which enables the user to interpret, store, transmit and print the drug test results. The Rapid Reader system can only be used to interpret and record the results of ABMC drug screens. As this product virtually eliminates human error in the interpretation and recording of drug screen results and allows secure electronic sharing and storing of test results, the Rapid Reader may alleviate concerns any potential customer may have about using point of collection drug tests. The Company does not expect sales of the Rapid Reader alone to materially impact sales, rather it will enable them to secure the business of customers that would otherwise not use a point of collection drug test thereby increasing sales of the Company's drug screens.

      In February 2004, we shipped our first order of Rapid Reader devices and since that time, the Rapid Reader continues to be well received by current and new customers. Pending submission for FDA 510(k) clearance, the product is labeled and made available "for forensic use only", which means for use in legal determinations only; it is not intended or promoted for a health or medical use or purpose.

      RDS InCup(TM): In July 2004, we began manufacturing and shipped our initial order of the RDS InCup, a new product for the drugs of abuse testing market. The RDS InCup is an all-inclusive point of collection urine drug test that incorporates collection and testing of the sample in a single device, and is available in configurations of 2 to 12 drugs per device. Once the donor provides a sample the results are available within a few minutes without any manipulation of the sample or the device.

      The RDS InCup is an extension of the Rapid Drug Screen line of tests using the same FDA Cleared RDS test strips and offers customers a fast, accurate and easy method for determining the drug use status of an individual.

      Since this initial order from a criminal justice agency, the RDS InCup continues to be well received by customers in our core markets.

      Contract Manufacturing

      Through the fiscal year ending December 31, 2004, we provided bulk strip contract manufacturing services to a number of point of collection diagnostic companies. Currently we manufacture test components for the detection of TB

(Tuberculosis; a highly contagious disease responsible for more deaths than any other infectious disease according to the World Health Organization), HIV (Human Immunodeficiency Virus; the virus that causes AIDS) and RSV (Respiratory Syncytial Virus; the most common cause of lower respiratory tract infections in children worldwide) for three non-affiliated companies. We do not currently derive a significant portion of our revenues from contract manufacturing.

Our Markets

      Corporate/Workplace

      We sell all of our products to this market, primarily through our direct sales force. We also have a nationwide network of distributors and administrators of workplace drug testing programs that sell our drugs of abuse product line in this market. We believe that the market for utilization of point of collection drug screens for pre-employment and random employee testing is expanding.

      o The Office of National Drug Control Policy ("ONDCP") reports that in 2000, Americans spent an estimated $36 billion on cocaine, $11 billion on marijuana, $10 billion on heroin, $5.4 billion on methamphetamine, and $2.4 billion on other illegal substances. In addition, in 1992 the overall cost of drug abuse to society was approximately $102 billion. The projected overall cost reached $160.7 billion in 2000.

      o According to the 2003 SAMHSA National Survey on Drug Use and Health (formerly the National Household Survey on Drug Abuse), released in September 2004, of the 16.7 million illicit drug users aged 18 or older in 2003, 12.4 million (74.3 percent) were employed either full or part time.

      o The U.S. Department of Labor estimates that drug use in the workplace costs employers approximately $81 billion annually in lost time, accidents, health care and workers' compensation costs.

      According to the American Management Association ("AMA"), drug testing of employees is performed by 61.8% of the U.S. firms surveyed in 2004. For the reasons stated above, not only are there financial benefits of drug testing, but a drug-free environment is a safer one. Incentives encourage employers to adopt Drug Free Workplace Programs. Drug testing is an integral part of a Drug Free Workplace Program. In some states, there are workman's compensation and unemployment insurance premium reductions, tax deductions and other incentives for adopting these programs. The Drug Free Workplace Act requires employers receiving federal contracts of $100,000 or more to enact a Drug Free Workplace program (the Federal Acquisition Streamlining Act of 1994 ("FASA") raised the threshold of contracts covered by the Drug Free Workplace Act from $25,000 to those exceeding $100,000).

      Government, Corrections and Law Enforcement

      Our direct sales team sells our drugs of abuse screening products in this market. This market includes federal, state and county level agencies, including correctional facilities, pretrial agencies, probation, drug courts and parole departments at the federal and state levels and juvenile correctional facilities.

      According to the Bureau of Justice Statistics ("BOJ"), 6.9 million people, or 3.2% of all U.S. adult residents, were on probation, in jail or prison, or on parole at year-end 2003. BOJ also reported that state and federal prison authorities had under their jurisdiction 1,470,045 inmates at year end 2003:
1,296,986 under state jurisdiction and 173,059 under federal jurisdiction. In addition, local jails held or supervised 762,672 persons awaiting trial or serving a sentence at mid-year 2003. The Federal Bureau of Prisons reported that of those inmates in federal prisons, 55.1% were sentenced as drug offenders.

      Almost all persons (99%) on parole or probation, and a significant number of those individuals within federal, state and local correctional facilities and jails, have one or more conditions to their sentence required by the court or probation agency including periodic drug testing and substance abuse treatment. Our products are aimed at this and other similar markets.

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

            International Markets

      We sell our products primarily through distributors in this market. We have entered into distribution agreements with companies in several countries and are pursuing a course of multinational distribution of our products through both clinical and non-clinical distribution companies. As of January 2005, we had 33 distributors or customers representing 27 foreign countries.

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

            Consumer/Over-the-Counter

      Our drugs of abuse screening products are not currently available for sale in this market, as we have not yet received the necessary marketing clearance from FDA. In December 2003, FDA issued a revised draft guidance for manufacturers of drug abuse screening tests that updated two previous draft guidances published in 2000 thereby clarifying current FDA thinking for both laboratory and non-laboratory (workplace, sports, insurance, and home) tests. The Company is currently evaluating these new guidelines to determine whether to obtain the required marketing clearance to sell in this market in the future.

            Educational Market

      According to the 2004 University of Michigan Monitoring the Future study, 15% of 8th graders, 31% of 10th graders and 39% of 12th graders had used an illicit drug within the 12 months prior to the study. Furthermore, the study reported that over half (51%) of young people have tried an illicit drug by the time they finish high school. We believe our products could be an integral part of helping schools test due to their ease of use and immediate, accurate results.

      In June 2002, the Supreme Court, ruled that public middle and high schools can require drug tests for students in extracurricular activities including band, choir, and other activities without violating their privacy rights. Drug tests can be required without any suspicion of drug use, and applies to students in grades 7 through 12 who sign up for activities such as cheerleading, band, academic teams, and other extracurricular activities. Students can be tested at the start of the school year and then randomly throughout the year. It is our opinion that, with this decision, schools will be more likely to implement a drug-testing program. We did not focus considerable sales and marketing efforts in this market in 2004 so therefore sales in this market are currently minimal. The Company may expend more efforts in the future and may therefore see more significant sales in this market in the future.

            Additional Markets

      We believe that the Department of Transportation ("DOT") and the federally regulated markets could be a future market for our products. Presently, the DOT market is not available to any point of collection drug of abuse testing device. Federal law requires that anyone with a commercial driver's license be randomly tested for use of drugs of abuse and that certified laboratories be used in these testing situations. We believe that there is potential for growth in this market as the regulatory agencies are considering implementing new guidelines that will permit the use of point of collection drug testing devices.

            Product Distribution

      We have a two-pronged distribution strategy that focuses both on growing business through our direct sales team and with valued third party distribution partners. We sell our products primarily through a staff of highly experienced and well-trained sales professionals with drugs of abuse testing experience. In addition we sell through third party distribution channels.

      Our direct sales force consists of a vice president of sales & marketing, a director of business development, eleven (11) domestic regional sales managers, an international sales manager and a staff of inside sales representatives. They call on non-clinical accounts directly and support our worldwide distribution network. We also employ a marketing manager. We intend to promote our products through direct mail campaigns, selected advertising, participation at high profile trade shows, use of key point of collection advocate consultants and other marketing activities.

      We have entered into non-exclusive, non-clinical domestic market distribution agreements, as well as exclusive and non-exclusive non-domestic market distribution agreement, with a number of distributors. These agreements permit our distributors to sell non-competitive products of other manufacturers and permit us to sell our test kits to other distributors within and outside the territory of each distributor, except in those instances in which exclusive distribution rights may have been granted. The agreements are cancelable by either us or the distributor upon 30 days written notice.

      We will continue to recruit and utilize third party distribution partners for select markets, including corporate/workplace, government/corrections/law enforcement, international and education, in addition to selling directly in these markets and to key customers. We intend to enter into a distribution agreement with a multi-national diagnostics company for sales to the clinical market.

            Competition

      Competition to our point of collection urine-based products comes from point of collection tests developed by companies including, but not limited to, Varian Inc., Medtox Scientific, Inc., Biosite Diagnostics and a number of smaller diagnostic companies.

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

      There are also a number of companies with products that are competitive with our Rapid Reader device. These companies have also been promoting their products longer and have more experience in the drug testing data management market. However, it is our opinion that our Rapid Reader is unrivaled in the market as not only does it store, transmit and print the results of our drug tests but it also interprets the results of our drug tests, virtually eliminating the possibility of human error.

            Manufacturing

      We own a 30,000 square foot facility in Kinderhook, New York, which houses assembly and packaging of our products in addition to administration. We continue to contract-out the printing and manufacture of specimen cup components of the Rapid Drug Screen. We do not manufacture the Rapid Reader product. In addition to manufacturing all of our own individual test strips, we manufacture test strips for HIV, Tuberculosis, and RSV for unaffiliated third parties.

      We lease a 9,200 square foot R&D and production facility in Logan Township, New Jersey that houses research and development and bulk strip manufacturing.

      Our present manufacturing equipment is sufficient to produce 200,000 drug test kits per month, assuming one shift per day, five days per week. As of the date of this report, we are running two shifts per day, 5 days a week. In the fiscal year ending December 31, 2004, we sold approximately 3.2 million test kits. Our facilities in Kinderhook, New York and Logan Township, New Jersey would allow us to increase our production capacity if additional personnel are hired and more equipment is installed. We could further increase capacity with additional shifts. We expect to add additional assembly/packaging personnel and/or equipment as production needs increase. (See Item 2. Description of Property on page 17).

      We currently have approximately seventy five (75) suppliers who provide us with the raw materials necessary to manufacture our drug testing strips and our drugs of abuse screening products. (See Risk Factors beginning on page 10.)

            Patents and Trademarks/Licenses

      To date, we have been granted twenty three (23) patents related to the Rapid Drug Screen and/or Rapid One product lines, including four (4) U.S. design patents and four (4) utility patents. We currently have eight (8) United States patent applications, and four (4) foreign patent applications pending.

      We have registered the "Rapid Drug Screen" trademark in the United States, Canada, Mexico, Chile, Europe and Russia. We have also registered Rapid One and its logo, Rapid TEC and its logo, RDS and OralStat in the United States. We have eight (8) additional trademark applications pending in the United States. There can be no assurance that the additional patents and/or trademarks will be granted or that, if granted, they will withstand challenge. (See "Risk Factors - Intellectual Property Rights" on page 14).

      In connection with the settlement of a patent infringement suit we filed against numerous parties in April 2001, we have a licensing and royalty agreement with Phamatech, Inc. ("Phamatech"), under which we were paid a licensing fee and will continue to be paid a percentage of revenues on versions of the Phamatech product that infringe on our Rapid Drug Screen patent. As of the date of this report, Phamatech no longer sells the versions of their product that infringe on our Rapid Drug Screen patent.

            Research and Development

      We currently manufacture all of our individual drug testing strips. Our R&D efforts are continually focused on enhancing and/or maintaining the performance and reliability of our drug testing strips. In addition, this fiscal year, our R&D team completed development of our OralStat oral fluid point of collection drug test and completed development of the RDS InCup, our all-inclusive point of collection device. The R&D team also continues the development process on contract manufacturing projects. Our R&D expenditures were $606,000 for the fiscal year ending December 31, 2004 and $639,000 for the fiscal year ending December 31, 2003.

            Government Regulations

      The development, testing, manufacture and sale of our drugs of abuse screening products and possible additional biomedical products, are subject to regulation by the United States and foreign regulatory agencies. Pursuant to the Federal Food, Drug, and Cosmetic Act, and the regulations promulgated thereunder, the FDA regulates the pre-clinical and clinical testing, manufacture, labeling, distribution and promotion of medical devices. If the Company fails to comply with applicable requirements it may be subject to fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant pre-market clearance or pre-market approval for devices, withdrawal of marketing clearances or approvals and criminal prosecution.

      Our products fall under the category of 510(k) submissions to FDA. A 510(k) is a premarketing submission made to FDA to demonstrate that the device to be marketed is as safe and effective, that is, substantially equivalent, to a legally marketed device that is not subject to premarket approval ("PMA"). Applicants must compare their 510(k) device to one or more similar devices currently on the U.S. market and make and support their substantial equivalency claims. A legally marketed device is a device that was legally marketed prior to May 28, 1976 (preamendments device), or a device that has been reclassified from

Class III to Class II or I, or a device which has been found to be substantially equivalent to such a device through the 510(k) process, or one established through Evaluation of Automatic Class III Definition. The legally marketed device(s) to which equivalence is drawn is known as the "predicate" device(s). Applicants must submit descriptive data and, when necessary, performance data to establish that their device is substantially equivalent to a predicate device.

      Although FDA clearance is not required for non-clinical markets (such as corporate/workplace and government/corrections), it is required for clinical markets (such as hospitals and physicians). The Company continues to explore a relationship with a multi-national diagnostics company to distribute our products in this market. When such a relationship is established, we believe that clinical markets could become a major marketplace for our drug screening products.

      We have received 510(k) clearance for our nine (9) panel Rapid Drug Screen test. With this approval and the approvals obtained related to our Rapid One dipsticks, we can offer a variety of combinations to meet customer requirements, both in multiple panel tests and individual Rapid One tests. In addition, the testing strips contained in the RDS InCup are the same as those testing strips contained within the RDS. Therefore, the RDS InCup can be offered in a variety of combinations to meet customer requirements.

      In November 2004, we received our third 510(k) clearance related to our Rapid TEC product line (we previously received clearances in 2002 and 2003). With this third clearance ABMC can provide clinical customers with various configurations of two (2) to fourteen (14) classes of drugs of abuse. Neither the OralStat nor the Rapid Reader has received 510(k) clearance from FDA and is currently available for "forensic use only".

      Furthermore, in order to sell our products in Canada after November 2003, the Company must comply with ISO13485, the International Standards Organization's Directive for Quality Systems for Medical Devices (MDD or Medical Device Directive), and in order to sell our products in the European Union after November 2003, the Company must obtain CE marking for our products (in the European Union, a "CE" mark is affixed to the product for easy identification of quality products). Collectively, these standards are similar to the U.S. Federal Regulations enforced by FDA, and are a reasonable assurance to the customer that the manufacturing of our products is conducted in a consistent manner to help ensure that quality, defect-free goods are produced. We received approval and the right to bear the CE mark on all our products in January 2004, meaning that our products comply with the essential requirements of the In Vitro Diagnostic Directive 98/79/EC and may be legally marketed within the European Union and display the CE Mark. We received our ISO13485 compliance certification in October 2004 and we are in the process of acquiring the license to sell our products in Canada.

      Employees

      Currently, we have approximately 120 employees, of which 102 are full-time and 18 are part-time. None of our employees are covered by collective bargaining agreements, and we believe our relations with our employees are good.

      Risk Factors

We have a limited operating history, which may make it difficult to accurately forecast our future revenues and other operating results.

      We began selling our drugs of abuse screening products in 1996 and began providing contract manufacturing services for other companies in late 2001. As a result, we have only a limited operating history upon which one may evaluate our business and prospects. Our limited operating history may make it difficult or impossible for analysts or investors to accurately forecast regarding our future revenues and other operating results and the price of our securities could decline substantially.

We have a history of incurring net losses since we were formed.

      Since inception in 1992 through the fiscal transition period ended December 31, 2001, we incurred net losses. We began earning profits in the fiscal year end December 31, 2002. In the year ended December 31, 2004, we earned net income of $266,000. As of December 31, 2004, we have an accumulated deficit of $13.1 million. We expect to continue to make substantial expenditures for sales and marketing, product development and other purposes. Our ability to maintain profitability in the future will primarily depend on our ability to increase sales of our products, reduce production and other costs and successfully introduce new products and enhanced versions of our existing products into the marketplace. We cannot assure that we will be able to increase our revenues at a rate that equals or exceeds expenditures. Our failure to do so will result in our incurring additional losses.

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

      In addition, we only began selling our drugs of abuse product line in 1996, and cannot yet predict whether they will gain further widespread market acceptance. Achieving market acceptance for our drug tests will require substantial marketing efforts and expenditure of significant funds to inform potential distributors and customers of the distinctive characteristics, benefits and advantages of our test kits. Our Rapid TEC was introduced into the non-clinical markets in March 2002, our Rapid Reader was introduced into the non-clinical markets in early 2004 and our new OralStat and RDS InCup were introduced into the non-clinical markets in July 2004. We have no history upon which to base market or customer acceptance of these products. Introduction of the Rapid TEC, Rapid Reader, our new OralStat and RDS InCup have required, and may continue to require substantial marketing efforts and expenditure of funds.

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

      We currently have approximately seventy five (75) suppliers who provide us with the raw materials necessary to manufacture our drug testing strips and our drugs of abuse screening products. The loss of one or more of these suppliers, the non-performance of one or more of their materials or the lack of availability of raw materials could suspend our manufacturing process related to our drugs of abuse products. This interruption of the manufacturing process could impair our ability to fill customers' orders as they are placed, which would put us at a competitive disadvantage.

      Furthermore, we rely on a number of third parties for supply of the raw materials necessary to manufacture the test components we supply to other diagnostic companies under contract manufacturing agreements. The loss of one or more of these suppliers could suspend the strip manufacturing process and this interruption could impair our ability to perform contract manufacturing services.

We have a significant amount of raw material and "work in process" inventory on hand that may not be used in the next twelve months if the expected configuration of sales orders are not received at our projected levels.

      We currently have approximately $2.2 million in raw material components for the manufacture of our product, and $2 million of manufactured testing strips, or "work in process" inventory at December 31, 2004. The raw material components may be retained and used in production indefinitely, however, we may be required to dispose of unused manufactured testing strips during the year if sales orders are not received for devices containing these manufactured testing strips. Even with a significant increase in sales during 2005, we still may not be able to use all of the raw materials or strips within twelve months, if the sales orders received are not for devices that would utilize these manufactured testing strips or raw material components. We have established a $100,000 reserve in 2004 for obsolete or slow moving inventory but there can be no assurance that this reserve will be adequate for 2005 and/or that it will not have to be increased.

We depend on our Research & Development ("R&D") team for product development and/or product enhancement.

      Product development and/or enhancement are performed by our R&D team. There can be no assurance that our R&D team can successfully complete the enhancement of our current products and/or complete the development of new products. Furthermore, the loss of one or more members of our R&D team could result in the interruption or termination of new product development and/or current product enhancement, affecting our ability to provide new or improved products to the marketplace, which would put us at a competitive disadvantage.

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

      We are dependent on the expertise and experience of our senior management such as Stan Cipkowski, Chief Executive Officer, Keith E. Palmer, Chief Financial Officer, Martin Gould, Chief Scientific Officer and Todd Bailey, Vice President, Sales & Marketing for our future success. The loss of Messrs. Cipkowski, Palmer, Gould and/or Bailey could negatively impact our business and results of operations. We do not maintain key man insurance for any of our management employees. Our Chief Scientific Officer and other scientific personnel are not bound by employment or non-competition agreements.

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

      Approval from FDA is not currently required for the sale of our products in non-clinical markets, but is required in the clinical and over-the-counter ("OTC") markets. Although our drugs of abuse products have met FDA requirements for professional use, we have not obtained OTC clearance from FDA. The workplace market is one of our primary markets and if any additional FDA clearance(s) is/are required to sell in this market, this additional cost may cause us to raise the price of our products making it difficult to compete with other point of collection products or laboratory based testing, thereby negatively impacting our revenues. Furthermore, there can be no assurance that if we are required to apply for additional FDA clearances they will be granted. If such clearance(s) is/are not granted, we would be unable to sell our products in the workplace market and our revenues would be negatively impacted. Although we are currently unaware of any changes in regulatory standards related to the clinical and OTC markets, if regulatory standards were to change in the future, there can be no assurance that FDA will grant us the approvals, if and when we apply for them, required to comply with the changes.

We rely on intellectual property rights, and we may not be able to obtain patent or other protection for our technology, products or services.

      We rely on a combination of patent, copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary technology, products and services. We also believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements and name recognition are essential to establishing and maintaining our technology leadership position. Our Chief Scientific Officer and other scientific personnel are not bound by employment or non-competition agreements. All personnel are bound by non-disclosure agreements. If personnel leave our employment, in some cases we would be required to protect our intellectual property rights pursuant to common law theories, which may be less protective than provisions of employment, non-competition or non-disclosure agreements.

      We seek to protect our proprietary products under trade secret and copyright laws, which afford only limited protection. We currently have a total of twenty three (23) U.S. and foreign patents relating to the Rapid Drug Screen and/or Rapid One product line. We have additional patent applications pending in the United States, and other countries, related to our drugs of abuse products. We have trademark applications pending in the United States. Certain trademarks have been registered in the United States and in other countries.

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

      In connection with our sale of 1,408,450 common shares for $2,000,000 ($1.42 per share) in a private placement to Seaside Partners, L.P. ("Seaside") on April 28, 2000, we issued a 5-year warrant to Seaside to purchase 953,283 common shares of our stock at an exercise price of $1.17 per share. To settle a penalty owed to Seaside because of a late effective registration statement, we adjusted the exercise price of the 953,283 warrant shares from $1.17 to $0.95 in

February 2001. In November 2003, the Seaside warrant was transferred and the common shares underlying the exercise of the warrants and respective rights and obligations under the Common Stock Purchase Agreement were assigned to Steven Grodko ("Grodko"). Throughout the fiscal year ended 2004, Grodko exercised a total of 553,283 warrants, leaving a balance of 400,000 warrants.

      In May 2001, we issued a 5-year warrant to purchase 200,000 common shares of our stock at an exercise price of $1.50 per share to Brean Murray & Co., Inc. ("Brean Murray") as compensation for their services as a financial advisor.

      On August 22, 2001, we issued warrants ("Private Placement Warrants"), exercisable during a 54 month period beginning February 22, 2002, to purchase 1,274,500 common shares of our stock at an exercise price of $1.05 per share in connection with the private placement of 2,549,000 shares of common stock (the 1,274,500 warrants issued in connection with the August 2001 private placement trade on the National Association of Securities Dealers Automated Quotations ("NASDAQ") SmallCap Market and may be hereafter referred to as the "trading warrants"). We also issued, on August 22, 2001, warrants, exercisable during a 54 month period beginning February 22, 2002, to purchase a total of 203,920 common shares of our stock at an exercise price of $1.20 per share, of which warrants to purchase 152,940 common shares were issued to Brean Murray as compensation for their services as placement agent and warrants to purchase 12,745 common shares were issued to Axiom Capital Management, Inc., warrants to purchase 5,735 common shares were issued to Jeffrey Goldberg, warrants to purchase 16,250 common shares were issued to Barry Zelin, and warrants to purchase 16,250 common shares were issued to David L. Jordon, each for their services as sub-agents of Brean Murray. In the fiscal year end December 31, 2004, 2,500 trading warrants were exercised, leaving a balance of 1,272,000 trading warrants.

      On November 15, 2001, we issued a 4-year warrant to purchase 20,000 common shares at an exercise price of $1.00 to Hudson River Bank & Trust Company ("HRBT") in connection with the purchase of our facility in Kinderhook, New York.

      On December 2, 2003, we issued a warrant, exercisable during a 5 year period beginning December 2, 2003, to purchase 300,000 common shares of our stock at an exercise price of $1.15 per share to Brean Murray as compensation as our financial advisor. In June 2004, we amended the December 2, 2003 Financial Advisory Agreement with Brean Murray and Brean Murray surrendered 150,000 of the 300,000 warrants to purchase common stock (a copy of this amendment was filed as Exhibit 10.19.1 to the Company's Form 10QSB for the quarter ended June 30,
2004).

      If the Grodko warrant, the Brean Murray warrants, the Private Placement Warrants and the HRBT warrants are exercised, the common shares issued will be freely tradable, increasing the total number of common shares issued and outstanding. If these shares are offered for sale in the public market, the sales could adversely affect the prevailing market price by lowering the bid price of our securities. The exercise of any of these warrants could also materially impair our ability to raise capital through the future sale of equity securities because issuance of the common shares underlying the warrants would cause further dilution of our securities. The warrants are subject to or contain certain anti-dilution protection that may result in the issuance of additional shares under some circumstances including, but not limited to, paying of a dividend, subdivision of our outstanding shares into a greater number of shares, combination of our outstanding shares into a smaller number of shares, an issuance of shares of common stock by reclassification or in the case of the Brean Murray and Grodko warrants, a sale of our common shares, or a security convertible into common shares, for consideration per share less than the exercise price of the warrants.

Potential issuance and exercise of new options and exercise of outstanding options could adversely affect the value of our securities.

      The Board of Directors of the Company has adopted four (4) Nonstatutory Stock Option Plans providing for the granting of options to employees, directors, and consultants (see Note H[2]). As of December 31, 2004, there were 4,149,830 options issued and outstanding under all four plans combined, of which 2,706,500 were exercisable. As of December 31, 2004, there were 9,500 options available for issuance under the Fiscal 2000 Plan and 971,920 options available for issuance under the Fiscal 2001 Plan. There are no options available for issuance under either the Fiscal 1997 Plan or the Fiscal 1998 Plan. As options expire or are cancelled under these latter two plans, they are not re-issued.

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

      Our securities are listed on the NASDAQ SmallCap Market. The NASDAQ Stock Market's Marketplace Rules impose requirements for companies listed on the NASDAQ SmallCap Market to maintain their listing status, including minimum common share bid price of $1.00, and $2,500,000 in shareholders' equity or $500,000 in net income in the last fiscal year. As of the date of this report our common shares are trading below the minimum bid requirement and our common shares have traded at levels lower than the minimum bid requirement within the last twelve months.

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

      On August 20, 2002, we combined a lease for 4,000 square feet of space and a lease for 5,200 square feet of space into one lease for our New Jersey facility. The total average monthly cost of the combined spaces is $5,300, which includes a base rental of $4,317 along with taxes and additional occupant costs.

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

      Common Shares


      Fiscal year ending December 31, 2004        High            Low
      ------------------------------------        ----            ---

           Quarter ending December 31, 2004       $1.25           $0.85
           Quarter ending September 30, 2004      $1.19           $0.90
           Quarter ending June 30, 2004           $1.28           $0.90
           Quarter ending March 31, 2004          $2.14           $1.15


      Fiscal year ending December 31, 2003        High            Low
      ------------------------------------        ----            ---

           Quarter ending December 31, 2003       $1.66           $1.06
           Quarter ending September 30, 2003      $1.40           $1.01
           Quarter ending June 30, 2003           $1.29           $0.82
           Quarter ending March 31, 2003          $1.28           $0.95


      Warrants
      --------


      Fiscal year ending December 31, 2004        High             Low
      ------------------------------------        ----             ---

           Quarter ending December 31, 2004       $0.32            $0.09
           Quarter ending September 30, 2004      $0.38            $0.15
           Quarter ending June 30, 2004           $1.28            $0.12
           Quarter ending March 31, 2004          $1.21            $0.04


      Fiscal year ending December 31, 2003        High            Low
      ------------------------------------        ----            ---

           Quarter ending December 31, 2003       $0.90           $0.39
           Quarter ending September 30, 2003      $0.53           $0.50
           Quarter ending June 30, 2003           $0.63           $0.60
           Quarter ending March 31, 2003          $0.68           $0.63


      As of March 24, 2005, there were approximately 4,500 holders of our securities. As of March 24, 2005 there were outstanding 21,284,768 common shares and 1,269,500 warrants. The Company has not declared any dividends on our common shares and does not expect to do so in the foreseeable future.

      On March 24, 2005, the last reported sale price for our common shares as reported on the NASDAQ SmallCap Market was $0.85 per share and the last reported sale price of our warrants was $0.46 per warrant. Average daily trading volume on our common shares and warrants during the three-month period from December

24, 2004 to March 24, 2005 was approximately 157,699 common shares and 691 warrants respectively.

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

      The Company currently accounts for share-based payments to our employees using the intrinsic value method; therefore our results of operations have not included the recognition of compensation expense for the issuance of stock option awards. In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, ("SFAS No. 123(R)"), which amends SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires compensation expense to be recognized for all share-based payments made to employees based on the fair value of the award at the date of grant, eliminating the intrinsic value alternative allowed by SFAS No. 123. Generally, the approach to determining fair value under the original pronouncement has not changed. However, there are revisions to the accounting guidelines established, such as accounting for forfeitures, which will change our accounting for stock-based awards in the future.

      SFAS No. 123(R) must be adopted in the first interim or annual period beginning after December 15, 2005. We currently plan to adopt SFAS No. 123(R) on January 1, 2006. Had we applied the fair-value criteria established by SFAS No. 123(R) to previous stock option grants, the impact to our results of operations would have approximated the impact of applying SFAS No. 123, which was a reduction to net income of approximately $995,000 in 2004, $1,018,000 in 2003 and $881,000 in 2002. The impact of applying SFAS No. 123 to previous stock option grants for the year ended December 31, 2005 will be approximately $589,000. We currently expect the recognition of compensation expense for stock options issued and outstanding at December 31, 2004 to reduce our 2006 net income by approximately $149,000.


      SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce our net operating cash inflows and increase our net financing cash flows in periods after adoption. The impact that this change in reporting will have on future periods cannot be determined at this time because the benefit recognized is dependent upon attributes that vary for each option exercise.

Results of operations for the twelve months ended December 31, 2004 as compared to the twelve months ended December 31, 2003

      Net sales declined to $12.2 million for the twelve months ended December 31, 2004 as compared to $12.5 million for the twelve months ended December 31, 2003, representing a decrease of $300,000 or 2.4%. The decline is partially attributable to reduced demand in the government sector during 2004, as compared to 2003. However, one of the most significant government accounts impacted by cuts in funding during 2004 notified the Company in early 2005 that funding had been restored through April of 2006. To address the decline in sales, the Company added three new regional sales or sales support professionals during 2004 intended to increase geographic coverage of domestic sales territories and has entered into several distribution agreements in South America and Europe intended to increase international sales. Direct sales represented 67% of sales in 2004 compared to 65% in 2003. Continued growth in direct, telemarketing and international sales more than offset the decline in sales to distributors during 2004. During the twelve months ended December 31, 2004, the Company continued its program to market and distribute its primary product, the Rapid Drug Screen, together with its saliva test (OralStat) and its Rapid Tec series.

      During 2004, the Company introduced several new products to the market. Included in these were the new the Oralstat(R) oral fluids (saliva) drug screen and the RDS(R) InCup(TM), an all inclusive urine drug screen. The Company also shipped its first order of Rapid Reader(TM) devices, a portable unit that interprets and records results of ABMC's drug testing products and continued its contract manufacturing operations by developing and producing a point of collection test for HIV which is currently being evaluated by the FDA. In addition, the Company completed development of and manufactured a test for the detection of Respiratory Syncytial Virus ("RSV"), a juvenile respiratory disease. The RSV contract accounted for approximately $309,000 in revenues during the third and fourth quarters of 2004.

      Cost of goods sold for the twelve months ended December 31, 2004 was $5.6 million or 47% of net sales as compared to $5.5 million or 44% of net sales for the twelve months ended December 31, 2003. Included in cost of sales for the year ended December 31, 2004 is a $100,000 reserve for slow moving and obsolete inventory. This reserve was established in response to a build up of raw materials and work in process in anticipation of increased sales during the fourth quarter of 2004. Costs of raw materials remained relatively unchanged during 2004, however with the introduction of several new products, component costs have increased in the aggregate. Labor and overhead associated with manufacturing have increased moderately during the twelve months ended December 31, 2004 but pricing has remained relatively consistent to allow the Company to be competitive in the marketplace. The increase in labor stems from the greater diversity and complexity of the new products. Further, overhead costs increased with the addition of manufacturing space in the Company's New Jersey facility.

      Operating expenses for the year ended December 31, 2004 increased by $120,000 compared to 2003. Increases of $34,000 in Selling and Marketing and $240,000 of employee severance costs were offset by decreases of $121,000 in General and Administrative expense and $33,000 in Research and Development expense. Included in 2004 operating expenses is $225,000 of professional fees (accounting and legal) related to the Company's investigation into allegations identified in an anonymous letter received by its independent accountants in February of 2004. As part of ABMC's response, an independent counsel performed an internal investigation and found no evidence to support any of the allegations in the anonymous letter. The employee severance costs included cash payments totaling $210,000 to 5 employees, one of whom was an officer and non-cash charges of $30,000 related to the retention of options by an officer of the Company that resigned in January 2004. The professional fees related to the investigation are included in General and Administrative expenses and pertain to incremental legal and accounting fees.

      Other income in 2004 is primarily due to $15,000 of income from a grant received by the Company in 2002. The original grant was received from the Columbia Economic Development Corporation in two parts and totaled $75,000 as of December 31, 2004. The Company is awaiting a final installment of $25,000, which is expected to be received in the first quarter of 2005. Under the terms of the grant the Company is obligated to return a portion of the grant if the employee levels in the Kinderhook facility fall below 45 employees at any time during the year. The portion of the grant to be repaid declined from 100% in 2002 to 90% in 2003 and 80% in 2004, and is expected to decline an additional 10% each year until 2013. The employment at the Kinderhook facility did not drop below 45 employees at any time during 2003 or 2004. Other income in 2003 is due to the reversal of a royalty accrual resulting from an agreement reached with a former manufacturing partner and is non-recurring.

Research and development

      Research and development ("R&D") expenses for the twelve months ended December 31, 2004 were $606,000 or 5% of net sales compared to $639,000 or 5% of net sales for the twelve months ended December 31, 2003. The decrease in expense is due primarily to labor and overhead manufacturing efficiencies. The Company has historically transferred to R&D, efficiencies or inefficiencies in manufacturing labor and overhead costs. The amount of expense transferred was based upon an average cost to produce a single strip. Under typical operating circumstances employees were expected to perform manufacturing operations to meet increases in demand for product and R&D functions when demand declined. The premise for this practice was the limited space and number of employees in the facility. The Company will discontinue this practice commencing January 1, 2005 as the R&D functions have become more formalized and the allocation of resources between the manufacturing and R&D departments have become more defined. The additional expense incurred in manufacturing based upon output was offset between manufacturing and R&D. During 2003 this resulted in additions to R&D expense totaling $136,000 and in 2004 due to increased production, R&D expenses were reduced by $110,000, resulting in a $246,000 decrease year over year. In addition consulting fees, utilities expense, supplies and materials all increased in 2004 related to new product development. . Finally, 2003 R&D expense was reduced by $80,000 for amounts received from unrelated entities for R&D work performed on their behalf. This did not recur in 2004.

Selling and marketing

      Selling and marketing expense was $2.9 million for 2004, or 24% of revenue compared to $2.8 million in 2003, or 22% of revenue. The increase in expense is primarily due to increases in salaries and benefits resulting from the addition of sales personnel, travel and entertainment expense, marketing consulting fees, marketing supplies, sales support materials, and depreciation expense related to equipment and software additions and upgrades. Increases in these areas were offset by decreases in advertising and promotion, and commissions, resulting from a change to the commission structure implemented in 2004. The Company continued to expand its sales force during 2004. At the end of 2003 there were five active regional sales managers focusing on domestic sales, two international sales representatives, and three in-house telemarketers. At the end of 2004 the domestic regional sales managers were increased to eight while international and in-house telemarketing remained unchanged. In the first quarter of 2005 three additional domestic regional sales managers were added bringing the total to eleven and providing sales coverage in geographic areas in which the Company had previously been unable to focus. Further, a director of clinical sales and contract manufacturing development was added in January 2005. We currently have an international regional sales manager focusing on South and Central American sales and an international sales representative supporting distributors in the United Kingdom, Australia, New Zealand, Spain, Portugal and Malaysia and the Company is currently in negotiations to add a distributor in Germany. There remain three in-house sales representatives focusing on telemarketing efforts with plans to increase to six during 2005.

General and administrative

      General and administrative expense decreased $121,000 to $2.6 million in the twelve months of 2004 compared to the same period in 2003. Driving this decrease in expense were savings in salaries and wages, travel and meals expense, postage, repairs and maintenance, and bad debt expense offset by increases in insurance, accounting fees, legal fees, director's fees and expenses, outside service fees relating to information technology and technical support, and non-cash compensation stemming from a transaction with a former employee. Included in general and administrative expense in 2004 is $225,000 of professional fees (accounting and legal) related to the Company's investigation into allegations identified in an anonymous letter received by its independent accountants in February of 2004. As part of ABMC's response, an independent counsel performed an internal investigation and found no evidence to support any of the allegations in the anonymous letter. Also included in general and administrative expense in 2004 are non-cash service fees totaling $199,000, stemming from a contract entered into in the fourth quarter of 2003 with Brean Murray & Co., Inc. This contract provided for the performance of financial advisory services by Brean Murray & Co., Inc. in exchange for warrants to purchase 300,000 shares of common stock and a monthly cash payment. A copy of this agreement was filed as an Exhibit to the Company's 10-KSB for the year ending December 31, 2003. In June 2004, at the request of the Company, Brean Murray & Co., Inc. agreed to surrender 150,000 of the aforementioned warrants and require no monthly cash payment in conjunction with the agreement. The Company released Brean Murray & Co., Inc. from any further financial advisory services obligations (a copy of this agreement was filed as an Exhibit to the Company's 10-QSB for the period ended June 30, 2004).

      Management believes that the amount of research and development, selling and marketing costs and general and administrative costs may increase as the Company creates the necessary infrastructure to promote the achievement of the Company's worldwide drug test marketing and sales goals, furthers its penetration of the direct sales market, leverages new product initiatives, and institutes changes necessary to comply with financial and disclosure controls as necessitated by new regulatory requirements.

LIQUIDITY AND CAPITAL RESOURCES AS OF DECEMBER 31, 2004

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

      The Company's working capital increased 18% to $4.7 million at December 31, 2004, as compared to $4.0 million at December 31, 2003. The Company has historically satisfied its net working capital requirements through cash with proceeds from private placements of equity securities with institutional investors. In 2004, the Company generated $134,000 from operations compared to $684,000 in 2003. The primary uses of cash during 2004 were to purchase inventory components for all product lines and the purchase of approximately $600,000 of property, plant and equipment. Offsetting these uses of cash was cash provided by net income of $366,000 and the proceeds from the exercise of warrants and options totaling $581,000. The Company has never paid any dividends on its common shares and anticipates that all future earnings, if any, will be retained for use in the Company's business.

      At December 31, 2004 and 2003, the Company had cash and cash equivalents of $995,000 and $942,000, respectively. In addition the Company has a $350,000 revolving line of credit bearing an interest rate of prime plus .25% secured by all of the assets and personal property of the Company, wherever located, now owned or hereafter acquired, including accounts, accounts receivable, contract rights, health care insurance receivables, chattel paper, inventory, equipment, instruments, including promissory notes, investment property, documents, deposit accounts, general intangibles, including payment intangibles and supporting obligations. At December 31, 2004 and 2003, the Company had no outstanding balance on this line of credit.

      The Company received proceeds totaling $279,000 from the sale of 225,000 shares of treasury stock during the twelve months ended December 31, 2003. There were no shares of treasury stock available for sale during 2004.

      During the year ended December 31, 2003, the Company sold approximately 85 acres of land at its Kinderhook facility for $150,000 to a third party, recognizing a gain on the sale of $30,000, which was reported as a reduction to 2003 general and administrative expense.

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

Effect of Recent Accounting Pronouncements

      In December 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 132R ("FAS 132R"), "Employers' Disclosures about Pensions and Other Postretirement Benefits". The statement provides disclosures requirements for defined benefit pension plans and other post-retirement benefit plans. The statement was effective for annual financial statements with fiscal years ending after December 15, 2003, and for interim periods beginning after December 15, 2003. The Company adopted FAS 132R during the year ended December 31, 2004. The adoption of FAS 132R did not have any impact on the Company's operating results or financial position.

      In December 2003, the FASB published a revision to Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46R"), to clarify some of the provisions of the original interpretation, and to exempt certain entities from its requirements. Under the revised guidance, there are new effective dates for companies that have interests in structures that are commonly referred to as special-purpose entities. The rules are effective in financial statements for periods ending after March 15, 2004. FIN 46R did not impact the Company's operating results or financial position because the Company does not have any variable interest entities.

      In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments" ("EITF 03-1"). EITF 03-1 provides a three-step impairment model for determining whether an investment is other-than-temporarily impaired and requires the Company to recognize such impairments as an impairment loss equal to the difference between the investment's cost and fair value at the reporting date. The guidance is effective for the Company during the first quarter of fiscal 2005. The Company does not believe that the adoption of EITF 03-1 will have a significant effect on its financial statements.

      In May 2004, the FASB issued Staff Position 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FAS 106-2), providing final guidance on accounting for the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act"). The Company adopted the provisions of FAS 106-2 during the year ended December 31, 2004. FASB Staff Position 106-2 did not impact the Company's operating results or financial position.

      In November 2004, the FASB issued SFAS No. 151 "Inventory Costs -- An Amendment of ARB No. 43, Chapter 4" ("FAS 151"). FAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, FAS 151 requires that allocation of fixed and production facilities overhead to conversion costs should be based on normal capacity of the production facilities. The provisions in FAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe that the adoption of FAS 151 will have a significant effect on its financial statements.

      In November 2004, the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets -- An Amendment of APB Opinion No. 29" ("FAS 153"). The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. This statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance -- that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The Company does not believe that the adoption of FAS 153 will have a significant effect on its financial statements.

      In November 2004, the FASB's Emerging Issues Task Force reached a consensus on Issue No. 03-13, "Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations" ("EITF 03-13"). The guidance should be applied to a component of an enterprise that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. The Company does not believe that the adoption of EITF 03-13 will have a significant effect on its financial statements.

      In December 2004, the FASB issued Staff Position No. FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FAS 109-2"). Staff Position No. FAS 109-2 requires the Company to disclose the total effect on income tax expense (or benefit) for amounts that have been recognized under the repatriation provision. For annual financial statements, any effect should be shown separately in the same place (either on the face of the income statement or in the footnotes) that the amounts of current and deferred taxes are disclosed for the period. The Company does not believe that the adoption of Staff Position No. FAS 109-2 will have a significant effect on its financial statements.

      In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, ("SFAS No. 123(R)"), which amends SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires compensation expense to be recognized for all share-based payments made to employees based on the fair value of the award at the date of grant, eliminating the intrinsic value alternative allowed by SFAS No. 123. Generally, the approach to determining fair value under the original pronouncement has not changed. However, there are revisions to the accounting guidelines established, such as accounting for forfeitures, which will change our accounting for stock-based awards in the future.


      SFAS No. 123(R) must be adopted in the first interim or annual period beginning after December 15, 2005. The statement allows companies to adopt its provisions using either of the following transition alternatives:


      (i) The modified prospective method, which results in the recognition of compensation expense using SFAS 123(R) for all share-based awards granted after the effective date and the recognition of compensation expense using SFAS 123 for all previously granted share-based awards that remain unvested at the effective date; or


      (ii) The modified retrospective method, which results in applying the modified prospective method and restating prior periods by recognizing the financial statement impact of share-based payments in a manner consistent with the pro forma disclosure requirements of SFAS No. 123. The modified retrospective method may be applied to all prior periods presented or previously reported interim periods of the year of adoption.


      We currently plan to adopt SFAS No. 123(R) on January 1, 2006 using the modified prospective method. Because we currently account for share-based payments to our employees using the intrinsic value method, our results of operations have not included the recognition of compensation expense for the issuance of stock option awards. Had we applied the fair-value criteria established by SFAS No. 123(R) to previous stock option grants, the impact to our results of operations would have approximated the impact of applying SFAS No. 123, which was a reduction to net income of approximately $995,000 in 2004, $1,018,000 in 2003 and $881,000 in 2002. The impact of applying SFAS No. 123 to previous stock option grants for the year ended December 31, 2005 will be approximately $589,000. We currently expect the recognition of compensation expense for stock options issued and outstanding at December 31, 2004 to reduce our 2006 net income by approximately $149,000.

      SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce our net operating cash inflows and increase our net financing cash flows in periods after adoption. The impact that this change in reporting will have on future periods cannot be determined at this time because the benefit recognized is dependent upon attributes that vary for each option exercise.


      ITEM 7.  FINANCIAL STATEMENTS

      The Company's Financial Statements are set forth beginning on page F-1.


      ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On  August  10,   2004,   PricewaterhouseCoopers   LLP   resigned  as  the
Registrant's independent registered public accounting firm. (See Form 8-K filed August 10, 2004, as amended and incorporated herein by reference.)

      On October 14, 2004 the Registrant engaged UHY LLP to serve as the Registrant's independent registered public accounting firm for the fiscal year ending December 31, 2004. (See Form 8-K filed October 18, 2004, and incorporated herein by reference.)

      ITEM 8A. CONTROLS AND PROCEDURES

      On February 11, 2005, American Bio Medica Corporation carried out an evaluation, under the supervision and with the participation of the Chief Financial Officer and the Chief Executive Officer, to evaluate the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")). Based on that evaluation, the Chief Financial Officer and the Chief Executive Officer have concluded that American Bio Medica Corporation's disclosure controls and procedures as of December 31, 2004, are effective for recording, processing, summarizing, and reporting information that is required to be disclosed in their reports under the Exchange Act, as amended, within the time periods specified in the Securities and Exchange Commission's rules and forms.

      There were no changes in American Bio Medica Corporation's internal controls over financial reporting during the fourth quarter that have materially affected, or are reasonably likely to materially affect, American Bio Medica Corporation's internal control over financial reporting. The Company plans to hire additional finance personnel in 2005 to assist with ensuring compliance with the internal control and financial reporting requirements of Sarbanes Oxley Act of 2002.

PART III

      ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      The information required by this item is contained in our definitive Proxy Statement with respect to our Annual Meeting of Shareholders for the fiscal year ending December 31, 2004, under the captions "Security Ownership of Management and Certain Beneficial Owners", "Directors, Executive Officers and Senior Management", "Audit Committee", "Audit Committee Financial Expert", "Election of Directors--Nominees", "Section 16(a) Beneficial Ownership Reporting Compliance", and "Code of Ethics" and is incorporated herein by reference.

      ITEM 10. EXECUTIVE COMPENSATION

      The information required by this item is contained in our definitive Proxy Statement with respect to our Annual Meeting of Shareholder for the fiscal year ending December 31, 2004, under the caption "Executive Compensation", and is incorporated herein by reference.


      ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this item is contained in our definitive Proxy Statement with respect to the Annual Meeting of Shareholders for the fiscal year ending December 31, 2004, under the caption "Security Ownership of Management and Certain Beneficial Owners", and is incorporated herein by reference.

      ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is contained in our definitive Proxy Statement with respect to the Annual Meeting of Shareholder for the fiscal year ending December 31, 2004, under the caption "Certain Relationships and Related Transactions", and is incorporated herein by reference.


      ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            See Exhibit Index beginning on page E-1, incorporated herein by reference.


      (b)   Reports on Form 8-K

            On October 18, 2004, the Company filed a current report on Form 8-K related to the appointment of UHY LLP to serve as the Registrant's independent registered public accounting firm for the fiscal year ending December 31, 2004.

            On November 5, 2004, the Company filed a current report on Form 8-K related to a notice from the Nasdaq Stock Market informing the Company that for the last 30 consecutive business days, the bid price of the Company's common stock has closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4310(c)(4).


      ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

            The information required by this item is contained in our definitive Proxy Statement with respect to the Annual Meeting of Shareholder for the fiscal year ending December 31, 2004, under the caption "Independent Accountants", and is incorporated herein by reference.

AMERICAN BIO MEDICA CORPORATION

SIGNATURES


      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           AMERICAN BIO MEDICA CORPORATION


                                               By /s/ Keith E. Palmer
                                               ---------------------------------
                                               Keith E. Palmer
                                               Chief Financial Officer
                                               (Principal Accounting Officer)
                                               Executive Vice President, Finance

Date: March 31, 2005


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2005:

/s/ Stan Cipkowski                    Chief Executive Officer & Director
------------------------------
Stan Cipkowski                        (Principal Executive Officer)

/s/ Edmund Jaskiewicz                 Chairman and President
------------------------------
Edmund Jaskiewicz

/s/Richard P. Koskey                  Director
------------------------------
Richard P. Koskey

/s/ Daniel W. Kollin                  Director
------------------------------
Daniel W. Kollin

/s/ Anthony G. Costantino             Director
------------------------------
Anthony G. Costantino

/s/ Carl A. Florio                    Director
------------------------------
Carl A. Florio

/s/ Keith E. Palmer                   Chief Financial Officer
------------------------------
Keith E. Palmer                       (Principal Financial Officer)
                                      Executive Vice President, Finance

AMERICAN BIO MEDICA CORPORATION




INDEX

                                                                            PAGE
                                                                            ----


FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm                      F-2

Report of prior Independent Registered Public Accounting Firm                F-3

Balance sheets                                                               F-4

Statements of operations                                                     F-5

Statements of changes in stockholders' equity                                F-6

Statements of cash flows                                                     F-7

Notes to financial statements                                                F-8

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of American Bio Medica Corporation

We have audited the accompanying balance sheet of American Bio Medica Corporation as of December 31, 2004, and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Bio Medica Corporation as of December 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ UHY LLP
-----------------

Albany, New York
February 11, 2005

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of American Bio Medica Corporation:

In our opinion, the 2003 financial statements listed in the accompanying index present fairly, in all material respects, the financial position of American Bio Medica Corporation at December 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP
------------------------------

Albany, New York
May 7, 2004

AMERICAN BIO MEDICA CORPORATION


Balance Sheets

                                                      December 31,    December  31,
                                                          2004             2003
                                                      ------------    ------------
               ASSETS
Current assets
  Cash and cash equivalents                           $    995,000    $    942,000
  Accounts receivable - net of allowance for
   doubtful accounts of $105,000 at December 31,
   2004 and 2003                                         1,108,000       1,253,000
  Other receivables                                                          8,000
  Inventory - net of reserve for slow moving and
   obsolete inventory of $100,000 and $0 at
   December 31, 2004 and 2003 respectively               4,338,000       3,049,000
  Prepaid expenses                                          70,000          78,000
                                                      ------------    ------------
  Total current assets                                   6,511,000       5,330,000

Property, plant and equipment, net                       1,859,000       1,441,000
Other assets                                                 5,000           7,000
                                                      ------------    ------------

   Total Assets                                       $  8,375,000    $  6,778,000
                                                      ============    ============
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                    $  1,358,000    $    737,000
  Accrued expenses                                         176,000         153,000
  Wages payable                                            243,000         375,000
  Current portion of long term debt                         71,000          25,000
  Current portion of unearned grant                          6,000           8,000
                                                      ------------    ------------
  Total current liabilities                              1,854,000       1,298,000

Long-term debt                                             629,000         651,000
Unearned grant                                              54,000          67,000
                                                      ------------    ------------
  Total liabilities                                      2,537,000       2,016,000

  Commitments and contingencies

Stockholders' equity:
   Preferred stock; par value $.01 per share;
    5,000,000 shares authorized, none issued and
    outstanding
  Common stock; par value $.01 per share;
    50,000,000 shares authorized; 21,282,268 shares
    issued and outstanding at December 31, 2004 and
    20,664,151 shares issued and outstanding at
    December 31, 2003                                      213,000         207,000
  Additional paid-in capital                            18,763,000      17,959,000
  Accumulated deficit                                  (13,138,000)    (13,404,000)
                                                      ------------    ------------

    Total stockholders' equity                           5,838,000       4,762,000
                                                      ------------    ------------

    Total liabilities and stockholders' equity        $  8,375,000    $  6,778,000
                                                      ============    ============


The accompanying notes are an integral part of the financial statements

AMERICAN BIO MEDICA CORPORATION


Statements of Operations

                                                For the Year       For the Year
                                                   Ended              Ended
                                               December 31,        December 31,
                                                   2004                2003
                                               ------------        ------------

Net sales                                      $ 12,241,000        $ 12,484,000

Cost of goods sold                                5,647,000           5,477,000
                                               ------------        ------------

Gross profit                                      6,594,000           7,007,000
                                               ------------        ------------

Operating expenses:
  Research and development                          606,000             639,000
  Selling and marketing                           2,818,000           2,784,000
  General and administrative                      2,584,000           2,705,000
  Employee severance                                240,000
                                               ------------        ------------

Operating income                                    346,000             879,000
                                               ------------        ------------

Other income (expense):
  Other income                                       14,000             198,000
  Interest income                                     8,000              32,000
  Interest expense                                  (53,000)            (78,000)
                                               ------------        ------------


Income before tax                                   315,000           1,031,000

Income tax                                           49,000
                                               ------------        ------------

Net income after tax                           $    266,000        $  1,031,000
                                               ============        ============

Basic and diluted income per common            $        .01        $        .05
                                               ============        ============
share


Weighted average number of shares
  outstanding - basic                            21,187,000          20,624,000
Dilutive effect of stock options and
  warrants                                          556,000             644,000
                                               ------------        ------------
Weighted average number of shares
  outstanding -diluted                           21,743,000          21,268,000
                                               ============        ============


The accompanying notes are an integral part of the financial statements

AMERICAN BIO MEDICA CORPORATION



Statements of Changes in Stockholders' Equity

                                          Common Stock                             Additional
                                  ----------------------------       Treasury        Paid-in       Accumulated
                                      Shares         Amount           Stock          Capital         Deficit           Total
                                  ------------    ------------    ------------     -----------    ------------     -----------
Balance-December 31, 2002           20,609,548    $    206,000    $   (239,000)    $17,788,000    $(14,435,000)    $ 3,320,000

Stock Option / Warrant
  Exercise                              54,603           1,000                          61,000                          62,000
Treasury shares sold                                                   239,000          40,000                         279,000
Non-cash compensation                                                                   70,000                          70,000
Net Income                                                                                           1,031,000       1,031,000
                                  --------------------------------------------------------------------------------------------
Balance-December 31, 2003           20,664,151    $    207,000    $          0     $17,959,000    $(13,404,000)    $ 4,762,000
                                  --------------------------------------------------------------------------------------------
Stock Option / Warrant
  Exercise                             618,117           6,000                         575,000                         581,000
Warrants issued for financial
  advisory services                                                                    199,000                         199,000
Non-cash compensation                                                                   30,000                          30,000
Net Income                                                                                             266,000         266,000
                                  --------------------------------------------------------------------------------------------
Balance-December 31, 2004           21,282,268    $    213,000    $          0     $18,763,000    $(13,138,000)    $ 5,838,000
                                  ============================================================================================


The accompanying notes are an integral part of the financial statements

AMERICAN BIO MEDICA CORPORATION


Statements of Cash Flows

                                                         Year Ended      Year Ended
                                                        December 31,    December 31,
                                                            2004            2003
                                                        -----------     -----------
Cash flows from operating activities:
 Net Income                                             $   266,000     $ 1,031,000
 Adjustments to reconcile net income:
    Depreciation                                            269,000         168,000
    Provision for bad debts                                  51,000          61,000
    Provision for slow moving and obsolete inventory        100,000
    Compensatory stock and stock options                    229,000         106,000
    Unearned grant                                          (15,000)
    Gain on sale of land                                                    (30,000)
    Changes in:
       Accounts receivable                                   94,000        (239,000)
       Other receivables and other assets                     9,000          22,000
       Inventory                                         (1,389,000)       (254,000)
       Prepaid expenses                                       8,000         (25,000)
       Accounts payable                                     621,000        (171,000)
       Accrued expenses                                      23,000        (147,000)
       Wages payable                                       (132,000)        162,000
                                                        -----------     -----------
          Net cash provided by operating activities         134,000         684,000
                                                        -----------     -----------

Cash flows from investing activities:
 Purchase of property, plant and equipment                 (601,000)       (272,000)
 Proceeds from sale of land                                                 150,000
                                                        -----------     -----------

          Net cash used in investing activities            (601,000)       (122,000)
                                                        -----------     -----------

Cash flows from financing activities:
 Proceeds from convertible grant                                             25,000
 Proceeds from sale of treasury stock                                       279,000
 Proceeds from stock option exercise                         53,000          26,000
 Proceeds from warrant exercise                             528,000
 Payments on debt financing                                 (61,000)       (171,000)
 Repayment of capital lease obligations                                     (10,000)
                                                        -----------     -----------
          Net cash provided by financing activities         520,000         149,000
                                                        -----------     -----------

          Net increase in cash and cash equivalents          53,000         711,000
Cash and cash equivalents - beginning of period             942,000         231,000
                                                        -----------     -----------
Cash and cash equivalents - end of period               $   995,000     $   942,000
                                                        ===========     ===========

Supplemental disclosures of cash flow information:
 Cash paid during the year for:

     Interest                                           $    74,000     $    78,000

Noncash activities:
  Note payable for purchase of equipment                     85,000


The accompanying notes are an integral part of the financial statements

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2004

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

      For the years ended December 31, 2004 and 2003 the Company had net income of $266,000 and $1,031,000 respectively and had net cash provided by operating activities of $134,000 in 2004 and $684,000 in 2003. The Company increased cash balances by $53,000 during the twelve months ended December 31, 2004 and increased cash balances by $711,000 during the twelve months ended December 31, 2003. Though sales decreased slightly in 2004 compared to 2003, control over expenses enabled the Company to improve its liquidity. However, as of December 31, 2004, the Company had an accumulated deficit of ($13,138,000). Historically, the Company has been largely dependent on its ability to sell additional shares of its common stock to fund its operations.

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

[2]   Accounts Receivable:

      Accounts receivable consists of trade receivables due from customers for the sale of our products. Payment terms vary on a customer by customer basis, and generally range from cash on delivery to net, 90 days. Receivables are considered past due when it has exceeded its payment terms. Accounts receivable have been reduced by an estimated allowance for doubtful accounts. We estimate our allowance for doubtful accounts based on facts, circumstances and judgments regarding each receivable. Customer payment history and patterns, historical losses, economic and political conditions, trends and individual circumstances are among the items considered when evaluating the collectibility of the receivables. Accounts are reviewed regularly for collectability and those deemed uncollectable are written off.


[3]   Inventory:

      Inventory is stated at the lower of cost or market. Labor and overhead are determined on an average cost basis and raw materials are determined on a first-in-first-out method. A $100,000 reserve for slow moving and obsolete inventory was established at December 31, 2004.

[4]   Income taxes:

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

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2004

[5]   Depreciation:

      Property, plant and equipment are depreciated on the straight-line method over their estimated useful lives; 3-5 years for equipment and 30 years for buildings. Leasehold improvements and capitalized lease assets are amortized by the straight-line method over the shorter of their estimated useful lives or the term of the lease.

[6]   Revenue recognition:

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

[7]   Shipping and handling:

      Shipping and handling fees charged to customers are included in net sales, and shipping and handling costs incurred by the Company are included in cost of sales.


[8]   Research and development:

      Research and development ("R&D") costs are charged to operations when incurred. These costs include salaries, benefits, travel, supplies, depreciation of R&D equipment and other miscellaneous expenses.

[9]   Income per common share:

      Basic income per common share is calculated by dividing net income by the weighted average number of outstanding common shares during the period. For the year ended December 31, 2004 diluted net income per share includes the dilutive effect of 2,684,000 stock options and 1,695,000 warrants. For the year ended December 31, 2003, diluted net income per share includes the dilutive effect of 2,151,000 stock options and 2,248,000 warrants.

      Potential common shares outstanding as of December 31, 2004 and 2003:


                                 December 31, 2004    December 31, 2003
                                 -----------------    -----------------

                 Warrants            2,245,920           2,951,703
                 Options             4,149,830           4,722,084

      For the twelve months ended December 31, 2004 the number of securities not included in the diluted EPS, because the effect would have been anti-dilutive, were 2,016,920. For the twelve months ended December 31, 2003 the number of securities not included in the diluted EPS, because the effect would have been anti-dilutive, were 3,274,920. The securities would have been anti-dilutive because the exercise price of the securities was greater than the average market price of the Company's common shares for each of the fiscal years ended December 31, 2004 and 2003.


[10]  Use of estimates:

      The  preparation  of financial  statements in conformity  with  accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2004

the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

[11]  Impairment of long-lived assets:

      The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

[12]  Financial Instruments:

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

[13]  Accounting for stock-based compensation:


      ABMC has accounted for our stock-based compensation using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, as amended. Pursuant to APB Opinion No. 25, we have not recognized compensation cost for our stock options because the number of shares potentially issuable and the exercise price, which is equal to the fair market value of the underlying stock on the date of grant, are fixed. In accordance with SFAS No. 123 (revised 2004), Share Based Payment, we will begin to recognize compensation expense for stock options on January 1, 2006. The weighted average fair value of options granted during the twelve months ended December 31, 2004 and 2003 was approximately $.98 and $0.91, respectively.

      The following schedule reflects the pro forma impact on net income and earnings per common share of accounting for our stock option grants using SFAS No. 123, Accounting for Stock-Based Compensation, which would result in the recognition of compensation expense for the fair value of stock option grants (in millions, except per share amounts):



                                            Year ended        Year ended
                                           December 31,      December 31,
                                              2004              2003
                                           ------------------------------

      Net Income/(loss):
           As reported                     $ 266,000         $1,031,000
           Pro forma                        (729,000)            13,000

      Basic and fully
      diluted income/(loss) per share

         As reported                       $     .01         $      .05
          Pro forma                        $    (.03)        $      .00

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2004


                                         Year ended       Year ended
                                        December 31,     December 31,
                                           2004             2003
                                        -----------------------------

      Net Income, as reported           $  266,000       $1,031,000
       Stock-based employee
       compensation expense,
       determined under fair value
       based method for all awards      $  995,000       $1,018,000

      Proforma net income/(loss)        $ (729,000)      $   13,000

      The fair value of our stock option grants in the table above was estimated utilizing the Black-Scholes option-pricing model. The following weighted average assumptions were used: dividend yield of zero percent; risk-free interest rates, which vary for each grant, ranging from 4.35% to 6.04%; expected life of ten years for all grants; and stock price volatility ranging from 79% to 92%. Black-Scholes is a formula that calculates an estimated value of stock options based on appreciation and interest rate assumptions. Therefore, the fair value calculation of a stock option using Black-Scholes is not necessarily indicative of the actual value of a stock option.

      We are in the process of assessing the impact of a recently issued accounting pronouncement, FAS 123(R) on our accounting for share-based payments to employees. In accordance with the new accounting pronouncement, ABMC plans to begin recognition of compensation expense beginning January 1, 2006.

[14]  Concentration of credit risk:

      The Company sells its drug testing products primarily to United States customers and distributors. Credit is extended based on an evaluation of the customer's financial condition. At December 31, 2003, one customer represents 11% of gross accounts receivable. No customer represents more than 10% of accounts receivable-net at December 31, 2004. The Company establishes an allowance for doubtful accounts based on factors surrounding the credit risk of specific customers and other information.

      The Company maintains certain cash balances at a financial institution that is federally insured and at times the balances have exceeded federally insured limits.

[15]  Reporting comprehensive income:

      The Company reports comprehensive income in accordance with the provisions of SFAS No. 130, Reporting Comprehensive Income. The provisions of SFAS No. 130 require the Company to report the change in the Company's equity during the period from transactions and events other than those resulting from investments by, and distributions to, the shareholders. For the years ended December 31, 2004 and 2003 comprehensive income was the same as net income.

[16]  Reclassifications:

      Certain items have been reclassified from the prior years to conform with the current year presentation.

[17]  New accounting pronouncements:

      In December 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 132R ("FAS 132R"), "Employers' Disclosures about Pensions and Other Postretirement Benefits". The statement provides disclosures requirements for defined benefit pension plans and other post-retirement benefit plans. The statement was effective for annual financial statements with fiscal years ending after December 15, 2003, and for interim periods beginning after December 15, 2003. The Company adopted FAS 132R during the year ended December 31, 2004. The adoption of FAS 132R did not have

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2004

any impact on the Company's operating results or financial position.

      In December 2003, the FASB published a revision to Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46R"), to clarify some of the provisions of the original interpretation, and to exempt certain entities from its requirements. Under the revised guidance, there are new effective dates for companies that have interests in structures that are commonly referred to as special-purpose entities. The rules are effective in financial statements for periods ending after March 15, 2004. FIN 46R did not impact the Company's operating results or financial position because the Company does not have any variable interest entities.

      In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments" ("EITF 03-1"). EITF 03-1 provides a three-step impairment model for determining whether an investment is other-than-temporarily impaired and requires the Company to recognize such impairments as an impairment loss equal to the difference between the investment's cost and fair value at the reporting date. The guidance is effective for the Company during the first quarter of fiscal 2005. The Company does not believe that the adoption of EITF 03-1 will have a significant effect on its financial statements.

      In May 2004, the FASB issued Staff Position 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FAS 106-2), providing final guidance on accounting for the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act"). The Company adopted the provisions of FAS 106-2 during the year ended December 31, 2004. FASB Staff Position 106-2 did not impact the Company's operating results or financial position.

      In November 2004, the FASB issued SFAS No. 151 "Inventory Costs -- An Amendment of ARB No. 43, Chapter 4" ("FAS 151"). FAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, FAS 151 requires that allocation of fixed and production facilities overhead to conversion costs should be based on normal capacity of the production facilities. The provisions in FAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe that the adoption of FAS 151 will have a significant effect on its financial statements.

      In November 2004, the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets -- An Amendment of APB Opinion No. 29" ("FAS 153"). The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. This statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance -- that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The Company does not believe that the adoption of FAS 153 will have a significant effect on its financial statements.

      In November 2004, the FASB's Emerging Issues Task Force reached a consensus on Issue No. 03-13, "Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations" ("EITF 03-13"). The guidance should be applied to a component of an enterprise that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. The Company does not believe that the adoption of EITF 03-13 will have a significant effect on its financial statements.

      In December 2004, the FASB issued Staff Position No. FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FAS 109-2"). Staff Position No. FAS 109-2 requires the Company to disclose the total effect on income tax expense (or benefit) for amounts that have been recognized under the repatriation provision. For annual financial statements, any effect should be shown separately in the same place (either on the face of the income statement or in the footnotes) that the amounts of current and deferred taxes are

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2004

disclosed for the period. The Company does not believe that the adoption of Staff Position No. FAS 109-2 will have a significant effect on its financial statements.

      In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, ("SFAS No. 123(R)"), which amends SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires compensation expense to be recognized for all share-based payments made to employees based on the fair value of the award at the date of grant, eliminating the intrinsic value alternative allowed by SFAS No. 123. Generally, the approach to determining fair value under the original pronouncement has not changed. However, there are revisions to the accounting guidelines established, such as accounting for forfeitures, which will change our accounting for stock-based awards in the future.

      SFAS No. 123(R) must be adopted in the first interim or annual period beginning after December 15, 2005. The statement allows companies to adopt its provisions using either of the following transition alternatives:

      (i) The modified prospective method, which results in the recognition of compensation expense using SFAS 123(R) for all share-based awards granted after the effective date and the recognition of compensation expense using SFAS 123 for all previously granted share-based awards that remain unvested at the effective date; or


      (ii) The modified retrospective method, which results in applying the modified prospective method and restating prior periods by recognizing the financial statement impact of share-based payments in a manner consistent with the pro forma disclosure requirements of SFAS No. 123. The modified retrospective method may be applied to all prior periods presented or previously reported interim periods of the year of adoption.

      We currently plan to adopt SFAS No. 123(R) on January 1, 2006 using the modified prospective method. Because we currently account for share-based payments to our employees using the intrinsic value method, our results of operations have not included the recognition of compensation expense for the issuance of stock option awards. Had we applied the fair-value criteria established by SFAS No. 123(R) to previous stock option grants, the impact to our results of operations would have approximated the impact of applying SFAS No. 123, which was a reduction to net income of approximately $995,000 in 2004, $1,018,000 in 2003 and $881,000 in 2002. The impact of applying SFAS No. 123 to previous stock option grants for the year ended December 31, 2005 will be approximately $589,000. We currently expect the recognition of compensation expense for stock options issued and outstanding at December 31, 2004 to reduce our 2006 net income by approximately $149,000.

      SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce our net operating cash inflows and increase our net financing cash flows in periods after adoption. The impact that this change in reporting will have on future periods cannot be determined at this time because the benefit recognized is dependent upon attributes that vary for each option exercise.

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2004

NOTE B - INVENTORY

      Inventory is comprised of the following:


                                                  December 31,   December 31,
                                                     2004            2003
                                                  ------------   ------------

      Raw Materials                               $ 2,189,000    $ 1,680,000
      Work In Process                               1,967,000      1,072,000
      Finished Goods                                  282,000        297,000
      Reserve for slow moving and obsolete
        inventory                                    (100,000)
                                                  -----------    -----------

                                                  $ 4,338,000    $ 3,049,000
                                                  ===========    ===========

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

      In April 2004, the Company entered executed an $85,000 note payable with one of it's manufacturing suppliers for the partial cost of a mold to produce the pieces needed for the New Oralstat product. The note is a two-year note bearing a fixed interest rate of 5% paid monthly. The mold is included in property, plant and equipment with a value of $115,000.

      During  2004  the  Company  disposed  of  $14,000  of  fully   depreciated
equipment.

      Property, plant and equipment, at cost, are as follows:

                                     December 31,  December 31,
                                         2004          2003
                                     ------------  ------------

      Land                            $  102,000   $  102,000
      Buildings and improvements       1,043,000      911,000
      Manufacturing and warehouse
      equipment                        1,228,000      751,000
      Office equipment                   333,000      269,000
                                      ----------   ----------
                                       2,706,000    2,033,000
      Less accumulated depreciation      847,000      592,000
                                      ----------   ----------
                                      $1,859,000   $1,441,000
                                      ==========   ==========

      Depreciation expense was $269,000 and $168,000 for the year ended December 31, 2004, and the year ended December 31, 2003, respectively.

NOTE D - DUE FROM OFFICER/DIRECTOR/SHAREHOLDER

      At December 31, 2001, the Company had a loan due from an officer/director/shareholder, Stan Cipkowski, for $437,000, partially evidenced by a note bearing interest at 11.5% per annum and payable on demand. In October 2002, the Board of Directors accepted 200,000 shares of stock from Mr. Cipkowski in full satisfaction of the then outstanding loan balance of $248,000. The

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2004

closing stock price on the date of surrender was $1.03 resulting in the forgiveness of accrued interest totaling $42,000, including $30,000 in 2002 and $12,000 from prior periods. Mr. Cipkowski surrendered a total of 500,000 shares between December 2000 and October 2002, of which 100,000 shares were cancelled. During 2002 the Company sold 175,000 treasury shares for $235,000. The remaining 225,000 shares surrendered were sold in 2003 for $279,000.

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

NOTE E - LONG TERM DEBT

      Long term debt at December 31, 2004 and December 31, 2003 consisted of the following:

                                                    December 31,   December 31,
                                                        2004           2003
                                                    ------------   ------------
      Hudson River Bank and Trust Co.:
         Mortgage payable in equal monthly
         installments of $3,209 including
         interest at 8.00% through January 1,
         2012 with a final lump sum payment of
         $255,000 at maturity, collateralized by
         the building and land                       $ 337,000      $ 347,000
      New York Business Development Corporation:
         Mortgage payable in equal monthly
         installments of $1,996 including
         interest at 7.92% through January 1,
         2012 with a final lump sum payment of
         $164,000 at maturity, collateralized by
         the building and land, equipment, and
         furnitures and fixtures                       224,000        230,000
      Columbia Economic Development Corporation:
         Mortgage payable in equal monthly
         installments of $1,159 including
         interest at 3.00% collateralized by
         building and land through January 1,
         2012                                           88,000         99,000
      Modern Mold and Tool:
         Note payable in equal monthly
         installments of $3,729 including
         interest at 5.00% through
         February 1, 2006                               51,000              0
                                                     ---------      ---------
                                                       700,000        676,000
      Less current portion                             (71,000)       (25,000)
                                                     ---------      ---------
      Non-current portion                            $ 629,000      $ 651,000
                                                     =========      =========

      At December 31, 2004, the following are the maturities of long-term debt for each of the next five years:


                                 2005            $ 71,000
                                 2006              36,000
                                 2007              30,000
                                 2008              33,000
                                 2009              35,000
                           Thereafter             495,000
                                                 --------
                                                 $700,000
                                                 ========

      The Company signed an uncollateralized note payable for $150,000 on December 31, 2002 to Fortius Capital. In June 2003, Donal Carroll, a principal at Fortius Capital joined the board of directors and later that year, in October 2003, Mr. Carroll was appointed Chief Executive Officer of ABMC. Mr. Carroll was subsequently removed from the position of Chief Executive Officer and his

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2004

employment was terminated in January 2004. He remained a member of the Company's Board of Directors until his resignation in June 2004. The funds were used to settle a litigation that had been outstanding since 1999. The note was payable in equal monthly installments of $12,996 including interest at a rate of 7.25% per annum through December 31, 2003. The note was satisfied in full during the year ended December 31, 2003.

NOTE F - INCOME TAXES

      A reconciliation of the U.S. Federal statutory income tax rate to the effective income tax rate is as follows:


                                               Year Ended         Year Ended
                                           December 31, 2004   December 31, 2003
                                           -----------------   -----------------
      Tax  (benefit)/expense  at federal
        statutory rate                            34%                34%
      State tax (benefit)/expense,  net
        of federal tax effect                      5                  5
      Minimum taxes and other                     16                  0
      Valuation allowance                        (39)               (39)
                                                 ---                ---
      Effective income tax rate                   16%                 0%
                                                 ===                ===


      Significant components of the Company's deferred tax assets are as follows:

                                            December 31,      December 31,
                                                2004              2003
                                            ------------      ------------

      Inventory                             $    28,000       $    21,000
      Inventory reserve                          39,000
      Stock based compensation                  461,000           461,000
      Allowance for doubtful accounts            41,000            41,000
      Property, plant, and equipment           (171,000)         (132,000)
      Capital losses                             46,000            73,000
      Accrued expenses                                             94,000
      Net operating loss carry-forward        3,489,000         3,549,000
                                            -----------       -----------
      Total gross deferred tax assets         3,933,000         4,107,000
      Less valuation allowance               (3,933,000)       (4,107,000)
                                            -----------       -----------
      Net deferred tax assets               $        --       $        --
                                            ===========       ===========


      The valuation allowance for deferred tax assets as of December 31, 2004 and 2003 was $3,972,000 and $4,107,000, respectively. The net change in the valuation allowance was a decrease of $135,000 for the year ended December 31, 2004.

      At December 31, 2004 the Company has Federal and New York state net operating loss carry forwards for income tax purposes of approximately $9,046,000, which begin to expire in 2009. The Company has federal and New York state capital losses of approximately $118,000, which begin to expire in 2005.

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

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2004

Internal Revenue Code of 1986, as amended, if future changes in ownership occur.

NOTE G - OTHER INCOME


      Other income for the year ended 2004 is primarily comprised of amounts earned from a grant of $75,000 received from the Columbia Economic Development Corporation during 2002 and 2003. The grant is convertible to a loan based upon a percentage of the grant declining from 90% of the grant amount in 2003 to 0% in 2013. The grant is convertible to a loan only if the employment levels in the Kinderhook facility drop below 45 employees at any time during the year. The employment levels in the Kinderhook facility were 74 and 68 at December 31, 2004 and 2003 respectively. Other income in 2003 was comprised of an insurance settlement received relating to damage to a heating, ventilating and air conditioning unit at the Kinderhook facility and the reversal of a royalty accrual resulting from an agreement reached with a manufacturing partner. Both amounts are non-recurring.


NOTE H - STOCKHOLDERS' EQUITY

[1]   Stock option plans:

      The Company adopted the Fiscal 1997 Nonstatutory Stock Option Plan (the "1997 Plan"), the Fiscal 1998 Nonstatutory Plan (the "1998 Plan"), the Fiscal 2000 Nonstatutory Stock Option Plan (the "2000 Plan"), and the 2001 Nonstatutory Stock Option Plan (the "2001 Plan"). The 1997 Plan provides for the granting of options to purchase up to 2,000,000 shares of common stock, the 1998 Plan and the 2000 Plan provide for the granting of options to purchase up to 1,000,000 common shares each and the 2001 Plan provides for granting of options to purchase up to 4,000,000 common shares. These Plans are administered by the Option Committee of the Board of Directors, which determines the terms of options granted, including the exercise price, the number of shares subject to the option and the terms and conditions of exercise. Options granted under the 1997 and 1998 Plans have lives of 5 years and vest over periods from 0 to 4 years. Options granted under the 2000 and 2001 Plans have lives of 10 years and vest over periods from 0 to 4 years.

[2]   Stock options:

      During the year ended December 31, 2004, the Company issued a total of 1,022,000 options to purchase shares of common stock, of which 724,000 were issued to employees and 298,000 were issued to Board members.

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2004


      Stock option activity is summarized as follows:

                                           Year Ended            Year Ended

                                          December 31,          December 31,

                                              2004                  2003
                                     -------------------------------------------
                                                 Weighted              Weighted

                                                  Average               Average

                                                 Exercise              Exercise

                                       Shares     Price      Shares     Price
      Options outstanding at
      beginning of year              4,722,000    $1.60    5,299,000    $1.62
      Granted                        1,022,000    $1.26    1,217,000    $1.08
      Exercised                        (62,000)   $0.85      (96,000)   $0.87
      Cancelled/expired             (1,532,000)   $2.08   (1,698,000)   $1.33
                                    ----------    -----   ----------
      Options  outstanding  at
      end of year                    4,150,000    $1.36    4,722,000    $1.60
                                    ==========    =====   ==========
      Options exercisable
      at end of year                 2,707,000    $1.49    3,073,000    $1.92
                                    ==========    =====   ==========

      The following table presents information relating to stock options outstanding as of December 31, 2004:



                                  Options Outstanding        Options Exercisable
                           --------------------------------  -------------------
                                                  Weighted
                                      Weighted     Average             Weighted
                                      Average     Remaining            Average
      Range of Exercise               Exercise     Life in             Exercise
           Price           Shares      Price        Years      Shares   Price
      -----------------    ------     --------    ---------    ------  --------

      $0.85 - $0.99      1,041,000     $0.89       6.11       878,000   $0.88
      $1.00 - $1.49      1,833,000      1.09       8.13       703,000    1.10
      $1.50 - $1.99        317,000      1.64       7.34       167,000    1.51
      $2.00 - $3.50        959,000      2.32       4.65       959,000    2.32
                         ---------                          ---------
          TOTAL          4,150,000                          2,707,000
                         =========                          =========


      As of December 31, 2003, there are no stock options available for issuance under the 1997 or the 1998 Plan. Pursuant to the plans, as of April 30, 2000 no further options could be issued under the 1997 Plan and as of April 30, 2001, no further options could be issued under the 1998 Plan. As of December 31, 2004, under the 1997 Plan, 1,218,625 options have been returned to the plan and will not be re-issued, and under the 1998 Plan, 705,750 options have been returned to the plan and will not be re-issued.

[3]   Warrants:

      In connection with our sale of 1,408,450 common shares for $2,000,000 ($1.42 per share) in a private placement to Seaside Partners, L.P. ("Seaside") on April 28, 2000, we issued a 5-year warrant to Seaside to purchase 953,283 common shares of our stock at an exercise price of $1.17 per share. To settle a penalty owed to Seaside because of a late effective registration statement, we adjusted the exercise price of the 953,283 warrant shares from $1.17 to $0.95 in February 2001. In November 2003, the Seaside warrant was transferred and the common shares underlying the exercise of the warrants and respective rights and obligations under the Common Stock Purchase Agreement were assigned to Steven Grodko ("Grodko"). Throughout the fiscal year end 2004, Grodko exercised a total

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2004

of 553,283 warrants, leaving a balance of 400,000 warrants.

      On May 2, 2001, the Company issued a 5 year warrant immediately exercisable and non-forfeitable, to purchase 200,000 common shares of American Bio Medica Corporation stock at an exercise price of $1.50 per share to Brean Murray & Co., Inc. as compensation for its future services as a financial advisor to the Company. The warrants were valued at $134,000 using the Black Scholes pricing model and the following assumptions, dividend yield of 0%, volatility of 95%, risk free interest rate 4.8% and expected life of 5 years and has been recorded as a charge to operations in the transition period ending December 31, 2001. The closing price of American Bio Medica Corporation's common shares on May 2, 2001, as listed on The National Association of Securities Dealers Automated Quotations ("NASDAQ") SmallCap Market, was $0.95 per share.

      On August 22, 2001, we issued warrants ("Private Placement Warrants"), exercisable during a 54 month period beginning February 22, 2002, to purchase 1,274,500 common shares of our stock at an exercise price of $1.05 per share in connection with the private placement of 2,549,000 shares of common stock (the 1,274,500 warrants issued in connection with the August 2001 private placement trade on the NASDAQ SmallCap Market and may be hereafter referred to as the "trading warrants"). We also issued, on August 22, 2001, warrants, exercisable during a 54 month period beginning February 22, 2002, to purchase a total of 203,920 common shares of our stock at an exercise price of $1.20 per share, of which warrants to purchase 152,940 common shares were issued to Brean Murray & Co., Inc. ("Brean Murray") as compensation for their services as placement agent and warrants to purchase 12,745 common shares were issued to Axiom Capital Management, Inc., warrants to purchase 5,735 common shares were issued to Jeffrey Goldberg, warrants to purchase 16,250 common shares were issued to Barry Zelin, and warrants to purchase 16,250 common shares were issued to David L. Jordon, each for their services as sub-agents of Brean Murray. In the fiscal year end December 31, 2004, 2,500 trading warrants were exercised, leaving a balance of 1,272,000 trading warrants.

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

      On December 2, 2003, we issued a 5 year warrant immediately exercisable and non-forfeitable, to purchase 300,000 common shares at an exercise price of $1.15 to Brean Murray as compensation for its future services as a financial advisor to the Company. In June 2004, we amended the December 2, 2003 Financial Advisory Agreement with Brean Murray and Brean Murray surrendered 150,000 of the 300,000 warrants to purchase common stock (a copy of this amendment was filed as Exhibit 10.19.1 to the Company's Form 10QSB for the quarter ended June 30,
2004). The warrants were valued at $281,000 using the Black Scholes pricing model and the following assumptions, dividend yield of 0.0%, volatility of 80.6%, risk free interest rate 5.2% and expected life of 5 years and $23,000 was recognized as a charge to operations in the year ended December 31, 2003. The total value of these warrants was initially to be charged ratably over twelve months from December 2003 through November 2004, the term of the contract. An additional $70,000 was expensed in the first quarter of 2004. However, in conjunction with the surrender of 150,000 warrants in June 2004, ABMC and Brean Murray agreed that no further services would be provided and all remaining expense associated with the valuation of the warrants, $129,000, was recognized during the quarter ended June 30, 2004. The closing price of American Bio Medica Corporation's common shares on December 2, 2003, as listed on The NASDAQ SmallCap Market, was $1.33 per share.


NOTE I - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

[1]   Operating leases:

      The Company leases office and R&D/production facilities under operating leases expiring through August 2007. At December 31, 2004, the future minimum

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2004

rental payments under these operating leases are $51,800 per year or $138,000.

      Rent expense was $63,000 for 2004 and $63,000 for 2003.

[2]   Employment agreements:

      The company has employment agreements with two officers providing for aggregate annual salaries of $310,000. The agreement with the Chief Executive Officer provides for $180,000 salary, is for a term of one year and automatically renews unless either side gives advance notice of 60 days. The agreement with the Chief Financial Officer provides for $130,000 salary and expires on April 30, 2005 and is automatically renewed unless either side gives advance notice of 60 days.

[3]   Legal:

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


NOTE J - RELATED PARTY DISCLOSURES

      During the fiscal years ended December 31, 2004 and December 31, 2003, the Company paid an aggregate of $113,000 and $63,000 respectively, in fees to Edmund Jaskiewicz, the Company's President and Chairman of the Board of Directors, in consideration of his services as patent and trademark counsel to the Company.

      During the fiscal year ended December 31, 2003, the Company entered into an agreement with Altius Marketing related to marketing services. The Chief Financial Officer of Altius Marketing is the son of the Company's former Chief Executive Officer, Donal V. Carroll. The Company paid an aggregate of $0 and $13,300 to Altius Marketing in the fiscal years ended December 31, 2004 and 2003 respectively.


NOTE K - GEOGRAPHIC INFORMATION

      Information concerning net sales by principal geographic location is as follows:


                                            Year ended           Year ended
                                           December 31,         December 31,
                                               2004                 2003
                                           ------------         ------------
               United States               $11,360,000          $11,479,000
               North America (not
               domestic)                       621,000              832,000
               Europe                          191,000               90,000
               Asia/Pacific Rim                 24,000               54,000
               South America                    45,000               29,000
                                           -----------          -----------
                                           $12,241,000          $12,484,000
                                           ===========          ===========

Number                            Description of Exhibits
------                            -----------------------

 3.5         Bylaws(1)
 3.50        Amended and Restated Bylaws(5)
 3.6 Fifth amendment to the Certificate of Incorporation (filed as Exhibit 3.6 to the Company's Form SB-2 filed on November 21, 1996 and incorporated herein by reference)
 3.7         Sixth amendment to the Certificate of Incorporation(5)
 4.2 Investor Registration Rights Agreement, dated August 22, 2001, among American Bio Medica Corporation and the investors(4)
 4.3 Placement Agent Registration Rights Agreement, dated August 22, 2001, among American Bio Medica Corporation and the placement agent and its sub-agents(4)
 4.4 Form of Warrant Agreement and Warrant among American Bio Medica Corporation and the investors(4)
 4.5 Form of Warrant Agreement and Warrant among American Bio Medica Corporation and the placement agent and its sub-agents(4)
 4.6 Fiscal 1997 Nonstatutory Stock Option Plan (filed as part of the Company's Proxy Statement for its Fiscal 1997 Annual Meeting and incorporated herein by reference) (a)
 4.14 Fiscal 1998 Nonstatutory Stock Option Plan (filed as part of the Company's Proxy Statement for its Fiscal 1998 Annual Meeting and incorporated herein by reference) (a)
 4.15 Fiscal 2000 Nonstatutory Stock Option Plan (filed as part of the Company's Proxy Statement for its Fiscal 2000 Annual Meeting and incorporated herein by reference) (a)
 4.16 Common Stock Purchase Agreement dated April 28, 2000 by and between the Company and Seaside Partners, L.P.(2)
 4.17 Fiscal 2001 Nonstatutory Stock Option Plan (filed as part of the Company's Proxy Statement for its Fiscal 2002 Annual Meeting and incorporated herein by reference) (a)
 10.6 Contract of Sale dated May 19, 1999/Kinderhook, New York facility(2)
 10.7 Agreement of Lease dated May 13, 1999/Kinderhook, New York facility(2)
 10.8        Lease dated August 1, 1999/New Jersey facility(2)
 10.9 Amendment dated March 23, 2001 to Lease dated August 1, 1999/New Jersey facility(3)
 10.10 Amended Contract of Sale dated May, 2001/Kinderhook, New York facility(3)
 10.11 Financial Advisory Agreement dated May 2, 2001 by and between Brean Murray & Co., Inc. and the Company(3)
 10.12       Employment contract between the Company and Robert L. Aromando,
             Jr. (a)(3)
 10.13       Employment contract between the Company and Stan Cipkowski (a)(3)
 10.14       Employment contract between the Company and Douglas Casterlin
             (a)(3)
 10.15       Employment contract between the Company and Keith E. Palmer (a)(3)
 10.16 Warrant Agreement dated November 15, 2001 by and between the Company and Hudson River Bank & Trust Company(5)
 10.17       Amendment No.3 dated August 20, 2002/New Jersey facility(6)
 10.18       Employment contract between the Company and Gerald A. Moore (a)(6)
 10.19 Financial Advisory Agreement dated December 2, 2003 by and between Brean Murray & Co., Inc and the Company(7)
 10.19.1 Settlement letter dated June 21, 2004 by and between Bran Murray & Co., Inc and the Company(8)
 10.20       Contract of Sale/land-Kinderhook, NY facility(7)
 10.21       Employment contract between the Company and Stan Cipkowski(a),(7)
 10.22       Employment contract between the Company and Stan Cipkowski(a),(9)
 32.1        Section 1350 Certification of the Chief Executive Officer
 32.2        Section 1350 Certification of the Chief Financial Officer

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

(7) Filed as the exhibit number listed to the Company's Form 10-KSB filed on May 10, 2004 and incorporated herein by reference.

(8) Filed as the exhibit number listed to the Company's Form 10-QSB filed August 10, 2004 and incorporated herein by reference.

(9) Filed as the exhibit number listed to the Company's Form 10-QSB filed on November 12, 2004 and incorporated herein by reference.