Form 10QSB
period 2005-03-31
AMERICAN BIO MEDICA CORP
filed 2005-05-13
CIK 896747

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2005.


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

      21,284,768 Common Shares as of May 12, 2005


      Transitional Small Business Disclosure Format: Yes |_|  No |X|

                                     PART I
                              FINANCIAL INFORMATION

              AMERICAN BIO MEDICA CORPORATION
                      BALANCE SHEETS

                                                              MARCH 31,      DECEMBER 31,
                                                                 2005           2004
                                                             (UNAUDITED)
                                                             ------------    ------------
                               ASSETS
Current assets:
      Cash and cash equivalents                              $    339,000    $    995,000
      Accounts receivable, net of allowance of $105,000 at
         March 31, 2005 and December 31, 2004 respectively      1,352,000       1,108,000
      Other receivables                                            12,000
      Inventory-net of reserve for slow moving and              4,227,000       4,338,000
        obsolete inventory of $100,000
      Prepaid and other current assets                             78,000         121,000
                                                             ------------    ------------

Total current assets                                            6,008,000       6,562,000

Property, plant and equipment, net                              1,778,000       1,808,000
Other assets                                                        5,000           5,000
                                                             ------------    ------------

Total assets                                                 $  7,791,000    $  8,375,000
                                                             ============    ============

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                       $    748,000    $  1,358,000
      Accrued liabilities                                         136,000         176,000
      Wages payable                                               231,000         243,000
      Current portion of mortgages and notes payable               64,000          71,000
      Current portion of unearned grant                             8,000           6,000
                                                             ------------    ------------

 Total current liabilities                                      1,187,000       1,854,000

  Long term portion of mortgages and notes payable                618,000         629,000
  Long term portion of unearned grant                              72,000          54,000
                                                             ------------    ------------

 Total liabilities                                              1,877,000       2,537,000
                                                             ------------    ------------

Stockholders' equity:
    Preferred stock; par value $.01 per share; 5,000,000
      shares authorized; none issued and outstanding
    Common stock; par value $.01 per share; 50,000,000
      shares authorized; 21,284,768 and 21,282,268 shares
      issued and outstanding at March 31, 2005
      and December 31, 2004 respectively
                                                                  213,000         213,000
Additional paid-in capital                                     18,765,000      18,763,000
Accumulated deficit                                           (13,064,000)    (13,138,000)
                                                             ------------    ------------

Total stockholders' equity                                      5,914,000       5,838,000
                                                             ------------    ------------

Total liabilities and stockholders' equity                   $  7,791,000    $  8,375,000
                                                             ============    ============


The accompanying notes are an integral part of the financial statements

                         AMERICAN BIO MEDICA CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    FOR THE THREE MONTHS ENDED
                                                            MARCH 31,
                                                   ----------------------------
                                                       2005            2004
                                                   ------------    ------------
Net sales                                          $  3,122,000    $  3,072,000
Cost of goods sold                                    1,479,000       1,349,000
                                                   ------------    ------------
Gross profit                                          1,643,000       1,723,000
                                                   ------------    ------------

Operating expenses:
    Research and development                            159,000         129,000
    Selling and marketing                               757,000         603,000
    General and administrative                          656,000         713,000
    Employee severance costs                                            240,000
                                                   ------------    ------------
                                                      1,572,000       1,685,000
                                                   ------------    ------------
Operating income                                         71,000          38,000
                                                   ------------    ------------

Other income (expense):
   Other income                                          15,000
   Interest income                                        1,000           2,000
   Interest expense                                     (12,000)        (13,000)
                                                   ------------    ------------
                                                          4,000         (11,000)
                                                   ------------    ------------
Income before provision for income taxes                 75,000          27,000
Income taxes                                              1,000           3,000
                                                   ------------    ------------
Net income                                         $     74,000    $     24,000
                                                   ============    ============

Basic income per common share                      $       0.00    $       0.00
                                                   ============    ============

Diluted income per common share                    $       0.00    $       0.00
                                                   ============    ============

 Weighted average shares outstanding -
    basic                                            21,284,768      21,038,141
 Dilutive effect of stock options and warrants          255,637       1,377,841
                                                   ------------    ------------
 Weighted average shares outstanding -
    diluted                                          21,540,405      22,415,982
                                                   ============    ============

The accompanying notes are an integral part of the financial statements

                         AMERICAN BIO MEDICA CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           FOR THE THREE MONTHS ENDED
                                                                    MARCH 31,
                                                           --------------------------
                                                               2005          2004
                                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                $    74,000    $    24,000
  Adjustments to reconcile net income to net cash
    used in operating activities:
     Depreciation                                               89,000         49,000
     Non cash compensation expense                                            100,000
     Changes in:
       Accounts receivable                                    (244,000)      (165,000)
       Inventory                                               111,000        (57,000)
       Prepaid and other current assets                         31,000       (108,000)
       Accounts payable                                       (611,000)      (142,000)
       Accrued liabilities                                     (40,000)        15,000
       Unearned Grant                                           (5,000)
       Wages payable                                           (12,000)         1,000
                                                           -----------    -----------
         Net cash used in operating activities                (607,000)      (283,000)
                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                    (59,000)      (143,000)
                                                           -----------    -----------
         Net used in investing activities                      (59,000)      (143,000)
                                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of warrants                             2,000        528,000
  Proceeds from exercise of options                                            25,000
  Debt payments                                                (17,000)        (9,000)
  Proceeds from line of credit                                                132,000
  Proceeds from grant                                           25,000
                                                           -----------    -----------
         Net cash provided by financing activities              10,000        676,000
                                                           -----------    -----------

NET INCREASE / (DECREASE) IN CASH AND CASH EQUIVALENTS        (656,000)       250,000
Cash and cash equivalents - beginning of period                995,000        942,000
                                                           -----------    -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                  $   339,000    $ 1,192,000
                                                           ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Cash paid during period for interest                 $    12,000    $    13,000
      Issuance of note payable for purchase of equipment                       85,000

The accompanying notes are an integral part of the financial statements

Notes to financial statements (unaudited)

                                 March 31, 2005

Note A - Basis of Reporting

      The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such statements include all adjustments, which are considered necessary for a fair presentation of the financial position of American Bio Medica Corporation (the "Company" or "ABMC") at March 31, 2005, and the results of its operations, and cash flows for the three-month period ended March 31, 2005 and 2004. The results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the Company's audited financial statements and related disclosures for the year ended December 31, 2004 included in the Company's Form 10-KSB.

      During the year ended December 31, 2004, the Company earned net income of $266,000 from net sales of $12,241,000, and had net cash provided by operating activities of $134,000. During the three months ended March 31, 2005, the Company earned a net income of $74,000 from net sales of $3,122,000. The Company had net cash outflows from operating activities of $607,000 for the first three months of 2005 primarily as the result of increases in accounts receivables, and significant reductions in accounts payable resulting from payments made for inventory purchases made in the fourth quarter of 2004. The Company continued to take steps to improve its financial prospects including focusing on research and development and sales and marketing. Additionally, the Company added six new regional sales or sales support professionals and a marketing support professional in the first quarter of 2005.

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

      In March 2004, the Emerging Issues Task Force reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments" ("EITF 03-1"). EITF 03-1 provides a three-step impairment model for determining whether an investment is other-than-temporarily impaired and requires the Company to recognize such impairments as an impairment loss equal to the difference between the investment's cost and fair value at the reporting date. The guidance became effective for the Company during the first quarter of fiscal 2005. The Company adopted the provisions of EITF 03-1 during the year ended December 31, 2004. EITF 03-1did not impact the Company's operating results or financial position.

      In May 2004, the FASB issued Staff Position 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FAS 106-2), providing final guidance on accounting for the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act"). The Company adopted the provisions of FAS 106-2 during the year ended December 31, 2004. FAS 106-2 did not impact the Company's operating results or financial position.

      In November 2004, the FASB issued SFAS No. 151 "Inventory Costs - An Amendment of ARB No. 43, Chapter 4" ("FAS 151"). FAS 151clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, FAS 151 requires that allocation of fixed and production facilities overhead to conversion costs should be based on normal capacity of the production facilities. The provisions in FAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe that the adoption of FAS 151 will have a significant effect on its financial statements.

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

      In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, ("FAS No. 123(R)"), which amends SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. FAS No. 123(R) requires compensation expense to be recognized for all share-based payments made to employees based on the fair value of the award at the date of grant, eliminating the intrinsic value alternative allowed by SFAS No. 123. Generally, the approach to determining fair value under the original pronouncement has not changed. However, there are revisions to the accounting guidelines established, such as accounting for forfeitures, which will change our accounting for stock-based awards in the future.

      FAS No. 123(R) must be adopted in the first interim or annual period beginning after December 15, 2005. The statement allows companies to adopt its provisions using either of the following transition alternatives:

      (i) The modified prospective method, which results in the recognition of compensation expense using FAS 123(R) for all share-based awards granted after the effective date and the recognition of compensation expense using SFAS 123 for all previously granted share-based awards that remain unvested at the effective date; or


      (ii) The modified retrospective method, which results in applying the modified prospective method and restating prior periods by recognizing the financial statement impact of share-based payments in a manner consistent with the pro forma disclosure requirements of SFAS No. 123. The modified retrospective method may be applied to all prior periods presented or previously reported interim periods of the year of adoption.

      We currently plan to adopt FAS No. 123(R) on January 1, 2006 using the modified prospective method. Because we currently account for share-based payments to our employees using the intrinsic value method, our results of operations have not included the recognition of compensation expense for the issuance of stock option awards. Had we applied the fair-value criteria established by FAS No. 123(R) to previous stock option grants, the impact to our results of operations would have approximated the impact of applying SFAS No. 123, which was a reduction to net income of approximately $995,000 in 2004, $1,018,000 in 2003 and $881,000 in 2002. The impact of applying SFAS No. 123 to previous stock option grants for the year ended December 31, 2005 will be approximately $589,000, including $269,000 in the first quarter. We currently expect the recognition of compensation expense for stock options issued and outstanding at March 31, 2005 to reduce our 2006 net income by approximately $149,000.

      FAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce our net operating cash inflows and increase our net financing cash flows in periods after adoption. The impact that this change in reporting will have on future periods cannot be determined at this time because the benefit recognized is dependent upon attributes that vary for each option exercise.


Note B - Net Income Per Common Share

      Basic net income or loss per share is calculated by dividing the net income or loss by the weighted average number of outstanding common shares during the period. Diluted net income or loss per share includes the weighted average dilutive effect of stock options and warrants.


      Potential common shares outstanding as of March 31, 2005 and 2004:

                          MARCH 31,          MARCH 31,
                            2005               2004
                       ---------------   ---------------
            WARRANTS         2,243,420         2,395,920
            OPTIONS          4,217,830         4,496,584

      For the three months ended March 31, 2005 the number of securities not included in the diluted EPS, because the effect would have been anti-dilutive, were 3,024,250. For the three months ended March 31, 2004 the number of securities not included in the diluted EPS, because the effect would have been anti-dilutive, were 2,487,250.

      The following pro forma information gives effect to fair value of the options on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, volatility of 76% for 2005 and 81% for 2004, risk free interest rates ranging from 4.63% to 4.91% for 2005 and 5.06% to 5.23% for 2004, and an expected life of 10 years for both 2005 and 2004. The pro-forma net income represents three months amortization of expense associated with the option grants.


                                      THREE MONTHS ENDED  THREE MONTHS ENDED
                                           MARCH 31,          MARCH 31,
                                             2005               2004
                                       ---------------    ---------------
     Net Income/(loss):
           As reported                 $        74,000    $        24,000
           Pro forma                   $      (195,000)   $      (158,000)
     Basic income/(loss) per share
          As reported                  $           .00    $           .00
          Pro forma                    $          (.01)   $          (.01)
     Diluted income/(loss) per share
           As reported                 $           .00    $           .00
           Pro forma                   $          (.01)   $          (.01)

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

Note E - Employee Severance Costs

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

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

Critical accounting policies
----------------------------

      There have been no significant changes to the Company's critical accounting policies, which are included in the Company's form 10-KSB filing for the year ended December 31, 2004, during the three months ended March 31, 2005.

Results of operations for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004

      Net sales were $3,122,000 for the three months ended March 31, 2005 as compared to $3,072,000 for the three months ended March 31, 2004, an increase of $50,000 or 1.6%. The Company's efforts to grow its direct sales continued in the first quarter of 2005 with the addition of six new sales professionals. Further, a marketing support professional was added during the first quarter of 2005 to support the sales efforts of the direct sales and inside sales groups. Direct sales accounted for 71.8% or $2,242,000 of sales for the first quarter compared to $2,026,000 or 66.0% a year ago. Telemarketing and international sales contributed approximately $584,000 or 18.7% of the net sales for the first three months of 2005, compared to $525,000 or 17.1% of the net sales for the same period in 2004.

      During the three months ended March 31, 2005, the Company continued its extensive program to market and distribute its primary product lines, the Rapid Drug Screen(R), its Rapid TEC(R) series and Rapid One(R), in addition to its newly developed saliva based test, the Oralstat(R), and the InCup(TM), an all inclusive urine drug screen, both introduced in the third quarter of 2004. The Company continued sales of its Rapid Reader(TM), a portable unit that captures a picture of the test results on an ABMC drug screen using a high-resolution camera and interprets and records the results. The information is then sent to a data management system, which enables the user to interpret, store, transmit and print the drug test results.

      The Company continued its contract manufacturing operations for unaffiliated third parties during the first quarter of 2005. Development continued on the production of a point of collection test for HIV, which is currently being evaluated by the FDA. In addition, the Company continued sales of a test for the detection of Respiratory Syncytial Virus ("RSV"), a juvenile respiratory disease, a test developed in the third quarter of 2004.

      Cost of goods sold for the three months ended March 31, 2005 was $1,479,000 or 47.4% of net sales as compared to $1,349,000 or 43.9% of net sales for the three months ended March 31, 2004. The increase in cost of goods sold is due to increases in the cost of labor in manufacturing, stemming from the greater diversity and complexity of new products. Gross profit margin fell 3.5% year over year. While the cost of labor and overhead rose in 2005 compared to a year ago, materials have remained relatively consistent and the Company continued its efforts to control the costs to produce its products.

      Operating expenses decreased 6.7% to $1,572,000 in first three months of 2005 as compared to $1,685,000 in the same period in 2004. Research and development expense was $159,000, up from $129,000 in the first quarter of 2004. This is attributable to increased costs for FDA compliance and consulting fees. Selling and marketing expense was $757,000 for the first quarter of 2005 compared to $603,000 in the same period a year ago. The increase is attributable to the hiring of six additional sales professionals to continue increased penetration in the market. General and administrative expenses decreased by $57,000 to $656,000 in the first three months of 2005.

      Included in operating expenses in the first quarter of 2004 are charges of $291,000 of which $236,000 related to employee severance costs, incurred in response to the changing needs of the business in January 2004. These charges of $291,000 also included general and administrative expense for the first quarter of 2004 of $55,000 in professional fees related to the Company's investigation into allegations identified in an anonymous letter received by its independent accountants in February 2004. As part of this response, an independent counsel performed an internal investigation.

      Though the investigation expenses did not recur in the first quarter of 2005, other expenses were incurred related to the company's continued efforts to grow sales, increase market penetration, and address increased regulatory reporting requirements. Six additional sales professionals were added during 2004 or early 2005 in addition to a marketing support professional, a production manager, a controller, a quality control manager and an additional quality control resource.

Research and development
------------------------

      Research and development expenses for the three months ended March 31, 2005 were $159,000 or 5.1% of net sales compared to $129,000 or 4.2% of net sales for the three months ended March 31, 2004. The increase in expense is primarily due to an increase in consulting costs in addition to an increase in FDA compliance costs. Management continues its strategy to: focus on new product development to meet the changing needs of the point of collection drug of abuse testing market; develop test components for an HIV test currently under development for a third party and being evaluated by the FDA; and develop new uses of immunoassay lateral flow technology.

Selling and marketing expense
-----------------------------

      Selling and marketing expense was $757,000 or 24.2% of net sales in the first three months of 2005. This represents an increase of $154,000, from $603,000 or 19.6% of net sales in the same three months in 2004. This increase is primarily attributable to the addition of six sales professionals and a marketing support professional to increase penetration in the marketplace. Further, in the first quarter of 2005 expenses for advertising and promotion and travel were higher than the same period a year ago.

General and administrative expense
----------------------------------

      General and administrative (G&A) expense was $57,000 lower in the first three months of 2005 than the same period in 2004. Total G&A expense for the three months ended March 31, 2005 was $656,000 or 21.0% of net sales compared to $713,000 or 23.2% of net sales in the first three months of 2004.

Included in G&A expense in the first quarter of 2004 was $291,000 of expenses related to employee severance and the independent investigation described above plus $70,000 of non-cash compensation for a financial advisory agreement entered into in the fourth quarter of 2003 and subsequently cancelled during the second quarter of 2004. Though these expenses did not recur in the first quarter of 2005, other expenses increased including expenses attributable to additional personnel to address increased regulatory reporting requirements such as: additional operations management, additional quality control management and additional finance resources to comply with the Sarbanes Oxley Act of 2002 and associated regulations. Further, director's fees and expenses, and state and local taxes increased in the first quarter of the current year compared to last year. These increases were partially offset by savings in consulting fees, accounting fees and outside service fees.

LIQUIDITY AND CAPITAL RESOURCES AS OF MARCH 31, 2005

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

      The Company has working capital of $4,821,000 at March 31, 2005 compared to working capital of $4,708,000 at December 31, 2004. The Company has historically satisfied its net working capital requirements, if needed, through cash generated by proceeds from private placements of equity securities with institutional investors. The Company has never paid any dividends on its common shares and anticipates that all future earnings, if any, will be retained for use in the Company's business and it does not anticipate paying any cash dividends.

      Net cash used in operating activities was $607,000 for the three months ended March 31, 2005 compared to net cash used in operating activities of $283,000 for the three months ended March 31, 2004. The net cash used in operating activities for the three months ended March 31, 2005 resulted primarily from increases in accounts receivable and reductions in accounts payable offset by decreases in prepaid expenses and inventory. Prepaid expenses had been higher in the first quarter of 2004 as a result of the Company's first quarter payment of several large insurance premiums for annual coverage. In the first quarter of 2005, the Company began paying insurance premiums monthly, reducing prepaid expense. Reductions in accounts payable pertain to purchases of inventory materials in the fourth quarter of 2004, paid for in the first quarter of 2005.

      Net cash used in investing activities was $59,000 for the three months ended March 31, 2005 compared to net cash used in investing activities of $143,000 for the three months ended March 31, 2004.

The net cash used in investing activities in the first three months of 2005 was exclusively for investment in property, plant & equipment, specifically costs associated with the completion of the Company's HIV room and equipment purchases in the Company's New Jersey facility and additional equipment purchases for new hires. In the first quarter of 2004 cash used in investing activities was comprised of the purchase of Rapid Reader devices and software, and the purchase and installation of enhanced sales tracking and forecasting software.

      Net cash provided by financing activities was $10,000 for the three months ended March 31, 2005 consisting of proceeds from the exercise of warrants totaling $2,000 and proceeds of $25,000 from a Columbia County Economic Development Grant offset by $17,000 in payments on mortgage and notes payable. Net cash provided by financing activities in the first quarter of 2004 consisted of proceeds from the exercise of warrants totaling $528,000, proceeds from the exercise of options totaling $25,000, and borrowings on a line of credit totaling $132,000. The Company also issued a note payable in the amount of $85,000, which was a non-cash financing activity, bearing an interest rate of 5% and a term of two years from the manufacturer of a new mold purchased by the Company.

      The Company has available a line of credit with First Niagara Financial Group, Inc. ("FNFG") and has a maximum available line of $350,000, not to exceed 70% of accounts receivable less than 60 days. The interest rate is .25% above the FNFG prime rate and the Company is required to pay the principal down to $0 for a 30 consecutive day period in each 12 month period during which the line is available. No amounts were outstanding under the line at March 31, 2005 and December 31, 2004.

      At March 31, 2005, the Company had cash and cash equivalents of $339,000.

      The Company's primary short-term capital and working capital needs relate to continued support of its research and development programs, opening new distribution opportunities, focusing sales efforts on segments of the drugs of abuse testing market that will yield high volume sales, increasing its manufacturing and production capabilities, establishing adequate inventory levels to support expected sales and instituting controls necessary to comply with financial disclosure controls as necessitated by new regulatory requirements.

ITEM 3. CONTROLS AND PROCEDURES

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


Dated: May 13, 2005