Form 10QSB
period 2005-06-30
AMERICAN BIO MEDICA CORP
filed 2005-08-12
CIK 896747

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2005.


[_] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

     F or the transition period from              to


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

      21,284,768 Common Shares as of August 12, 2005


     Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                     PART I
                              FINANCIAL INFORMATION
                         American Bio Medica Corporation
                                Balance Sheets                                    June 30,           December 31,
                                                                                    2005                 2004
                                                                                 (Unaudited)
                                                                                ------------        ------------
                                     Assets
Current assets:
      Cash and cash equivalents                                                 $    597,000        $    995,000
      Accounts receivable, net of allowance of $105,000 at both
       June 30, 2005 and December 31, 2004                                         1,593,000           1,108,000
      Inventory-net of reserve for slow moving and
        obsolete inventory of $100,000 at both June 30,                                                     2005
       and December 31, 2004                                                       3,975,000           4,338,000
      Prepaid and other current assets                                               153,000             121,000
                                                                                ------------        ------------

Total current assets                                                               6,318,000           6,562,000

Property, plant and equipment, net                                                 1,721,000           1,808,000
Other assets                                                                           7,000               5,000
                                                                                ------------        ------------

Total assets                                                                    $  8,046,000        $  8,375,000
                                                                                ============        ============

                Liabilities and Stockholders' Equity

Current liabilities:
      Accounts payable                                                          $    642,000        $  1,358,000
      Accrued liabilities                                                            189,000             176,000
      Wages payable                                                                  235,000             243,000
      Line of Credit                                                                 176,000
      Current portion of mortgages and notes payable                                  53,000              71,000
      Current portion of unearned grant                                               10,000               6,000
                                                                                ------------        ------------

 Total current liabilities                                                         1,305,000           1,854,000

  Long term portion of mortgages and notes payable                                   609,000             629,000
  Long term portion of unearned grant                                                 70,000              54,000
                                                                                ------------        ------------

 Total liabilities                                                                 1,984,000           2,537,000
                                                                                ------------        ------------

Stockholders' equity:
    Preferred stock; par value $.01 per share; 5,000,000                                                  shares
     authorized; none issued and outstanding
    Common stock; par value $.01 per share; 50,000,000 shares authorized;
     21,284,768 and 21,282,268 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively
                                                                                     213,000             213,000
Additional paid-in capital                                                        18,765,000          18,763,000
Accumulated deficit                                                              (12,916,000)        (13,138,000)
                                                                                ------------        ------------

Total stockholders' equity                                                         6,062,000           5,838,000
                                                                                ------------        ------------

Total liabilities and stockholders' equity                                      $  8,046,000        $  8,375,000
                                                                                ============        ============

The accompanying notes are an integral part of the financial statements

                         American Bio Medica Corporation
                            Statements of Operations
                                   (Unaudited)

                                                        For The Six Months Ended
                                                              June 30,
                                                  -----------------------------------
                                                     2005                    2004
                                                  -----------------------------------
Net sales                                         $  6,736,000           $  6,264,000
Cost of goods sold                                   3,338,000              2,897,000
                                                  ------------           ------------
Gross profit                                         3,398,000              3,367,000
                                                  ------------           ------------

Operating expenses:
    Research and development                           332,000                273,000
    Selling and marketing                            1,681,000              1,353,000
    General and administrative                       1,146,000              1,408,000
    Employee severance costs                           240,000
                                                  ------------           ------------
                                                     3,159,000              3,274,000
                                                  ------------           ------------
Operating income                                       239,000                 93,000
                                                  ------------           ------------

Other income (expense):
   Other income (expense)                               14,000                 (2,000)
   Interest income                                       2,000                  4,000
   Interest expense                                    (27,000)               (27,000)
                                                  ------------           ------------
                                                       (11,000)               (25,000)
                                                  ------------           ------------
Income before provision for income taxes               228,000                 68,000
Income taxes                                             6,000                 10,000
                                                  ------------           ------------
Net income                                        $    222,000           $     58,000
                                                  ============           ============

Basic income per common share                     $       0.01           $       0.00
                                                  ============           ============

Diluted income per common share                   $       0.01           $       0.00
                                                  ============           ============

 Weighted average shares outstanding                      --
    basic                                           21,284,768             21,089,981
 Dilutive effect of stock options and warrants          71,550              1,002,222
                                                  ------------           ------------
 Weighted average shares outstanding -
    diluted                                         21,356,318             22,092,203
                                                  ============           ============

The accompanying notes are an integral part of the financial statements

                         American Bio Medica Corporation
                            Statements of Operations
                                   (Unaudited)
                                                   For The Three Months Ended
                                                            June 30,
                                                 -----------------------------
                                                      2005           2004
                                                 -----------------------------

Net sales                                        $  3,614,000    $  3,192,000
Cost of goods sold                                  1,858,000       1,548,000
                                                 ------------    ------------
Gross profit                                        1,756,000       1,644,000
                                                 ------------    ------------

Operating expenses:
    Research and development                          174,000         144,000
    Selling and marketing                             924,000         725,000
    General and administrative                        490,000         720,000
                                                 ------------    ------------
                                                    1,588,000       1,589,000
                                                 ------------    ------------
Operating income                                      168,000          55,000
                                                 ------------    ------------

Other income (expense):
   Other (expense)                                     (2,000)
   Interest income                                      1,000           2,000
   Interest expense                                   (16,000)        (14,000)
                                                 ------------    ------------
                                                      (15,000)        (14,000)
                                                 ------------    ------------
Income before provision for income taxes              153,000          41,000
Income taxes                                           (5,000)         (8,000)
                                                 ------------    ------------
Net income                                       $    148,000    $     33,000
                                                 ============    ============

Basic income per common share                    $       0.01    $       0.00
                                                 ============    ============

Diluted income per common share                  $       0.01    $       0.00
                                                 ============    ============

 Weighted average shares outstanding                     --
    basic                                          21,284,768      21,279,338
 Dilutive effect of stock options and warrants          7,397         377,381
                                                 ------------    ------------
 Weighted average shares outstanding -
    diluted                                        21,292,165      21,656,719
                                                 ============    ============

The accompanying notes are an integral part of the financial statements

                         American Bio Medica Corporation
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                             For The Six Months Ended
                                                                                                     June 30,
                                                                                      ---------------------------------------
                                                                                            2005                 2004
                                                                                      ------------------   ------------------
Cash flows from operating activities:
 Net income                                                                               $   222,000        $    58,000
  Adjustments to reconcile net income to net cash used in operating activities:
     Depreciation                                                                             185,000            115,000
     Non cash compensation expense                                                            228,000
     Changes in:
       Accounts receivable                                                                   (486,000)          (120,000)
       Inventory                                                                              363,000             33,000
       Prepaid and other current assets                                                       (32,000)          (113,000)
       Accounts payable                                                                      (717,000)          (103,000)
       Accrued liabilities                                                                     13,000              3,000
       Unearned Grant                                                                          (5,000)
       Wages payable                                                                           (8,000)           176,000
                                                                                          -----------        -----------
         Net cash used in operating activities                                               (465,000)           (75,000)
                                                                                          -----------        -----------

Cash flows from investing activities:
  Purchase of property, plant and equipment                                                   (99,000)          (196,000)
                                                                                          -----------        -----------
         Net cash used in investing activities                                                (99,000)          (196,000)
                                                                                          -----------        -----------

Cash flows from financing activities:
  Proceeds from exercise of warrants                                                            3,000            528,000
  Proceeds from exercise of options                                                            53,000
  Debt payments                                                                               (38,000)           (27,000)
  Proceeds from line of credit                                                                176,000            132,000
  Line of credit payments                                                                     (49,000)
  Proceeds from grant                                                                          25,000
                                                                                          -----------        -----------
         Net cash provided by financing activities                                            166,000            637,000
                                                                                          -----------        -----------

Net increase / (decrease) in cash and cash equivalents                                       (398,000)           366,000
Cash and cash equivalents - beginning of period                                               995,000            942,000
                                                                                          -----------        -----------

Cash and cash equivalents - end of period                                                 $   597,000        $ 1,308,000
                                                                                          ===========        ===========

Supplemental disclosures of cash flow information
      Cash paid during period for interest                                                $    27,000        $    27,000
      Issuance of note payable for purchase of equipment                                  $    85,000

The accompanying notes are an integral part of the financial statements

Notes to financial statements (unaudited)

                                  June 30, 2005

Note A - Basis of Reporting

      The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such statements include all adjustments, which are considered necessary for a fair presentation of the financial position of American Bio Medica Corporation (the "Company" or "ABMC") at June 30, 2005, and the results of its operations, and cash flows for the six-month and three-month periods ended June 30, 2005 and 2004. The results of operations for the six-month and three-month periods ended June 30, 2005 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the Company's audited financial statements and related disclosures for the year ended December 31, 2004 included in the Company's Form 10-KSB.

      During the year ended December 31, 2004, the Company earned net income of $266,000 from net sales of $12,241,000, and had net cash provided by operating activities of $134,000. During the six months ended June 30, 2005, the Company earned a net income of $222,000 from net sales of $6,736,000. The Company had net cash outflows from operating activities of $465,000 for the first six months of 2005 primarily as the result of increases in accounts receivables, and reductions in accounts payable resulting from payments made for inventory purchases made in the fourth quarter of 2004. The Company continued to take steps to improve its financial prospects including focusing on research and development and sales and marketing. Additionally, the Company added six new regional sales or sales support professionals and a marketing support professional in the first quarter of 2005.

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

      In December 2004, the FASB issued FAS No. 123 (revised 2004), "Share-Based Payment", ("FAS No. 123(R)"), which amends FAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. FAS No. 123(R) requires compensation expense to be recognized for all share-based payments made to employees based on the fair value of the award at the date of grant, eliminating the intrinsic value alternative allowed by FAS No. 123. Generally, the approach to determining fair value under the original pronouncement has not changed. However, there are revisions to the accounting guidelines established, such as accounting for forfeitures, which will change our accounting for stock-based awards in the future.

      FAS No. 123(R) must be adopted in the first interim or annual period beginning after December 15, 2005. The statement allows companies to adopt its provisions using either of the following transition alternatives:

      (i) The modified prospective method, which results in the recognition of compensation expense using FAS 123(R) for all share-based awards granted after the effective date and the recognition of compensation expense using FAS 123 for all previously granted share-based awards that remain unvested at the effective date; or


      (ii) The modified retrospective method, which results in applying the modified prospective method and restating prior periods by recognizing the financial statement impact of share-based payments in a manner consistent with the pro forma disclosure requirements of FAS No. 123. The modified retrospective method may be applied to all prior periods presented or previously reported interim periods of the year of adoption.

      We currently plan to adopt FAS No. 123(R) on January 1, 2006 using the modified prospective method. Because we currently account for share-based payments to our employees using the intrinsic value method, our results of operations have not included the recognition of compensation expense for the issuance of stock option awards. Had we applied the fair-value criteria established by FAS No. 123(R) to previous stock option grants, the impact to our results of operations would have approximated the impact of applying FAS No. 123, which was a reduction to net income of approximately $995,000 in 2004, $1,018,000 in 2003 and $881,000 in 2002. The impact of applying SFAS No. 123 to previous stock option grants for the year ended December 31, 2005 will be approximately $705,000, including $505,000 in the first six months of 2005. We currently expect the recognition of compensation expense for stock options issued and outstanding at June 30, 2005 to reduce our 2006 net income by approximately $164,000.

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

In May 2005, the FASB issued FAS No. 154. "Accounting Changes and Error Corrections" which replaced APB Opinion No. 20 and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. FAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. FAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. The Company does not believe that the adoption of FAS No. 154 will have a significant effect on its financial statements.

Note B - Net Income Per Common Share

      Basic net income or loss per share is calculated by dividing the net income or loss by the weighted average number of outstanding common shares during the period. Diluted net income or loss per share includes the weighted average dilutive effect of stock options and warrants.


      Potential common shares outstanding as of June 30, 2005 and 2004:

                                June 30,          June 30,
                                --------          --------
                                  2005               2004
                                  ----               ----

                 Warrants     2,243,420           2,245,920
                 Options      4,166,080           4,258,500

      For the three months and six months ended June 30, 2005 the number of securities not included in the diluted EPS, because the effect would have been anti-dilutive, were 5,783,000 and 4,884,500, respectively. For the three months and six months ended June 30, 2004 the number of securities not included in the diluted EPS, because the effect would have been anti-dilutive, were 2,496,420 and 1,753,250 respectively.

      The following pro forma information gives effect to fair value of the options on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, volatility of 75% to 77% for 2005 and 79% to 81% for 2004, risk free interest rates ranging from 4.26% to 4.91% for 2005 and 4.62% to 5.34% for 2004, and an expected life of 10 years for both 2005 and 2004. The pro-forma net income represents six months amortization of expense associated with the option grants.

                                                     Six months ended        Six months ended
                                                         June 30,                June 30,
                                                           2005                    2004
                                                  ----------------------- ----------------------
            Net Income/(loss):
                  As reported                         $   222,000              $   58,000
                  Pro forma                           $  (283,000)             $ (272,000)
            Basic income/(loss) per share
                 As reported                              $  .01                  $  .00
                 Pro forma                                $ (.01)                 $ (.01)
            Diluted income/(loss) per share
                  As reported                             $  .01                  $  .00
                  Pro forma                               $ (.01)                 $ (.01)

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

Note E - Employee Severance Costs

      During the first quarter of 2004 the Company incurred severance costs as a result of several personnel changes made in conjunction with the changing needs of the business. Included in these changes were the separation of an executive vice president and a manager of operations, a sales representative, and two clerical positions, all at the Company's headquarters in Kinderhook, NY. The costs related to these separations totaled $240,000, of which $30,000 was non-cash.

Note F - Line of Credit

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


Item 2. Management's Discussion and Analysis or Plan of Operation

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

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


Critical accounting policies

      There have been no significant changes to the Company's critical accounting policies, which are included in the Company's form 10-KSB filing for the year ended December 31, 2004, during the six months ended June 30, 2005.

Results of operations for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004

      Net sales were $6,736,000 for the six months ended June 30, 2005 as compared to $6,264,000 for the six months ended June 30, 2004, an increase of $472,000 or 7.5%. The Company's efforts to grow its direct sales continued in the first half of 2005 with the addition of six new sales professionals. Further, a marketing support professional was added during the first quarter of 2005 to support the sales efforts of the direct sales and inside sales groups. Direct sales accounted for 73.0% or $4,920,000 of sales for the first half compared to $4,319,000 or 68.9% a year ago. Telemarketing, international and other sales contributed $1,816,000 or 27.0% of the net sales for the first six months of 2005, compared to $1,945,000 or 31.1% of the net sales for the same period in 2004.

      During the six months ended June 30, 2005, the Company continued its extensive program to market and distribute its urine based drug screens, the Rapid Drug Screen(R), Rapid TEC(R) and Rapid One(R) product lines. The Company also continued to market and distribute its newly developed Oralstat(R), a saliva based drug screen, and the RDS(R) InCup(TM), an all-inclusive urine drug screen, both introduced in the third quarter of 2004. The Company continued sales of its Rapid Reader(TM), a portable computer peripheral device that captures a picture of test results on an ABMC drug screen using a high-resolution camera. The Rapid Reader then interprets and records the results. The result information is then sent to a data management system, which enables the user to store, transmit, report and print the drug test results.

      The Company continued its contract manufacturing operations for unaffiliated third parties during the first half of 2005. Development continued on the production of a point of collection test for HIV, which is currently being evaluated by the FDA. In addition, the Company continued sales of a test for the detection of Respiratory Syncytial Virus ("RSV"), a juvenile respiratory disease, a test developed in the third quarter of 2004.

      Cost of goods sold for the six months ended June 30, 2005 was $3,338,000 or 49.6% of net sales as compared to $2,897,000 or 46.2% of net sales for the six months ended June 30, 2004. The increase in cost of goods sold is due to increases in the cost of labor in manufacturing, stemming from the greater diversity and complexity of new products. Gross profit margin fell 3.4% year over year. While the cost of labor and overhead rose in 2005 compared to a year ago, cost of materials has remained relatively consistent and the company continued its efforts to control the costs to produce its products.

      Operating expenses decreased 3.5% to $3,159,000 in the first six months of 2005 as compared to $3,274,000 in the same period in 2004. Research and development expense was $332,000, up from $273,000 in the first half of 2004. This is attributable to increased costs for FDA compliance and consulting fees. Selling and marketing expense was $1,681,000 for the first half of 2005 compared to $1,353,000 in the same period a year ago. The increase is attributed to hiring six additional sales professionals to further increase penetration in the market. General and administrative expenses decreased by $262,000 to $1,146,000 in the first six months of 2005.

      Included in operating expenses in the first half of 2004 are charges of $664,000 of which $240,000 related to employee severance costs, incurred in response to the changing needs of the business in January 2004 and $199,000 of expense related to a financial advisory services contract executed in December of 2003 and subsequently cancelled during the second quarter of 2004. These charges of $664,000 also included general and administrative expense for the first half of 2004 of $225,000 in professional fees related to the Company's investigation into allegations identified in an anonymous letter received by its independent accountants in February 2004. As part of this response, an independent counsel performed an internal investigation.

      Though the investigation expenses did not recur in the first half of 2005, other expenses were incurred related to the company's continued efforts to grow sales, increase market penetration, and address increased regulatory reporting requirements. Six additional sales professionals were added during 2004 or early 2005 in addition to a marketing support professional, a production manager, a controller, a quality control manager and an additional quality control resource.

Research and development

      Research and development expenses for the six months ended June 30, 2005 were $332,000 or 4.9% of net sales compared to $273,000 or 4.4% of net sales for the six months ended June 30, 2004. The increase in expense is primarily due to an increase in consulting costs in addition to an increase in FDA compliance costs. Management continues its strategy to: focus on new product development to meet the changing needs of the point of collection drug of abuse testing market; develop test components for an HIV test currently under development for a third party and being evaluated by the FDA; and develop new uses of immunoassay lateral flow technology.

Selling and marketing expense

      Selling and marketing expense was $1,681,000 or 25.0% of net sales in the first six months of 2005. This represents an increase of $328,000, from $1,353,000 or 21.6% of net sales in the same six months in 2004. This increase is primarily attributable to the addition of six sales professionals and a marketing support professional to further penetrate the Company's core markets; corporate/workplace and government/corrections. Further, in the first two quarters of 2005 expenses for advertising and promotion and travel were higher than the same period a year ago.

General and administrative expense

      General and administrative (G&A) expense was $262,000 lower in the first six months of 2005 than the same period in 2004. Total G&A expense for the six months ended June 30, 2005 was $1,146,000 or 17.0% of net sales compared to $1,408,000 or 22.5% of net sales in the first six months of 2004. Included in G&A expense in the first half of 2004 was $225,000 of expense related to the independent investigation described above plus $199,000 of non-cash compensation for a financial advisory agreement entered into in the fourth quarter of 2003 and subsequently cancelled during the second quarter of 2004. Though these expenses did not recur in the first half of 2005, other expenses increased including expenses attributable to additional personnel hired to address increased regulatory reporting requirements such as: operations management, additional quality control management and additional finance resources to comply with the Sarbanes Oxley Act of 2002 and associated regulations. Further, director's fees and expenses, and state and local taxes increased in the first half of 2005 compared to 2004. These increases were partially offset by savings in consulting fees, accounting fees and outside service fees.

Results of operations for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004

      Net sales were $3,614,000 for the three months ended June 30, 2005 as compared to $3,192,000 for the three months ended June 30, 2004, representing an increase of $422,000 or 13.2%. Direct sales accounted for 74.1% or $2,678,000 of sales for the second quarter compared to $2,293,000 or 71.8% a year ago. Telemarketing, international and other sales contributed $936,000 or 25.9% of the net sales for the second quarter of 2005, compared to $899,000 or 28.2% of the net sales for the same period in 2004.

      During the three months ended June 30, 2005, the Company continued its extensive program to market and distribute its urine based drug screens, the Rapid Drug Screen(R), Rapid TEC(R) and Rapid One(R) product lines. The Company also continued to market and distribute its newly developed Oralstat(R), a saliva based drug screen, and the RDS(R) InCup(TM), an all-inclusive urine drug screen, both introduced in the third quarter of 2004. The Company continued sales of its Rapid Reader(TM), a portable computer peripheral device that captures a picture of test results on an ABMC drug screen using a high-resolution camera. The Rapid Reader then interprets and records the results. The result information is then sent to a data management system, which enables the user to store, transmit, report and print the drug test results.

      The Company continued its contract manufacturing operations for unaffiliated third parties during the second quarter of 2005. Development continued on the production of a point of collection test for HIV, which is currently being evaluated by the FDA. In addition, the Company continued sales of a test for the detection of Respiratory Syncytial Virus ("RSV"), a juvenile respiratory disease, a test developed in the third quarter of 2004.

      Cost of goods sold for the three months ended June 30, 2005 was $1,858,000 or 51.4% of net sales as compared to $1,548,000 or 48.5% of net sales for the three months ended June 30, 2004. The increase in cost of goods sold is due to increases in the cost of labor in manufacturing, stemming from the greater diversity and complexity of new products. Gross profit margin fell 2.9% in the second quarter of 2005 compared to the same period in 2004. While the cost of labor and overhead rose in 2005 compared to a year ago, materials have remained relatively consistent and the Company continued its efforts to control the costs to produce its products.

      Operating expenses decreased $1,000, or 0.01%, to $1,588,000 in the second quarter of 2005 as compared to $1,589,000 in the same period in 2004. This is attributable to increased Selling and Marketing expenditures of $199,000, R&D expenditures of $30,000 and an increase in G&A expense of $59,000 offset by a decrease of G&A expenses of $160,000 incurred in the second quarter of 2004 for the Company's investigation into allegations identified in an anonymous letter received by its independent accountants in February 2004 and $129,000 of expense related to a financial advisory services contract executed in December of 2003 and subsequently cancelled during the second quarter of 2004; these expenses did not recur in 2005.

Research and development

      Research and development ("R&D") expenses for the three months ended June 30, 2005 were $174,000 or 4.8% of net sales compared to $144,000 or 4.5% of net sales for the three months ended June 30, 2004. The increase in expense is primarily due to an increase in consulting costs in addition to an increase in FDA compliance costs. Management continues its strategy to: focus on new product development to meet the changing needs of the point of collection drug of abuse testing market; develop test components for an HIV test currently under development for a third party and being evaluated by the FDA; and develop new uses of immunoassay lateral flow technology.

Selling and marketing expense

      Selling and marketing expense was $924,000 or 25.6% of net sales in the second quarter of 2005, an increase of $199,000, from $725,000 or 22.7% of net sales in the same three months in 2004. This increase is primarily attributable to the addition of six sales professionals and a marketing support professional to further penetrate the marketplace. Further, in the first two quarters of 2005 expenses for advertising and promotion and travel were higher than the same period a year ago.

General and administrative expense

      General and administrative expense decreased by $230,000 in the second quarter of 2005 compared to the same period in 2004. Total G&A expense in the second quarter of 2005 was $490,000 or 13.6% of net sales compared to $720,000 or 22.6% of net sales in the three months ended June 30, 2004. Included in G&A expense in the second quarter of 2004 was $160,000 of expenses related to the independent investigation described above and $129,000 of expense related to the financial advisory agreement referenced above. Though these expenses did not recur in the first half of 2005, other expenses increased including expenses attributable to additional personnel hired to address increased regulatory reporting requirements such as: operations management, additional quality control management and additional finance resources to comply with the Sarbanes Oxley Act of 2002 and associated regulations. Further, director's insurance, and patent and license fees increased in the second quarter of the current year compared to last year. These increases were partially offset by savings in consulting fees, accounting fees and outside service fees.

LIQUIDITY AND CAPITAL RESOURCES AS OF JUNE  30, 2005

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

      The Company has working capital of $5,013,000 at June 30, 2005 compared to working capital of $4,708,000 at December 31, 2004. The Company has historically satisfied its net working capital requirements, if needed, through cash generated by proceeds from private placements of equity securities with institutional investors. The Company has never paid any dividends on its common shares and anticipates that all future earnings, if any, will be retained for use in the Company's business and it does not anticipate paying any cash dividends.

      Net cash used in operating activities was $465,000 for the six months ended June 30, 2005 compared to net cash used in operating activities of $75,000 for the six months ended June 30, 2004. The net cash used in operating activities for the six months ended June 30, 2005 resulted primarily from increases in accounts receivable and reductions in accounts payable offset by decreases in accrued expenses and inventory. Reductions in accounts payable pertain to purchases of inventory materials in the fourth quarter of 2004, paid for in the first quarter of 2005.

      Net cash used in investing activities was $99,000 for the six months ended June 30, 2005 compared to net cash used in investing activities of $196,000 for the six months ended June 30, 2004. The net cash used in investing activities in the first six months of 2005 was exclusively for investment in property, plant & equipment, specifically costs associated with the completion of the Company's HIV room and equipment purchases in the Company's New Jersey facility and additional equipment purchases for new hires. In the first half of 2004 cash used in investing activities was comprised of the purchase of Rapid Reader devices and software, and the purchase and installation of enhanced sales tracking and forecasting software.

      Net cash provided by financing activities was $166,000 for the six months ended June 30, 2005 consisting of proceeds from borrowings on a line of credit totaling $176,000, the exercise of warrants totaling $3,000 and proceeds of $25,000 from a Columbia County Economic Development Grant offset by $38,000 in payments on mortgage and notes payable. Net cash provided by financing activities in the first half of 2004 was $637,000 and consisted of proceeds from the exercise of warrants totaling $528,000, proceeds from the exercise of options totaling $53,000, and borrowings on a line of credit totaling $132,000. The Company also issued a note payable in the amount of $85,000, which was a non-cash financing activity, bearing an interest rate of 5% and a term of two years from the manufacturer of a new mold purchased by the Company.

      The Company has available a line of credit with First Niagara Financial Group, Inc. ("FNFG") and has a maximum available line of $350,000, not to exceed 70% of accounts receivable less than 60 days. The interest rate is .25% above the FNFG prime rate and the Company is required to pay the principal down to $0 for a 30 consecutive day period in each 12 month period during which the line is available. Amounts outstanding under the line at June 30, 2005 totaled $176,000 compared to $132,000 outstanding at June 30, 2004.

      At June 30, 2005, the Company had cash and cash equivalents of $597,000.

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

      None.

Item 3. Defaults upon Senior Securities

      None.

Item 4. Submission of Matters to a Vote of Security-Holders

      The following matters were voted upon at the Company's Annual Meeting of Shareholders (the "Meeting") held at the Holiday Inn in East Greenbush, New York on June 16, 2005.


                       PROPOSAL 1 - ELECTION OF DIRECTORS


Total shares voted:  19,580,168                  Outstanding shares: 21,284,768
Percent of shares voted: 92.0%

      Proposal No. 1 - Election of Directors

      Director                      For             Pct.        Withheld        Pct.
      --------                      ---             ----        --------        ----
      Edmund Jaskiewicz          19,270,051         98.4        310,117         1.6
      Stan Cipkowski             19,245,624         98.3        334,544         1.7
      Richard P. Koskey          19,322,103         98.7        258,065         1.3
      Daniel W. Kollin           19,323,726         98.7        256,442         1.3
      Anthony Costantino         19,323,366         98.7        256,802         1.3
      Carl A. Florio             19,328,243         98.7        251,925         1.3

      All six nominees for election to the Board of Directors were elected

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


Dated: August 12, 2005