Form 10QSB
period 2005-09-30
AMERICAN BIO MEDICA CORP
filed 2005-11-08
CIK 896747

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

      For the quarterly period ended September 30, 2005.

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

      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
                                                              Yes [ ]     No [X]

      State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

      21,359,768 Common Shares as of November 8, 2005

      Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                     PART I
                              FINANCIAL INFORMATION

                         American Bio Medica Corporation
                                 Balance Sheets

                                                                     September 30,      December 31,
                                                                         2005               2004
                                                                     (Unaudited)
                                                                     ------------       ------------
                               Assets
Current assets:
      Cash and cash equivalents                                      $    776,000       $    995,000
      Accounts receivable, net of allowance of $105,000 at both
       September 30, 2005 and December 31, 2004                         1,602,000          1,108,000
       Inventory-net of reserve for slow moving and obsolete
       inventory of $100,000 at both September 30, 2005 and
       December 31, 2004                                                4,443,000          4,338,000
      Prepaid and other current assets                                    140,000            121,000
                                                                     ------------       ------------

Total current assets                                                    6,961,000          6,562,000

Property, plant and equipment, net                                      1,651,000          1,808,000
Other assets                                                                7,000              5,000
                                                                     ------------       ------------

Total assets                                                         $  8,619,000       $  8,375,000
                                                                     ============       ============

                Liabilities and Stockholders' Equity

Current liabilities:
      Accounts payable                                               $    945,000       $  1,358,000
      Accrued liabilities                                                 218,000            176,000
      Wages payable                                                       293,000            243,000
      Line of Credit                                                       78,000
      Current portion of mortgages and notes payable                       43,000             71,000
      Current portion of unearned grant                                    10,000              6,000
                                                                     ------------       ------------

 Total current liabilities                                              1,587,000          1,854,000

  Long term portion of mortgages and notes payable                        602,000            629,000
  Long term portion of unearned grant                                      70,000             54,000
                                                                     ------------       ------------

 Total liabilities                                                      2,259,000          2,537,000
                                                                     ------------       ------------

Stockholders' equity:
    Preferred stock; par value $.01 per share; 5,000,000 shares authorized; none issued and outstanding
    Common stock; par value $.01 per share; 50,000,000 shares
     authorized; 21,284,768 and 21,282,268 shares issued and
     outstanding at September 30, 2005 and December 31, 2004,
     respectively
                                                                          213,000            213,000
Additional paid-in capital                                             18,765,000         18,763,000
Accumulated deficit                                                   (12,618,000)       (13,138,000)
                                                                     ------------       ------------

Total stockholders' equity                                              6,360,000          5,838,000
                                                                     ------------       ------------

Total liabilities and stockholders' equity                           $  8,619,000       $  8,375,000
                                                                     ============       ============

The accompanying notes are an integral part of the financial statements

                         American Bio Medica Corporation
                            Statements of Operations
                                   (Unaudited)

                                                       For The Nine Months Ended
                                                             September 30,
                                                    -------------------------------
                                                        2005               2004
                                                    ------------       ------------
Net sales                                           $ 10,315,000       $  9,519,000
Cost of goods sold                                     4,907,000          4,293,000
                                                    ------------       ------------
Gross profit                                           5,408,000          5,226,000
                                                    ------------       ------------

Operating expenses:
    Research and development                             520,000            511,000
    Selling and marketing                              2,540,000          2,115,000
    General and administrative                         1,788,000          1,955,000
    Employee severance costs                                                240,000
                                                    ------------       ------------
                                                       4,848,000          4,821,000
                                                    ------------       ------------
Operating income                                         560,000            405,000
                                                    ------------       ------------

Other income (expense):
   Other income (expense)                                  5,000             (2,000)
   Interest income                                         3,000              7,000
   Interest expense                                      (42,000)           (40,000)
                                                    ------------       ------------
                                                         (34,000)           (35,000)
                                                    ------------       ------------
Income before provision for income taxes                 526,000            370,000
Income taxes                                               6,000             35,000
                                                    ------------       ------------
Net income                                          $    520,000       $    335,000
                                                    ============       ============

Basic income per common share                       $       0.02       $       0.02
                                                    ============       ============

Diluted income per common share                     $       0.02       $       0.02
                                                    ============       ============

 Weighted average shares outstanding -
    basic                                             21,293,010         21,154,781
 Dilutive effect of stock options and warrants            64,514            723,084
                                                    ------------       ------------
 Weighted average shares outstanding -
    diluted                                           21,357,524         21,877,865
                                                    ============       ============

The accompanying notes are an integral part of the financial statements

                         American Bio Medica Corporation
                            Statements of Operations
                                   (Unaudited)

                                                       For The Three Months Ended
                                                             September 30,
                                                    -------------------------------
                                                        2005               2004
                                                    ------------       ------------
Net sales                                           $  3,570,000       $  3,254,000
Cost of goods sold                                     1,569,000          1,396,000
                                                    ------------       ------------
Gross profit                                           2,001,000          1,858,000
                                                    ------------       ------------

Operating expenses:
    Research and development                             188,000            239,000
    Selling and marketing                                859,000            761,000
    General and administrative                           642,000            546,000
                                                    ------------       ------------
                                                       1,689,000          1,546,000
                                                    ------------       ------------
Operating income                                         312,000            312,000
                                                    ------------       ------------

Other income (expense):
   Interest income                                         1,000              2,000
   Interest expense                                      (15,000)           (12,000)
                                                    ------------       ------------
                                                         (14,000)           (10,000)
                                                    ------------       ------------
Income before provision for income taxes                 298,000            302,000
Income taxes                                                                (24,000)
                                                    ------------       ------------
Net income                                          $    298,000       $    278,000
                                                    ============       ============

Basic income per common share                       $       0.01       $       0.01
                                                    ============       ============

Diluted income per common share                     $       0.01       $       0.01
                                                    ============       ============

 Weighted average shares outstanding -
    basic                                             21,309,225         21,282,268
 Dilutive effect of stock options and warrants            35,413            165,472
                                                    ------------       ------------
 Weighted average shares outstanding -
    diluted                                           21,344,638         21,447,740
                                                    ============       ============

The accompanying notes are an integral part of the financial statements

                         American Bio Medica Corporation
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                       For The Nine Months Ended
                                                                                             September 30,
                                                                                     -----------------------------
                                                                                         2005              2004
                                                                                     -----------       -----------
Cash flows from operating activities:
 Net income                                                                          $   520,000       $   335,000
  Adjustments to reconcile net income to net cash used in operating activities:
     Depreciation                                                                        281,000           188,000
     Non cash compensation expense                                                                         228,000
     Changes in:
       Accounts receivable                                                              (494,000)         (354,000)
       Inventory                                                                        (105,000)         (366,000)
       Prepaid and other current assets                                                  (20,000)          (74,000)
       Accounts payable                                                                 (413,000)          230,000
       Accrued liabilities                                                                43,000           (55,000)
       Unearned Grant                                                                     (5,000)
       Wages payable                                                                      50,000           (80,000)
                                                                                     -----------       -----------
         Net cash used in operating activities                                          (143,000)          (52,000)
                                                                                     -----------       -----------

Cash flows from investing activities:
  Purchase of property, plant and equipment                                             (125,000)         (392,000)
                                                                                     -----------       -----------
         Net cash used in investing activities                                          (125,000)         (392,000)
                                                                                     -----------       -----------

Cash flows from financing activities:
  Proceeds from exercise of warrants                                                       3,000           528,000
  Proceeds from exercise of options                                                                         53,000
  Debt payments                                                                          (57,000)          (44,000)
  Proceeds from line of credit                                                            78,000           132,000
  Line of credit payments                                                                                  (99,000)
  Proceeds from grant                                                                     25,000
                                                                                     -----------       -----------
         Net cash provided by financing activities                                        49,000           570,000
                                                                                     -----------       -----------

Net increase / (decrease) in cash and cash equivalents                                  (219,000)          230,000
Cash and cash equivalents - beginning of period                                          995,000           942,000
                                                                                     -----------       -----------

Cash and cash equivalents - end of period                                            $   776,000       $ 1,172,000
                                                                                     ===========       ===========

Supplemental disclosures of cash flow information
      Cash paid during period for interest                                           $    42,000       $    40,000
      Issuance of note payable for purchase of equipment                                               $    85,000

The accompanying notes are an integral part of the financial statements

Notes to financial statements (unaudited)

                               September 30, 2005

Note A - Basis of Reporting

      The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such statements include all adjustments, which are considered necessary for a fair presentation of the financial position of American Bio Medica Corporation (the "Company" or "ABMC") at September 30, 2005, and the results of its operations, and cash flows for the nine-month and three-month periods ended September 30, 2005 and 2004. The results of operations for the nine-month and three-month periods ended September 30, 2005 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the Company's audited financial statements and related disclosures for the year ended December 31, 2004 included in the Company's Form 10-KSB.

      During the year ended December 31, 2004, the Company earned net income of $266,000 from net sales of $12,241,000, and had net cash provided by operating activities of $134,000. During the nine months ended September 30, 2005, the Company earned a net income of $520,000 from net sales of $10,315,000. The Company had net cash outflows from operating activities of $143,000 for the first nine months of 2005 primarily as a result of increases in accounts receivables, and reductions in accounts payable from payments made for inventory purchases made in the fourth quarter of 2004. The Company continued to take steps to improve its financial prospects including focusing on research and development and sales and marketing. In 2004, the Company added six new regional sales or sales support professionals, a production manager, a controller, a quality control manager and an additional quality control resource. The Company also hired marketing support professionals in both the first and third quarters of 2005.

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

      In March 2004, the Emerging Issues Task Force reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments" ("EITF 03-1"). EITF 03-1 provides a three-step impairment model for determining whether an investment is other-than-temporarily impaired and requires the Company to recognize such impairments as an impairment loss equal to the difference between the investment's cost and fair value at the reporting date. The guidance became effective for the Company during the first quarter of fiscal 2005. The Company adopted the provisions of EITF 03-1 during the year ended December 31, 2004. EITF 03-1 did not impact the Company's operating results or financial position.

      In May 2004, the FASB issued Staff Position 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FAS 106-2"), providing final guidance on accounting for the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act"). The Company adopted the provisions of FAS 106-2 during the year ended December 31, 2004. FAS 106-2 did not impact the Company's operating results or financial position.

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

      In November 2004, the FASB's Emerging Issues Task Force reached a consensus on Issue No. 03-13, "Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations" ("EITF 03-13"). The guidance should be applied to a component of an enterprise that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. The adoption of EITF 03-13 did not have a significant effect on the Company's financial statements.

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

      We currently plan to adopt FAS No. 123(R) on January 1, 2006 using the modified prospective method. Because we currently account for share-based payments to our employees using the intrinsic value method, our results of operations have not included the recognition of compensation expense for the issuance of stock option awards. Had we applied the fair-value criteria established by FAS No. 123(R) to previous stock option grants, the impact to our results of operations would have approximated the impact of applying FAS No. 123, which was a reduction to net income of approximately $995,000 in 2004, $1,018,000 in 2003 and $881,000 in 2002. The impact of applying SFAS No. 123 to previous stock option grants for the year ended December 31, 2005 will be a reduction in net income equal to approximately $705,000, including $505,000 in the first nine months of 2005. We currently expect the recognition of compensation expense for stock options issued and outstanding at September 30, 2005 to reduce our 2006 net income by approximately $164,000.

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

      In May 2005, the FASB issued FAS No. 154. "Accounting Changes and Error Corrections" which replaced APB Opinion No. 20 and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements", and changes the requirements for the accounting for and reporting of a change in accounting principle ("FAS No. 154"). This statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. FAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. FAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. The Company does not believe that the adoption of FAS No. 154 will have a significant effect on its financial statements.

Note B - Net Income Per Common Share

      Basic net income or loss per share is calculated by dividing the net income or loss by the weighted average number of outstanding common shares during the period. Diluted net income or loss per share includes the weighted average dilutive effect of stock options and warrants.

         Potential common shares outstanding as of September 30, 2005 and 2004:

                                           September 30,        September 30,
                                                2005                 2004
                                                ----                 ----

             Warrants                        2,243,420             2,245,920
             Options                         4,278,080             4,321,080

      For the three months and nine months ended September 30, 2005 the number of securities not included in the diluted EPS, because the effect would have been anti-dilutive, were 5,783,000 and 4,884,500, respectively. For the three months and nine months ended September 30, 2004 the number of securities not included in the diluted EPS, because the effect would have been anti-dilutive, were 3,686,000 and 1,951,670 respectively.

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

                                     Nine months ended     Nine months ended
                                    September 30, 2005     September 30, 2004
                                    ------------------     ------------------

    Net Income/(loss):
          As reported                 $      520,000       $      335,000
          Pro forma                   $     (141,000)      $     (419,000)
    Basic income/(loss) per share
         As reported                  $          .02       $          .01
         Pro forma                    $         (.01)      $         (.02)
    Diluted income/(loss) per share
          As reported                 $          .02       $          .01
          Pro forma                   $         (.01)      $         (.02)

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


Item 2. Management's Discussion and Analysis or Plan of Operation

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

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

Critical accounting policies

      There have been no significant changes to the Company's critical accounting policies, which are included in the Company's form 10-KSB filing for the year ended December 31, 2004, during the nine months ended September 30, 2005.

Results of operations for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004

      Net sales were $10,315,000 for the nine months ended September 30, 2005 as compared to $9,519,000 for the nine months ended September 30, 2004, an increase of $796,000 or 8.4%. The Company's efforts to grow its direct sales continued in the first nine months of 2005 with the addition of six new sales professionals. Further, two marketing support professionals were added during 2005 to support the sales efforts of the direct sales and inside sales groups. Direct sales accounted for 73.9% or $7,619,000 of sales for the first nine months compared to $6,741,000 or 70.8% a year ago. Telemarketing, international and other sales contributed $2,696,000 or 26.1% of the net sales for the first nine months of 2005, compared to $2,778,000 or 29.2% of the net sales for the same period in 2004.

      During the nine months ended September 30, 2005, the Company continued its program to market and distribute its urine based drug screens, the Rapid Drug Screen(R), Rapid TEC(R) and Rapid One(R) product lines. The Company also continued to market and distribute its newly developed Oralstat(R), a saliva based drug screen, and the RDS(R) InCup(TM), an all-inclusive urine drug screen, both introduced in the third quarter of 2004. The Company continued sales of its Rapid Reader(TM), a portable computer peripheral device that captures a picture of test results on an ABMC drug screen using a high-resolution camera. The Rapid Reader then interprets and records the results. The result information is then sent to a data management system, which enables the user to store, transmit, report and print the drug test results.

      The Company continued its contract manufacturing operations for unaffiliated third parties during the first nine months of 2005. Development continued on the production of a point of collection test for HIV, which is currently being evaluated by the FDA. In addition, the Company continued the manufacture of a test for the detection of Respiratory Syncytial Virus ("RSV"), a juvenile respiratory disease, a test developed in the third quarter of 2004.

      Cost of goods sold for the nine months ended September 30, 2005 was $4,907,000 or 47.6% of net sales as compared to $4,293,000 or 45.1% of net sales for the nine months ended September 30, 2004. The increase in cost of goods sold is due to the increase in net sales and increases in the cost of labor for manufacturing, stemming from the greater diversity and complexity of new products. Gross profit margin fell 2.5% year over year. While the cost of labor and overhead rose in 2005 compared to a year ago, cost of materials has remained relatively consistent and the company continued its efforts to control the costs to produce its products.

      Operating expenses remained relatively flat; to $4,848,000, or 47.0% of net sales, in the first nine months of 2005, compared to $4,821,000, or 50.6% of net sales, in the same period in 2004. Research and development ("R&D") expense was $520,000, up from $511,000 in the first nine months of 2004. This is attributable to increased costs for FDA compliance and consulting fees. Selling and marketing expense was $2,540,000 for the first nine months of 2005 compared to $2,115,000 in the same period a year ago. The increase is attributed to hiring six additional sales professionals to further increase penetration in the market. General and administrative expenses decreased to $1,788,000 in the first nine months of 2005, compared to $1,955,000 in the same period a year ago.

      Included in operating expenses in the first nine months of 2004 are charges of $664,000 of which $240,000 related to employee severance costs, incurred in response to the changing needs of the business in January 2004 and $199,000 of expense related to a financial advisory services contract executed in December of 2003 and subsequently cancelled during the second quarter of 2004. These charges of $664,000 also included general and administrative expense for the first nine months of 2004 of $225,000 in professional fees related to the Company's investigation into allegations identified in an anonymous letter received by its independent accountants in February 2004. As part of this response, an independent counsel performed an internal investigation.

      Though the investigation expenses did not recur in the first nine months of 2005, other expenses were incurred related to the company's continued efforts to grow sales, increase market penetration, and address increased regulatory reporting requirements. In 2004, the Company added six new regional sales or sales support professionals, a production manager, a controller, a quality control manager and an additional quality control resource. The Company also hired marketing support professionals in both the first and third quarters of 2005.

Research and development

      R&D expenses for the nine months ended September 30, 2005 were $520,000 or 5.0% of net sales compared to $511,000 or 5.4% of net sales for the nine months ended September 30, 2004. The increase in expense is primarily due to an increase in consulting costs in addition to an increase in FDA compliance costs. Management continues its strategy to: focus on new product development to meet the changing needs of the point of collection drugs of abuse testing market; develop test components for an HIV test currently under development for a third party and being evaluated by the FDA; and develop new uses of immunoassay lateral flow technology.

Selling and marketing expense

      Selling and marketing expense was $2,540,000 or 24.6% of net sales in the first nine months of 2005. This represents an increase of $425,000, from $2,115,000 or 22.2% of net sales in the same six months in 2004. This increase is primarily attributable to the addition of six sales professionals and a marketing support professional to further penetrate the Company's core markets; corporate/workplace and government/corrections. Further, in the first three quarters of 2005 expenses for advertising and promotion and travel were higher than the same period a year ago.

General and administrative expense

      General and administrative (G&A) expense was $167,000 lower in the first nine months of 2005 than the same period in 2004. Total G&A expense for the nine months ended September 30, 2005 was $1,788,000 or 17.3% of net sales compared to $1,955,000 or 20.5% of net sales in the first nine months of 2004. Included in G&A expense in the first nine months of 2004 was $225,000 of expense related to the independent investigation described above plus $199,000 of non-cash compensation for a financial advisory agreement entered into in the fourth quarter of 2003 and subsequently cancelled during the second quarter of 2004. Though these expenses did not recur in the first nine months of 2005, other expenses increased including expenses attributable to additional personnel hired to address increased regulatory reporting requirements such as: operations management, additional quality control management and additional finance resources to comply with the Sarbanes Oxley Act of 2002 and associated regulations. Further, director's fees and expenses, and state and local taxes increased in the first nine months of 2005 compared to 2004. These increases were partially offset by savings in consulting fees, accounting fees and outside service fees.

Results of operations for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004

      Net sales were $3,570,000 for the three months ended September 30, 2005 as compared to $3,254,000 for the three months ended September 30, 2004, representing an increase of $316,000 or 9.7%. Direct sales accounted for 75.6%, or $2,698,000, of sales for the third quarter compared to $2,423,000, or 74.5%, a year ago. Telemarketing, international and other sales contributed $873,000 or 24.4% of the net sales for the third quarter of 2005, compared to $832,000 or 25.6% of the net sales for the same period in 2004.

      During the three months ended September 30, 2005, the Company continued its extensive program to market and distribute its urine based drug screens, the Rapid Drug Screen(R), Rapid TEC(R) and Rapid One(R) product lines. The Company also continued to market and distribute its newly developed Oralstat(R), a saliva based drug screen, and the RDS(R) InCup(TM), an all-inclusive urine drug screen, both introduced in the third quarter of 2004. The Company continued sales of its Rapid Reader(TM), a portable computer peripheral device that captures a picture of test results on an ABMC drug screen using a high-resolution camera. The Rapid Reader then interprets and records the results. The results and interpretation are then sent to a data management system, which enables the user to store, transmit, report and print the drug test results.

      The Company continued its contract manufacturing operations for unaffiliated third parties during the third quarter of 2005. Development continued on the production of a point of collection test for HIV, which is currently being evaluated by the FDA. In addition, the Company continued the manufacture of a test for the detection of Respiratory Syncytial Virus ("RSV"), a juvenile respiratory disease, a test developed in the third quarter of 2004.

      Cost of goods sold for the three months ended September 30, 2005 was $1,569,000 or 43.9% of net sales as compared to $1,396,000 or 42.9% of net sales for the three months ended September 30, 2004. The increase in cost of goods sold is due to an increase in sales along with an increase in the cost of labor in manufacturing, stemming from the greater diversity and complexity of new products. Gross profit margin fell 1.0% in the third quarter of 2005 compared to the same period in 2004. While the cost of labor and overhead rose in 2005 compared to a year ago, the cost of materials has remained relatively consistent and the Company continued its efforts to control the costs to produce its products.

      Operating expenses increased to $1,689,000, or 47.3% of net sales, in the third quarter of 2005, compared to $1,546,000, or 47.6% of net sales, in the same period in 2004. This is attributable to increases in selling and marketing expenditures of $98,000, G&A expenditures of $96,000, offset by a decrease in R&D expense of $51,000.

Research and development

      R&D expenses for the three months ended September 30, 2005 were $188,000, or 5.3% of net sales, compared to $239,000, or 7.3% of net sales, for the three months ended September 30, 2004. The decrease in R&D expense is primarily due to the decrease in cost of labor, supplies and materials and consulting fees. Management continues its strategy to: focus on new product development to meet the changing needs of the point of collection drug of abuse testing market; develop test components for an HIV test currently under development for a third party and being evaluated by the FDA; and develop new uses of immunoassay lateral flow technology.

Selling and marketing expense

      Selling and marketing expense was $859,000, or 24.1% of net sales, in the third quarter of 2005, an increase of $98,000, from $761,000, or 23.4% of net sales, in the same three months of 2004. This increase is primarily attributable to the addition of six sales professionals and two marketing support professionals to further penetrate the Company's core markets; corporate/workplace and government/corrections. Further, in the third quarter of 2005 expenses for advertising and promotion and travel were higher than the same period a year ago.

General and administrative expense

      General and administrative expense increased by $96,000 in the third quarter of 2005 compared to the same period in 2004. Total G&A expense in the third quarter of 2005 was $642,000, or 18.0% of net sales, compared to $546,000, or 16.8% of net sales, in the three months ended September 30, 2004. This increase is attributable to additional personnel hired to address increased regulatory reporting requirements such as: operations management, additional quality control management and additional finance resources to comply with the Sarbanes Oxley Act of 2002 and associated regulations. Further, investor relations and quality assurance expense as well as director's fees increased in the third quarter of the current year compared to last year. These increases were partially offset by savings in consulting fees, accounting fees and outside service fees.

LIQUIDITY AND CAPITAL RESOURCES AS OF SEPTEMBER 30, 2005

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

      Management believes that the amount of research and development, selling and marketing and general and administrative costs may increase as the Company continues its investment in long term growth and creates the necessary infrastructure to: achieve its worldwide drug test marketing and sales goals, continue its penetration of the direct sales market, support research and development projects and leverage new product initiatives. However, management has implemented programs to control the rate of increase of these costs to be consistent with the expected sales growth rate of the Company.

      The Company has working capital of $5,374,000 at September 30, 2005 compared to working capital of $4,708,000 at December 31, 2004. The Company has historically satisfied its net working capital requirements, if needed, through cash generated by proceeds from private placements of equity securities with institutional investors. The Company has never paid any dividends on its common shares and anticipates that all future earnings, if any, will be retained for use in the Company's business and it does not anticipate paying any cash dividends.

      Net cash used in operating activities was $143,000 for the nine months ended September 30, 2005 compared to net cash used in operating activities of $52,000 for the nine months ended September 30, 2004. The net cash used in operating activities for the nine months ended September 30, 2005 resulted primarily from increases in accounts receivable and inventory and reductions in accounts payable offset by decreases in accrued expenses and wages payable. Reductions in accounts payable pertain to purchases of inventory materials in the fourth quarter of 2004, paid for in the first quarter of 2005.

      Net cash used in investing activities was $125,000 for the nine months ended September 30, 2005 compared to net cash used in investing activities of $392,000 for the nine months ended September 30, 2004. The net cash used in investing activities in the first nine months of 2005 was exclusively for investment in property, plant & equipment, specifically costs associated with the completion of the Company's HIV room and equipment purchases in the Company's New Jersey facility and additional equipment purchases for new hires. In the first nine months of 2004 cash used in investing activities was comprised of the purchase of Rapid Reader devices and software, and the purchase and installation of enhanced sales tracking and forecasting software.

      Net cash provided by financing activities was $49,000 for the nine months ended September 30, 2005 consisting of proceeds from borrowings on a line of credit totaling $78,000, the exercise of warrants totaling $3,000 and proceeds of $25,000 from a Columbia County Economic Development Grant offset by $57,000 in payments on mortgage and notes payable. Net cash provided by financing activities in the first nine months of 2004 was $570,000 and consisted of proceeds from the exercise of warrants totaling $528,000, proceeds from the exercise of options totaling $53,000, and borrowings on a line of credit totaling $132,000, offset by $44,000 in payments on mortgage and notes payable. The Company also issued a note payable in the amount of $85,000, which was a non-cash financing activity, bearing an interest rate of 5% and a term of two years from the manufacturer of a new mold purchased by the Company.

      The Company has available a line of credit with First Niagara Financial Group, Inc. ("FNFG") and has a maximum available line of $350,000, not to exceed 70% of accounts receivable less than 60 days. The interest rate is .25% above the FNFG prime rate and the Company is required to pay the principal down to $0 for a 30 consecutive day period in each 12 month period during which the line is available. Amounts outstanding under the line at September 30, 2005 totaled $78,000 compared to $132,000 outstanding at September 30, 2004.

      At September 30, 2005, the Company had cash and cash equivalents of $776,000.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      On September 7, 2005, the Company entered into a Services Agreement and Stock Grant Agreement (copies of both of these Agreements are attached to this report as Exhibit 4.7 and 4.8) with Barretto Pacific Corporation ("BPC") in which BPC would assist the Company in the dissemination and publication of information regarding the Company, its business and its affairs to members of the public in the United States of America with a view to encouraging investment in the Company's securities. Both the Services Agreement and Stock Grant Agreement were effective September 7, 2005.

      As compensation for BPC rendering these services under the Services Agreement, the Company agreed to pay BPC a fee of $115,000 in cash (the "Cash Fee"), payable in monthly installments over the one year term of the Services Agreement, restricted stock (the "Restricted Stock") and expense reimbursements.

      On September 19, 2005, the Company issued a stock certificate representing 75,000 unregistered common shares in the name of BPC as provided in the Stock Grant Agreement.

Item 3. Defaults upon Senior Securities

      None.

Item 4. Submission of Matters to a Vote of Security-Holders

      None.

Item 5. Other Information

      None.

Item 6. Exhibits

            4.7 Services Agreement dated September 7, 2005 by and between the Company and Barretto Pacific Corporation.

            4.8 Stock Grant Agreement dated September 7, 2005 by and between the Company and Barretto Pacific Corporation.

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


Dated:  November 8, 2005