Form 10QSB/A
period 2005-09-30
AMERICAN BIO MEDICA CORP
filed 2006-02-24
CIK 896747

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

     21,359,768 Common Shares as of February 24, 2006

     Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                     PART I
                              FINANCIAL INFORMATION

                    American Bio Medica Corporation
                            Balance Sheets                       September 30,     December 31,
                                                                      2005             2004
                                                                  (Unaudited)
                                                                 -------------    -------------
                               Assets
Current assets:
      Cash and cash equivalents                                  $     776,000    $     995,000
      Accounts receivable, net of allowance of $105,000
       at both September 30, 2005 and December 31, 2004              1,602,000        1,108,000
       Inventory-net of reserve for slow moving and
       obsolete inventory of $100,000 at both September
       30, 2005 and December 31, 2004                                4,106,000        4,338,000
      Prepaid and other current assets                                 140,000          121,000
                                                                 -------------    -------------

Total current assets                                                 6,624,000        6,562,000

Property, plant and equipment, net                                   1,651,000        1,808,000
Other assets                                                             7,000            5,000
                                                                 -------------    -------------

Total assets                                                     $   8,282,000    $   8,375,000
                                                                 =============    =============

Liabilities and Stockholders' Equity

Current liabilities:
      Accounts payable                                           $     945,000    $   1,358,000
      Accrued liabilities                                              218,000          176,000
      Wages payable                                                    293,000          243,000
      Line of Credit                                                    78,000
      Current portion of mortgages and notes payable                    43,000           71,000
      Current portion of unearned grant                                 10,000            6,000
                                                                 -------------    -------------

 Total current liabilities                                           1,587,000        1,854,000

  Long term portion of mortgages and notes payable                     602,000          629,000
  Long term portion of unearned grant                                   70,000           54,000
                                                                 -------------    -------------

 Total liabilities                                                   2,259,000        2,537,000
                                                                 -------------    -------------

Stockholders' equity:
    Preferred stock; par value $.01 per share; 5,000,000
     shares authorized; none issued and outstanding
    Common stock; par value $.01 per share;
     50,000,000 shares authorized; 21,284,768 and
     21,282,268 shares issued and outstanding at
     September 30, 2005 and December 31, 2004,
     respectively                                                      213,000          213,000
Additional paid-in capital                                          18,765,000       18,763,000
Accumulated deficit                                                (12,955,000)     (13,138,000)
                                                                 -------------    -------------

Total stockholders' equity                                           6,023,000        5,838,000
                                                                  ------------    -------------

Total liabilities and stockholders' equity                       $   8,282,000    $   8,375,000
                                                                 =============    =============

The accompanying notes are an integral part of the financial statements

                         American Bio Medica Corporation
                            Statements of Operations
                                   (Unaudited)
                                                     For The Nine Months Ended
                                                            September 30,
                                                  -----------------------------
                                                      2005              2004
                                                  ------------     ------------

Net sales                                         $ 10,315,000     $  9,519,000
Cost of goods sold                                   5,244,000        4,293,000
                                                  ------------     ------------
Gross profit                                         5,071,000        5,226,000
                                                  ------------     ------------

Operating expenses:
  Research and development                             520,000          511,000
  Selling and marketing                              2,540,000        2,115,000
  General and administrative                         1,788,000        1,955,000
  Employee severance costs                                              240,000
                                                  ------------     ------------
                                                     4,848,000        4,821,000
                                                  ------------     ------------
Operating income                                       223,000          405,000
                                                  ------------     ------------

Other income (expense):
  Other income (expense)                                 5,000           (2,000)
  Interest income                                        3,000            7,000
  Interest expense                                     (42,000)         (40,000)
                                                  ------------     ------------
                                                       (34,000)         (35,000)
                                                  ------------     ------------
Income before provision for income taxes               189,000          370,000
Income taxes                                             6,000           35,000
                                                  ------------     ------------
Net income                                        $    183,000     $    335,000
                                                  ============     ============

Basic income per common share                     $       0.01     $       0.02
                                                  ============     ============

Diluted income per common share                   $       0.01     $       0.02
                                                  ============     ============

 Weighted average shares outstanding basic          21,293,010       21,154,781
 Dilutive effect of stock options and warrants          64,514          723,084
                                                  ------------     ------------
 Weighted average shares outstanding
   diluted                                          21,357,524       21,877,865
                                                  ============     ============

The accompanying notes are an integral part of the financial statements

                         American Bio Medica Corporation
                            Statements of Operations
                                   (Unaudited)
                                                    For The Three Months Ended
                                                           September 30,
                                                  -----------------------------
                                                      2005             2004
                                                  ------------     ------------

Net sales                                         $  3,570,000     $  3,254,000
Cost of goods sold                                   1,906,000        1,396,000
                                                  ------------     ------------
Gross profit                                         1,664,000        1,858,000
                                                  ------------     ------------

Operating expenses:
  Research and development                             188,000          239,000
  Selling and marketing                                859,000          761,000
  General and administrative                           642,000          546,000
                                                  ------------     ------------
                                                     1,689,000        1,546,000
                                                  ------------     ------------
Operating income/(loss)                                (25,000)         312,000
                                                  ------------     ------------

Other income (expense):
  Interest income                                        1,000            2,000
  Interest expense                                     (15,000)         (12,000)
                                                  ------------     ------------
                                                       (14,000)         (10,000)
                                                  ------------     ------------
Income/(loss) before provision for income taxes        (39,000)         302,000
Income taxes                                                            (24,000)
                                                  ------------     ------------
Net income/(loss)                                 $    (39,000)    $    278,000
                                                  ============     ============

Basic income per common share                     $       0.00     $       0.01
                                                  ============     ============

Diluted income per common share                   $       0.00     $       0.01
                                                  ============     ============

 Weighted average shares outstanding
   basic                                            21,309,225       21,282,268
 Dilutive effect of stock options and warrants          35,413          165,472
                                                  ------------     ------------
 Weighted average shares outstanding -
   diluted                                          21,344,638       21,447,740
                                                  ============     ============

The accompanying notes are an integral part of the financial statements

                         American Bio Medica Corporation
                            Statements of Cash Flows
                                   (Unaudited)

                                                               For The Nine Months Ended
                                                                      September 30,
                                                              ----------------------------
                                                                  2005             2004
                                                              -----------      -----------
Cash flows from operating activities:
 Net income                                                   $   183,000      $   335,000
  Adjustments to reconcile net income to net cash used in
    operating activities:
    Depreciation                                                  281,000          188,000
    Non cash compensation expense                                                  228,000
    Changes in:
     Accounts receivable                                         (494,000)        (354,000)
     Inventory                                                    232,000         (366,000)
     Prepaid and other current assets                             (20,000)         (74,000)
     Accounts payable                                            (413,000)         230,000
     Accrued liabilities                                           43,000          (55,000)
     Unearned Grant                                                (5,000)
     Wages payable                                                 50,000          (80,000)
                                                              -----------      -----------
      Net cash used in operating activities                      (143,000)         (52,000)
                                                              -----------      -----------

Cash flows from investing activities:
  Purchase of property, plant and equipment                      (125,000)        (392,000)
                                                              -----------      -----------
      Net cash used in investing activities                      (125,000)        (392,000)
                                                              -----------      -----------

Cash flows from financing activities:
  Proceeds from exercise of warrants                                3,000          528,000
  Proceeds from exercise of options                                                 53,000
  Debt payments                                                   (57,000)         (44,000)
  Proceeds from line of credit                                     78,000          132,000
  Line of credit payments                                                          (99,000)
  Proceeds from grant                                              25,000
                                                              -----------      -----------
      Net cash provided by financing activities                    49,000          570,000
                                                              -----------      -----------

Net increase / (decrease) in cash and cash equivalents           (219,000)         230,000
Cash and cash equivalents - beginning of period                   995,000          942,000
                                                              -----------      -----------

Cash and cash equivalents - end of period                     $   776,000      $ 1,172,000
                                                              ===========      ===========

Supplemental disclosures of cash flow information
    Cash paid during period for interest                      $    42,000      $    40,000
    Issuance of note payable for purchase of equipment                         $    85,000

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

      During the year ended December 31, 2004, the Company earned net income of $266,000 from net sales of $12,241,000, and had net cash provided by operating activities of $134,000. During the nine months ended September 30, 2005, the Company earned a net income of $183,000 from net sales of $10,315,000. The Company had net cash outflows from operating activities of $143,000 for the first nine months of 2005 primarily as a result of increases in accounts receivables, and reductions in accounts payable from payments made for inventory purchases made in the fourth quarter of 2004. The Company continued to take steps to improve its financial prospects including focusing on research and development and sales and marketing. In 2004, the Company added six new regional sales or sales support professionals, a production manager, a controller, a quality control manager and an additional quality control resource. The Company also hired marketing support professionals in both the first and third quarters of 2005.

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


      Potential common shares outstanding as of September 30, 2005 and 2004:

                               September 30,    September 30,
                                   2005             2004
                               -------------    -------------

               Warrants          2,243,420        2,245,920
               Options           4,278,080        4,321,080

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


                                     Nine months ended     Nine months ended
                                     September 30, 2005    September 30, 2004
                                     ----------------------------------------

Net Income/(loss):
   As reported                          $  183,000            $  335,000
   Pro forma                            $ (478,000)           $ (419,000)
Basic income/(loss) per share
   As reported                            $  .01                $  .01
   Pro forma                              $ (.02)               $ (.02)
Diluted income/(loss) per share
   As reported                            $  .01                $  .01
   Pro forma                              $ (.02)               $ (.02)

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

      Cost of goods sold for the nine months ended September 30, 2005 was $5,244,000 or 50.8% of net sales as compared to $4,293,000 or 45.1% of net sales for the nine months ended September 30, 2004. The increase in cost of goods sold is due to the increase in net sales and increases in the cost of labor for manufacturing, stemming from the greater diversity and complexity of new products. Gross profit margin fell 5.7% year over year. With the introduction of three new products in one year (OralStat, RDS InCup and Rapid TOX(TM)) the Company required greater reliance upon outsourcing assembly of products and product components to meet customer demand. This reliance contributed to higher costs of manufacturing resulting in lower margins. As of the date of this report the Company has reduced its reliance upon outsourced assembly and continues to review its entire manufacturing and assembly operations to identify other potential savings. While the cost of labor and overhead rose in 2005 compared to a year ago, cost of materials has remained relatively consistent and the company continued its efforts to control the costs to produce its products.

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

Selling and marketing expense

      Selling and marketing expense was $2,540,000 or 24.6% of net sales in the first nine months of 2005. This represents an increase of $425,000, from $2,115,000 or 22.2% of net sales in the same nine months in 2004. This increase is primarily attributable to the addition of six sales professionals and a marketing support professional to further penetrate the Company's core markets; corporate/workplace and government/corrections. Further, in the first three quarters of 2005 expenses for advertising and promotion and travel were higher than the same period a year ago.

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

      During the three months ended September 30, 2005, the Company continued its extensive program to market and distribute its urine based drug screens, the Rapid Drug Screen, Rapid TEC and Rapid One product lines. The Company also continued to market and distribute its newly developed OralStat, a saliva based drug screen, and the RDS InCup, an all-inclusive urine drug screen, both introduced in the third quarter of 2004. The Company continued sales of its Rapid Reader, a portable computer peripheral device that captures a picture of test results on an ABMC drug screen using a high-resolution camera. The Rapid Reader then interprets and records the results. The results and interpretation are then sent to a data management system, which enables the user to store, transmit, report and print the drug test results.

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

      Cost of goods sold for the three months ended September 30, 2005 was $1,906,000 or 53.3% of net sales as compared to $1,396,000 or 42.9% of net sales for the three months ended September 30, 2004. The increase in cost of goods sold is due to an increase in sales along with an increase in the cost of labor in manufacturing, stemming from the greater diversity and complexity of new products. Gross profit margin fell 10.4% in the third quarter of 2005 compared to the same period in 2004. With the introduction of three new products in one year (OralStat, RDS InCup and Rapid TOX) the Company required greater reliance upon outsourcing assembly of products and product components to meet customer demand. This reliance contributed to higher costs of manufacturing resulting in lower margins. The Company has taken steps to reduce its reliance upon outsourced assembly and continues to review its entire manufacturing and assembly operations to identify other potential savings. While the cost of labor and overhead rose in 2005 compared to a year ago, the cost of materials has remained relatively consistent and the Company continued its efforts to control the costs to produce its products.

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

      The Company has working capital of $5,037,000 at September 30, 2005 compared to working capital of $4,708,000 at December 31, 2004. The Company has historically satisfied its net working capital requirements, if needed, through cash generated by proceeds from private placements of equity securities with institutional investors. The Company has never paid any dividends on its common shares and anticipates that all future earnings, if any, will be retained for use in the Company's business and it does not anticipate paying any cash dividends.

      Net cash used in operating activities was $143,000 for the nine months ended September 30, 2005 compared to net cash used in operating activities of $52,000 for the nine months ended September 30, 2004. The net cash used in operating activities for the nine months ended September 30, 2005 resulted primarily from increases in accounts receivable and reductions in accounts payable and inventory offset by decreases in accrued expenses and wages payable. Reductions in accounts payable pertain to purchases of inventory materials in the fourth quarter of 2004, paid for in the first quarter of 2005.

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

ITEM 3. CONTROLS AND PROCEDURES

      As of the end of the period covered by this report and subsequent to September 30, 2005, the Company's CEO and CFO reviewed the Company's disclosure controls and procedures.
      As of the date of the filing of this amended report, the Company's CEO and CFO have concluded that there was a material deficiency in internal control over financial reporting during the period covered by this report. Specifically, typographical errors in the quantity of inventory reported to Company headquarters by the Company's New Jersey manufacturing facility for the period covered by this report were discovered by the CFO on January 30, 2006. The CFO discussed this matter with the Audit Committee and the Company's independent accountants. To remediate this deficiency, the Company will, as soon as practicable:

      (1) review all procedures for the compilation and reporting of inventory information with the individuals responsible for reporting inventory in the New Jersey manufacturing facility
      (2) require financial compilation and reporting in the New Jersey facility to be reviewed by the New Jersey manufacturing facility Operations Manager prior to transmittal to the Company's headquarters
      (3) employ analytical procedures for the CFO and Controller to review changes in quantities or value of inventory in excess of 25% for reasonableness.

      The Company continues to evaluate additional measures that may be necessary to remediate this deficiency. Except as set forth above, there have been no significant changes in internal controls over financial reporting or other factors that have materially affected or are likely to materially affect the Company's internal control over financial reporting during the period covered by this report.


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

SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant has caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.



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


Dated:  February 24, 2006