Form 10KSB
period 2005-12-31
AMERICAN BIO MEDICA CORP
filed 2006-03-31
CIK 896747

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

      Check  whether the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2of the Exchange Act). |_| Yes |X| No

      State issuer's revenues for its most recent fiscal year: $13,015,000

      The aggregate market value of 17,885,613 voting Common Shares held by non-affiliates of the issuer was approximately $17,384,816 based on the average bid and asked prices of the issuer's Common Shares, $.01 par value, as reported on the NASDAQ SmallCap Market on March 27, 2006.

         As of March 27, 2006, the issuer had outstanding 21,359,768 Common Shares, $.01 par value.

         The aggregate market value of 1,257,000 Common Share Purchase Warrants held by non-affiliates of the issuer was approximately $175,980 based on the average bid and asked price of the issuer's Common Share Purchase Warrants, as reported on the NASDAQ SmallCap Market on March 27, 2006.

      As of March 27, 2006, the issuer had outstanding 1,269,500 Common Share Purchase Warrants.

      Documents Incorporated by reference:

      (1)   The Proxy Statement for the Annual Meeting of  Shareholders  for the
            year ending December 31, 2005 in Part III of this Form 10-KSB
      (2)   Other documents  incorporated by reference on this report are listed in the Exhibit Reference Table

         Transition Small Business Disclosure Format:  |_| YES   |X| NO

                         American Bio Medica Corporation

                      Index to Annual Report on Form 10-KSB
                   For the fiscal year ended December 31, 2005

PART I.                                                                          PAGE
                                                                                 ----

         Item 1.  Description of Business                                          1
         Item 2.  Description of Property                                         17
         Item 3.  Legal Proceedings                                               17
         Item 4.  Submission of Matters to a Vote of Security Holders             17

PART II

         Item 5.  Market for Common Equity and Related Shareholder
                  Matters                                                         17
         Item 6.  Management's Discussion and Analysis or Plan of
                  Operations                                                      18
         Item 7.  Financial Statements                                            26
         Item 8.  Changes In and Disagreements With Accountants on
                  Accounting and Financial Disclosure                             26
         Item 8A. Controls and Procedures                                         26
         Item 8B. Other Information                                               26

PART III

         Item 9.  Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act               27
         Item 10. Executive Compensation                                          27
         Item 11. Security Ownership of Certain Beneficial Owners and             27
                  Management                                                      27
         Item 12. Certain Relationships and Related Transactions                  27
         Item 13. Exhibits and Reports on Form 8-K                                27
         Item 14. Principal Accountant Fees & Services                            29

Signatures                                                                       S-1

      This Form 10-KSB may contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may", "could", "should", "will", "expect", "believe" "anticipate", "estimate" or "continue" or comparable terminology is intended to identify forward-looking statements. It is important to note that our actual results could differ materially from those anticipated from the forward-looking statements depending on various important factors. These important factors include our history of losses, the uncertainty of acceptance of current and new products in our markets, competition in our markets, and the other factors discussed in our "Risk Factors" found on page 11.

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

Our Business

      We develop, manufacture and market immunoassay diagnostic test kits, primarily for the immediate, point of collection ("POC") screening for drugs of abuse. Our drugs of abuse screening products offer health care, law enforcement, government, industrial safety and education professionals, self-contained, one-step screening devices capable of identifying illicit drug use within minutes. In addition to our manufacture and distribution of drugs of abuse screening products, in late 2001 we also began performing contract strip manufacturing for other POC diagnostic companies. While we do not currently derive a significant portion of our revenues from contract manufacturing, we do expect to continue to explore additional applications for our technology and as a result contract manufacturing could become a greater portion of our revenues in the future. The overall immunoassay market is continually growing; in fact it is projected that in 2006, the revenues from immunoassay testing are expected to reach $17.6 billion. Our long-term objective is to provide an extensive product portfolio to this expanding immunoassay market.

Our Products

      Rapid Drug Screen(R): We manufacture the Rapid Drug Screen, or RDS(R), our primary product line. The Rapid Drug Screen is a patented, rapid, POC test kit that detects the presence or absence of drugs of abuse in a urine specimen. We market the RDS as easy to-use, cost-effective and highly reliable. There have been a number of studies that have reported on the Rapid Drug Screen's accuracy and reliability, including the Rosita Roadside Study conducted in Europe which rated the Rapid Drug Screen products "Very Good" for user friendliness, the highest rating given to any of the products in the study. In addition, a study conducted by the Department of Health and Human Services ranked the Rapid Drug Screen the most accurate multi-drug device for all drugs when compared to GC/MS (Gas Chromatography/Mass Spectrometry), a laboratory test consisting of a combination of two microananlytical techniques: GC, a separation technique, and MS, an identification technique.

      We produce several versions (panels) of the Rapid Drug Screen. Each panel screens for a specified number of drugs (up to 10 classes of drugs)
simultaneously. We can also custom produce panels for the screening of any quantity or combination of the following classes of drugs: cocaine, THC (marijuana), opiates, amphetamine, PCP, benzodiazepines, methamphetamines, barbiturates, tricyclic antidepressants, methadone, MDMA (Ecstasy) (an illegal designer drug), oxycodone (a synthetic opiate found in several legitimate and effective pain medications, including OxyContin(R), but is being used by drug abusers to create a heroin-like high), propoxyphene (a mild narcotic analgesic structurally related to methadone that can be habit forming and therefore abused) and buprenorphine (a drug being used in a new office-based treatment for addiction to prescription pain relievers and other opiate drugs, including heroin).

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

      One of the problems that may occur in POC drug testing is fraud or evasion practiced by the person being tested. The most prevalent method of avoiding adverse test results is the substitution, by the person being tested, of a hidden "clean" urine sample, which he or she brings to the test. As a consequence, each of our urine drug screens contains a temperature sensor, which helps prevent the substitution of another urine sample. A substituted sample would normally be of a lower temperature than a sample produced from the body on the spot. In addition, both our urine and saliva-based drug screens (See "OralStat" on page 3) contain a control line, designed to assure the test administrator that the test is working properly and that the reagents are present and not destroyed by any outside agent. Should the control line not appear, the administrator is instructed to void the test and re-test the individual by obtaining another sample. A positive result is normally confirmed by laboratory testing.

      Our Rapid Drug Screen is currently marketed in the following standard configurations: two different 2-panel tests, three different 3 panel tests, two different 4 panel tests, four different 5 panel tests, one 8 panel tests, one 9 panel test and two different 10 panel tests.

      o Two panel tests, designed for the criminal justice and education markets that screen for cocaine and THC or methamphetamines and THC.

      o Three panel tests, designed for various non-clinical markets, that screen for THC, cocaine and opiates; THC, cocaine and amphetamines; or THC, cocaine and methamphetamines.

      o Four panel tests, designed for various non-clinical markets, including corporate/workplace and the criminal justice markets, that screen for cocaine, THC, opiates and alternatively amphetamines or methamphetamines.

      o Five panel tests, designed for the corporate/workplace market, that screen for the "SAMHSA 5" (SAMHSA stands for the Substance Abuse and Mental Health Services Administration, an Agency of the US Department of Health and Human Services): cocaine, THC, opiates, PCP and amphetamine and 2 additional versions of this test with methamphetamines or benzodiazepines replacing PCP. An additional standard configuration of THC, cocaine, opiates, methamphetamines and oxycodone is also available.

      o An eight panel test, designed for the clinical market, primarily for hospitals and physicians, that screens for the "SAMHSA 5" (listed above), plus benzodiazepines, methamphetamines and barbiturates.

      o A nine panel test, also designed for the clinical market, that screens for drugs of abuse from the eight panel test, as well as tricyclic antidepressants.

      o Ten panel test, designed for specific workplace markets, that screens for the drugs of abuse from the eight panel test, as well as methadone and propoxyphene or as well as methadone and oxycodone.

      We can also produce, on special order, or if a market demands, tests that can screen for any quantity (from two - ten) or configuration of classes of drugs. In 2004, we redesigned the graphics on the front of our RDS cards. We removed the drug names from the card and began printing their abbreviation on the testing strips themselves. This enables us to produce custom configurations more efficiently, more cost-effectively and enables us to supply special orders to our customers even faster.

      Rapid One(R): We manufacture the Rapid One product line which consists of 14 single drug tests, each of which screens for the presence or absence of a single drug of abuse in a urine specimen. The Rapid One product line utilizes the same technology as the Rapid Drug Screen. It includes a single dip platform, an identification and date area, and does not require the use of pipettes or reagents. The Rapid One is designed for correctional facilities and other markets where the person subject to substance abuse testing is known to use a specific drug. It can also be used to enhance a Rapid Drug Screen by means of allowing screening of an additional drug. The Rapid One product line consists of the following 14 classes of drugs: cocaine, THC (marijuana), opiates (available at either 300 ng/ml or 2000 ng/ml), amphetamine, PCP, benzodiazepines, methamphetamines, barbiturates, tricyclic antidepressants, methadone, oxycodone, MDMA (Ecstasy), propoxyphene and buprenorphine.

      Rapid TEC(R): In August 2001, we launched a new version of the Rapid One called the Rapid TEC, in which one individual drug testing strip would include the chemistry to detect more than one class of drug. The Rapid TEC is designed for those customers who require a less expensive product but still need to test for more than one drug of abuse utilizing one urine sample. The Company currently offers the following versions of the Rapid TEC:

      o     Rapid TEC-2: screens for THC and cocaine
      o     Rapid TEC-3: screens for THC, cocaine and methamphetamines
      o     Rapid TEC-5: screens for
                  THC, cocaine, opiates, amphetamines and benzodiazepines; or THC, cocaine, amphetamine, PCP and opiates 300
                  THC, cocaine, opiates 300, methamphetamines and benzodiazepines

      In July 2005, we launched a new enhanced product, the Rapid TOX(TM) (see Rapid TOX on page 4), which utilizes the same drug testing strip that is used in the Rapid TEC. In late 2005, we discontinued the Rapid TEC-4 platform and replaced it with the same configuration in the Rapid TOX platform. Throughout 2006, we intend to begin to phase out the Rapid TEC-2 and Rapid TEC-3 platforms and offer the same configurations in the Rapid TOX platform. We plan to continue to offer the Rapid TEC-5 tests throughout 2006, as market demand for these configurations in the Rapid TEC format remains relatively high.

      OralStat(R): In July 2004, we began manufacturing and marketing an oral-fluid based point of collection device called the OralStat (we had previously licensed a product from ANSYS Technologies, Inc. that we also sold under the trademark of OralStat). Manufacturing the OralStat enables us to better control costs, quality and delivery to our customers. Our OralStat is a patent-pending, innovative POC testing system for the detection of drugs of abuse in oral fluids. The technology of OralStat provides test results within minutes with enhanced sensitivity and detection comparable to laboratory based oral fluids tests. OralStat can simultaneously test for six drugs in each device. Currently, the assays available on the OralStat are amphetamines, methamphetamine, benzodiazepine, cocaine, methadone, opiates, PCP and marijuana.

      The test requires no messy saliva collection or handling. Pending submission for FDA 510(k) clearance (see "Government Regulations" on page 10 for a description of FDA 510(k) clearance), the product is labeled and made available "for forensic use only", which means for use in legal determinations only; it is not intended or promoted for a health or medical use or purpose. Our OralStat has been well received by both current and new customers.

      Rapid Reader(TM): In 2003, we conceived the Rapid Reader, a compact, portable device that, when connected to any computer, captures a picture of the test results on an ABMC drug screen using a high-resolution camera. The Rapid Reader's proprietary software analyzes this image and interprets the results. The information is then sent to a data management system, which enables the user to interpret, store, transmit and print the drug test results. The Rapid Reader system can only be used to interpret and record the results of ABMC drug screens. As this product virtually eliminates human error in the interpretation and recording of drug screen results and allows secure electronic sharing and storing of test results, the Rapid Reader may alleviate concerns any potential customer may have about using POC drug tests. The Company does not expect sales of the Rapid Reader alone to materially impact sales, rather it will enable us to secure the business of customers that would otherwise not use a POC drug test thereby increasing sales of the Company's drug screens.

      In February 2004, we shipped our first order of Rapid Reader devices and since that time, the Rapid Reader continues to be well received by current and new customers.

      In July 2005, the Rapid Reader received FDA 510(k) clearance, making the Rapid Reader the first 510(k) cleared all-inclusive drug screen interpretation and data management system. The FDA 510(k) clearance allows the Rapid Reader to be marketed and sold to the clinical market (see "Clinics, Physicians and Hospitals" on page 7). We also believe the FDA 510(k) clearance could have a positive impact on other markets as well since many non-clinical customers prefer to utilize devices that are FDA-cleared.

      RDS InCup(TM): In July 2004, we began manufacturing and shipping the RDS InCup, a new product for the drugs of abuse testing market. The RDS InCup is an all-inclusive POC urine drug test that incorporates collection and testing of the sample in a single device. Once the donor provides a sample the results are available within a few minutes without any manipulation of the sample or the device.

      The RDS InCup is an extension of the Rapid Drug Screen line of tests using the same FDA Cleared RDS test strips and offers customers a fast, accurate and easy method for determining the drug use status of an individual. The RDS InCup continues to be well received by customers in our core markets.

      The Company offers the following standard versions of the RDS InCup: two 2 panel tests, three 3 panel tests, two 4 panel tests, six 5 panels tests, one 6 panel test, one 7 panel test, one 8 panel test, one 10 panel test and one 12 panel test. In addition to these standard panels, we can custom manufacture any configuration or combination of 2 to 12 drugs per device.

      Rapid TOX(TM): In July 2005, we launched the Rapid TOX, a cost effective drug screen in a horizontal cassette platform that simultaneously detects two to ten drugs of abuse in a urine specimen. Rapid TOX can be used by pipetting, or dropping, a urine specimen into a channel in the cassette, or the cassette can be dipped into a urine specimen. Each channel contains a single drug testing strip that contains the chemistry to detect more than one class of drug of abuse. Each Rapid TOX device contains one or two channels. Rapid TOX, like our other POC drug screens, provides accurate results within minutes in an inexpensive, easy to use format.

      We shipped our first order of Rapid TOX devices in September 2005. The initial feedback we are receiving from our customers and potential customers indicates that the Rapid TOX should be well received in our core markets.

      Other products

      In addition to the products we manufacture, we also distribute a number of POC tests that detect the presence or absence of adulterants and alcohol. These tests are manufactured by unaffiliated third parties. Two of these products are sold under ABMC-owned trademarks; the Rapid AlcoTEC alcohol test and the Rapid Check test for adulterant (an adulterant is a substance added to a urine specimen in an attempt to "beat" a drug test). We do not derive a significant portion of our revenues from the sale of these products.

Contract Manufacturing

      Through the fiscal year ending December 31, 2005, we provided bulk strip contract manufacturing services to a number of non-affiliated POC diagnostic companies. Currently we manufacture test components for the detection of:

o     TB (Tuberculosis;  a highly contagious disease responsible for more deaths
      than  any  other  infectious   disease   according  to  the  World  Health
      Organization);

o     HIV (Human Immunodeficiency Virus; the virus that causes AIDS);

o     RSV  (Respiratory   Syncytial  Virus;  the  most  common  cause  of  lower
      respiratory tract infections in children worldwide); and

o     Fetal amniotic membrane rupture.

      We do not currently derive a significant portion of our revenues from contract manufacturing.

Our Markets

      Corporate/Workplace

      Our direct sales force and our inside sales representatives sell our products to this market. We also have a nationwide network of distributors and administrators of workplace drug testing programs that sell our drugs of abuse product line in this market. We believe that the market for utilization of POC drug screens for pre-employment and random employee testing is expanding.

      o The Office of National Drug Control Policy reported in their most recent report (December 2004) titled "The Economic Costs of Drug Abuse in the United States" that the economic cost of drug abuse in 2002 was estimated to be $180.9 billion, increasing 5.34 percent annually since 1992. This value represents both the use of resources to address health and crime consequences as well as the loss of potential productivity from disability, death and withdrawal from the legitimate workforce.

      o By far the largest component of the economic cost noted above is loss of productivity at $128.6 billion. Productivity losses represent work in the labor market and in household production that was never performed, but could reasonably be expected to have been performed absent the impact of drug abuse.

      o According to the 2004 SAMHSA National Survey on Drug Use and Health released in September 2005, of the 16.4 million illicit drug users aged 18 or older in 2004, 12.3 million (75.2 percent) were employed either full or part time.

      Not only are there financial benefits of drug testing, but a drug-free environment is a safer one. Incentives encourage employers to adopt Drug Free Workplace Programs. Drug testing is an integral part of a Drug Free Workplace Program. In some states, there are workman's compensation and unemployment insurance premium reductions, tax deductions and other incentives for adopting these programs. The Drug Free Workplace Act requires employers receiving federal contracts of $100,000 or more to enact a Drug Free Workplace program (the Federal Acquisition Streamlining Act of 1994 raised the threshold of contracts covered by the Drug Free Workplace Act from $25,000 to those exceeding $100,000).

      Government, Corrections and Law Enforcement

      Our direct and inside sales teams sell our drugs of abuse screening products in this market. This market includes federal, state and county level agencies, including correctional facilities, pretrial agencies, probation, drug courts and parole departments at the federal and state levels and juvenile correctional facilities.

      According to the Bureau of Justice Statistics ("BOJ"), the number of adults in the correctional population has been increasing. As of year-end 2004, nearly 7 million people, or 3.2 percent of all U.S. adult residents, were on probation, in jail or prison, or on parole. Of this nearly 7 million people, approximately 2 million were inmates in federal and state prisons or local jails and approximately 5 million were individuals on probation or parole. According to the Federal Bureau of Prisons, more than half of the federal prison population was sentenced as drug offenders.

      According to the BOJ, the number of arrests for drug abuse violations has also been increasing. In 2004 alone, there were 1,745,700 arrests for drug abuse violations. Drug abuse violations are defined as state or local offenses relating to the unlawful possession, sale, use, growing, manufacturing, and making of narcotic drugs including opium or cocaine and their derivatives, marijuana, synthetic narcotics, and dangerous nonnarcotic drugs such as barbiturates.

      Almost all persons (99%) on parole or probation, and a significant number of those individuals within federal, state and local correctional facilities and jails, have one or more conditions to their sentence required by the court or probation agency including periodic drug testing and substance abuse treatment. Our products are aimed at this and other similar markets.

      Rehabilitation Centers

      Our direct sales team and our network of distributors sell our products in this market. This market for our products includes people in treatment for substance abuse. There is a high frequency of testing in this market. For example, in many residence programs, patients are tested each time they leave the facility and each time they return. In outpatient programs, patients are generally tested on a weekly basis.

      International Markets

      We sell our products primarily through distributors in this market. We have entered into distribution agreements with companies in several countries and are pursuing a course of multinational distribution of our products through both clinical and non-clinical distribution companies. As of December 21, 2005, we had 27 distributors or customers representing 29 foreign countries.

      Clinics, Physicians, and Hospitals

      This market includes emergency rooms, physician offices, hospitals and clinics and rehabilitation facilities associated with hospitals. In December 2004, the Drug Abuse Warning Network estimated that in the third and fourth quarters of 2003, there were 627,923 episodes, with an average of 1.7 drugs per episode, in emergency departments in the United States in which drugs were mentioned. Our Rapid Drug Screen nine panel test is used in this market as it provides fast and accurate results when time is critical. We continue to focus our efforts on obtaining an exclusive distribution relationship with a multinational diagnostics company focused on the clinical POC testing market.

      Consumer/Over-the-Counter

      Our drugs of abuse screening products are not currently available for sale in this market, as we have not yet received the necessary marketing clearance from FDA. In December 2003, FDA issued a revised draft guidance for manufacturers of drug abuse screening tests that updated two previous draft guidances published in 2000 thereby clarifying current FDA thinking for both laboratory and non-laboratory (workplace, sports, insurance, and home) tests. The Company continues to evaluate these guidelines to determine whether to obtain the required marketing clearance to sell in this market in the future.

      Educational Market

      According to the December 2005 University of Michigan Monitoring the Future study, 15.5% of 8th graders, 29.8% of 10th graders and 38.4% of 12th graders had used an illicit drug within the 12 months prior to the study. Furthermore, the study reported that over half (50.4%) of young people have tried an illicit drug by the time they finish high school. We believe our products could be an integral part of helping schools test due to their ease of use and immediate, accurate results.

      In June 2002, the Supreme Court, ruled that public middle and high schools can require drug tests for students in extracurricular activities including athletics, band, choir, and other activities without violating their privacy rights. Drug tests can be required without any suspicion of drug use, and applies to students in grades 7 through 12 who sign up for activities such as sports, cheerleading, band, academic teams, and other extracurricular activities. Students can be tested at the start of the school year and then randomly throughout the year. It is our opinion that, with this decision, schools will be more likely to implement a drug-testing program. We did not focus considerable sales and marketing efforts in this market in 2005 so therefore sales in this market are currently minimal. The Company may expend more efforts in the future and may therefore see more significant sales in this market in the future.

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

      Our direct sales force consists of a vice president of sales & marketing, a national sales director, two national account managers, seven regional sales managers, an international sales manager and a staff of inside sales representatives. They call on non-clinical accounts directly and support our worldwide distribution network. We also employ a marketing manager and a product manager. We intend to promote our products through direct mail campaigns, selected advertising, participation at high profile trade shows, use of key point of collection advocate consultants and other marketing activities.

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

      We will continue to recruit and utilize third party distribution partners for select markets, including corporate/workplace, government/corrections/law enforcement, international and education, in addition to selling directly in these markets and to key customers. We intend to enter into a distribution agreement with a multinational diagnostics company for sales to the clinical market.

Competition

      Competition to our point of collection urine-based products comes from point of collection tests developed by companies including, but not limited to, Varian Inc., Medtox Scientific, Inc., Biosite Diagnostics, and a number of smaller diagnostic companies in the urine point of collection testing market and OraSure Technologies, Inc. in the saliva point of collection testing market.

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

      We also face competition in the point of collection saliva test market. While saliva-based drug tests have limitations relative to detection time, generally detecting traces of drugs of abuse in a 3 to 18 hour window compared to one to three days for urine-based testing, this shorter window of detection can be useful in some market segments, such as post-accident testing in the workplace. Our main competitor in the saliva testing market is OraSure Technologies, Inc. OraSure's saliva testing product is a laboratory-based product, not a point of collection test like our OralStat device (See "OralStat" on page 3). As stated above, laboratory-based testing is generally more expensive than point of collection testing and it takes longer to get the test results. Therefore, we feel we have a competitive advantage over laboratory-based products. Some of our competitors in the saliva-based testing market, including OraSure Technologies, Inc, have been promoting their products longer and therefore, have more experience in marketing saliva-based products to the appropriate segment(s).

      There are a number of companies with products that are competitive with our Rapid Reader device. These companies have also been promoting their products longer and have more experience in the drug testing data management market. However, it is our opinion that our Rapid Reader is unrivaled in the market as not only does it store, transmit and print the results of our drug tests but it also interprets the results of our drug tests, virtually eliminating the possibility of human error. In addition, our Rapid Reader is currently the only all inclusive drug screen interpretation and data management system 510(k) cleared by FDA (see "Government Regulations" on page 10 for description of FDA 510(k) clearance).

Manufacturing

      We own a 30,000 square foot facility in Kinderhook, New York, which houses assembly and packaging of our products in addition to administration. We continue to contract-out the printing and manufacture of specimen cup components of the Rapid Drug Screen.

      We manufacture all of our own individual test strips and we manufacture test strips for HIV, Tuberculosis, RSV and fetal membrane rupture for unaffiliated third parties. We do not manufacture the Rapid Reader product. We lease a 9,200 square foot R&D and production facility in Logan Township, New Jersey that houses research and development and bulk strip manufacturing.

      Our present manufacturing equipment is sufficient to produce 200,000 drug test kits per month, assuming one shift per day, five days per week. As of the date of this report, we are running two shifts per day, 5 days a week. In the fiscal year ending December 31, 2005, we sold approximately 3.6 million test kits. Our facilities in Kinderhook, New York and Logan Township, New Jersey would allow us to increase our production capacity if additional personnel are hired and more equipment is installed. We could further increase capacity with additional shifts. We expect to add additional assembly/packaging personnel and/or equipment as production needs increase. (See Item 2. Description of Property on page 18).

      We currently have approximately 68 suppliers who provide us with the raw materials necessary to manufacture our drug testing strips and our drugs of abuse screening products. (See Risk Factors beginning on page 11).

Patents and Trademarks/Licenses

      To date, we have been granted 24 patents related to the Rapid Drug Screen and/or Rapid One product lines, including 4 U.S. design patents and 5 utility patents. We currently have 9 United States patent applications, and 4 foreign patent applications pending.

      We have registered the "Rapid Drug Screen" trademark in the United States, Canada, Mexico, Chile, Europe and Russia. We have also registered Rapid One and its logo, Rapid TEC and its logo, RDS, OralStat and our corporate logos in the United States. We have 4 additional trademark applications pending in the United States. There can be no assurance that the additional patents and/or trademarks will be granted or that, if granted, they will withstand challenge. (See "Risk Factors - Intellectual Property Rights" on page 15).

Research and Development

      Our R&D efforts are continually focused on enhancing and/or maintaining the performance and reliability of our drug testing strips. In addition, this fiscal year, our R&D team completed development of our Rapid TOX device. The R&D team also continued the development process on contract manufacturing projects. Our R&D expenditures were $683,000 for the fiscal year ending December 31, 2005 and $606,000 for the fiscal year ending December 31, 2004.

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

      Our products fall under the category of 510(k) submissions to FDA. A 510(k) is a premarketing submission made to FDA to demonstrate that the device to be marketed is as safe and effective, that is, substantially equivalent, to a legally marketed device that is not subject to premarket approval. Applicants must compare their 510(k) device to one or more similar devices currently on the U.S. market and make and support their substantial equivalency claims. A legally marketed device is a device that was legally marketed prior to May 28, 1976 (preamendments device), or a device that has been reclassified from Class III to Class II or I, or a device which has been found to be substantially equivalent to such a device through the 510(k) process, or one established through Evaluation of Automatic Class III Definition. The legally marketed device(s) to which equivalence is drawn is known as the "predicate" device(s). Applicants must submit descriptive data and, when necessary, performance data to establish that their device is substantially equivalent to a predicate device.

      Although FDA clearance is not required for non-clinical markets (such as corporate/workplace and government/corrections), it is required for clinical markets (such as hospitals and physicians). The Company continues to explore a relationship with a multinational diagnostics company to distribute our products in this market. When such a relationship is established, we believe that clinical markets could become a major marketplace for our drug screening products.

      We have received 510(k) clearance for our 9 panel Rapid Drug Screen test. With this approval and the approvals obtained related to our Rapid One dipsticks, we can offer a variety of combinations to meet customer requirements, both in multiple panel tests and individual Rapid One tests. In addition, the testing strips contained in the RDS InCup are the same as those testing strips contained within the RDS. Therefore, the RDS InCup can be offered in a variety of combinations to meet customer requirements.

      In November 2004, we received our third 510(k) clearance related to our Rapid TEC product line (we previously received clearances in 2002 and 2003). With this third clearance ABMC can provide clinical customers with various configurations of 2 to 14 classes of drugs of abuse.

      In July 2005 we received 510(k) clearance on our Rapid Reader, a personal computer peripheral that interprets, scans, transmits, records and stores the results of ABMC drug screens. This was the first all-inclusive drug screen result interpretation and data management system that received 510(k) clearance from FDA. The clearance allows ABMC to provide the Rapid Reader to customers in clinical markets.

      We have submitted an application for 510(k) clearance for our Rapid TOX product line to FDA and are currently awaiting FDA's decision on the application. The OralStat has not received 510(k) clearance from FDA and is currently available for "forensic use only".

      Furthermore, in order to sell our products in Canada after November 2003, the Company must comply with ISO13485, the International Standards Organization's Directive for Quality Systems for Medical Devices (MDD or Medical Device Directive), and in order to sell our products in the European Union after November 2003, the Company must obtain CE marking for our products (in the European Union, a "CE" mark is affixed to the product for easy identification of quality products). Collectively, these standards are similar to the U.S. Federal Regulations enforced by FDA, and are a reasonable assurance to the customer that the manufacturing of our products is conducted in a consistent manner to help ensure that quality, defect-free goods are produced. As of the date of this report, we have received approval and the right to bear the CE mark on our Rapid Drug Screen, Rapid One, Rapid TEC and OralStat products, meaning that our products comply with the essential requirements of the In Vitro Diagnostic Directive 98/79/EC and may be legally marketed within the European Union and display the CE Mark. We received our ISO13485 compliance certification in October 2004 and we are in the process of acquiring the license to sell our products in Canada.

Employees

      Currently, we have approximately 129 employees, of which 115 are full-time and 14 are part-time. None of our employees are covered by collective bargaining agreements, and we believe our relations with our employees are good.

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

We have a history of incurring net losses.

      Since inception in 1992 through the fiscal transition period ending December 31, 2001, we incurred net losses. We began earning profits in the fiscal year ending December 31, 2002 and continued to be profitable through December 31, 2004. However, in the fiscal year ending December 31, 2005, we incurred a net loss of $376,000. As of December 31, 2005, we have an accumulated deficit of $13.5 million. We expect to continue to make substantial expenditures for sales and marketing, product development and other purposes. Our ability to achieve profitability in the future will primarily depend on our ability to increase sales of our products, reduce production and other costs and successfully introduce new products and enhanced versions of our existing products into the marketplace. There can be no assurance that we will be able to increase our revenues at a rate that equals or exceeds expenditures. Our failure to do so will result in our incurring additional losses.

Our products are sold in limited markets and the failure of any one of them to achieve widespread market acceptance would significantly harm our results of operation.

      We offer a number of drugs of abuse screening products that are sold in limited markets, and we currently derive most of our revenues from sales of our drugs of abuse screening product line. To attain break-even results of operations, given current levels of operating expenses, we must achieve approximately $3.3 million in quarterly revenues from our products. In addition, the markets in which we sell our products are cost competitive. If we are required to lower our prices to our customers, our revenue levels could be negatively impacted which would adversely affect our gross profit margins. If our products do not achieve and maintain this level of revenue, or maintain certain gross profit margins, our results of operations would be significantly harmed.

      In addition, we only began selling our drugs of abuse product line in 1996, and cannot yet predict whether they will gain further widespread market acceptance. Achieving market acceptance for our drug tests will require substantial marketing efforts and expenditure of significant funds to inform potential distributors and customers of the distinctive characteristics, benefits and advantages of our test kits. A number of our products have only recently been introduced in the marketplace (with our most recent additions being the OralStat and RDS InCup, introduced in July 2004 and the Rapid TOX, introduced in July 2005). We have no history upon which to base market or customer acceptance of these products. Introduction of the OralStat, RDS InCup and Rapid TOX have required, and may continue to require substantial marketing efforts and expenditure of funds.

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

      The point of collection drug testing market is highly competitive. Several companies produce drug tests that compete directly with our drugs of abuse product line, including Varian, Inc., Biosite Diagnostics and Medtox Scientific, Inc. in the urine point of collection testing market and OraSure Technologies, Inc. in the saliva point of collection testing market. As new technologies become introduced into the point of collection testing market, we may be required to commit considerable additional efforts, time and resources to enhance our current product portfolio or develop new products. Our success will depend upon new products meeting targeted product costs and performance, in addition to timely introduction into the marketplace. We are subject to all of the risks inherent in product development, which could cause material delays in manufacturing.

We rely on third parties for raw materials used in our drugs of abuse products and in our contract manufacturing processes.

      We currently have approximately 68 suppliers who provide us with the raw materials necessary to manufacture our drug testing strips and our drugs of abuse screening products. For most of our raw materials we have multiple suppliers however, there are a few chemical raw materials for which we only have one supplier. The loss of one or more of these suppliers, the non-performance of one or more of their materials or the lack of availability of raw materials could suspend our manufacturing process related to our drugs of abuse products. This interruption of the manufacturing process could impair our ability to fill customers' orders as they are placed, which would put us at a competitive disadvantage.

      Furthermore, we rely on a number of third parties for supply of the raw materials necessary to manufacture the test components we supply to other diagnostic companies under contract manufacturing agreements. For most of these raw materials we have multiple suppliers however, there are a few chemical raw materials for which we only have one supplier. The loss of one or more of these suppliers could suspend the strip manufacturing process and this interruption could impair our ability to perform contract manufacturing services.

We have a significant amount of raw material and "work in process" inventory on hand that may not be used in the next twelve months if the expected configuration of sales orders are not received at our projected levels.

      We currently have approximately $2.043 million in raw material components for the manufacture of our product at December 31, 2005. The non-chemical raw material components may be retained and used in production indefinitely and the chemical raw materials components have lives in excess of 20 years. In addition to the raw material inventory, we have approximately $2.049 million in manufactured testing strips, or other "work in process" inventory at December 31, 2005. The components of this work in process inventory have lives of 12-18 months. If sales orders received are not for devices that would utilize the raw material components, or if product developments make the raw materials obsolete, we may be required to dispose of the unused raw materials. In addition, since the components of the work in process inventory have lives of 12-18 months, if sales orders within the next 12-18 months are not for devices that contain the components of the work in process inventory, we may need to discard the unused work in process inventory. In 2004, we established a $100,000 reserve for obsolete or slowing moving inventory. In 2006, we increased this reserve by an incremental $150,000. There can be no assurance that this reserve will be adequate for 2006 and/or that it will not have to be increased.

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

      Cost competitiveness and satisfactory product performance are essential for success in the point of collection drug testing market. There can be no assurance that new products we may develop will meet projected price or performance objectives. In fact, price competition is increasing in the point of collection testing markets as additional foreign (i.e. non-U.S. based companies) manufacturers enter the market. Foreign manufacturers have lower manufacturing costs and therefore can offer their products at a lower cost than a U.S. manufacturer. These lower costs include but are not limited to costs for labor, materials, regulatory compliance and insurance.

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

      We face competition from other manufacturers of drugs of abuse screening products such as Varian, Inc., Medtox Scientific, Inc. and Biosite Diagnostics in the urine point of collection testing market and OraSure Technologies, Inc in the saliva point of collection testing market. These competitors are more well known and have far greater financial resources than us. The markets for drugs of abuse screening products and related products are highly competitive. There can be no assurance that other companies will not attempt to develop or market products directly competitive with our drugs of abuse product line. We expect other companies to develop technologies or products, which will compete with our products.

Possible inability to hire and retain qualified personnel.

      We will need additional skilled, sales and marketing, technical and production personnel to grow the business. If we fail to retain our present staff or hire additional qualified personnel our business could suffer.

We depend on key personnel to manage our business effectively.

      We are dependent on the expertise and experience of our senior management such as Stan Cipkowski, Chief Executive Officer, Keith E. Palmer, Chief Financial Officer, Martin Gould, Chief Scientific Officer and Todd Bailey, Vice President, Sales & Marketing for our future success. The loss of Messrs. Cipkowski, Palmer, Gould and/or Bailey could negatively impact our business and results of operations. We do not maintain key man insurance for any of our management employees and there can be no assurance that any of our senior management will continue their employment.

Failure to effectively manage our growth and expansion could adversely affect our business and operating results.

      We anticipate expansion of our operations in the future. Any failure to manage our growth effectively will result in less efficient operations, which could adversely affect our operating and financial results.

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

      We expect to devote considerable resources and management time to improving our operating and financial systems to manage our growth. Failure to accomplish any of these objectives would impede our ability to deliver products and services in a timely fashion, fulfill existing customer orders and attract and retain new customers; these impediments would have a material adverse effect on our financial condition, results of operations and cash flows.

Any adverse changes in our regulatory framework could negatively impact our business.

      Approval from FDA is not currently required for the sale of our products in non-clinical markets, but is required in the clinical and over-the-counter ("OTC") markets. Although our drugs of abuse products have met FDA requirements for professional use, we have not obtained OTC clearance from FDA. The workplace market is one of our primary markets and if any additional FDA clearance is required to sell in this market, this additional cost may cause us to raise the price of our products making it difficult to compete with other point of collection products or laboratory based testing, thereby negatively impacting our revenues. Furthermore, there can be no assurance that if we are required to apply for additional FDA clearances they will be granted. If such clearance is not granted, we would be unable to sell our products in the workplace market and our revenues would be negatively impacted. Although we are currently unaware of any changes in regulatory standards related to the clinical and OTC markets, if regulatory standards were to change in the future, there can be no assurance that FDA will grant us the approvals, if and when we apply for them, required to comply with the changes.

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

      We seek to protect our proprietary products under trade secret and copyright laws, which afford only limited protection. We currently have a total of 24 U.S. and foreign patents relating to the Rapid Drug Screen and/or Rapid One product line. We have additional patent applications pending in the United States, and other countries, related to our drugs of abuse products. We have trademark applications pending in the United States. Certain trademarks have been registered in the United States and in other countries.

      Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain information that we regard as proprietary. For example, our sales were adversely affected in fiscal 2000 and fiscal 2001 (year ending April 30, 2001) as a result of sales of products similar to ours. In April of 1999, we filed suit in a federal court against Phamatech, Inc. of California, a former supplier of ours, and numerous other parties to stop these sales. We incurred significant legal fees attempting to enforce our patents. In April 2001, we settled with Phamatech and all other defendants in this lawsuit.

      We may be required to incur significant costs to protect our intellectual property rights in the future. In addition, the laws of some foreign countries do not ensure that our means of protecting our proprietary rights in the United States or abroad will be adequate. Policing and enforcement against the unauthorized use of our intellectual property rights could entail significant expenses and could prove difficult or impossible. Additionally, there is no assurance that the additional patents will be granted or that additional trademarks will be registered.

Potential issuance and exercise of new warrants and exercise of outstanding warrants could adversely affect the value of our securities.

      In connection with our sale of 1,408,450 common shares for $2,000,000 ($1.42 per share) in a private placement to Seaside Partners, L.P. ("Seaside") on April 28, 2000, we issued a 5 year warrant to Seaside to purchase 953,283 common shares of our stock at an exercise price of $1.17 per share. To settle a penalty owed to Seaside because of a late effective registration statement, we adjusted the exercise price of the 953,283 warrant shares from $1.17 to $0.95 in February 2001. In November 2003, the Seaside warrant was transferred and the common shares underlying the exercise of the warrants and respective rights and obligations under the Common Stock Purchase Agreement were assigned to Steven Grodko ("Grodko"). Throughout the fiscal year ending December 31, 2004, Grodko exercised a total of 553,283 warrants, leaving a balance of 400,000 warrants. In October 2005 the Company entered into an Extension Agreement and registration letter agreement with Grodko in which the Company extended the term of the warrant. The Grodko warrant will now expire on October 28, 2006. (the Extension Agreement and registration letter agreement are filed as Exhibits 4.18 and 4.19 respectively to this Annual Report on Form 10-KSB).

      In May 2001, we issued a 5 year warrant to purchase 200,000 common shares of our stock at an exercise price of $1.50 per share to Brean Murray & Co., Inc. ("Brean Murray") as compensation for their services as a financial advisor.

      On August 22, 2001, we issued warrants ("Private Placement Warrants"), exercisable during a 54 month period beginning February 22, 2002, to purchase 1,274,500 common shares of our stock at an exercise price of $1.05 per share in connection with the private placement of 2,549,000 shares of common stock (the 1,274,500 warrants issued in connection with the August 2001 private placement trade on the National Association of Securities Dealers Automated Quotations ("NASDAQ") SmallCap Market and may be hereafter referred to as the "trading warrants"). We also issued, on August 22, 2001, warrants, exercisable during a 54 month period beginning February 22, 2002, to purchase a total of 203,920 common shares of our stock at an exercise price of $1.20 per share, of which warrants to purchase 152,940 common shares were issued to Brean Murray as compensation for their services as placement agent and warrants to purchase 12,745 common shares were issued to Axiom Capital Management, Inc., warrants to purchase 5,735 common shares were issued to Jeffrey Goldberg, warrants to purchase 16,250 common shares were issued to Barry Zelin, and warrants to purchase 16,250 common shares were issued to David L. Jordon, each for their services as sub-agents of Brean Murray. In the fiscal year end December 31, 2004, 2,500 trading warrants were exercised and in fiscal year ending December 31, 2005, 2,500 trading warrants were exercised, leaving a balance of 1,269,500 trading warrants.

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

      If the Grodko warrant, the Brean Murray warrants, and the Private Placement warrants are exercised, the common shares issued will be freely tradable, increasing the total number of common shares issued and outstanding. If these shares are offered for sale in the public market, the sales could adversely affect the prevailing market price by lowering the bid price of our securities. The exercise of any of these warrants could also materially impair our ability to raise capital through the future sale of equity securities because issuance of the common shares underlying the warrants would cause further dilution of our securities. The warrants are subject to or contain certain anti-dilution protection that may result in the issuance of additional shares under some circumstances including, but not limited to, paying of a dividend, subdivision of our outstanding shares into a greater number of shares, combination of our outstanding shares into a smaller number of shares, an issuance of shares of common stock by reclassification or in the case of the Brean Murray and Grodko warrants, a sale of our common shares, or a security convertible into common shares, for consideration per share less than the exercise price of the warrants.

Potential issuance and exercise of new options and exercise of outstanding options could adversely affect the value of our securities.

      The Board of Directors of the Company has adopted 4 Nonstatutory Stock Option Plans providing for the granting of options to employees, directors, and consultants (see Note H[2]). As of December 31, 2005, there were 4,268,080 options issued and outstanding under all four plans combined. The Company's Board of Directors accelerated the vesting periods of all outstanding options to vest 100% on December 14, 2005 therefore as of December 31, 2005 all options issued and outstanding, or 4,268,080 were exercisable. As of December 31, 2005, there were 9,500 options available for issuance under the Fiscal 2000 Plan and 664,420 options available for issuance under the Fiscal 2001 Plan. There are no options available for issuance under either the Fiscal 1997 Plan or the Fiscal 1998 Plan and there are no options issued and outstanding under the Fiscal 1997 Plan As options expire or are cancelled under the Fiscal 1997 and Fiscal 1998 Plan, they are not re-issued.

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

      There are 4,369,655 common shares presently issued and outstanding as of the date hereof that are "restricted securities" as that term is defined under the Securities Act of 1933, as amended, (the "Securities Act") and in the future may be sold in compliance with Rule 144 of the Securities Act, or pursuant to a Registration Statement filed under the Securities Act. Rule 144 provides that a person holding restricted securities for a period of one year or more may, in any three month period, sell those securities in unsolicited brokerage transactions or in transactions with a market maker, in an amount equal to the greater of one percent of our outstanding common shares or the average weekly trading volume for the prior four weeks. Sales of unrestricted shares by affiliates of the Company are also subject to the same limitation upon the number of shares that may be sold in any three-month period. Investors should be aware that sales under Rule 144 or 144(k), or pursuant to a registration statement filed under the Act, may depress the market price of our Company's securities in any market that may develop for such shares.

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

      Our securities are listed on the NASDAQ SmallCap Market. The NASDAQ Stock Market's Marketplace Rules impose requirements for companies listed on the NASDAQ SmallCap Market to maintain their listing status, including minimum common share bid price of $1.00, and $2,500,000 in shareholders' equity or $500,000 in net income in the last fiscal year. As of the date of this report our common shares are trading below the minimum bid requirement and our common shares have traded at levels lower than the minimum bid requirement within the last twelve months (see Current Report on Form 8-K filed with the Securities and Exchange Commission on March 23, 2006).

      Delisting could reduce the ability of investors to purchase or sell our securities as quickly and as inexpensively as they have done historically and could subject transactions in our securities to the penny stock rules. Furthermore, failure to obtain listing on another market or exchange may make it more difficult for traders to sell our securities. Broker-dealers may be less willing or able to sell or make a market in our securities because of the penny stock disclosure rules. Not maintaining a listing on a major stock market may result in a decrease in the trading price of our securities due to a decrease in liquidity and less interest by institutions and individuals in investing in our securities. Delisting from the NASDAQ SmallCap Market would also make it more difficult for us to raise capital in the future.

      ITEM 2. DESCRIPTION OF PROPERTY

      In November 2001, we purchased our Kinderhook, New York facility and the surrounding 107 acres. We obtained a mortgage from Hudson River Bank & Trust Company (now First Niagara Bank) in the amount of $360,000, a loan in the amount of $240,000 from the New York State Business Development Corporation and a loan from the Columbia Economic Development Corporation in the amount of $120,000. On March 31, 2003 the Company sold approximately 85 acres of land at its Kinderhook headquarters for $150,000.

      On August 20, 2002, we combined a lease for 4,000 square feet of space and a lease for 5,200 square feet of space into one lease for our New Jersey facility. The total average monthly cost of the combined spaces is $5,300, which includes a monthly base rental of $4,317 along with taxes and additional occupancy costs.

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

 Common Shares

   Fiscal year ending December 31, 2005                        High       Low
   --------------------------------------                    --------   --------

        Quarter ending December 31, 2005                     $   1.26   $   1.01
        Quarter ending September 30, 2005                    $   1.11   $   0.78
        Quarter ending June 30, 2005                         $   1.00   $   0.72
        Quarter ending March 31, 2005                        $   1.64   $   0.84

   Fiscal year ending December 31, 2004                        High       Low
   --------------------------------------                    --------   --------

        Quarter ending December 31, 2004                     $   1.25   $   0.85
        Quarter ending September 30, 2004                    $   1.19   $   0.90
        Quarter ending June 30, 2004                         $   1.28   $   0.90
        Quarter ending March 31, 2004                        $   2.14   $   1.15

    Warrants

   Fiscal year ending December 31, 2005                        High       Low
   --------------------------------------                    --------   --------

        Quarter ending December 31, 2005                     $   0.28   $   0.05
        Quarter ending September 30, 2005                    $   0.32   $   0.18
        Quarter ending June 30, 2005                         $   0.40   $   0.02
        Quarter ending March 31, 2005                        $   0.60   $   0.08

   Fiscal year ending December 31, 2004                        High       Low
   --------------------------------------                    --------   --------

        Quarter ending December 31, 2004                     $   0.32   $   0.09
        Quarter ending September 30, 2004                    $   0.38   $   0.15
        Quarter ending June 30, 2004                         $   1.28   $   0.12
        Quarter ending March 31, 2004                        $   1.21   $   0.04

      As of March 27, 2006, there were approximately 4,500 holders of our securities. As of March 27, 2006 there were outstanding 21,359,768 common shares and 1,269,500 warrants. The Company has not declared any dividends on our common shares and does not expect to do so in the foreseeable future.

      On March 27, 2006, the last reported sale price for our common shares as reported on the NASDAQ SmallCap Market was $0.95 per share and the last reported sale price of our warrants was $0.03 per warrant. Average daily trading volume on our common shares and warrants during the three-month period from December 27, 2005 to March 27, 2006 was approximately 48,291 common shares and 51 warrants respectively.

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

Critical Accounting Policies and Estimates

      American Bio Medica Corporation's ("ABMC's") discussion and analysis of its financial condition and results of operations are based upon ABMC's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires ABMC to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, ABMC evaluates its estimates, including those related to product returns, bad debts, inventories, income taxes, warranty obligations, and contingencies and litigation. ABMC bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      ABMC believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements. ABMC records estimated reductions to revenue for customer returns and allowances based on historical experience. If market conditions were to decline, ABMC may take actions to increase customer incentive offerings possibly resulting in an incremental reduction of gross margins. ABMC recognizes revenue upon shipment to customers. ABMC maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of ABMC's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. ABMC writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. ABMC records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While ABMC has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event ABMC were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

      The Company currently accounts for share-based payments to our employees using the intrinsic value method; therefore our results of operations have not included the recognition of compensation expense for the issuance of stock option awards. In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, ("SFAS No. 123(R)"), which amends SFAS No. 123, Accounting for Stock-Based Compensation, ("SFAS No. 123"), and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires compensation expense to be recognized for all share-based payments made to employees based on the fair value of the award at the date of grant, eliminating the intrinsic value alternative allowed by SFAS No. 123. Generally, the approach to determining fair value under the original pronouncement has not changed. However, there are revisions to the accounting guidelines established, such as accounting for forfeitures, which will change our accounting for stock-based awards in the future.

      SFAS No. 123(R) must be adopted in the first interim or annual period beginning after December 15, 2005. We adopted SFAS No. 123(R) on January 1, 2006. The Company accelerated the vesting of all outstanding stock options to December 14, 2005. The impact of this acceleration is illustrated in note A[13] to the financial statements. The amount of expense included in the pro-forma income or expense, in note A[13] to the financial statements, that would have been recognized in 2006 and after, is $185,000. Had we applied the fair-value criteria established by SFAS No. 123(R) to previous stock option grants, the impact to our results of operations would have approximated the impact of applying SFAS No. 123, which was a reduction to net income of approximately $770,000 before acceleration and $955,000 after acceleration, in 2005, $995,000 in 2004, and $1,018,000 in 2003. Due to the acceleration of vesting of all outstanding options during the fourth quarter of 2005, we do not anticipate any compensation expense for stock options issued and outstanding at December 31, 2005 to reduce our 2006 net income.

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

Results of operations for the twelve months ended December 31, 2005 as compared to the twelve months ended December 31, 2004

      Net sales increased to $13.0 million for the twelve months ended December 31, 2005 as compared to $12.2 million for the twelve months ended December 31, 2004, representing an increase of $800,000 or 6.6%. The increase is attributable to the addition of 6 regional sales managers in late 2004 and early 2005 and several distribution agreements entered into in South America and Europe intended to increase international sales. Direct sales represented 74% of sales in 2005 compared to 67% in 2004.

      During the twelve months ended December 31, 2005, the Company continued its program to market and distribute its primary product, the Rapid Drug Screen, together with its oral fluid test (OralStat), InCup, Rapid TEC, and its newly introduced cassette product (Rapid TOX). As a result of this continued marketing, the Company signed an agreement with a German distributor to expand our sales in Europe, signed an agreement with a distributor in Spain and signed a number of additional sales related agreements. To further enhance the Company's portfolio of products, the Company introduced its Rapid TOX cassette based product, and received FDA 510(k) clearance on our Rapid TEC-4 and our Rapid Reader. We also submitted a 510(k) application for clearance on our test for Buprenorphine, a drug required for many European contracts. We have not received a decision on that application as of the date of this report.

      The Company continued its contract manufacturing operations entering into agreements to manufacture a test for the detection of ruptured fetal amniotic membrane and began to evaluate another point of collection HIV test. FDA is currently evaluating the previously developed test for HIV. In addition, the Company continued manufacturing a test for the detection of Respiratory Syncytial Virus ("RSV"), a juvenile respiratory disease. The RSV contract accounted for approximately $138,000 in 2005 and $309,000 in revenues during the third and fourth quarters of 2004. The Company reached an agreement with the third party that developed the RSV test initially and the distributor of the test in December 2005. Under the terms of the agreement ABMC will work directly with the distributor to streamline the manufacturing, production and delivery of the RSV and pay a royalty to the third party that initially developed the test.

      Cost of goods sold for the twelve months ended December 31, 2005 was $7.0 million or 54% of net sales as compared to $5.6 million or 46.1% of net sales for the twelve months ended December 31, 2004. Included in the cost of sales in 2005 are inventory disposals of approximately $225,000 resulting from enhancements of existing products during 2005, specifically OralStat. An additional $45,000 of aging Rapid TEC inventory components were disposed of during 2005 with the introduction of the Rapid TOX product during the fourth quarter of 2005. Further, the introduction of our Rapid TOX product required additional expenditures in labor and overhead to manufacture and assemble the initial working inventory prior to the product's introduction. This resulted in increases in manufacturing and assembly expense causing an increase in the cost of sales during the fourth quarter. Reliance on outside assembly to supplement in-house production during times of increased demand for product also contributed to higher cost of sales during 2005. The Company spent approximately $300,000 more in 2005 than in 2004 for contract labor to help manufacture and assemble product. Improvements in manufacturing and assembly in 2006 are expected to reduce this reliance on outside labor and control costs. Finally, the Company increased its reserve for slow moving and obsolete inventory from $100,000, established in 2004, to $250,000 at the end of 2005. This increase is consistent with the increased diversity of products currently being offered and sales dynamics, including shifts to lower cost or substitute products from existing products resulting in residual stocks of inventory components for products for which demand has declined. In aggregate $425,000 or, 6%, of cost of goods sold relates to necessary disposals and an increase in the reserve for slow moving and obsolete inventory during 2005.

      Costs of raw materials, with the exception of some petroleum by-product based components, remained relatively unchanged during 2005. With the introduction of several new products, material costs have increased in the aggregate and the Company is required to maintain higher inventory to stock all necessary components. Labor costs and overhead associated with manufacturing have increased during the twelve months ended December 31, 2005 but pricing has remained relatively consistent to allow the Company to be competitive in the marketplace. The increase in labor cost stems from the greater diversity and complexity of the new products and the reliance on temporary resources to increase output capacity.

      Operating expenses for the year ended December 31, 2005 increased by $137,000 compared to 2004. Increases of $77,000 in Research and Development and $366,000 in Selling and Marketing were offset by decreases of $66,000 in General and Administrative expense and $240,000 of employee severance costs that occurred in the first quarter of 2004 but did not recur in 2005. Included in 2004 operating expenses is $225,000 of professional fees (accounting and legal) related to the Company's investigation into allegations identified in an anonymous letter received by its former independent accountants in February of 2004. As part of ABMC's response, an independent counsel performed an internal investigation and found no evidence to support any of the allegations in the anonymous letter. The employee severance costs included cash payments totaling $210,000 to 5 employees, one of whom was an officer, and non-cash charges of $30,000 related to the retention of options by an officer of the Company that resigned in January 2004. The professional fees related to the investigation are included in General and Administrative expenses and pertain to incremental legal and accounting fees.

      Other income in 2005 is due to $15,000 of income from a grant received by the Company in 2002, 2003 and 2005. The original grant was received from the Columbia Economic Development Corporation in two parts and totaled $75,000 as of December 31, 2004. The Company received a final installment of $25,000 in the first quarter of 2005. Under the terms of the grant, the Company is obligated to return a portion of the grant if the employee levels in the Kinderhook facility fall below 45 employees at any time during the year. The portion of the grant to be repaid declined from 100% in 2002 to 90% in 2003 to 80% in 2004 and 70% in 2005, and is expected to decline an additional 10% each year until 2013. The employment at the Kinderhook facility did not drop below 45 employees at any time during 2005 or 2004.

Research and development

      Research and development ("R&D") expenses for the twelve months ended December 31, 2005 were $683,000, or 5.2% of net sales, an increase of $77,000, or 12.8%, compared to $606,000, or 5.0% of net sales for the twelve months ended December 31, 2004. The increase in expense is due primarily to the addition of another technician in the R&D group during the year. The R&D group focused on development of new tests for Buprenorphine, improvements to OralStat, development of our new cassette product Rapid TOX, and evaluation of a new HIV test for a second contract manufacturing customer. The Company has historically transferred to R&D, efficiencies or inefficiencies in manufacturing labor and overhead costs. The amount of expense transferred was based upon an average cost to produce a single strip. Under typical operating circumstances employees were expected to perform manufacturing operations to meet increases in demand for product and R&D functions when demand declined. The premise for this practice was the limited space and number of employees in the Company's New Jersey facility. The Company discontinued this practice commencing January 1, 2005 as the R&D functions have become more formalized and the allocation of resources between the manufacturing and R&D departments have become more defined. The additional expense incurred in manufacturing based upon output was offset between manufacturing and R&D. During 2004, due to increased production, R&D expenses were reduced by $110,000. The non-recurrence of this reduction to expense coupled with increases in depreciation for the newly completed renovations in the R & D section of the New Jersey facility offset by reductions in salaries and wages, consulting fees, and supplies resulted in an increase of $77,000 in R&D in 2005 compared to 2004.

Selling and marketing

      Selling and marketing expense was $3.184 million for 2005, or 24.5% of revenue compared to $2.818 million in 2004, or 23.0% of revenue, an increase of $366,000 or 13.0%. The increase in expense is primarily due to increases in salaries and benefits resulting from the addition of sales personnel, travel and entertainment expense, marketing consulting fees, marketing supplies, sales support materials, advertising and promotion and depreciation expense related to equipment and software additions and upgrades. Increases in these areas were offset by decreases in internet service costs, and sales commissions, resulting from a change to the sales commission structure implemented in 2004. The Company continued to expand its sales force during 2005. At the end of 2004 and early 2005 the domestic regional sales managers were increased to eleven (though three of the newly added regional sales managers left the Company during the fourth quarter of 2005). The Company has replaced two of these individuals, one in the northeast and one in the south, and has reassigned another individual from a marketing support position to a regional sales position in the western United States. Three additional inside sales professionals were added in late 2005 bringing the total to seven. Further, a director of clinical sales and contract manufacturing development was added in January 2005. We currently have an international regional sales manager focusing on South and Central American sales and an international sales representative based in the Company's headquarters in Kinderhook supporting distributors in various countries, including but not limited to the United Kingdom, Australia, New Zealand, Spain, Portugal, Germany and Malaysia. In January 2006 the Company named one of its existing regional sales managers our national sales manager to oversee and manage growth of each of seven assigned sales regions.

General and administrative

      General and administrative expense decreased $66,000 or 2.6% to $2.518 million in the twelve months of 2005 compared to the same period in 2004. Driving this decrease in expense were savings in warehouse operating expenses, special counsel fees, accounting fees, consulting fees, outside service fees, and bad debts. These savings were partially offset by increases in salaries and wages, director's fees and expenses, patents and licenses, travel, investor relations expense and quality control expense. Increases in salaries and wages are due to the addition of a Controller. Increases in investor relations expense stem from an agreement entered into during the third quarter of 2005 with an investor relations firm (a copy of this agreement is filed as an Exhibit to the Company's amended quarterly report on Form 10-QSB/A for the period ending September 30, 2005). The agreement includes cash payments of $9,000 per month and the issuance of 75,000 shares of common stock. The common stock was issued during December 2005 and resulted in a non-cash expense of $88,000.

      Included in general and administrative expense in 2004 is $225,000 of professional fees (accounting and legal) related to the Company's investigation into allegations identified in an anonymous letter received by its former independent accountants in February of 2004. As part of ABMC's response, an independent counsel performed an internal investigation and found no evidence to support any of the allegations in the anonymous letter. Also included in general and administrative expense in 2004 are non-cash service fees totaling $199,000, stemming from a contract entered into in the fourth quarter of 2003 with Brean Murray & Co., Inc. This contract provided for the performance of financial advisory services by Brean Murray & Co., Inc. in exchange for warrants to purchase 300,000 shares of common stock and a monthly cash payment (a copy of this agreement was filed as an Exhibit to the Company's 10-KSB for the year ending December 31, 2003). In June 2004, at the request of the Company, Brean Murray & Co., Inc. agreed to surrender 150,000 of the aforementioned warrants and require no monthly cash payment in conjunction with the agreement. The Company released Brean Murray & Co., Inc. from any further financial advisory services obligations (a copy of this agreement was filed as an Exhibit to the Company's 10-QSB for the period ended June 30, 2004).

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

LIQUIDITY AND CAPITAL RESOURCES AS OF DECEMBER 31, 2005

      The Company's cash requirements depend on numerous factors, including product development activities, penetration of the direct sales market, market acceptance of its new products, and effective management of inventory levels in response to sales forecasts. The Company expects to devote capital resources to continue its product development, expand manufacturing capacity and continue research and development activities. The Company will examine other growth opportunities including strategic alliances and expects such activities will be funded from existing cash and cash equivalents, issuance of additional equity or additional borrowings, subject to market and other conditions. The Company believes that its current cash balances, together with cash generated from future operations will be sufficient to fund operations for the next twelve months. If cash generated from operations is not sufficient to satisfy the Company's working capital and capital expenditure requirements, the Company may be required to sell additional equity or obtain additional credit facilities. There is no assurance that such financing will be available or that the Company will be able to complete financing on satisfactory terms, if at all.

      The  Company's  working  capital  decreased  $72,000 to $4.636  million at
December 31, 2005, as compared to December 31, 2004. The Company has historically satisfied its net working capital requirements through cash from proceeds from private placements of equity securities with institutional investors. In 2005, the Company used $372,000 in operations compared to $134,000 provided by operations in 2004. The primary uses of cash during 2005 were a net loss of $376,000, the purchase of inventory components, the purchase of approximately $133,000 of property, plant and equipment and interest payments on debt totaling $71,000. Including in operating results contributing to the net loss are increased spending in Selling and Marketing of $366,000, increased investment in R&D of $77,000, inventory disposals of $225,000, an increase in the inventory reserve of $150,000, and investor relations expense of $131,000. The Company has never paid any dividends on its common shares and anticipates that all future earnings, if any, will be retained for use in the Company's business.

      At December 31, 2005 and 2004, the Company had cash and cash equivalents of $446,000 and $995,000, respectively. In addition the Company has a $350,000 revolving line of credit bearing an interest rate of prime plus .25% secured by all of the assets and personal property of the Company, wherever located, now owned or hereafter acquired, including accounts receivable, contract rights, health care insurance receivables, chattel paper, inventory, equipment, instruments, including promissory notes, investment property, documents, deposit accounts, general intangibles, including payment intangibles and supporting obligations. At December 31, 2005 and 2004, the Company had no outstanding balance on this line of credit.

      The Company received proceeds of $3,000 for the exercise of 2,500 warrants, as well as the final installment of $25,000 from a grant from the Center for Economic Development during 2005.

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

      In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments" ("EITF 03-1"). EITF 03-1 provides a three-step impairment model for determining whether an investment is other-than-temporarily impaired and requires the Company to recognize such impairments as an impairment loss equal to the difference between the investment's cost and fair value at the reporting date. The guidance was effective for the Company during the first quarter of fiscal 2005. The adoption of EITF 03-1 did not impact the Company's operating results or financial position.

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

      In November 2004, the FASB issued SFAS No. 151 "Inventory Costs -- An Amendment of ARB No. 43, Chapter 4" ("FAS 151"). FAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, FAS 151 requires that allocation of fixed and production facilities overhead to conversion costs should be based on normal capacity of the production facilities. The provisions in FAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of FAS 151 did not impact the Company's operating results or financial position.

      In November 2004, the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets -- An Amendment of APB Opinion No. 29" ("FAS 153"). The provisions of this statement were effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. This statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance -- that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The adoption of FAS 153 did not impact the Company's operating results or financial position.

      In November 2004, the FASB's Emerging Issues Task Force reached a consensus on Issue No. 03-13, "Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations" ("EITF 03-13"). The guidance should be applied to a component of an enterprise that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. The adoption of EITF 03-13 did not impact the Company's operating results or financial position.

      In December 2004, the FASB issued Staff Position No. FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FAS 109-2"). Staff Position No. FAS 109-2 requires the Company to disclose the total effect on income tax expense (or benefit) for amounts that have been recognized under the repatriation provision. For annual financial statements, any effect should be shown separately in the same place (either on the face of the income statement or in the footnotes) that the amounts of current and deferred taxes are disclosed for the period. The adoption of Staff Position No. FAS 109-2 did not impact the Company's operating results or financial position.

      In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, ("SFAS No. 123(R)"), which amends SFAS No. 123, Accounting for Stock-Based Compensation, ("SFAS No. 123"), and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires compensation expense to be recognized for all share-based payments made to employees based on the fair value of the award at the date of grant, eliminating the intrinsic value alternative allowed by SFAS No. 123. Generally, the approach to determining fair value under the original pronouncement has not changed. However, there are revisions to the accounting guidelines established, such as accounting for forfeitures, which will change our accounting for stock-based awards in the future.

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

      The Company adopted SFAS No. 123(R) on January 1, 2006 using the modified prospective method. Because we previously accounted for share-based payments to our employees using the intrinsic value method, our results of operations have not included the recognition of compensation expense for the issuance of stock option awards. The Company accelerated the vesting of all outstanding stock options to December 14, 2005. The impact of this acceleration is illustrated in note 13 to the financial statements. The amount of expense included in the pro-forma income or expense in note 13 to the financial statements that would have been recognized in 2006 and after is $185,000. Had we applied the fair-value criteria established by SFAS No. 123(R) to previous stock option grants, the impact to our results of operations would have approximated the impact of applying SFAS No. 123, which was a reduction to net income of approximately $770,000 before acceleration and $955,000 after acceleration in 2005, $995,000 in 2004, $1,018,000 in 2003 and $881,000 in 2002. SFAS No. 123(R)
also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce our net operating cash inflows and increase our net financing cash flows in periods after adoption. The impact that this change in reporting will have on future periods cannot be determined at this time because the benefit recognized is dependent upon attributes that vary for each option exercise.

      In May 2005,  the FASB issued FAS No. 154.  "Accounting  Changes and Error
Corrections" which replaced APB Opinion No. 20 and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements", and changes the requirements for the accounting for and reporting of a change in accounting principle ("FAS No. 154"). This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. FAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. FAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. The Company does not believe that the adoption of FAS No. 154 will have a significant effect on its financial statements.

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

      ITEM 8A. CONTROLS AND PROCEDURES

      On February 14, 2006, American Bio Medica Corporation carried out an evaluation, under the supervision and with the participation of the Chief Financial Officer and the Chief Executive Officer, to evaluate the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")). Based on that evaluation, the Chief Financial Officer and the Chief Executive Officer have concluded that American Bio Medica Corporation's disclosure controls and procedures as of December 31, 2005, are effective for recording, processing, summarizing, and reporting information that is required to be disclosed in their reports under the Exchange Act, as amended, within the time periods specified in the Securities and Exchange Commission's rules and forms.

      Based upon an evaluation performed during the first quarter of 2006, the Chief Financial Officer and the Chief Executive Officer concluded that there was a material deficiency in internal control over financial reporting during the quarter ending September 30, 2005. Specifically, typographical errors in the quantity of inventory reported to Company headquarters by the Company's New Jersey manufacturing facility for the quarter ending September 30, 2005 were discovered by the CFO on January 30, 2006. The CFO discussed this matter with the Audit Committee and the Company's independent accountants.

      To remediate this deficiency, as of the date of this report, the Company has

      (1) reviewed all procedures for the compilation and reporting of inventory information with the individuals responsible for reporting inventory in the New Jersey manufacturing facility;
      (2) required financial compilation and reporting in the New Jersey office to be reviewed by the New Jersey manufacturing facility operations manager prior to transmittal to the Company's headquarters; and
      (3) employed analytical procedures for the CFO and Controller to review changes in quantities or value of inventory in excess of 25% for reasonableness.

      The Company continues to evaluate additional measures that may be necessary to remediate this deficiency. Except as set forth above, there were no changes in American Bio Medica Corporation's internal controls over financial reporting during the fourth quarter that have materially affected, or are reasonably likely to materially affect, American Bio Medica Corporation's internal control over financial reporting.

      ITEM 8B. OTHER INFORMATION

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

      ITEM 10. EXECUTIVE COMPENSATION

      The information required by this item is contained in our definitive Proxy Statement with respect to our Annual Meeting of Shareholder for the fiscal year ending December 31, 2005, under the caption "Executive Compensation", and is incorporated herein by reference.

      ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information required by this item is contained in our definitive Proxy Statement with respect to the Annual Meeting of Shareholders for the fiscal year ending December 31, 2005, under the caption "Security Ownership of Management and Certain Beneficial Owners", and is incorporated herein by reference.

      ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is contained in our definitive Proxy Statement with respect to the Annual Meeting of Shareholder for the fiscal year ending December 31, 2005, under the caption "Certain Relationships and Related Transactions", and is incorporated herein by reference.

      ITEM 13. EXHIBITS

      (a) Exhibits

Number                        Description of Exhibits

3.5         Bylaws(1)
3.50        Amended and Restated Bylaws(5)
3.6         Fifth  amendment  to the  Certificate  of  Incorporation  (filed  as
            Exhibit 3.6 to the Company's Form SB-2 filed on November 21, 1996 and incorporated herein by reference)
3.7         Sixth amendment to the Certificate of Incorporation(5)
4.2 Investor Registration Rights Agreement, dated August 22, 2001, among American Bio Medica Corporation and the investors(4)
4.3 Placement Agent Registration Rights Agreement, dated August 22, 2001, among American Bio Medica Corporation and the placement agent and its sub-agents(4)
4.4 Form of Warrant Agreement and Warrant among American Bio Medica Corporation and the investors(4)
4.5 Form of Warrant Agreement and Warrant among American Bio Medica Corporation and the placement agent and its sub-agents(4)
4.6 Fiscal 1997 Nonstatutory Stock Option Plan (filed as part of the Company's Proxy Statement for its Fiscal 1997 Annual Meeting and incorporated herein by reference) (a)
4.7 Services Agreement dated September 7, 2005 by and between the Company and Barretto Pacific Corporation(10)
4.8 Stock Grant Agreement dated September 7, 2005 by and between the Company and Barretto Pacific Corporation(10)
4.14 Fiscal 1998 Nonstatutory Stock Option Plan (filed as part of the Company's Proxy Statement for its Fiscal 1998 Annual Meeting and incorporated herein by reference) (a)
4.15 Fiscal 2000 Nonstatutory Stock Option Plan (filed as part of the Company's Proxy Statement for its Fiscal 2000 Annual Meeting and incorporated herein by reference) (a)
4.16 Common Stock Purchase Agreement dated April 28, 2000 by and between the Company and Seaside Partners, L.P.(2)
4.17 Fiscal 2001 Nonstatutory Stock Option Plan (filed as part of the Company's Proxy Statement for its Fiscal 2002 Annual Meeting and incorporated herein by reference) (a)
4.18        Extension Agreement by and between the Company and Steven Grodko
4.19        Registration  Letter Agreement by and between the Company and Steven
            Grodko
10.6        Contract of Sale dated May 19, 1999/Kinderhook, New York facility(2)
10.7        Agreement  of  Lease  dated  May  13,   1999/Kinderhook,   New  York
            facility(2)
10.8        Lease dated August 1, 1999/New Jersey facility(2)
10.9 Amendment dated March 23, 2001 to Lease dated August 1, 1999/New Jersey facility(3)
10.10 Amended Contract of Sale dated May, 2001/Kinderhook, New York facility(3)
10.11 Financial Advisory Agreement dated May 2, 2001 by and between Brean Murray & Co., Inc. and the Company(3)
10.12       Employment contract between the Company and Robert L. Aromando,  Jr.
            (a)(3)
10.13       Employment contract between the Company and Stan Cipkowski (a)(3)
10.14       Employment contract between the Company and Douglas Casterlin (a)(3)
10.15       Employment contract between the Company and Keith E. Palmer (a)(3)
10.16 Warrant Agreement dated November 15, 2001 by and between the Company and Hudson River Bank & Trust Company(5)
10.17       Amendment No.3 dated August 20, 2002/New Jersey facility(6)
10.18       Employment contract between the Company and Gerald A. Moore (a)(6)
10.19 Financial Advisory Agreement dated December 2, 2003 by and between Brean Murray & Co., Inc and the Company(7)
10.19.1 Settlement letter dated June 21, 2004 by and between Bran Murray & Co., Inc and the Company(8)

10.20       Contract of Sale/land-Kinderhook, NY facility(7)
10.21       Employment contract between the Company and Stan Cipkowski(a),(7)
10.22       Employment contract between the Company and Stan Cipkowski(a),(9)
10.23       Employment contract between the Company and Stan Cipkowski
10.24       Employment contract between the Company and Keith E. Palmer
32.1        Section 1350 Certification of the Chief Executive Officer
32.2        Section 1350 Certification of the Chief Financial Officer

a) indicates an employee benefit plan, management contract or compensatory plan or arrangement in which a named executive officer participates.

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

      t 0 6 (6) Filed as the exhibit number listed to the Company's Form 10-KSB filed on March 31, 2003 and incorporated herein by reference.

(7) Filed as the exhibit number listed to the Company's Form 10-KSB filed on May 10, 2004 and incorporated herein by reference.

(8) Filed as the exhibit number listed to the Company's Form 10-QSB filed August 10, 2004 and incorporated herein by reference.

(9) Filed as the exhibit number listed to the Company's Form 10-QSB filed on November 12, 2004 and incorporated herein by reference.

(10) Filed as the exhibit number listed to the Company's Form 10-QSB filed on November 8, 2005 and subsequently amended on Form 10-QSB/A filed on February 24, 2006 and incorporated herein by reference.

      ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information required by this item is contained in our definitive Proxy Statement with respect to the Annual Meeting of Shareholder for the fiscal year ending December 31, 2005, under the caption "Independent Accountants", and is incorporated herein by reference.

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

Date: March 31, 2006

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2006:

/s/ Stan Cipkowski                            Chief Executive Officer & Director
------------------------------------
Stan Cipkowski                                (Principal Executive Officer)

/s/ Edmund Jaskiewicz                         Chairman and President
 Edmund Jaskiewicz

/s/Richard P. Koskey                          Director
------------------------------------
 Richard P. Koskey

/s/ Daniel W. Kollin                          Director
------------------------------------
 Daniel W. Kollin

/s/ Anthony G. Costantino                     Director
---------------------------
Anthony G. Costantino

/s/ Carl A. Florio                            Director
------------------------------------
Carl A. Florio

/s/ Keith E. Palmer                           Chief Financial Officer
------------------------------------
Keith E. Palmer                               (Principal Financial Officer)
                                              Executive Vice President, Finance

INDEX

                                                                            PAGE

   FINANCIAL STATEMENTS

      Report of Independent Registered Public Accounting Firm                F-2

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

      Statements of cash flows                                               F-6

      Notes to financial statements                                          F-7

             Report of Independent Registered Public Accounting Firm



To the Stockholders and Board of Directors of American Bio Medica Corporation

We have audited the accompanying balance sheets of American Bio Medica Corporation as of December 31, 2005 and 2004, and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Bio Medica Corporation as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ UHY LLP



Albany, New York
February 10, 2006

AMERICAN BIO MEDICA CORPORATION


      Balance Sheets

                                                                                  December 31,     December 31,
                                                                                      2005            2004
                                    ASSETS
 Current assets
     Cash and cash equivalents                                                  $    446,000    $    995,000
     Accounts receivable - net of allowance for doubtful accounts of $105,000
      at December 31, 2005 and 2004                                                1,370,000       1,108,000
      Inventory - net of reserve for slow moving and obsolete inventory of
      $250,000 at December 31, 2005 and $100,000 at 2004                           4,444,000       4,338,000
     Prepaid expenses                                                                109,000         121,000
                                                                                ------------    ------------
     Total current assets                                                          6,369,000       6,562,000

  Property, plant and equipment, net                                               1,562,000       1,808,000
  Other assets                                                                         7,000           5,000
                                                                                ------------    ------------

      Total Assets                                                              $  7,938,000    $  8,375,000
                                                                                ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities
     Accounts payable                                                           $  1,380,000    $  1,358,000
      Accrued expenses                                                               130,000         176,000
      Wages payable                                                                  177,000         243,000
      Note payable                                                                     7,000          44,000
     Current portion of long term debt                                                29,000          27,000
      Current portion of unearned grant                                               10,000           6,000
                                                                                ------------    ------------
      Total current liabilities                                                    1,733,000       1,854,000

  Long-term debt                                                                     592,000         629,000
  Unearned grant                                                                      60,000          54,000
                                                                                ------------    ------------
      Total liabilities                                                            2,385,000       2,537,000

Commitments and contingencies

  Stockholders' equity:
      Preferred stock; par value $.01 per share; 5,000,000 shares authorized, none issued and outstanding
     Common stock; par value $.01 per share; 50,000,000 shares
        authorized; 21,359,768 shares issued and outstanding at
        December 31, 2005 and
        21,282,268 shares issued and outstanding at December 31, 2004                214,000         213,000
     Additional paid-in capital                                                   18,853,000      18,763,000
                   Accumulated deficit                                           (13,514,000)    (13,138,000)
                                                                                ------------    ------------

                   Total stockholders' equity                                      5,553,000       5,838,000
                                                                                ------------    ------------

                   Total liabilities and stockholders' equity                   $  7,938,000    $  8,375,000
                                                                                ============    ============

The accompanying notes are an integral part of the financial statements.

AMERICAN BIO MEDICA CORPORATION

      Statements of Operations

                                                       For the Year Ended    For the Year Ended
                                                          December 31,         December 31,
                                                              2005                 2004

   Net sales                                               $ 13,015,000        $ 12,241,000

   Cost of goods sold                                         6,970,000           5,647,000
                                                           ------------        ------------

   Gross profit                                               6,045,000           6,594,000
                                                           ------------        ------------

   Operating expenses:
      Research and development                                  683,000             606,000
      Selling and marketing                                   3,184,000           2,818,000
       General and administrative                             2,518,000           2,584,000
       Employee severance                                                           240,000
                                                           ------------        ------------

   Operating income (loss)                                     (340,000)            346,000
                                                           ------------        ------------

   Other income (expense):
      Other income                                               15,000              14,000
      Interest income                                             5,000               8,000
       Interest expense                                         (55,000)            (53,000)
                                                           ------------        ------------

   Income (loss) before tax                                    (375,000)            315,000

   Income tax                                                     1,000              49,000
                                                           ------------        ------------

   Net income (loss) after tax                            $    (376,000)       $    266,000

                                                           ============        ============

   Basic and diluted income (loss) per common share        $       (.02)       $        .01
                                                           ============        ============

   Weighted average number of shares outstanding - basic     21,310,000          21,187,000
   Dilutive effect of stock options and warrants                122,000             556,000
                                                           ------------        ------------
   Weighted average number of shares
   outstanding -diluted                                      21,432,000          21,743,000
                                                           ============        ============

         The accompanying notes are an integral part of the financial statements

AMERICAN BIO MEDICA CORPORATION

      Statements of Changes in Stockholders' Equity


                                           Common Stock                             Additional
                                          ----------------            Treasury       Paid-in      Accumulated
                                        Shares         Amount           Stock        Capital        Deficit           Total
                                     ------------   ------------   ------------   ------------   ------------    ------------
   Balance-December 31, 2003           20,664,151   $    207,000   $          0   $ 17,959,000   $(13,404,000)   $  4,762,000

   Stock Option / Warrant Exercise        618,117          6,000                       575,000                        581,000
   Warrants issued for financial
     advisory services                                                                 199,000                        199,000
   Non-cash compensation                                                                30,000                         30,000
   Net Income                                                                                         266,000         266,000
                                     ------------   ------------   ------------   ------------   ------------    ------------
   Balance-December 31, 2004           21,282,268   $    213,000   $          0   $ 18,763,000   $(13,138,000)   $  5,838,000
                                     ============   ============   ============   ============   ============    ============

   Stock Option / Warrant Exercise          2,500                                        3,000                          3,000
   Stock issued for investment
     relations advisory services           75,000          1,000                        87,000                         88,000
   Non-cash compensation
   Net (loss)                                                                                        (376,000)       (376,000)
                                     ------------   ------------   ------------   ------------   ------------    ------------
   Balance-December 31, 2005           21,359,768   $    214,000   $          0   $ 18,853,000   $(13,514,000)   $  5,553,000
                                     ============   ============   ============   ============   ============    ============

The accompanying notes are an integral part of the financial statements

AMERICAN BIO MEDICA CORPORATION

      Statements of Cash Flows

                                                                Year Ended       Year Ended
                                                               December 31,     December 31,
                                                                   2005             2004
                                                                -----------    -----------
   Cash flows from operating activities:
    Net Income                                                  $  (376,000)   $   266,000
    Adjustments to reconcile net income:
       Depreciation                                                 378,000        269,000
       Provision for bad debts                                                      51,000
       Provision for slow moving and obsolete inventory             150,000        100,000
       Compensatory stock and stock options                          88,000        229,000
       Unearned grant                                               (15,000)       (15,000)
       Changes in:
         Accounts receivable                                       (262,000)        94,000
         Other assets                                                (1,000)         9,000
         Inventory                                                 (255,000)    (1,389,000)
         Prepaid expenses                                            13,000          8,000
         Accounts payable                                            23,000        621,000
               Accrued expenses                                     (49,000)        23,000
               Wages payable                                        (66,000)      (132,000)
                                                                -----------    -----------
            Net cash provided by (used in) operating activities    (372,000)       134,000
                                                                -----------    -----------
   Cash flows from investing activities:
    Purchase of property, plant and equipment                      (133,000)      (601,000)
     Proceeds from sale of land
                                                                -----------    -----------

            Net cash used in investing activities                  (133,000)      (601,000)
                                                                -----------    -----------
   Cash flows from financing activities:
     Proceeds from stock option exercise                                            53,000
     Proceeds from warrant exercise                                   3,000        528,000
     Proceeds from convertible grant                                 25,000
     Payments on debt financing                                     (71,000)       (61,000)
                                                                -----------    -----------
       Net cash provided by (used in) financing  activities         (43,000)       520,000
                                                                -----------    -----------
       Net increase (decrease) in cash and cash equivalents        (548,000)        53,000
     Cash and cash equivalents - beginning of period                995,000        942,000
                                                                -----------    -----------
     Cash and cash equivalents - end of period                  $   446,000    $   995,000
                                                                ===========    ===========
  Supplemental disclosures of cash flow information:
   Cash paid during theyear for:
      Interest                                                  $    54,000    $    74,000

  Noncash activities:
   Note payable for purchase of equipment
                                                                                    85,000

     The accompanying notes are an integral part of the financial statements

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2005

NOTE A - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

The Company:

      American Bio Medica Corporation ("ABMC" or the "Company") was incorporated in the State of New York on April 10, 1986 and is in the business of manufacturing, developing and marketing biomedical technologies and products.

      For the years ended December 31, 2005 and 2004 the Company had a net loss of $376,000 and net income of $266,000 respectively and had net cash used in operating activities of $372,000 in 2005 and net cash provided by operating activities of $134,000 in 2004. The Company decreased cash balances by $548,000 during the twelve months ended December 31, 2005 and increased cash balances by $53,000 during the twelve months ended December 31, 2004. Though sales increased by 6.3% in 2005 compared to 2004, the cost to manufacture the products also increased. Some of this increase in the cost to manufacture the product was the result of reliance upon outsourcing processes due to increases in demand and diversity of products. The Company anticipates improvements in efficiency to lower the costs to manufacture products as improvements are made in the assembly processes. As of December 31, 2005, the Company had an accumulated deficit of ($13,514,000). Historically, the Company has been largely dependent on its ability to sell additional shares of its common stock to fund its operations.

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

[2]   Accounts Receivable:

      Accounts receivable consists of trade receivables due from customers for the sale of our products. Payment terms vary on a customer by customer basis, and generally range from cash on delivery to net, 90 days. Receivables are considered past due when it has exceeded its payment terms. Accounts receivable have been reduced by an estimated allowance for doubtful accounts. We estimate our allowance for doubtful accounts based on facts, circumstances and judgments regarding each receivable. Customer payment history and patterns, historical losses, economic and political conditions, trends and individual circumstances are among the items considered when evaluating the collectability of the receivables. Accounts are reviewed regularly for collectability and those deemed uncollectable are written off.

[3]   Inventory:

      Inventory is stated at the lower of cost or market. Labor and overhead are determined on an average cost basis and raw materials are determined on a first-in-first-out method. The Company has established an allowance of $250,000 for slow moving and obsolete inventory.

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

[9]   Income per common share:

      Basic income per common share is calculated by dividing net income by the weighted average number of outstanding common shares during the period. For the year ended December 31, 2005 diluted net income per share includes the dilutive effect of 1,317,000 stock options and 400,000 warrants. For the year ended December 31, 2004, diluted net income per share includes the dilutive effect of 334,000 stock options and 222,000 warrants.

         Potential common shares outstanding as of December 31, 2005 and


                               December 31, 2005            December 31, 2004
                               -----------------            -----------------

             Warrants                  2,223,420                   2,245,920
             Options                   4,268,080                   4,149,830

      For the twelve months ended December 31, 2005 the number of securities not included in the diluted EPS, because the effect would have been anti-dilutive, were 4,774,500. For the twelve months ended December 31, 2004 the number of securities not included in the diluted EPS, because the effect would have been anti-dilutive, were 2,016,920. The securities would have been anti-dilutive because the exercise price of the securities was greater than the average market price of the Company's common shares for each of the fiscal years ended December 31, 2005 and 2004.

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

[13]  Accounting for stock-based compensation:

      ABMC has accounted for our stock-based compensation using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, as amended. Pursuant to APB Opinion No. 25, we have not recognized compensation cost for our stock options because the number of shares potentially issuable and the exercise price, which is equal to the fair market value of the underlying stock on the date of grant, are fixed. In accordance with SFAS No. 123 (revised 2004), Share Based Payment, we will begin to recognize compensation expense for stock options on January 1, 2006. The weighted average fair value of options granted during the twelve months ended December 31, 2005 and 2004 was approximately $0.73 and $0.98, respectively.

      The following schedule reflects the pro forma impact on net income and earnings per common share of accounting for our stock option grants using SFAS No. 123, Accounting for Stock-Based Compensation, which would result in the recognition of compensation expense for the fair value of stock option grants:

                                                    Year ended      Year ended
                                                   December 31,    December 31,
                                                     2005             2004
                                                ----------------- --------------

 Net Income/(loss):
       As reported                               $    (376,000)       $ 266,000
       Pro forma                                    (1,331,000)        (729,000)

 Basic and fully diluted
  income/(loss) per share
     As reported                                        $ (.02)         $   .01

      Pro forma                                         $ (.06)         $  (.03)

                                                      Year ended    Year ended
                                                     December 31,   December 31,
                                                         2005          2004
                                                     ------------   ------------

   Net Income, as reported                           $  (376,000)   $   266,000
    Stock-based employee compensation
    expense, determined under fair value
    based method for all awards
                                                     $  (955,000)   $  (995,000)
                                                     ------------   ------------
    Proforma net (loss)                              $(1,331,000)   $  (729,000)

      The fair value of our stock option grants in the table above was estimated utilizing the Black-Scholes option-pricing model. The following weighted average assumptions were used: dividend yield of zero percent; risk-free interest rates, which vary for each grant, ranging from 4.26% to 5.34%; expected life of ten years for all grants; and stock price volatility ranging from 75% to 81%. Black-Scholes is a formula that calculates an estimated value of stock options based on appreciation and interest rate assumptions. Therefore, the fair value calculation of a stock option using Black-Scholes is not necessarily indicative of the actual value of a stock option.

      The Company accelerated the vesting of all outstanding stock options to December 14, 2005. The amount of expense included in the pro-forma income or expense above that would have been recognized in 2006 and through May 2007 is $185,000. In accordance with the new accounting pronouncement, ABMC will begin recognition of compensation expense related to any new stock option grants issued after January 1, 2006.

[14]  Concentration of credit risk:

      The Company sells its drug testing products primarily to United States customers and distributors. Credit is extended based on an evaluation of the customer's financial condition. No customer represents more than 10% of accounts receivable-net at December 31, 2005 or 2004. The Company establishes an allowance for doubtful accounts based on factors surrounding the credit risk of specific customers and other information.

      The Company maintains certain cash balances at a financial institution that is federally insured and at times the balances have exceeded federally insured limits.

[15]  Reporting comprehensive income:

      The Company reports comprehensive income in accordance with the provisions of SFAS No. 130, Reporting Comprehensive Income. The provisions of SFAS No. 130 require the Company to report the change in the Company's equity during the period from transactions and events other than those resulting from investments by, and distributions to, the shareholders. For the years ended December 31, 2005 and 2004 comprehensive income was the same as net income.

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

      In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments" ("EITF 03-1"). EITF 03-1 provides a three-step impairment model for determining whether an investment is other-than-temporarily impaired and requires the Company to recognize such impairments as an impairment loss equal to the difference between the investment's cost and fair value at the reporting date. The guidance was effective for the Company during the first quarter of fiscal 2005. The adoption of EITF 03-1 did not impact the Company's operating results or financial position.

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

      In November 2004, the FASB issued SFAS No. 151 "Inventory Costs -- An Amendment of ARB No. 43, Chapter 4" ("FAS 151"). FAS 151clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, FAS 151 requires that allocation of fixed and production facilities overhead to conversion costs should be based on normal capacity of the production facilities. The provisions in FAS 151 were effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of FAS 151 did not impact the Company's operating results or financial position.

      In November 2004, the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets -- An Amendment of APB Opinion No. 29" ("FAS 153"). The provisions of this statement were effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. This statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance -- that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The adoption of FAS 153 did not impact the Company's operating results or financial position.

      In November 2004, the FASB's Emerging Issues Task Force reached a consensus on Issue No. 03-13, "Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations" ("EITF 03-13"). The guidance should be applied to a component of an enterprise that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. The adoption of EITF 03-13 did not impact the Company's operating results or financial position.

      In December 2004, the FASB issued Staff Position No. FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FAS 109-2"). Staff Position No. FAS 109-2 requires the Company to disclose the total effect on income tax expense (or benefit) for amounts that have been recognized under the repatriation provision. For annual financial statements, any effect should be shown separately in the same place (either on the face of the income statement or in the footnotes) that the amounts of current and deferred taxes are disclosed for the period. The adoption of Staff Position No. FAS 109-2 did not impact the Company's operating results or financial position.

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

      The Company adopted SFAS No. 123(R) on January 1, 2006 using the modified prospective method. Because we previously accounted for share-based payments to our employees using the intrinsic value method, our results of operations have not included the recognition of compensation expense for the issuance of stock option awards. The Company accelerated the vesting of all outstanding stock options to December 14, 2005. The impact of this acceleration is illustrated in Note A-13 to financial statements. The amount of expense included in the pro-forma income or expense in Note A-13 to the financial statements, which would have been recognized in 2006 and through Mary 2007 is $185,000. Had the Company applied the fair-value criteria established by SFAS No. 123(R) to previous stock option grants, the impact to our results of operations would have approximated the impact of applying SFAS No. 123, which was a reduction to net income of approximately $770,000 before acceleration and $955,000 after acceleration in 2005, $995,000 in 2004, and $1,018,000 in 2003. SFAS No. 123(R)
also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce our net operating cash inflows and increase our net financing cash flows in periods after adoption. The impact that this change in reporting will have on future periods cannot be determined at this time because the benefit recognized is dependent upon attributes that vary for each option exercise.

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

NOTE B - INVENTORY

          Inventory is comprised of the following:
                                                      December 31,  December 31,
                                                         2005          2004
                                                    -----------    -----------
   Raw Materials                                    $ 2,043,000    $ 2,189,000
   Work In Process                                    2,049,000      1,967,000
   Finished Goods                                       602,000        282,000
   Reserve for slow moving and obsolete inventory
                                                       (250,000)      (100,000)
                                                    -----------    -----------

                                                    $ 4,444,000    $ 4,338,000
                                                    ===========    ===========

NOTE C - PROPERTY, PLANT AND EQUIPMENT

         In April 2004, the Company executed an $85,000 note payable with one of its manufacturing suppliers for the partial cost of a mold to produce the pieces needed for the Company's OralStat product. The note is a two-year note bearing a fixed interest rate of 5% paid monthly. The mold is included in property, plant and equipment with a value of $115,000.

         Property, plant and equipment, at cost, are as follows:

                                                      December 31,  December 31,
                                                         2005          2004
                                                       ----------   ----------

   Land                                                $  102,000   $  102,000
   Buildings and improvements                           1,081,000    1,043,000
   Manufacturing and warehouse equipment
                                                        1,254,000    1,228,000
   Office equipment                                       350,000      333,000
                                                       ----------   ----------
                                                        2,787,000    2,706,000
   Less accumulated depreciation                        1,225,000      847,000
                                                       ----------   ----------
                                                       $1,562,000   $1,859,000
                                                       ==========   ==========

      Depreciation expense was $378,000 and $269,000 for the year ended December 31, 2005, and the year ended December 31, 2004, respectively.

     NOTE E - LONG TERM DEBT

              Long term debt at December 31, 2005 and December 31, 2004 consisted of the following:

                                                                                                       December 31,     December 31,
                                                                                                           2005             2004
                                                                                                        ---------         ---------
   First Niagara Bank (formerly Hudson River Bank and Trust Co.): Mortgage payable in equal monthly installments of $3,209 including interest at 8.00% through January 1, 2012 with a final lump sum payment of
       $255,000 at maturity,
       collateralized by the building and land                                                          $ 327,000        $ 337,000
   New York Business Development Corporation: Mortgage payable in equal monthly installments of $1,996 including interest at 7.92% through
       January 1, 2012 with a final lump sum payment of $164,000 at maturity, collateralized by the building and land, equipment, and
       furniture and fixtures                                                                             218,000          224,000
   Columbia Economic Development Corporation:
       Mortgage payable in equal monthly installments of $1,159
       including interest at 3.00% collateralized by building and
       land through January 1, 2012                                                                        76,000           88,000
   Modern Mold and Tool:
   Note payable in equal monthly installments of $3,729 including interest at 5.00% uncollateralized through February 1, 2006
                                                                                                            7,000           51,000
                                                                                                        ---------        ---------
                                                                                                          628,000          700,000
                                                                                                        =========        =========
   Less current portion                                                                                   (36,000)         (71,000)
                                                                                                        ---------        ---------
   Non-current portion                                                                                  $ 592,000        $ 629,000
                                                                                                        =========        =========

      At December 31, 2005, the following are the maturities of long-term debt for each of the next five years:

                                      2006                  $      36,000
                                      2007                         31,000
                                      2008                         33,000
                                      2009                         35,000
                                      2010                         37,000
                                      Thereafter                  456,000
                                                         -----------------
                                                            $     628,000
                                                         =================

NOTE F - INCOME TAXES

      A reconciliation of the U.S. Federal statutory income tax rate to the effective income tax rate is as follows:


                                                      December 31,  December 31,
                                                         2005          2004
                                                       ----------   ----------
   Tax (benefit)/expense at federal statutory rate
                                                              34%           34%
   State tax  (benefit)/expense,  net of federal tax
   effect                                                      5             5
   Valuation allowance                                       (39)          (39)
                                                       ----------   ----------
   Effective income tax rate                                   0%            0%
                                                       ==========   ==========

      Significant components of the Company's deferred tax assets are as follows:

                                                      December 31,  December 31,
                                                         2005          2004
                                                       ----------     ----------

   Inventory                                         $    29,000    $    28,000
   Inventory reserve                                      98,000         39,000
   Stock based compensation                               34,000        461,000
   Allowance for doubtful accounts                        41,000         41,000
   Property, plant, and equipment                       (216,000)      (171,000)
   Capital losses                                             --         46,000
   Accrued compensation                                   13,000             --
   Net operating loss carry-forward                    3,558,000      3,489,000
                                                     -----------    -----------
   Total gross deferred tax assets                     3,557,000      3,933,000
   Less valuation allowance                           (3,557,000)    (3,933,000)
                                                     -----------    -----------
   Net deferred tax assets                           $        --    $        --
                                                     ===========    ===========

      The valuation allowance for deferred tax assets as of December 31, 2005 and 2004 was $3,557,000 and $3,933,000, respectively. The net change in the valuation allowance was a decrease of $376,000 for the year ended December 31, 2005.

      At December 31, 2005 the Company has Federal and New York state net operating loss carry forwards for income tax purposes of approximately $9,122,000, which begin to expire in 2009. In assessing the realizability of deferred tax assets, management considers whether or not it is more likely than not that some portion or all deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment.

      The Company's ability to utilize the operating loss carry forwards may be subject to an annual limitation in future periods pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, if future changes in ownership occur.

NOTE G - OTHER INCOME

      Other income for the years ended 2005 and 2004 is comprised of amounts earned from a grant of $100,000 received from the Columbia Economic Development Corporation during 2002, 2003 and 2005. The grant is convertible to a loan based upon a percentage of the grant declining from 90% of the grant amount in 2003 to 0% in 2013. The unearned portion of the grant at December 31, 2005 is $70,000. The grant is convertible to a loan only if the employment levels in the Kinderhook facility drop below 45 employees at any time during the year. The employment levels in the Kinderhook facility were 75 and 74 at December 31, 2005 and 2004 respectively.

NOTE H - STOCKHOLDERS' EQUITY

[1]   Stock option plans:

      The Company adopted the Fiscal 1997 Nonstatutory Stock Option Plan (the "1997 Plan"), the Fiscal 1998 Nonstatutory Plan (the "1998 Plan"), the Fiscal 2000 Nonstatutory Stock Option Plan (the "2000 Plan"), and the 2001 Nonstatutory Stock Option Plan (the "2001 Plan"). The 1997 Plan provides for the granting of options to purchase up to 2,000,000 shares of common stock, the 1998 Plan and the 2000 Plan provide for the granting of options to purchase up to 1,000,000 common shares each and the 2001 Plan provides for granting of options to purchase up to 4,000,000 common shares. These Plans are administered by the Compensation/Option Committee of the Board of Directors, which determines the terms of options granted, including the exercise price, the number of shares subject to the option and the terms and conditions of exercise. Options granted under the 1997 and 1998 Plans have lives of 5 years and vest over periods from 0 to 4 years. Options granted under the 2000 and 2001 Plans have lives of 10 years and vest over periods from 0 to 4 years.

[2]   Stock options:

      During the year ended December 31, 2005, the Company issued a total of 307,000 options to purchase shares of common stock, of which 189,000 were issued to employees and 118,000 were issued to Board members.

      Stock option activity is summarized as follows:

                                                 Year Ended                   Year Ended
                                                December 31,                 December 31,
                                                    2005                         2004
                                      -------------------------------- -----------------------
                                                         Weighted                   Weighted
                                                          Average                    Average
                                                         Exercise                    Exercise
                                              Shares       Price         Shares       Price
                                             --------- ---------       ----------     -----
Options outstanding at                       4,150,000                  4,722,000
beginning of year                                          $1.36                     $1.60
Granted                                        307,000     $0.91        1,022,000    $1.26
Exercised                                            0        NA          (62,000)   $0.85
Cancelled/expired                             (189,000)    $1.74       (1,532,000)   $2.08
                                             --------- ---------       ----------     -----
Options outstanding at end of year
                                             4,268,000     $1.31        4,150,000    $1.36
                                             ========= =========        =========    =====
Options exercisable
at end of year                               4,268,000     $1.31        2,707,000    $1.49
                                             ========= =========        =========    =====

      The following table presents information relating to stock options outstanding as of December 31, 2005:


                                                 Options Outstanding                   Options Exercisable
                                              -----------------------------     ------------------------------
                                              Weighted           Weighted                            Weighted
                                              Average            Average                              Average
Range of Exercise                             Exercise          Remaining                            Exercise
      Price                  Shares            Price          Life in Years            Shares          Price
---------------         ----------------      --------        -------------     -----------------   ---------
  $0.85 - $0.99                1,317,000        $0.89                6.00               1,317,000      $0.89
  $1.00 - $1.49                1,773,000        $1.07                7.56               1,773,000      $1.07
  $1.50 - $1.99                  288,000        $1.65                7.01                 288,000      $1.65
  $2.00 - $3.50                  890,000        $2.31                4.00                 890,000      $2.31
                         ----------------                                       -----------------
      TOTAL                    4,268,000        $1.31                6.30               4,268,000      $1.31
                         ================                                       =================


      As of December 31, 2003, there are no stock options available for issuance under the 1997 or the 1998 Plan. Pursuant to the plans, as of April 30, 2000 no further options could be issued under the 1997 Plan and as of April 30, 2001, no further options could be issued under the 1998 Plan. Therefore under the 1997 and 1998 plans, as options expire or are cancelled, they are returned to the plans without the possibility of being issued again. As of December 31, 2005, under the 1997 Plan, 1,230,625 options have been returned to the plan as a result of expirations or cancellations and will not be re-issued, and under the 1998 Plan, 883,000 options have been returned to the plan as a result of expirations or cancellations and will not be re-issued. The 1997 plan has no options issued and outstanding and therefore there is no potential for additional dilution under this 1997 plan.

[3]   Warrants:

      In connection with our sale of 1,408,450 common shares for $2,000,000 ($1.42 per share) in a private placement to Seaside Partners, L.P. ("Seaside") on April 28, 2000, we issued a 5-year warrant to Seaside to purchase 953,283 common shares of our stock at an exercise price of $1.17 per share. To settle a penalty owed to Seaside because of a late effective registration statement, we adjusted the exercise price of the 953,283 warrant shares from $1.17 to $0.95 in February 2001. In November 2003, the Seaside warrant was transferred and the common shares underlying the exercise of the warrants and respective rights and obligations under the Common Stock Purchase Agreement were assigned to Steven Grodko ("Grodko"). Throughout the fiscal year ending December 31, 2004, Grodko exercised a total of 553,283 warrants, leaving a balance of 400,000 warrants. In October 2005 the Company entered into an Extension Agreement and registration letter agreement with Grodko in which the Company extended the term of the warrant. The Grodko warrant will now expire on October 28, 2006. Grodko did not exercise any additional warrants in 2005.

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

      On August 22, 2001, we issued warrants ("Private Placement Warrants"), exercisable during a 54 month period beginning February 22, 2002, to purchase 1,274,500 common shares of our stock at an exercise price of $1.05 per share in connection with the private placement of 2,549,000 shares of common stock (the 1,274,500 warrants issued in connection with the August 2001 private placement trade on the NASDAQ SmallCap Market and may be hereafter referred to as the "trading warrants"). We also issued, on August 22, 2001, warrants, exercisable during a 54 month period beginning February 22, 2002, to purchase a total of 203,920 common shares of our stock at an exercise price of $1.20 per share, of which warrants to purchase 152,940 common shares were issued to Brean Murray & Co., Inc. ("Brean Murray") as compensation for their services as placement agent and warrants to purchase 12,745 common shares were issued to Axiom Capital Management, Inc., warrants to purchase 5,735 common shares were issued to Jeffrey Goldberg, warrants to purchase 16,250 common shares were issued to Barry Zelin, and warrants to purchase 16,250 common shares were issued to David L. Jordon, each for their services as sub-agents of Brean Murray. In the fiscal year end December 31, 2004, 2,500 trading warrants were exercised and in fiscal year end December 31, 2005 2,500 trading warrants were exercised, leaving a balance of 1,269,500 trading warrants.

      On November 15, 2001, the Company issued a 4 year warrant, immediately exercisable and non-forfeitable, to purchase 20,000 common shares of American Bio Medica Corporation stock at an exercise price of $1.00 per share to Hudson River Bank & Trust Company (now First Niagara Bank) in connection with the Company's purchase of its facility located in Kinderhook, New York. The warrants are valued at $10,000 using the Black Scholes pricing model and the following assumptions, dividend yield of 0.0%, volatility of 90.8%, risk free interest rate of 5.1% and expected life of 5 years. The closing price of American Bio Medica Corporation common shares on November 15, 2001, as listed on the NASDAQ SmallCap Market, was $0.85 per share. This warrant was not exercised either in whole, or in part, and it expired on November 15, 2005.

      On December 2, 2003, we issued a 5 year warrant immediately exercisable and non-forfeitable, to purchase 300,000 common shares at an exercise price of $1.15 to Brean Murray as compensation for its future services as a financial advisor to the Company. In June 2004, we amended the December 2, 2003 Financial Advisory Agreement with Brean Murray and Brean Murray surrendered 150,000 of the 300,000 warrants to purchase common stock. The warrants were valued at $281,000 using the Black Scholes pricing model and the following assumptions, dividend yield of 0.0%, volatility of 80.6%, risk free interest rate 5.2% and expected life of 5 years and $23,000 was recognized as a charge to operations in the year ended December 31, 2003. The total value of these warrants was initially to be charged ratably over twelve months from December 2003 through November 2004, the term of the contract. An additional $70,000 was expensed in the first quarter of 2004. However, in conjunction with the surrender of 150,000 warrants in June 2004, ABMC and Brean Murray agreed that no further services would be provided and all remaining expense associated with the valuation of the warrants, $129,000, was recognized during the quarter ended June 30, 2004. The closing price of American Bio Medica Corporation's common shares on December 2, 2003, as listed on The NASDAQ SmallCap Market, was $1.33 per share.

NOTE I - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

[1]   Operating leases:

      The Company leases office and R&D/production facilities under operating leases expiring through August 2007. At December 31, 2005, the future minimum rental payments under these operating leases are $51,800 per year or $86,000 in the aggregate.

      Rent expense was $53,000 for 2005 and $63,000 for 2004.

[2]   Employment agreements:

      In December 2005, the Company entered into new employment agreements with the Chief Executive Officer and the Chief Financial Officer providing for aggregate annual salaries of $341,000. The agreement with the Chief Executive Officer provides for a $198,000 salary, is for a term of one year and automatically renews unless either side gives advance notice of 60 days. The agreement with the Chief Financial Officer provides for a $143,000 salary is for a term of one year and automatically renews unless either side gives advance notice of 60 days.

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

NOTE J - RELATED PARTY DISCLOSURES

      During the fiscal years ended December 31, 2005 and December 31, 2004, the Company paid an aggregate of $125,000 and $113,000 respectively, to Edmund Jaskiewicz, the Company's President and Chairman of the Board of Directors, in consideration of his services as patent and trademark counsel to the Company, services as a member of its Board of Directors, and reimbursed expenses related to same.

      During the fiscal year ended December 31, 2005, the Company paid an aggregate of $151,000 to one of our vendors for products and services. This amount was related to the vendor's assembly of our products. The spouse of our Chief Scientific Officer owns 50% of this vendor, which is a private company. The amounts paid to the vendor in fiscal year ended December 31, 2004 were not material, as the vendor did not provide us with the assembly services noted above in 2004.

NOTE K - FOURTH QUARTER ADJUSTMENTS

      During the fourth quarter of 2005 the Company completed modifications to its oral fluids product, Oralstat, and introduced the new technology to the market. In response to the acceptance of this newly formatted product all remaining components of Oralstat that remained in inventory were disposed of. The value of this inventory was approximately $145,000.

      Also during the fourth quarter the Company introduced its new cassette based product Rapid TOX. In response to this introduction and to streamline manufacturing by removing redundancies, the Company suspended offering its Rapid TEC-2 and Rapid TEC-3 products. Remaining components in inventory, valued at approximately $45,000 were disposed of during the fourth quarter.

      The Company increased its reserve for slow moving and obsolete inventory established in 2004 from $100,000 to $250,000 at the end of 2005. This increase is consistent with the increased diversity of products currently being offered and sales dynamics, including shifts to lower cost or substitute products from existing products resulting in residual stocks of inventory components for products for which demand has declined.

      All of these adjustments increased cost of goods sold and decreased inventory during the fourth quarter and for the full year ending December 31, 2005.

      Finally, during the fourth quarter the Company issued 75,000 shares of common stock to Barretto Pacific Corporation, an investment relations firm, to provide investor relations services to the Company for one year. The shares were valued at approximately $88,000 and were irrevocable. This expense was included in general and administrative expense in the fourth quarter of 2005.

NOTE L - GEOGRAPHIC INFORMATION

      Information concerning net sales by principal geographic location is as follows:

                                              Year ended            Year ended
                                             December 31,           December 31,
                                                 2005                   2004
                                            ----------------       -------------
          United States                         $ 11,897,000        $ 11,360,000
          North America (not                         602,000             621,000
          domestic)
          Europe                                     396,000             191,000
          Asia/Pacific Rim                            34,000              24,000
          South America                               86,000              45,000
                                            ----------------       -------------
                                                $ 13,015,000        $ 12,241,000
                                             ===============       =============