Form 10QSB
period 2006-03-31
AMERICAN BIO MEDICA CORP
filed 2006-05-15
CIK 896747

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

      For the quarterly period ended March 31, 2006.

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

      For the transition period from ________ to ________

                         Commission File Number: 0-28666

                         AMERICAN BIO MEDICA CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

      New York                                             14-1702188
      --------------------------------------------------------------------
      (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                    Identification No.)

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

      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes |_| No |X|

      State the number of shares outstanding of each of the issuer's classes of


      21,359,768 Common Shares as of May 15, 2006

      Transitional Small Business Disclosure Format: Yes |_| No |X|

                                     PART I
                              FINANCIAL INFORMATION
                  American Bio Medica Corporation
                          Balance Sheets

                                                                          March 31,       December 31,
                                                                            2006              2005
                                                                        (Unaudited)
                                                                        ------------      ------------
                               Assets
Current assets:
      Cash and cash equivalents                                         $    526,000      $    446,000
      Accounts receivable, net of allowance of $105,000 at both
       March 31, 2006 and December 31, 2005                                1,417,000         1,370,000
      Inventory-net of reserve for slow moving and obsolete
       inventory of $250,000 at both March 31, 2006 and December
       31, 2005                                                            3,929,000         4,444,000
      Prepaid and other current assets                                       282,000           109,000
                                                                        ------------      ------------
Total current assets                                                       6,154,000         6,369,000

Property, plant and equipment, net                                         1,466,000         1,562,000
Other assets                                                                 107,000             7,000
                                                                        ------------      ------------
Total assets                                                            $  7,727,000      $  7,938,000
                                                                        ============      ============

                Liabilities and Stockholders' Equity

Current liabilities:
      Accounts payable                                                  $    678,000      $  1,380,000
      Accrued liabilities                                                    158,000           130,000
      Wages payable                                                          184,000           177,000
      Line of credit                                                         359,000
      Current portion of mortgages and notes payable                          23,000            36,000
      Current portion of unearned grant                                       10,000            10,000
                                                                        ------------      ------------
 Total current liabilities                                                 1,412,000         1,733,000

  Long term portion of mortgages and notes payable                           590,000           592,000
  Long term portion of unearned grant                                         60,000            60,000
  Other long term liabilities                                                100,000
                                                                        ------------      ------------
 Total liabilities                                                         2,162,000         2,385,000
                                                                        ------------      ------------
Stockholders' equity:
    Preferred stock; par value $.01 per share; 5,000,000 shares authorized; none issued and outstanding Common stock;
     par value $.01 per share; 50,000,000 shares authorized;
     21,359,768 shares issued and outstanding at March 31, 2006
     and December 31, 2005, respectively                                     214,000           214,000
Additional paid-in capital                                                18,853,000        18,853,000
Accumulated deficit                                                      (13,502,000)      (13,514,000)
                                                                        ------------      ------------
Total stockholders' equity                                                 5,565,000         5,553,000
                                                                        ------------      ------------
Total liabilities and stockholders' equity                              $  7,727,000      $  7,938,000
                                                                        ============      ============


The accompanying notes are an integral part of the financial statements

                         American Bio Medica Corporation
                            Statements of Operations
                                   (Unaudited)

                                                   For The Three Months Ended
                                                             March 31,
                                                  ------------------------------
                                                     2006             2005
                                                  ------------     ------------

Net sales                                         $  3,423,000     $  3,122,000
Cost of goods sold                                   1,781,000        1,479,000
                                                  ------------     ------------
Gross profit                                         1,642,000        1,643,000
                                                  ------------     ------------

Operating expenses:
    Research and development                           154,000          159,000
    Selling and marketing                              784,000          757,000
    General and administrative                         672,000          656,000

                                                  ------------     ------------
                                                     1,610,000        1,572,000
                                                  ------------     ------------
Operating income                                        32,000           71,000
                                                  ------------     ------------

Other income (expense):
   Other income                                                          15,000
   Interest income                                       1,000            1,000
   Interest expense                                    (17,000)         (12,000)
                                                  ------------     ------------
                                                       (16,000)           4,000
                                                  ------------     ------------
Income before provision for income taxes                16,000           75,000
Income taxes                                             5,000            1,000
                                                  ------------     ------------
Net income                                        $     11,000     $     74,000
                                                  ============     ============

Basic income per common share                     $       0.00     $       0.00
                                                  ============     ============
Diluted income per common share                   $       0.00     $       0.00
                                                  ============     ============

 Weighted average shares outstanding -
    basic                                           21,359,768       21,284,768
 Dilutive effect of stock options and warrants         150,372          255,637
                                                  ------------     ------------
 Weighted average shares outstanding -
    diluted                                         21,510,140       21,540,405
                                                  ============     ============


The accompanying notes are an integral part of the financial statements

                         American Bio Medica Corporation
                            Statements of Cash Flows
                                   (Unaudited)

                                                            For The Three Months Ended
                                                                    March 31,
                                                            --------------------------
                                                              2006            2005
                                                            ---------       ---------
Cash flows from operating activities:
 Net income                                                 $  11,000       $  74,000
  Adjustments to reconcile net income to net cash used
   in operating activities:
     Depreciation                                              95,000          89,000
     Changes in:
       Accounts receivable                                    (45,000)       (244,000)
       Inventory                                              522,000         111,000
       Prepaid and other current assets                      (172,000)         31,000
       Accounts payable                                      (700,000)       (611,000)
       Accrued liabilities                                     25,000         (40,000)
       Unearned Grant                                                          (5,000)
       Wages payable                                            6,000         (12,000)
                                                            ---------       ---------
         Net cash used in operating activities               (258,000)       (607,000)
                                                            ---------       ---------

Cash flows from investing activities:
  Purchase of property, plant and equipment                    (6,000)        (59,000)
                                                            ---------       ---------
         Net cash used in investing activities                 (6,000)        (59,000)
                                                            ---------       ---------

Cash flows from financing activities:
  Proceeds from exercise of warrants                                            2,000
  Debt payments                                               (15,000)        (17,000)
  Proceeds from line of credit                                359,000
  Proceeds from grant                                                          25,000
                                                            ---------       ---------
         Net cash provided by financing activities            344,000          10,000
                                                            ---------       ---------

Net increase / (decrease) in cash and cash equivalents         80,000        (656,000)
Cash and cash equivalents - beginning of period               446,000         995,000
                                                            ---------       ---------

Cash and cash equivalents - end of period                   $ 526,000       $ 339,000
                                                            =========       =========

Supplemental disclosures of cash flow information
      Cash paid during period for interest                  $  17,000       $  12,000


The accompanying notes are an integral part of the financial statements

Notes to financial statements (unaudited)

                                 March 31, 2006

Note A - Basis of Reporting

      The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such statements include all adjustments, which are considered necessary for a fair presentation of the financial position of American Bio Medica Corporation (the "Company" or "ABMC") at March 31, 2006, and the results of its operations, and cash flows for the three-month periods ended March 31, 2006 and 2005. The results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the Company's audited financial statements and related disclosures for the year ended December 31, 2005 included in the Company's Form 10-KSB.

      During the year ended December 31, 2005, the Company incurred a net loss of $376,000 from net sales of $13,015,000, and had net cash used in operating activities of $372,000. During the three months ended March 31, 2006, the Company earned a net income of $11,000 from net sales of $3,423,000. The Company had net cash outflows from operating activities of $258,000 for the first three months of 2006 primarily as a result of increases in accounts receivable and prepaid expenses, and reductions in accrued expenses and accounts payable offset by reductions in inventory. The reduction in accounts payable stems from first quarter payments for inventory purchases made in the fourth quarter of 2005. During the first quarter of 2006, the Company continued to take steps to improve its financial prospects including focusing on research and development and sales and marketing. Additionally, the Company replaced three regional sales managers in the northeast, southwest and south-central U.S.

      The Company's continued existence is dependent upon several factors, including its ability to raise revenue levels and reduce costs to generate positive cash flows, and to sell additional shares of the Company's common stock to fund operations, if necessary.

NEW ACCOUNTING STANDARDS

      In November 2004, the FASB issued SFAS No. 151 "Inventory Costs - An Amendment of ARB No. 43, Chapter 4" ("FAS 151"). FAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, FAS 151 requires that allocation of fixed and production facilities overhead to conversion costs should be based on normal capacity of the production facilities. The provisions in FAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of FAS 151 did not have a significant effect on its financial statements.

      In November 2004, the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets -- An Amendment of APB Opinion No. 29" ("FAS 153"). The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. This statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance -- that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The adoption of FAS 153 did not have a significant effect on its financial statements.

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

      ABMC adopted FAS No. 123(R) on January 1, 2006 using the modified prospective method. Because we previously accounted for share-based payments to our employees using the intrinsic value method, our results of operations have not included the recognition of compensation expense for the issuance of stock option awards. The Company accelerated the vesting of all outstanding stock options to December 14, 2005. No new options were granted during the first quarter of 2006.

      FAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement may reduce our net operating cash inflows and increase our net financing cash flows in periods after adoption. The impact that this change in reporting will have on future periods cannot be determined at this time because the benefit recognized is dependent upon attributes that vary for each option exercise.

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

      In February 2006 the FASB issued FAS No. 155 "Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140". This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

This Statement:

      a. Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation

      b. Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133

      c. Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation

      d. Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives

      e. Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company does not believe that the adoption of FAS No. 155 will have a significant effect on its financial statements.

      In March 2006 the FASB issued FAS No. 156 "Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140". This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This
Statement:

      1. Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations:

            a. A transfer of the servicer's financial assets that meets the requirements for sale accounting

            b. A transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities

            c. An acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates.

      2. Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

      3. Permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities:

            a. Amortization method--Amortize servicing assets or servicing liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or servicing liabilities for impairment or increased obligation based on fair value at each reporting date.

            b. Fair value measurement method--Measure servicing assets or servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur.

      4. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

      5. Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This Statement is effective as of the beginning of the Company's first fiscal year that begins after September 15, 2006. The Company does not believe that the adoption of FAS No. 156 will have a significant effect on its financial statements.

Note B - Net Income Per Common Share

      Basic net income or loss per share is calculated by dividing the net income or loss by the weighted average number of outstanding common shares during the period. Diluted net income or loss per share includes the weighted average dilutive effect of stock options and warrants.

      Potential common shares outstanding as of March 31, 2006 and 2005:

                                         March 31,        March 31,
                                           2006             2005
                                         ---------        ---------

                     Warrants            2,223,420        2,243,420
                     Options             4,118,080        4,217,830

      For the three months ended March 31, 2006 the number of securities not included in the diluted EPS, because the effect would have been anti-dilutive, were 4,624,500. For the three months March 31, 2005 the number of securities not included in the diluted EPS, because the effect would have been anti-dilutive, were 3,024,250.

      ABMC adopted FAS 123(R) (see "New Accounting Standards" above) effective January 1, 2006. FAS 123(R) requires compensation expense to be recognized for all share-based payments made to employees based on the fair value of the award at the date of grant, eliminating the intrinsic value alternative allowed by FAS No. 123. The following pro forma information, is presented for 2005, giving effect to fair value of the options on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, volatility of 76% for 2005, risk free interest rates ranging from 4.63% to 4.91% for 2005, and an expected life of 10 years for both 2005. The pro-forma net income represents three months amortization of expense associated with the option grants. There were no share-based payments made to employees during the first quarter of 2006.

                                      Three months ended    Three months ended
                                          March 31,             March 31,
                                           2006                 2005
                                      ----------------------------------------

Net Income/(loss):
      As reported                       $    11,000             $    74,000
      Pro forma                         $    11,000             $  (195,000)
Basic income/(loss) per share
     As reported                        $       .00             $       .00
     Pro forma                          $       .00             $      (.01)
Diluted income/(loss) per share
      As reported                       $       .00             $       .00
      Pro forma                         $       .00             $      (.01)

      During the first quarter of 2005 stockholders' equity changed as a result of the exercise of 2,500 warrants. Common stock changed by $25 and Additional paid in capital changed by $2,600 as a result of this exercise.

Note C - Litigation

      The Company has been named in legal proceedings in connection with matters that arose during the normal course of its business, and that in the Company's opinion are not material. While the ultimate result of any litigation cannot be determined in advance, it is management's opinion based upon consultation with counsel, that it has adequately provided for losses that may be incurred related to these claims. If the Company is unsuccessful in defending any or all of these claims, resulting financial losses could have an adverse effect on the financial position, results of operations and cash flows of the Company.

Note D - Reclassifications

      Certain items have been reclassified to conform to the current presentation.

Note E - Line of Credit

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

      The Company obtained an additional line of credit from FNFG for $75,000 during the first quarter of 2006. The line of credit is to be used exclusively for payments on a sublicense agreement entered into during the first quarter of 2006. The interest rate is .50% above the FNFG prime rate and principal may be repaid at any time and borrowed again as needed. There is no requirement for repayment of all principal annually on this line of credit. The Company intends to repay the funds drawn down on this line within one year to allow borrowing of additional amounts related to future payments due under the sublicense agreement.

Note F -Sublicense Agreement

      On February 28, 2006, the Company entered into a non-exclusive Sublicense Agreement (the "Agreement") related to certain patents to allow the Company to expand its contract manufacturing operations. Under this Agreement, the Company is committed to pay a non-refundable fee of $175,000 over the course of 2 years. The Company would also be required to pay royalties for products the Company manufactures that fall within the scope of these patents. The Company does not currently manufacture any products that fall within the scope of these patents, and therefore, no royalty payments are currently required.

Note G - Integrated Bio Technology Agreement

      On March 29, 2006, the Company entered into a royalty agreement with Integrated Bio Technology Corporation ("IBC"). IBC is the owner of the RSV test and previously purchased the tests from the Company, via a contract manufacturing agreement, for resale to its distributor. At December 31, 2005 IBC had outstanding amounts due to ABMC totaling approximately $119,000. To address this outstanding balance, and to streamline the delivery of product to IBC's distributor, the Company agreed to work directly with IBC's distributor to receive orders, manufacture product and execute all invoicing and collection directly from the distributor. Effective January 1, 2006, the Company will pay a royalty equal to 20% of total sales to IBC. The Company will pay only 25% of royalties earned during the first two years, with the remaining 75% applied to amounts currently owed to ABMC by IBC. If the entire amount receivable from IBC is not earned through royalties during the first two years of the term of the royalty Agreement, all payments to IBC will cease until the full amount owed to the Company is satisfied. During the first quarter of 2006 ABMC manufactured and sold approximately $330,000 of the RSV tests to IBC's distributor. The royalties earned on these sales were approximately $66,000. ABMC reduced the amounts owed from IBC by $50,000, from $119,000 to $69,000 and made payments to IBC totaling approximately $16,000.

Item 2. Management's Discussion and Analysis or Plan of Operation

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006

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

Critical accounting policies

      During the three months ended March 31, 2006, except for the adoption of FAS 123(R), there were no significant changes to the Company's critical accounting policies, which are included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

Results of operations for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005

      Net sales were $3,423,000 for the three months ended March 31, 2006 as compared to $3,122,000 for the three months ended March 31, 2005, an increase of $301,000 or 9.6%. Direct sales accounted for 64.9% or $2,220,000 of sales for the first quarter compared to $2,242,000 or 71.8% a year ago. Inside sales and international sales contributed approximately $633,000 or 18.5% of the net sales for the first three months of 2006, compared to $584,000 or 18.7% of the net sales for the same period in 2005. The increase in sales in the first quarter of 2006 came primarily from contract manufacturing. Specifically, the Company's contract to manufacture a test for the detection of Respiratory Syncytial Virus ("RSV"), a juvenile respiratory disease, generated sales of $330,000 in the first quarter of 2006 as compared to $45,000 for the same period in 2005. RSV is a seasonal product with most sales occurring between October and April. Due to this seasonality, we do not expect additional increases in RSV sales until the fourth quarter of 2006.

      During the three months ended March 31, 2006, the Company continued its extensive program to market and distribute its primary product lines, the Rapid Drug Screen(R) and Rapid One(R), together with its OralStat(R) oral fluid test and its other urine based tests, the RDS(R) InCup(R), Rapid TEC(R), and its newly introduced cassette product Rapid TOX(TM). The Company also continued marketing its Rapid Reader(TM), the first all inclusive drug screen interpretation and data management system cleared by the Food and Drug Administration ("FDA").

      In the first quarter of 2006, the Company filed three 510(k) marketing applications with the FDA. One related to a drug screen for Buprenorphine, one for the Company's Rapid TOX cassette product and one related to a new detection level for the Company's drug screen for cocaine. The Company has not received decisions from the FDA on these applications as of the date of this report.

      The Company continued its contract manufacturing operations for unaffiliated third parties during the first quarter of 2006. Development continued on the production of a point of collection test for HIV, which is currently being evaluated by the FDA. The Company is also evaluating several other requests for contract manufacturing including another HIV test, incorporation of the Company's drugs of abuse tests into another test manufactured by an unrelated third party that is used in hospitals, emergency rooms and clinics and development of variations of the Company's current oral fluid product to meet specific market demands in Europe.

      Cost of goods sold for the three months ended March 31, 2006 was $1,781,000 or 52.0% of net sales as compared to $1,479,000 or 47.4% of net sales for the three months ended March 31, 2005. The increase in cost of goods sold is due to increases in the cost of labor in manufacturing, stemming from the greater diversity and complexity of new products along with increases in the cost of raw materials manufactured from petroleum by-products. Gross profit margin fell 4.6% year over year. Increased price pressure in the marketplace has limited the Company's ability to recover cost increases while maintaining market share. The Company continues to evaluate all aspects of our manufacturing and assembly processes to identify any areas of cost savings to improve gross margins.

      Operating expenses increased $38,000, or 2.4% to $1,610,000 in first three months of 2006 as compared to $1,572,000 in the same period in 2005. Research and development expense was $154,000, a decrease of $5,000 from $159,000 in the first quarter of 2005. This is attributable to savings in salaries and wages and consulting fees offset by increases in compliance costs and depreciation. Selling and marketing expense increased $27,000, or 3.6% to $784,000 for the first quarter of 2006 compared to $757,000 in the same period a year ago. The increase is attributable to salaries and wages and support costs such as travel, as well as postage expense, previously reported as general and administrative expense. As a result of new reporting adopted in 2006, the postage expense is now reported as part of selling and marketing to allow for better management of the expense and more accurate reporting of sales division costs. This reporting was not available in 2005. General and administrative expenses increased by $16,000 or 2.4%, from $656,000 to $672,000 in the first three months of 2006.
This is primarily due to increases in insurance and investor relations offset by the aforementioned reclassification of postage expense to selling and marketing.

Research and development

      Research and development expenses for the three months ended March 31, 2006 were $154,000 or 4.5% of net sales compared to $159,000 or 5.1% of net sales for the three months ended March 31, 2005. Savings in salaries and wages and consulting fees were offset by increases in FDA compliance costs and depreciation stemming from improvements to the R&D facility in New Jersey. Management continues its R&D strategy to: focus on new product development to meet the changing needs of the point of collection drug of abuse testing market; develop components for an HIV test for a third party currently being evaluated by the FDA; and develop new uses of immunoassay lateral flow technology.

Selling and marketing expense

      Selling and marketing expense was $784,000 or 22.9% of net sales in the first three months of 2006. This represents an increase of $27,000, from $757,000 or 24.2% of net sales in the same three months in 2005. This increase is primarily attributable to $66,000 of postage expense. As mentioned above this expense represents postage in excess of amounts received from customers for shipping and handling and was previously reported as general and administrative expense in 2005. During 2006 the Company adopted reporting of this expense in more detail to evaluate its impact on the business and specifically on each of the sales divisions. This reporting was not available in 2005. The postage increase and increases in salaries and wages, (resulting from three additional inside sales representatives), marketing consulting fees and travel expenses, were offset by decreases in spending for commissions, advertising and samples, sales meeting expenses, sales literature, and national trade shows.

General and administrative expense

      General and administrative (G&A) expense was $16,000 higher in the first three months of 2006 than the same period in 2005. Total G&A expense for the three months ended March 31, 2006 was $672,000 or 19.6% of net sales compared to $656,000 or 21.0% of net sales in the first three months of 2005. Lowering general and administrative expense was a reclassification of $66,000 of postage expense for customer orders in excess of amounts received from customers for shipping and handling to selling and marketing expense. In addition the Company reduced spending in taxes, utilities, accounting fees and insurance in the first quarter. Offsetting this reclassification and savings were increases in investor relations expense, patents and licensing fees, supplies, and salaries and wages attributable to additional personnel to address increased regulatory reporting requirements.

LIQUIDITY AND CAPITAL RESOURCES AS OF MARCH 31, 2006

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

      The Company has working capital of $4,742,000 at March 31, 2006 compared to working capital of $4,636,000 at December 31, 2005. The Company has historically satisfied its net working capital requirements, if needed, through cash generated by proceeds from private placements of equity securities with institutional investors. The Company has never paid any dividends on its common shares and anticipates that all future earnings, if any, will be retained for use in the Company's business and it does not anticipate paying any cash dividends.

      Net cash used in operating activities was $258,000 for the three months ended March 31, 2006 compared to net cash used in operating activities of $607,000 for the three months ended March 31, 2005. The net cash used in operating activities for the three months ended March 31, 2006 resulted primarily from; increases in accounts receivable resulting from the increase in sales in the first quarter; increases in prepaid expenses resulting from payments on insurance policies; reductions in accounts payable; offset by net income and decreases in inventory. Reductions in accounts payable pertain to first quarter payments for purchases of inventory in the fourth quarter of 2005. Inventory reductions are the result of sales and focused efforts to control the levels of inventory.

      Net cash used in investing activities was $6,000 for the three months ended March 31, 2006 compared to net cash used in investing activities of $59,000 for the three months ended March 31, 2005. The net cash used in both years was for investment in property plant and equipment. The cash used in 2005 was specifically for costs associated with the completion of the Company's HIV room and equipment purchases in the Company's New Jersey facility and additional equipment purchases for new hires.

      Net cash provided by financing activities was $344,000 for the three months ended March 31, 2006 consisting of proceeds from the Company's lines of credit. Net cash provided in the first three months of 2005 were from the exercise of warrants and proceeds of $25,000 from a Columbia County Economic Development Grant offset by payments on mortgage and notes payable.

      The Company has available two lines of credit with First Niagara Financial Group, Inc. ("FNFG"). The first line has a maximum available line of $350,000, not to exceed 70% of accounts receivable less than 60 days for general operating use. The interest rate is .25% above the FNFG prime rate and the Company is required to pay the principal down to $0 for a 30 consecutive day period in each 12-month period during which the line is available. The amount outstanding on this line of credit was $284,000 at March 31, 2006 and $0 at March 31, 2005. The second line of credit was obtained during the first quarter of 2006 for the limited purpose of paying amounts associated with a sublicense agreement executed during the first quarter. This line is for a maximum of $75,000 with an interest rate of .50% above the FNFG prime rate and the Company is not required to pay the principal down to $0 during each twelve month period. The amount outstanding on this line of credit at March 31, 2006 was $75,000.

      At March 31, 2006, the Company had cash and cash equivalents of $526,000.

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

ITEM 3. CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, American Bio Medica Corporation carried out an evaluation, under the supervision and with the participation of the Chief Financial Officer and the Chief Executive Officer, to evaluate the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")). Based on that evaluation, the Chief Financial Officer and the Chief Executive Officer have concluded that American Bio Medica Corporation's disclosure controls and procedures as of the date of this report are effective for recording, processing, summarizing, and reporting information that is required to be disclosed in their reports under the Exchange Act, as amended, within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

Dated: May 15, 2006