Form 10QSB
period 2006-06-30
AMERICAN BIO MEDICA CORP
filed 2006-08-10
CIK 896747

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2006.


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

      21,459,768 Common Shares as of August 10, 2006


      Transitional Small Business Disclosure Format: Yes |_| No |X|

                                     PART I
                              FINANCIAL INFORMATION

                         American Bio Medica Corporation
                                 Balance Sheets
                                                                     June 30,     December 31,
                                                                      2006            2005
                                                                   (Unaudited)
                                                                  ------------    ------------
                               Assets
Current assets:
      Cash and cash equivalents                                   $    591,000    $    446,000
      Accounts receivable, net of allowance of $105,000 at both
       June 30, 2006 and December 31, 2005                           1,811,000       1,370,000
      Inventory-net of reserve for slow moving and
        obsolete inventory of $250,000 at both June 30,
        2006 and December 31, 2005                                   3,706,000       4,444,000
      Prepaid and other current assets                                 238,000         109,000
                                                                  ------------    ------------

Total current assets                                                 6,346,000       6,369,000

Property, plant and equipment, net                                   1,376,000       1,562,000
Other assets                                                           107,000           7,000
                                                                  ------------    ------------

Total assets                                                      $  7,829,000    $  7,938,000
                                                                  ============    ============

                Liabilities and Stockholders' Equity

Current liabilities:
      Accounts payable                                            $    776,000    $  1,380,000
      Accrued liabilities                                              113,000         130,000
      Wages payable                                                    180,000         177,000
      Line of credit                                                   230,000
      Current portion of mortgages and notes payable                    23,000          36,000
      Current portion of unearned grant                                 10,000          10,000
                                                                  ------------    ------------

 Total current liabilities                                           1,332,000       1,733,000

  Long term portion of mortgages and notes payable                     582,000         592,000
  Long term portion of unearned grant                                   60,000          60,000
  Other long term liabilities                                          104,000
                                                                  ------------    ------------

 Total liabilities                                                   2,078,000       2,385,000
                                                                  ------------    ------------

Stockholders' equity:
    Preferred stock; par value $.01 per share; 5,000,000
     shares authorized; none issued and outstanding
    Common stock; par value $.01 per share;
     50,000,000 shares authorized; 21,459,768 and
     21,359,768 shares issued and outstanding at
     June 30, 2006 and December 31, 2005, respectively
                                                                       215,000         214,000
Additional paid-in capital                                          18,859,000      18,853,000
Accumulated deficit                                                (13,323,000)    (13,514,000)
                                                                  ------------    ------------

Total stockholders' equity                                           5,751,000       5,553,000
                                                                  ------------    ------------

Total liabilities and stockholders' equity                        $  7,829,000    $  7,938,000
                                                                  ============    ============

The accompanying notes are an integral part of the financial statements

                         American Bio Medica Corporation
                            Statements of Operations
                                   (Unaudited)

                                                   For The Six Months Ended
                                                          June 30,
                                                 ----------------------------
                                                     2006           2005
                                                 ------------    ------------

Net sales                                        $  7,093,000    $  6,736,000
Cost of goods sold                                  3,677,000       3,338,000
                                                 ------------    ------------
Gross profit                                        3,416,000       3,398,000
                                                 ------------    ------------

Operating expenses:
    Research and development                          311,000         332,000
    Selling and marketing                           1,630,000       1,681,000
    General and administrative                      1,327,000       1,146,000
                                                 ------------    ------------
                                                    3,268,000       3,159,000
                                                 ------------    ------------
Operating income                                      148,000         239,000
                                                 ------------    ------------

Other income (expense):
   Other income                                                        14,000
   Interest income                                      2,000           2,000
   Interest expense                                   (36,000)        (27,000)
                                                 ------------    ------------
                                                      (34,000)        (11,000)
                                                 ------------    ------------
Income before provision for income taxes              114,000         228,000
Income taxes                                            6,000           6,000
                                                 ------------    ------------
Net income                                       $    108,000    $    222,000
                                                 ============    ============

Basic income per common share                    $       0.01    $       0.01
                                                 ============    ============

Diluted income per common share                  $       0.00    $       0.01
                                                 ============    ============

 Weighted average shares outstanding                       --
    basic                                          21,338,635      21,284,768
 Dilutive effect of stock options and warrants        138,935          71,550
                                                 ------------    ------------
 Weighted average shares outstanding -
    diluted                                        21,477,570      21,356,318
                                                 ============    ============

The accompanying notes are an integral part of the financial statements

                         American Bio Medica Corporation
                            Statements of Operations
                                   (Unaudited)

                                                  For The Three Months Ended
                                                           June 30,
                                                 ----------------------------
                                                     2006            2005
                                                 ------------    ------------

Net sales                                        $  3,670,000    $  3,614,000
Cost of goods sold                                  1,897,000       1,858,000
                                                 ------------    ------------
Gross profit                                        1,773,000       1,756,000
                                                 ------------    ------------

Operating expenses:
    Research and development                          156,000         174,000
    Selling and marketing                             847,000         924,000
    General and administrative                        654,000         490,000
                                                 ------------    ------------
                                                    1,657,000       1,588,000
                                                 ------------    ------------
Operating income                                      116,000         168,000
                                                 ------------    ------------

Other income (expense):
   Interest income                                      1,000           1,000
   Interest expense                                   (20,000)        (16,000)
                                                 ------------    ------------
                                                      (19,000)        (15,000)
                                                 ------------    ------------
Income before provision for income taxes               97,000         153,000
Income taxes                                                           (5,000)
                                                 ------------    ------------
Net income                                       $     97,000    $    148,000
                                                 ============    ============

Basic income per common share                    $       0.00    $       0.01
                                                 ============    ============

Diluted income per common share                  $       0.00    $       0.01
                                                 ============    ============

 Weighted average shares outstanding                       --
    basic                                          21,317,735      21,284,768
 Dilutive effect of stock options and warrants        145,233           7,397
                                                 ------------    ------------
 Weighted average shares outstanding -
    diluted                                        21,462,968      21,292,165
                                                 ============    ============

The accompanying notes are an integral part of the financial statements

                         American Bio Medica Corporation
                            Statements of Cash Flows
                                   (Unaudited)

                                                          For The Six Months Ended
                                                                 June 30,
                                                           ----------------------
                                                              2006        2005
                                                           ---------    ---------
Cash flows from operating activities:
 Net income                                                $ 108,000    $ 222,000
  Adjustments to reconcile net income to net
     cash used in operating activities:
     Depreciation                                            188,000      185,000
     Provision for doubtful accounts                          24,000       12,000
     Non cash compensation expense                             5,000
     Changes in:
       Accounts receivable                                  (464,000)    (498,000)
       Inventory                                             744,000      363,000
       Prepaid and other current assets                     (130,000)     (32,000)
       Accounts payable                                     (602,000)    (717,000)
       Accrued liabilities                                   (14,000)      13,000
       Unearned Grant                                                      (5,000)
       Wages payable                                           2,000       (8,000)
                                                           ---------    ---------
         Net cash used in operating activities              (139,000)    (465,000)
                                                           ---------    ---------

Cash flows from investing activities:
  Purchase of property, plant and equipment                  (12,000)     (99,000)
                                                           ---------    ---------
         Net cash used in investing activities               (12,000)     (99,000)
                                                           ---------    ---------

Cash flows from financing activities:
  Proceeds from exercise of warrants                                        3,000
  Proceeds from exercise of options                           85,000
  Debt payments                                              (19,000)     (38,000)
  Proceeds from line of credit                               230,000      176,000
  Line of credit payments
  Proceeds from grant                                                      25,000
                                                           ---------    ---------
         Net cash provided by financing activities           296,000      166,000
                                                           ---------    ---------

Net increase / (decrease) in cash and cash equivalents       145,000     (398,000)
Cash and cash equivalents - beginning of period              446,000      995,000
                                                           ---------    ---------

Cash and cash equivalents - end of period                  $ 591,000    $ 597,000
                                                           =========    =========

Supplemental disclosures of cash flow information
      Cash paid during period for interest                 $  36,000    $  27,000
      Issuance of note payable for purchase of equipment                $  85,000

The accompanying notes are an integral part of the financial statements

Notes to financial statements (unaudited)

                                  June 30, 2006

Note A - Basis of Reporting

      The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such statements include all adjustments, which are considered necessary for a fair presentation of the financial position of American Bio Medica Corporation (the "Company" or "ABMC") at June 30, 2006, and the results of its operations, and cash flows for the six-month and three-month periods ended June 30, 2006 and 2005. The results of operations for the six-month and three-month periods ended June 30, 2006 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the Company's audited financial statements and related disclosures for the year ended December 31, 2005 included in the Company's Form 10-KSB.

      During the year ended December 31, 2005, the Company incurred a net loss of $376,000 from net sales of $13,015,000, and had net cash used in operating activities of $372,000. During the six months ended June 30, 2006, the Company earned a net income of $108,000 from net sales of $7,093,000. The Company had net cash outflows from operating activities of $139,000 for the first six months of 2006 primarily as a result of increases in accounts receivable and prepaid expenses, and reductions in accrued expenses and accounts payable offset by reductions in inventory. The reduction in accounts payable stems from payments for inventory purchases made in the first quarter of 2006. During the first half of 2006, the Company continued to take steps to improve its financial prospects including focusing on research and development and selling and marketing.

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

      ABMC adopted FAS No. 123(R) on January 1, 2006 using the modified prospective method. Because we previously accounted for share-based payments to our employees using the intrinsic value method, our results of operations have not included the recognition of compensation expense for the issuance of stock option awards. The Company accelerated the vesting of all outstanding stock options to December 14, 2005. Options granted to two employees during the second quarter of 2006 were accounted for in accordance with FAS No. 123(R).

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

      This Statement is effective as of the beginning of the Company's first fiscal year that begins after September 15, 2006. The Company does not have any financial assets requiring servicing accordance with FAS No. 156 and does not believe that the adoption of FAS No. 156 will have a significant effect on its financial statements.

Note B - Net Income Per Common Share

      Basic net income or loss per share is calculated by dividing the net income or loss by the weighted average number of outstanding common shares during the period. Diluted net income or loss per share includes the weighted average dilutive effect of stock options and warrants.

      Potential common shares outstanding as of June 30, 2006 and 2005 are as follows:

                  June 30,    June 30,
                   2006        2005
                 ---------   ---------
      Warrants   2,023,420   2,243,420
      Options    3,993,080   4,166,080

      For the three months and six months ended June 30, 2006 the number of securities not included in the diluted EPS, because the effect would have been anti-dilutive, were 4,474,500 each. For the three months and six months ended June 30, 2005 the number of securities not included in the diluted EPS, because the effect would have been anti-dilutive, were 5,783,000 and 5,284,500 respectively.

      ABMC adopted FAS 123(R) (see "New Accounting Standards" above) effective January 1, 2006. FAS 123(R) requires compensation expense to be recognized for all share-based payments made to employees based on the fair value of the award at the date of grant, eliminating the intrinsic value alternative allowed by FAS No. 123. The following pro forma information, presented for 2005, gives effect to fair value of the options on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, volatility of 75% to 77%, risk free interest rates ranging from 4.26% to 4.91%, and an expected life of 10 years. The pro-forma net income represents six months amortization of expense associated with the option grants.

                                       Six months ended    Six months ended
                                           June 30,            June 30,
                                             2006                2005
                                        -------------      --------------

      Net Income/(loss):
            As reported                 $     108,000      $     222,000
            Pro forma                   $     108,000      $    (283,000)
      Basic income/(loss) per share
           As reported                  $         .01      $         .01
           Pro forma                    $         .01      $        (.01)
      Diluted income/(loss) per share
            As reported                 $         .00      $         .01
            Pro forma                   $         .00      $        (.01)

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

Note G - Integrated Bio Technology Agreement

      On March 29, 2006, the Company entered into a royalty agreement with Integrated Bio Technology Corporation ("IBC"). IBC is the owner of the RSV test and previously purchased the tests from the Company, via a contract manufacturing agreement, for resale to its distributor. At December 31, 2005 IBC had outstanding amounts due to ABMC totaling approximately $119,000. To address this outstanding balance, and to streamline the delivery of product to IBC's distributor, the Company agreed to work directly with IBC's distributor to receive orders, manufacture product and execute all invoicing and collection directly from the distributor. Effective January 1, 2006, the Company will pay a royalty equal to 20% of total sales to IBC. The Company will pay only 25% of royalties earned during the first two years, with the remaining 75% applied to amounts currently owed to ABMC by IBC. If the entire amount receivable from IBC is not earned through royalties during the first two years of the term of the royalty Agreement, all payments to IBC will cease until the full amount owed to the Company is satisfied. During the first six months of 2006 ABMC manufactured and sold approximately $413,000 of the RSV tests to IBC's distributor. The royalties earned on these sales were approximately $83,000. During the six months ended June 30, 2006 ABMC reduced the amounts owed from IBC by $62,000, from $119,000 to $57,000 and made payments to IBC totaling approximately $21,000.

Note H - Stock Option Grants

      In June 2006, the Company's Board of Directors granted a stock option to purchase 72,000 shares of the Company's common stock to the Company's Chief Financial Officer, and an option to purchase 3,000 shares of the Company's common stock to an employee in the Company's R&D division. Both option grants have exercise prices of $1.05 (the closing price of the Company's common shares on the date of grant) and vest 100% on the one-year anniversary of the date of the grant. In accordance with FAS 123(R) (see "New Accounting Standards"), the Company will recognize $63,347 in non-cash compensation expense related to these grants over the next twelve months. Included in the three months and six months ended June 30, 2006 is $5,279 of this non-cash compensation expense.

Item 2. Management's Discussion and Analysis or Plan of Operation

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

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

Critical accounting policies

      During the six months ended June 30, 2006, except for the adoption of FAS 123(R), there were no significant changes to the Company's critical accounting policies, which are included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

Results of operations for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005

      Net sales were $7,093,000 for the six months ended June 30, 2006 as compared to $6,736,000 for the six months ended June 30, 2005, an increase of $357,000 or 5.3%. Increases in sales of Rapid Drug Screen(R) (RDS(R)) InCup(R), Oralstat(R) oral fluid test, Rapid TOX(TM) (the cassette product introduced by the Company in late 2005), and contract manufacturing were offset by a decrease in RDS sales during the first six months of 2006 compared to the same period a year ago. The Company anticipates continued growth in sales of the Rapid TOX product as it gains market acceptance and continued growth in its contract manufacturing operations as the Company is currently working with several new entities on contract manufacturing projects.

      During the six months ended June 30, 2006, the Company continued its extensive program to market and distribute their urine and oral fluid based point of collection tests for drug of abuse. The Company also continued marketing its Rapid Reader(TM), the first all inclusive drug screen interpretation and data management system cleared by the Food and Drug Administration ("FDA").

      In the first half of 2006, the Company filed three 510(k) marketing applications with the FDA. One related to a drug screen for Buprenorphine, one for the Company's Rapid TOX cassette product and one related to a new detection level for the Company's drug screen for cocaine. In May 2006, the Company received 510(k) clearance from the FDA for its Rapid TOX product and in June 2006, the Company received 510(k) clearance from the FDA for the new detection level for the Company's drug screen for cocaine. As of the date of this report, the Company is still awaiting a response from the FDA concerning clearance of the Company's drug screen for Buprenorphine.

      The Company continued its contract manufacturing operations for unaffiliated third parties during the first half of 2006. Development continued on the production of a point of collection test for HIV for one of the Company's contract manufacturing customers, which is currently being evaluated by the FDA. The Company is also evaluating several other requests for contract manufacturing including incorporation of the Company's drugs of abuse tests into another test manufactured by an unrelated third party that is used in hospitals, emergency rooms and clinics, and development of variations of the Company's current oral fluid product to meet specific market demands in Europe.

      Cost of goods sold for the six months ended June 30, 2006 was $3,677,000 or 51.8% of net sales as compared to $3,338,000 or 49.6% of net sales for the six months ended June 30, 2005. The increase in cost of goods sold is due to increases in the cost of labor in manufacturing, stemming from the greater diversity and complexity of new products. While the cost of labor and overhead rose in 2006 compared to a year ago, cost of materials has remained relatively consistent and the Company continued its efforts to control the costs to produce its products. Increased price pressure in the marketplace has limited the Company's ability to recover cost increases while maintaining market share. The Company continues to evaluate all aspects of its manufacturing and assembly processes to identify any areas of cost savings to improve gross margins.

      Operating expenses increased 3.5% to $3,268,000 in the first six months of 2006, compared to $3,159,000 in the same period in 2005. An increase of $181,000 in general and administrative expense was offset by decreases of $21,000 and $51,000 in research and development and selling and marketing expense respectively. Driving the increase in general and administrative expense were investor relations expense and royalty expense as well as increases in general and administrative salaries and wages. Operating expenses decreased from 46.9% of net sales in the first six months of 2005 to 46.1% for the same period in 2006.

Research and development

      Research and development expenses for the six months ended June 30, 2006 were $311,000, or 4.4%, of net sales compared to $332,000, or 4.9%, of net sales for the six months ended June 30, 2005. The decrease in expense is primarily due to decreases in research and development salaries and wages and supplies resulting from the departure of an R&D manager in late 2005, as well as decreases in spending on supplies, offset by an increase in FDA compliance costs. Management continues its overall strategy to: focus on new product development to meet the changing needs of the point of collection drug of abuse testing market; develop test components for an HIV test currently under development for a third party and being evaluated by the FDA; and develop new uses of immunoassay lateral flow technology.

Selling and marketing expense

      Selling and marketing expense was $1,630,000, or 23.0%, of net sales in the first six months of 2006. This represents a decrease of $51,000, from $1,681,000 or 25.0% of net sales in the same six months in 2005. This decrease is primarily attributable to reductions in commissions expense stemming from a restructuring of the commission plan in 2006, savings in travel and travel related expenses and decreases in expenses for trade shows, offset by increases in consulting fees, outside service fees and postage. The increase in postage expense represents postage in excess of amounts received from customers for shipping and handling and was previously reported as general and administrative expense in 2005. During 2006, the Company implemented new internal reporting of this expense in more detail enabling them to attribute these shipping and handling excesses to the appropriate sales division rather than charging them to general and administrative expense. This reclassification allows the Company to evaluate the impact of these charges on the business and more specifically on each of the sales divisions. This reporting was not available in 2005. The Company's sales strategy continues to be a focus on direct sales as well as an inside direct sales group of seven.

General and administrative expense

      General and administrative (G&A) expense was $181,000 higher in the first six months of 2006 than the same period in 2005. Total G&A expense for the six months ended June 30, 2006 was $1,327,000, or 18.7%, of net sales compared to $1,146,000, or 17.0%, of net sales in the first six months of 2005. Expenses totaling $179,000 for investor relations and royalty expense were primarily responsible for the increase. The investor relations expense relates to a contract signed in 2005 with an investor relations firm. The contract with this firm is for one year and it expires in September 2006. Royalty expense relates to the agreement entered into with IBC (see note G) and the sublicense agreement entered into during the first quarter of this year (see note F). Also affecting G&A expense in the first six months of 2006 were increases in salaries and wages and outside service fees in the Company's quality assurance department. Offsetting these increases were savings in insurance costs resulting from changes in insurance carriers during the fourth quarter of 2005 and first quarter of 2006. In addition, a reclassification of postage expense as a selling and marketing expense, described above, resulted in a decrease in warehouse costs. In addition the Company reduced spending in taxes, utilities, accounting fees and insurance in the first half of 2006.

Results of operations for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005

      Net sales were $3,670,000 for the three months ended June 30, 2006 as compared to $3,614,000 for the three months ended June 30, 2005, representing an increase of $56,000, or 1.6%. Direct sales accounted for 70.6%, or $2,592,000, of sales for the second quarter compared to $2,678,000, or 74.1%, a year ago. Telemarketing, international and other sales contributed $1,078,000, or 29.4%, of the net sales for the second quarter of 2006, compared to $936,000, or 25.9%, of the net sales for the same period in 2005. Also contributing to the increase in sales were contract manufacturing sales of $112,000 during the second quarter of 2006, compared to $74,000 during the same period in 2005.

      During the three months ended June 30, 2006, the Company continued its extensive program to market and distribute their urine and oral fluid based point of collection tests for drug of abuse. The Company also continued marketing its Rapid Reader(TM), the first all inclusive drug screen interpretation and data management system cleared by the Food and Drug Administration ("FDA").

      In May 2006, the Company received 510(k) clearance from the FDA for its Rapid TOX product and in June 2006, the Company received 510(k) clearance from the FDA for the new detection level for the Company's drug screen for cocaine. Both of these applications were filed in the first quarter of 2006 along with an application filed for the Company's drug screen for Buprenorphine. As of the date of this report, the Company is still awaiting a response from the FDA concerning clearance of the Company's drug screen for Buprenorphine.

      The Company continued its contract manufacturing operations for unaffiliated third parties during the second quarter of 2006. Development continued on the production of a point of collection test for HIV for one of the Company's contract manufacturing customers, which is currently being evaluated by the FDA. The Company is also evaluating several other requests for contract manufacturing including incorporation of the Company's drugs of abuse tests into another test manufactured by an unrelated third party that is used in hospitals, emergency rooms and clinics, and development of variations of the Company's current oral fluid product to meet specific market demands in Europe.

      Cost of goods sold for the three months ended June 30, 2006 was $1,897,000, or 51.7%, of net sales as compared to $1,858,000, or 51.4%, of net sales for the three months ended June 30, 2005. The increase in cost of goods sold is due to increases in the cost of labor in manufacturing, stemming from the greater diversity and complexity of new products, and the disposal of some obsolete Oralstat inventory components during the second quarter. While the cost of labor and overhead rose in 2006 compared to a year ago, materials have remained relatively consistent and the Company continued its efforts to control the costs to produce its products. Increased price pressure in the marketplace has limited the Company's ability to recover cost increases while maintaining market share. The Company continues to evaluate all aspects of its manufacturing and assembly processes to identify any areas of cost savings to improve gross margins.

      Operating expenses increased $69,000, or 4.3%, to $1,657,000 in the second quarter of 2006, compared to $1,588,000 in the same period in 2005. This is attributable to increases in G&A expense of $164,000, offset by savings in R&D expenses of $18,000 and selling and marketing expenditures of $77,000.

Research and development

      Research and development ("R&D") expenses for the three months ended June 30, 2006 were $156,000, or 4.3%, of net sales compared to $174,000, or 4.8%, of net sales for the three months ended June 30, 2005. The decrease in expense is primarily due to a decrease in research and development salaries and wage expense resulting from the departure of an R&D manager in late 2005, as well as decreases in spending on supplies. The primary focus of the R&D group in the second quarter of 2006 was refining modifications to the Company's products, including OralStat, and preparing these modifications for production and sale. Management continues its overall strategy to: focus on new product development to meet the changing needs of the point of collection drug of abuse testing market; develop test components for an HIV test currently under development for a third party and being evaluated by the FDA; and develop new uses of immunoassay lateral flow technology.

Selling and marketing expense

      Selling and marketing expense was $847,000, or 23.1%, of net sales in the second quarter of 2006, a decrease of $77,000, from $924,000, or 25.6%, of net sales in the same three months in 2005. This decrease is primarily attributable to the reductions in commissions expense resulting from a restructuring of the commission plan in 2006, as well as decreases in travel and travel related spending and systems costs. These decreases were offset by increases in postage expense resulting from a change to internal reporting that the Company implemented in 2006. The new reporting of this expense is done in more detail enabling them to attribute these shipping and handling excesses to the appropriate sales division rather than charging them to general and administrative expense. This reclassification allows the Company to evaluate the impact of these charges on the business and more specifically on each of the sales divisions. The primary focus of spending in selling and marketing is to increase coverage through direct sales in the marketplace coordinated with telemarketing efforts through an in-house sales group.

General and administrative expense

      General and administrative expense increased by $164,000 in the second quarter of 2006 compared to the same period in 2005. Total G&A expense in the second quarter of 2006 was $654,000, or 17.8%, of net sales compared to $490,000, or 13.6%, of net sales in the three months ended June 30, 2005. Primarily responsible for the increase in G&A expense in the second quarter is investor relations expense related to contracting with an investor relations firm during 2005, and royalty and sublicense fees related to agreements executed in the first quarter of 2006 (see notes F and G). Increases in bad debts resulting from two account write offs totaling $12,000, directors fees and expenses, outside service fees, accounting fees and general and administrative salaries and wages were offset by savings insurance and a reclassification of postage expenses, described above.

LIQUIDITY AND CAPITAL RESOURCES AS OF JUNE 30, 2006

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

      Management believes that research and development, selling and marketing and general and administrative costs may increase as the Company continues its investment in long term growth and creates the necessary infrastructure to: achieve its worldwide drug test marketing and sales goals, continue its penetration of the direct sales market, support research and development projects and leverage new product initiatives. However, management has implemented programs to control the rate of increase of these costs to be consistent with the expected sales growth rate of the Company.

      The Company has working capital of $5,014,000 at June 30, 2006 compared to working capital of $4,636,000 at December 31, 2005. The Company has historically satisfied its net working capital requirements, if needed, through cash generated by proceeds from private placements of equity securities with institutional investors. The Company has never paid any dividends on its common shares and anticipates that all future earnings, if any, will be retained for use in the Company's business and it does not anticipate paying any cash dividends.

      Net cash used in operating activities was $139,000 for the six months ended June 30, 2006 compared to net cash used in operating activities of $465,000 for the six months ended June 30, 2005. Operating cash flow improved for the six months ended June 30, 2006 primarily because of increases in accounts receivable and prepaid expense, offset by reductions in inventory, accounts payable and accrued expenses. Reductions in accounts payable pertain to purchases of inventory materials in the first quarter of 2006, paid for in the second quarter of 2006.

      Net cash used in investing activities was $12,000 for the six months ended June 30, 2006 compared to net cash used in investing activities of $99,000 for the six months ended June 30, 2005. The net cash used in both years was for investment in property plant and equipment. The cash used in 2005 was specifically for costs associated with the completion of the Company's HIV room and equipment purchases in the Company's New Jersey facility and additional equipment purchases for new hires. Cash used in 2006 was for equipment purchases.

      Net cash provided by financing activities was $296,000 for the six months ended June 30, 2006 consisting of proceeds from the Company's lines of credit and $85,000 from the exercise of 100,000 options by an employee. Net cash provided in the first six months of 2005 was $166,000 resulting from the exercise of warrants, proceeds from the Company's line of credit and proceeds of $25,000 from a Columbia County Economic Development Grant offset by payments on mortgage and notes payable.

      The Company has available two lines of credit with First Niagara Financial Group, Inc. ("FNFG"). The first line has a maximum available line of $350,000, not to exceed 70% of accounts receivable less than 60 days for general operating use. The interest rate is .25% above the FNFG prime rate and the Company is required to pay the principal down to $0 for a 30 consecutive day period in each 12-month period during which the line is available. The amount outstanding on this line of credit was $174,000 at June 30, 2006 and $176,000 at June 30, 2005. The second line of credit was obtained during the first quarter of 2006 for the limited purpose of paying amounts associated with a sublicense agreement executed during the first quarter. This line is for a maximum of $75,000 with an interest rate of .50% above the FNFG prime rate and the Company is not required to pay the principal down to $0 during each twelve-month period. The amount outstanding on this line of credit at June 30, 2006 was $56,000.

      At June 30, 2006, the Company had cash and cash equivalents of $591,000.

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

      None.

Item 3. Defaults upon Senior Securities

      None.

Item 4. Submission of Matters to a Vote of Security-Holders

      The following matters were voted upon at the Company's Annual Meeting of Shareholders (the "Meeting") held at the Holiday Inn, in East Greenbush, New York on June 13, 2006.


                       PROPOSAL 1 - ELECTION OF DIRECTORS


Total shares in attendance: 19,800,354            Outstanding shares: 21,359,768


         Proposal No. 1 - Election of Directors   Votes Cast: 19,800,354

         Director            For            Pct.    Withheld    Pct.
         ----------          ---            ----    --------    ----
         Anthony Costantino  19,578,976     98.9    221,808     1.1
         Carl Florio         19,647,279     99.2    153,505     0.8
         Edmund Jaskiewicz   19,638,076     99.2    162,708     0.8
         Daniel W. Kollin    17,855,037     90.2  1,945,747     9.8
         Stan Cipkowski      19,614,476     99.1    186,308     0.9
         Richard Koskey      19,674,286     99.4    126,498     0.6


      All six nominees for election to the Board of Directors were elected for staggered terms commencing with the ensuing year and until the years noted below or until their successors shall be elected and duly qualified.

      o Anthony G. Costantino, Ph.D. (2007)       o Carl Florio (2007)
      o Edmund M. Jaskiewicz (2008)               o Daniel W. Kollin (2008)
      o Stan Cipkowski (2009)                     o Richard P. Koskey (2009)

      Proposal No. 2 - Classification of Board terms    Votes Cast: 7,128,163

      For:                       6,564,986     92.1%
      Against:                     404,682      5.7%
      Abstain:                     158,495      2.2%
      Broker Non-Votes:         12,672,621


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


Dated: August 10, 2006