Form 10QSB
period 2006-09-30
AMERICAN BIO MEDICA CORP
filed 2006-11-13
CIK 896747

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB

 [x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2006.


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

     21,459,768 Common Shares as of November 13, 2006



     Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                     PART I
                              FINANCIAL INFORMATION
                         American Bio Medica Corporation
                                 Balance Sheets

                                                              September 30,   December 31,
                                                                  2006           2005
                                                              (Unaudited)
                                                              ------------    ------------
                               Assets
Current assets:
      Cash and cash equivalents                               $    906,000    $    446,000
      Accounts receivable, net of allowance of $105,000
       at both September 30, 2006 and December 31, 2005          1,425,000       1,370,000
      Inventory-net of reserve for slow moving and
        obsolete inventory of $250,000 at both September
        30,  2006 and December 31, 2005                          3,977,000       4,444,000
      Prepaid and other current assets                             248,000         109,000
                                                              ------------    ------------

Total current assets                                             6,556,000       6,369,000

Property, plant and equipment, net                               1,606,000       1,562,000
Other assets                                                        57,000           7,000
                                                              ------------    ------------

Total assets                                                  $  8,219,000    $  7,938,000
                                                              ============    ============

                Liabilities and Stockholders' Equity

Current liabilities:
      Accounts payable                                        $  1,059,000    $  1,380,000
      Accrued liabilities                                          297,000         130,000
      Wages payable                                                213,000         177,000
      Line of credit                                               103,000
      Current portion of mortgages and notes payable                23,000          36,000
      Current portion of unearned grant                             10,000          10,000
      Current portion of sublicense                                 50,000
      Other liabilities                                             29,000
                                                              ------------    ------------

 Total current liabilities                                       1,784,000       1,733,000

  Long term portion of mortgages and notes payable                 575,000         592,000
  Long term portion of unearned grant                               60,000          60,000
  Other long term liabilities                                       50,000
                                                              ------------    ------------

 Total liabilities                                               2,469,000       2,385,000
                                                              ------------    ------------

Stockholders' equity:
    Preferred stock; par value $.01 per share; 5,000,000
     shares authorized; none issued and outstanding
    Common stock; par value $.01 per share;
     50,000,000 shares authorized; 21,459,768 and
     21,359,768 shares issued and outstanding at
     September 30, 2006 and December 31, 2005, respectively        215,000         214,000
Additional paid-in capital                                      18,958,000      18,853,000
Accumulated deficit                                            (13,423,000)    (13,514,000)
                                                              ------------    ------------

Total stockholders' equity                                       5,750,000       5,553,000
                                                              ------------    ------------

Total liabilities and stockholders' equity                    $  8,219,000    $  7,938,000
                                                              ============    ============


The accompanying notes are an integral part of the financial statements

                         American Bio Medica Corporation
                            Statements of Operations
                                   (Unaudited)


                                                   For The Nine Months Ended
                                                         September 30,
                                                 ----------------------------
                                                     2006            2005
                                                 ------------    ------------

Net sales                                        $ 10,657,000    $ 10,315,000
Cost of goods sold                                  5,567,000       5,244,000
                                                 ------------    ------------
Gross profit                                        5,090,000       5,071,000
                                                 ------------    ------------

Operating expenses:
    Research and development                          456,000         520,000
    Selling and marketing                           2,273,000       2,540,000
    General and administrative                      2,217,000       1,788,000
                                                 ------------    ------------
                                                    4,946,000       4,848,000
                                                 ------------    ------------
Operating income                                      144,000         223,000
                                                 ------------    ------------

Other income (expense):
   Other income                                                         5,000
   Interest income                                      3,000           3,000
   Interest expense                                   (50,000)        (42,000)
                                                 ------------    ------------
                                                      (47,000)        (34,000)
                                                 ------------    ------------
Income before provision for income taxes               97,000         189,000
Income taxes                                            5,000           6,000
                                                 ------------    ------------
Net income                                       $     92,000    $    183,000
                                                 ============    ============

Basic and diluted income per common share        $       0.00    $       0.01
                                                 ============    ============

 Weighted average shares outstanding                     --
    basic                                          21,483,150      21,293,010
 Dilutive effect of stock options and warrants        104,565          64,514
                                                 ------------    ------------
 Weighted average shares outstanding -
    diluted                                        21,587,715      21,357,524
                                                 ============    ============

The accompanying notes are an integral part of the financial statements

                         American Bio Medica Corporation
                            Statements of Operations
                                   (Unaudited)


                                                  For The Three Months Ended
                                                        September 30,
                                                 ----------------------------
                                                     2006           2005
                                                 ------------    ------------

Net sales                                        $  3,564,000    $  3,570,000
Cost of goods sold                                  1,890,000       1,906,000
                                                 ------------    ------------
Gross profit                                        1,674,000       1,664,000
                                                 ------------    ------------

Operating expenses:
    Research and development                          145,000         188,000
    Selling and marketing                             811,000         859,000
    General and administrative                        722,000         642,000
                                                 ------------    ------------
                                                    1,678,000       1,689,000
                                                 ------------    ------------
Operating loss                                         (4,000)        (25,000)
                                                 ------------    ------------

Other income (expense):
   Interest income                                      2,000           1,000
   Interest expense                                   (14,000)        (15,000)
                                                 ------------    ------------
                                                      (12,000)        (14,000)
                                                 ------------    ------------
Loss before provision for income taxes                (16,000)        (39,000)
Income taxes
                                                 ------------    ------------
Net loss                                         $    (16,000)   $    (39,000)
                                                 ============    ============

Basic and diluted income per common share        $       0.00    $       0.00
                                                 ============    ============

 Weighted average shares outstanding                     --
    basic                                          21,459,768      21,309,225
 Dilutive effect of stock options and warrants         70,246          35,413
                                                 ------------    ------------
 Weighted average shares outstanding -
    diluted                                        21,530,014      21,344,638
                                                 ============    ============


The accompanying notes are an integral part of the financial statements

                         American Bio Medica Corporation
                            Statements of Cash Flows
                                   (Unaudited)

                                                              For The Nine Months Ended
                                                                   September 30,
                                                               ----------------------
                                                                 2006         2005
                                                               ---------    ---------
Cash flows from operating activities:
 Net income                                                    $  92,000    $ 183,000
  Adjustments to reconcile net income to cash:
     Depreciation                                                279,000      281,000
     Provision for doubtful accounts
     Non cash compensation expense                                21,000
     Changes in:
       Accounts receivable                                       (54,000)    (494,000)
       Inventory                                                 473,000      232,000
       Prepaid and other current assets                          (90,000)     (20,000)
       Accounts payable                                         (324,000)    (413,000)
       Accrued liabilities                                       170,000       43,000
       Other liabilities                                          29,000
       Unearned Grant                                                          (5,000)
       Wages payable                                              36,000       50,000
                                                               ---------    ---------
         Net cash (used in)/provided by operating activities     632,000     (143,000)
                                                               ---------    ---------

Cash flows from investing activities:
  Purchase of property, plant and equipment                     (334,000)    (125,000)
                                                               ---------    ---------
         Net cash used in investing activities                  (334,000)    (125,000)
                                                               ---------    ---------

Cash flows from financing activities:
  Proceeds from exercise of warrants                                           3,000
  Proceeds from exercise of options                               85,000
  Debt payments                                                  (26,000)     (57,000)
  Proceeds from line of credit                                   103,000       78,000
  Proceeds from grant                                                          25,000
                                                               ---------    ---------
         Net cash provided by financing activities               162,000       49,000
                                                               ---------    ---------

Net increase / (decrease) in cash and cash equivalents           460,000     (219,000)
Cash and cash equivalents - beginning of period                  446,000      995,000
                                                               ---------    ---------

Cash and cash equivalents - end of period                      $ 906,000    $ 776,000
                                                               =========    =========

Supplemental disclosures of cash flow information
      Cash paid during period for interest                     $  50,000    $  40,000
      Issuance of note payable for purchase of equipment                    $  85,000

The accompanying notes are an integral part of the financial statements

Notes to financial statements (unaudited)

                               September 30, 2006

Note A - Basis of Reporting

         The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such statements include all adjustments, which are considered necessary for a fair presentation of the financial position of American Bio Medica Corporation (the "Company" or "ABMC") at September 30, 2006, and the results of its operations, and cash flows for the nine-month and three-month periods ended September 30, 2006 and 2005. The results of operations for the nine-month and three-month periods ended September 30, 2006 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the Company's audited financial statements and related disclosures for the year ended December 31, 2005 included in the Company's Form 10-KSB.

         During the year ended December 31, 2005, the Company incurred a net loss of $376,000 from net sales of $13,015,000, and had net cash used in operating activities of $372,000. During the nine months ended September 30, 2006, the Company earned a net income of $92,000 from net sales of $10,657,000. The Company had net cash provided by operating activities of $632,000 for the first nine months of 2006 primarily as a result of net income and reductions in inventory. During the first nine months of 2006, the Company continued to take steps to improve its financial prospects including focusing on research and development and selling and marketing.

         The Company's continued existence is dependent upon several factors, including its ability to raise revenue levels and reduce costs to generate positive cash flows, and to sell additional shares of the Company's common stock to fund operations, if necessary.


NEW ACCOUNTING STANDARDS

         In December 2004, the FASB issued FAS No. 123 (revised 2004), "Share-Based Payment", ("FAS No. 123(R)"), which amends FAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". FAS No. 123(R) requires compensation expense to be recognized for all share-based payments made to employees based on the fair value of the award at the date of grant, eliminating the intrinsic value alternative allowed by FAS No. 123. Generally, the approach to determining fair value under the original pronouncement has not changed. However, there are revisions to the accounting guidelines established, such as accounting for forfeitures, which will change our accounting for stock-based awards in the future.

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

         In September 2006 the FASB issued FAS No. 157 "Fair Value Measurements". FAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. The Company does not have any fair value requirements from other pronouncements and does not believe that the adoption of FAS No. 157 will have a significant effect on its financial statements.


Note B - Net Income Per Common Share

         Basic net income or loss per share is calculated by dividing the net income or loss by the weighted average number of outstanding common shares during the period. Diluted net income or loss per share includes the weighted average dilutive effect of stock options and warrants.

         Potential common shares outstanding as of September 30, 2006 and 2005:

                                       September 30,        September 30,
                                            2006               2005
                                            ----               ----

                       Warrants           550,000             2,243,420
                       Options          3,993,080             4,278,080

         For the three months and nine months ended September 30, 2006 the number of securities not included in the diluted EPS, because the effect would have been anti-dilutive, were 3,481,080 and 3,401,080 respectively. For the three months and nine months ended September 30, 2005 the number of securities not included in the diluted EPS, because the effect would have been anti-dilutive, were 5,783,000 and 4,884,500 respectively.

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


                                           Nine months ended   Nine months ended
                                             September 30,       September 30,
                                                 2006                 2005
                                           -------------------------------------

         Net Income/(loss):
               As reported                     $   92,000       $   183,000
               Pro forma                       $   92,000       $  (478,000)
         Basic income/(loss) per share
              As reported                      $      .00       $       .01
              Pro forma                        $      .00       $      (.02)
         Diluted income/(loss) per share
               As reported                     $      .00       $       .01
               Pro forma                       $      .00       $      (.02)

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

Note E - Line of Credit

         On October 5, 2006, the Company was notified that the maximum amount available under its line of credit with First Niagara Financial Group, Inc. ("FNFG") was increased from $350,000 to $875,000. The maximum available line of $875,000 is not to exceed 70% of accounts receivable less than 60 days. The purpose of the line of credit is to provide working capital. The interest rate is .25% above the FNFG prime rate. The Company is required to maintain net worth (stockholder's equity) greater than $5 million and working capital greater than $4 million. Further the Company is required to maintain a minimum Debt Service Coverage ratio of not less than 1.2:1.0 measured at each fiscal year end beginning December 31, 2006. Debt Service Coverage Ratio is defined as Net Operating Income divided by Annual principal and interest payments on all loans relating to subject property. There is no requirement for repayment of all principal annually on this line of credit. The amount outstanding on this line of credit at September 30, 2006 was $72,000.

         The Company obtained an additional line of credit from FNFG for $75,000 during the first quarter of 2006. The line of credit is to be used exclusively for payments on a sublicense agreement entered into during the first quarter of 2006. The interest rate is .50% above the FNFG prime rate and principal may be repaid at any time and borrowed again as needed. There is no requirement for repayment of all principal annually on this line of credit. The Company intends to repay the funds drawn down on this line within one year to allow borrowing of additional amounts related to future payments due under the Sublicense Agreement. The amount outstanding on this line of credit at September 30, 2006 was $31,000.

Note F -Sublicense Agreement

         On February 28, 2006, the Company entered into a non-exclusive Sublicense Agreement (the "Agreement") related to certain patents to allow the Company to expand its contract manufacturing operations. Under this Agreement, the Company is committed to pay a non-refundable fee of $175,000 over the course of 2 years, of which $75,000 was paid in the first quarter of 2006. The next payment of $50,000 is scheduled for the first quarter of 2007. The Company would also be required to pay royalties for products the Company manufactures that fall within the scope of these patents. The Company has not manufactured any products that fall within the scope of these patents, and therefore, no royalty payments are currently required.

Note G - Integrated Bio Technology Agreement

         On March 29, 2006, the Company entered into a royalty agreement with Integrated Bio Technology Corporation ("IBC"). IBC is the owner of the RSV test and previously purchased the tests from the Company, via a contract manufacturing agreement, for resale to IBC's distributor. As of December 31, 2005, IBC had outstanding amounts due to ABMC totaling approximately $119,000. To address this outstanding balance, and to streamline the delivery of product to IBC's distributor, the Company agreed to work directly with IBC's distributor to receive orders, manufacture product and execute all invoicing and collection directly from the distributor. Effective January 1, 2006, the Company will pay a royalty equal to 20% of total sales to IBC. The Company will pay only 25% of royalties earned during the first two years, with the remaining 75% applied to amounts currently owed to ABMC by IBC. If the entire amount receivable from IBC is not earned through royalties during the first two years of the term of the royalty Agreement, all payments to IBC will cease until the full amount owed to the Company is satisfied. During the first nine months of 2006 ABMC manufactured and sold approximately $444,000 of the RSV tests to IBC's distributor. The royalties earned on these sales were approximately $89,000. During the nine months ended September 30, 2006 ABMC reduced the amounts owed from IBC by $67,000, from $119,000 to $52,000 and made payments to IBC totaling approximately $22,000.

Note H - Stock Option Grants

         In June 2006, the Company's Board of Directors granted a stock option to purchase 72,000 shares of the Company's common stock to the Company's Chief Financial Officer, and an option to purchase 3,000 shares of the Company's common stock to an employee in the Company's R&D division. Both option grants have exercise prices of $1.05 (the closing price of the Company's common shares on the date of grant) and vest 100% on the one-year anniversary of the date of the grant. In accordance with FAS 123(R) (see "New Accounting Standards"), the Company will recognize $63,347 in non-cash compensation expense related to these grants over the next twelve months. Included in the three months and nine months ended September 30, 2006 is $16,000 and $21,000 of this non-cash compensation expense respectively.

Item 2. Management's Discussion and Analysis or Plan of Operation

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

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

Critical accounting policies

         During the nine months ended September 30, 2006, except for the adoption of FAS 123(R), there were no significant changes to the Company's critical accounting policies, which are included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

         The results of operations for the three months and nine months ended September 30, 2005 are the results reported in the Company's Quarterly Report on Form 10QSB-A filed February 24, 2006 with the U.S. Securities and Exchange Commission.

Results of operations for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005

         Net sales were $10,657,000 for the nine months ended September 30, 2006 as compared to $10,315,000 for the nine months ended September 30, 2005, an increase of $342,000 or 3.3%. Increases in sales of the Company's Rapid Drug Screen(R) InCup(R), Oralstat(R) oral fluid test, and Rapid TOX(TM) (the cassette product introduced by the Company in late 2005) sales, and increases in contract manufacturing were offset by a decrease in non-InCup(R) Rapid Drug Screen (RDS) sales during the first nine months of 2006, compared to the same period a year ago. The company believes that some of the RDS attrition is a result of customers ordering the InCup (and/or the Rapid TOX rather than the RDS. The Company anticipates continued growth in sales of the Rapid TOX product as it gains market acceptance and penetrates new markets. The Company also anticipates continued growth in its Oralstat oral fluid test and contract manufacturing operations.

         During the nine months ended September 30, 2006, the Company continued its extensive program to market and distribute urine and oral fluid based point of collection tests for drug of abuse. The Company also continued marketing its Rapid Reader(TM), the first all inclusive drug screen interpretation and data management system cleared by the Food and Drug Administration ("FDA"). Sales of the Rapid Reader total $35,450 through nine months ended September 30, 2006. There were no sales of the Rapid Reader in the nine months ended September 30, 2005.

         In the first nine months of 2006, the Company filed three 510(k) marketing applications with the FDA. One related to a drug screen for Buprenorphine, one for the Company's Rapid TOX cassette product and one related to a new detection level for the Company's drug screen for cocaine. In May 2006, the Company received 510(k) clearance from the FDA for its Rapid TOX product and in September 2006, the Company received 510(k) clearance from the FDA for the new detection level for the Company's drug screen for cocaine. In August 2006, the Company received 510(k) clearance from the FDA for its drug screen for Buprenorphine.

         The Company continued its contract manufacturing operations for unaffiliated third parties during the first nine months of 2006. The Company is evaluating several other requests for contract manufacturing including incorporation of the Company's drugs of abuse tests into another test manufactured by an unrelated third party that is used in hospitals, emergency rooms and clinics, and development of variations of the Company's current oral fluid product to meet specific market demands in Europe. Contract manufacturing sales for the nine months ended September 30, 2006totaled $554,000, compared to $167,000 for the same period in 2005.

         During the third quarter of 2006, one of the Company's contract manufacturing customers notified the Company that the customer had entered into a royalty agreement with a developer and a distributor, to share in the profits of sales of an already FDA cleared HIV test. The Company had been developing and manufacturing an HIV test for this customer. As of the date of this report, the Company does not know whether it will continue to be the contract manufacturer of this HIV test. Year to date 2006 sales of this HIV test represent less than 1% of total sales and 6.7% of contract manufacturing sales. The Company is currently evaluating the viability of continuing development and seeking FDA clearance autonomously while seeking distribution channels through other contract manufacturing customers or other sources that may become available.

         Cost of goods sold for the nine months ended September 30, 2006 was $5,567,000 or 52.2% of net sales as compared to $5,244,000 or 50.8% of net sales for the nine months ended September 30, 2005. The increase in cost of goods sold is due to increases in the cost of labor in manufacturing, stemming from the greater diversity and complexity of new products. While the cost of labor and overhead rose in 2006 compared to a year ago, the cost of materials has remained relatively consistent as the Company continues its efforts to control the costs to produce its products. Increased price pressure in the marketplace has limited the Company's ability to recover manufacturing cost increases while maintaining market share. The Company continues to evaluate all aspects of its manufacturing and assembly processes to identify any areas of cost savings to improve gross margins.

         Operating expenses increased 2.0% to $4,946,000 in the first nine months of 2006, compared to $4,848,000 in the same period in 2005. An increase of $429,000 in general and administrative expense was offset by decreases of $64,000 and $267,000 in research and development and selling and marketing expense respectively. The increase in general and administrative expense was primarily related to increases in investor relations expense and royalty expense as well as increases in salaries and wages. Operating expenses decreased from 47.0% of net sales in the first nine months of 2005 to 46.4% for the same period in 2006.

Research and development

         Research and development ("R&D") expenses for the nine months ended September 30, 2006 were $456,000, or 4.3%, of net sales compared to $520,000, or 5.1%, of net sales for the nine months ended September 30, 2005. The decrease in expense is primarily due to decreases in salaries and wages and supplies, offset by an increase in FDA compliance, depreciation and maintenance costs. Management continues its overall strategy to: focus on new product development to meet the changing needs of the point of collection drug of abuse testing market; increase its contract manufacturing operations; and develop new uses of immunoassay lateral flow technology.

Selling and marketing expense

         Selling and marketing expense was $2,273,000, or 21.3%, of net sales in the first nine months of 2006. This represents a decrease of $267,000, from $2,540,000 or 24.6% of net sales in the same nine months in 2005. This decrease is primarily attributable to reductions in commissions expense stemming from a restructuring of the commission plan in 2006, savings in travel and travel related expenses and decreases in expenses relating trade shows and samples. These savings were offset by increases in consulting fees, outside service fees and postage. The increase in postage expense represents postage in excess of amounts received from customers for shipping and handling and was previously reported as general and administrative expense in 2005. During 2006 the Company implemented new internal reporting of this expense in more detail to evaluate its impact on the business and specifically on each of the sales divisions. This reporting was not available in 2005. The Company's sales strategy continues to focus on increasing direct sales through its sales force.

General and administrative expense

         General and administrative (G&A) expense was $429,000 higher in the first nine months of 2006 than the same period in 2005. Total G&A expense for the nine months ended September 30, 2006 was $2,217,000, or 20.8%, of net sales compared to $1,788,000, or 17.3%, of net sales in the first nine months of 2005. Expenses totaling $316,000 for investor relations and royalty expense were primarily responsible for the increase. The investor relations expense relates to a contract signed in 2005 with an investor relations firm. The contract with this firm was for one year and it expired in September 2006. The Company has extended this contract on a month to month basis with no change to the monthly fee. Royalty expense relates to the agreement entered into with IBC (see note G) and the sublicense agreement entered into during the first quarter of this year (see note F). Also affecting G&A expense in the first nine months of 2006 were increases in salaries and wages, license and patent fees, accounting fees and outside service fees in the Company's quality assurance department. Offsetting these increases were savings in insurance costs resulting from changes in insurance carriers during the fourth quarter of 2005 and first quarter of 2006, state and local taxes, and warehouse costs resulting from a reclassification of postage expense for customer orders in excess of amounts received from customers for shipping and handling to selling and marketing expense.

Results of operations for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005

         Net sales were $3,564,000 for the three months ended September 30, 2006 as compared to $3,570,000 for the three months ended September 30, 2005, representing a decrease of $6,000, or 0.2%. Direct sales accounted for 71.7%, or $2,557,000, of sales for the third quarter compared to $2,700,000, or 75.6%, a year ago. Telemarketing, international and other sales contributed $942,000, or 26.4%, of the net sales for the third quarter of 2006, compared to $821,000, or 23.0%, of the net sales for the same period in 2005. Also contributing to sales in the third quarter of 2006 was contract manufacturing sales of $66,000, or 1.9%, and $48,000, or 1.3%, during the same period in 2005.

         During the three months ended September 30, 2006, the Company continued its extensive program to market and distribute their urine and oral fluid based point of collection tests for drug of abuse. The Company also continued marketing its Rapid Reader, the first all inclusive drug screen interpretation and data management system cleared by the FDA.

         The Company continued its contract manufacturing operations for unaffiliated third parties during the third quarter of 2006. Development continued on the production of a point of collection test for HIV, which is currently being evaluated by the FDA. This development continued until late in the third quarter of 2006. During the third quarter of 2006, one of the Company's contract manufacturing customers notified the Company that the customer had entered into a royalty agreement with a developer and a distributor, to share in the profits of sales of an already FDA cleared HIV test. The Company had been developing and manufacturing an HIV test for this customer. As of the date of this report, the Company does not know whether it will continue to be the contract manufacturer of this HIV test. Year to date 2006 sales of this HIV test represent less than 1% of total sales and 6.7% of contract manufacturing sales. The Company is currently evaluating the viability of continuing development and seeking FDA clearance autonomously while seeking distribution channels through other contract manufacturing customers or other sources that may become available. The Company is also evaluating several other requests for contract manufacturing including incorporation of the Company's drugs of abuse tests into another test manufactured by an unrelated third party that is used in hospitals, emergency rooms and clinics, and development of variations of the Company's current oral fluid product to meet specific market demands in Europe.

        Cost of goods sold for the three months ended September 30, 2006 was $1,890,000, or 53.0%, of net sales as compared to $1,906,000, or 53.4%, of net sales for the three months ended September 30, 2005. Cost of goods sold includes some increases in the cost of labor in manufacturing, stemming from the greater diversity and complexity of new products, and the disposal of some obsolete inventory components during the third quarter in both years While there have been slight increases in the cost of labor and overhead, materials have remained relatively consistent and the Company continues its efforts to control the costs to produce its products. Increased price pressure in the marketplace has limited the Company's ability to recover manufacturing cost increases while maintaining market share. The Company continues to evaluate all aspects of its manufacturing and assembly processes to identify any areas of cost savings to improve gross margins.

         Operating expenses decreased $11,000, or 0.7%, to $1,678,000 in the third quarter of 2006, compared to $1,689,000 in the same period in 2005. This is attributable to increases in G&A expense of $80,000, offset by savings in selling and marketing expenses of $48,000 and R&D expenses of $43,000.

Research and development

         R&D expenses for the three months ended September 30, 2006 were $145,000, or 4.1%, of net sales compared to $188,000, or 5.3%, of net sales for the three months ended September 30, 2005. The decrease in expense is primarily due to a decrease in salaries and wage expense resulting from the departure of an R&D manager in late 2005, as well as decreases in spending on supplies, consulting, and travel offset by an increase in depreciation. The primary focus of the R&D group in the third quarter of 2006 was refining modifications to the Company's products, including OralStat, and preparing these modifications for production and sale. Management continues its overall strategy to: focus on new product development to meet the changing needs of the point of collection drug of abuse testing market; respond to requests from other contract manufacturing inquiries; and develop new uses of immunoassay lateral flow technology.

Selling and marketing expense

        Selling and marketing expense was $811,000, or 22.8%, of net sales in the third quarter of 2006, a decrease of $48,000, from $859,000, or 24.1%, of net sales in the same three months in 2005. This decrease is primarily attributable to the reductions in commissions expense resulting from a restructuring of the commission plan in 2006, as well as decreases in salaries and travel and travel related spending. These decreases were offset by increases in systems costs as well as increases in postage expense resulting from a change to internal reporting that the Company implemented in 2006. The new reporting of this expense is done in more detail to evaluate its impact on the business; specifically on each of the Company's sales divisions. This reporting was not available in 2005. The primary focus of spending in selling and marketing is to increase coverage through direct sales in the marketplace coordinated with telemarketing efforts through an in-house sales group.

General and administrative expense

         General and administrative expense increased by $80,000 in the third quarter of 2006 compared to the same period in 2005. Total G&A expense in the third quarter of 2006 was $722,000, or 20.3%, of net sales compared to $642,000, or 18.0%, of net sales in the three months ended September 30, 2005. Primarily responsible for the increase in G&A expense in the third quarter of 2006 is an increase in investor relations expense related to the Company's contract with an investor relations firm, which began in September 2005.and non-cash compensation relating to options issued to two employees during the second quarter (See Note H-Stock Option Grants) of 2006. Increases in royalty and sublicense fees related to agreements executed in the first quarter of 2006 (see notes F and G), patents and license fees, accounting fees and salaries and wages were offset by savings in director fees and expenses, outside service fees, postage and insurance.

LIQUIDITY AND CAPITAL RESOURCES AS OF SEPTEMBER 30, 2006

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

         The Company has working capital of $4,812,000 at September 30, 2006 compared to working capital of $4,636,000 at December 31, 2005. The Company has historically satisfied its net working capital requirements, if needed, through cash generated by proceeds from private placements of equity securities with institutional investors. The Company has never paid any dividends on its common shares and anticipates that all future earnings, if any, will be retained for use in the Company's business and it does not anticipate paying any cash dividends.

         Net cash provided by operating activities was $632,000 for the nine months ended September 30, 2006 compared to net cash used in operating activities of $143,000 for the nine months ended September 30, 2005. The net cash provided by operating activities for the nine months ended September 30, 2006 resulted primarily from net income and decreases in inventory, offset by reductions in accounts payable and prepaid expenses.

         Net cash used in investing activities was $334,000 for the nine months ended September 30, 2006 compared to net cash used in investing activities of $125,000 for the nine months ended September 30, 2005. The net cash used in both years was for investment in property plant and equipment. Included in cash used in 2006 is $270,000 representing 50% of the cost of automation equipment purchased for use in the Company's New Jersey manufacturing facility. Delivery of the new equipment is expected during the fourth quarter of 2006 at which time the remaining 50% of the purchase price will become due and payable. This investment is for machinery that will be used to assemble the Rapid TOX cassette product and in preparation for significant growth in demand forecasted for 2007. The cash used in 2005 was specifically for costs associated with the completion of the additional laboratory facilities and equipment purchases in the Company's New Jersey facility and additional equipment purchases for new hires. Cash used in 2005 was for equipment purchases.

         Net cash provided by financing activities was $162,000 for the nine months ended September 30, 2006 consisting of proceeds from the Company's lines of credit and $85,000 from the exercise of 100,000 options by an employee in the second quarter of 2006. Net cash provided by financing activities in the first nine months of 2005 was $49,000 resulting from the exercise of warrants, proceeds from the Company's line of credit and proceeds of $25,000 from a Columbia County Economic Development Grant offset by payments on mortgage and notes payable.

         The Company has available two lines of credit with First Niagara Financial Group, Inc. ("FNFG"). The first line has a maximum available line of $875,000, not to exceed 70% of accounts receivable less than 60 days for general operating use. The interest rate is .25% above the FNFG prime rate. The Company is required to maintain net worth (stockholder's equity) greater than $5 million and working capital greater than $4 million. Further the Company is required to maintain a minimum Debt Service Coverage ratio of not less than 1.2:1.0 measured at each fiscal year end beginning December 31, 2006. Debt Service Coverage Ratio is defined as Net Operating Income divided by Annual principal and interest payments on all loans relating to subject property. There is no requirement for repayment of all principal annually on this line of credit. The amount outstanding on this line of credit was $72,000 at September 30, 2006 and $78,000 at September 30, 2005. The second line of credit was obtained during the first quarter of 2006 for the limited purpose of paying amounts associated with a sublicense agreement executed during the first quarter. This line is for a maximum of $75,000 with an interest rate of .50% above the FNFG prime rate and the Company is not required to pay the principal down to $0 during each twelve-month period. The amount outstanding on this line of credit at September 30, 2006 was $31,000.

         At September 30, 2006, the Company had cash and cash equivalents of $906,000.

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


Dated: November 13, 2006