Form 10QSB/A
period 2006-03-31
AMERICAN BIO MEDICA CORP
filed 2006-12-01
CIK 896747

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                  FORM 10-QSB/A

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

      21,459,768 Common Shares as of December 1, 2006

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
                                                                                   ============    ============

The accompanying notes are an integral part of the financial statements

                         American Bio Medica Corporation
                            Statements of Operations
                                   (Unaudited)

                                                  For The Three Months Ended
                                                            March 31,
                                                 ----------------------------
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
                                                 ============    ============

The accompanying notes are an integral part of the financial statements

                         American Bio Medica Corporation
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                 For The Three Months Ended
                                                                                         March 31,
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

      Potential common shares outstanding as of March 31, 2006 and 2005:

                                           March 31,              March 31,
                                             2006                   2005
                                             ----                   ----

                       Warrants             2,223,420             2,243,420
                       Options              4,118,080             4,217,830

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

                                      Three months ended   Three months ended
                                            March 31,            March 31,
                                              2006                2005
                                           ------------        -----------


     Net Income/(loss):
           As reported                     $     11,000        $    74,000
           Pro forma                       $     11,000        $  (195,000)
     Basic income/(loss) per share
          As reported                      $        .00        $       .00
          Pro forma                        $        .00        $      (.01)
     Diluted income/(loss) per share
           As reported                     $        .00        $       .00
           Pro forma                       $        .00        $      (.01)

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

Dated:  December 1, 2006