Form 10QSB/A
period 2006-06-30
AMERICAN BIO MEDICA CORP
filed 2007-03-02
CIK 896747

 SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-QSB/A

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
  For the quarterly period ended June 30, 2006.

☐Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from                    to

Commission File Number: 0-28666

AMERICAN BIO MEDICA CORPORATION
-----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

New York	14-1702188
-----------------------------------------------------------------------------
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

Yes ☒     No ☐

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

   21,719,768 Common Shares as of March 2, 2007

Transitional Small Business Disclosure Format: Yes [ ] No [X]

 PART I
FINANCIAL INFORMATION
American Bio Medica Corporation
Balance Sheets	June 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$591,000	$446,000
Accounts receivable, net of allowance of $105,000 at both June 30, 2006 and December 31, 2005	1,811,000	1,370,000

Inventory-net of reserve for slow moving and obsolete inventory of $250,000 at both June 30, 2006 and December 31, 2005	3,706,000	4,444,000
Prepaid and other current assets	238,000	109,000

Total current assets	6,346,000	6,369,000

Property, plant and equipment, net	1,376,000	1,562,000
Other assets	107,000	7,000

Total assets	$7,829,000	$7,938,000

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$776,000	$1,380,000
Accrued liabilities	113,000	130,000
Wages payable	180,000	177,000
Line of credit	230,000
Current portion of mortgages and notes payable	23,000	36,000
Current portion of unearned grant	10,000	10,000

Total current liabilities	1,332,000	1,733,000

Long term portion of mortgages and notes payable	582,000	592,000
Long term portion of unearned grant	60,000	60,000
Other long term liabilities	104,000

Total liabilities	2,078,000	2,385,000

Stockholders’ equity:
Preferred stock; par value $.01 per share; 5,000,000 shares authorized; none issued and outstanding
Common stock; par value $.01 per share; 50,000,000 shares authorized; 21,459,768 and 21,359,768 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	215,000	214,000
Additional paid-in capital	18,942,000	18,853,000
Accumulated deficit	(13,406,000)	(13,514,000)

Total stockholders’ equity	5,751,000	5,553,000

Total liabilities and stockholders’ equity	$7,829,000	$7,938,000

The accompanying notes are an integral part of the financial statements

American Bio Medica Corporation
Statements of Operations
(Unaudited)
	For The Six Months Ended June 30,
	2006	2005

Net sales	$7,093,000	$6,736,000
Cost of goods sold	3,677,000	3,338,000
Gross profit	3,416,000	3,398,000

Operating expenses:
Research and development	311,000	332,000
Selling and marketing	1,630,000	1,681,000
General and administrative	1,327,000	1,146,000
	3,268,000	3,159,000
Operating income	148,000	239,000

Other income (expense):
Other income		14,000
Interest income	2,000	2,000
Interest expense	(36,000)	(27,000)
	(34,000)	(11,000)
Income before provision for income taxes	114,000	228,000
Income taxes	6,000	6,000
Net income	$108,000	$222,000

Basic income per common share	$0.01	$0.01
Diluted income per common share	$0.00	$0.01

Weighted average shares outstanding -
basic	21,338,635	21,284,768
Dilutive effect of stock options and warrants	138,935	71,550
Weighted average shares outstanding -
diluted	21,477,570	21,356,318

The accompanying notes are an integral part of the financial statements

American Bio Medica Corporation
Statements of Operations
(Unaudited)
	For The Three Months Ended June 30,
	2006	2005

Net sales	$3,670,000	$3,614,000
Cost of goods sold	1,897,000	1,858,000
Gross profit	1,773,000	1,756,000

Operating expenses:
Research and development	156,000	174,000
Selling and marketing	847,000	924,000
General and administrative	654,000	490,000
	1,657,000	1,588,000
Operating income	116,000	168,000

Other income (expense):
Interest income	1,000	1,000
Interest expense	(20,000)	(16,000)
	(19,000)	(15,000)
Income before provision for income taxes	97,000	153,000
Income taxes		(5,000)
Net income	$97,000	$148,000

Basic income per common share	$0.00	$0.01
Diluted income per common share	$0.00	$0.01

Weighted average shares outstanding -
basic	21,317,735	21,284,768
Dilutive effect of stock options and warrants	145,233	7,397
Weighted average shares outstanding -
diluted	21,462,968	21,292,165

The accompanying notes are an integral part of the financial statements

American Bio Medica Corporation
Statements of Cash Flows
(Unaudited)
	For The Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net income	$108,000	$222,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	188,000	185,000
Provision for doubtful accounts	24,000	12,000
Non cash compensation expense	5,000
Changes in:
Accounts receivable	(464,000)	(498,000)
Inventory	744,000	363,000
Prepaid and other current assets	(130,000)	(32,000)
Accounts payable	(602,000)	(717,000)
Accrued liabilities	(14,000)	13,000
Unearned Grant		(5,000)
Wages payable	2,000	(8,000)
Net cash used in operating activities	(139,000)	(465,000)

Cash flows from investing activities:
Purchase of property, plant and equipment	(12,000)	(99,000)
Net cash used in investing activities	(12,000)	(99,000)

Cash flows from financing activities:
Proceeds from exercise of warrants		3,000
Proceeds from exercise of options	85,000
Debt payments	(19,000)	(38,000)
Proceeds from line of credit	230,000	176,000
Line of credit payments
Proceeds from grant		25,000
Net cash provided by financing activities	296,000	166,000

Net increase / (decrease) in cash and cash equivalents	145,000	(398,000)
Cash and cash equivalents - beginning of period	446,000	995,000

Cash and cash equivalents - end of period	$591,000	$597,000

Supplemental disclosures of cash flow information
Cash paid during period for interest	$36,000	$27,000
Issuance of note payable for purchase of equipment		$85,000
The accompanying notes are an integral part of the financial statements

Notes to financial statements (unaudited)

June 30, 2006

Note A – Basis of Reporting

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

NEW ACCOUNTING STANDARDS

In December 2004, the FASB issued FAS No. 123 (revised 2004), “Share-Based Payment”, ("FAS No. 123(R)"), which amends FAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. FAS No. 123(R) requires compensation expense to be recognized for all share-based payments made to employees based on the fair value of the award at the date of grant, eliminating the intrinsic value alternative allowed by FAS No. 123. Generally, the approach to determining fair value under the original pronouncement has not changed. However, there are revisions to the accounting guidelines established, such as accounting for forfeitures, which will change our accounting for stock-based awards in the future.

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

In May 2005, the FASB issued FAS No. 154. “Accounting Changes and Error Corrections” which replaced APB Opinion No. 20 and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. FAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. FAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. The Company does not believe that the adoption of FAS No. 154 will have a significant effect on its financial statements.

In February 2006 the FASB issued FAS No. 155 “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140”. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

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

This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not believe that the adoption of FAS No. 155 will have a significant effect on its financial statements.

In March 2006 the FASB issued FAS No. 156 “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140”. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities.

This Statement is effective as of the beginning of the Company’s first fiscal year that begins after September 15, 2006. The Company does not have any financial assets requiring servicing accordance with FAS No. 156 and does not believe that the adoption of FAS No. 156 will have a significant effect on its financial statements.

Note B – Net Income Per Common Share

Basic net income or loss per share is calculated by dividing the net income or loss by the weighted average number of outstanding common shares during the period. Diluted net income or loss per share includes the weighted average dilutive effect of stock options and warrants.
Potential common shares outstanding as of June 30, 2006 and 2005 are as follows:

	June 30, 2006	June 30, 2005

Warrants	2,023,420	2,243,420
Options	3,993,080	4,166,080

For the three months and six months ended June 30, 2006 the number of securities not included in the diluted EPS, because the effect would have been anti-dilutive, were 4,474,500 each. For the three months and six months ended June 30, 2005 the number of securities not included in the diluted EPS, because the effect would have been anti-dilutive, were 5,783,000 and 5,284,500 respectively.

ABMC adopted FAS 123(R) (see “New Accounting Standards” above) effective January 1, 2006. FAS 123(R) requires compensation expense to be recognized for all share-based payments made to employees based on the fair value of the award at the date of grant, eliminating the intrinsic value alternative allowed by FAS No. 123. The following pro forma information, presented for 2005, gives effect to fair value of the options on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, volatility of 75% to 77%, risk free interest rates ranging from 4.26% to 4.91%, and an expected life of 10 years. The pro-forma net income represents six months amortization of expense associated with the option grants.

	Six months ended June 30,	Six months ended June 30,
	2006	2005

Net Income/(loss):
As reported	$ 108,000	$ 222,000
Pro forma	$ 108,000	$ (283,000)
Basic income/(loss) per share
As reported	$ .01	$ .01
Pro forma	$ .01	$ (.01)
Diluted income/(loss) per share
As reported	$ .00	$ .01
Pro forma	$ .00	$ (.01)

Note C – Litigation

The Company has been named in legal proceedings in connection with matters that arose during the normal course of its business, and that in the Company’s opinion are not material. While the ultimate result of any litigation cannot be determined, it is management’s opinion based upon consultation with counsel, that it has adequately provided for losses that may be incurred related to these claims. If the Company is unsuccessful in defending any or all of these claims, resulting financial losses could have an adverse effect on the financial position, results of operations and cash flows of the Company.

Note D – Reclassifications

Certain items have been reclassified to conform to the current presentation.

Note E – Line of Credit

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

Note F – Sublicense Agreement

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

Note G – Integrated Bio Technology Agreement

On March 29, 2006, the Company entered into a royalty agreement with Integrated Bio Technology Corporation (“IBC”). IBC is the owner of the RSV test and previously purchased the tests from the Company, via a contract manufacturing agreement, for resale to its distributor. At December 31, 2005 IBC had outstanding amounts due to ABMC totaling approximately $119,000. To address this outstanding balance, and to streamline the delivery of product to IBC’s distributor, the Company agreed to work directly with IBC’s distributor to receive orders, manufacture product and execute all invoicing and collection directly from the distributor. Effective January 1, 2006, the Company will pay a royalty equal to 20% of total sales to IBC. The Company will pay only 25% of royalties earned during the first two years, with the remaining 75% applied to amounts currently owed to ABMC by IBC. If the entire amount receivable from IBC is not earned through royalties during the first two years of the term of the royalty Agreement, all payments to IBC will cease until the full amount owed to the Company is satisfied. During the first six months of 2006 ABMC manufactured and sold approximately $413,000 of the RSV tests to IBC’s distributor. The royalties earned on these sales were approximately $83,000. During the six months ended June 30, 2006 ABMC reduced the amounts owed from IBC by $62,000, from $119,000 to $57,000 and made payments to IBC totaling approximately $21,000.

Note H – Stock Option Grants

In June 2006, the Company’s Board of Directors granted a stock option to purchase 72,000 shares of the Company’s common stock to the Company’s Chief Financial Officer, and an option to purchase 3,000 shares of the Company’s common stock to an employee in the Company’s R&D division. Both option grants have exercise prices of $1.05 (the closing price of the Company’s common shares on the date of grant) and vest 100% on the one-year anniversary of the date of the grant. In accordance with FAS 123(R) (see “New Accounting Standards”), the Company will recognize $63,347 in non-cash compensation expense related to these grants over the next twelve months. Included in the three months and six months ended June 30, 2006 is $5,279 of this non-cash compensation expense.

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

Results of operations for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005

Net sales were $7,093,000 for the six months ended June 30, 2006 as compared to $6,736,000 for the six months ended June 30, 2005, an increase of $357,000 or 5.3%. Increases in sales of Rapid Drug Screen® (RDS®) InCup®, Oralstat® oral fluid test, Rapid TOX™ (the cassette product introduced by the Company in late 2005), and contract manufacturing were offset by a decrease in RDS sales during the first six months of 2006 compared to the same period a year ago. The Company anticipates continued growth in sales of the Rapid TOX product as it gains market acceptance and continued growth in its contract manufacturing operations as the Company is currently working with several new entities on contract manufacturing projects.

During the six months ended June 30, 2006, the Company continued its extensive program to market and distribute their urine and oral fluid based point of collection tests for drug of abuse. The Company also continued marketing its Rapid Reader™, the first all inclusive drug screen interpretation and data management system cleared by the Food and Drug Administration (“FDA”).

In the first half of 2006, the Company filed three 510(k) marketing applications with the FDA. One related to a drug screen for Buprenorphine, one for the Company’s Rapid TOX cassette product and one related to a new detection level for the Company’s drug screen for cocaine. In May 2006, the Company received 510(k) clearance from the FDA for its Rapid TOX product and in June 2006, the Company received 510(k) clearance from the FDA for the new detection level for the Company’s drug screen for cocaine. As of the date of this report, the Company is still awaiting a response from the FDA concerning clearance of the Company’s drug screen for Buprenorphine.

The Company continued its contract manufacturing operations for unaffiliated third parties during the first half of 2006. Development continued on the production of a point of collection test for HIV for one of the Company’s contract manufacturing customers, which is currently being evaluated by the FDA. The Company is also evaluating several other requests for contract manufacturing including incorporation of the Company’s drugs of abuse tests into another test manufactured by an unrelated third party that is used in hospitals, emergency rooms and clinics, and development of variations of the Company’s current oral fluid product to meet specific market demands in Europe.

Cost of goods sold for the six months ended June 30, 2006 was $3,677,000 or 51.8% of net sales as compared to $3,338,000 or 49.6% of net sales for the six months ended June 30, 2005. The increase in cost of goods sold is due to increases in the cost of labor in manufacturing, stemming from the greater diversity and complexity of new products. While the cost of labor and overhead rose in 2006 compared to a year ago, cost of materials has remained relatively consistent and the Company continued its efforts to control the costs to produce its products. Increased price pressure in the marketplace has limited the Company’s ability to recover cost increases while maintaining market share. The Company continues to evaluate all aspects of its manufacturing and assembly processes to identify any areas of cost savings to improve gross margins.

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

Selling and marketing expense

Selling and marketing expense was $1,630,000, or 23.0%, of net sales in the first six months of 2006. This represents a decrease of $51,000, from $1,681,000 or 25.0% of net sales in the same six months in 2005. This decrease is primarily attributable to reductions in commissions expense stemming from a restructuring of the commission plan in 2006, savings in travel and travel related expenses and decreases in expenses for trade shows, offset by increases in consulting fees, outside service fees and postage. The increase in postage expense represents postage in excess of amounts received from customers for shipping and handling and was previously reported as general and administrative expense in 2005. During 2006, the Company implemented new internal reporting of this expense in more detail enabling them to attribute these shipping and handling excesses to the appropriate sales division rather than charging them to general and administrative expense. This reclassification allows the Company to evaluate the impact of these charges on the business and more specifically on each of the sales divisions. This reporting was not available in 2005. The Company’s sales strategy continues to be a focus on direct sales as well as an inside direct sales group of seven.

General and administrative expense

General and administrative (G&A) expense was $181,000 higher in the first six months of 2006 than the same period in 2005. Total G&A expense for the six months ended June 30, 2006 was $1,327,000, or 18.7%, of net sales compared to $1,146,000, or 17.0%, of net sales in the first six months of 2005. Expenses totaling $179,000 for investor relations and royalty expense were primarily responsible for the increase. The investor relations expense relates to a contract signed in 2005 with an investor relations firm. The contract with this firm is for one year and it expires in September 2006. Royalty expense relates to the agreement entered into with IBC (see note G) and the sublicense agreement entered into during the first quarter of this year (see note F). Also affecting G&A expense in the first six months of 2006 were increases in salaries and wages and outside service fees in the Company’s quality assurance department. Offsetting these increases were savings in insurance costs resulting from changes in insurance carriers during the fourth quarter of 2005 and first quarter of 2006. In addition, a reclassification of postage expense as a selling and marketing expense, described above, resulted in a decrease in warehouse costs. In addition the Company reduced spending in taxes, utilities, accounting fees and insurance in the first half of 2006.

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

During the three months ended June 30, 2006, the Company continued its extensive program to market and distribute their urine and oral fluid based point of collection tests for drug of abuse. The Company also continued marketing its Rapid Reader™, the first all inclusive drug screen interpretation and data management system cleared by the Food and Drug Administration (“FDA”).

In May 2006, the Company received 510(k) clearance from the FDA for its Rapid TOX product and in June 2006, the Company received 510(k) clearance from the FDA for the new detection level for the Company’s drug screen for cocaine. Both of these applications were filed in the first quarter of 2006 along with an application filed for the Company’s drug screen for Buprenorphine. As of the date of this report, the Company is still awaiting a response from the FDA concerning clearance of the Company’s drug screen for Buprenorphine.

The Company continued its contract manufacturing operations for unaffiliated third parties during the second quarter of 2006. Development continued on the production of a point of collection test for HIV for one of the Company’s contract manufacturing customers, which is currently being evaluated by the FDA. The Company is also evaluating several other requests for contract manufacturing including incorporation of the Company’s drugs of abuse tests into another test manufactured by an unrelated third party that is used in hospitals, emergency rooms and clinics, and development of variations of the Company’s current oral fluid product to meet specific market demands in Europe.

Cost of goods sold for the three months ended June 30, 2006 was $1,897,000, or 51.7%, of net sales as compared to $1,858,000, or 51.4%, of net sales for the three months ended June 30, 2005. The increase in cost of goods sold is due to increases in the cost of labor in manufacturing, stemming from the greater diversity and complexity of new products, and the disposal of some obsolete Oralstat inventory components during the second quarter. While the cost of labor and overhead rose in 2006 compared to a year ago, materials have remained relatively consistent and the Company continued its efforts to control the costs to produce its products. Increased price pressure in the marketplace has limited the Company’s ability to recover cost increases while maintaining market share. The Company continues to evaluate all aspects of its manufacturing and assembly processes to identify any areas of cost savings to improve gross margins.

Operating expenses increased $69,000, or 4.3%, to $1,657,000 in the second quarter of 2006, compared to $1,588,000 in the same period in 2005. This is attributable to increases in G&A expense of $164,000, offset by savings in R&D expenses of $18,000 and selling and marketing expenditures of $77,000.

Research and development

Research and development (“R&D”) expenses for the three months ended June 30, 2006 were $156,000, or 4.3%, of net sales compared to $174,000, or 4.8%, of net sales for the three months ended June 30, 2005. The decrease in expense is primarily due to a decrease in research and development salaries and wage expense resulting from the departure of an R&D manager in late 2005, as well as decreases in spending on supplies. The primary focus of the R&D group in the second quarter of 2006 was refining modifications to the Company’s products, including OralStat, and preparing these modifications for production and sale. Management continues its overall strategy to: focus on new product development to meet the changing needs of the point of collection drug of abuse testing market; develop test components for an HIV test currently under development for a third party and being evaluated by the FDA; and develop new uses of immunoassay lateral flow technology.

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

Net cash used in investing activities was $12,000 for the six months ended June 30, 2006 compared to net cash used in investing activities of $99,000 for the six months ended June 30, 2005. The net cash used in both years was for investment in property plant and equipment. The cash used in 2005 was specifically for costs associated with the completion of the Company’s HIV room and equipment purchases in the Company’s New Jersey facility and additional equipment purchases for new hires. Cash used in 2006 was for equipment purchases.

Net cash provided by financing activities was $296,000 for the six months ended June 30, 2006 consisting of proceeds from the Company’s lines of credit and $85,000 from the exercise of 100,000 options by an employee. Net cash provided in the first six months of 2005 was $166,000 resulting from the exercise of warrants, proceeds from the Company’s line of credit and proceeds of $25,000 from a Columbia County Economic Development Grant offset by payments on mortgage and notes payable.

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

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, American Bio Medica Corporation carried out an evaluation, under the supervision and with the participation of the Chief Financial Officer and the Chief Executive Officer, to evaluate the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")). Based on that evaluation, the Chief Financial Officer and the Chief Executive Officer have concluded that American Bio Medica Corporation's disclosure controls and procedures as of the date of this report are effective for recording, processing, summarizing, and reporting information that is required to be disclosed in their reports under the Exchange Act, as amended, within the time periods specified in the Securities and Exchange Commission's rules and forms. Additionally, based upon this most recent evaluation, we have concluded that there were no significant changes in internal controls or other factors that have materially affected or are likely to materially affect the Company’s internal control over financial reporting during the period covered by this report.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings:

See “Note C - Litigation” in the Notes to Financial Statements included in this report for a description of pending legal proceedings in which the Company is a party.

Item 2. Changes in Securities

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security-Holders

The following matters were voted upon at the Company’s Annual Meeting of Shareholders (the “Meeting”) held at the Holiday Inn, in East Greenbush, New York on June 13, 2006.

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

·Anthony G. Costantino, Ph.D. (2007)	·Carl Florio (2007)
·Edmund M. Jaskiewicz (2008)	·Daniel W. Kollin (2008)
·Stan Cipkowski (2009)	·Richard P. Koskey (2009)

Proposal No. 2 Classification of Board terms	Votes Cast:	7,128,163

For:	6,564,986	92.1%
Against:	404,682	5.7%
Abstain:	158,495	2.2%
Broker Non-Votes:	12,672,621

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN BIO MEDICA CORPORATION (Registrant)

By: /s/ Keith E. Palmer
EVP of Finance, Chief Financial Officer and Treasurer (Principal Accounting Officer and duly authorized Officer)

Dated: March 2, 2007