Form 10KSB
period 2006-12-31
AMERICAN BIO MEDICA CORP
filed 2007-03-29
CIK 896747

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ____________ to ______________

Commission File Number: 0-28666

American Bio Medica Corporation
(Name of Small Business Issuer in its charter)

New York (State or other jurisdiction of incorporation or organization)	14-1702188 (IRS Employer Identification No.)

122 Smith Road Kinderhook, New York 12106 (Address of principal executive offices)	12106 (Zip Code)

Issuer's telephone number (800) 227-1243

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Shares, $0.01 Par value
Title of each class

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2of the Exchange Act).
☐ Yes ☒ No

State issuer's revenues for its most recent fiscal year: $13,838,000

The aggregate market value of 18,245,613 voting Common Shares held by non-affiliates of the issuer was approximately $20,799,999 based on the average bid and asked prices of the issuer’s Common Shares, $.01 par value, as reported on the NASDAQ Capital Market on March 21, 2007.

As of March 21, 2007, the issuer had outstanding 21,719,768 Common Shares, $.01 par value.

Documents Incorporated by reference:

(1)	The Proxy Statement for the Annual Meeting of Shareholders for the year ending December 31, 2006 in Part III of this Form 10-KSB

(2)	Other documents incorporated by reference on this report are listed in the Exhibit Reference Table

Transition Small Business Disclosure Format: ☐ YES ☒ NO

American Bio Medica Corporation

Index to Annual Report on Form 10-KSB
For the fiscal year ended December 31, 2006

This Form 10-KSB may contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may”, “could”, “should”, "will", "expect", "believe" "anticipate", "estimate" or "continue" or comparable terminology is intended to identify forward-looking statements. It is important to note that our actual results could differ materially from those anticipated from the forward-looking statements depending on various important factors. These important factors include our history of losses, the uncertainty of acceptance of current and new products in our markets, competition in our markets, and the other factors discussed in our "Risk Factors" found on page 10.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Business Development

Our Company was incorporated on April 2, 1986 under the laws of the State of New York under the name American Micro Media, Inc. On September 9, 1992, we filed an amendment to our Articles of Incorporation to change our name to American Bio Medica Corporation (“ABMC” or “the Company”). Our principal business office is located at 122 Smith Road, Kinderhook, New York, 12106. We also have a research & development (“R&D”) and production facility located at 603 Heron Drive, Unit #3, Logan Township, New Jersey, 08085.

Our Business

We develop, manufacture and sell immunoassay diagnostic test kits, primarily for the immediate, point of collection testing (“POCT”) for drugs of abuse. Our drugs of abuse screening products offer employers, law enforcement, government, health care and education professionals, self-contained, one-step screening devices capable of identifying illicit drug use within minutes.

In addition to the manufacture and sale of drugs of abuse screening products, in late 2001 we began performing contract strip manufacturing for other POCT diagnostic companies. While we do not currently derive a significant portion of our revenues from contract manufacturing, we expect to continue to explore additional applications for our technology and as a result, contract manufacturing could become a greater portion of our revenues in the future.

Based on a number of industry analyst reports, the POCT market is approximately $1.6 billion annually and it is expected to grow at a rate of approximately 10% annually. Our long-term objective is to provide an extensive product portfolio to this expanding POCT market.

Our Products

Rapid Drug Screen®: Our primary product line, the Rapid Drug Screen, or RDS® is a patented, rapid, POCT kit that detects the presence or absence of 2 to 10 drugs of abuse simultaneously in a single urine specimen. We offer a number of standard configurations of the RDS and we can also produce, on special order, or if a market demands, tests that can screen for any quantity (from 2 - 10) or configuration of classes of drugs.

The RDS detects the following classes of drugs: cocaine (available with a cutoff level of either 150 ng/ml or 300 ng/ml), THC (marijuana), opiates (available with a cutoff level of either 300 ng/ml or 2000 ng/ml), amphetamine, PCP, benzodiazepines, methamphetamines, barbiturates, tricyclic antidepressants, methadone, MDMA (Ecstasy) (an illegal designer drug), oxycodone (a synthetic opiate found in several legitimate and effective pain medications, including OxyContin®, but is being used by drug abusers to create a heroin-like high), propoxyphene (a mild narcotic analgesic structurally related to methadone that can be habit forming and therefore abused) and buprenorphine (a drug being used in a new office-based treatment for addiction to prescription pain relievers and other opiate drugs, including heroin).

To use our RDS product, an individual slides a panel into a self-contained, disposable, urine-filled cup and within minutes accurate results are shown on the panel. A single line in the test window indicates a positive reading, and a double line indicates a negative reading for the presence of drugs. We believe that this ease of use is a competitive advantage over lab products, as well as products that need to add reagents, manipulate the test or utilize trained professionals to understand results.

There have been a number of studies that have reported on the RDS’s accuracy and reliability, including the Rosita Roadside Study conducted in Europe which rated the RDS products “Very Good” for user friendliness, the highest rating given to any of the products in the study. In addition, a study conducted by the Department of Health and Human Services ranked the RDS the most accurate multi-drug device for all drugs when compared to GC/MS (Gas Chromatography/Mass Spectrometry), a laboratory test consisting of a combination of two microananlytical techniques: GC, a separation technique, and MS, an identification technique.

One of the problems that may occur in POCT for drugs of abuse is fraud or evasion practiced by the person being tested. The most prevalent method of avoiding adverse test results is the substitution, by the person being tested, of a hidden “clean” urine sample, which he or she brings to the test. As a consequence, each of our urine drug screens contains a temperature sensor, which helps prevent the substitution of another urine sample. A substituted sample would normally be of a lower temperature than a sample produced from the body on the spot. In addition, both our urine and saliva-based drug screens (See “OralStat” on this page) contain a control line, designed to assure the test administrator that the test is working properly and that the reagents are present and not destroyed by any outside agent. Should the control line not appear, the administrator is instructed to void the test and re-test the individual by obtaining another sample. A positive result is normally confirmed by laboratory testing.

Rapid One®: Our patented Rapid One product line consists of single drug tests, each of which screens for the presence or absence of a single drug of abuse in a urine specimen. The Rapid One product line utilizes the same technology as the RDS. It includes a single dip platform, an identification and date area, and does not require the use of pipettes or reagents. The Rapid One is designed for those situations in which the person subject to substance abuse testing is known to use a specific drug. It can also be used to enhance a RDS by means of allowing screening of an additional drug. The Rapid One product line consists of the following classes of drugs: cocaine (available with a cutoff level of either 150 ng/ml or 300 ng/ml), THC (marijuana), opiates (available with a cutoff level of either 300 ng/ml or 2000 ng/ml), amphetamine, PCP, benzodiazepines, methamphetamines, barbiturates, tricyclic antidepressants, methadone, oxycodone, MDMA (Ecstasy), propoxyphene and buprenorphine.

Rapid TEC®: The patented Rapid TEC contains 1 or 2 drug testing strips and each of these strips includes the chemistry to detect more than one class of drug. The Rapid TEC is designed for those customers who require a less expensive product but still need to test for more than one drug of abuse utilizing one urine sample.

OralStat®: Our OralStat is a patent-pending, innovative POCT system for the detection of drugs of abuse in oral fluids. The technology of OralStat provides test results within minutes with enhanced sensitivity and detection comparable to laboratory based oral fluids tests. The test requires no messy saliva collection or handling. OralStat can simultaneously test for six drugs in each device. Currently, the assays available on the OralStat are amphetamines, methamphetamine, benzodiazepine, cocaine, methadone, opiates, PCP and marijuana.

Rapid Reader®: The Rapid Reader is a compact, portable device that, when connected to any computer, captures a picture of the test results on an ABMC drug screen using a high-resolution camera. The Rapid Reader's proprietary software analyzes this image and interprets the results. The information is then sent to a data management system, which enables the user to interpret, store, transmit and print the drug test results. The Rapid Reader system can only be used to interpret and record the results of ABMC drug screens. As this product virtually eliminates human error in the interpretation and recording of drug screen results and allows secure electronic sharing and storing of test results, the Rapid Reader may alleviate concerns any potential customer may have about using POCT for drugs of abuse. The Company believes that the Rapid Reader will enable us to secure the business of customers that would otherwise not use a point of collection test for drugs of abuse. We shipped our first order of Rapid Reader devices in February 2004, and since that time, the Rapid Reader continues to be well received by current and new customers.

RDS InCup®: The RDS InCup is an all-inclusive point of collection test for drugs of abuse that incorporates collection and testing of the sample in a single device. Once the donor provides a sample the results are available within a few minutes without any manipulation of the sample or the device. The Company offers a number of standard versions of the RDS InCup and we can custom manufacture any configuration or combination of 2 to 12 drugs per device. The RDS InCup is an extension of the Rapid Drug Screen line of tests using the same RDS test strips and offers customers a fast, accurate and easy method for determining the drug use status of an individual. We began manufacturing and shipping the RDS InCup in July 2004 and it continues to be well received by customers in our core markets. In January 2006, we began to offer our customers the option of including within the RDS InCup, a test strip to detect adulterants in the urine sample (an adulterant is a substance added to a urine specimen in an attempt to “beat” a drug test).

Rapid TOX™: In July 2005, we launched the Rapid TOX, a cost effective drug screen in a horizontal cassette platform that simultaneously detects two to ten drugs of abuse in a single urine specimen. The Rapid TOX uses the same drug testing strip that is in the Rapid TEC (see “Rapid TEC” on page 2). Rapid TOX can be used by pipetting, or dropping, a urine specimen into a channel in the cassette, or the cassette can be dipped into a urine specimen. Each channel contains a single drug testing strip that contains the chemistry to detect more than one class of drug of abuse. Each Rapid TOX device contains one or two channels. Rapid TOX, like our other point of collection tests for drugs of abuse, provides accurate results within minutes in an inexpensive, easy to use format.

We shipped our first order of Rapid TOX devices in September 2005. The feedback we have received from our customers and potential customers indicates that the Rapid TOX is being well received in our core markets.

Other products

In addition to the products we manufacture, we also distribute a number of point of collection tests that detect the presence or absence of adulterants and alcohol. These tests are manufactured by unaffiliated third parties. Two of these products are sold under ABMC-owned trademarks; the Rapid AlcoTEC alcohol test and the Rapid Check test for adulterant. We do not derive a significant portion of our revenues from the sale of these products.

Contract Manufacturing

We provide bulk strip contract manufacturing services to a number of non-affiliated POCT diagnostic companies. Currently we manufacture test components for the detection of:

•	TB (Tuberculosis: a highly contagious disease responsible for more deaths than any other infectious disease according to the World Health Organization)

•	HIV (Human Immunodeficiency Virus: the virus that causes AIDS)

•	RSV (Respiratory Syncytial Virus: the most common cause of lower respiratory tract infections in children worldwide)

•	Fetal amniotic membrane rupture

•	Lactoferin: a protein with documented anti-viral, anti-microbial, and immune modulating/enhancing effects

•	Fumonisins: environmental toxins produced by molds that grow on agricultural commodities in the field or during storage

•	Aflatoxins: potent toxic, carcinogenic, mutagenic, immunosuppressive agents, produced as secondary metabolites on a variety of food products

•	DON (deoxynivalenol): a type B trichothecene (a biological toxin) that occurs in grains such as wheat, barley, oats, rye, and maize, rice, sorghum. DON poisonings occur both in humans and farm animals

•	Ige (Immunoglobulin E): One of five classes of immunoglobulins made by humans that seems to protect against invading parasites

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

Our direct sales force consists of a vice president of sales & marketing, 5 regional sales managers, a director of government sales, 2 international sales managers and a staff of 8 inside sales representatives. They call on non-clinical accounts directly and support our worldwide distribution network. We also employ a marketing manager, product manager, a national account trainer and national customer service representative. We promote our products through direct mail campaigns, selected advertising, participation at high profile trade shows, use of key point of collection advocate consultants and other marketing activities.

We have entered into non-exclusive, non-clinical domestic market distribution agreements, as well as exclusive and non-exclusive non-domestic market distribution agreement, with a number of distributors. These agreements permit our distributors to sell non-competitive products of other manufacturers and permit us to sell our test kits to other distributors within and outside the territory of each distributor, except in those instances in which exclusive distribution rights may have been granted. In some instances, a distributor may be allowed to sell competitive product if certain annual volume minimums of ABMC products are met. The agreements are cancelable by either the distributor or us, with or without cause, upon 60 days written notice.

We will continue to recruit and utilize third party distribution partners for select markets, including corporate/workplace, government/corrections/law enforcement, international and education, in addition to selling directly in these markets and to key customers. We intend to enter into a distribution agreement with a multinational diagnostics company for sales to the clinical market.

Our Markets

Corporate/Workplace

Our direct sales force and our inside sales representatives sell our products to the Corporate/Workplace market. We also have a nationwide network of distributors and administrators of workplace drug testing programs that sell our drugs of abuse product line in this market. We believe that the market for utilization of POCT for pre-employment and random employee testing is expanding.

•
In their December 2004 report (the most recent reported related to this subject matter) titled “The Economic Costs of Drug Abuse in the United States”, the Office of National Drug Control Policy reported that the economic cost of drug abuse in 2002 was estimated to be $180.9 billion, increasing 5.34 percent annually since 1992. This value represents both the use of resources to address health and crime consequences as well as the loss of potential productivity from disability, death and withdrawal from the legitimate workforce.

•
By far the largest component of the economic cost noted above is loss of productivity at $128.6 billion. Productivity losses represent work in the labor market and in household production that was never performed, but could reasonably be expected to have been performed absent the impact of drug abuse.

•
According to the 2005 SAMHSA (Substance Abuse Mental Health Services Administration) National Survey on Drug Use and Health released in September 2006, of the 17.2 million illicit drug users aged 18 or older in 2005, 12.9 million (74.8%) were employed either full or part time.

Not only are there financial benefits of drug testing, but a drug-free environment is a safer one. Incentives encourage employers to adopt Drug Free Workplace Programs. Drug testing is an integral part of a Drug Free Workplace Program. In some states, there are workman’s compensation and unemployment insurance premium reductions, tax deductions and other incentives for adopting these programs. The Drug Free Workplace Act requires employers receiving federal contracts of $100,000 or more to enact a Drug Free Workplace program (the Federal Acquisition Streamlining Act of 1994 raised the threshold of contracts covered by the Drug Free Workplace Act from $25,000 to those exceeding $100,000).

Government, Corrections and Law Enforcement

Our direct and inside sales teams sell our drugs of abuse screening products in the Government, Corrections and Law Enforcement market. This market includes federal, state and county level agencies, including correctional facilities, pretrial agencies, probation, drug courts and parole departments at the federal and state levels and juvenile correctional facilities.

•
According to the Bureau of Justice Statistics (“BOJ”), the number of adults in the correctional population has been increasing. In 2005, just over 7 million people in the United States were on probation, in jail or prison, or on parole. Of this over 7 million people, approximately 2.19 million were inmates in federal and state prisons or local jails and approximately 4.94 million were individuals on probation or parole.

•
According to the BOJ, the number of arrests for drug abuse violations has also been increasing. In 2005 alone, there were 1.85 million arrests for drug abuse violations. Drug abuse violations are defined as state or local offenses relating to the unlawful possession, sale, use, growing, manufacturing, and making of narcotic drugs including opium or cocaine and their derivatives, marijuana, synthetic narcotics, and dangerous non-narcotic drugs such as barbiturates.

•	According to the Federal Bureau of Prisons, as of December 31, 2006 approximately half of the federal prison population was sentenced as drug offenders.

A significant number of individuals on parole or probation, or within federal, state and local correctional facilities and jails, have one or more conditions to their sentence required by the court or probation agency including periodic drug testing and substance abuse treatment. Our products are aimed at this and other similar markets.

Rehabilitation Centers

Our direct sales team and our network of distributors sell our products in the Rehabilitation Center market. This market for our products includes people in treatment for substance abuse. There is a high frequency of testing in this market. For example, in many residence programs, patients are tested each time they leave the facility and each time they return. In outpatient programs, patients are generally tested on a weekly basis.

International Markets

We sell our products primarily through distributors in the International market. We have entered into distribution agreements (exclusive and non-exclusive) with companies in several countries and are pursuing a course of multinational distribution of our products through both clinical and non-clinical distribution companies. As of December 21, 2006, we had 17 distributors or customers representing 33 foreign countries.

Clinics, Physicians, and Hospitals

The Clinic, Physician and Hospital market t includes emergency rooms, physician offices, hospitals and clinics and rehabilitation facilities associated with hospitals. In April 2006, the Drug Abuse Warning Network (a public health surveillance system that monitors drug-related visits to hospital emergency department and drug-related deaths investigated by medical examiners and coroners) estimated that of the nearly 2 million drug related emergency department visits in 2004; nearly 1.3 million were associated with drug misuse or abuse. Our RDS nine panel test is used in this market as it provides fast and accurate results when time is critical. In August 2006, we announced that we entered into a non-exclusive Supply Agreement with Nanogen (NASDAQ:NGEN) under which Nanogen will market our point of collection drug tests, under their own brand name, to customers in hospital-related markets.

Educational Market

According to the December 2006 University of Michigan Monitoring the Future study, 15% of 8th graders, 29% of 10th graders and 37% of 12th graders had used an illicit drug within the 12 months prior to the study. Furthermore, the study reported that approximately half of young people have tried an illicit drug by the time they finish high school. We believe our products could be an integral part of helping schools implement testing programs due to their ease of use and immediate, accurate results.

In June 2002, the Supreme Court ruled that public middle and high schools could require drug tests for students in extracurricular activities including athletics, band, choir, and other activities without violating their privacy rights. Drug tests can be required without any suspicion of drug use, and applies to students in grades 7 through 12 who sign up for activities such as sports, cheerleading, band, academic teams, and other extracurricular activities. Students can be tested at the start of the school year and then randomly throughout the year.  It is our opinion that this decision aids schools in making the decision to implement a drug-testing program. We did not focus considerable sales and marketing efforts in the Educational market in 2006 and sales in this market are currently minimal. The Company may expand its efforts in the future and derive more significant sales from this market in the future.

Consumer/Over-the-Counter

Our point of collection drug tests are not currently available for sale in this market, as we have not yet received the necessary marketing clearance from the Food and Drug Administration (“FDA”). In December 2003, FDA issued a revised draft guidance for manufacturers of drug abuse screening tests that updated two previous draft guidance documents published in November 2000 thereby clarifying current FDA thinking for both laboratory and non-laboratory (workplace, sports, insurance, and home) tests. As of the date of this report, there has not been any further revised draft guidance since December 2003. The Company continues to evaluate these draft guidelines to determine whether to obtain the required marketing clearance to sell in this market in the future.

Additional Markets

We believe that the Department of Transportation (“DOT”) and the federally regulated markets could be a future market for our products. Presently, the DOT market is not available to any point of collection drug of abuse testing device. Federal law requires that anyone with a commercial driver’s license be randomly tested for use of drugs of abuse and that certified laboratories be used in these testing situations. We believe that there is potential for growth in this market as the regulatory agencies are considering implementing new guidelines that will permit the use of point of collection testing devices for drugs of abuse.

Competition

We compete on the following factors:

•	pricing;

•	quality of product;

•	ease and user-friendliness of products; and

•	customer and technical support services

Pricing: The pricing structure within the point of collection drug testing market is highly competitive and currently our products are cost competitive. Pricing pressures increase significantly when comparing our product pricing with the pricing of point of collection drug tests manufactured outside of the United States. In order to meet the price pressure caused primarily by these foreign manufacturers (see Risk Factor, “Cost Competitive” on page 12), ABMC continues to evaluate all aspects of its manufacturing and assembly processes to identify any areas of cost savings to improve gross margins, in addition to evaluating new, lower cost product alternatives for its customers.

Quality: There have been a number of studies that have reported on the accuracy and reliability of ABMC products. A study was conducted by the Department of Health and Human Services and in that study the RDS was ranked the most accurate multi-drug device for all drugs when compared to GC/MS (Gas Chromatography/Mass Spectrometry), a laboratory test consisting of a combination of two microanalytical techniques: GC, a separation technique, and MS, an identification technique. Another study on the Rapid One test for Oxycodone conducted by the Greater Los Angeles VA Healthcare System found that “only the…..Rapid One OXY test demonstrated 100% reliability.”

Ease and user-friendliness: Competitors’ point of collection drug tests generally use a collection or delivery method different than our point of collection drug tests. Our urine based products do not require pipetting of the specimen, adding or mixing of reagents or other manipulation of the device by the user (in fact, even our Rapid TOX (see page 3) product offers the option of dipping the test into the urine specimen rather than pipetting the specimen). In The Rosita Roadside Study conducted in Europe, the RDS products were ranked “Very Good” for user friendliness, the highest rating given to any of the products in the study.

Customer and technical support: Customer and technical support are becoming more important in the point of collection drug testing market as individuals being tested become more knowledgeable about how to “beat” a drug test. Questions related to test administration, drug cross reactivity, drug metabolism, and other such matters are becoming areas in which clarification is sometimes needed by customers using these devices. ABMC provides its customers with customer and technical support 24 hours a day, seven days a week, 365 days a year. Most of our competitors do not offer such service to their customers.

Point of collection urine based drug tests

Competition to our point of collection urine-based products comes from point of collection tests developed by companies including, but not limited to, Varian Inc., Medtox Scientific, Inc., Biosite Diagnostics, and a number of smaller diagnostic companies in the urine point of collection testing market, including some manufacturers located outside of the United States.

Point of Collection saliva based drug tests

Competition to our point of collection saliva-based products come from point of collection tests developed by companies including, but not limited to and OraSure Technologies, Inc. (“OraSure”) and Varian, Inc. (“Varian”). OraSure’s saliva testing product is actually a laboratory-based product, not a point of collection test like our OralStat device (See “OralStat” on page 2). Laboratory tests are more expensive and take longer to produce results than our products.

Laboratory Testing

Aside from point of collection tests offering immediate results, some of our competitors offer traditional laboratory testing, where a sample is sent to a laboratory for analysis. Laboratory-based testing is generally more expensive than point of collection testing and it takes longer to receive the test results.

Hair Testing

Some competitors offer hair testing where a hair sample is sent to a laboratory for analysis. This form of drug testing is also more expensive and takes longer to produce results than our products. The detection period for hair testing is also quite limited in that it does not detect recent illicit drug usage.

Rapid Reader Competition

There are a number of companies with products that are competitive with our Rapid Reader device. It is our opinion that our Rapid Reader is unrivaled in the market as not only does it store, transmit and print the results of our drug tests but it also interprets the results of our drug tests, virtually eliminating the possibility of human error. In addition, our Rapid Reader is currently the only all-inclusive drug screen interpretation and data management system 510(k) cleared by FDA (see “Government Regulations” on page 8 for description of FDA 510(k) clearance).

Manufacturing

Our facility in Kinderhook, New York houses assembly and packaging of our products in addition to administration. We continue to contract-out the printing and manufacture of plastic components used in our products. We manufacture all of our own individual test strips and we manufacture test strips for unaffiliated third parties (see “Contract Manufacturing on page 3) at our R&D and bulk manufacturing facility in Logan Township, New Jersey. We contract with a third party for the t manufacture of the Rapid Reader product.

Patents and Trademarks/Licenses

To date, we hold 25 patents related to the Rapid Drug Screen, Rapid One and OralStat products, including 4 U.S. design patents and 6 utility patents. We currently have 9 United States patent applications pending, and 4 foreign patent applications pending.

We have registered the “Rapid Drug Screen” trademark in the United States, Canada, Mexico, Chile, Europe and Russia. We have also registered Rapid One and its logo, Rapid TEC and its logo, RDS, OralStat, InCup, Rapid Reader and our corporate logos in the United States. We have 2 additional trademark applications pending in the United States.

On February 28, 2006, we entered into a non-exclusive Sublicense Agreement with an unaffiliated third party related to certain patents allowing us to expand our contract manufacturing operations. Under this Sublicense Agreement, we must pay a non-refundable fee of $175,000 over the course of 2 years, of which $75,000 was paid in the first quarter of 2006. The next payment of $50,000 is scheduled for the first quarter of 2007. We are also required to pay royalties for products we manufacture that fall within the scope of these patents. (See Note I [4] on page F-20)

On March 29, 2006, we entered into a royalty agreement with Integrated Bio Technology Corporation (“IBC”). IBC is the owner of the RSV test and previously purchased the tests from ABMC for resale to IBC’s distributor, via a contract manufacturing agreement. At December 31, 2005, IBC had outstanding amounts due to ABMC totaling approximately $119,000. To address this outstanding balance, and to streamline the delivery of product to IBC’s distributor, we agreed to work directly with IBC’s distributor to receive orders, manufacture product and execute all invoicing and collection directly from the distributor. On January 1, 2006, the Company began paying a royalty equal to 20% of total sales to IBC. We only pay 25% of royalties earned during the first two years, with the remaining 75% applied to amounts currently owed to ABMC by IBC. If the entire amount receivable from IBC is not earned through royalties during the first two years of the term of the royalty agreement, all payments to IBC will cease until the full amount owed to ABMC is satisfied.

Research and Development

Our R&D efforts are continually focused on enhancing and/or maintaining the performance and reliability of our drug testing strips. During 2006 our R&D team completed development of a new test to detect Buprenorphine, a test for a new detection level of cocaine, and continued to make enhancements to our OralStat point of collection test for drugs of abuse in oral fluids. The R&D team also continued the development process on contract manufacturing projects. Our R&D expenditures were $660,000 for the fiscal year ended December 31, 2006, of which $25,000 was borne directly by a customer, compared to $683,000 for the fiscal year ending December 31, 2005.

Government Regulations

The development, testing, manufacture and sale of our point of collection drugs test and possible additional biomedical products, are subject to regulation by the United States and foreign regulatory agencies. Pursuant to the Federal Food, Drug, and Cosmetic Act, and the regulations promulgated thereunder, FDA regulates the pre-clinical and clinical testing, manufacture, labeling, distribution and promotion of medical devices. If ABMC fails to comply with applicable requirements, we may be subject to fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant pre-market clearance or pre-market approval for devices, withdrawal of marketing clearances or approvals and criminal prosecution.

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

We have received 510(k) clearance for our:

•
9 panel RDS test. With this approval and the approvals obtained related to our Rapid One dipsticks, we can offer a variety of combinations to meet customer requirements, both in multiple panel tests and individual Rapid One tests. In addition, the testing strips contained in the RDS InCup are the same as those testing strips contained within the RDS. Therefore, the RDS InCup can be offered in a variety of combinations to meet customer requirements.

•	Rapid TEC product line allowing ABMC to provide clinical customers with various configurations of 2 to 14 classes of drugs of abuse.

•
Rapid Reader in July 2005. This was the first all-inclusive drug screen result interpretation and data management system that received 510(k) clearance from FDA. The clearance allows ABMC to provide the Rapid Reader to customers in clinical markets.

•	Rapid TOX in May 2006. The clearance allows ABMC to provide the Rapid TOX to customers in clinical markets.

•
Test for Cocaine at a detection level of 150 ng/ml. ABMC had previously received clearance to detect Cocaine at 300 ng/ml. This new clearance allows ABMC to provide its customers in the clinical market with a more sensitive point of collection drug test for Cocaine as well as the original detection level of 300 ng/ml.

•	Test for Buprenorphine in August 2006. The clearance allows ABMC to provide the test for Buprenorphine to customers in the clinical market.

ABMC has not yet submitted its OralStat to FDA for 510(k) clearance. Pending submission for FDA 510(k) clearance, the OralStat is labeled and made available “for forensic use only”, which means for use in legal determinations only; it is not intended or promoted for a health or medical use or purpose. As of the date of this report, no point of collection oral fluid test has received FDA 510(k) marketing clearance.

Furthermore, in order to sell our products in Canada after November 2003, the Company must comply with ISO13485, the International Standards Organization's Directive for Quality Systems for Medical Devices (MDD or Medical Device Directive), and in order to sell our products in the European Union after November 2003, the Company must obtain CE marking for our products (in the European Union, a "CE" mark is affixed to the product for easy identification of quality products). Collectively, these standards are similar to the U.S. Federal Regulations enforced by FDA, and are a reasonable assurance to the customer that the manufacturing of our products is conducted in a consistent manner to help ensure that quality, defect-free goods are produced. As of the date of this report, we have received approval and the right to bear the CE mark on our Rapid Drug Screen, Rapid One, Rapid TEC, InCup and OralStat products, meaning that our products comply with the essential requirements of the In Vitro Diagnostic Directive 98/79/EC and may be legally marketed within the European Union and display the CE Mark. We received our ISO13485, 2003 compliance certification in August 2006 and have acquired the license to sell our RDS, Rapid One and Rapid TEC products in Canada. We have submitted for, and currently awaiting the approval of Rapid TOX for CE certification in Europe and a license to sell the Rapid TOX product in Canada.

Due to the nature of the manufacture of our point of collection tests and the material used in such manufacture, ABMC does not incur any material costs or effects associated with compliance with environmental laws.

Employees

Currently, we have approximately 131 employees, of which 120 are full-time and 11 are part-time.  None of our employees are covered by collective bargaining agreements, and we believe our relations with our employees are good.

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

Since inception in 1992 through the fiscal transition period ending December 31, 2001, we incurred net losses. We began earning profits in the fiscal year ending December 31, 2002 and continued to be profitable through December 31, 2004. However, in the fiscal year ending December 31, 2005, we incurred a net loss of $376,000. In the fiscal year end December 31, 2006, we reported net income of $196,000. As of December 31, 2006, we have an accumulated deficit of $13.3 million. We expect to continue to make substantial expenditures for sales and marketing, product development and other purposes. Our ability to achieve profitability in the future will primarily depend on our ability to increase sales of our products, reduce production and other costs and successfully introduce new products and enhanced versions of our existing products into the marketplace. There can be no assurance that we will be able to increase our revenues at a rate that equals or exceeds expenditures. Our failure to do so will result in our incurring additional losses.

Our products are sold in limited markets and the failure of any one of them to achieve widespread market acceptance would significantly harm our results of operation.

We offer a number of point of collection tests for drugs of abuse that are sold in limited markets, and we currently derive most of our revenues from sales of our point of collection tests for drugs of abuse. Based upon actual results in 2006 and given current levels of operating expenses, we must achieve approximately $3.7 million in quarterly revenues to attain break-even results of operations. In addition, the markets in which we sell our products are cost competitive. If we are required to lower our prices to our customers, our revenue levels could be negatively impacted which would adversely affect our gross profit margins. If our products do not achieve and maintain this level of revenue, or maintain certain gross profit margins, our results of operations would be significantly harmed.

In addition, we began selling our RDS and Rapid One point of collection tests for drugs of abuse in 1996 (later than most of our primary competitors), and cannot predict whether they will gain further widespread market acceptance. Achieving market acceptance for our drug tests will require substantial marketing efforts and expenditure of significant funds to inform potential customers and distributors of the distinctive characteristics, benefits and advantages of our test kits. A number of our products have only recently been introduced in the marketplace (with our most recent additions being the OralStat and RDS InCup, introduced in July 2004 and the Rapid TOX, introduced in July 2005). We have no history upon which to base market or customer acceptance of these products. Introduction of the OralStat, RDS InCup and Rapid TOX have required, and may continue to require substantial marketing efforts and expenditure of funds.

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

The point of collection drug testing market is highly competitive. Several companies produce drug tests that compete directly with our drugs of abuse product line, including Varian, Inc., Biosite Diagnostics and Medtox Scientific, Inc. in the urine point of collection testing market and OraSure Technologies, Inc. and Varian, Inc. in the saliva point of collection testing market. As new technologies become introduced into the point of collection testing market, we may be required to commit considerable additional efforts, time and resources to enhance our current product portfolio or develop new products. Our success will depend upon new products meeting targeted product costs and performance, in addition to timely introduction into the marketplace. We are subject to all of the risks inherent in product development, which could cause material delays in manufacturing.

We rely on third parties for raw materials used in our drugs of abuse products and in our contract manufacturing processes.

We currently have approximately 65 suppliers who provide us with the raw materials necessary to manufacture our point of collection drug testing strips and our point of collection tests for drugs of abuse. For most of our raw materials we have multiple suppliers however, there are a few chemical raw materials for which we only have one supplier. The loss of one or more of these suppliers, the non-performance of one or more of their materials or the lack of availability of raw materials could suspend our manufacturing process related to our drugs of abuse products. This interruption of the manufacturing process could impair our ability to fill customers’ orders as they are placed, which would put us at a competitive disadvantage.

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

We have a significant amount of raw material and “work in process” inventory on hand that may not be used in the next twelve months if the expected configuration of sales orders are not received at our projected levels.

We currently have approximately $1.8 million in raw material components for the manufacture of our products at December 31, 2006. The non-chemical raw material components may be retained and used in production indefinitely and the chemical raw materials components have lives in excess of 20 years. In addition to the raw material inventory, we have approximately $2.5 million in manufactured testing strips, or other “work in process” inventory at December 31, 2006. The components of this work in process inventory have lives of 12-18 months. If sales orders received are not for devices that would utilize the raw material components, or if product developments make the raw materials obsolete, we may be required to dispose of the unused raw materials. In addition, since the components of the work in process inventory have lives of 12-18 months, if sales orders within the next 12-18 months are not for devices that contain the components of the work in process inventory, we may need to discard the unused work in process inventory. Beginning in 2004, we established a $100,000 reserve for obsolete or slow moving inventory. In late 2005, we increased this reserve to $250,000. There can be no assurance that this reserve will be adequate for 2007 and/or that it will not have to be increased.

We depend on our R&D team for product development and/or product enhancement.

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

We face competition from other manufacturers of point of collection tests for drugs of abuse. Manufacturers such as Varian, Inc., Medtox Scientific, Inc., Biosite Diagnostics and OraSure Technologies, Inc. are better known and have far greater financial resources than us. The markets for point of collection tests for drugs of abuse are highly competitive. Currently the pricing of our products is cost competitive, however, these competitors can devote substantially more resources than we can to business development and they may adopt more aggressive pricing policies. There can be no assurance that other companies will not attempt to develop or market products directly competitive with our drugs of abuse product line. We expect other companies to develop technologies or products, which will compete with our products.

Possible inability to hire and retain qualified personnel.

We will need additional skilled, sales and marketing, technical and production personnel to grow the business. If we fail to retain our present staff or hire additional qualified personnel our business could suffer.

We depend on key personnel to manage our business effectively.

We are dependent on the expertise and experience of our senior management such as Stan Cipkowski, Chief Executive Officer, Keith E. Palmer, Chief Financial Officer, Martin Gould, Chief Scientific Officer and Todd Bailey, Vice President, Sales & Marketing for our future success. The loss of Messrs. Cipkowski, Palmer, Gould and/or Bailey could negatively impact our business and results of operations. We currently maintain key man insurance for Messrs. Cipkowski, Palmer and Gould. Although we have employment agreements in place with Messrs. Cipkowski and Palmer, there can be no assurance that any of our senior management will continue their employment.

Failure to effectively manage our growth and expansion could adversely affect our business and operating results.

We anticipate expansion of our operations in the future. Any failure to manage our growth effectively will result in less efficient operations, which could adversely affect our operating and financial results.

To effectively manage our growth, we must, among other things:

•	accurately estimate the number of employees we will require and the areas in which they will be required;

•	upgrade and expand our office infrastructure so that it is appropriate for our level of activity;

•	manage expansion into additional geographic areas; and

•	improve and refine our operating and financial systems.

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

 Approval from FDA is not currently required for the sale of our products in non-clinical markets, but is required in the clinical and over-the-counter (“OTC”) markets. Although our point of collection drug tests have met FDA requirements for professional use, we have not obtained OTC clearance from FDA. The workplace market is one of our primary markets and if any additional FDA clearance is required to sell in this market, this additional cost may cause us to raise the price of our products making it difficult to compete with other point of collection products or laboratory based testing, thereby negatively impacting our revenues. Furthermore, there can be no assurance that if we are required to apply for additional FDA clearances they will be granted. If such clearance is not granted, we would be unable to sell our products in the workplace market and our revenues would be negatively impacted. Although we are currently unaware of any changes in regulatory standards related to the clinical and OTC markets, if regulatory standards were to change in the future, there can be no assurance that FDA will grant us the approvals, if and when we apply for them, required to comply with the changes.

We rely on intellectual property rights, and we may not be able to obtain patent or other protection for our technology, products or services.

We rely on a combination of patent, copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary technology, products and services. We also believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements and name recognition are essential to establishing and maintaining our technology leadership position. Our personnel are bound by non-disclosure agreements. If personnel leave our employment, in some cases we would be required to protect our intellectual property rights pursuant to common law theories, which may be less protective than provisions of employment, non-competition or non-disclosure agreements.

We seek to protect our proprietary products under trade secret and copyright laws, which afford only limited protection. We currently have a total of 25 U.S. and foreign patents relating to the RDS, Rapid One and OralStat products. We have additional patent applications pending in the United States, and other countries, related to our point of collection drug tests. We have trademark applications pending in the United States. Certain trademarks have been registered in the United States and in other countries. There can be no assurance that the additional patents and/or trademarks will be granted or that, if granted, they will withstand challenge.

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

Potential issuance and exercise of new options and warrants and exercise of outstanding options and warrants could adversely affect the value of our securities.

The Board of Directors of the Company has adopted 4 Nonstatutory Stock Option Plans providing for the granting of options to employees, directors, and consultants (see Notes H [1] and H [2]. As of December 31, 2006, there were 3,993,080 options issued and outstanding under all four plans combined. In the fiscal year ended December 31, 2005, the Company’s Board of Directors accelerated the vesting periods of all outstanding options not yet fully vested to vest 100% on December 14, 2005. As of December 31, 2006 3,918,080 options were exercisable. As of December 31, 2006, there were 9,500 options available for issuance under the Fiscal 2000 Plan and 739,420 options available for issuance under the Fiscal 2001 Plan. There are no options available for issuance under either the Fiscal 1997 Plan or the Fiscal 1998 Plan and there are no options issued and outstanding under either the Fiscal 1997 Plan or the Fiscal 1998 Plan. As options expire or are cancelled under the Fiscal 1997 and Fiscal 1998 Plans, they are not re-issued.

As of December 31, 2006, there were 150,000 warrants outstanding and exercisable. On December 2, 2003, we issued a warrant, exercisable during a 5 year period beginning December 2, 2003, to purchase 300,000 common shares of our stock at an exercise price of $1.15 per share to Brean Murray as compensation as our financial advisor. In June 2004, we amended the December 2, 2003 Financial Advisory Agreement with Brean Murray and Brean Murray surrendered 150,000 of the 300,000 warrants to purchase common stock (a copy of this amendment was filed as Exhibit 10.19.1 to the Company’s Form 10QSB for the quarter ended June 30, 2004).

If these options or warrants are exercised, the common shares issued will be freely tradable, increasing the total number of common shares issued and outstanding. If these shares are offered for sale in the public market, the sales could adversely affect the prevailing market price by lowering the bid price of our securities. The exercise of any of these options or warrants could also materially impair our ability to raise capital through the future sale of equity securities because issuance of the common shares underlying the options and warrants would cause further dilution of our securities. The options and warrants are subject to, or contain certain anti-dilution protection that may result in the issuance of additional shares under some circumstances including, but not limited to, paying of a dividend in common shares, a declaration of a dividend payable in a form other than common shares in an amount that has a material effect on the price of common shares, a combination or consolidation of the outstanding common shares (by reclassification or otherwise) into a lesser number of common shares, a recapitalization, a spin-off or a similar occurrence, or in the case of the warrants, a sale of our common shares, or a security convertible into common shares, for consideration per share less than the exercise price of the warrants.

Substantial resale of restricted securities may depress the market price of our securities.

There are 4,379,055 common shares presently issued and outstanding as of the date hereof that are “restricted securities” as that term is defined under the Securities Act of 1933, as amended, (the “Securities Act”) and in the future may be sold in compliance with Rule 144 of the Securities Act, or pursuant to a Registration Statement filed under the Securities Act. Rule 144 provides that a person holding restricted securities for a period of one year or more may, in any three month period, sell those securities in unsolicited brokerage transactions or in transactions with a market maker, in an amount equal to the greater of one percent of our outstanding common shares or the average weekly trading volume for the prior four weeks. Sales of unrestricted shares by affiliates of the Company are also subject to the same limitation upon the number of shares that may be sold in any three-month period. Investors should be aware that sales under Rule 144 or 144(k), or pursuant to a registration statement filed under the Act, may depress the market price of our Company’s securities in any market that may develop for such shares.

We may need additional funding for our existing and future operations.

The Company believes that its current cash balances, and cash generated from future operations will be sufficient to fund operations for the next twelve months. This estimate is based on certain assumptions and there can be no assurance that unanticipated costs will not be incurred. Future events, including the problems, delays, expenses and difficulties which may be encountered in establishing and maintaining a substantial market for our products, could make cash on hand insufficient to fund operations. If cash generated from operations is insufficient to satisfy the Company's working capital and capital expenditure requirements, the Company may be required to sell additional equity or debt securities or obtain additional credit facilities. There can be no assurance that such financing will be available or that the Company will be able to complete financing on satisfactory terms, if at all. Any such equity financing may result in further dilution to existing shareholders.

Our ability to retain and attract market makers is important to the continued trading of our securities.

Our common shares trade on the NASDAQ Capital Market under the symbol “ABMC”. In the event that the market makers cease to function as such, public trading in our securities will be adversely affected or may cease entirely.

If we fail to meet the continued listing requirements of the NASDAQ Capital Market, our securities could be delisted.

Our securities are listed on the NASDAQ Capital Market. The NASDAQ Stock Market's Marketplace Rules impose requirements for companies listed on the NASDAQ Capital Market to maintain their listing status, including but not limited to minimum common share bid price of $1.00, and $2,500,000 in shareholders' equity or $500,000 in net income in the last fiscal year. As of the date of this report our common shares are not trading below the minimum bid requirement but as recently as February 2007, our common shares were trading below the minimum bid requirement (see Current Reports on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on August 28, 2006, February 21, 2007 and February 23, 2007). Failing to meet the minimum bid requirements may result in delisting of the Company’s securities.

Delisting could reduce the ability of investors to purchase or sell our securities as quickly and as inexpensively as they have done historically and could subject transactions in our securities to the penny stock rules. Furthermore, failure to obtain listing on another market or exchange may make it more difficult for traders to sell our securities. Broker-dealers may be less willing or able to sell or make a market in our securities because of the penny stock disclosure rules. Not maintaining a listing on a major stock market may result in a decrease in the trading price of our securities due to a decrease in liquidity and less interest by institutions and individuals in investing in our securities. Delisting from the NASDAQ Capital Market would also make it more difficult for us to raise capital in the future.

In the future, we will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

In the near future, we will incur significant legal, accounting and other expenses. The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), as well as new rules subsequently implemented by the SEC, have imposed various new requirements on public companies. Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, commencing for our fiscal year ended December 31, 2007, management must perform system and process evaluation and testing on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Subsequently commencing in our fiscal year ended December 31, 2008, our independent registered public accounting firm will report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act.

Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.

Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

ITEM 2. DESCRIPTION OF PROPERTY

In November 2001, we purchased our Kinderhook, New York facility and the surrounding 107 acres. We obtained a mortgage from Hudson River Bank & Trust Company (now First Niagara Financial Group (“FNFG”)) in the amount of $360,000, a loan in the amount of $240,000 from the New York State Business Development Corporation and a loan from the Columbia Economic Development Corporation in the amount of $120,000. On March 31, 2003 the Company sold approximately 85 acres of land at its Kinderhook headquarters for $150,000. On November 6, 2006, we refinanced our loans with these three entities and obtained a new loan through FNFG, in the amount of $775,000. In addition to the payoff of these previous loans, we received proceeds of $154,239 after closing costs and accrued interest, to be used to refinance other existing debt (See Current Report on Form 8-K filed with the SEC on November 9, 2006).

In August 2002, we combined a lease for 4,000 square feet of space and a lease for 5,200 square feet of space into one lease for our New Jersey facility. In December 2006, we obtained an additional 5,200 square feet of leased space. The total monthly cost of the combined 14,400 square feet is $7,143. (A copy of the most recent amendments to the lease is attached as an exhibit to this report on Form 10-KSB).

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

Market Information

Our common shares trade on the National Association of Securities Dealers Automated Quotation System Capital Market (NASDAQ Capital Market) under the symbol ABMC.

From January 1, 2006 through August 21, 2006 our common stock purchase warrants (“warrants”) traded on the NASDAQ Capital Market under the symbol ABMCW. The common stock purchase warrants expired on August 22, 2006 and ceased trading.

The following table sets forth the high and low sale prices of our securities as reported by the NASDAQ Capital Market for the periods indicated.

Common Shares

Fiscal year ending December 31, 2006	High	Low

Quarter ending December 31, 2006	$0.99	$0.87
Quarter ending September 30, 2006	$1.03	$0.85
Quarter ending June 30, 2006	$1.17	$0.87
Quarter ending March 31, 2006	$1.15	$0.87

Fiscal year ending December 31, 2005	High	Low

Quarter ending December 31, 2005	$1.26	$1.01
Quarter ending September 30, 2005	$1.11	$0.78
Quarter ending June 30, 2005	$1.00	$0.72
Quarter ending March 31, 2005	$1.64	$0.84

Warrants

Fiscal year ending December 31, 2006	High	Low

Quarter ending December 31, 2006	NA	NA
Quarter ending September 30, 2006(1)	$0.17	$0.01
Quarter ending June 30, 2006	$1.00	$0.03
Quarter ending March 31, 2006	$0.40	$0.03

(1)	Notes trading July 1, 2006 through August 21, 2006. Common stock purchase warrants that had been trading expired on August 22,2006. Actual last date of trading due to expiration was August 17, 2006.

Fiscal year ending December 31, 2005	High	Low

Quarter ending December 31, 2005	$0.28	$0.05
Quarter ending September 30, 2005	$0.32	$0.18
Quarter ending June 30, 2005	$0.40	$0.02
Quarter ending March 31, 2005	$0.60	$0.08

Holders

As of March 21, 2007, there were approximately 4,500 holders of our securities. As of March 21, 2007 there were outstanding 21,719,768 common shares.

Dividends

The Company has not declared any dividends on our common shares and does not expect to do so in the foreseeable future. Future earnings, if any, will be retained for use in the Company's business.

Securities authorized for issuance under equity compensation plans

The Board of Directors of the Company has adopted 4 Nonstatutory Stock Option Plans that have subsequently been approved by the shareholders, providing for the granting of options to employees, directors, and consultants. As of December 31, 2006, there were 3,993,080 options issued and outstanding under all four plans combined. As of December 31, 2006, there were 748,920 options available for issuance under the plans.

On December 2, 2003, under a Financial Advisory Agreement, the Company issued a 5 year warrant to purchase 150,000 common shares of ABMC stock at an exercise price of $1.15 to Brean Murray & Co.

The following table summarizes this information as of December 31, 2006, with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity Compensation Plans approved by security holders	3,993,080	$1.32	748,920
Equity Compensation Plans not approved by security holders	150,000	$1.15	NA

Recent sales of unregistered securities

None.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

Critical Accounting Policies and Estimates

American Bio Medica Corporation's (“ABMC’s”) discussion and analysis of its financial condition and results of operations are based upon ABMC's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires ABMC to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, ABMC evaluates its estimates, including those related to product returns, bad debts, inventories, income taxes, warranty obligations, and contingencies and litigation. ABMC bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123(R)”), which amends SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS No. 123”), and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires compensation expense to be recognized for all share-based payments made to employees based on the fair value of the award at the date of grant, eliminating the intrinsic value alternative allowed by SFAS No. 123. Generally, the approach to determining fair value under the original pronouncement has not changed. However, there are revisions to the accounting guidelines established, such as accounting for forfeitures, which will change our accounting for stock-based awards in the future. We adopted SFAS No. 123(R) on January 1, 2006.

On December 14, 2005 the Company accelerated the vesting date of all outstanding stock options, issued prior to that date, that were not yet fully vested, to that date. The pro-forma income or expense in Note A [13] reflects this acceleration.

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

Results of operations for the twelve months ended December 31, 2006 as compared to the twelve months ended December 31, 2005

Net sales increased to $13.8 million for the twelve months ended December 31, 2006 as compared to $13.0 million for the twelve months ended December 31, 2005, representing an increase of $800,000 or 6%. The increase is attributable to growth in international sales as well as contract manufacturing.

During the twelve months ended December 31, 2006, the Company continued its program to market and distribute its primary product, the Rapid Drug Screen, together with its oral fluid test (OralStat), InCup, Rapid TEC, and Rapid TOX. To further enhance the Company’s portfolio of products and to continue to meet the market needs for alternative tests and test methods, throughout 2006 the Company submitted applications for, and received FDA 510(k) clearance on its Rapid TOX cassette products (in May 2006), its more sensitive test for Cocaine detection (in June 2006) and its test to detect Buprenorphine (in August 2006).

The Company continued to see increases in its contract manufacturing sales during 2006. Products the Company was contracted to manufacture in 2006 included a point of collection test for HIV, a point of collection test for the detection of a ruptured fetal amniotic membrane, a point of collection test for the detection of Respiratory Syncytial Virus (“RSV”), a juvenile respiratory disease and several mycotoxin tests. Contract manufacturing contributed $824,000, or 6% of net revenue, during 2006 and $181,000, or 1% in 2005. The Company reached an agreement with the initial third party developer and the current distributor of the RSV test in December 2005. Under the terms of the agreement the Company works directly with the distributor to streamline the manufacturing, production and delivery of the RSV test, and pays a royalty to the initial third party developer.

Cost of goods sold for the twelve months ended December 31, 2006 was $7.0 million, or 51% of net sales, unchanged from $7.0 million, or 54% of net sales, for the twelve months ended December 31, 2005. Included in the cost of sales in 2005 are inventory disposals of approximately $225,000 resulting from enhancements made to the Company’s OralStat product during 2005. An additional $45,000 of aging Rapid TEC inventory components were disposed of during 2005 with the introduction of the Rapid TOX product during the fourth quarter. Further, the introduction of our Rapid TOX product required additional expenditures in labor and overhead to manufacture and assemble the initial working inventory prior to the product’s introduction. This resulted in increases in manufacturing and assembly expense causing an increase in the cost of sales during the fourth quarter of 2005. Reliance on outside assembly to supplement in-house production during times of increased demand for products also contributed to higher cost of sales during 2005.

At the end of 2005, the Company increased its reserve for slow moving and obsolete inventory from $100,000 to $250,000. This increase was consistent with the increased diversity of products being offered by the Company as well as changes to the Company’s sales dynamics. Such changes in sales dynamics included the shift of customers purchasing the Company’s newer products rather than more established products. This shift resulted in residual stocks of inventory components for products for which demand has declined. In the aggregate, $425,000, or 6%, of the cost of goods sold in 2005 relates to these necessary disposals, and the increase in the reserve for slow moving and obsolete inventory. There were no similar disposals of inventory during 2006 and the Company believes its current reserve of $250,000 is adequate.

Costs of raw materials, with the exception of some petroleum by-product based components, remained relatively unchanged during 2006. With the introduction of several new products, material costs have increased in the aggregate and the Company is required to maintain higher inventory to stock all necessary components. Aggregate labor costs and overhead associated with manufacturing increased slightly during the twelve months ended December 31, 2006 and pricing has remained relatively consistent to allow the Company to be competitive in the marketplace. The increase in labor cost stems from the greater diversity and complexity of the new products and the reliance on temporary resources to increase output capacity.

Operating expenses for the fiscal year ended December 31, 2006 increased by $167,000, or 3%, to $6,552,000, or 47% of net sales, compared to $6,385,000, or 49% of net sales, for the fiscal year ended December 31, 2005. Decreases of $77,000 in research and development and $20,000 in selling and marketing expenses were offset by an increase of $264,000 in general and administrative expense, primarily due to license amortization and investor relations expense.

The Company received other income equal to $10,000 in 2006 attributable to a grant, having also received $10,000 in 2002, 2003 and 2005. The original grant was received from the Columbia Economic Development Corporation in two parts and totaled $75,000 as of December 31, 2004. The Company received a final installment of $25,000 in the first quarter of 2005. Under the terms of the grant, the Company is obligated to return a portion of the grant if the employee levels in the Kinderhook facility fall below 45 employees at any time during the year. The portion of the grant to be repaid declined from 100% in 2002 to 90% in 2003 to 80% in 2004 and 70% in 2005, and is expected to decline an additional 10% each year until 2013. The employment at the Kinderhook facility did not drop below 45 employees at any time during 2006 or 2005.

As a result of the adoption of the September 2006 Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 108 (see Effect of Recent Accounting Pronouncements found on page 25), the Company has included a cumulative adjustment for a vacation accrual in its financial statements for the year ended December 31, 2006 that has not been previously recorded. This liability of $80,000 has accumulated steadily over a ten year period. The vacation accrual has been evaluated each year and with each successive year adjustment considered immaterial to both the current year and the prior year. At December 31, 2006 unpaid vacation was estimated to be approximately $80,000, which is material to the financial statements under the SAB 108.

Research and development

Research and development (“R&D”) expenses for the twelve months ended December 31, 2006 were $606,000, or 4% of net sales, a decrease of $77,000, or 11%, compared to $683,000, or 5% of net sales for the twelve months ended December 31, 2005. The decrease in expense is due primarily to the departure of a senior member of the R&D group in late 2005 and the subsequent reorganization of that department resulting in operating savings. Further, in August 2006 the Company entered into a supply agreement with Nanogen, a manufacturer of cardiac marker devices used in hospitals and laboratories, seeking to augment their product with the Company’s drugs of abuse panels. The Company received $25,000 for an initial evaluation of this opportunity and development of an integration plan. This $25,000 is included as a reduction of expense in R&D during 2006, consistent with similar projects conducted in prior years. The initial evaluation appeared beneficial to both organizations and development continues. The R&D group also focused on: finalizing development of our test for Buprenorphine, our more sensitive cocaine test and our Rapid TOX cassette product as well as the development of another version of our OralStat product to be sold as an alternative to the current configuration, and evaluation of several new contract manufacturing opportunities.

Selling and marketing

Selling and marketing expenses were $3,325,000, or 24% of net sales, in 2006, compared to $3,345,000, or 26% of net sales in 2005, a decrease of $20,000 or less than 1%. The slight decrease in expense is primarily due to savings in commissions, travel and entertainment related expense, advertising, and trade shows. These savings were partially offset by increases in consulting expense and royalty expense stemming from the agreement reached with the contract-manufacturing customer for whom the RSV test is manufactured. The Company is re-focusing its resources to grow its inside sales department. Due to attrition and some planned reductions of regional sales staff during the third and fourth quarters of 2006, the Company increased the number of individuals in its inside sales group to focus on developing more workplace customers. As of December 31, 2006 the Company employed 17 sales professionals in total, comprised of a vice president of sales & marketing, 6 regional sales representatives, 8 insides sales representatives and 2 international sales representatives.

General and administrative

General and administrative expenses were $2,621,000, or 19% of net sales, in 2006, compared to $2,357,000, or 18% of net sales, in 2005, representing an increase of $264,000 or 11%. Driving this were increases in investor relations, quality assurance, salaries and wages, consulting fees, accounting fees, legal fees for patents and licenses, fees related to the sublicense entered into during 2005, and non-cash compensation. Savings in insurance, legal fees not related to patents and licenses, and postage partially offset these increases. Investor relations expense increased due to an agreement entered into during the third quarter of 2005 with an investor relations firm as well as increased travel related expenses. The agreement with the investor relations firm included cash payments of $9,000 per month and the issuance of 75,000 shares of common stock. The Company terminated this agreement in the fourth quarter of 2006. The common stock was issued during December 2005 and resulted in a non-cash expense of $88,000 in the fiscal year ended December 31, 2005. In the fourth quarter of 2006 the Company contracted a new investor relations firm. The agreement is month-to-month at a cost of $2,500 per month. Non-cash compensation in 2006 stems from the issuance of stock options to two employees, the Chief Financial Officer and the Vice President of Product Development. Total non-compensation expense in 2006 was $37,000.

Management believes that the amount of research and development, selling and marketing and general and administrative costs may increase as the Company creates the necessary infrastructure to continue: to develop new products and enhance its current products to meet the changing needs of the point of collection testing markets, to grow our contract manufacturing operations, promotion of our products in our markets, and to institute changes necessary to comply with various new public company reporting requirements including but not limited to requirements related to internal controls over financial reporting.

LIQUIDITY AND CAPITAL RESOURCES AS OF DECEMBER 31, 2006

The Company's cash requirements depend on numerous factors, including product development activities, penetration of the direct sales market, market acceptance of our new products, and effective management of inventory levels in response to sales forecasts. The Company expects to devote capital resources to continue product development, expand manufacturing capacity and continue research and development activities. The Company will examine other growth opportunities including strategic alliances and expects such activities will be funded from existing cash and cash equivalents, issuance of additional equity or additional borrowings, subject to market and other conditions. The Company believes that our current cash balances, together with cash generated from future operations will be sufficient to fund operations for the next twelve months. If cash generated from operations is not sufficient to satisfy the Company's working capital and capital expenditure requirements, the Company may be required to sell additional equity or obtain additional credit facilities. There is no assurance that such financing will be available or that the Company will be able to complete financing on satisfactory terms, if at all.

The Company’s working capital increased $300,000 to $4,856,000 at December 31, 2006, compared to $4,556,000 million at December 31, 2005. The Company has historically satisfied net working capital requirements through cash from operations and occasional proceeds from the exercise of stock options and warrants (approximately $600,000 since 2002). The last private placement of equity securities with institutional investors took place in August 2001. Net income of $196,000 in 2006 compared to a net loss of $376,000 in 2005, together with reductions in accounts payable and increases in inventory, offset by non-cash expenditures for depreciation and non-cash compensation expense and increases in accrued expense resulted in cash provided by operations of $342,000 for the twelve months ending December 31, 2006. The primary uses of cash during 2006 were the purchase of inventory components and the purchase of approximately $803,000 of property, plant and equipment. Included in operating results in 2005 are $225,000 of inventory disposals and an increase in the inventory reserve of $150,000. The Company has never paid any dividends on its common shares and anticipates that all future earnings, if any, will be retained for use in the Company's business.

At December 31, 2006 and 2005, the Company had cash and cash equivalents of $641,000 and $446,000 respectively. In addition, the Company has a revolving line of credit in the maximum amount of $875,000 with First Niagara Financial Group, Inc. ("FNFG"). The line is not to exceed 70% of accounts receivable less than 60 days. The purpose of the line of credit is to provide working capital. The interest rate is .25% above the FNFG prime rate. The Company is required to maintain net worth (stockholders’ equity) greater than $5 million and working capital greater than $4 million. Further the Company is required to maintain a minimum Debt Service Coverage ratio of not less than 1.2:1.0 measured at each fiscal year end beginning December 31, 2006. Debt Service Coverage Ratio is defined as Net Operating Income divided by Annual principal and interest payments on all loans relating to subject property. There is no requirement for repayment of all principal annually on this line of credit. The amount outstanding on this line of credit at December 31, 2006 was $163,000.

The Company obtained an additional line of credit from FNFG for $75,000 during the first quarter of 2006. The line of credit is to be used exclusively for payments on a sublicense agreement entered into during the first quarter of 2006. The interest rate is .50% above the FNFG prime rate and principal may be repaid at any time and borrowed again as needed. There is no requirement for repayment of all principal annually on this line of credit. The Company intends to repay the funds drawn down on this line within one year to allow borrowing of additional amounts related to future payments due under the Sublicense Agreement. The amount outstanding on this line of credit at December 31, 2006 was $13,000. Both lines are secured by all of the assets and personal property of the Company, wherever located, now owned or hereafter acquired, including accounts receivable, contract rights, health care insurance receivables, chattel paper, inventory, equipment, instruments, including promissory notes, investment property, documents, deposit accounts, general intangibles, including payment intangibles and supporting obligations.

On November 6, 2006, the Company closed on a real estate mortgage refinancing related to its facility in Kinderhook, New York. The new loan through First Niagara Financial Group (“FNFG”) is in the amount of $775,000 and has a term of ten (10) years with a twenty (20) year amortization. The interest rate is fixed at 7.50% for the first five (5) years. Beginning with year six (6) and through the end of the loan term, the rate changes to 2% above the Federal Home Loan Bank of New York five (5) year term, fifteen (15) year Amortization Advances Rate. The loan is collateralized by the Company's 30,000 square foot facility in Kinderhook, New York and its personal property. The Company's monthly payment will be $6,293 and payments commence on January 1, 2007, with the final payment being due on December 1, 2016. The Company received proceeds of $154,000 after closing costs and accrued interest, the balance being a refinance of existing debt. The cash received was for improvements to the Kinderhook, New York property, including repaving of the driveway and parking lot and replacing the roof. Carl A. Florio, a member of the Company's Board of Directors is an officer of FNFG however Mr. Florio was not directly involved in this transaction.

Prior to this refinancing, the Company financed the acquisition of its Kinderhook, New York facility through a real estate mortgage loan with FNFG, a real estate mortgage loan with New York Business Development Corporation (“NYBDC”), and a real estate mortgage loan with Columbia Economic Development Corporation (“CEDC”). All three of these mortgage loans were paid in full as part of this refinancing.

The Company received proceeds of $247,000 from the exercise of 260,000 warrants, as well as $85,000 for the exercise of 100,000 options during 2006.

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

FAS No. 123(R) required adoption in the first interim or annual period beginning after December 15, 2005. The statement allows companies to adopt its provisions using either of the following transition alternatives:

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

ABMC adopted FAS No. 123(R) on January 1, 2006 using the modified prospective method. Because we previously accounted for share-based payments to our employees using the intrinsic value method, our results of operations have not included the recognition of compensation expense for the issuance of stock option awards. On December 14, 2005 the Company accelerated the vesting of all outstanding stock options that were not yet fully vested, to that date. Options granted to two employees during the second quarter of 2006 were accounted for in accordance with FAS No. 123(R).

FAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost, to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement may reduce our net operating cash inflows and increase our net financing cash flows in periods after adoption. The impact that this change in reporting will have on future periods cannot be determined at this time because the benefit recognized is dependent upon attributes that vary for each option exercise.

In May 2005, the FASB issued FAS No. 154. "Accounting Changes and Error Corrections” which replaced APB Opinion No. 20 and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements", and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement became effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. FAS No. 154 requires retrospective application to prior periods’ financial Statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. FAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. The Company does not believe that the adoption of FAS No. 154 will have a significant effect on its financial statements.

In September 2006 the FASB issued FAS No. 157 "Fair Value Measurements". FAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. The Company does not believe that the adoption of FAS No. 157 will have a significant effect on its financial statements.

In June 2006 the FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

The evaluation of a tax position in accordance with this Interpretation is a two-step process. The first step is recognition: The enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in one of the following:

a.	An increase in a liability for income taxes payable or a reduction of an income tax refund receivable

b.	A reduction in a deferred tax asset or an increase in a deferred tax liability

c.	Both (a) and (b).

An enterprise that presents a classified statement of financial position should classify a liability for unrecognized tax benefits as current to the extent that the enterprise anticipates making a payment within one year or the operating cycle, if longer. An income tax liability should not be classified as a deferred tax liability unless it results from a taxable temporary difference (that is, a difference between the tax basis of an asset or a liability as calculated using this Interpretation and its reported amount in the statement of financial position). This Interpretation does not change the classification requirements for deferred taxes.

Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Use of a valuation allowance as described in Statement 109 is not an appropriate substitute for the derecognition of a tax position. The requirement to assess the need for a valuation allowance for deferred tax assets based on the sufficiency of future taxable income is unchanged by this Interpretation. The Company does not believe that the adoption of FIN 48 will have a significant effect on its financial statements.

In September 2006 the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 108. The interpretation expresses the staff’s views regarding the process of quantifying financial statement misstatements. The staff is aware that certain registrants do not consider the effects of prior year errors on current year financial statements, thereby allowing improper assets or liabilities to remain unadjusted. While these errors may not be material if considered only in relation to the balance sheet, correcting the errors could be material to the current year income statement. The interpretations in this Staff Accounting Bulletin were issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet.

SAB 108 notes that a materiality evaluation must be based on all relevant quantitative and qualitative factors. This analysis generally begins with quantifying potential misstatements to be evaluated. The diversity in approaches for quantifying the amount of misstatements primarily stems from the effects of misstatements that were not corrected at the end of the prior year (“prior year misstatements”). These prior year misstatements should be considered in quantifying misstatements in current year financial statements.

If the misstatement that exists after recording the adjustment in the current year financial statements is material (considering all relevant quantitative and qualitative factors), the prior year financial statements should be corrected, even though such revision previously was and continues to be immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended.  Such correction is permitted to be made the next time the registrant files the prior year financial statements.

To provide full disclosure, registrants electing not to restate prior periods should reflect the effects of initially applying this guidance in their annual financial statements covering the first fiscal year ending after November 15, 2006. The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year, and the offsetting adjustment should be made to the opening balance of retained earnings for that year. Registrants should disclose the nature and amount of each individual error being corrected in the cumulative adjustment. The disclosure should also include when and how each error being corrected arose and the fact that the errors had previously been considered immaterial.

Prior to SAB 108, the Company used the “roll-over” method for accounting for audit differences. It was determined that under the rollover method, a vacation accrual was not material to the financial statements taken as a whole in any given year. At December 31, 2006 unpaid vacation was estimated to be approximately $80,000, which is material to the F/S under the SAB 108. This liability of $80,000 has accumulated steadily over a ten-year period. A change in accounting principle has been recorded in 2006 financial statements that has not been previously recorded. The adjustment is included in the beginning balances (December 31, 2005) of wages payable and the accumulated deficit.

ITEM 7.  FINANCIAL STATEMENTS

The Company's Financial Statements are set forth beginning on page F-1.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

On March 9, 2007, American Bio Medica Corporation carried out an evaluation, under the supervision and with the participation of the Chief Financial Officer and the Chief Executive Officer, to evaluate the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")). Based on that evaluation, the Chief Financial Officer and the Chief Executive Officer have concluded that American Bio Medica Corporation's disclosure controls and procedures as of December 31, 2006, are effective for recording, processing, summarizing, and reporting information that is required to be disclosed in their reports under the Exchange Act, as amended, within the time periods specified in the Securities and Exchange Commission's rules and forms.

There were no changes in American Bio Medica Corporation’s internal controls over financial reporting during the fourth quarter that have materially affected, or are reasonably likely to materially affect, American Bio Medica Corporation’s internal control over financial reporting. The Company may be required to hire additional finance personnel and/or contract experts in 2007 to assist with ensuring compliance with the internal control and financial reporting requirements of Sarbanes Oxley Act of 2002.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information required by this item is contained in our definitive Proxy Statement with respect to our Annual Meeting of Shareholders for the fiscal year ending December 31, 2006, under the captions “Discussion of Proposal Recommended by Board”, “Directors that are not Nominees”, “Additional Executive Officers and Senior Management”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Code of Ethics”, “Audit Committee” and “Audit Committee Financial Expert” and is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION

The information required by this item is contained in our definitive Proxy Statement with respect to our Annual Meeting of Shareholders for the fiscal year ending December 31, 2006, under the caption “Executive Compensation”, and is incorporated herein by reference.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is contained within Item 5. Market for Common Equity and Related Stockholders Matters earlier in this Annual Report on Form 10-KSB and in our definitive Proxy Statement with respect to the Annual Meeting of Shareholders for the fiscal year ending December 31, 2006, under the caption “Security Ownership of Management and Certain Beneficial Owners” and is incorporated herein by reference.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is contained in our definitive Proxy Statement with respect to the Annual Meeting of Shareholder for the fiscal year ending December 31, 2006, under the caption “Certain Relationships and Related Transactions” and “Independent Directors”, and is incorporated herein by reference.

Item 13.  Exhibits

(a) Exhibits

Number	Description of Exhibits

3.5	Bylaws(1)

3.50	Amended and Restated Bylaws(5)

3.6	Fifth amendment to the Certificate of Incorporation (filed as Exhibit 3.6 to the Company’s Form SB-2 filed on November 21, 1996 and incorporated herein by reference)

3.7	Sixth amendment to the Certificate of Incorporation(5)

4.2	Investor Registration Rights Agreement, dated August 22, 2001, among American Bio Medica Corporation and the investors(4)

4.3	Placement Agent Registration Rights Agreement, dated August 22, 2001, among American Bio Medica Corporation and the placement agent and its sub-agents(4)

4.4	Form of Warrant Agreement and Warrant among American Bio Medica Corporation and the investors(4)

4.5	Form of Warrant Agreement and Warrant among American Bio Medica Corporation and the placement agent and its sub-agents(4)

4.6	Fiscal 1997 Nonstatutory Stock Option Plan (filed as part of the Company’s Proxy Statement for its Fiscal 1997 Annual Meeting and incorporated herein by reference) (a)

4.7	Services Agreement dated September 7, 2005 by and between the Company and Barretto Pacific Corporation(10)

4.8	Stock Grant Agreement dated September 7, 2005 by and between the Company and Barretto Pacific Corporation(10)

4.14	Fiscal 1998 Nonstatutory Stock Option Plan (filed as part of the Company’s Proxy Statement for its Fiscal 1998 Annual Meeting and incorporated herein by reference) (a)

4.15	Fiscal 2000 Nonstatutory Stock Option Plan (filed as part of the Company’s Proxy Statement for its Fiscal 2000 Annual Meeting and incorporated herein by reference) (a)

4.16	Common Stock Purchase Agreement dated April 28, 2000 by and between the Company and Seaside Partners, L.P.(2)

4.17	Fiscal 2001 Nonstatutory Stock Option Plan (filed as part of the Company’s Proxy Statement for its Fiscal 2002 Annual Meeting and incorporated herein by reference) (a)

4.18	Extension Agreement by and between the Company and Steven Grodko

4.19	Registration Letter Agreement by and between the Company and Steven Grodko

10.3	Term Note with First Niagara Bank(11)

10.6	Contract of Sale dated May 19, 1999/Kinderhook, New York facility(2)

10.7	Agreement of Lease dated May 13, 1999/Kinderhook, New York facility(2)

10.8	Lease dated August 1, 1999/New Jersey facility(2)

10.9	Amendment dated March 23, 2001 to Lease dated August 1, 1999/New Jersey facility(3)

10.10	Amended Contract of Sale dated May, 2001/Kinderhook, New York facility(3)

10.11	Financial Advisory Agreement dated May 2, 2001 by and between Brean Murray & Co., Inc. and the Company(3)

10.12	Employment contract between the Company and Robert L. Aromando, Jr. (a)(3)

10.13	Employment contract between the Company and Stan Cipkowski (a)(3)

10.14	Employment contract between the Company and Douglas Casterlin (a)(3)

10.15	Employment contract between the Company and Keith E. Palmer (a)(3)

10.16	Warrant Agreement dated November 15, 2001 by and between the Company and Hudson River Bank & Trust Company(5)

10.17	Amendment No.3 dated August 20, 2002/New Jersey facility(6)

10.18	Employment contract between the Company and Gerald A. Moore (a)(6)

10.19	Financial Advisory Agreement dated December 2, 2003 by and between Brean Murray & Co., Inc and the Company(7)

10.19.1	Settlement letter dated June 21, 2004 by and between Bran Murray & Co., Inc and the Company(8)

10.20	Contract of Sale/land-Kinderhook, NY facility(7)

10.21	Employment contract between the Company and Stan Cipkowski(a),(7)

10.22	Employment contract between the Company and Stan Cipkowski(a),(9)

10.23	Employment contract between the Company and Stan Cipkowski(12)

10.24	Employment contract between the Company and Keith E. Palmer(12)

10.25	Amendment No 4 dated October 9, 2006/Lease of New Jersey facility

10.26	Amendment No. 5 dated January 19, 2007/Lease of New Jersey facility

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer

32.2	Section 1350 Certification of the Chief Financial Officer

a)	indicates an employee benefit plan, management contract or compensatory plan or arrangement in which a named executive officer participates.

(1)	Filed as the exhibit number listed to the Company’s Form 10-SB filed on November 21, 1996 and incorporated herein by reference.

(2)	Filed as the exhibit number listed to the Company’s Form 10-KSB filed on August 11, 2000 and incorporated herein by reference.

(3)	Filed as the exhibit number listed to the Company’s Form 10-KSB filed on August 13, 2001 and incorporated herein by reference.

(4)	Filed as the exhibit number listed to the Company’s Form S-3 filed on September 26, 2001 and incorporated herein by reference.

(5)	Filed as the exhibit number listed to the Company’s Form 10-KSB filed on April 15, 2002 and incorporated herein by reference.

(6)	Filed as the exhibit number listed to the Company’s Form 10-KSB filed on March 31, 2003 and incorporated herein by reference.

(7)	Filed as the exhibit number listed to the Company’s Form 10-KSB filed on May 10, 2004 and incorporated herein by reference.

(8)	Filed as the exhibit number listed to the Company’s Form 10-QSB filed August 10, 2004 and incorporated herein by reference.

(9)	Filed as the exhibit number listed to the Company’s Form 10-QSB filed on November 12, 2004 and incorporated herein by reference.

(10)	Filed as the exhibit number listed to the Company’s Form 10-QSB filed on November 8, 2005 and subsequently amended on Form 10-QSB/A filed on February 24, 2006 and incorporated herein by reference.

(11)	Filed as the exhibit number listed to the Company’s Form 8-K filed on January 24, 2007 and incorporated herein by reference.

(12)	Filed as the exhibit number listed to the Company’s Form 10-KSB filed on March 31, 2006 and incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is contained in our definitive Proxy Statement with respect to the Annual Meeting of Shareholder for the fiscal year ending December 31, 2006, under the caption “Independent Public Accountants”, and is incorporated herein by reference.

AMERICAN BIO MEDICA CORPORATION

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN BIO MEDICA CORPORATION

By	/s/ Keith E. Palmer
Keith E. Palmer
Chief Financial Officer
(Principal Accounting Officer)
Executive Vice President, Finance

Date: March 29, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2007:

/s/ Stan Cipkowski	Chief Executive Officer & Director
Stan Cipkowski	(Principal Executive Officer)

/s/ Edmund Jaskiewicz	Chairman and President
Edmund Jaskiewicz

/s/Richard P. Koskey	Director
Richard P. Koskey

/s/ Daniel W. Kollin	Director
Daniel W. Kollin

/s/ Anthony G. Costantino	Director
Anthony G. Costantino

/s/ Carl A. Florio	Director
Carl A. Florio

/s/ Keith E. Palmer	Chief Financial Officer
Keith E. Palmer	(Principal Financial Officer) Executive Vice President, Finance

S-1

AMERICAN BIO MEDICA CORPORATION

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
American Bio Medica Corporation

We have audited the accompanying balance sheets of American Bio Medica Corporation as of December 31, 2006 and 2005, and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Bio Medica Corporation as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY LLP
Albany, New York
March 28, 2007

AMERICAN BIO MEDICA CORPORATION

Balance Sheets

	December 31,	December 31,
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$641,000	$446,000
Accounts receivable - net of allowance for doubtful accounts of $105,000 at December 31, 2006 and 2005	1,313,000	1,370,000
Inventory - net of reserve for slow moving and obsolete inventory of $250,000 at December 31, 2006 and 2005	4,859,000	4,444,000
Prepaid and other current assets	165,000	109,000
Total current assets	6,978,000	6,369,000

Property, plant and equipment, net	1,982,000	1,562,000
Other assets	57,000	7,000

Total Assets	$9,017,000	$7,938,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,091,000	$1,380,000
Accrued expenses	509,000	130,000
Wages payable	269,000	257,000
Note payable		7,000
Patent sublicense current	50,000
Line of credit	176,000
Current portion of long term debt	17,000	29,000
Current portion of unearned grant	10,000	10,000
Total current liabilities	2,122,000	1,813,000

Patent sub-license non-current	50,000
Long-term debt	758,000	592,000
Unearned grant	50,000	60,000
Total liabilities	2,980,000	2,465,000

Commitments and contingencies

Stockholders' equity:
Preferred stock; par value $.01 per share; 5,000,000 shares authorized, none issued and outstanding
Common stock; par value $.01 per share; 50,000,000 shares authorized; 21,719,768 shares issued and outstanding at December 31, 2006 and 21,359,768 shares issued and outstanding at December 31, 2005	217,000	214,000
Additional paid-in capital	19,218,000	18,853,000
Accumulated deficit	(13,398,000)	(13,594,000)

Total stockholders’ equity	6,037,000	5,473,000

Total liabilities and stockholders’ equity	$9,017,000	$7,938,000

The accompanying notes are an integral part of the financial statements

AMERICAN BIO MEDICA CORPORATION

Statements of Operations

	For the Year Ended December 31, 2006	For the Year Ended December 31, 2005

Net sales	$13,838,000	$13,015,000

Cost of goods sold	7,035,000	6,970,000

Gross profit	6,803,000	6,045,000

Operating expenses:
Research and development	606,000	683,000
Selling and marketing	3,325,000	3,345,000
General and administrative	2,621,000	2,357,000

Operating income (loss)	251,000	(340,000)

Other income (expense):
Other income	10,000	15,000
Interest income	7,000	5,000
Interest expense	(67,000)	(55,000)

Income (loss) before tax	201,000	(375,000)

Income tax	(5,000)	(1,000)
Net income (loss) after tax	$196,000	$(376,000)
Basic and diluted income (loss) per common share	$.01	$(.02)

Weighted average number of shares outstanding - basic	21,484,000	21,310,000
Dilutive effect of stock options and warrants	89,000	122,000
Weighted average number of shares outstanding -diluted	21,573,000	21,432,000

The accompanying notes are an integral part of the financial statements

AMERICAN BIO MEDICA CORPORATION

Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance-December 31, 2004	21,282,268	$213,000	$18,763,000	$(13,138,000)	$5,838,000

Stock Option/Warrant Exercise	2,500		3,000		3,000
Stock issued for investor relations advisory services	75,000	1,000	87,000		88,000
Cumulative effect adjustment (Note A[13])				(80,000)	(80,000)
Net (loss)				(376,000)	(376,000)
Balance-December 31, 2005	21,359,768	$214,000	$18,853,000	$(13,594,000)	$5,473,000

Stock Option/Warrant Exercise	360,000	3,000	328,000		331,000
Non-cash compensation			37,000		37,000
Net income				196,000	196,000
Balance-December 31, 2006	21,719,768	$217,000	$19,218,000	$(13,398,000)	$6,037,000

The accompanying notes are an integral part of the financial statements

AMERICAN BIO MEDICA CORPORATION

 Statements of Cash Flows

	Year Ended	Year Ended
	December 31,	December 31,
	2006	2005
Cash flows from operating activities:
Net Income	$196,000	$(376,000)
Adjustments to reconcile net income to net cash provided by / (used in) operating activities:
Depreciation	376,000	378,000
Provision for slow moving and obsolete inventory		150,000
Compensatory stock and stock options	37,000	88,000
Unearned grant	(10,000)	(15,000)
Changes in:
Accounts receivable	58,000	(262,000)
Other assets		(1,000)
Inventory	(408,000)	(255,000)
Prepaid expenses	(8,000)	13,000
Accounts payable	(288,000)	23,000
Accrued expenses	378,000	(49,000)
Wages payable	11,000	(66,000)

Net cash provided by (used in) operating activities	342,000	(372,000)

Cash flows from investing activities:
Purchase of property, plant and equipment	(803,000)	(133,000)

Net cash used in investing activities	(803,000)	(133,000)

Cash flows from financing activities:
Proceeds from stock option exercise	85,000
Proceeds from warrant exercise	247,000	3,000
Proceeds from convertible grant		25,000
Proceeds from line of credit	176,000
Proceeds from debt financing	775,000
Payments on debt financing	(627,000)	(71,000)
Net cash provided by (used in) financing activities	656,000	(43,000)

Net increase (decrease) in cash and cash equivalents	195,000	(548,000)
Cash and cash equivalents - beginning of period	446,000	995,000
Cash and cash equivalents - end of period	$641,000	$446,000
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$67,000	$54,000

The accompanying notes are an integral part of the financial statements

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2006

NOTE A - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

The Company:

American Bio Medica Corporation (“ABMC” or the “Company”) was incorporated in the State of New York on April 10, 1986 and is in the business of developing, manufacturing, and marketing point of collection diagnostics test kits.

For the years ended December 31, 2006 and 2005, the Company had a net income of $196,000 and net loss of $376,000 respectively, and had net cash provided by operating activities of $342,000 in 2006 and net cash used operating activities of $372,000 in 2005. The Company increased cash balances by $195,000 during the twelve months ended December 31, 2006 and decreased cash balances by $548,000 during the twelve months ended December 31, 2005. The Company anticipates improvements in efficiency to lower the costs to manufacture products as improvements are made in the assembly processes, including initial steps taken in 2006 to automate the assembly of the Company’s newest product line Rapid TOX. As of December 31, 2006, the Company had an accumulated deficit of $13,398,000.

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

Accounts receivable consists of trade receivables due from customers for the sale of our products.  Payment terms vary on a customer-by-customer basis, and generally range from cash on delivery to net, 90 days.  Receivables are considered past due when it has exceeded its payment terms.  Accounts receivable have been reduced by an estimated allowance for doubtful accounts.  We estimate our allowance for doubtful accounts based on facts, circumstances and judgments regarding each receivable.  Customer payment history and patterns, historical losses, economic and political conditions, trends and individual circumstances are among the items considered when evaluating the collectability of the receivables. Accounts are reviewed regularly for collectability and those deemed uncollectible are written off.

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
December 31, 2006

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

Shipping and handling fees charged to customers are included in net sales, and shipping and handling costs incurred by the Company, to the extent of those costs charged to customers, are included in cost of sales. All shipping and handling costs not recovered from customers are reported in selling and marketing expense.

[8]	Research and development:

Research and development (“R&D”) costs are charged to operations when incurred. These costs include salaries, benefits, travel, supplies, depreciation of R&D equipment and other miscellaneous expenses. Amounts received from third parties to perform R&D projects are recorded as a reduction to R&D expense.

[9]	Income per common share:

Basic income per common share is calculated by dividing net income by the weighted average number of outstanding common shares during the period. For the year ended December 31, 2006 diluted net income per share includes the dilutive effect of 1,142,000 stock options and 0 warrants. For the year ended December 31, 2005, diluted net income per share includes the dilutive effect of 1,317,000 stock options and 400,000 warrants.

Potential common shares outstanding as of December 31, 2006 and 2005:

	December 31, 2006	December 31, 2005

Warrants	150,000	2,223,420
Options	3,993,080	4,268,080

For the twelve months ended December 31, 2006 the number of securities not included in the diluted EPS, because the effect would have been anti-dilutive, were 3,001,080. For the twelve months ended December 31, 2005 the number of securities not included in the diluted EPS, because the effect would have been anti-dilutive, were 4,774,500. The securities would have been anti-dilutive because the exercise price of the securities was greater than the average market price of the Company’s common shares for each of the fiscal years ended December 31, 2006 and 2005.

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2006

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

The carrying amounts of cash and cash equivalents, accounts receivable - net, other receivables, accounts payable, accrued expenses, and long term debt approximate their fair value based on the short term nature of those items.

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

In accordance with SFAS No. 123 (revised 2004), Share Based Payment, the Company began to recognize compensation expense for stock options on January 1, 2006. The weighted average fair value of options granted during the twelve months ended December 31, 2006 and 2005 was approximately $0.85 and $0.73, respectively.

The following schedule reflects the pro forma impact for 2005 on net income and earnings per common share of accounting for our stock option grants using SFAS No. 123, Accounting for Stock-Based Compensation, which would result in the recognition of compensation expense for the fair value of stock option grants. There is no pro-forma impact on 2006 as SFAS No. 123 (revised 2004) was adopted January 1, 2006:

	Year ended December 31,	Year ended December 31,
	2006	2005

Net Income/(loss):
As reported	$196,000	$(376,000)
Pro forma	196,000	(1,331,000)

Basic and fully diluted income/(loss) per share
As reported	$.01	$(.02)
Pro forma	$.01	$(.06)

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2006

	Year ended December 31,	Year ended December 31,
	2006	2005

Net Income, as reported	$196,000	$(376,000)
Stock-based employee compensation expense, determined under fair value based method for all awards	$0	$(955,000)
Proforma net (loss)	$196,000	$(1,331,000)

The fair value of our stock option grants in the table above was estimated utilizing the Black-Scholes option-pricing model. The following weighted average assumptions were used: dividend yield of zero percent; risk-free interest rates, which vary for each grant, ranging from 4.26% to 5.15%; expected life of ten years for all grants; and stock price volatility ranging from 72% to 75%. Black-Scholes is a formula that calculates an estimated value of stock options based on appreciation and interest rate assumptions. Therefore, the fair value calculation of a stock option using Black-Scholes is not necessarily indicative of the actual value of a stock option.

On December 14, 2005 the Company accelerated the vesting date of all outstanding stock options, issued prior to that date, that were not yet fully vested, to that date. Two employees were granted stock options on June 13, 2006, the Chief Financial Officer and the Vice President of Product Development. The exercise price of the options was the same as the closing price of the stock on the day of the grant. The calculated fair value of the options was $.85 per option and assumed no forfeitures. The value of these grants totaled $63,000, which is being amortized over the vesting period of one year from the date of grant. Total expense included in 2006 was $37,000. The remaining $26,000 is included in deferred non-cash compensation.

[14]	Concentration of credit risk:

The Company sells its drug testing products primarily to United States customers and distributors. Credit is extended based on an evaluation of the customer’s financial condition. At December 31, 2006, one customer accounted for 16% of total accounts receivable-net. This customer, Wampole Laboratories, subsequently paid $156,000 in the first quarter of 2007. Wampole is the distributor of the RSV test, a test manufactured by ABMC under a contract manufacturing agreement with Integrated Bio Technology Corporation. The outstanding balance was current at December 31, 2006 and resulted from several large shipments in December 2006. No customer represents more than 10% of accounts receivable-net at December 31, 2005. The Company establishes an allowance for doubtful accounts based on factors surrounding the credit risk of specific customers and other information.

The Company maintains certain cash balances at a financial institution that is federally insured and at times the balances have exceeded federally insured limits.

[15]	Reporting comprehensive income:

The Company reports comprehensive income in accordance with the provisions of SFAS No. 130, Reporting Comprehensive Income. The provisions of SFAS No. 130 require the Company to report the change in the Company's equity during the period from transactions and events other than those resulting from investments by, and distributions to, the shareholders.  For the years ended December 31, 2006 and 2005 comprehensive income was the same as net income.

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2006

[16]	Reclassifications:

Certain items have been reclassified from the prior years to conform to the current year presentation.

[17]	New accounting pronouncements:

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

FAS No. 123(R) required adoption in the first interim or annual period beginning after December 15, 2005. The statement allows companies to adopt its provisions using either of the following transition alternatives:

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

ABMC adopted FAS No. 123(R) on January 1, 2006 using the modified prospective method. Because we previously accounted for share-based payments to our employees using the intrinsic value method, our results of operations have not included the recognition of compensation expense for the issuance of stock option awards. On December 14, 2005 the Company accelerated the vesting of all outstanding stock options that were not yet fully vested, to that date. Options granted to two employees during the second quarter of 2006 and were accounted for in accordance with FAS No. 123(R).

FAS No. 123(R) also requires the benefits of tax deductions, in excess of recognized compensation cost, be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement may reduce our net operating cash inflows and increase our net financing cash flows in periods after adoption. The impact that this change in reporting will have on future periods cannot be determined at this time because the benefit recognized is dependent upon attributes that vary for each option exercise.

In May 2005, the FASB issued FAS No. 154. "Accounting Changes and Error Corrections” which replaced APB Opinion No. 20 and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements", and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement became effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. FAS No. 154 requires retrospective application to prior periods’ financial Statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. FAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. The Company does not believe that the adoption of FAS No. 154 will have a significant effect on its financial statements.

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2006

In September 2006 the FASB issued FAS No. 157 "Fair Value Measurements". FAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. The Company does not believe that the adoption of FAS No. 157 will have a significant effect on its financial statements.

In June 2006 the FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

The evaluation of a tax position in accordance with this Interpretation is a two-step process. The first step is recognition: The enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in one of the following:

a.	An increase in a liability for income taxes payable or a reduction of an income tax refund receivable

b.	A reduction in a deferred tax asset or an increase in a deferred tax liability

c.	Both (a) and (b).

An enterprise that presents a classified statement of financial position should classify a liability for unrecognized tax benefits as current to the extent that the enterprise anticipates making a payment within one year or the operating cycle, if longer. An income tax liability should not be classified as a deferred tax liability unless it results from a taxable temporary difference (that is, a difference between the tax basis of an asset or a liability as calculated using this Interpretation and its reported amount in the statement of financial position). This Interpretation does not change the classification requirements for deferred taxes.

Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Use of a valuation allowance as described in Statement 109 is not an appropriate substitute for the derecognition of a tax position. The requirement to assess the need for a valuation allowance for deferred tax assets based on the sufficiency of future taxable income is unchanged by this Interpretation. The Company does not believe that the adoption of FIN 48 will have a significant effect on its financial statements.

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2006

In September 2006 the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 108. The interpretation expresses the staff’s views regarding the process of quantifying financial statement misstatements. The staff is aware that certain registrants do not consider the effects of prior year errors on current year financial statements, thereby allowing improper assets or liabilities to remain unadjusted. While these errors may not be material if considered only in relation to the balance sheet, correcting the errors could be material to the current year income statement. The interpretations in this Staff Accounting Bulletin were issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet.

SAB 108 notes that a materiality evaluation must be based on all relevant quantitative and qualitative factors. This analysis generally begins with quantifying potential misstatements to be evaluated. The diversity in approaches for quantifying the amount of misstatements primarily stems from the effects of misstatements that were not corrected at the end of the prior year (“prior year misstatements”). These prior year misstatements should be considered in quantifying misstatements in current year financial statements.

If the misstatement that exists after recording the adjustment in the current year financial statements is material (considering all relevant quantitative and qualitative factors), the prior year financial statements should be corrected, even though such revision previously was and continues to be immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended.  Such correction is permitted to be made the next time the registrant files the prior year financial statements.

To provide full disclosure, registrants electing not to restate prior periods should reflect the effects of initially applying this guidance in their annual financial statements covering the first fiscal year ending after November 15, 2006. The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year, and the offsetting adjustment should be made to the opening balance of retained earnings for that year. Registrants should disclose the nature and amount of each individual error being corrected in the cumulative adjustment. The disclosure should also include when and how each error being corrected arose and the fact that the errors had previously been considered immaterial.

Prior to SAB 108, the Company used the “roll-over” method for accounting for audit differences. It was determined that under the rollover method, a vacation accrual was not material to the financial statements taken as a whole in any given year. At December 31, 2006 unpaid vacation was estimated to be approximately $80,000, which is material to the F/S under the SAB 108. This liability of $80,000 has accumulated steadily over a ten-year period. A change in accounting principle has been recorded in 2006 financial statements that has not been previously recorded. The adjustment is included in the beginning balances (December 31, 2005) of wages payable and the accumulated deficit.

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2006

NOTE B - INVENTORY

Inventory is comprised of the following:

	December 31, 2006	December 31, 2005

Raw Materials	$1,841,000	$2,043,000
Work In Process	2,485,000	2,049,000
Finished Goods	783,000	602,000
Reserve for slow moving and obsolete inventory	(250,000)	(250,000)
	$4,859,000	$4,444,000

NOTE C - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, are as follows:

	December 31, 2006	December 31, 2005

Land	$102,000	$102,000
Buildings and improvements	1,288,000	1,081,000
Manufacturing and warehouse equipment	1,815,000	1,254,000
Office equipment	378,000	350,000
	3,583,000	2,787,000
Less accumulated depreciation	1,601,000	1,225,000
	$1,982,000	$1,562,000

Depreciation expense was $376,000 and $378,000 for the years ended December 31, 2006 and 2005, respectively.

NOTE D - LONG TERM DEBT

Long-term debt at December 31, 2006 and December 31, 2005 consisted of the following:

	December 31, 2006	December 31, 2005
First Niagara Bank: Mortgage payable in equal monthly installments of $6,293 including interest at 7.50% through December 1, 2016 with a final lump sum payment of $534,000 at maturity, collateralized by the building, land and personal property.	$775,000	$327,000
New York Business Development Corporation: Mortgage payable in equal monthly installments of $1,996 including interest at 7.92% through January 1, 2012 with a final lump sum payment of $164,000 at maturity, collateralized by the building and land, equipment, and furniture and fixtures. Mortgage was refinanced in November 2006.		218,000
Columbia Economic Development Corporation: Mortgage payable in equal monthly installments of $1,159 including interest at 3.00% collateralized by building and land through January 1, 2012. Mortgage was refinanced in November 2006.		76,000
Modern Mold and Tool: Note payable in equal monthly installments of $3,729 including interest at 5.00% uncollateralized through February 1, 2006.		7,000
	775,000	628,000
Less current portion	(17,000)	(36,000)
Non-current portion	$758,000	$592,000

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2006

At December 31, 2006, the following are the maturities of long-term debt for each of the next five years:

2007	$17,000
2008	18,000
2009	20,000
2010	22,000
2011	23,000
Thereafter	675,000
$775,000

On November 6, 2006, the Company closed on a real estate mortgage refinancing related to its facility in Kinderhook, New York. The new loan through First Niagara Financial Group (“FNFG”) is in the amount of $775,000 and has a term of ten (10) years with a twenty (20) year amortization. The interest rate is fixed at 7.50% for the first five (5) years. Beginning with year six (6) and through the end of the loan term, the rate changes to 2% above the Federal Home Loan Bank of New York five (5) year term, fifteen (15) year Amortization Advances Rate. The loan is collateralized by the Company's 26,000 square foot facility in Kinderhook, New York and its personal property. The Company's monthly payment will be $6,293 and payments commence on January 1, 2007, with the final payment being due on December 1, 2016. The Company received proceeds of $154,000 after closing costs and accrued interest, the balance being a refinance of existing debt. The cash received was for improvements to the Kinderhook, New York property, including paving of the driveway and parking lot and replacing the roof. Carl A. Florio, a member of the Company's Board of Directors is an officer of FNFG however Mr. Florio was not directly involved in this transaction.

Prior to this refinancing, the Company financed the acquisition of its Kinderhook, New York facility through a real estate mortgage loan with FNFG, a real estate mortgage loan with New York Business Development Corporation (“NYBDC”), and a real estate mortgage loan with Columbia Economic Development Corporation (“CEDC”). All three of these mortgage loans were paid in full as part of this refinancing.

NOTE E - LINES OF CREDIT

The Company has available two lines of credit with First Niagara Financial Group, Inc. ("FNFG"). The first line has a maximum available line of $875,000, not to exceed 70% of accounts receivable less than 60 days for general operating use. The interest rate is .25% above the FNFG prime rate. The Company is required to maintain net worth (stockholder’s equity) greater than $5 million and working capital greater than $4 million. Further the Company is required to maintain a minimum Debt Service Coverage ratio of not less than 1.2:1.0 measured at each fiscal year end beginning December 31, 2006. Debt Service Coverage Ratio is defined as Net Operating Income divided by Annual principal and interest payments on all loans relating to subject property. There is no requirement for repayment of all principal annually on this line of credit. The amount outstanding on this line of credit was $164,000 at December 31, 2006 and $0 at December 31, 2005.

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2006

The second line of credit was obtained during the first quarter of 2006 for the limited purpose of paying amounts associated with a sublicense agreement executed during the first quarter. This line is for a maximum of $75,000 with an interest rate of .50% above the FNFG prime rate and the Company is not required to pay the principal down to $0 during each twelve-month period. The amount outstanding on this line of credit at December 31, 2006 was $12,000.

NOTE F - INCOME TAXES

A reconciliation of the U.S. Federal statutory income tax rate to the effective income tax rate is as follows:

	Year Ended December 31, 2006	Year Ended December 31, 2005

Tax (benefit)/expense at federal statutory rate	34%	34%
State tax (benefit)/expense, net of federal tax effect	5	5
Valuation allowance	(39)	(39)
Effective income tax rate	0%	0%

Significant components of the Company’s deferred tax assets are as follows:

	Year Ended December 31, 2006	Year Ended December 31, 2005

Inventory	$32,000	$29,000
Inventory reserve	98,000	98,000
Stock based compensation	14,000	34,000
Allowance for doubtful accounts	41,000	41,000
Property, plant, and equipment	(261,000)	(216,000)
Capital losses	-	-
Accrued compensation	(4,000)	13,000
Net operating loss carry-forward	3.498,000	3,558,000
Total gross deferred tax assets	3,418.000	3,557,000
Less valuation allowance	(3,418,000)	(3,557,000)
Net deferred tax assets	$-	$-

The valuation allowance for deferred tax assets as of December 31, 2006 and 2005 was $3,418,000 and $3,557,000, respectively. The net change in the valuation allowance was a decrease of $139,000 for the year ended December 31, 2006.

At December 31, 2006 the Company has Federal and New York state net operating loss carry forwards for income tax purposes of approximately $8,765,000, which begin to expire in 2009. In assessing the realizability of deferred tax assets, management considers whether or not it is more likely than not that some portion or all deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment.

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2006

The Company’s ability to utilize the operating loss carry forwards may be subject to an annual limitation in future periods pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, if future changes in ownership occur.

NOTE G - OTHER INCOME

Other income for the years ended 2006 and 2005 is comprised of amounts earned from a grant of $100,000 received from the Columbia Economic Development Corporation during 2002, 2003 and 2005. The grant is convertible to a loan based upon a percentage of the grant declining from 90% of the grant amount in 2003 to 0% in 2013. The unearned portion of the grant at December 31, 2006 is $60,000. The grant is convertible to a loan only if the employment levels in the Kinderhook facility drop below 45 employees at any time during the year. The employment levels in the Kinderhook facility were 87 and 75 at December 31, 2006 and 2005 respectively.

NOTE H - STOCKHOLDERS’ EQUITY

[1] Stock option plans:

The Company adopted the Fiscal 1997 Nonstatutory Stock Option Plan (the “1997 Plan”), the Fiscal 1998 Nonstatutory Plan (the “1998 Plan”), the Fiscal 2000 Nonstatutory Stock Option Plan (the “2000 Plan”), and the 2001 Nonstatutory Stock Option Plan (the “2001 Plan”). The 1997 Plan provides for the granting of options to purchase up to 2,000,000 shares of common stock, the 1998 Plan and the 2000 Plan provide for the granting of options to purchase up to 1,000,000 common shares each and the 2001 Plan provides for granting of options to purchase up to 4,000,000 common shares. These Plans are administered by the Compensation/Option Committee of the Board of Directors, which determines the terms of options granted, including the exercise price, the number of shares subject to the option and the terms and conditions of exercise. Options granted under the 1997 and 1998 Plans have lives of 5 years and vest over periods from 0 to 4 years. Options granted under the 2000 and 2001 Plans have lives of 10 years and vest over periods from 0 to 4 years.

[2]	Stock options:

During the year ended December 31, 2006, the Company issued a total of 75,000 options to purchase shares of common stock, all of which were issued to employees.

Stock option activity is summarized as follows:

	Year Ended December 31, 2006		Year Ended December 31, 2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	4,268,000	$1.31	4,150,000	$1.36
Granted	75,000	$1.05	307,000	$0.91
Exercised	(100,000)	$0.85	0	NA
Cancelled/expired	(250,000)	$1.31	(189,000)	$1.74
Options outstanding at end of year	3,993,000	$1.32	4,268,000	$1.31
Options exercisable at end of year	3,918,000	$1.32	4,268,000	$1.31

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2006

The following table presents information relating to stock options outstanding as of December 31, 2006:

	Options Outstanding			Options Exercisable
			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
Range of Exercise		Exercise	Life in		Exercise
Price	Shares	Price	Years	Shares	Price

$0.85 - $0.99	1,142,000	$0.89	5.45	1,142,000	$0.89
$1.00 - $1.49	1,773,000	$1.07	6.80	1,698,000	$1.08
$1.50 - $3.38	1,078,000	$2.18	3.43	1,078,000	$2.18
TOTAL	3,993,000	$1.32	5.50	3,918,000	$1.32

As of December 31, 2003, there are no stock options available for issuance under the 1997 or the 1998 Plan. Pursuant to the plans, as of April 30, 2000 no further options could be issued under the 1997 Plan and as of April 30, 2001, no further options could be issued under the 1998 Plan. Therefore under the 1997 and 1998 plans, as options expire or are cancelled, they are returned to the plans without the possibility of being issued again. As of December 31, 2006, under the 1997 Plan, 1,230,625 options have been returned to the plan as a result of expirations or cancellations and will not be re-issued, and under the 1998 Plan, 922,000 options have been returned to the plan as a result of expirations or cancellations and will not be re-issued. Neither the 1997 nor the 1998 plan have any options issued and outstanding and therefore there is no potential for additional dilution under either the 1997 or the 1998 plans. The options outstanding noted in the table above are issued under either the 2000 Plan or the 2001 Plan.

[3]	Warrants:

As of December 31, 2006, there were 150,000 warrants outstanding.

In connection with our sale of 1,408,450 common shares for $2,000,000 ($1.42 per share) in a private placement to Seaside Partners, L.P. (“Seaside”) on April 28, 2000, we issued a 5-year warrant to Seaside to purchase 953,283 common shares of our stock at an exercise price of $1.17 per share. To settle a penalty owed to Seaside because of a late effective registration statement, we adjusted the exercise price of the 953,283 warrant shares from $1.17 to $0.95 in February 2001. In November 2003, the Seaside warrant was transferred and the common shares underlying the exercise of the warrants and respective rights and obligations under the Common Stock Purchase Agreement were assigned to Steven Grodko (“Grodko”). Throughout the fiscal year ending December 31, 2004, Grodko exercised a total of 553,283 warrant shares, leaving a balance of 400,000 warrants. In October 2005 the Company entered into an Extension Agreement and registration letter agreement with Grodko in which the Company extended the term of the warrant thereby changing the expiration date of the warrant to October 28, 2006. Grodko did not exercise any additional warrant shares in 2005. On October 27, 2006, Grodko exercised 260,000 warrant shares, leaving a balance of 140,000 warrant shares. On October 28, 2006, the remaining balance of 140,000 warrant shares expired naturally. As of December 31, 2006, there are no longer any warrant shares outstanding under this issuance.

On May 2, 2001, the Company issued a 5 year warrant immediately exercisable and non-forfeitable, to purchase 200,000 common shares of American Bio Medica Corporation stock at an exercise price of $1.50 per share to Brean Murray & Co., Inc. as compensation for its future services as a financial advisor to the Company. The warrant shares were valued at $134,000 using the Black Scholes pricing model and the following assumptions, dividend yield of 0%, volatility of 95%, risk free interest rate 4.8% and expected life of 5 years and were recorded as a charge to operations in the transition period ending December 31, 2001. The closing price of American Bio Medica Corporation’s common shares on May 2, 2001, as listed on The National Association of Securities Dealers Automated Quotations (“NASDAQ”) Capital Market, was $0.95 per share. This warrant was never exercised either in whole or in part and expired naturally on May 2, 2006.

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2006

On August 22, 2001, we issued warrants (“Private Placement Warrants”), exercisable during a 54 month period beginning February 22, 2002, to purchase 1,274,500 common shares of our stock at an exercise price of $1.05 per share in connection with the private placement of 2,549,000 shares of common stock (the 1,274,500 warrants issued in connection with the August 2001 private placement trade on the NASDAQ Capital Market and may be hereafter referred to as the “trading warrants”). We also issued, on August 22, 2001, warrants, exercisable during a 54 month period beginning February 22, 2002, to purchase a total of 203,920 common shares of our stock at an exercise price of $1.20 per share, of which warrants to purchase 152,940 common shares were issued to Brean Murray & Co., Inc. (“Brean Murray”) as compensation for their services as placement agent and warrants to purchase 12,745 common shares were issued to Axiom Capital Management, Inc., warrants to purchase 5,735 common shares were issued to Jeffrey Goldberg, warrants to purchase 16,250 common shares were issued to Barry Zelin, and warrants to purchase 16,250 common shares were issued to David L. Jordon, each for their services as sub-agents of Brean Murray. In the fiscal year end December 31, 2004, 2,500 trading warrants were exercised and in fiscal year end December 31, 2005 2,500 trading warrants were exercised, leaving a balance of 1,269,500 trading warrants. As of December 31, 2006, there are no longer any warrant shares outstanding under these issuance as both the trading warrants and the warrants issued to the placement agents naturally expired on August 22,2006.

On November 15, 2001, the Company issued a 4 year warrant, immediately exercisable and non-forfeitable, to purchase 20,000 common shares of American Bio Medica Corporation stock at an exercise price of $1.00 per share to Hudson River Bank & Trust Company (now First Niagara Bank) in connection with the Company’s purchase of its facility located in Kinderhook, New York. The warrants are valued at $10,000 using the Black Scholes pricing model and the following assumptions, dividend yield of 0.0%, volatility of 90.8%, risk free interest rate of 5.1% and expected life of 5 years. The closing price of American Bio Medica Corporation common shares on November 15, 2001, as listed on the NASDAQ Capital Market, was $0.85 per share. This warrant was not exercised either in whole, or in part, and it expired naturally on November 15, 2005.

On December 2, 2003, we issued a 5 year warrant immediately exercisable and non-forfeitable, to purchase 300,000 common shares at an exercise price of $1.15 to Brean Murray as compensation for its future services as a financial advisor to the Company. In June 2004, we amended the December 2, 2003 Financial Advisory Agreement with Brean Murray and Brean Murray surrendered 150,000 of the 300,000 warrants to purchase common stock. The warrants were valued at $281,000 using the Black Scholes pricing model and the following assumptions, dividend yield of 0.0%, volatility of 80.6%, risk free interest rate 5.2% and expected life of 5 years and $23,000 was recognized as a charge to operations in the year ended December 31, 2003. The total value of these warrants was initially to be charged ratably over twelve months from December 2003 through November 2004, the term of the contract. An additional $70,000 was expensed in the first quarter of 2004. However, in conjunction with the surrender of 150,000 warrants in June 2004, ABMC and Brean Murray agreed that no further services would be provided and all remaining expense associated with the valuation of the warrants, $129,000, was recognized during the quarter ended June 30, 2004. The closing price of American Bio Medica Corporation’s common shares on December 2, 2003, as listed on The NASDAQ Capital Market, was $1.33 per share. There was no activity related to this warrant issuance in the fiscal year ended December 31, 2006.

NOTE I - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

[1]	Operating leases:

The Company leases office and R&D/production facilities in New Jersey under operating leases expiring through December 2011. In addition the Company leases office support equipment under leases expiring through November 2009. At December 31, 2006, the future minimum rental payments under these operating leases are as follows:

2007	$91,000
2008	91,000
2009	91,000
2010	86,000
2011	86,000
$445,000

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2006

Rent expense for facilities in New Jersey was $52,000 for 2006 and $53,000 for 2005.

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

[4]	Patent Sublicense:

On February 28, 2006, the Company entered into a non-exclusive Sublicense Agreement (the "Agreement") related to certain patents to allow the Company to expand its contract manufacturing operations. Under this Agreement, the Company is committed to pay a non-refundable fee of $175,000 over the course of 2 years, of which $75,000 was paid in the first quarter of 2006. The next payment of $50,000 is scheduled for the first quarter of 2007. The Company would also be required to pay royalties for products the Company manufactures that fall within the scope of these patents. The Company was not obligated to pay any royalties in 2006. Beginning in 2007, the Company will be obligated, in January 2008, to pay a $20,000 annual minimum royalty that can be applied against royalties on sales of products that fall with the scope of the sublicensed patents.

NOTE J - RELATED PARTY DISCLOSURES

During the fiscal years ended December 31, 2006 and December 31, 2005, the Company paid an aggregate of $120,000 and $125,000 respectively, to Edmund Jaskiewicz, the Company’s President and Chairman of the Board of Directors, in consideration of his services as patent and trademark counsel to the Company, services as a member of its Board of Directors, and reimbursed expenses related to same. At December 31, 2006 there were invoices totaling $25,000 payable to Mr. Jaskiewicz.

During the fiscal years ended December 31, 2006 and December 31, 2005, the Company paid an aggregate of $23,000 and $151,000, respectively, to one of our vendors for products and services. This amount was related to the vendor’s assembly of our products. The spouse of our Chief Scientific Officer owns 50% of this vendor, which is a private company.

During the fiscal years ended December 31, 2006 and December 31, 2005, the Company paid an aggregate of $58,000 and $31,000 respectively, to Alec Cipkowski. Alec Cipkowski is the son of the Company’s Chief Executive Officer, Stan Cipkowski. Alec performs information technology services for the Company updating and maintaining the Company website as well as supporting the Rapid Reader devices that are currently being used by customers. Alec is an independent contractor and not an employee of the Company.

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2006

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

Finally, during the fourth quarter of 2005 the Company issued 75,000 shares of common stock to Barretto Pacific Corporation, an investment relations firm, to provide investor relations services to the Company for one year. The shares were valued at approximately $88,000 and were irrevocable. This expense was included in general and administrative expense in the fourth quarter of 2005.

NOTE L - SUBSEQUENT EVENTS

On January 22, 2007, the Company entered into a Term Note (the “Note”) with First Niagara Financial Group (“FNFG”) in the amount of $539,000. The term of the note is five (5) years with a fixed interest rate of 7.17%. The Company's monthly payment will be $10,714 and payments will commence on February 1, 2007, with the final payment being due on January 1, 2012. The Company has the option of prepaying the Note in full or in part at any time during the term without penalty. There were no closing costs associated with this Note. The loan is secured by Company assets now owned or to be acquired.

The proceeds received were used for the purchase of three (3) pieces of automation equipment to enhance the Company's manufacturing process in its New Jersey facility. At December 31, 2006, the future minimum payments for this note were as follows:

2007	$46,000
2008	96,000
2009	104,000
2010	111,000
2011	119,000
2012	63,000
$539,000

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2006

NOTE M- GEOGRAPHIC INFORMATION

Information concerning net sales by principal geographic location is as follows:

	Year ended December 31, 2006	Year ended December 31, 2005
United States	$12,452,000	$11,897,000
North America (not domestic)	727,000	602,000
Europe	552,000	396,000
Asia/Pacific Rim	48,000	34,000
South America	59,000	86,000
	$13,838,000	$13,015,000