Form 10QSB
period 2007-03-31
AMERICAN BIO MEDICA CORP
filed 2007-05-11
CIK 896747

 SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2007.

☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ____________ to ____________

Commission File Number: 0-28666

AMERICAN BIO MEDICA CORPORATION
(Exact name of small business issuer as specified in its charter)

New York	14-1702188
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

122 Smith Road, Kinderhook, New York 12106
(Address of principal executive offices)

800-227-1243
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

21,719,768 Common Shares as of May 10, 2007

Transitional Small Business Disclosure Format: Yes ☐ No ☒

 PART I
FINANCIAL INFORMATION

American Bio Medica Corporation
Balance Sheets

	March 31,	December 31,
	2007	2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$467,000	$641,000
Accounts receivable, net of allowance of $105,000 at both March 31, 2007 and December 31, 2006	1,325,000	1,313,000
Inventory-net of reserve for slow moving and
obsolete inventory of $250,000 at both March 31, 2007 and December 31, 2006	5,111,000	4,859,000
Prepaid and other current assets	228,000	165,000

Total current assets	7,131,000	6,978,000

Property, plant and equipment, net	2,326,000	1,982,000
Other assets	56,000	57,000

Total assets	$9,513,000	$9,017,000

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,170,000	$1,091,000
Accrued liabilities	311,000	509,000
Wages payable	266,000	269,000
Line of credit	556,000	176,000
Current portion of mortgages and notes payable	111,000	17,000
Other current liabilities	60,000	60,000

Total current liabilities	2,474,000	2,122,000

Long term portion of mortgages and notes payable	1,183,000	758,000

Other long term liabilities	100,000	100,000

Total liabilities	3,757,000	2,980,000

Stockholders’ equity:
Preferred stock; par value $.01 per share; 5,000,000 shares authorized; none issued and outstanding
Common stock; par value $.01 per share; 50,000,000 shares authorized; 21,719,768 and 21,719,768 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	217,000	217,000
Additional paid-in capital	19,234,000	19,218,000
Accumulated deficit	(13,695,000)	(13,398,000)

Total stockholders’ equity	5,756,000	6,037,000

Total liabilities and stockholders’ equity	$9,513,000	$9,017,000

The accompanying notes are an integral part of the financial statements

American Bio Medica Corporation
Statements of Operations
(Unaudited)

	For The Three Months Ended
	March 31,
	2007	2006

Net sales	$3,175,000	$3,423,000
Cost of goods sold	1,916,000	1,781,000
Gross profit	1,259,000	1,642,000

Operating expenses:
Research and development	169,000	154,000
Selling and marketing	692,000	811,000
General and administrative	672,000	645,000
	1,533,000	1,610,000
Operating income	(274,000)	32,000

Other income (expense):
Interest income	4,000	1,000
Interest expense	(27,000)	(17,000)
	(23,000)	(16,000)
Income/(loss) before provision for income taxes	(297,000)	16,000
Income taxes		(5,000)
Net income/(loss)	$(297,000)	$11,000

Basic and diluted income/(loss) per common share	$(.01)	$0.00

Weighted average shares outstanding -
basic	21,719,768	21,359,768
Dilutive effect of stock options and warrants		150,372
Weighted average shares outstanding -
diluted	21,719,768	21,510,140

The accompanying notes are an integral part of the financial statements

American Bio Medica Corporation
Statements of Cash Flows
(Unaudited)

	For The Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income/(loss)	$(297,000)	$11,000
Adjustments to reconcile net income to cash:
Depreciation	117,000	95,000
Non cash compensation expense	16,000
Changes in:
Accounts receivable	(12,000)	(45,000)
Inventory	(253,000)	522,000
Prepaid and other current assets	(62,000)	(172,000)
Accounts payable	79,000	(700,000)
Accrued liabilities	(199,000)	25,000
Wages payable	(2,000)	6,000
Net cash used in operating activities	(613,000)	(258,000)

Cash flows from investing activities:
Purchase of property, plant and equipment	(460,000)	(6,000)
Net cash used in investing activities	(460,000)	(6,000)

Cash flows from financing activities:
Debt payments	(20,000)	(15,000)
Proceeds from debt financing	539,000
Proceeds from line of credit	380,000	359,000
Net cash provided by financing activities	899,000	344,000

Net increase / (decrease) in cash and cash equivalents	(174,000)	80,000
Cash and cash equivalents - beginning of period	641,000	446,000

Cash and cash equivalents - end of period	$467,000	$526,000

Supplemental disclosures of cash flow information
Cash paid during period for interest	$27,000	$17,000

The accompanying notes are an integral part of the financial statements

Notes to financial statements (unaudited)

March 31, 2007

Note A - Basis of Reporting

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such statements include all adjustments, which are considered necessary for a fair presentation of the financial position of American Bio Medica Corporation (the "Company" or "ABMC") at March 31, 2007, and the results of its operations, and cash flows for the three-month periods ended March 31, 2007 and 2006. The results of operations for the three-month period ended March 31, 2007 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the Company's audited financial statements and related disclosures for the year ended December 31, 2006 included in the Company's Form 10-KSB.

During the year ended December 31, 2006, the Company earned a net income of $196,000 from net sales of $13,838,000, and had net cash provided by operating activities of $342,000. During the three months ended March 31, 2007, the Company sustained a net loss of $297,000 from net sales of $3,175,000. The Company had net cash used in operating activities of $613,000 for the first three months of 2007 primarily as a result of a net loss, reductions of accrued liabilities and increases in inventory. During the first three months of 2007, the Company continued to take steps to improve its financial prospects including focusing on research and development and selling and marketing, while investing in automation equipment and expanding manufacturing capacity to meet the expected need for increased production.

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

ABMC adopted FAS No. 123(R) on January 1, 2006 using the modified prospective method. Because we previously accounted for share-based payments to our employees using the intrinsic value method, our results of operations have not previously included the recognition of compensation expense for the issuance of stock option awards. On December 14, 2005 the Company accelerated the vesting of all outstanding stock options that were not yet fully vested, to that date. Options granted to two employees during the second quarter of 2006 were accounted for in accordance with FAS No. 123(R).

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

Prior to SAB 108, the Company used the “roll-over” method for accounting for audit differences. It was determined that under the roll-over method, a vacation accrual was not material to the financial statements taken as a whole in any given year. At December 31, 2006 unpaid vacation was estimated to be approximately $80,000, which is material to the Financial Statements of the Company under the SAB 108. This liability of $80,000 has accumulated steadily over a ten-year period. A change in accounting principle was recorded in 2006 financial statements that had not been previously recorded. The adjustment is included in the beginning balances (December 31, 2005) of wages payable and the accumulated deficit.

Note B - Net Income/(Loss) Per Common Share

Basic net income or loss per share is calculated by dividing the net income or loss by the weighted average number of outstanding common shares during the period. Diluted net income or loss per share includes the weighted average dilutive effect of stock options and warrants.

Potential common shares outstanding as of March 31, 2007 and 2006:

	March 31, 2007	March 31, 2006

Warrants	150,000	2,223,420
Options	3,993,080	4,118,080

For the three months ended March 31, 2007 and 2006 the number of securities not included in the diluted Earnings Per Share, because the effect would have been anti-dilutive, were 4,143,080 and 4,624,500 respectively.

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

Note D - Reclassifications

Certain items have been reclassified from prior periods to conform to the current period presentation.

Note E - Lines of Credit

On October 5, 2006, the Company was notified that the maximum amount available under its line of credit with First Niagara Financial Group, Inc. (“FNFG”) was increased from $350,000 to $875,000. The maximum available line of $875,000 is not to exceed 70% of accounts receivable less than 60 days. The purpose of the line of credit is to provide working capital. The interest rate is .25% above the FNFG prime rate. The Company is required to maintain net worth (stockholders’ equity) greater than $5 million and working capital greater than $4 million. Further, the Company is required to maintain a minimum Debt Service Coverage ratio of not less than 1.2:1.0 measured at each fiscal year end beginning December 31, 2006. Debt Service Coverage Ratio is defined as Net Operating Income divided by annual principal and interest payments on all loans relating to subject property. There is no requirement for repayment of all principal annually on this line of credit. The amount outstanding on this line of credit at March 31, 2007 was $506,000.

The Company obtained an additional line of credit from FNFG for $75,000 during the first quarter of 2006. The line of credit is to be used exclusively for payments on a sublicense agreement entered into during the first quarter of 2006 (see Note G). The interest rate is .50% above the FNFG prime rate and principal may be repaid at any time and borrowed again as needed. There is no requirement for repayment of all principal annually on this line of credit. The Company intends to repay the funds drawn down on this line within one year to allow borrowing of additional amounts related to future payments due under the Sublicense Agreement. The amounts outstanding on this line of credit at March 31, 2007 and March 31, 2006 were $50,000 and $75,000 respectively.

Note F - Term loan

On January 22, 2007, the Company entered into a Term Note (the “Note”) with First Niagara Financial Group (“FNFG”) in the amount of $539,000. The term of the Note is five (5) years with a fixed interest rate of 7.17%. The Registrant's monthly payment will be $10,714 and payments will commence on February 1, 2007, with the final payment being due on January 1, 2012. The Company has the option of prepaying the Note in full or in part at any time during the term without penalty. There were no closing costs associated with this Note. The loan is secured by Company assets now owned or to be acquired.

The proceeds received were used for the purchase of three (3) pieces of automation equipment to enhance the Company's manufacturing process in its New Jersey facility

Note G -Sublicense Agreement

On February 28, 2006, the Company entered into a non-exclusive Sublicense Agreement (the "Agreement") related to certain patents to allow the Company to expand its contract manufacturing operations. Under this Agreement, the Company is committed to pay a non-refundable fee of $175,000 over the course of 2 years, of which $75,000 was paid in the first quarter of 2006. The next payment of $50,000 was paid in February 2007. The Company would also be required to pay royalties for products the Company manufactures that fall within the scope of these patents. The Company has not manufactured any products that fall within the scope of these patents, and therefore, no royalty payments are currently required.

Note H - Integrated Bio Technology Agreement

On March 29, 2006, the Company entered into a royalty agreement with Integrated Bio Technology Corporation (“IBC”). IBC is the owner of the RSV test and previously purchased the tests from the Company, via a contract manufacturing agreement, for resale to its distributor. At December 31, 2005 IBC had outstanding amounts due to ABMC totaling approximately $119,000. To address this outstanding balance, and to streamline the delivery of product to IBC’s distributor, the Company agreed to work directly with IBC’s distributor to receive orders, manufacture product and execute all invoicing and collection directly from the distributor. Effective January 1, 2006, the Company will pay a royalty equal to 20% of total sales to IBC and/or its distributor. The Company will pay only 25% of royalties earned during the first two years, with the remaining 75% applied to amounts currently owed to ABMC by IBC. If the entire amount receivable from IBC is not earned through royalties during the first two years of the term of the royalty Agreement, all payments to IBC will cease until the full amount owed to the Company is satisfied. From the inception of the agreement with IBC through the first three months of 2007, ABMC manufactured and sold approximately $681,000 of the RSV tests to IBC’s distributor. The royalties earned on these sales are approximately $137,000, of which $104,000 has been applied to the prepaid royalty, leaving a balance of approximately $15,000 as of March 31, 2007. Payments to IBC will cease until approximately $75,000 in sales of the RSV test have occurred, in accordance with the agreement.

Note I - Stock Option Grants

In June 2006, the Company’s Board of Directors granted a stock option to purchase 72,000 shares of the Company’s common stock to the Company’s Chief Financial Officer, and an option to purchase 3,000 shares of the Company’s common stock to an employee in the Company’s R&D division. Both option grants have exercise prices of $1.05 (the closing price of the Company’s common shares on the date of grant) and vest 100% on the one-year anniversary of the date of the grant. In accordance with FAS 123(R) (see “New Accounting Standards”), the Company will recognize $63,347 in non-cash compensation expense related to these grants over twelve months. Included in the three months ended March 31, 2007 is $16,000 of this non-cash compensation expense.

Item 2. Management's Discussion and Analysis or Plan of Operation

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

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

Critical accounting policies

During the three months ended March 31, 2007, there were no significant changes to the Company's critical accounting policies, which are included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

Results of operations for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006

Net sales were $3,175,000 for the three months ended March 31, 2007 as compared to $3,423,000 for the three months ended March 31, 2006, a decrease of $248,000 or 7.2%. Increases in national account sales and international sales were offset by declines in direct, in-house and contract manufacturing sales. The largest decline is in the area of contract manufacturing sales, which was $291,000 less in the first quarter of 2007 than in the first quarter of 2006. While the Company saw a decrease in contract manufacturing sales on a comparative quarter to quarter basis, the Company does not expect to see a decline in contract manufacturing sales in fiscal year 2007 as compared to fiscal year 2006.

First quarter sales of the Company’s Rapid Drug Screen® (RDS®) InCup® were up slightly over 2006 as were sales of the Oralstat® oral fluid test and the Rapid TOX™ cassette product. These increases were offset by declines in RDS and Rapid TEC® sales during the first three months of 2007, compared to the same period a year ago. Some of the RDS attrition is a result of customers ordering the InCup (rather than the RDS) due to its “all inclusive” cup format and the Rapid TOX (rather than the RDS) due to its lower cost. The Company anticipates continued growth in sales of the Rapid TOX product as it continues to gain market acceptance and penetrates new markets. The Company also anticipates continued growth in its Oralstat oral fluid test and contract manufacturing operations.

During the three months ended March 31, 2007, the Company continued its extensive program to market and distribute its urine and oral fluid based point of collection tests for drugs of abuse. The Company also continued marketing its Rapid Reader®, the first all inclusive drug screen interpretation and data management system cleared by the Food and Drug Administration (“FDA”). Sales of the Rapid Reader totaled $13,000 during the three months ended March 31, 2007 compared to $17,000 during the first quarter of 2006.

The Company continued its contract manufacturing operations for unaffiliated third parties during the first three months of 2007. The Company is evaluating several other requests for contract manufacturing including incorporation of the Company’s drugs of abuse tests into another test manufactured by an unrelated third party that is used in hospitals, emergency rooms and clinics, and development of variations of the Company’s current oral fluid product to meet specific market demands in Europe. Contract manufacturing sales during the first quarter of 2007 totaled $69,000, down from $360,000 a year ago.

The Company was notified during the third quarter of 2006, by one of the parties for whom the development of an HIV product was being done, that they had entered into a royalty agreement with a developer and a distributor, to share in the profits of sales of an already FDA cleared HIV test. The Company was subsequently notified that the party entering into a royalty agreement would no longer require our contract manufacturing services. The Company continues to manufacture an HIV test for another distributor. Further, the Company is currently evaluating its options related to securing FDA clearance, and identifying distribution channels through other contract manufacturing customers or other sources.

Cost of goods sold for the three months ended March 31, 2007 was $1,916,000 or 60.3% of net sales as compared to $1,781,000 or 52.0% of net sales for the three months ended March 31, 2006. The increase in cost of goods sold is due to fluctuations in the average cost of labor and overhead during the first quarter of 2007, stemming from the greater diversity and complexity of new products along with preparation for fulfilling anticipated orders during the remainder of 2007. Also affecting cost of goods are disposals of some inventory components manufactured during the introduction of the new Rapid TOX product in the fourth quarter of 2005. These factors combined, resulted in charges of $185,000, or 5.8% of sales, to cost of sales in the first quarter of 2007.

While the Company has been able to control the cost of labor and overhead, the costs of some materials have risen since the first quarter of 2006. The Company continues its efforts to control the costs to produce its products. Since the summer of 2006, the Company has invested nearly $1 million in equipment and facilities to both increase capacity and automate assembly. The single largest investment was approximately $654,000 for equipment at its facility in New Jersey to assemble and pouch the Rapid TOX product automatically. This automation will increase output and reduce the number of assemblers necessary to meet expected demand. Further, the Company acquired additional manufacturing space at its New Jersey facility during the fourth quarter of 2006, increasing manufacturing space by nearly 100%. Increased price pressure in the marketplace has limited the Company’s ability to recover manufacturing cost increases while maintaining market share. The Company continues to evaluate all aspects of its manufacturing and assembly processes to identify any areas of cost savings to improve gross margins.

Operating expenses decreased $77,000, or 4.8%, to $1,533,000 in the first three months of 2007, compared to $1,610,000 in the same period in 2006. Increases of $27,000 in general and administrative expense and $15,000 in research and development expense were offset by a decrease of $119,000 in selling and marketing expense. The increase in general and administrative expense was primarily due to increases in investor relations expense, salaries and wages, and non-cash compensation stemming from options granted during the second quarter of 2006. Operating expenses increased from 47.0% of net sales in the first three months of 2006, to 48.3% for the same period in 2007.

Research and development

Research and development (“R&D”) expenses for the three months ended March 31, 2007 were $169,000, or 5.3%, of net sales compared to $154,000, or 4.5%, of net sales for the three months ended March 31, 2006. The increase in expense is primarily due to increases in salaries and wages, supplies, facilities expenses, and consulting fees offset by a decrease in FDA compliance costs. Management continues its overall strategy to: focus on new product development to meet the changing needs of the point of collection drug of abuse testing market; respond to requests from other contract manufacturing inquiries; and develop new uses of immunoassay lateral flow technology.

Selling and marketing expense

Selling and marketing expense was $692,000, or 21.8%, of net sales in the first three months of 2007. This represents a decrease of $119,000, from $811,000 or 23.7% of net sales in the same three months in 2006. This decrease is primarily attributable to reductions in personnel costs, advertising, royalty and miscellaneous expenses offset by increases in travel and trade show expense. Royalty expense relates to the agreement entered into with IBC (see Note H) and the sublicense agreement entered into during the first quarter of 2007(see Note G). The Company’s sales strategy continues to be a focus on direct sales and inside direct sales, while identifying new contract manufacturing operations and pursuing new national accounts.

General and administrative expense

General and administrative (G&A) expense increased $27,000 in the first three months of 2007 than the same period in 2006. Total G&A expense for the three months ended March 31, 2007 was $672,000, or 21.2% of net sales, compared to $645,000, or 18.8%, of net sales in the first three months of 2006. Increases in investor relations expense, personnel expenses, consulting fees, repairs to facilities, patents and license expense, and non-cash compensation were primarily responsible for the increase. The investor relations expense relates to two contracts signed in 2005 and 2006 with two investor relations firms. The contracts, one renewed on a month-to-month basis in February of 2007, together total $11,500 per month. Offsetting these increases were savings in telecommunications, bad debts and insurance.

LIQUIDITY AND CAPITAL RESOURCES AS OF MARCH 31, 2007

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

The Company has working capital of $4,657,000 at March 31, 2007 compared to working capital of $4,856,000 at December 31, 2006. The Company has historically satisfied its net working capital requirements, if needed, through cash generated by proceeds from private placements of equity securities with institutional investors. The Company has never paid any dividends on its common shares. The Company anticipates that all future earnings, if any, will be retained for use in the Company's business and it does not anticipate paying any cash dividends.

Net cash used in operating activities was $613,000 for the three months ended March 31, 2007 compared to net cash used in operating activities of $258,000 for the three months ended March 31, 2006. The net cash used in operating activities for the three months ended March 31, 2007 resulted primarily from a net loss, increases in inventory, and decreases in accrued liabilities.

Net cash used in investing activities was $460,000 for the three months ended March 31, 2007 compared to net cash used in investing activities of $6,000 for the three months ended March 31, 2006. The net cash used in both years was for investment in property, plant and equipment. Included in cash used in 2007 is $270,000 representing 50% of the cost of automation equipment purchased for use in the Company’s New Jersey manufacturing facility. Delivery of the new equipment occurred in the first quarter of 2007. This investment is for machinery that will be used to assemble the Rapid TOX cassette product and in preparation for significant growth in demand expected for 2007.

Net cash provided by financing activities was $899,000 for the three months ended March 31, 2007 consisting of proceeds of $380,000 from the Company’s lines of credit and $539,000 in proceeds from a five year term note entered into in the first quarter of 2007. The term note proceeds were used for the purchase of automation equipment in the New Jersey manufacturing facility. The term note was entered into with First Niagara Financial Group (“FNFG”). The term of the note is five (5) years with a fixed interest rate of 7.17%. The Company's monthly payment will be $10,714 and payments commenced on February 1, 2007, with the final payment being due on January 1, 2012. The Company has the option of prepaying the term note in full or in part at any time during the term without penalty. There were no closing costs associated with this term note. The loan is secured by Company assets now owned or to be acquired. Net cash provided by financing activities in the first three months of 2006 was $344,000, representing proceeds from the Company’s line of credit offset by debt payments.

The Company has available two lines of credit with FNFG. The first line has a maximum available line of $875,000, not to exceed 70% of accounts receivable less than 60 days for general operating use. The interest rate is .25% above the FNFG prime rate. The Company is required to maintain net worth (stockholder’s equity) greater than $5 million and working capital greater than $4 million. Further the Company is required to maintain a minimum Debt Service Coverage ratio of not less than 1.2:1.0 measured at each fiscal year end beginning December 31, 2006. Debt Service Coverage Ratio is defined as Net Operating Income divided by Annual principal and interest payments on all loans relating to subject property. There is no requirement for repayment of all principal annually on this line of credit. The amount outstanding on this line of credit was $506,000 at March 31, 2007 and $284,000 at March 31, 2006. The second line of credit was obtained during the first quarter of 2006 for the limited purpose of paying amounts associated with a sublicense agreement executed during the first quarter. This line is for a maximum of $75,000 with an interest rate of .50% above the FNFG prime rate and the Company is not required to pay the principal down to $0 during each twelve-month period. The amount outstanding on this line of credit at March 31, 2007 was $50,000 and $75,000 at March 31, 2006.

At March 31, 2007, the Company had cash and cash equivalents of $467,000.

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

Dated: May 11, 2007