Form 10QSB
period 2007-06-30
AMERICAN BIO MEDICA CORP
filed 2007-08-13
CIK 896747

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-QSB

☒   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2007.

☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from _____________ to _____________

Commission File Number: 0-28666

AMERICAN BIO MEDICA CORPORATION
(Exact name of small business issuer as specified in its charter)

New York	14-1702188
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

21,744,768 Common Shares as of August 10, 2007

Transitional Small Business Disclosure Format: Yes ☐ No ☒

 PART I
FINANCIAL INFORMATION

American Bio Medica Corporation
Balance Sheets

	June 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$360,000	$641,000
Accounts receivable, net of allowance of $105,000 at both June 30, 2007 and December 31, 2006	1,555,000	1,313,000
Inventory, net of reserve for slow moving and
obsolete inventory of $250,000 at both June 30, 2007 and December 31, 2006	4,792,000	4,859,000
Prepaid and other current assets	242,000	165,000

Total current assets	6,949,000	6,978,000

Property, plant and equipment, net	2,331,000	1,982,000
Other assets	57,000	57,000

Total assets	$9,337,000	$9,017,000

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,052,000	$1,091,000
Accrued liabilities	393,000	509,000
Wages payable	318,000	269,000
Line of credit	748,000	176,000
Current portion of mortgages and notes payable	89,000	17,000
Other current liabilities	66,000	60,000

Total current liabilities	2,666,000	2,122,000

Long term portion of mortgages and notes payable	1,179,000	758,000

Other long term liabilities	115,000	100,000

Total liabilities	3,960,000	2,980,000

Stockholders’ equity:
Preferred stock; par value $.01 per share; 5,000,000 shares authorized; none issued and outstanding
Common stock; par value $.01 per share; 50,000,000 shares authorized; 21,744,768 and 21,719,768 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	217,000	217,000
Additional paid-in capital	19,268,000	19,218,000
Accumulated deficit	(14,108,000)	(13,398,000)

Total stockholders’ equity	5,377,000	6,037,000

Total liabilities and stockholders’ equity	$9,337,000	$9,017,000

The accompanying notes are an integral part of the financial statements

American Bio Medica Corporation
Statements of Operations
(Unaudited)

	For The Six Months Ended
	June 30,
	2007	2006

Net sales	$6,611,000	$7,093,000
Cost of goods sold	3,890,000	3,677,000
Gross profit	2,721,000	3,416,000

Operating expenses:
Research and development	347,000	311,000
Selling and marketing	1,516,000	1,630,000
General and administrative	1,508,000	1,327,000
	3,371,000	3,268,000
Operating income/(loss)	(650,000)	148,000

Other income (expense):
Interest income	5,000	2,000
Interest expense	(65,000)	(36,000)
	(60,000)	(34,000)
Income/(loss) before provision for income taxes	(710,000)	114,000
Income taxes		6,000
Net income/(loss)	$(710,000)	$108,000

Basic income/(loss) per common share	$(0.03)	$0.01

Diluted income per common share	$(0.03)	$0.00

Weighted average shares outstanding -
basic	21,728,193	21,338,635
Dilutive effect of stock options and warrants		138,935
Weighted average shares outstanding -
diluted	21,728,193	21,477,570

The accompanying notes are an integral part of the financial statements

American Bio Medica Corporation
Statements of Operations
(Unaudited)

	For The Three Months Ended
	June 30,
	2007	2006

Net sales	$3,436,000	$3,670,000
Cost of goods sold	1,974,000	1,897,000
Gross profit	1,462,000	1,773,000

Operating expenses:
Research and development	178,000	156,000
Selling and marketing	825,000	847,000
General and administrative	835,000	654,000
	1,838,000	1,657,000
Operating income/(loss)	(376,000)	116,000

Other income (expense):
Interest income	1,000	1,000
Interest expense	(38,000)	(20,000)
	(37,000)	(19,000)
Income/(loss before provision for income taxes	(413,000)	97,000

Net income/(loss)	$(413,000)	$97,000

Basic and diluted income/(loss) per common share	$(0.02)	$0.00

Weighted average shares outstanding -
basic	21,736,526	21,317,735
Dilutive effect of stock options and warrants		145,233
Weighted average shares outstanding -
diluted	21,736,526	21,462,968

The accompanying notes are an integral part of the financial statements

American Bio Medica Corporation
Statements of Cash Flows
(Unaudited)

	For The Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income/(loss)	$(710,000)	108,000
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation	232,000	188,000
Provision for doubtful accounts		24,000
Non-cash compensation expense	26,000	5,000
Changes in:
Accounts receivable	(242,000)	(464,000)
Inventory	66,000	744,000
Prepaid and other current assets	(76,000)	(130,000)
Accounts payable	(39,000)	(602,000)
Accrued liabilities	(112,000)	(14,000)
Wages payable	50,000	2,000
Net cash (used in) operating activities	(805,000)	(139,000)

Cash flows from investing activities:
Purchase of property, plant and equipment	(564,000)	(12,000)
Net cash (used in) investing activities	(564,000)	(12,000)

Cash flows from financing activities:
Proceeds from exercise of options	23,000	85,000
Debt payments	(46,000)	(19,000)
Proceeds from debt financing	539,000
Proceeds from line of credit	800,000	230,000
Line of credit payments	(228,000)
Net cash provided by financing activities	1,088,000	296,000

Net increase / (decrease) in cash and cash equivalents	(281,000)	145,000
Cash and cash equivalents - beginning of period	641,000	446,000

Cash and cash equivalents - end of period	$360,000	591,000

Supplemental disclosures of cash flow information
Cash paid during period for interest	$65,000	36,000
Purchase of property, plant and equipment, financing through capital lease	16,000
The accompanying notes are an integral part of the financial statements

Notes to financial statements (unaudited)

June 30, 2007

Note A - Basis of Reporting

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such statements include all adjustments, which are considered necessary for a fair presentation of the financial position of American Bio Medica Corporation (the "Company" or "ABMC") at June 30, 2007, and the results of its operations for the three and six month periods ended June 30, 2007 and June 30, 2006, and cash flows for the six-month periods ended June 30, 2007 and 2006. The results of operations for the three-month and six-month periods ended June 30, 2007 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the Company's audited financial statements and related disclosures for the year ended December 31, 2006 included in the Company's Form 10-KSB.

During the year ended December 31, 2006, the Company earned a net income of $196,000 from net sales of $13,838,000, and had net cash provided by operating activities of $342,000. During the six months ended June 30, 2007, the Company sustained a net loss of $710,000 from net sales of $6,611,000. The Company had net cash used in operating activities of $805,000 for the first six months of 2007 primarily as a result of a net loss and reductions of accrued liabilities, along with an increase in accounts receivable. During the first six months of 2007, the Company continued to take steps to improve its financial prospects including focusing on research and development and selling and marketing, while investing in automation equipment and expanding manufacturing capacity to increase production.

The Company's continued existence is dependent upon several factors, including its ability to raise revenue levels and reduce costs to generate positive cash flows, and to sell additional shares of the Company's common stock to fund operations, if necessary.

NEW ACCOUNTING STANDARDS

In December 2004, the FASB issued FAS No. 123 (revised 2004), "Share-Based Payment", ("FAS No. 123(R)"), which amends FAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". FAS No. 123(R) requires compensation expense to be recognized for all share-based payments made to employees based on the fair value of the award at the date of grant, eliminating the intrinsic value alternative allowed by FAS No. 123. Generally, the approach to determining fair value under the original pronouncement has not changed. However, there are revisions to the established accounting guidelines, such as accounting for forfeitures, which has changed our accounting for stock-based awards in the future.

FAS No. 123(R) required adoption in the first interim or annual period beginning after December 15, 2005. The statement allows companies to adopt its provisions using either of the following transition alternatives:

(i) The modified prospective method, which results in the recognition of compensation expense using FAS No. 123(R) for all share-based awards granted after the effective date and the recognition of compensation expense using FAS No. 123(R) for all previously granted share-based awards that remain unvested at the effective date; or

(ii) The modified retrospective method, which results in applying the modified prospective method and restating prior periods by recognizing the financial statement impact of share-based payments in a manner consistent with the pro forma disclosure requirements of FAS No. 123(R). The modified retrospective method may be applied to all prior periods presented or previously reported interim periods of the year of adoption.

ABMC adopted FAS No. 123(R) on January 1, 2006 using the modified prospective method. Because we previously accounted for share-based payments to our employees using the intrinsic value method, our results of operations had not previously included the recognition of compensation expense for the issuance of stock option awards. On December 14, 2005, the Company accelerated, to that date, the vesting of all outstanding stock options that were not yet fully vested. Options granted to two employees during the second quarter of 2006 were accounted for in accordance with FAS No. 123(R).

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

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109”. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

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

b.	A reduction in a deferred tax asset or an increase in a deferred tax liability; or

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

Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Use of a valuation allowance as described in Statement 109 is not an appropriate substitute for the derecognition of a tax position. The requirement to assess the need for a valuation allowance for deferred tax assets based on the sufficiency of future taxable income is unchanged by this Interpretation. The Company adopted FIN48 on January 1, 2007 and it did not have a significant effect on its financial statements.

In September 2006, the FASB issued FAS No. 157, "Fair Value Measurements". FAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. The Company does not believe that the adoption of FAS No. 157 will have a significant effect on its financial statements.

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

Prior to SAB 108, the Company used the “roll-over” method for accounting for audit differences. It was determined that under the roll-over method, a vacation accrual was not material to the financial statements taken as a whole in any given year. At December 31, 2006 unpaid vacation was estimated to be approximately $80,000, which was deemed material to the Company’s financial statements under SAB 108. This liability of $80,000 had accumulated steadily over a ten-year period. A change in accounting principle was recorded in the Company’s fiscal year ended December 31, 2006 financial statements that had not been previously recorded. The adjustment was included in the beginning balances (December 31, 2005) of wages payable and the accumulated deficit.

Note B - Net Income/(Loss) Per Common Share

Basic net income or loss per share is calculated by dividing the net income or loss by the weighted average number of outstanding common shares during the period. Diluted net income or loss per share includes the weighted average dilutive effect of stock options and warrants.

Potential common shares outstanding as of June 30, 2007 and 2006:

	June 30, 2007	June 30, 2006

Warrants	150,000	2,023,420
Options	3,968,080	3,993,080

For the three and six months ended June 30, 2007 and 2006 the number of securities not included in the diluted EPS, because the effect would have been anti-dilutive, were 4,118,080 and 4,474,500, respectively.

Note C - Litigation

The Company has been named in legal proceedings in connection with matters that arose during the normal course of its business, and that in the Company’s opinion are not material. While the ultimate result of any litigation cannot be determined, it is management’s opinion, based upon consultation with counsel, that it has adequately provided for losses that may be incurred related to these claims. If the Company is unsuccessful in defending any or all of these claims, resulting financial losses could have an adverse effect on the financial position, results of operations and cash flows of the Company.

Note D - Reclassifications

Certain items have been reclassified to conform to the current presentation.

Note E - Line of Credit

On October 5, 2006, the Company was notified that the maximum amount available under its line of credit with First Niagara Financial Group, Inc. (“FNFG”) was increased from $350,000 to $875,000. The maximum available line of $875,000 is not to exceed 70% of accounts receivable less than 60 days. The purpose of the line of credit is to provide working capital. The interest rate is .25% above the FNFG prime rate. The Company is required to maintain certain financial covenants such as net worth (stockholders’ equity) greater than $5 million and working capital greater than $4 million. Further, the Company is required to maintain a minimum Debt Service Coverage Ratio of not less than 1.2:1.0 measured at each fiscal year end beginning December 31, 2006. Debt Service Coverage Ratio is defined as Net Operating Income divided by annual principal and interest payments on all loans relating to subject property. Considering financial results through June 30, 2007, there can be no assurance that the Company will meet the financial covenants within the second half of 2007 or at fiscal year end December 31, 2007. There is no requirement for annual repayment of all principal on this line of credit; it is payable on demand. The amount outstanding on this line of credit at June 30, 2007 was $698,000.

The Company obtained an additional line of credit from FNFG for $75,000 during the first quarter of 2006. The line of credit is to be used exclusively for payments on a sublicense agreement entered into during the first quarter of 2006. The interest rate is .50% above the FNFG prime rate and principal may be repaid at any time and borrowed again as needed. There is no requirement for annual repayment of all principal on this line of credit. The Company intends to repay the funds drawn down on this line within one year of each draw to allow borrowing of additional amounts related to future payments due under the sublicense agreement. The amount outstanding on this line of credit at June 30, 2007 was $50,000.

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

Note G - Integrated Bio Technology Agreement

On March 29, 2006, the Company entered into a royalty agreement with Integrated Bio Technology Corporation (“IBC”). IBC is the owner of the RSV test and previously purchased the tests from the Company, via a contract manufacturing agreement, for resale to its distributor. As of December 31, 2005, IBC had outstanding amounts due to ABMC totaling approximately $119,000. To address this outstanding balance, and to streamline the delivery of product to IBC’s distributor, the Company agreed to work directly with IBC’s distributor to receive orders, manufacture product and execute all invoicing and collection directly from the distributor. Effective January 1, 2006, the Company will pay a royalty equal to 20% of total sales to IBC. The Company will pay only 25% of royalties earned during the first two years, with the remaining 75% applied to amounts currently owed to ABMC by IBC. If the entire amount receivable from IBC is not earned through royalties during the first two years of the term of the royalty agreement, all payments to IBC will cease until the full amount owed to the Company is satisfied. From the inception of the agreement with IBC through the first six months of 2007, ABMC manufactured and sold approximately $681,000 of the RSV tests to IBC’s distributor. The royalties earned on these sales are approximately $137,000, of which $104,000 has been applied to the prepaid royalty, leaving a balance of approximately $15,000 due from IBC as of June 30, 2007.

Note H - Stock Option Grants

In June 2006, the Company’s Board of Directors granted a stock option to purchase 72,000 shares of the Company’s common stock to the Company’s then Chief Financial Officer, and an option to purchase 3,000 shares of the Company’s common stock to an employee in the Company’s R&D division. Both option grants have exercise prices of $1.05 (the closing price of the Company’s common shares on the date of grant) and vested 100% on the one-year anniversary of the date of the grant. In accordance with FAS 123(R) (see “New Accounting Standards” herein), the Company has recognized $63,347 in non-cash compensation expense related to these grants over the past twelve months. Included in the six months ended June 30, 2007 is $26,000 of this non-cash compensation expense.

Note I - Employment Agreements

In the second quarter of 2007, the Company entered into employment agreements with the Chief Executive Officer Stan Cipkowski, Chief Science Officer Martin R. Gould and then Chief Financial Officer Keith E. Palmer providing for aggregate annual salaries of $504,000. The agreement with the Chief Executive Officer Cipkowski provides for a $206,000 annual salary, is for a term of one year and automatically renews unless either party gives advance notice of 60 days. The agreement with the Chief Science Officer Gould provides for a $149,000 annual salary, is for a term of one year and automatically renews unless either party gives advance notice of 60 days. The agreement with the Chief Financial Officer Palmer provided for a $149,000 annual salary, was for a term of one year and automatically renewed unless either party gave advance notice of 60 days. Copies of these employment agreements are attached hereto as exhibits to this quarterly report on Form 10-QSB.

The employment agreement with Chief Financial Officer Palmer was terminated effective July 6, 2007 as a result of Palmer’s resignation.

Item 2. Management's Discussion and Analysis or Plan of Operation

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

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

Critical accounting policies

During the six months ended June 30, 2007, there were no significant changes to the Company's critical accounting policies, which are included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

Results of operations for the six months ended June 30, 2007 compared to the six months ended June 30, 2006

Net sales were $6,611,000 for the six months ended June 30, 2007 as compared to $7,093,000 for the six months ended June 30, 2006, a decrease of $482,000, or 6.8%. Increases in national account sales and international sales were offset by declines in outside sales and contract manufacturing sales. Contract manufacturing sales during the first half of 2007 totaled $82,000, down $406,000 from $488,000 a year ago, resulting primarily from the timing of orders from the distributor of the RSV test. Orders in the first quarter of 2006 had previously occurred in the fourth quarter of preceding years, but were delayed from the fourth quarter of 2005 into the first quarter of 2006.

Sales of the Company’s Oralstat® oral fluid test and Rapid TOX™ (the cassette product introduced by the Company in late 2005) increased when comparing the first half of 2007 with the first half of 2006. These increases were offset by declines in sales of Rapid Drug Screen (RDS®) and Rapid TEC® during the first six months of 2007, compared to the same period a year ago. Some of the RDS attrition may be a result of customers ordering the RDS InCup® (rather than the RDS) due to its “all inclusive” cup format and the Rapid TOX (rather than the RDS) due to its lower cost. The Company anticipates continued growth in sales of the Rapid TOX product as it gains market acceptance and penetrates new markets. The Company also anticipates growth in its Oralstat oral fluid test and contract manufacturing operations.

During the six months ended June 30, 2007, the Company continued its extensive program to market and distribute its urine and oral fluid based point of collection tests for drugs of abuse. The Company also continued marketing its Rapid Reader®, the first all-inclusive drug screen interpretation and data management system cleared by the U.S. Food and Drug Administration (“FDA”). Sales of the Rapid Reader totaled $19,000 during the six months ended June 30, 2007, compared to $26,000 during the same period in 2006.

In the first half of 2007, the Company also launched the patent-pending OralStat EX, a new oral fluid point of collection test that improves the limits of detection over other point of collection oral fluid drug tests on the market. The OralStat EX was developed for use in those markets where speed and accuracy are vital. OralStat EX has been specifically designed to make both point of collection testing and confirmation testing simple. Sales of the OralStat Ex totaled $12,000 in the six months ended June 30, 2007.

Also in the first half of 2007, the Company announced that it had entered into a Purchase Agreement with one of the world’s largest clinical laboratories. As of the date of this report, the name of the client has not yet been disclosed at the client’s request, however the client is an S&P 500 listed company that performs millions of drugs of abuse tests annually. The laboratory will purchase the Company’s point of collection drugs of abuse testing devices for use at locations strategically located throughout the United States. Sales to this entity were $283,000 in the six months ended June 30, 2007. These sales are included in the increase in national account sales.

In the six months ended June 30, 2007, the Company filed an application with the U.S. Food and Drug Administration (“FDA”) for CLIA (Clinical Laboratory Improvement Amendments of 1988) waived status for its RDS, Rapid One and Rapid TOX product lines. CLIA established quality standards for laboratory testing to ensure the accuracy, reliability and timeliness of patient test results regardless of where the test was performed. CLIA waived tests are recognized by FDA to be so simple to use and so accurate that there is little risk of error. As a result, those using CLIA waived tests are not subject to the more stringent and expensive requirements of moderate or high complexity laboratories. If the Company is granted CLIA waived status for its RDS, Rapid One and Rapid TOX product lines, it expects to see increased sales in markets including, but not limited to the occupational health market and the clinical (i.e. hospital and physician) market. As of the date of this report, the Company is currently awaiting FDA’s decision on its application.

The Company continued its contract manufacturing operations for unaffiliated third parties during the first six months of 2007. During the third quarter of 2006, the customer for whom the company was developing and manufacturing an HIV product entered into a royalty agreement with a third party developer and a distributor to share in the profits of sales of an HIV test that already has FDA clearance. As a result, the Company does not anticipate any future development or manufacturing of this HIV product for this customer. The Company does manufacture this test for another smaller distributor and is currently evaluating the viability of continuing development and seeking FDA clearance autonomously while seeking distribution channels through other contract manufacturing customers or other sources as may become available.

The Company also manufactures other tests for infectious disease, a test for RSV (Respiratory Syncytial Virus) and other agricultural testing products. The Company is also evaluating several other requests for contract manufacturing including incorporation of the Company’s drugs of abuse tests into another test manufactured by an unrelated third party that is used in hospitals, emergency rooms and clinics, and development of variations of the Company’s current oral fluid product to meet specific market demands in Europe.

Cost of goods sold for the six months ended June 30, 2007 was $3,890,000, or 58.8% of net sales, compared to $3,677,000, or 51.8% of net sales, for the six months ended June 30, 2006. The increase in cost of goods sold is due to increases in the average cost of labor and overhead during the first half of 2007, stemming from the greater diversity and complexity of new products along with preparation for fulfilling anticipated orders during the remainder of 2007. Also affecting cost of goods sold are disposals of some inventory components manufactured during the introduction of the new Rapid TOX product in the fourth quarter of 2005. Inventory disposals consisted of expired products and components enhanced as a result of product development.

The Company continues to evaluate all aspects of its manufacturing and assembly processes to identify any areas of cost savings to improve gross margins. To increase capacity and automate assembly, the Company has invested nearly $1 million in equipment and facilities at its manufacturing facility in New Jersey since the summer of 2006. The single largest investment was approximately $654,000 for equipment to automatically assemble and pouch the Company’s Rapid TOX product. This automation will increase output and reduce the number of assemblers required to meet expected increased demand. Further, the Company acquired additional manufacturing space at its manufacturing facility in New Jersey during the fourth quarter of 2006 and thus increased manufacturing space at the New Jersey facility by nearly 100%. Increased price pressure in the marketplace has limited the Company’s ability to recover manufacturing cost increases while maintaining market share.

Operating expenses were $3,371,000 in the first six months of 2007, compared to $3,268,000 in the same period in 2006, an increase of $103,000, or 3.2%. Increases of $181,000 in general and administrative expense and $36,000 in research and development expense were offset by a decrease of $114,000 in selling and marketing expense. Driving the increase in general and administrative expense were consultancy and other costs of $189,000 associated with the company’s efforts to obtain its CLIA waiver, discussed above. Operating expenses increased to 51.0% of net sales in the first six months of 2007, from 46.1% for the same period in 2006.

Research and development (R&D) expense

R&D expenses for the six months ended June 30, 2007 were $347,000, or 5.2% of net sales, compared to $311,000, or 4.4% of net sales, for the six months ended June 30, 2006. The increase in expense is primarily due to an increase in salaries and wages and travel. Management continues its overall strategy to: focus on new product development to meet the changing needs of the point of collection drugs of abuse testing market; respond to requests from other contract manufacturing inquiries; and develop new uses and applications of immunoassay lateral flow technology.

Selling and marketing expense

Selling and marketing expenses were $1,516,000, or 22.9% of net sales, in the first six months of 2007, compared to selling and marketing expenses of $1,630,000, or 23.0% of net sales, in the same six months of 2006. As a percentage of sales, this is relatively unchanged when comparing the same periods of 2007 and 2006. The Company’s sales strategy continues to be a focus on direct sales and inside direct sales, while identifying new contract manufacturing operations and pursuing new national accounts.

General and administrative (G&A) expense

  G&A expenses were $1,508,000, or 22.8% of net sales, in the first half of 2007, compared to $1,327,000, or 18.7% of net sales, in the first half of 2006. Increases in investor relations expense, personnel expenses, consulting fees related to the company’s CLIA application, repairs to facilities, patents and license expense, and non-cash compensation were primarily responsible for the increase. The investor relations expense relates to two contracts signed in 2005 and 2006 with two investor relations firms. The contracts, one renewed on a month-to-month basis in February of 2007, total $11,500 per month. Offsetting these increases were savings in telecommunications, bad debts and insurance.

Results of operations for the three months ended June 30, 2007 compared to the three months ended June 30, 2006

Net sales were $3,436,000 for the three months ended June 30, 2007, compared to $3,670,000 for the three months ended June 30, 2006. This represents a decrease of $234,000, or 6.4%. Increases in national account sales, international sales and in-house sales were offset by declines in outside sales and contract manufacturing sales. Contract manufacturing sales were $97,000 less in the second quarter of 2007 than in the second quarter of 2006. Outside sales were down primarily as a result of lost personnel within the outside sales department. The Company is currently in the process of recruiting new personnel to address this issue.

Sales of the Company’s Oralstat® oral fluid test and Rapid TOX™ (the cassette product introduced by the Company in late 2005) increased when comparing the second quarter of 2007 with the second quarter of 2006. These increases were offset by declines in Rapid Drug Screen (RDS®) and Rapid TEC® sales during the second quarter of 2007, compared to the same period a year ago. Some of the RDS attrition may be a result of customers ordering the RDS InCup® (rather than the RDS) due to its “all inclusive” cup format and the Rapid TOX (rather than the RDS) due to its lower cost. The Company anticipates continued growth in sales of the Rapid TOX product as it gains market acceptance and penetrates new markets. The Company also anticipates growth in its Oralstat oral fluid test and contract manufacturing operations.

During the three months ended June 30, 2007, the Company continued its extensive program to market and distribute its urine and oral fluid based point of collection tests for drugs of abuse. The Company also continued marketing its Rapid Reader, the first all inclusive drug screen interpretation and data management system cleared by the U.S. Food and Drug Administration (“FDA”). Sales of the Rapid Reader totaled $5,000 during the three months ended June 30, 2007, compared to $9,000 during the second quarter of 2006.

In the second quarter of 2007, the Company filed an application with the U.S. Food and Drug Administration (“FDA”) for CLIA (Clinical Laboratory Improvement Amendments of 1988) waived status for its RDS, Rapid One and Rapid TOX product lines. CLIA established quality standards for laboratory testing to ensure the accuracy, reliability and timeliness of patient test results regardless of where the test was performed. CLIA waived tests are recognized by FDA to be so simple to use and so accurate that there is little risk of error. As a result, those using CLIA waived tests are not subject to the more stringent and expensive requirements of moderate or high complexity laboratories. If the Company is granted CLIA waived status for its RDS, Rapid One and Rapid TOX product lines, it expects to see increased sales in markets including, but not limited to, the occupational health market and the clinical (i.e. hospital and physician) market. As of the date of this report, the Company is currently awaiting FDA’s decision on their application.

The Company continued its contract manufacturing operations for unaffiliated third parties during the second quarter of 2007. The Company continues to manufacture an HIV test, other tests for infectious diseases, a test for RSV (Respiratory Syncytial Virus) and other agricultural testing products. The Company is also evaluating several other requests for contract manufacturing including incorporation of the Company’s drugs of abuse tests into another test manufactured by an unrelated third party that is used in hospitals, emergency rooms and clinics, and development of variations of the Company’s current oral fluid product to meet specific market demands in Europe. Contract manufacturing sales during the second quarter of 2007 totaled $12,000, down from $127,000 in the same period a year ago.

Cost of goods sold for the three months ended June 30, 2007 was $1,974,000, or 57.5% of net sales, compared to $1,897,000, or 51.7% of net sales, for the three months ended June 30, 2006. The increase in cost of goods sold is due to increases in the average cost of labor and overhead during the second quarter of 2007, stemming from the greater diversity and complexity of new products along with preparation for fulfilling anticipated orders during the remainder of 2007.

Operating expenses were $1,838,000 in the second quarter of 2007, compared to $1,657,000 in the same period in 2006, an increase of $181,000, or 10.9%. Increases of $181,000 in general and administrative expense and $22,000 in research and development expense were offset by a decrease of $22,000 in selling and marketing expense. Driving the increase in general and administrative expense were consulting fees related to the company’s CLIA waiver application, discussed above. Increases in R&D were primarily the result of personnel costs and travel. Savings in Sales and Marketing are attributed to savings in salaries. Operating expenses increased to 53.5% of net sales for the three months ended June 30, 2007, from 45.1% for the same period in 2006.

Research and development (R&D) expense

R&D expenses for the three months ended June 30, 2007 were $178,000, or 5.2% of net sales, compared to $156,000, or 4.3% of net sales, for the three months ended June 30, 2006. The increase in expense is primarily due to an increase in personnel costs. Management continues its overall strategy to: focus on new product development to meet the changing needs of the point of collection drugs of abuse testing market; respond to requests from other contract manufacturing inquiries; and develop new uses of immunoassay lateral flow technology.

Selling and marketing expense

Selling and marketing expenses were $825,000, or 24.0% of net sales, in the second quarter of 2007. This represents a decrease of $22,000, from selling and marketing expenses of $847,000, or 23.1% of net sales, in the same three months of 2006. This decrease as a percentage of sales is primarily the result of savings in salaries and wages. The Company’s sales strategy continues to be a focus on direct sales and inside direct sales, while identifying new contract manufacturing operations and pursuing new national accounts. The Company is currently looking to add to its existing sales force.

General and administrative (G&A) expense

G&A expenses were $835,000, or 24.3% of net sales, in the second quarter of 2007, compared to $654,000, or 17.8% of net sales, in the second quarter of 2006. The increase is almost exclusively due to consulting fees related to the Company’s CLIA application. All other areas of G&A were relatively flat in the second quarter of 2007.

LIQUIDITY AND CAPITAL RESOURCES AS OF JUNE 30, 2007

The Company's cash requirements depend on numerous factors, including product development activities, ability to penetrate the direct sales market, market acceptance of its new products, and effective management of inventory levels in response to sales forecasts. The Company expects to devote substantial capital resources to continue its product development, expand manufacturing capacity, and support its direct sales efforts. The Company will examine other growth opportunities including strategic alliances and expects such activities will be funded from existing cash and cash equivalents, issuance of additional equity or debt securities or additional borrowings subject to market and other conditions. The Company believes that its current cash balances, and cash generated from future operations, will be sufficient to fund operations for the next twelve months. If cash generated from operations is insufficient to satisfy the Company's working capital and capital expenditure requirements, the Company may be required to sell additional equity or obtain additional credit facilities. There is no assurance that such financing will be available or that the Company will be able to complete financing on satisfactory terms, if at all.

Management believes that research and development, selling and marketing and general and administrative costs may increase as the Company continues its investment in long-term growth and creates the necessary infrastructure to: achieve its worldwide drug test marketing and sales goals, continue its penetration of the direct sales market, support research and development projects and leverage new product initiatives. However, Management has implemented programs to control the rate of increase of these costs to be consistent with the expected sales growth rate of the Company.

The Company has working capital of $4,283,000 at June 30, 2007 compared to working capital of $4,856,000 at December 31, 2006. The Company has historically satisfied its net working capital requirements, if needed, through cash generated by proceeds from private placements of equity securities with institutional investors and debt financing. The Company has never paid any dividends on its common shares and anticipates that all future earnings, if any, will be retained for use in the Company's business and it does not anticipate paying any cash dividends.

Net cash used in operating activities was $805,000 for the six months ended June 30, 2007 compared to net cash used in operating activities of $139,000 for the six months ended June 30, 2006. The net cash used in operating activities for the six months ended June 30, 2007 resulted primarily from a net loss and decreases in accrued liabilities and increases in accounts receivable.

Net cash used in investing activities was $580,000 for the six months ended June 30, 2007, compared to net cash used in investing activities of $12,000 for the six months ended June 30, 2006. The net cash used in both years was for investment in property, plant and equipment. Included in cash used in 2007 is $270,000 representing the cost of automation equipment purchased for use in the Company’s New Jersey manufacturing facility. Delivery of the new equipment occurred in the first quarter of 2007. This investment is for machinery that is used to assemble the Rapid TOX cassette product and in preparation for significant growth in demand forecasted for the second half of 2007.

Net cash provided by financing activities was $1,088,000 for the six months ended June 30, 2007. This consisted of proceeds of $800,000 from the Company’s lines of credit, $539,000 in proceeds from a five-year term note entered into in the first quarter of 2007, and $23,000 from proceeds from the exercise of stock options. These amounts were offset by debt payments and line of credit payments.

The term note proceeds were used for the purchase of automation equipment in the New Jersey manufacturing facility. The term note was entered into with First Niagara Financial Group (“FNFG”). The term of the note is five (5) years with a fixed interest rate of 7.17%. The Company's monthly payment is $10,714 and payments commenced on February 1, 2007, with the final payment being due on January 1, 2012. The Company has the option of prepaying the Note in full or in part at any time during the term without penalty. There were no closing costs associated with this Note. The loan is secured by Company assets now owned or to be acquired.

Net cash provided by financing activities in the first six months of 2006 was $296,000, which includes proceeds from the Company’s line of credit and proceeds from the exercise of stock options, offset by debt payments.

The Company has available two lines of credit from First Niagara Financial Group, Inc. ("FNFG"). The first line has a maximum available line of $875,000, not to exceed 70% of accounts receivable less than 60 days for general operating use. The interest rate is .25% above the FNFG prime rate. The Company is required to maintain certain financial covenants such as net worth (stockholders’ equity) greater than $5 million and working capital greater than $4 million. Further, the Company is required to maintain a minimum Debt Service Coverage Ratio of not less than 1.2:1.0 measured at each fiscal year end beginning December 31, 2006. Debt Service Coverage Ratio is defined as Net Operating Income divided by annual principal and interest payments on all loans relating to subject property. Considering financial results through June 30, 2007, there can be no assurance that the Company will meet the financial covenants within the second half of 2007 or at fiscal year end December 31, 2007. There is no requirement for annual repayment of all principal on this line of credit; it is payable on demand. The amount outstanding on this line of credit was $698,000 at June 30, 2007 and $174,000 at June 30, 2006.

The second line of credit was obtained during the first quarter of 2006 for the limited purpose of paying amounts associated with a sublicense agreement executed during the first quarter. This line is for a maximum of $75,000 with an interest rate of .50% above the FNFG prime rate and the Company is not required to pay the principal down to $0 during each twelve-month period. The amount outstanding on this line of credit at June 30, 2007 was $50,000, and $56,000 was outstanding at June 30, 2006.

At June 30, 2007, the Company had cash and cash equivalents of $360,000.

The Company's primary short-term capital and working capital needs relate to continued support of its research and development programs, exploring new distribution opportunities, focusing sales efforts on segments of the drugs of abuse testing market that will yield high volume sales, increasing its manufacturing and production capabilities, establishing adequate inventory levels to support expected sales and instituting controls necessary to comply with financial disclosure controls as necessitated by new regulatory requirements.

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, American Bio Medica Corporation carried out an evaluation, under the supervision and with the participation of the Interim Chief Financial Officer and the Chief Executive Officer, to evaluate the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")). Based on that evaluation, the Interim Chief Financial Officer and the Chief Executive Officer have concluded that American Bio Medica Corporation's disclosure controls and procedures as of the date of this report are effective for recording, processing, summarizing, and reporting information that is required to be disclosed in its reports under the Exchange Act, as amended, within the time periods specified in the Securities and Exchange Commission's rules and forms. Additionally, based upon this most recent evaluation, we have concluded that there were no significant changes in internal controls or other factors that have materially affected or are likely to materially affect the Company’s internal control over financial reporting during the period covered by this report.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings:

See “Note C - Litigation” in the Notes to Financial Statements included in this report for a description of pending legal proceedings in which the Company is a party.

Item 2. Changes in Securities

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security-Holders

The following matters were voted upon at the Company’s Annual Meeting of Shareholders (the “Meeting”) held at the Holiday Inn, in East Greenbush, New York on June 19, 2007.

PROPOSAL 1 - ELECTION OF DIRECTORS

Total shares in attendance:	19,234,011	Outstanding shares:	21,719,768

Proposal No. 1 - Election of Directors	Votes Cast: 19,234,011

Director	For	Pct.	Withheld	Pct.
Anthony Costantino	18,008,597	93.6	1,237,428	6.4
Carl Florio	19,004,283	98.8	255,628	1.2

Both nominees for election to the Board of Directors were elected for a three year term ending in 2010 or until their successors shall be elected and duly qualified.

Item 5. Other Information

None.

Item 6. Exhibits

10.27	Employment contract between the Company and Chief Executive Officer Stan Cipkowski

10.28	Employment contract between the Company and Chief Science Officer and Executive Vice President, Technology Martin R. Gould

10.29	Employment contract between the Company and Chief Financial Officer and Executive Vice President, Finance Keith E. Palmer

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Interim Chief Financial Officer

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN BIO MEDICA CORPORATION (Registrant)

By:	/s/ Stefan Parker
Interim Chief Financial Officer and Interim Principal Accounting Officer and duly authorized Officer

Dated: August 13, 2007