Form 10QSB
period 2007-09-30
AMERICAN BIO MEDICA CORP
filed 2007-11-13
CIK 896747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2007.

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from _________  to _________

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

21,744,768 Common Shares as of November 12, 2007

Transitional Small Business Disclosure Format: Yes ☐  No ☒

 PART I
FINANCIAL INFORMATION

American Bio Medica Corporation
Balance Sheets

	September 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$376,000	$641,000
Accounts receivable, net of allowance of $105,000 at both September 30, 2007 and December 31, 2006	2,066,000	1,313,000
Inventory, net of reserve for slow moving and
obsolete inventory of $250,000 at both September 30, 2007 and December 31, 2006	4,216,000	4,859,000
Prepaid and other current assets	189,000	165,000

Total current assets	6,847,000	6,978,000

Property, plant and equipment, net	2,293,000	1,982,000
Other assets	57,000	57,000

Total assets	$9,197,000	$9,017,000

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,103,000	$1,091,000
Accrued liabilities	344,000	509,000
Wages payable	406,000	269,000
Line of credit	803,000	176,000
Current portion of mortgages and notes payable	119,000	17,000
Other current liabilities	60,000	60,000

Total current liabilities	2,835,000	2,122,000

Long term portion of mortgages and notes payable	1,137,000	758,000

Other long term liabilities	100,000	100,000

Total liabilities	4,072,000	2,980,000

Stockholders’ equity:
Preferred stock; par value $.01 per share; 5,000,000 shares authorized; none issued and outstanding
Common stock; par value $.01 per share; 50,000,000 shares authorized; 21,744,768 and 21,719,768 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	217,000	217,000
Additional paid-in capital	19,268,000	19,218,000
Accumulated deficit	(14,360,000)	(13,398,000)

Total stockholders’ equity	5,125,000	6,037,000

Total liabilities and stockholders’ equity	$9,197,000	$9,017,000

The accompanying notes are an integral part of the financial statements

American Bio Medica Corporation
Statements of Operations
(Unaudited)

	For The Nine Months Ended
	September 30,
	2007	2006
Net sales	$10,523,000	$10,657,000
Cost of goods sold	6,383,000	5,567,000
Gross profit	4,140,000	5,090,000

Operating expenses:
Research and development	520,000	456,000
Selling and marketing	2,334,000	2,273,000
General and administrative	2,149,000	2,217,000
	5,003,000	4,946,000
Operating income/(loss)	(863,000)	144,000

Other income (expense):
Interest income	7,000	3,000
Interest expense	(106,000)	(50,000)
	(99,000)	(47,000)
Income/(loss) before provision for income taxes	(962,000)	97,000
Income taxes		5,000
Net income/(loss)	$(962,000)	$92,000

Basic and diluted income/(loss) per common share	$(0.04)	$0.00

Weighted average shares outstanding -
basic	21,733,779	21,483,150
Dilutive effect of stock options and warrants		104,565
Weighted average shares outstanding -
diluted	21,733,779	21,587,715

The accompanying notes are an integral part of the financial statements

American Bio Medica Corporation
Statements of Operations
(Unaudited)

	For The Three Months Ended
	September 30,
	2007	2006

Net sales	$3,912,000	$3,564,000
Cost of goods sold	2,493,000	1,890,000
Gross profit	1,419,000	1,674,000

Operating expenses:
Research and development	173,000	145,000
Selling and marketing	818,000	811,000
General and administrative	641,000	722,000
	1,632,000	1,678,000
Operating loss	(213,000)	(4,000)

Other income (expense):
Interest income	2,000	2,000
Interest expense	(41,000)	(14,000)
	(39,000)	(12,000)
Loss before provision for income taxes	(252,000)	(16,000)

Net loss	$(252,000)	$(16,000)

Basic and diluted income/(loss) per common share	$(0.01)	$0.00

Weighted average shares outstanding -
basic	21,744,768	21,459,768
Dilutive effect of stock options and warrants		70,246
Weighted average shares outstanding -
diluted	21,744,768	21,530,014

The accompanying notes are an integral part of the financial statements

American Bio Medica Corporation
Statements of Cash Flows
(Unaudited)

	For The Nine Months Ended
	September 30,
	2007		2006
Cash flows from operating activities:
Net income/(loss)	$(962,000)		$92,000
Adjustments to reconcile net income/(loss) to net cash (used in)/provided by operating activities:
Depreciation	338,000		279,000
Non-cash compensation expense	26,000		21,000
Changes in:
Accounts receivable	(753,000)		(54,000)
Inventory	643,000		473,000
Prepaid and other current assets	(24,000)		(90,000)
Accounts payable	12,000		(324,000)
Accrued liabilities	(165,000)		170,000
Other liabilities			29,000
Wages payable	137,000		36,000
Net cash (used in)/ provided by operating activities	(748,000)		632,000

Cash flows from investing activities:
Purchase of property, plant and equipment	(632,000)		(334,000)
Net cash (used in) investing activities	(632,000)		(334,000)

Cash flows from financing activities:
Proceeds from exercise of options	23,000		85,000
Debt payments	(74,000)		(26,000)
Proceeds from debt financing	539,000
Proceeds from line of credit	900,000		103,000
Line of credit payments	(273,000)
Net cash provided by financing activities	1,115,000		162,000

Net increase / (decrease) in cash and cash equivalents	(265,000)		460,000
Cash and cash equivalents - beginning of period	641,000		446,000

Cash and cash equivalents - end of period	$376,000		$906,000

Supplemental disclosures of cash flow information
Cash paid during period for interest	$106,000		$50,000
Purchase of property, plant and equipment, financing through capital lease	$17,000	$

The accompanying notes are an integral part of the financial statements

Notes to financial statements (unaudited)

September 30, 2007

Note A - Basis of Reporting

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such statements include all normal, recurring adjustments, which are considered necessary for a fair presentation of the financial position of American Bio Medica Corporation (the "Company" or "ABMC") at September 30, 2007, and the results of its operations for the three and nine month periods ended September 30, 2007 and September 30, 2006, and cash flows for the nine-month periods ended September 30, 2007 and 2006. The results of operations for the three-month and nine-month periods ended September 30, 2007 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the Company's audited financial statements and related disclosures for the year ended December 31, 2006 included in the Company's Form 10-KSB.

Note B - Critical accounting policies and estimates

During the nine months ended September 30, 2007, there were no significant changes to the Company's critical accounting policies, which are included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

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

During the year ended December 31, 2006, the Company earned a net income of $196,000 from net sales of $13,838,000, and had net cash provided by operating activities of $342,000. During the nine months ended September 30, 2007, the Company sustained a net loss of $962,000 from net sales of $10,523,000. The Company had net cash used in operating activities of $748,000 for the first nine months of 2007. During the first nine months of 2007, the Company continued to take steps to improve its financial prospects including focusing on research and development, new products, and selling and marketing, while investing in automation equipment and expanding manufacturing capacity to increase production.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. This Statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not believe that the adoption of FAS No. 157 will have a significant effect on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for fiscal years ending after November 15, 2006. Prior to SAB 108, the Company used the “roll-over” method for accounting for audit differences. It was determined that under the roll-over method, a vacation accrual was not material to the financial statements taken as a whole in any given year. At December 31, 2006 unpaid vacation was estimated to be approximately $80,000, which was deemed material to the Company’s financial statements under SAB 108. This liability of $80,000 had accumulated steadily over a ten-year period. A change in accounting principle was recorded in the Company’s fiscal year ended December 31, 2006 financial statements that had not been previously recorded. The adjustment was included in the beginning balances (December 31, 2005) of wages payable and the accumulated deficit.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of SFAS No. 115 ” (SFAS No. 159). This new standard permits entities to choose to measure many financial instruments and certain warranty and insurance contracts at fair value on a contract-by-contract basis. This standard is effective for fiscal years beginning after November 15, 2007. While the Company is currently evaluating the provisions of SFAS No. 159, the Company does not expect the adoption of this statement to have a material impact on its consolidated financial statements.

Note C - Net Income/(Loss) Per Common Share

Basic net income or loss per share is calculated by dividing the net income or loss by the weighted average number of outstanding common shares during the period. Diluted net income or loss per share includes the weighted average dilutive effect of stock options and warrants.

Potential common shares outstanding as of September 30, 2007 and 2006:

	September 30, 2007	September 30, 2006

Warrants	150,000	550,000
Options	3,968,080	3,993,080

For the three and nine months ended September 30, 2007 the number of securities not included in the diluted EPS, because the effect would have been anti-dilutive, were 4,118,080.

For the three and nine months ended September 30, 2006 the number of securities not included in the diluted EPS, because the effect would have been anti-dilutive, were 3,481,080 and 3,401,080, respectively.

Note D - Litigation

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

Note F - Line of Credit

On October 5, 2006, the Company was notified that the maximum amount available under its line of credit with First Niagara Financial Group, Inc. (“FNFG”) was increased from $350,000 to $875,000. The maximum available line of $875,000 is not to exceed 70% of accounts receivable less than 60 days. The purpose of the line of credit is to provide working capital. The interest rate is .25% above the FNFG prime rate. The Company is required to maintain certain financial covenants such as net worth (stockholders’ equity) greater than $5 million and working capital greater than $4 million. Further, the Company is required to maintain a minimum Debt Service Coverage Ratio of not less than 1.2:1.0 measured at each fiscal year end beginning December 31, 2006. Debt Service Coverage Ratio is defined as Net Operating Income divided by annual principal and interest payments on all loans relating to subject property. The Company meets the stockholder’s equity and working capital financial covenants as of September 30, 2007 and the Debt Service Coverage Ratio must be measured as of December 31, 2007. There can be no assurance that the Company will meet any or all of the financial covenant requirements at fiscal year end December 31, 2007. There is no requirement for annual repayment of all principal on this line of credit; it is payable on demand at any time. The amount outstanding on this line of credit as of September 30, 2007 was $762,000.

The Company obtained an additional line of credit from FNFG for $75,000 during the first quarter of 2006. The line of credit is to be used exclusively for payments on a sublicense agreement entered into during the first quarter of 2006. The interest rate is .50% above the FNFG prime rate and principal may be repaid at any time and borrowed again as needed. There is no requirement for annual repayment of all principal on this line of credit. The Company intends to repay the funds drawn down on this line within one year of each draw to allow borrowing of additional amounts related to future payments due under the sublicense agreement. The amount outstanding on this line of credit at September 30, 2007 was $41,000.

Note G -Sublicense Agreement

On February 28, 2006, the Company entered into a non-exclusive Sublicense Agreement (the "Agreement") related to certain patents to allow the Company to expand its contract manufacturing operations. Under this Agreement, the Company is committed to pay a non-refundable fee of $175,000 over the course of 2 years, of which $75,000 was paid in the first quarter of 2006, the next payment of $50,000 was paid in February 2007, and the final payment of $50,000 is due by the end of January 2008. The Company would also be required to pay royalties for products the Company manufactures that fall within the scope of these patents. The Company has not manufactured any products that fall within the scope of these patents, and therefore, no royalty payments are currently required.

Note H - Integrated Bio Technology Agreement

On March 29, 2006, the Company entered into a royalty agreement with Integrated Bio Technology Corporation (“IBC”). IBC is the owner of the RSV test and previously purchased the tests from the Company, via a contract manufacturing agreement, for resale to its distributor. As of December 31, 2005, IBC had outstanding amounts due to ABMC totaling approximately $119,000. To address this outstanding balance, and to streamline the delivery of product to IBC’s distributor, the Company agreed to work directly with IBC’s distributor to receive orders, manufacture product and execute all invoicing and collection directly from the distributor. Effective January 1, 2006, the Company began paying a royalty equal to 20% of total sales to IBC. The Company will pay only 25% of royalties earned during the first two years, with the remaining 75% applied to amounts currently owed to ABMC by IBC. From the inception of the agreement with IBC through the first nine months of 2007, ABMC manufactured and sold approximately $785,000 of the RSV tests to IBC’s distributor. The royalties earned on these sales are approximately $157,000, of which $119,000 has been applied to the prepaid royalty, leaving a zero balance due from IBC as of September 30, 2007.

Note I - Stock Option Grants

In June 2006, the Company’s Board of Directors granted a stock option to purchase 72,000 shares of the Company’s common stock to the Company’s then Chief Financial Officer, and an option to purchase 3,000 shares of the Company’s common stock to an employee in the Company’s R&D division. Both option grants have exercise prices of $1.05 (the closing price of the Company’s common shares on the date of grant) and vested 100% on the one-year anniversary of the date of the grant. In accordance with FAS 123(R) (see “New Accounting Standards” herein), the Company has recognized $63,347 in non-cash compensation expense related to these grants over the past twelve months. Included in the nine months ended September 30, 2007 is $26,000 of this non-cash compensation expense.

Upon his departure (see Note J), the Company’s former Chief Financial Officer, Keith Palmer, was prohibited from engaging in trading in the Company’s securities as his trading window was closed under the Company’s Trading Policy (this prohibition included exercise of options). Under Palmer’s option agreements, the Company’s Compensation Committee of the Board of Directors had the sole discretion and authority to permit Palmer to exercise his options as though his resignation had not occurred if such resignation was with the Company’s consent. As Palmer’s resignation was with the Company’s consent and since Palmer was prohibited from exercising his options upon his departure, the Compensation Committee unanimously agreed to provide Palmer with a 6-month period (following his departure and ending January 4, 2008), to exercise his options. At the time of his departure, Palmer had 78,000 options at an exercise price of $0.94, 50,000 options at an exercise price of $1.04 and 72,000 options at an exercise price of $1.05, all of which were fully vested.

Note J - Employment Agreements

In the second quarter of 2007, the Company entered into employment agreements with the Chief Executive Officer, Stan Cipkowski, Chief Science Officer, Martin R. Gould, and then Chief Financial Officer, Keith E. Palmer , providing for aggregate annual salaries of $504,000. The agreement with the Chief Executive Officer, Cipkowski, provides for a $206,000 annual salary, is for a term of one year, expiring April 19, 2008, and automatically renews unless either party gives advance notice of 60 days. The agreement with the Chief Science Officer, Gould, provides for a $149,000 annual salary, is for a term of one year, expiring May 31, 2008, and automatically renews unless either party gives advance notice of 60 days. The agreement with the Chief Financial Officer, Palmer, provided for a $149,000 annual salary, was for a term of one year and automatically renewed unless either party gave advance notice of 60 days. Copies of these employment agreements were filed as exhibits to the Company’s quarterly report on Form 10-QSB filed with the Securities and Exchange Commission (the “Commission”) on August 13, 2007.

The employment agreement with Chief Financial Officer Palmer was terminated effective July 6, 2007 as a result of Palmer’s resignation.

In the third quarter of 2007, the Company entered into an employment agreement with its current Chief Financial Officer, Stefan Parker. The agreement provides for a $120,000 annual salary, is for a term of one year, expiring August 22, 2008, and automatically renews unless either party gives advance notice of 60 days. A copy of this employment agreement was filed as an exhibit to the Company’s current report on Form 8-K filed with the Commission on August 24, 2007.

Item 2. Management's Discussion and Analysis or Plan of Operation

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

ABMC’s discussion and analysis of its financial condition and results of operations are based upon ABMC's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The following discussion of the Company's financial condition and the results of operations should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this document.

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

Results of operations for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006

Net sales were $10,523,000 for the nine months ended September 30, 2007 as compared to $10,657,000 for the nine months ended September 30, 2006, a decrease of $134,000, or 1.3%. Increases in national account sales and international sales were offset by declines in outside sales and contract manufacturing sales. Contract manufacturing sales during the first nine months of 2007 totaled $218,000, down $336,000 from $554,000 a year ago, resulting primarily from the timing of orders from the distributor of the RSV test. Orders in the first quarter of 2006 had previously occurred in the fourth quarter of preceding years, but were delayed from the fourth quarter of 2005 into the first quarter of 2006.

Sales of the Company’s OralStat® oral fluid test, the Rapid Drug Screen® (RDS®) InCup® (the Company’s all-inclusive drug test cup) and Rapid TOX® (the cassette product introduced by the Company in late 2005) increased when comparing the first nine months of 2007 with the first nine months of 2006. These increases were offset by a declines in sales of the RDS and Rapid TEC® product lines during the first nine months of 2007, compared to the same period a year ago. Some of the RDS attrition may be a result of customers ordering the RDS InCup (rather than the RDS) due to its “all inclusive” cup format and the Rapid TOX (rather than the Rapid TEC or RDS) due to its lower cost and cassette platform. The Company anticipates continued growth in sales of the Rapid TOX product as it continues to gain market acceptance and penetrate new markets. The Company also anticipates growth in its OralStat oral fluid test and contract manufacturing operations.

During the nine months ended September 30, 2007, the Company continued its extensive program to market and distribute its urine and oral fluid based point of collection tests for drugs of abuse. The Company also continued marketing its Rapid Reader®, the first all-inclusive drug screen interpretation and data management system cleared by the U.S. Food and Drug Administration (“FDA”). Sales of the Rapid Reader totaled $35,000 for both the nine months ended September 30, 2007 and September 30, 2006.

In the first nine months of 2007, the Company launched the patent-pending OralStat EX, a new oral fluid point of collection test that improves the limits of detection over other point of collection oral fluid drug tests on the market. The OralStat EX was developed for use in those markets where speed and accuracy are vital. OralStat EX has been specifically designed to make both point of collection testing and confirmation testing simple. Sales of the OralStat EX totaled $29,000 in the nine months ended September 30, 2007.

During the first nine months of 2007, the Company announced that it had entered into a Purchase Agreement with one of the world’s largest clinical laboratories. As of the date of this report, the name of the client has not yet been disclosed at the client’s request, however the client is an S&P 500 listed company that performs millions of drugs of abuse tests annually. The laboratory will purchase the Company’s point of collection drugs of abuse testing devices for use at locations strategically located throughout the United States. Sales to this entity were $812,000 in the nine months ended September 30, 2007. These sales are included in the increase in national account sales.

In the nine months ended September 30, 2007, the Company filed an application with the U.S. Food and Drug Administration (“FDA”) for CLIA (Clinical Laboratory Improvement Amendments of 1988) waived status for its RDS, Rapid One® and Rapid TOX product lines. CLIA established quality standards for laboratory testing to ensure the accuracy, reliability and timeliness of patient test results regardless of where the test was performed. CLIA waived tests are recognized by FDA to be so simple to use and so accurate that there is little risk of error. As a result, those using CLIA waived tests are not subject to the more stringent and expensive requirements of moderate or high complexity laboratories. If the Company is granted CLIA waived status for its RDS, Rapid One and/or Rapid TOX product lines, it expects to see increased sales in markets including, but not limited to the occupational health market and the clinical (i.e. hospital and physician) market. As of the date of this report, the Company has not yet received the CLIA waiver, but the Company does expect to receive the CLIA waiver in the future. There can be no assurance, however, that the Company will receive this CLIA waiver.

The Company continued its contract manufacturing operations for unaffiliated third parties during the first nine months of 2007. During the third quarter of 2006, the customer for whom the company was developing and manufacturing an HIV product entered into a royalty agreement with a third party developer and a distributor to share in the profits of sales of an HIV test that already has FDA clearance. As a result, the Company does not anticipate any future development or manufacturing of this HIV product for this customer. The Company does manufacture an HIV test for another smaller distributor.

The Company also manufactures other tests for infectious disease, a test for fetal amniotic membrane rupture, a test for RSV (Respiratory Syncytial Virus) and other agricultural testing products. The Company is also evaluating several other requests for contract manufacturing including incorporation of the Company’s drugs of abuse tests into another test manufactured by an unrelated third party that is used in hospitals, emergency rooms and clinics, and development of variations of the Company’s current oral fluid product to meet specific market demands in Europe.

Cost of goods sold for the nine months ended September 30, 2007 was $6,383,000, or 60.7% of net sales, compared to $5,567,000, or 52.2% of net sales, for the nine months ended September 30, 2006. The increase in cost of goods sold is due to increases in the average cost of labor and overhead during the first nine months of 2007, stemming from the greater diversity and complexity of new products along with preparation for fulfilling anticipated orders during the remainder of 2007.

Also affecting cost of goods sold are disposals of certain inventory components manufactured during the introduction of the new Rapid TOX product in the fourth quarter of 2005, inventory disposals of expired products, and components enhanced as a result of product development.

The Company continues to evaluate all aspects of its manufacturing and assembly processes to identify any areas of cost savings to improve gross margins. To increase capacity and automate assembly, the Company has invested nearly $1 million in equipment and facilities at its manufacturing facility in New Jersey since the summer of 2006. The single largest investment was approximately $654,000 for equipment to automatically assemble and pouch the Company’s Rapid TOX product and related site improvements to the Company’s New Jersey facility required as a result of automation. This automation will increase output and reduce the number of assemblers required to meet expected increased demand. Further, the Company acquired additional manufacturing space at its manufacturing facility in New Jersey during the fourth quarter of 2006 and thus increased manufacturing space at the New Jersey facility by nearly 100%. Increased price pressure in the marketplace has limited the Company’s ability to recover manufacturing cost increases while maintaining market share.

Operating expenses were $5,003,000 in the first nine months of 2007, compared to $4,946,000 in the same period in 2006, an increase of $57,000, or 1.2%. Increases of $64,000 in research and development and $61,000 in selling and marketing expense were offset by a decrease of $68,000 in general and administrative. Operating expenses increased to 47.5% of net sales in the first nine months of 2007, from 46.4% for the same period in 2006.

Research and development (R&D) expense

R&D expenses for the nine months ended September 30, 2007 were $520,000, or 4.9% of net sales, an increase of 14.0%, compared to $456,000, or 4.3% of net sales, for the nine months ended September 30, 2006. The increase is due to increases in salaries, facilities costs due to expansion of New Jersey facility, supplies and travel costs, offset by a decrease in consulting fees primarily related to FDA compliance. During the nine months ending September 30, 2007, R&D efforts were also specifically focused on the development of variations of the Company’s current oral fluid product to meet specific market demands in Europe and the development of a new product to address price pressures the Company is encountering in government markets. Management continues its overall strategy to: focus on new product development to meet the changing needs of the point of collection drugs of abuse testing market; respond to requests from other contract manufacturing inquiries; and develop new uses and applications of immunoassay lateral flow technology.

Selling and marketing expense

Selling and marketing expenses were $2,334,000, or 22.2% of net sales, in the first nine months of 2007, an increase of 2.7%, compared to selling and marketing expenses of $2,273,000, or 21.3% of net sales, in the same nine months of 2006. This slight increase in selling and marketing expenses is due to increases in sales commissions, postage, advertising, travel related costs and trade show costs, offset by decreases in salaries. The Company continues to focus on direct sales and inside direct sales, while identifying new contract manufacturing operations and pursuing new national accounts.

General and administrative (G&A) expense

G&A expenses were $2,149,000, or 20.4% of net sales, in the first nine months of 2007, a decrease of 3.1%, compared to $2,217,000, or 20.8% of net sales, in the first nine months of 2006. The decrease in G&A is a result of reductions in outside service fees, patent and license fees and bad debts, offset by increases in salaries and costs associated with obtaining our CLIA waiver from FDA.

Results of operations for the three months ended September 30, 2007 compared to the three months ended September 30, 2006

Net sales were $3,912,000 for the three months ended September 30, 2007, compared to $3,564,000 for the three months ended September 30, 2006. This represents an increase of $348,000, or 9.8%. Increases in national account sales and contract manufacturing sales were off set by decreases in outside sales, in-house sales and international sales. Outside sales were down primarily as a result of lost personnel within the outside sales department and a decrease in the Company’s criminal justice sales as a result of government budget constraints and price pressure in the government bid process. The Company is currently in the process of recruiting new personnel to address the lost personnel issue and focusing its efforts to provide government entities with less expensive drug testing options.

Sales of the Company’s OralStat oral fluid test, Rapid TOX (the cassette product introduced by the Company in late 2005) and RDS InCup increased when comparing the third quarter of 2007 with the third quarter of 2006. These increases were offset by declines in Rapid Drug Screen and Rapid TEC sales during the third quarter of 2007, compared to the same period a year ago. Some of the RDS attrition may be a result of customers ordering the RDS InCup (rather than the RDS) due to its “all inclusive” cup format and the Rapid TOX (rather than the RDS or Rapid TEC) due to its lower cost and cassette platform. The Company anticipates continued growth in sales of the Rapid TOX product as it continues to gain market acceptance and penetrate new markets. The Company also anticipates growth in its OralStat oral fluid test and contract manufacturing operations.

During the three months ended September 30, 2007, the Company continued its extensive program to market and distribute its urine and oral fluid based point of collection tests for drugs of abuse. The Company also continued marketing its Rapid Reader, the first all inclusive drug screen interpretation and data management system cleared by FDA. Sales of the Rapid Reader totaled $16,000 during the three months ended September 30, 2007, compared to $9,000 during the third quarter of 2006.

The Company continued its contract manufacturing operations for unaffiliated third parties during the third quarter of 2007. The Company continues to manufacture an HIV test and other infectious disease tests, a test for fetal amniotic membrane rupture, a test for RSV and other agricultural testing products. The Company is also evaluating several other requests for contract manufacturing including incorporation of the Company’s drugs of abuse tests into another test manufactured by an unrelated third party that is used in hospitals, emergency rooms and clinics. Contract manufacturing sales during the third quarter of 2007 totaled $136,000, up from $66,000 in the same period a year ago.

Cost of goods sold for the three months ended September 30, 2007 was $2,493,000, or 63.7% of net sales, compared to $1,890,000, or 53.0% of net sales, for the three months ended September 30, 2006. The increase in cost of goods sold is primarily due to inventory disposals of expired product. This expired product was made specifically in response to forecasts of a somewhat unique product configuration from a particular customer, which was subsequently not ordered by the customer due to the fact that the customer required a CLIA waiver for these products. Average cost of labor and overhead during the third quarter of 2007, stemming from the greater diversity and complexity of new products along with preparation for fulfilling anticipated orders during the remainder of 2007 also contributed to the increase in cost of goods.

Operating expenses were $1,632,000 in the third quarter of 2007, compared to $1,678,000 in the same period in 2006, a decrease of $46,000, or 2.7%. A decrease in general and administrative expense of $81,000 was offset by increases of $28,000 in research and development expense and $7,000 in selling and marketing expense. Operating expenses decreased to 41.7% of net sales for the three months ended September 30, 2007, from 47.1% for the same period in 2006.

Research and development (R&D) expense

R&D expenses for the three months ended September 30, 2007 were $173,000, or 4.4% of net sales, compared to $145,000, or 4.1% of net sales, for the three months ended September 30, 2006. This is relatively unchanged when comparing the same periods. Slight increases in salary and facilities costs were offset by savings in FDA compliance and repairs and maintenance. During the third quarter of 2007, R&D efforts were also specifically focused on the development of variations of the Company’s current oral fluid product to meet specific market demands in Europe and the development of a new product to address price pressures the Company is encountering in government markets. Management continues its overall strategy to: focus on new product development to meet the changing needs of the point of collection drugs of abuse testing market; respond to requests from other contract manufacturing inquiries; and develop new uses of immunoassay lateral flow technology.

Selling and marketing expense

Selling and marketing expenses were $818,000 in the third quarter of 2007. This is relatively unchanged from $811,000 in the third quarter of 2006. As a percentage of sales, selling and marketing was 20.9% of net sales in the third quarter of 2007, and 22.8% of net sales in the third quarter of 2006. This increase in expense was primarily a result of increases in commissions, offset by savings in salaries. The Company continues to focus on direct sales and inside direct sales, while identifying new contract manufacturing operations and pursuing new national accounts.

General and administrative (G&A) expense

G&A expenses were $641,000, or 16.4% of net sales in the third quarter of 2007, compared to $722,000, or 20.3% of net sales, in the third quarter of 2006. The decrease is as a result of savings in license and permit fees, outside service fees and non-cash compensation, offset by increases in salaries and facilities costs.

LIQUIDITY AND CAPITAL RESOURCES AS OF SEPTEMBER 30, 2007

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

Management believes that research and development, selling and marketing and general and administrative costs may increase as the Company continues its investment in long-term growth and creates the necessary infrastructure to: achieve its worldwide drug test marketing and sales goals, continue its penetration of the direct sales market, support research and development projects and leverage new product initiatives. However, management has implemented programs it expects to control the rate of increase of these costs to be consistent with the expected sales growth rate of the Company.

The Company has working capital of $4,012,000 at September 30, 2007 compared to working capital of $4,856,000 at December 31, 2006. If needed, the Company has historically satisfied its net working capital requirements through cash generated by proceeds from private placements of equity securities with institutional investors and debt financing. The Company has never paid any dividends on its common shares and anticipates that all future earnings, if any, will be retained for use in the Company's business and it does not anticipate paying any cash dividends.

Net cash used in operating activities was $748,000 for the nine months ended September 30, 2007 compared to net cash provided by operating activities of $632,000 for the nine months ended September 30, 2006. The net cash used in operating activities for the nine months ended September 30, 2007 resulted primarily from a net loss and decreases in accrued liabilities and increases in accounts receivable.

Net cash used in investing activities was $632,000 for the nine months ended September 30, 2007, compared to net cash used in investing activities of $334,000 for the nine months ended September 30, 2006. The net cash used in both years was for investment in property, plant and equipment. Included in cash used in 2007 is $270,000 representing the cost of automation equipment purchased for use in the Company’s New Jersey manufacturing facility and site improvements to the Company’s New Jersey facility required as a result of automation. Delivery of the new equipment occurred in the first quarter of 2007. This investment is for machinery that is used to assemble the Rapid TOX cassette product and in preparation for significant growth in demand forecasted for the remainder of 2007.

Net cash provided by financing activities was $1,115,000 for the nine months ended September 30, 2007. This consisted of proceeds of $900,000 from the Company’s lines of credit, $539,000 in proceeds from a five-year term note entered into in the first quarter of 2007, and $23,000 from proceeds from the exercise of stock options. These amounts were offset by debt payments and line of credit payments.

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

Net cash provided by financing activities in the first nine months of 2006 was $162,000, which includes proceeds from the Company’s line of credit and proceeds from the exercise of stock options, offset by debt payments.

The Company has available two lines of credit from First Niagara Financial Group, Inc. ("FNFG"). The first line has a maximum available line of $875,000, not to exceed 70% of accounts receivable less than 60 days for general operating use. The interest rate is .25% above the FNFG prime rate. The Company is required to maintain certain financial covenants such as net worth (stockholders’ equity) greater than $5 million and working capital greater than $4 million. Further, the Company is required to maintain a minimum Debt Service Coverage Ratio of not less than 1.2:1.0 measured at each fiscal year end beginning December 31, 2006. Debt Service Coverage Ratio is defined as Net Operating Income divided by annual principal and interest payments on all loans relating to subject property. The Company meets the stockholder’s equity and working capital financial covenants as of September 30, 2007 and the Debt Service Coverage Ratio must be measured as of December 31, 2007. There can be no assurance that the Company will meet any or all of the financial covenant requirements at fiscal year end December 31, 2007. There is no requirement for annual repayment of all principal on this line of credit; it is payable on demand at any time. The amount outstanding on this line of credit was $762,000 as of September 30, 2007 and $72,000 as of September 30, 2006.

The second line of credit was obtained during the first quarter of 2006 for the limited purpose of paying amounts associated with a sublicense agreement executed during the first quarter. This line is for a maximum of $75,000 with an interest rate of .50% above the FNFG prime rate and the Company is not required to pay the principal down to $0 during each twelve-month period. The amount outstanding on this line of credit at September 30, 2007 was $41,000, and $31,000 was outstanding at September 30, 2006.

At September 30, 2007, the Company had cash and cash equivalents of $376,000.

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
Chief Financial Officer and Principal Accounting Officer and duly authorized Officer

Dated: November 13, 2007