Form 10KSB
period 2007-12-31
AMERICAN BIO MEDICA CORP
filed 2008-03-28
CIK 896747

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ____________ to ____________

Commission File Number: 0-28666

American Bio Medica Corporation
(Name of Small Business Issuer in its charter)

New York (State or other jurisdiction of incorporation or organization)	14-1702188 (IRS Employer Identification No.)

122 Smith Road Kinderhook, New York (Address of principal executive offices)	12106 (Zip Code)

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
☐ Yes ☒ No

State issuer's revenues for its most recent fiscal year: $13,872,000

The aggregate market value of 18,298,113 voting Common Shares held by non-affiliates of the issuer was approximately $10,567,160 based on the average bid and asked prices of the issuer’s Common Shares, $.01 par value, as reported on the NASDAQ Capital Market on March 24, 2008.

As of March 24, 2008, the issuer had outstanding 21,744,768 Common Shares, $.01 par value.

Documents Incorporated by reference:

(1)	The Proxy Statement for the Annual Meeting of Shareholders for the year ending December 31, 2007 in Part III of this Form 10-KSB

(2)	Other documents incorporated by reference on this report are listed in the Exhibit Reference Table

Transition Small Business Disclosure Format: ☐ YES ☒ NO

American Bio Medica Corporation

Index to Annual Report on Form 10-KSB
For the fiscal year ended December 31, 2007

This Form 10-KSB may contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may”, “could”, “should”, "will", "expect", "believe" "anticipate", "estimate" or "continue" or comparable terminology is intended to identify forward-looking statements. It is important to note that our actual results could differ materially from those anticipated from the forward-looking statements depending on various important factors. These important factors include our history of losses, the uncertainty of acceptance of current and new products in our markets, competition in our markets, and the other factors discussed in our "Risk Factors" found on page 12.

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

Our Business

We develop, manufacture and sell immunoassay diagnostic test kits, primarily for the immediate, point of collection testing (“POCT”) for drugs of abuse in urine and oral fluids (saliva). Our drugs of abuse screening products offer employers, law enforcement, government, health care, laboratory and education professionals, self-contained, cost effective, user friendly screening devices capable of accurately identifying illicit drug use within minutes.

In addition to the manufacture and sale of drugs of abuse screening products, we provide contract strip manufacturing services for other POCT diagnostic companies. While we do not currently derive a significant portion of our revenues from contract manufacturing, we expect to continue to explore additional applications for our technology and as a result, contract manufacturing could become a greater portion of our revenues in the future.

According to an industry report distributed by Life Science Intelligence in 2007, the global POCT market will experience dramatic growth from $10.3 billion in 2005 to $18.7 billion by 2011. Our long-term objective is to provide an extensive product portfolio to this expanding POCT market.

Our Products

Rapid Drug Screen®: Our primary product line, the Rapid Drug Screen, or RDS® is a patented, rapid, POCT kit that detects the presence or absence of 2 to 10 drugs of abuse simultaneously in a single urine specimen. We offer a number of standard configurations of the RDS and we can also produce, on special order, or if a market demands, tests that can screen for any quantity (from 2 to 10) or configuration of classes of drugs.

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

To use our RDS product, an individual slides a panel into a self-contained, disposable, urine-filled cup and within minutes accurate results are shown on the panel. A single line in the test window indicates a positive reading, and a double line indicates a negative reading for the presence of drugs. A positive result is normally confirmed by laboratory testing. We believe that this ease of use is a competitive advantage over lab products, as well as products that require the addition of reagents, manipulation of the test device or the utilization of trained professionals to understand results.

There have been a number of studies that have reported on the RDS’s accuracy and reliability, including an independent study conducted by the Department of Health and Human Services (“DHHS”) in 1999 (the most current study conducted by the DHHS on this subject matter) which ranked the RDS the most accurate multi-drug device for all drugs when compared to GC/MS (Gas Chromatography/Mass Spectrometry), a laboratory test consisting of a combination of two microananlytical techniques: GC, a separation technique, and MS, an identification technique.

One of the problems that may occur in POCT for drugs of abuse is fraud or evasion practiced by the person being tested. The most prevalent method of avoiding adverse test results is the substitution, by the person being tested, of a hidden “clean” urine sample, which he or she brings to the test. As a consequence, each of our urine drug screens contains a temperature sensor, which helps prevent the substitution of another urine sample. A substituted sample would normally be of a lower temperature than a sample produced from the body on the spot. In addition, both our urine and oral fluid drug screens contain a control line, designed to assure the test administrator that the test is working properly and that the reagents are present and not destroyed by any outside agent. Should the control line not appear, the administrator is instructed to void the test and re-test the individual by obtaining another sample. We also offer our customers the option of including within the RDS, a test strip to detect adulterants in the urine sample (an adulterant is a substance added to a urine specimen in an attempt to “beat” a drug test).

Rapid One®: Our patented Rapid One product line consists of single drug tests, each of which screens for the presence or absence of a single drug of abuse in a urine specimen. The Rapid One product line utilizes the same technology as the RDS. It includes a single dip platform, an identification and date area, and does not require the use of pipettes or reagents. The Rapid One is designed for those situations in which the person subject to substance abuse testing is known to use a specific drug. It can also be used to enhance a RDS by means of allowing screening of an additional drug. The Rapid One product line consists of the following classes of drugs: cocaine (available with a cutoff level of either 150 ng/ml or 300 ng/ml), THC, opiates (available with a cutoff level of either 300 ng/ml or 2000 ng/ml), amphetamine, PCP, benzodiazepines, methamphetamines, barbiturates, tricyclic antidepressants, methadone, oxycodone, MDMA (Ecstasy), propoxyphene and buprenorphine.

Rapid TEC®: The patented Rapid TEC contains one or two drug testing strips and each of these strips includes the chemistry to detect more than one class of drug. The Rapid TEC is designed for those customers who require a less expensive product but still need to test for more than one drug of abuse utilizing one urine sample.

OralStat®: Our OralStat is a patent-pending, innovative POCT system for the detection of drugs of abuse in oral fluids. The technology of OralStat provides test results within minutes with enhanced sensitivity and detection comparable to laboratory based oral fluids tests. The test requires no messy saliva collection or handling. OralStat can simultaneously test for six drugs in each device. Currently, the assays available on the OralStat are amphetamines, methamphetamine, benzodiazepine, cocaine, methadone, opiates, PCP and THC.

Rapid Reader®: The Rapid Reader is a compact, portable device that captures a picture of the test results on an ABMC drug screen using a high-resolution camera. The Rapid Reader's proprietary software analyzes this image and interprets the results. The information is then sent to a data management system, which enables the user to interpret, store, transmit and print the drug test results. The Rapid Reader system can only be used to interpret and record the results of ABMC drug screens. As this product virtually eliminates human error in the interpretation and recording of drug screen results and allows secure electronic sharing and storing of test results, the Rapid Reader may alleviate concerns any potential customer may have about using POCT for drugs of abuse. The Company believes that the Rapid Reader will enable us to secure the business of customers that would otherwise not use a point of collection test for drugs of abuse. Presently we offer three different models of the Rapid Reader to our customers, the 210 and 250, which are connected to a PC via a USB port, and the 710, which is a stand-alone device that does not require the connection to a PC. As of the date of this report, the Rapid Reader is the only FDA cleared drug interpretation and data management system on the market.

RDS InCup®: The RDS InCup is an all-inclusive point of collection test for drugs of abuse that incorporates collection and testing of the sample in a single device. Once the donor provides a sample, the results are available within a few minutes without any manipulation of the sample or the device. The Company offers a number of standard versions of the RDS InCup and we can custom manufacture any configuration or combination of 2 to 12 drugs per device. The RDS InCup is an extension of the Rapid Drug Screen line of tests using the same RDS test strips and offers customers a fast, accurate and easy method for determining the drug use status of an individual. We also offer the option of the inclusion of an adulterant test strip in this product line.

Rapid TOX®: The Rapid TOX is a cost effective drug screen in a horizontal cassette platform that simultaneously detects 2 to 10 drugs of abuse in a single urine specimen. The Rapid TOX uses the same drug testing strip that is in the Rapid TEC (see “Rapid TEC” on page 2). Rapid TOX can be used by pipetting (dropping) a urine specimen into a channel in the cassette, or the cassette can be dipped into a urine specimen. Each channel contains a single drug testing strip that contains the chemistry to detect more than one class of drug of abuse. Each Rapid TOX device contains one or two channels. Rapid TOX, like our other point of collection tests for drugs of abuse, provides accurate results within minutes in an inexpensive, easy to use format. In January 2007, we began offering the option of the inclusion of an adulterant test strip in this product line.

OralStat EX: We announced the official launch of the OralStat EX in February 2007. The OralStat EX is an oral fluid point of collection test that dramatically improves the limits of detection over other oral fluid tests on the market and was specifically designed to make both point of collection testing and confirmation testing simple. The OralStat EX is simple to perform and the results are ready to read within minutes. The OralStat EX collection swab has a volume indicator so that the correct sample volume is collected each time, ensuring optimal test performance. The oral fluid sample is expressed into a separate transportable bottle containing a buffer solution, and after the initial screen has been performed there is ample solution remaining to send to a laboratory for confirmation of non-negative test results. We shipped our first order of OralStat EX in January 2007. The OralStat EX is being well received by our customers.

Rapid STAT™: We launched the Rapid STAT in October 2007. The Rapid STAT is an oral fluid point of collection test that combines the incubation benefits of the OralStat (see OralStat on page 2) with the Rapid TOX (see Rapid TOX on this page) cassette product platform. The Rapid STAT also utilizes the same sample handling procedure of the OralStat EX (see OralStat EX on this page), thus maximizing drug recovery and providing a transport container for confirmation of positive results. The Rapid STAT provides faster test results, making it ideal for those market applications, such as roadside testing, in which portability and time is crucial. In addition to these added benefits, the Rapid STAT provides even lower THC testing sensitivity, making it unrivaled in the market. We shipped our first order of Rapid STAT in October 2007 and the product is being well received in our markets, especially those markets located outside of the United States.

Rapid TOX Cup™: We launched the Rapid TOX Cup in October 2007. The Rapid TOX Cup is an all-inclusive drug testing cup. The Rapid TOX Cup doesn’t require any manipulation of the device; the donor simply provides a sample in the cup. The larger cup allows for easier specimen collection. A temperature strip is affixed to the cup to ensure specimen integrity, with the option to add an adulterant test strip. Results obtained with the Rapid TOX Cup can also be photocopied for record keeping purposes. Its fully integrated design permits collection, testing and shipment for confirmation in one device. We shipped our first order of Rapid TOX Cup in October 2007. We began offering our customers the option of including an adulterant strip in this product line in February 2008. The Rapid TOX Cup is being well received by our customers, especially in the government/corrections/law enforcement market (see page 6), in which cost effectiveness is a primary concern.

Other products

In addition to the products we manufacture, we also distribute a number of point of collection tests that detect the presence or absence of adulterants, alcohol and nicotine. These tests are manufactured by unaffiliated third parties. Two of these products are sold under ABMC-owned trademarks; the Rapid AlcoTEC™ alcohol test and the Rapid Check™ test for adulterant. We do not derive a significant portion of our revenues from the sale of these products.

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

Product Distribution

We have a two-pronged distribution strategy that focuses both on growing business through our direct sales team and with valued third party distributors. Our direct sales team consists of highly experienced and well-trained sales professionals with drugs of abuse testing experience, and our distributors are unaffiliated entities that resell our POCT devices either as a stand-alone product or as part of a service they provide to their customers.

As of the date of this report, our direct sales force consists of a vice president of sales & marketing, 6 regional sales managers, a director of government sales, 2 international sales directors and a staff of 5 inside sales representatives. They call on non-clinical accounts directly and support our worldwide distribution network. We also employ an assistant to the vice president of sales & marketing, a product manager, a marketing assistant, an inside sales manager, a national account trainer, a national account customer service representative and 4 customer service representatives. We promote our products through direct mail campaigns, selected advertising, participation at high profile trade shows, use of key point of collection advocate consultants and other marketing activities.

We have entered into non-clinical domestic market distribution agreements with a number of distributors. The majority of these agreements do not allow the distributor to sell product that is competitive with our products, however a small number of our domestic distributors are allowed to sell a competitive product if certain minimum annual sales volume requirements of our products are met. The domestic distributors do not have exclusive rights to sell our products in any particular state or market within the United States. All of our domestic distribution agreements allow us to sell our products to other distributors within the United States.

We have also entered into non-domestic market distribution agreement with a number of foreign distributors. Some of these agreements are exclusive in that the distributor has been granted the exclusive right to sell our products in certain markets or territories outside the United States. When exclusive distribution rights have been granted, the distributor is not allowed to sell competitive products. When there are no exclusive rights granted, the non-domestic distributors may be allowed to sell competitive product if certain minimum annual sales volume requirements of our products are met non-domestic distribution agreement. The majority of our non-domestic distribution agreements are exclusive. Our domestic and non-domestic distribution agreements are generally cancelable by either the distributor or us, with or without cause, upon either 30 or 60 days written notice.

We will continue to recruit and utilize third party distributors in addition to selling directly in these markets and to key customers.

Our Markets

Corporate/Workplace

Our direct sales force and our inside sales representatives sell our products to the Corporate/Workplace market. We also have a nationwide network of distributors and administrators of workplace drug testing programs that sell our drugs of abuse product lines in this market. We believe that the market for utilization of POCT for pre-employment and random employee testing is expanding.

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

•
According to the 2006 SAMHSA (Substance Abuse Mental Health Services Administration) National Survey on Drug Use and Health released in September 2007, most drug users are employed. Of the 17.9 million current illicit drug users aged 18 or older in 2006, 13.4 million, or 74.9% were employed either full or part time.

Not only are there financial benefits of drug testing, but a drug-free environment is a safer one. Government incentives encourage employers to adopt Drug Free Workplace Programs. Drug testing is an integral part of a Drug Free Workplace Program. In some states, there are workman’s compensation and unemployment insurance premium reductions, tax deductions and other incentives for adopting these programs. The Drug Free Workplace Act requires employers receiving federal contracts of $100,000 or more to enact a Drug Free Workplace program (the Federal Acquisition Streamlining Act of 1994 raised the threshold of contracts covered by the Drug Free Workplace Act from $25,000 to those exceeding $100,000).

Government, Corrections and Law Enforcement

Our direct and inside sales teams sell our drugs of abuse screening products in the Government, Corrections and Law Enforcement market. This market includes federal, state and county level agencies, including: correctional facilities, pretrial agencies, probation, drug courts and parole departments at the federal and state levels and juvenile correctional facilities.

•
According to the Bureau of Justice Statistics (“BOJ”), the number of adults in the correctional population has been increasing. In 2006, over 7.3 million people in the United States were on probation, in jail or prison, or on parole. Of this 7.3 million people, approximately 2.3 million were inmates in federal and state prisons or local jails and just over 5 million were individuals on probation or parole.

•
According to the BOJ, the number of arrests for drug abuse violations has also been increasing. In 2006 alone, there were approximately 1.9 million arrests for drug abuse violations. Drug abuse violations are defined as state or local offenses relating to the unlawful possession, sale, use, growing, manufacturing, and making of narcotic drugs including opium or cocaine and their derivatives, marijuana, synthetic narcotics, and dangerous non-narcotic drugs such as barbiturates.

•	According to the Federal Bureau of Prisons, as of December 29, 2007, 53.6% of the federal prison population was sentenced as drug offenders.

A significant number of individuals on parole or probation, or within federal, state and local correctional facilities and jails, have one or more conditions to their sentence required by the court or probation agency which included periodic drug testing and substance abuse treatment. Our products are aimed at this and other similar markets.

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

International Markets

We sell our products primarily through distributors in the International market. We have entered into distribution agreements (exclusive and non-exclusive) with companies in several countries and are pursuing a course of multinational distribution of our products through both clinical and non-clinical distribution companies. As of December 31, 2007, we had 21 distributors or customers representing 29 foreign countries.

Clinics, Physicians, and Hospitals

The Clinic, Physician and Hospital market includes emergency rooms, physician offices, hospitals and clinics and rehabilitation facilities associated with hospitals. In March 2007, the Drug Abuse Warning Network (a public health surveillance system that monitors drug-related visits to hospital emergency department and drug-related deaths investigated by medical examiners and coroners) estimated that over 1.4 million emergency department visits were associated with drug misuse or abuse. Our products are ideal for this market as they provide accurate results when time is critical. In August 2006, we announced that we entered into a non-exclusive Supply Agreement with Nanogen (NASDAQ:NGEN) under which Nanogen will market our point of collection drug tests, under their own brand name, to customers in hospital-related markets. In October 2007, we shipped our first order of product to Nanogen and they launched the product in November 2007. As of the date of this report, it is too early to predict the impact that sales of this product will have on our sales in the Clinic, Physician and Hospital market.

Educational Market

According to the December 2007 University of Michigan Monitoring the Future study, 13% of 8th graders, 28% of 10th graders and 36% of 12th graders had used an illicit drug within the 12 months prior to the study. Furthermore, the study reported that approximately half of young people have tried an illicit drug by the time they finish high school. We believe our products could be an integral part of helping schools implement testing programs due to their ease of use and immediate, accurate results.

In June 2002, the Supreme Court ruled that public middle and high schools could require drug tests for students in extracurricular activities including athletics, band, choir, and other activities without violating their privacy rights. Drug tests can be required without any suspicion of drug use, and applies to students in grades 7 through 12 who sign up for activities such as sports, cheerleading, band, academic teams, and other extracurricular activities. Students can be tested at the start of the school year and then randomly throughout the year.  It is our opinion that this decision aids schools in making the decision to implement a drug-testing program. We have not yet focused considerable sales and marketing efforts in the Educational market therefore sales in this market are currently minimal. The Company may expand its efforts in the future and derive more significant sales from this market in the future.

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

Pricing: The pricing structure within the point of collection drug testing market is highly competitive and currently our products are cost competitive. Pricing pressures increase significantly when comparing our product pricing with the pricing of point of collection drug tests manufactured outside of the United States. In order to meet the price pressure caused primarily by these foreign manufacturers (see Risk Factor, “Cost Competitive” on page 14), ABMC continues to evaluate all aspects of its manufacturing and assembly processes to identify any areas of cost savings to improve gross margins, in addition to evaluating new, lower cost product alternatives for its customers. In fact, the Rapid TOX Cup was launched in 2007 to address these price pressures.

Quality: There have been a number of studies that have reported on the accuracy and reliability of ABMC products. A study was conducted by the Department of Health and Human Services in 1999 (as of the date of this report, this is still the most current government issued study) and in that study the RDS was ranked the most accurate multi-drug device for all drugs when compared to GC/MS (Gas Chromatography/Mass Spectrometry), a laboratory test consisting of a combination of two microanalytical techniques: GC, a separation technique, and MS, an identification technique. Another study conducted in 2003 on the Rapid One test for Oxycodone conducted by the Greater Los Angeles VA Healthcare System found that “only the…..Rapid One OXY test demonstrated 100% reliability.”

Ease and user-friendliness: Competitors’ point of collection drug tests generally use a collection or delivery method different than our point of collection drug tests. Our urine based products do not require pipetting (dropping) of the specimen, adding or mixing of reagents or other manipulation of the device by the user (in fact, even our Rapid TOX (see page 3) product offers the option of dipping the test into the urine specimen rather than pipetting the specimen). In The Rosita Roadside Study conducted in Europe in 1999, the RDS products were ranked “Very Good” for user friendliness, the highest rating given to any of the products in the study.

Customer and technical support: Customer and technical support are becoming more important in the point of collection drug testing market as individuals being tested become more knowledgeable about how to “beat” a drug test. Questions related to test administration, drug cross reactivity, drug metabolism, and other such matters are becoming areas in which clarification is sometimes needed by customers using these devices. ABMC provides its customers with continuous customer and technical support 24 hours a day. Most of our competitors do not offer such service to their customers.

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

Point of Collection saliva based drug tests

Competition to our point of collection saliva-based products come from point of collection tests developed by companies including, but not limited to OraSure Technologies, Inc. (“OraSure”) and Varian, Inc. OraSure’s saliva testing product is a laboratory-based product, not a point of collection test like our OralStat device (See “OralStat” on page 2) and laboratory tests are more expensive and it takes longer to receive the test results.

Laboratory Testing

Aside from point of collection tests offering immediate results, some of our competitors offer traditional laboratory testing, where a sample is sent to a laboratory for analysis. Laboratory-based testing is generally more expensive than point of collection testing and it takes longer to receive the test results.

Hair Testing

Some competitors offer hair testing where a hair sample is sent to a laboratory for analysis. This form of drug testing is also more expensive and it takes longer to receive the results. The detection period for hair testing is also quite limited in that it does not detect recent illicit drug usage.

Rapid Reader Competition

There are a number of companies with products that are competitive with our Rapid Reader device. It is our opinion that our Rapid Reader is unrivaled in the market as not only does it store, transmit and print the results of our drug tests but it also interprets the results of our drug tests, virtually eliminating the possibility of human error. In addition, our Rapid Reader is currently the only all-inclusive drug screen interpretation and data management system 510(k) cleared by FDA (see “Government Regulations” on page 10 for description of FDA 510(k) clearance).

Manufacturing

Our facility in Kinderhook, New York houses assembly and packaging of our products in addition to the company’s administration. We continue to outsource the printing and manufacture of plastic components used in our products. We manufacture all of our own individual test strips and we manufacture test strips for unaffiliated third parties (see “Contract Manufacturing on page 4) at our R&D and bulk manufacturing facility in Logan Township, New Jersey. We contract with a third party for the manufacture of the Rapid Reader product.

Patents and Trademarks/Licenses

To date, we hold 25 patents related to the Rapid Drug Screen, Rapid One and OralStat products, including 4 U.S. design patents and 6 utility patents. We currently have 11 United States patent applications pending, and 5 foreign patent applications pending.

We have registered the “Rapid Drug Screen” trademark in the United States, Canada, Mexico, Chile, Europe and Russia. We have also registered Rapid One and its logo, Rapid TEC and its logo, RDS, OralStat, InCup, Rapid AlcoTEC, Rapid Reader, Rapid TOX, our website domain and our corporate logos in the United States. We have 5 additional trademark applications pending in the United States.

On February 28, 2006, we entered into a non-exclusive Sublicense Agreement with an unaffiliated third party related to certain patents allowing us to expand our contract manufacturing operations. Under this Sublicense Agreement, we must pay a non-refundable fee of $175,000 over the course of 2 years, of which $75,000 was paid in the first quarter of 2006 and $50,000 was paid in the first quarter of 2007. The remaining $50,000 was paid in the first quarter of 2008. We are also required to pay royalties for products we manufacture that fall within the scope of these patents. (See Note I[4] on page F-19)

On March 29, 2006, we entered into a royalty agreement with Integrated Bio Technology Corporation (“IBC”). IBC is the owner of the RSV test and previously purchased the tests from ABMC for resale to IBC’s distributor, via a contract manufacturing agreement. At December 31, 2005, IBC had outstanding amounts due to ABMC totaling approximately $119,000. To address this outstanding balance, and to streamline the delivery of product to IBC’s distributor, we agreed to work directly with IBC’s distributor to receive orders, manufacture product and execute all invoicing and collection directly from the distributor. On January 1, 2006, the Company began paying a royalty equal to 20% of total sales to IBC. We only pay 25% of royalties earned during the first two years, with the remaining 75% applied to amounts currently owed to ABMC by IBC. From the inception of the agreement with IBC through December 31, 2007, ABMC manufactured and sold approximately $912,000 of the RSV tests to IBC’s distributor. The royalties earned on these sales are approximately $182,000, of which $119,000 has been applied to the prepaid royalty, leaving a zero balance due from IBC as of December 31, 2007.

Research and Development

Our R&D efforts are continually focused on enhancing and/or maintaining the performance and reliability of our drug testing strips. During 2007, our R&D team completed development of the OralStat EX, the Rapid STAT and the Rapid TOX Cup, as well as continuing to make enhancements to our OralStat point of collection test for drugs of abuse in oral fluids. The R&D team also continued the development process on contract manufacturing projects. Our R&D expenditures were $669,000 for the fiscal year ended December 31, 2007, compared to $606,000 ($25,000 of which was borne directly by a customer) for the fiscal year ended December 31, 2006.

Government Regulations

The development, testing, manufacture and sale of our point of collection drugs test and possible additional testing devices for other substances or conditions, are subject to regulation by the United States and foreign regulatory agencies. Pursuant to the Federal Food, Drug, and Cosmetic Act, and associated regulations, FDA regulates the pre-clinical and clinical testing, manufacture, labeling, distribution and promotion of medical devices. If ABMC fails to comply with applicable requirements, we may be subject to fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant pre-market clearance or pre-market approval for devices, withdrawal of marketing clearances or approvals and criminal prosecution.

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

•
Test for Cocaine at a detection level of 150 ng/ml in June 2006. ABMC had previously received clearance to detect Cocaine at 300 ng/ml. This new clearance allows ABMC to provide its customers in the clinical market with a more sensitive point of collection drug test for Cocaine as well as the original detection level of 300 ng/ml.

•	Test for Buprenorphine in August 2006. The clearance allows ABMC to provide the test for Buprenorphine to customers in the clinical market.

In October 2007, we filed 510(k) clearance applications for Methamphetamine, Amphetamine and MDMA at a detection level of 500 ng/ml (these drugs currently have active 510(k) clearances but at different detection levels) and an application for our new Rapid TOX Cup. As of the date of this report, we have not yet received clearance from FDA for these products.

ABMC has not yet submitted its OralStat or Rapid STAT to FDA for 510(k) clearance. Pending submission for FDA 510(k) clearance, the OralStat and Rapid STAT are labeled and made available “for forensic use only”, which means for use in legal determinations only; it is not intended or promoted for a health or medical use or purpose. As of the date of this report, no point of collection oral fluid test has received FDA 510(k) marketing clearance.

Furthermore, in order to sell our products in Canada after November 2003, the Company must comply with ISO13485, the International Standards Organization's Directive for Quality Systems for Medical Devices (MDD or Medical Device Directive), and in order to sell our products in the European Union after November 2003, the Company must obtain CE marking for our products (in the European Union, a "CE" mark is affixed to the product for easy identification of quality products). Collectively, these standards are similar to the U.S. Federal Regulations enforced by FDA, and are a reasonable assurance to the customer that the manufacturing of our products is conducted in a consistent manner to help ensure that quality, defect-free goods are produced. As of the date of this report, we have received approval and the right to bear the CE mark on our Rapid Drug Screen, Rapid One, Rapid TEC, InCup and OralStat products, meaning that our products comply with the essential requirements of the In Vitro Diagnostic Directive 98/79/EC and may be legally marketed within the European Union and display the CE Mark. We received our ISO13485, 2003 compliance certification in August 2006 and in 2007 we received our ISO 9001, 2000 compliance certification. We have also acquired the license to sell our RDS, Rapid One and Rapid TEC products in Canada. We have submitted for, and are currently awaiting the approval of Rapid TOX for CE certification in Europe and a license to sell the Rapid TOX product in Canada.

The Clinical Laboratory Improvement Amendments (CLIA) of 1988 established quality standards for laboratory testing to ensure the accuracy, reliability and timeliness of patient test results regardless of where the test was performed. As a result, those using CLIA waived tests are not subject to the more stringent and expensive requirements of moderate or high complexity laboratories. In 2007, ABMC filed its initial application for a CLIA waiver for our Rapid Drug Screen, Rapid One and Rapid TOX point of collection drug test product lines. The waiver would apply to all 14 drugs that the Company’s tests currently detect, in addition to two different cut-off levels for its Opiate and Cocaine tests. CLIA waived tests are recognized by FDA to be so simple to use and so accurate that there is little risk of error. CLIA waived tests are the most widely used tests in the clinical market (hospitals and physicians), and are in-demand for occupational health markets. As of the date of this report, we have not yet received the CLIA waiver.

Due to the nature of the manufacture of our point of collection tests and the material used in such manufacture, ABMC does not incur any material costs or effects associated with compliance with environmental laws.

Employees

Currently, we have approximately 124 employees, of which 117 are full-time and 7 are part-time.  None of our employees are covered by collective bargaining agreements, and we believe our relations with our employees are good.

Risk Factors

We have a history of incurring net losses.

Since inception in 1992 through the fiscal transition period ending December 31, 2001, we incurred net losses. We began earning profits in the fiscal year ending December 31, 2002 and continued to be profitable through December 31, 2004. However, in the fiscal year ending December 31, 2005, we incurred a net loss of $376,000. In the fiscal year end December 31, 2006, we reported net income of $196,000. Again in fiscal year ending December 31, 2007, we incurred a net loss of $990,000. As of December 31, 2007, we have an accumulated deficit of $14,388,000. We expect to continue to make substantial expenditures for sales and marketing, product development and other purposes. Our ability to achieve profitability in the future will primarily depend on our ability to increase sales of our products, reduce production and other costs and successfully introduce new products and enhanced versions of our existing products into the marketplace. There can be no assurance that we will be able to increase our revenues at a rate that equals or exceeds expenditures. Our failure to do so will result in our incurring additional losses.

Our products are sold in limited markets and the failure of any one of them to achieve and continue to achieve widespread market acceptance would significantly harm our results of operation.

We offer a number of point of collection tests for drugs of abuse that are sold in limited markets, and we currently derive most of our revenues from sales of our point of collection tests for drugs of abuse. Based upon actual results in 2007 and given current levels of operating expenses, we must achieve approximately $4.1 million in quarterly revenues to attain break-even results of operations. In addition, the markets in which we sell our products are cost competitive. If we are required to lower our prices to our customers, our revenue levels could be negatively impacted which would adversely affect our gross profit margins. If our products do not achieve and maintain this level of revenue, or maintain certain gross profit margins, our results of operations would be significantly harmed.

In addition, we began selling our RDS and Rapid One point of collection tests for drugs of abuse in 1996 (later than most of our primary competitors). Achieving continued market acceptance for our drug tests requires substantial marketing efforts and the expenditure of significant funds to inform potential customers and distributors of the distinctive characteristics, benefits and advantages of our test kits. A number of our products have only recently been introduced in the marketplace (with our most recent additions being the Rapid TOX introduced in July 2005 and the OralStat EX, the Rapid STAT and the Rapid TOX Cup all introduced in 2007). We have no history upon which to base market or customer acceptance of these products. Introduction of these new products has required, and may continue to require substantial marketing efforts and expenditure of funds.

If we fail to keep up with technological factors or fail to develop our products we may be at a competitive disadvantage.

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

We currently have approximately 85 suppliers who provide us with the raw materials necessary to manufacture our point of collection drug testing strips and our point of collection tests for drugs of abuse. For most of our raw materials we have multiple suppliers however, there are a few chemical raw materials for which we only have one supplier. The loss of one or more of these suppliers, the non-performance of one or more of their materials or the lack of availability of raw materials could suspend our manufacturing process related to our drugs of abuse products. This interruption of the manufacturing process could impair our ability to fill customers’ orders as they are placed, which would put us at a competitive disadvantage.

Furthermore, we rely on a number of third parties for supply of the raw materials necessary to manufacture the test components we supply to other diagnostic companies under contract manufacturing agreements. For most of these raw materials we have multiple suppliers, however, there are a few chemical raw materials for which we only have one supplier. The loss of one or more of these suppliers could suspend the strip manufacturing process and this interruption could impair our ability to perform contract manufacturing services.

We have a significant amount of raw material and “work in process” inventory on hand that may not be used in the next twelve months if the expected configuration of sales orders are not received at our projected levels.

We currently have approximately $2.3 million in raw material components for the manufacture of our products at December 31, 2007. The non-chemical raw material components may be retained and used in production indefinitely and the chemical raw materials components have lives in excess of 20 years. In addition to the raw material inventory, we have approximately $2.5 million in manufactured testing strips, or other “work in process” inventory at December 31, 2007. The components of this work in process inventory have lives of 12-24 months. If sales orders received are not for devices that would utilize the raw material components, or if product developments make the raw materials obsolete, we may be required to dispose of the unused raw materials. In addition, since the components of the work in process inventory have lives of 12-24 months, if sales orders within the next 12-24 months are not for devices that contain the components of the work in process inventory, we may need to discard the unused work in process inventory. Beginning in 2004, we established a reserve for obsolete or slow moving inventory. In late 2005, we increased this reserve to $250,000. There can be no assurance that this reserve will be adequate for 2008 and/or that it will not have to be increased.

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

Due to the variety and complexity of the environments in which our customers operate, our products may not operate as expected, unanticipated problems may arise with respect to the technologies incorporated into our test kits or product defects affecting product performance may become apparent after commercial introduction of new test kits we put on the market. In the event that we are required to remedy defects in any of our products after commercial introduction, the costs to us could be significant. Any of these issues could result in cancelled orders, delays and increased expenses. In addition, the success of competing products and technologies, pricing pressures or manufacturing difficulties could further reduce our profitability and the price of our securities.

One of our customers accounted for approximately 9.3% of the total sales of the Company for the fiscal year ended December 31, 2007. Although we have entered into a written purchase agreement with this customer, this customer does not have any minimum purchase obligations and could stop buying our products with 90 days notice. A reduction, delay or cancellation of orders from this customer or the loss of this customer could reduce the Company’s revenues and profits. The Company cannot provide assurance that this customer or any of its current customers will continue to place orders, that orders by existing customers will continue at current or historical levels or that the Company will be able to obtain orders from new customers.

We face significant competition in the drug testing market and potential technological obsolescence.

We face competition from other manufacturers of point of collection tests for drugs of abuse. Manufacturers such as Varian, Inc., Medtox Scientific, Inc., Biosite Diagnostics and OraSure Technologies, Inc. are better known and some have far greater financial resources than us. In addition to these competitors there are a number of smaller privately held companies as well as foreign manufacturers that serve as our competitors. The markets for point of collection tests for drugs of abuse are highly competitive. Currently the pricing of our products is cost competitive, however competing on a cost basis against foreign manufacturers becomes more difficult as costs to produce our products in the United States continue to increase. Furthermore, some of our competitors can devote substantially more resources than we can to business development and they may adopt more aggressive pricing policies. We expect other companies to develop technologies or products, which will compete with our products.

Possible inability to hire and retain qualified personnel.

We will need additional skilled, sales and marketing, technical and production personnel to grow the business. If we fail to retain our present staff or hire additional qualified personnel our business could suffer.

We depend on key personnel to manage our business effectively.

We are dependent on the expertise and experience of our senior management such as Stan Cipkowski, Chief Executive Officer, Martin Gould, Chief Scientific Officer and Todd Bailey, Vice President, Sales & Marketing for our future success. The loss of Messrs. Cipkowski, Gould and/or Bailey could negatively impact our business and results of operations. We currently maintain key man insurance for Messrs. Cipkowski and Gould. Although we have employment agreements in place with Messrs. Cipkowski and Gould there can be no assurance that any of our senior management will continue their employment.

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

 Approval from FDA is not currently required for the sale of our products in non-clinical markets, but is required in the clinical and over-the-counter (“OTC”) markets. Although our point of collection drug tests have met FDA requirements for professional use, we have not obtained OTC clearance or a CLIA waiver from FDA. The workplace and government/corrections/law enforcement markets are currently our primary markets and if any additional FDA clearance is required to sell in these markets, this additional cost may cause us to raise the price of our products making it difficult to compete with other point of collection products or laboratory based testing, thereby negatively impacting our revenues. Furthermore, there can be no assurance that if we are required to apply for additional FDA clearances they will be granted. If such clearance(s) is/are not granted, we would be unable to sell our products in the workplace and/or government/corrections/law enforcement markets, and our revenues would be negatively impacted. Although we are currently unaware of any changes in regulatory standards related to any of our markets, if regulatory standards were to change in the future, there can be no assurance that FDA will grant us the approvals, if and when we apply for them, required to comply with the changes.

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

The Board of Directors of the Company has adopted 4 Nonstatutory Stock Option Plans providing for the granting of options to employees, directors, and consultants (see Notes H [1] and H [2] on page F-15). As of December 31, 2007, there were 3,968,080 options issued and outstanding under all four plans combined. In the fiscal year ended December 31, 2005, the Company’s Board of Directors accelerated the vesting periods of all outstanding options not yet fully vested to vest 100% on December 14, 2005. As of December 31, 2007 3,968,080 options were exercisable. As of December 31, 2007, there were 9,500 options available for issuance under the Fiscal 2000 Plan and 739,420 options available for issuance under the Fiscal 2001 Plan. There are no options available for issuance under either the Fiscal 1997 Plan or the Fiscal 1998 Plan and there are no options issued and outstanding under either the Fiscal 1997 Plan or the Fiscal 1998 Plan.

As of December 31, 2007, there were 150,000 warrants outstanding and exercisable. On December 2, 2003, we issued a warrant, exercisable during a 5 year period beginning December 2, 2003, to purchase 300,000 common shares of our stock at an exercise price of $1.15 per share to Brean Murray as compensation as our financial advisor. In June 2004, we amended the December 2, 2003 Financial Advisory Agreement with Brean Murray and Brean Murray surrendered 150,000 of the 300,000 warrants to purchase common stock (a copy of this amendment was filed as Exhibit 10.19.1 to the Company’s Form 10QSB for the quarter ended June 30, 2004).

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

There are 4,018,155 common shares presently issued and outstanding as of the date hereof that are “restricted securities” as that term is defined under the Securities Act of 1933, as amended, (the “Securities Act”) and in the future may be sold in compliance with Rule 144 of the Securities Act, or pursuant to a Registration Statement filed under the Securities Act. Rule 144 provides that a person holding restricted securities for a period of one year or more may, in any three month period, sell those securities in unsolicited brokerage transactions or in transactions with a market maker, in an amount equal to the greater of one percent of our outstanding common shares or the average weekly trading volume for the prior four weeks. Sales of unrestricted shares by affiliates of the Company are also subject to the same limitation upon the number of shares that may be sold in any three-month period. Investors should be aware that sales under Rule 144 or 144(k), or pursuant to a registration statement filed under the Act, may depress the market price of our Company’s securities in any market that may develop for such shares.

We may need additional funding for our existing and future operations.

The Company’s financial statements for the fiscal year ended December 31, 2007 have been prepared assuming the Company will continue as a going concern. The Company believes that its current cash balances, and cash generated from future operations will be sufficient to fund operations for the next twelve months. This estimate is based on certain assumptions and there can be no assurance that unanticipated costs will not be incurred. Future events, including the problems, delays, expenses and difficulties which may be encountered in establishing and maintaining a substantial market for our products, could make cash on hand insufficient to fund operations. If cash generated from operations is insufficient to satisfy the Company's working capital and capital expenditure requirements, the Company may be required to sell additional equity or debt securities or obtain additional credit facilities. There can be no assurance that such financing will be available or that the Company will be able to complete financing on satisfactory terms, if at all. Any such equity financing may result in further dilution to existing shareholders.

Our ability to retain and attract market makers is important to the continued trading of our securities.

Our common shares trade on the NASDAQ Capital Market under the symbol “ABMC”. In the event that the market makers cease to function as such, public trading of our securities will be adversely affected or may cease entirely.

If we fail to meet the continued listing requirements of the NASDAQ Capital Market, our securities could be delisted.

Our securities are listed on the NASDAQ Capital Market. The NASDAQ Stock Market's Marketplace Rules impose requirements for companies listed on the NASDAQ Capital Market to maintain their listing status, including but not limited to minimum common share bid price of $1.00, and $2,500,000 in shareholders' equity or $500,000 in net income in the last fiscal year. As of the date of this report our common shares are trading below the minimum bid requirement and our common shares have traded at levels lower than the minimum bid requirement within the last twelve months (see Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on November 13, 2007). Continued failure to meet the minimum bid requirements may result in delisting of the Company’s securities.

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

We may incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

We may incur significant legal, accounting and other expenses as a result of our required compliance with certain regulations. More specifically, the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), as well as new rules subsequently implemented by the SEC, have imposed various new requirements on public companies. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations are expected to increase our legal and financial compliance costs and may make some activities more time-consuming and costly.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, in our fiscal year ended December 31, 2007, management was required to perform system and process evaluation and testing on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Commencing in our fiscal year ended December 31, 2008, our independent registered public accounting firm will report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act.

Our testing, or the subsequent testing by our independent registered public accounting firm may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 may require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge to ensure compliance with these regulations.

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

ITEM 2. DESCRIPTION OF PROPERTY

In November 2001, we purchased our Kinderhook, New York facility and the surrounding 107 acres. We obtained a mortgage from Hudson River Bank & Trust Company (now First Niagara Financial Group (“FNFG”)) in the amount of $360,000, a loan in the amount of $240,000 from the New York State Business Development Corporation and a loan from the Columbia Economic Development Corporation in the amount of $120,000. On March 31, 2003 the Company sold approximately 85 acres of land at its Kinderhook headquarters for $150,000. On November 6, 2006, we refinanced our loans with these three entities and obtained a new loan through FNFG, in the amount of $775,000. In addition to the payoff of these previous loans, we received proceeds of $154,000 after closing costs and accrued interest, to be used to refinance other existing debt (See Current Report on Form 8-K filed with the SEC on November 9, 2006).

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

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

The following table sets forth the high and low sale prices of our securities as reported by the NASDAQ Capital Market for the periods indicated.

Common Shares

Fiscal year ending December 31, 2007	High	Low
Quarter ending December 31, 2007	$1.00	$0.36
Quarter ending September 30, 2007	$1.43	$0.94
Quarter ending June 30, 2007	$1.31	$0.90
Quarter ending March 31, 2007	$1.33	$0.89

Fiscal year ending December 31, 2006	High	Low
Quarter ending December 31, 2006	$0.99	$0.87
Quarter ending September 30, 2006	$1.03	$0.85
Quarter ending June 30, 2006	$1.17	$0.87
Quarter ending March 31, 2006	$1.15	$0.87

Warrants

Fiscal year ending December 31, 2006	High	Low
Quarter ending December 31, 2006	NA	NA
Quarter ending September 30, 2006(1)	$0.17	$0.01
Quarter ending June 30, 2006	$1.00	$0.03
Quarter ending March 31, 2006	$0.40	$0.03

(1)	Notes trading July 1, 2006 through August 21, 2006. Common stock purchase warrants that had been trading expired on August 22, 2006. Actual last date of trading due to expiration was August 17, 2006.

Holders

As of March 24, 2008, there were approximately 4,500 holders of our securities. As of March 24, 2008, there were outstanding 21,744,768 common shares.

Dividends

The Company has not declared any dividends on our common shares and does not expect to do so in the foreseeable future. Future earnings, if any, will be retained for use in the Company's business.

Securities authorized for issuance under equity compensation plans

The Board of Directors of the Company has adopted 4 Nonstatutory Stock Option Plans that have subsequently been approved by the shareholders, providing for the granting of options to employees, directors, and consultants. As of December 31, 2007, there were 3,968,080 options issued and outstanding under all four plans combined. As of December 31, 2007, there were 748,920 options available for issuance under the plans.

On December 2, 2003, under a Financial Advisory Agreement, the Company issued a 5 year warrant to purchase 150,000 common shares of ABMC stock at an exercise price of $1.15 to Brean Murray & Co.

The following table summarizes this information as of December 31, 2007, with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity Compensation Plans approved by security holders	3,968,080	$1.32	748,920
Equity Compensation Plans not approved by security holders	150,000	$1.15	NA

Recent sales of unregistered securities

None.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that except for the description of historical facts contained herein, this Form 10-KSB contains certain forward-looking statements that involve risks and uncertainties as detailed herein and from time to time in the Company's filings with the SEC and elsewhere. Such statements are based on Management's current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those, described in the forward-looking statements. These factors include, among others: (a) the Company's fluctuations in sales and operating results, risks associated with international operations and regulatory, competitive and contractual risks and product development; (b) the ability to achieve strategic initiatives, including but not limited to the ability to achieve sales growth across the business segments through a combination of enhanced sales force, new products, and customer service; and (c) acquisitions.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123(R)”), which amended SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS No. 123”), and superseded APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) required compensation expense to be recognized for all share-based payments made to employees based on the fair value of the award at the date of grant, eliminating the intrinsic value alternative allowed by SFAS No. 123. Generally, the approach to determining fair value under the original pronouncement has not changed. However, there are revisions to the accounting guidelines established, such as accounting for forfeitures, which will change our accounting for stock-based awards in the future. We adopted SFAS No. 123(R) on January 1, 2006.

On December 14, 2005, the Company accelerated the vesting date of all outstanding stock options issued prior to that date that were not yet fully vested, to that date.

SFAS No. 123(R) also required the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement may reduce our net operating cash inflows and increase our net financing cash flows in periods after adoption. The impact that this change in reporting will have on future periods cannot be determined at this time because the benefit recognized is dependent upon attributes that vary for each option exercise.

Results of operations for the twelve months ended December 31, 2007 as compared to the twelve months ended December 31, 2006

Net sales increased to $13,872,000 million for the twelve months ended December 31, 2007, compared to $13,838,000 million for the twelve months ended December 31, 2006, representing an increase of $34,000 or less than 1%. The slight increase is attributable to increases in national account and international sales, which were offset by decreases in criminal justice and contract manufacturing sales.

The decrease in criminal justice sales is a result of price pressure in the market due to competition with foreign manufacturers. To address this issue, the Company launched the Rapid TOX Cup in October 2007 to provide criminal justice customers with a lower cost alternative in an all-inclusive cup format. The Company anticipates the Rapid TOX Cup to have a positive impact on its criminal justice sales in 2008. Contract manufacturing sales contributed $357,000, or 2.6% of net sales in 2007 compared to $824,000, or 6% of net sales in 2006. This decrease in contract manufacturing sales is primarily a result of timing of the receipt of orders from the Company’s RSV contract manufacturing customer. The Company does not expect this decline in contract manufacturing sales to continue.

During the twelve months ended December 31, 2007, the Company continued its program to market and distribute its primary product, the Rapid Drug Screen, together with its oral fluid test (OralStat), InCup, Rapid TEC, and Rapid TOX. To further enhance the Company’s portfolio of products and to continue to meet the market needs for alternative tests and test methods, in 2007 we launched 3 new products, the OralStat EX, the Rapid STAT and the Rapid TOX Cup. In October 2007, we also submitted two 510(k) clearance applications; one for an additional detection level in our methamphetamine, amphetamine and MDMA tests and one for our Rapid TOX Cup.

Cost of goods sold for the twelve months ended December 31, 2007 were $8,141,000, or 58.7% of net sales compared to $7,035,000, or 50.8% of net sales for the twelve months ended December 31, 2006. The increase in cost of goods sold is due to increases in the average cost of labor and overhead during 2007, stemming from the greater diversity and complexity of new products as well as increases in some materials costs. Also affecting cost of goods sold in the twelve months ended December 31, 2007 are disposals of certain inventory components manufactured during the introduction of the new Rapid TOX product in the fourth quarter of 2005, inventory disposals of expired products, and disposals of components as a result of product improvements. The Company has a reserve of $250,000 for slow moving and obsolete inventory and the Company believes this reserve is currently adequate.

Operating expenses for the fiscal year ended December 31, 2007 remained relatively unchanged, increasing $35,000, or less than 1%, to $6,587,000, or 47.5% of net sales compared to $6,552,000, or 47.3% of net sales for the fiscal year ended December 31, 2006. Increases of $63,000 in research and development and $206,000 in general and administrative expenses were off set by a decrease of $234,000 in selling and marketing expenses.

The Company earned other income equal to $10,000 in 2007 attributable to a grant, having also earned $10,000 in 2002, 2003, 2005 and 2006. The original grant was received from the Columbia Economic Development Corporation in two parts and totaled $75,000 as of December 31, 2004. The Company received a final installment of $25,000 in the first quarter of 2005. Under the terms of the grant, the Company is obligated to return a portion of the grant if the employee levels in the Kinderhook facility fall below 45 employees at any time during the year. The portion of the grant to be repaid declined from 100% in 2002, to 90% in 2003, to 80% in 2004, to 70% in 2005, to 60% in 2006 and to 50% in 2007, and is expected to decline an additional 10% each year until 2013. The employment at the Kinderhook facility did not drop below 45 employees at any time during 2007 or 2006. This other income was offset by a loss of $1,000 on disposal of computer equipment in 2007.

Research and development (“R&D”)

R&D expenses for the twelve months ended December 31, 2007 were $669,000, or 4.8% of net sales compared to $606,000, or 4.4% of net sales at December 31, 2006. This represents an increase of $63,000 or 10.4%. The increase in research and development expense was as a result of increases in salaries and facilities’ costs offset partially by savings in consulting fees and compliance costs. Further, in the twelve months ended December 31, 2006, the Company received $25,000 for an initial evaluation of its manufacture of products for Nanogen, Inc., whom we entered into a supply agreement with in August 2006. This $25,000 was included as a reduction of expense in R&D during 2006; this was non-recurring in 2007. In 2007, the R&D group focused on: the final development of the OralStat EX, the Rapid STAT and the Rapid TOX Cup as well as finalizing development of tests for new detection levels of methamphetamine, amphetamine and MDMA, and evaluating several new contract manufacturing opportunities.

Selling and marketing

Selling and marketing expenses were $3,091,000 or 22.3% of net sales in 2007 compared to $3,325,000, or 24.0% of net sales in 2006, a decrease of $234,000, or 7.0%. The savings in selling and marketing expenses is primarily a result of savings in salary and royalty expenses, which were offset by increases in commission expense, and advertising and trade show expense. In late 2006, the Company’s regional sales staff was diminished due to attrition and some planned reductions; the number of regional sales staff did not increase in 2007. The Company’s intention is to increase the number of individuals in its inside sales group to focus on developing more smaller workplace customers, although the number of individuals in its inside sales group didn’t increase at the end of year ended December 31, 2007 from the year ended December 31, 2006. As of December 31, 2007, the Company employed 15 sales professionals in total, comprised of a vice president of sales & marketing, 6 regional sales representatives, 1 director of government sales, 5 inside sales representative and 2 international sales representatives.

General and administrative

General and administrative expenses were $2,827,000, or 20.4% of net sales in 2007 compared to $2,621,000, or 18.9% of net sales in 2006, representing an increase of $206,000 or 7.9%. The increase in general and administrative expense is primary as a result of increases in regulatory consulting costs associated with our application for a CLIA waiver for our products, along with increases in investor relations expense and salaries which were offset by savings in outside service fees, and communication costs.

Non-cash compensation in 2007 and 2006 stems from the amortization of expense of options issued to two employees in 2006, the Company’s former Chief Financial Officer and the Vice President of Product Development. Non-cash compensation totaled $26,000 in 2007 and $37,000 in 2006.

Management believes that the amount of research and development, selling and marketing and general and administrative costs may increase as the Company creates the necessary infrastructure to continue: to develop new products and enhance its current products to meet the changing needs of the point of collection testing markets, to grow our contract manufacturing operations, promote our products in our markets, and to institute changes necessary to comply with various new public company reporting requirements including but not limited to requirements related to internal controls over financial reporting.

LIQUIDITY AND CAPITAL RESOURCES AS OF DECEMBER 31, 2007

The Company's cash requirements depend on numerous factors, including product development activities, penetration of the direct sales market, market acceptance of our new products, and effective management of inventory levels in response to sales forecasts. The Company expects to devote capital resources to continue product development, expand manufacturing capacity and continue research and development activities. The Company will examine other growth opportunities including strategic alliances and expects such activities will be funded from existing cash and cash equivalents, issuance of additional equity or additional borrowings, subject to market and other conditions. The Company’s financial statements for the fiscal year ended December 31, 2007 have been prepared assuming the Company will continue as a going concern. The Company believes that our current cash balances, together with cash generated from future operations will be sufficient to fund operations for the next twelve months. If cash generated from operations is not sufficient to satisfy the Company's working capital and capital expenditure requirements, the Company may be required to sell additional equity or obtain additional credit facilities. There is no assurance that such financing will be available or that the Company will be able to complete financing on satisfactory terms, if at all.

The Company’s working capital decreased $839,000 to $4,017,000 at December 31, 2007, compared to $4,856,000 million at December 31, 2006. The Company has historically satisfied net working capital requirements through cash from operations and occasional proceeds from the exercise of stock options and warrants (approximately $623,000 since 2002). The last private placement of equity securities with institutional investors took place in August 2001. Net loss of $990,000 in 2007 compared to net income of $196,000 in 2006, together with increases in accounts receivable, prepaid expenses, and decrease in accrued expenses were offset by an increase in accounts payable and wages payable, resulting in cash used in operations of $605,000 for the twelve months ending December 31, 2007. The primary uses of cash in 2007 were the purchase of inventory components and approximately $706,000 of property, plant and equipment. The Company has never paid any dividends on its common shares and anticipates that all future earnings, if any, will be retained for use in the Company's business.

At December 31, 2007 and December 31, 2006, the Company had cash and cash equivalents of $336,000 and $641,000 respectively. In addition, the Company has a revolving line of credit in the maximum amount of $875,000 with First Niagara Financial Group, Inc. ("FNFG"). The line is not to exceed 70% of accounts receivable less than 60 days. The purpose of the line of credit is to provide working capital. The interest rate is .25% above the FNFG prime rate. The Company is required to maintain certain financial covenants such as net worth (stockholders’ equity) greater than $5 million and working capital greater than $4 million. Further, the Company is required to maintain a minimum Debt Service Coverage Ratio of not less than 1.2:1.0 measured at each fiscal year end beginning December 31, 2006. Debt Service Coverage Ratio is defined as Net Operating Income divided by annual principal and interest payments on all loans relating to subject property. The Company meets the stockholder’s equity and working capital financial covenants as of December 31, 2007 however at December 31, 2007, we did not meet the Debt Service Coverage Ratio covenant. There is no requirement for annual repayment of all principal on this line of credit; it is payable on demand at any time. The amount outstanding on this line of credit was $690,000 at December 31, 2007 and $164,000 at December 31, 2006.

The Company obtained an additional line of credit from FNFG for $75,000 during the first quarter of 2006. The line of credit is to be used exclusively for payments on a sublicense agreement entered into during the first quarter of 2006. The interest rate is .50% above the FNFG prime rate and principal may be repaid at any time and borrowed again as needed. There is no requirement for repayment of all principal annually on this line of credit. The amounts outstanding on this line of credit at December 31, 2007 were $33,000 and $12,000 at December 31, 2006. Both lines are secured by all of the assets and personal property of the Company, wherever located, now owned or hereafter acquired, including accounts receivable, contract rights, health care insurance receivables, chattel paper, inventory, equipment, instruments, including promissory notes, investment property, documents, deposit accounts, general intangibles, including payment intangibles and supporting obligations.

On November 6, 2006, the Company closed on a real estate mortgage refinancing related to its facility in Kinderhook, New York. The new loan through First Niagara Financial Group (“FNFG”) is in the amount of $775,000 and has a term of ten (10) years with a twenty (20) year amortization. The interest rate is fixed at 7.50% for the first five (5) years. Beginning with year six (6) and through the end of the loan term, the rate changes to 2% above the Federal Home Loan Bank of New York five (5) year term, fifteen (15) year Amortization Advances Rate. The loan is collateralized by the Company's 30,000 square foot facility in Kinderhook, New York and its personal property. The Company's monthly payment is $6,293 and payments commenced on January 1, 2007, with the final payment being due on December 1, 2016. The Company received proceeds of $154,000 after closing costs and accrued interest, the balance being a refinance of existing debt. The cash received was for improvements to the Kinderhook, New York property, including repaving of the driveway and parking lot and replacing the roof.

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

On January 22, 2007, the Company entered into a Term Note (the “Note”) with FNFG in the amount of $539,000. The term of the note is five (5) years with a fixed interest rate of 7.17%. The Company's monthly payment is $10,714 and payments commenced on February 1, 2007, with the final payment being due on January 1, 2012. The Company has the option of prepaying the Note in full or in part at any time during the term without penalty. There were no closing costs associated with this Note. The loan is secured by Company assets now owned or to be acquired. The amount outstanding on this Note was $455,000 at December 31, 2007.

The Company received proceeds of $23,000 from the exercise of options during 2007.

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

Effect of Recent Accounting Pronouncements

In December 2004, the FASB issued FAS No. 123 (revised 2004), "Share-Based Payment", ("FAS No. 123(R)"), which amended FAS No. 123, "Accounting for Stock-Based Compensation", and superseded APB Opinion No. 25, "Accounting for Stock Issued to Employees". FAS No. 123(R) required compensation expense to be recognized for all share-based payments made to employees based on the fair value of the award at the date of grant, eliminating the intrinsic value alternative allowed by FAS No. 123. FAS No. 123(R) required adoption in the first interim or annual period beginning after December 15, 2005. The statement allowed companies to adopt its provisions using either the modified prospective method or the modified retrospective method. ABMC adopted FAS No. 123(R) on January 1, 2006 using the modified prospective method. Because we previously accounted for share-based payments to our employees using the intrinsic value method, our results of operations have not included the recognition of compensation expense for the issuance of stock option awards. On December 14, 2005 the Company accelerated the vesting of all outstanding stock options that were not yet fully vested, to that date. Options granted to two employees during the second quarter of 2006 were accounted for in accordance with FAS No. 123(R). FAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost, to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement may reduce our net operating cash inflows and increase our net financing cash flows in periods after adoption. The impact that this change in reporting will have on future periods cannot be determined at this time because the benefit recognized is dependent upon attributes that vary for each option exercise.

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109”. This Interpretation clarified the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. The Company adopted FIN48 on January 1, 2007 and it did not have a significant effect on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 established a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, established a framework for measuring fair value, and expanded disclosure about such fair value measurements. This Statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not believe that the adoption of FAS No. 157 will have a significant effect on its financial statements.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” Effective for the Company as of January 1, 2009, SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. Management is evaluating the impact of adopting SFAS No. 141(R) and SFAS No. 160, if any, on the Company’s financial statements.

ITEM 7.  FINANCIAL STATEMENTS

The Company's Financial Statements are set forth beginning on page F-1.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A(T) CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management has reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorization of Management; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or the degree of compliance may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

This Form 10-KSB does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only Management's report in this annual report.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information required by this item is contained in our definitive Proxy Statement with respect to our Annual Meeting of Shareholders for the fiscal year ending December 31, 2007, under the captions “Discussion of Proposal Recommended by Board”, “Directors that are not Nominees”, “Additional Executive Officers and Senior Management”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Code of Ethics”, “Audit Committee” and “Audit Committee Financial Expert” and is incorporated herein by reference.

ITEM 10.	EXECUTIVE COMPENSATION

The information required by this item is contained in our definitive Proxy Statement with respect to our Annual Meeting of Shareholders for the fiscal year ending December 31, 2007, under the caption “Executive Compensation”, and is incorporated herein by reference.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is contained within Item 5. Market for Common Equity and Related Stockholders Matters earlier in this Annual Report on Form 10-KSB and in our definitive Proxy Statement with respect to the Annual Meeting of Shareholders for the fiscal year ending December 31, 2007, under the caption “Security Ownership of Management and Certain Beneficial Owners” and is incorporated herein by reference.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is contained in our definitive Proxy Statement with respect to the Annual Meeting of Shareholder for the fiscal year ending December 31, 2007, under the caption “Certain Relationships and Related Transactions” and “Independent Directors”, and is incorporated herein by reference.

ITEM 13.	EXHIBITS

(a)	Exhibits

Number	Description of Exhibits
3.5	Bylaws(1)

3.50	Amended and Restated Bylaws(5)

3.6	Fifth amendment to the Certificate of Incorporation (filed as Exhibit 3.6 to the Company’s Form SB-2 filed on November 21, 1996 and incorporated herein by reference)

3.7	Sixth amendment to the Certificate of Incorporation(5)

4.2	Investor Registration Rights Agreement, dated August 22, 2001, among American Bio Medica Corporation and the investors(4)

4.3	Placement Agent Registration Rights Agreement, dated August 22, 2001, among American Bio Medica Corporation and the placement agent and its sub-agents(4)

4.4	Form of Warrant Agreement and Warrant among American Bio Medica Corporation and the investors(4)

4.5	Form of Warrant Agreement and Warrant among American Bio Medica Corporation and the placement agent and its sub-agents(4)

4.6	Fiscal 1997 Nonstatutory Stock Option Plan (filed as part of the Company’s Proxy Statement for its Fiscal 1997 Annual Meeting and incorporated herein by reference) (a)

4.7	Services Agreement dated September 7, 2005 by and between the Company and Barretto Pacific Corporation(10)

4.8	Stock Grant Agreement dated September 7, 2005 by and between the Company and Barretto Pacific Corporation(10)

4.14	Fiscal 1998 Nonstatutory Stock Option Plan (filed as part of the Company’s Proxy Statement for its Fiscal 1998 Annual Meeting and incorporated herein by reference) (a)

4.15	Fiscal 2000 Nonstatutory Stock Option Plan (filed as part of the Company’s Proxy Statement for its Fiscal 2000 Annual Meeting and incorporated herein by reference) (a)

4.16	Common Stock Purchase Agreement dated April 28, 2000 by and between the Company and Seaside Partners, L.P.(2)

4.17	Fiscal 2001 Nonstatutory Stock Option Plan (filed as part of the Company’s Proxy Statement for its Fiscal 2002 Annual Meeting and incorporated herein by reference) (a)

4.18	Extension Agreement by and between the Company and Steven Grodko

4.19	Registration Letter Agreement by and between the Company and Steven Grodko

10.3	Term Note with First Niagara Bank(11)

10.6	Contract of Sale dated May 19, 1999/Kinderhook, New York facility(2)

10.7	Agreement of Lease dated May 13, 1999/Kinderhook, New York facility(2)

10.8	Lease dated August 1, 1999/New Jersey facility(2)

10.9	Amendment dated March 23, 2001 to Lease dated August 1, 1999/New Jersey facility(3)

10.10	Amended Contract of Sale dated May, 2001/Kinderhook, New York facility(3)

10.11	Financial Advisory Agreement dated May 2, 2001 by and between Brean Murray & Co., Inc. and the Company(3)

10.12	Employment contract between the Company and Robert L. Aromando, Jr. (a)(3)

10.13	Employment contract between the Company and Stan Cipkowski (a)(3)

10.14	Employment contract between the Company and Douglas Casterlin (a)(3)

10.15	Employment contract between the Company and Keith E. Palmer (a)(3)

10.16	Warrant Agreement dated November 15, 2001 by and between the Company and Hudson River Bank & Trust Company(5)

10.17	Amendment No.3 dated August 20, 2002/New Jersey facility(6)

10.18	Employment contract between the Company and Gerald A. Moore (a)(6)

10.19	Financial Advisory Agreement dated December 2, 2003 by and between Brean Murray & Co., Inc and the Company(7)

10.19.1	Settlement letter dated June 21, 2004 by and between Bran Murray & Co., Inc and the Company(8)

10.20	Contract of Sale/land-Kinderhook, NY facility(7)

10.21	Employment contract between the Company and Stan Cipkowski(a),(7)

10.22	Employment contract between the Company and Stan Cipkowski(a),(9)

10.23	Employment contract between the Company and Stan Cipkowski(12)

10.24	Employment contract between the Company and Keith E. Palmer(12)

10.25	Amendment No 4 dated October 9, 2006/Lease of New Jersey facility(13)

10.26	Amendment No. 5 dated January 19, 2007/Lease of New Jersey facility(13)

10.27	Employment contract between the Company and Stan Cipkowski(a)(14)

10.28	Employment contract between the Company and Martin Gould(a)(14)

10.29	Employment contract between the Company and Keith E. Palmer(a)(14)

10.30	Employment contract between the Company and Stefan Parker(a)(15)

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer

32.2	Section 1350 Certification of the Chief Financial Officer

a)	indicates an employee benefit plan, management contract or compensatory plan or arrangement in which a named executive officer participates.

(1)	Filed as the exhibit number listed to the Company’s Form 10-SB filed on November 21, 1996 and incorporated herein by reference.

(2)	Filed as the exhibit number listed to the Company’s Form 10-KSB filed on August 11, 2000 and incorporated herein by reference.

(3)	Filed as the exhibit number listed to the Company’s Form 10-KSB filed on August 13, 2001 and incorporated herein by reference.

(4)	Filed as the exhibit number listed to the Company’s Form S-3 filed on September 26, 2001 and incorporated herein by reference.

(5)	Filed as the exhibit number listed to the Company’s Form 10-KSB filed on April 15, 2002 and incorporated herein by reference.

(6)	Filed as the exhibit number listed to the Company’s Form 10-KSB filed on March 31, 2003 and incorporated herein by reference.

(7)	Filed as the exhibit number listed to the Company’s Form 10-KSB filed on May 10, 2004 and incorporated herein by reference.

(8)	Filed as the exhibit number listed to the Company’s Form 10-QSB filed August 10, 2004 and incorporated herein by reference.

(9)	Filed as the exhibit number listed to the Company’s Form 10-QSB filed on November 12, 2004 and incorporated herein by reference.

(10)	Filed as the exhibit number listed to the Company’s Form 10-QSB filed on November 8, 2005 and subsequently amended on Form 10-QSB/A filed on February 24, 2006 and incorporated herein by reference.

(11)	Filed as the exhibit number listed to the Company’s Form 8-K filed on January 24, 2007 and incorporated herein by reference.

(12)	Filed as the exhibit number listed to the Company’s Form 10-KSB filed on March 31, 2006 and incorporated herein by reference.

(13)	Filed as the exhibit number listed to the Company’s Form 10-KSB filed on March 29, 2007 and incorporated herein by reference.

(14)	Filed as the exhibit number listed to the Company’s Form 10-QSB filed on August 13, 2007 and incorporated herein by reference.

(15)	Filed as the exhibit number listed to the Company’s Form 8-K filed on August 24, 2007 and incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is contained in our definitive Proxy Statement with respect to the Annual Meeting of Shareholder for the fiscal year ending December 31, 2007, under the caption “Independent Public Accountants”, and is incorporated herein by reference.

AMERICAN BIO MEDICA CORPORATION

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN BIO MEDICA CORPORATION

By	/s/ Stefan Parker
Stefan Parker
Chief Financial Officer (Principal Accounting Officer) Executive Vice President, Finance

Date: March 28, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 2008:

/s/ Stan Cipkowski	Chief Executive Officer & Director
Stan Cipkowski	(Principal Executive Officer)

/s/ Edmund Jaskiewicz	Chairman and President
Edmund Jaskiewicz

/s/ Richard P. Koskey	Director
Richard P. Koskey

/s/ Daniel W. Kollin	Director
Daniel W. Kollin

/s/ Anthony G. Costantino	Director
Anthony G. Costantino

/s/ Carl A. Florio	Director
Carl A. Florio

/s/ Jean Neff	Director
Jean Neff

/s/ Stefan Parker	Chief Financial Officer
Stefan Parker	(Principal Financial Officer) Executive Vice President, Finance

S-1

AMERICAN BIO MEDICA CORPORATION

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
American Bio Medica Corporation

We have audited the accompanying balance sheets of American Bio Medica Corporation as of December 31, 2007 and 2006, and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Bio Medica Corporation as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, in 2007 the Company suffered a significant net loss, generated negative cash flows from operations, and at December 31, 2007 is not in compliance with certain financial covenants required under its line of credit obligation. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ UHY LLP

Albany, New York March 26, 2008

AMERICAN BIO MEDICA CORPORATION

Balance Sheets

	December 31, 2007	December 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$336,000	$641,000
Accounts receivable - net of allowance for doubtful accounts of $105,000 at December 31, 2007 and 2006	1,365,000	1,313,000
Inventory - net of reserve for slow moving and obsolete inventory of $250,000 at December 31, 2007 and 2006	4,994,000	4,859,000
Prepaid and other current assets	181,000	165,000
Total current assets	6,876,000	6,978,000

Property, plant and equipment, net	2,267,000	1,982,000
Other assets	7,000	57,000

Total assets	$9,150,000	$9,017,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,403,000	$1,091,000
Accrued expenses	220,000	509,000
Wages payable	332,000	269,000
Patent sublicense current	50,000	50,000
Line of credit	723,000	176,000
Current portion of long term debt	121,000	17,000
Current portion of unearned grant	10,000	10,000
Total current liabilities	2,859,000	2,122,000

Patent sublicense non-current		50,000
Other liabilities	48,000
Long-term debt	1,107,000	758,000
Unearned grant	40,000	50,000
Total liabilities	4,054,000	2,980,000

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Preferred stock; par value $.01 per share; 5,000,000 shares authorized, none issued and outstanding at December 31, 2007 and December 31, 2006
Common stock; par value $.01 per share; 50,000,000 shares authorized; 21,744,768 issued and outstanding at December 31, 2007 and 21,719,768 shares issued and outstanding at December 31, 2006	217,000	217,000
Additional paid-in capital	19,267,000	19,218,000
Accumulated deficit	(14,388,000)	(13,398,000)

Total stockholders’ equity	5,096,000	6,037,000

Total liabilities and stockholders’ equity	$9,150,000	$9,017,000

The accompanying notes are an integral part of the financial statements

AMERICAN BIO MEDICA CORPORATION

Statements of Operations

	For the Year Ended December 31, 2007		For the Year Ended December 31, 2006

Net sales		$13,872,000	$13,838,000
Cost of goods sold		8,141,000	7,035,000
Gross profit		5,731,000	6,803,000
Operating expenses:
Research and development		669,000	606,000
Selling and marketing		3,091,000	3,325,000
General and administrative		2,827,000	2,621,000

Operating income (loss)		(856,000)	251,000
Other income (expense):
Other income		9,000	10,000
Interest income		9,000	7,000
Interest expense		(149,000)	(67,000)
Income (loss) before tax		(987,000)	201,000
Income tax		(3,000)	(5,000)
Net income (loss) after tax		$(990,000)	$196,000
Basic and diluted income (loss) per common share	$	(0.05)	$.01
Weighted average number of shares outstanding - basic		21,737,000	21,484,000
Dilutive effect of stock options and warrants			89,000
Weighted average number of shares outstanding -diluted		21,737,000	21,573,000

The accompanying notes are an integral part of the financial statements

AMERICAN BIO MEDICA CORPORATION

Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance-December 31, 2005	21,359,768	$214,000	$18,853,000	$(13,594,000)	$5,473,000

Stock option/Warrant exercise	360,000	3,000	328,000		331,000
Non-cash compensation			37,000		37,000
Net income				196,000	196,000
Balance-December 31, 2006	21,719,768	$217,000	$19,218,000	$(13,398,000)	$6,037,000

Stock option exercise	25,000		23,000		23,000
Non-cash compensation			26,000		26,000
Net loss				(990,000)	(990,000)
Balance-December 31, 2007	21,744,768	$217,000	$19,267,000	$(14,388,000)	$5,096,000

AMERICAN BIO MEDICA CORPORATION

 Statements of Cash Flows

	Year Ended December 31, 2007	Year Ended December 31, 2006
Cash flows from operating activities:
Net income/(loss)	$(990,000)	$196,000
Adjustments to reconcile net income/(net loss) to net cash provided by / (used in) operating activities:
Depreciation	437,000	376,000
Loss on disposal of fixed assets	1,000
Compensatory stock options	26,000	37,000
Unearned grant	(10,000)	(10,000)
Changes in:
Accounts receivable	(53,000)	58,000
Inventory	(135,000)	(408,000)
Prepaid expenses and other current assets	(15,000)	(8,000)
Accounts payable	312,000	(288,000)
Accrued expenses	(289,000)	378,000
Wages payable	63,000	11,000
Other liabilities	48,000

Net cash provided by (used in) operating activities	(605,000)	342,000

Cash flows from investing activities:
Purchase of property, plant and equipment	(706,000)	(803,000)

Net cash used in investing activities	(706,000)	(803,000)

Cash flows from financing activities:
Proceeds from stock option exercise	23,000	85,000
Proceeds from warrant exercise		247,000
Net proceeds from line of credit	547,000	176,000
Proceeds from debt financing	539,000	775,000
Payments on debt financing	(103,000)	(627,000)

Net cash provided by financing activities	1,006,000	656,000

Net increase (decrease) in cash and cash equivalents	(305,000)	195,000
Cash and cash equivalents - beginning of period	641,000	446,000
Cash and cash equivalents - end of period	$336,000	$641,000
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$149,000	$67,000
Purchase of property, plant and equipment, financing through capital lease	$17,000

The accompanying notes are an integral part of the financial statements

American Bio Medica Corporation
Notes to Financial Statements
December 31, 2007

NOTE A - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

The Company:

American Bio Medica Corporation (“ABMC” or the “Company”) was incorporated in the State of New York on April 10, 1986 and is in the business of developing, manufacturing, and marketing point of collection diagnostics test kits.

The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. For the year ended December 31, 2007 the company had a net loss of $990,000 and net cashed used in operating activities of $605,000 as compared to net income of $196,000 and net cash provided by operating activities of $342,000 in 2006. The Company’s cash balances decreased by $305,000 during the twelve months ended December 31, 2007 and increased by $195,000 during the twelve months ended December 31, 2006. As of December 31, 2007, the Company had an accumulated deficit of $14,388,000. During 2006 and continuing throughout this fiscal year, the Company commenced implementing programs to improve its financial prospects including entering into national and international distribution agreements, investing in automation equipment to improve process efficiencies and reduce costs and other measures to enhance profit margins. The Company anticipates improvements in efficiency to lower the costs to manufacture its products as improvements are made in the assembly processes. Improvements in efficiency were made in 2006, and continued in 2007, as the Company took steps to automate the assembly of the Company’s Rapid TOX product line.

If cash generated from operations is insufficient to satisfy the Company’s working capital and capital expenditure requirements, the Company may be required to sell additional equity or obtain additional credit facilities. There can be no assurance that such financing will be available or that the Company will be able to complete financing on satisfactory terms, if at all.

The Company’s history of operating cash flow deficits raises substantial doubt about its ability to continue as a going concern and its continued existence is dependent upon several factors, including its ability to raise revenue levels and reduce costs to generate positive cash flows, and to sell additional shares of the Company’s common stock to fund operations, or obtain additional credit facilities, if necessary. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of or classification of liabilities that might be necessary as a result of this uncertainty.

 Significant Accounting Policies:

[1]          Cash equivalents:

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

[2]	Accounts Receivable:

Accounts receivable consists of trade receivables due from customers for the sale of our products.  Payment terms vary on a customer-by-customer basis, and generally range from cash on delivery to net 90 days.  Receivables are considered past due when they have exceeded its payment terms.  Accounts receivable have been reduced by an estimated allowance for doubtful accounts.  The Company estimate our allowance for doubtful accounts based on facts, circumstances and judgments regarding each receivable.  Customer payment history and patterns, historical losses, economic and political conditions, trends and individual circumstances are among the items considered when evaluating the collectability of the receivables. Accounts are reviewed regularly for collectability and those deemed uncollectible are written off.

American Bio Medica Corporation
Notes to Financial Statements
December 31, 2007

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

American Bio Medica Corporation
Notes to Financial Statements
December 31, 2007

[9]	Income (loss) per common share:

Basic income or loss per common share is calculated by dividing net income or net loss by the weighted average number of outstanding common shares during the period. For the year ended December 31, 2006 diluted net income per share includes the dilutive effect of 1,142,000 stock options and 0 warrants.

Potential common shares outstanding as of December 31, 2007 and 2006:

	December 31, 2007	December 31, 2006

Warrants	150,000	150,000
Options	3,968,080	3,993,080

For the twelve months ended December 31, 2007, the number of securities not included in the diluted loss per share was 4,118,080,as their effect was anti-dilutive. For the twelve months ended December 31, 2006 the number of securities not included in the diluted income per share was 3,001,080. The securities would have been anti-dilutive because the exercise price of the securities was greater than the average market price of the Company’s common share for the fiscal year ending December 31, 2006.

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and other liabilities approximate their fair value based on the short term nature of those items.

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

In accordance with SFAS No. 123 (revised 2004), Share Based Payment, the Company began to recognize compensation expense for stock options on January 1, 2006. The weighted average fair value of options granted during the twelve months ended December 31, 2006 was $0.85. There were no options granted during the twelve months ending December 31, 2007.

American Bio Medica Corporation
Notes to Financial Statements
December 31, 2007

Two employees were granted stock options on June 13, 2006, the then Chief Financial Officer and the Vice President of Product Development. The exercise price of the options was the same as the closing price of the stock on the day of the grant. The calculated fair value of the options was $.85 per option. The fair value of these stock option grants was estimated utilizing the Black-Scholes option-pricing model. The following weighted average assumptions were used: dividend yield of zero percent; risk-free interest rates, which vary for each grant, ranging from 4.26% to 5.15%; expected life of ten years for all grants; and stock price volatility ranging from 72% to 75%. The value of these grants totaled $63,000, which was amortized over the vesting period of one year from the date of grant. Total expense included in 2007 was $26,000 and $37,000 of expense was reported in 2006.

[14]	Concentration of credit risk:

The Company sells its drug testing products primarily to United States customers and distributors. Credit is extended based on an evaluation of the customer’s financial condition. At December 31, 2007, two customers accounted for 15% and 10.4% of our accounts receivable-net, respectively. Due to the longstanding nature of our relationships with these customers and contractual obligations, the Company is confident that it will recover these amounts.

One of our customers accounted for approximately 9.3% of the total sales of the Company for the fiscal year ended December 31, 2007.

At December 31, 2006, one customer accounted for 16% of accounts receivable-net. Their outstanding balance was current at December 31, 2006 and resulted from several large shipments in December 2006. This customer does not represent more than 10% of accounts receivable-net as of December 31, 2007. The Company establishes an allowance for doubtful accounts based on factors surrounding the credit risk of specific customers and other information.

The Company maintains certain cash balances at a financial institution that is federally insured and at times the balances have exceeded federally insured limits.

[15]	Reporting comprehensive income:

The Company reports comprehensive income in accordance with the provisions of SFAS No. 130, Reporting Comprehensive Income. The provisions of SFAS No. 130 require the Company to report the change in the Company's equity during the period from transactions and events other than those resulting from investments by, and distributions to, the shareholders. For the years ended December 31, 2007 and 2006 comprehensive income was the same as net income.

[16]	Reclassifications:

Certain items have been reclassified from the prior years to conform to the current year presentation.

[17]	New accounting pronouncements:

In December 2004, the FASB issued FAS No. 123 (revised 2004), "Share-Based Payment", ("FAS No. 123(R)"), which amended FAS No. 123, "Accounting for Stock-Based Compensation", and superseded APB Opinion No. 25, "Accounting for Stock Issued to Employees". FAS No. 123(R) required compensation expense to be recognized for all share-based payments made to employees based on the fair value of the award at the date of grant, eliminating the intrinsic value alternative allowed by FAS No. 123. FAS No. 123(R) required adoption in the first interim or annual period beginning after December 15, 2005. The statement allowed companies to adopt its provisions using either the modified prospective method or the modified retrospective method. ABMC adopted FAS No. 123(R) on January 1, 2006 using the modified prospective method. Because the Company previously accounted for share-based payments to our employees using the intrinsic value method, our results of operations have not included the recognition of compensation expense for the issuance of stock option awards. On December 14, 2005 the Company accelerated the vesting of all outstanding stock options that were not yet fully vested, to that date. Options granted to two employees during the second quarter of 2006 were accounted for in accordance with FAS No. 123(R). FAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost, to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement may reduce our net operating cash inflows and increase our net financing cash flows in periods after adoption. The impact that this change in reporting will have on future periods cannot be determined at this time because the benefit recognized is dependent upon attributes that vary for each option exercise.

American Bio Medica Corporation
Notes to Financial Statements
December 31, 2007

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109”. This Interpretation clarified the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. The Company adopted FIN48 on January 1, 2007 and it did not have a significant effect on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 established a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, established a framework for measuring fair value, and expanded disclosure about such fair value measurements. This Statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not believe that the adoption of FAS No. 157 will have a significant effect on its financial statements.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” Effective for the Company as of January 1, 2009, SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. Management is evaluating the impact of adopting SFAS No. 141(R) and SFAS No. 160, if any, on the Company’s financial statements.

NOTE B - INVENTORY

Inventory is comprised of the following:

	December 31, 2007	December 31, 2006

Raw Materials	$2,264,000	$1,841,000
Work In Process	2,547,000	2,485,000
Finished Goods	433,000	783,000
Reserve for slow moving and obsolete inventory	(250,000)	(250,000)
	$4,994,000	$4,859,000

American Bio Medica Corporation
Notes to Financial Statements
December 31, 2007

NOTE C - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, are as follows:

	December 31, 2007	December 31, 2006

Land	$102,000	$102,000
Buildings and improvements	1,396,000	1,288,000
Manufacturing and warehouse equipment	2,364,000	1,815,000
Office equipment	376,000	378,000
	4,238,000	3,583,000
Less accumulated depreciation	1,971,000	1,601,000
	$2,267,000	$1,982,000

Depreciation expense was $437,000 and $376,000 for the years ended December 31, 2007 and 2006, respectively.

NOTE D - LONG TERM DEBT

Long-term debt at December 31, 2007 and December 31, 2006 consisted of the following:

	December 31, 2007	December 31, 2006
First Niagara Bank:
Mortgage payable in equal monthly installments of $6,293 including interest at 7.50% through December 1, 2016 with a final lump sum payment of $534,000 at maturity, collateralized by the building, land and personal property.	$758,000	$775,000
Term note payable in equal monthly installments of $10,714 including interest at 7.17% through January 1, 2012 with a final lump sum payment of $11,440 at maturity, collateralized by the Company’s existing and future assets.	455,000
RICOH:
Capital lease payable in equal monthly installment of $390 including interest at 14.11% through May 1, 2012	15,000
	1,228,000	775,000
Less current portion	(121,000)	(17,000)
Non-current portion	$1,107,000	$758,000

American Bio Medica Corporation
Notes to Financial Statements
December 31, 2007

At December 31, 2007, the following are the maturities of long-term debt for each of the next five years:

2008	121,000
2009	130,000
2010	140,000
2011	151,000
2012	39,000
Thereafter	647,000
$1,228,000

On November 6, 2006, the Company closed on a real estate mortgage refinancing related to its facility in Kinderhook, New York. The new loan through First Niagara Financial Group (“FNFG”) is in the amount of $775,000 and has a term of ten (10) years with a twenty (20) year amortization. The interest rate is fixed at 7.50% for the first five (5) years. Beginning with year six (6) and through the end of the loan term, the rate changes to 2% above the Federal Home Loan Bank of New York five (5) year term, fifteen (15) year Amortization Advances Rate. The loan is collateralized by the Company's facility in Kinderhook, New York and its personal property. The Company received proceeds of $154,000 after closing costs and accrued interest. The cash received was for improvements to the Kinderhook, New York property, including paving of the driveway and parking lot and replacing the roof.

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

On January 22, 2007, the Company entered into a Term Note (the “Note”) with FNFG in the amount of $539,000. The term of the note is five (5) years with a fixed interest rate of 7.17%. Company has the option of prepaying the Note in full or in part at any time during the term without penalty. There were no closing costs associated with this Note. The loan is secured by Company assets now owned or to be acquired. The amount outstanding on this Note was $455,000 at December 31, 2007.

On May 8, 2007, the Company purchased a copier through an equipment lease with RICOH in the amount of $17,000. The term of the lease is five (5) years with an interest rate of 14.11%.

NOTE E - LINES OF CREDIT

The Company has available two lines of credit with First Niagara Financial Group, Inc. ("FNFG"). The first line has a maximum line of $875,000 and is not to exceed 70% of accounts receivable less than 60 days. The interest rate is .25% above the FNFG prime rate. The Company is required to maintain certain financial covenants such as net worth (stockholders’ equity) greater than $5 million and working capital greater than $4 million. Further, the Company is required to maintain a minimum Debt Service Coverage Ratio of not less than 1.2:1.0 measured at each fiscal year end beginning December 31, 2006. Debt Service Coverage Ratio is defined as Net Operating Income divided by annual principal and interest payments on all loans relating to subject property. The Company meets the stockholder’s equity and working capital financial covenants as of December 31, 2007, however, at December 31, 2007, the Company did not meet the Debt Service Coverage Ratio covenant. There is no requirement for annual repayment of all principal on this line of credit; it is payable on demand at any time. The amount outstanding on this line of credit was $690,000 at December 31, 2007 and $164,000 at December 31, 2006.

American Bio Medica Corporation
Notes to Financial Statements
December 31, 2007

The second line of credit was obtained during the first quarter of 2006 for the limited purpose of paying amounts associated with a sublicense agreement executed during the first quarter. This line is for a maximum of $75,000 with an interest rate of .50% above the FNFG prime rate and principal may be repaid at any time and borrowed again as needed. There is no requirement for repayment of all principal annually on this line of credit. The amount outstanding on this line of credit was $33,000 at December 31, 2007 and $12,000 at December 31, 2006.

NOTE F - INCOME TAXES

A reconciliation of the U.S. Federal statutory income tax rate to the effective income tax rate is as follows:

	Year Ended December 31, 2007	Year Ended December 31, 2006

Tax (benefit)/expense at federal statutory rate	34%	34%
State tax (benefit)/expense, net of federal tax effect	5	5
Valuation allowance	(39)	(39)
Effective income tax rate	0%	0%

Significant components of the Company’s deferred tax assets are as follows:

	Year Ended December 31, 2007	Year Ended December 31, 2006

Inventory	$31,000	$30,000
Inventory reserve	98,000	98,000
Stock based compensation	1,384,000	1,382,000
Allowance for doubtful accounts	41,000	41,000
Property, plant, and equipment	(87,000)	(95,000)
Accrued compensation	33,000	(9,000)
Net operating loss carry-forward	3,602,000	3,308,000
Total gross deferred tax assets	5,102,000	4,755,000
Less valuation allowance	(5,102,000)	(4,755,000)
Net deferred tax assets	$0	$0

Certain 2006 gross deferred tax assets and related valuation allowances previously reported have been restated in 2007.  This restatement had no net effect on the Company's 2006 financial position, results of operations or cash flows.

American Bio Medica Corporation
Notes to Financial Statements
December 31, 2007

The valuation allowance for deferred tax assets as of December 31, 2007 and December 31, 2006 was $5,102,000 and $4,755,000, respectively. The net change in the valuation allowance was an increase of $347,000 for the year ended December 31, 2007.

At December 31, 2007, the Company has Federal and New York state net operating loss carry forwards for income tax purposes of approximately $9,236,000, which will begin to expire in 2009. In assessing the realizability of deferred tax assets, management considers whether or not it is more likely than not that some portion or all deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment.

The Company’s ability to utilize the operating loss carry forwards may be subject to an annual limitation in future periods pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, if future changes in ownership occur.

NOTE G - OTHER INCOME

Other income for the years ended 2007 and 2006 is comprised of amounts earned from a grant of $100,000 received from the Columbia Economic Development Corporation during 2002, 2003, 2005 and 2006. The grant is convertible to a loan based upon a percentage of the grant declining from 90% of the grant amount in 2003 to 0% in 2013. The unearned portion of the grant at December 31, 2007 is $50,000. The grant is convertible to a loan only if the employment levels in the Kinderhook facility drop below 45 employees at any time during the year. The employment levels in the Kinderhook facility were 81 and 87 at December 31, 2007 and December 31, 2006 respectively.

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

[2] Stock options:

During the year ended December 31, 2007, the Company did not issue any options to purchase shares of common stock.

American Bio Medica Corporation
Notes to Financial Statements
December 31, 2007

Stock option activity for the years ended December 31, 2007 and December 31, 2006 is summarized as follows:

	Year Ended December 31, 2007		Year Ended December 31, 2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	3,993,000	$1.32	4,268,000	$1.31
Granted	0	NA	75,000	$1.05
Exercised	(25,000)	$0.94	(100,000)	$0.85
Cancelled/expired	0	NA	(250,000)	$1.31
Options outstanding at end of year	3,968,000	$1.32	3,993,000	$1.32
Options exercisable at end of year	3,968,000	$1.32	3,918,000	$1.32

The following table presents information relating to stock options outstanding as of December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Shares	Weighted Average Exercise Price

$0.85 - $0.99	1,117,000	$0.89	3.99	1,117,000	$0.89
$1.00 - $1.49	1,773,000	$1.07	5.31	1,773,000	$1.07
$1.50 - $1.99	188,000	$1.57	4.46	188,000	$1.57
$2.00 - $3.38	890,000	$2.31	2.00	890,000	$2.31
TOTAL	3,968,000	$1.32	4.15	3,968,000	$1.32

As of December 31, 2007, there are no stock options available for issuance under the 1997 or the 1998 Plan. Pursuant to the plans, as of April 30, 2000, no further options could be issued under the 1997 Plan and as of April 30, 2001, no further options could be issued under the 1998 Plan. Therefore under the 1997 and 1998 plans, as options expire or are cancelled, they are returned to the plans without the possibility of being issued again. As of December 31, 2007, under the 1997 Plan, 1,230,625 options have been returned to the plan as a result of expirations or cancellations and will not be re-issued, and under the 1998 Plan, 922,000 options have been returned to the plan as a result of expirations or cancellations and will not be re-issued. Neither the 1997 nor the 1998 plan have any options issued and outstanding and therefore there is no potential for additional dilution under either the 1997 or the 1998 plans. As of December 31, 2007, there were 9,500 options available for issuance under the Fiscal 2000 Plan and 739,420 options available for issuance under the Fiscal 2001 Plan. The options outstanding noted in the table above are issued under either the 2000 Plan or the 2001 Plan.

[3] Warrants:

As of December 31, 2007, there were 150,000 warrants outstanding.

In connection with our sale of 1,408,450 common shares for $2,000,000 ($1.42 per share) in a private placement to Seaside Partners, L.P. (“Seaside”) on April 28, 2000, the Company issued a 5-year warrant to Seaside to purchase 953,283 common shares of our stock at an exercise price of $1.17 per share. To settle a penalty owed to Seaside because of a late effective registration statement, the Company adjusted the exercise price of the 953,283 warrant shares from $1.17 to $0.95 in February 2001. In November 2003, the Seaside warrant was transferred and the common shares underlying the exercise of the warrants and respective rights and obligations under the Common Stock Purchase Agreement were assigned to Steven Grodko (“Grodko”). Throughout the fiscal year ending December 31, 2004, Grodko exercised a total of 553,283 warrant shares, leaving a balance of 400,000 warrants. In October 2005 the Company entered into an Extension Agreement and registration letter agreement with Grodko in which the Company extended the term of the warrant thereby changing the expiration date of the warrant to October 28, 2006. Grodko did not exercise any additional warrant shares in 2005. On October 27, 2006, Grodko exercised 260,000 warrant shares, leaving a balance of 140,000 warrant shares. On October 28, 2006, the remaining balance of 140,000 warrant shares expired naturally. As of December 31, 2006, there were no longer any warrant shares outstanding under this issuance.

American Bio Medica Corporation
Notes to Financial Statements
December 31, 2007

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

On August 22, 2001, the Company issued warrants (“Private Placement Warrants”), exercisable during a 54 month period beginning February 22, 2002, to purchase 1,274,500 common shares of our stock at an exercise price of $1.05 per share in connection with the private placement of 2,549,000 shares of common stock (the 1,274,500 warrants issued in connection with the August 2001 private placement traded on the NASDAQ Capital Market and may be hereafter referred to as the “trading warrants”). The Company also issued, on August 22, 2001, warrants, exercisable during a 54 month period beginning February 22, 2002, to purchase a total of 203,920 common shares of our stock at an exercise price of $1.20 per share, of which warrants to purchase 152,940 common shares were issued to Brean Murray & Co., Inc. (“Brean Murray”) as compensation for their services as placement agent and warrants to purchase 12,745 common shares were issued to Axiom Capital Management, Inc., warrants to purchase 5,735 common shares were issued to Jeffrey Goldberg, warrants to purchase 16,250 common shares were issued to Barry Zelin, and warrants to purchase 16,250 common shares were issued to David L. Jordon, each for their services as sub-agents of Brean Murray. In the fiscal year end December 31, 2004, 2,500 trading warrants were exercised and in fiscal year end December 31, 2005 2,500 trading warrants were exercised, leaving a balance of 1,269,500 trading warrants. As of December 31, 2006, there were no longer any warrant shares outstanding under these issuance as both the trading warrants and the warrants issued to the placement agents naturally expired on August 22, 2006.

On December 2, 2003, the Company issued a 5 year warrant immediately exercisable and non-forfeitable, to purchase 300,000 common shares at an exercise price of $1.15 to Brean Murray as compensation for its future services as a financial advisor to the Company. In June 2004, the Company amended the December 2, 2003 Financial Advisory Agreement with Brean Murray and Brean Murray surrendered 150,000 of the 300,000 warrants to purchase common stock. The warrants were valued at $281,000 using the Black Scholes pricing model and the following assumptions, dividend yield of 0.0%, volatility of 80.6%, risk free interest rate 5.2% and expected life of 5 years and $23,000 was recognized as a charge to operations in the year ended December 31, 2003. The total value of these warrants was initially to be charged ratably over twelve months from December 2003 through November 2004, the term of the contract. An additional $70,000 was expensed in the first quarter of 2004. However, in conjunction with the surrender of 150,000 warrants in June 2004, ABMC and Brean Murray agreed that no further services would be provided and all remaining expense associated with the valuation of the warrants, $129,000, was recognized during the quarter ended June 30, 2004. The closing price of American Bio Medica Corporation’s common shares on December 2, 2003, as listed on The NASDAQ Capital Market, was $1.33 per share. There was no activity related to this warrant issuance in the fiscal year ended December 31, 2007.

American Bio Medica Corporation
Notes to Financial Statements
December 31, 2007

NOTE I - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

[1] Operating leases:

The Company leases office and R&D/production facilities in New Jersey under operating leases expiring through December 2011. In addition, the Company leases office support equipment under leases expiring through November 2009. At December 31, 2007, the future minimum rental payments under these operating leases are as follows:

2008	$90,000
2009	86,000
2010	86,000
2011	86,000
$348,000

Rent expense for facilities in New Jersey was $98,000 in 2007 and $52,000 for 2006.

[2] Employment agreements:

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

American Bio Medica Corporation
Notes to Financial Statements
December 31, 2007

[4] Patent Sublicense:

On February 28, 2006, the Company entered into a non-exclusive Sublicense Agreement (the “Agreement”) with an unaffiliated third party related to certain patents allowing us to expand our contract manufacturing operations. Under this Sublicense Agreement, the Company must pay a non-refundable fee of $175,000 over the course of 2 years, of which $75,000 was paid in the first quarter of 2006 and $50,000 was paid in the first quarter of 2007. The remaining $50,000 was paid in the first quarter of 2008. The Company is also required to pay royalties for products it manufactures that fall within the scope of these patents. The Company was not obligated to pay any royalties in 2006 or 2007. Beginning with the year ended December 31, 2007, the Company is obligated to pay a $20,000 annual minimum royalty (“MAR”) that can be applied against royalties on sales of products that fall within the scope of the sublicensed patents. The first MAR payment was made in January 2008.

NOTE J - RELATED PARTY DISCLOSURES

During the fiscal years ended December 31, 2007 and December 31, 2006, the Company paid an aggregate of $97,000 and $128,000 respectively, to Edmund Jaskiewicz, the Company’s President and Chairman of the Board of Directors, in consideration of his services as patent and trademark counsel to the Company, services as a member of its Board of Directors, and for reimbursement of expenses related to same. At December 31, 2007 there were invoices totaling $45,000 payable to Mr. Jaskiewicz.

During the fiscal years ended December 31, 2007 and December 31, 2006, the Company paid an aggregate of $70,000 and $59,000 respectively, to Alec Cipkowski. Alec Cipkowski is the son of the Company’s Chief Executive Officer, Stan Cipkowski. Alec Cipkowski performs information technology services for the Company updating and maintaining the Company website as well as supporting the Rapid Reader devices that are currently being used by customers. Alec Cipkowski is an independent contractor and not an employee of the Company. At December 31, 2007 there were invoices totaling $21,000 payable to Alec Cipkowski.

NOTE K- GEOGRAPHIC INFORMATION

Information concerning net sales by principal geographic location is as follows:

	Year ended December 31, 2007	Year ended December 31, 2006
United States	$12,337,000	$12,452,000
North America (not domestic)	757,000	727,000
Europe	543,000	552,000
Asia/Pacific Rim	101,000	48,000
South America	122,000	59,000
Africa	12,000	0
	$13,872,000	$13,838,000