Form 10-Q
period 2008-03-31
AMERICAN BIO MEDICA CORP
filed 2008-05-15
CIK 896747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number: 0-28666

AMERICAN BIO MEDICA CORPORATION
(Exact name of registrant as specified in its charter)

New York	14-1702188
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

122 Smith Road, Kinderhook, New York	12106
(Address of principal executive offices)	(Zip Code)

518-758-8158
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒ Yes ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer ☐

Non-accelerated filer   ☐         Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

   21,744,768 Common Shares as of May 13, 2008

American Bio Medica Corporation

Index to Quarterly Report on Form 10-Q
For the quarter ended March 31, 2008

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

American Bio Medica Corporation
Balance Sheets	March 31,	December 31,
	2008	2007
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$377,000	$336,000
Accounts receivable - net of allowance for doubtful accounts of $105,000 at both March 31, 2008 and December 31, 2007	1,508,000	1,365,000
Inventory - net of reserve for slow moving and obsolete inventory of $250,000 at both March 31, 2008 and December 31, 2007	5,073,000	4,994,000
Prepaid and other current assets	177,000	181,000
Total current assets	7,135,000	6,876,000

Property, plant and equipment, net	2,178,000	2,267,000
Other assets	7,000	7,000
Total assets	$9,320,000	$9,150,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,639,000	$1,403,000
Accrued expenses	425,000	220,000
Wages payable	340,000	332,000
Patent sublicense current		50,000
Line of credit	723,000	723,000
Current portion of long term debt	123,000	121,000
Current portion of unearned grant	10,000	10,000
Total current liabilities	3,260,000	2,859,000

Other liabilities	48,000	48,000
Long-term debt	1,075,000	1,107,000
Unearned grant	40,000	40,000
Total liabilities	4,423,000	4,054,000

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Preferred stock; par value $.01 per share; 5,000,000 shares authorized, none issued and outstanding at March 31, 2008 and December 31, 2007
Common stock; par value $.01 per share; 50,000,000 shares authorized; 21,744,768 issued and outstanding at both March 31, 2008 and December 31, 2007	217,000	217,000
Additional paid-in capital	19,267,000	19,267,000
Accumulated deficit	(14,587,000)	(14,388,000)

Total stockholders’ equity	4,897,000	5,096,000

Total liabilities and stockholders’ equity	$9,320,000	$9,150,000
The accompanying notes are an integral part of the financial statements

American Bio Medica Corporation
Statements of Operations
(Unaudited)

	For The Three Months Ended March 31
	2008	2007

Net sales	$3,299,000	$3,175,000

Cost of goods sold	1,872,000	1,916,000

Gross profit	1,427,000	1,259,000

Operating expenses:
Research and development	138,000	169,000
Selling and marketing	768,000	692,000
General and administrative	683,000	672,000
	1,589,000	1,533,000

Operating loss	(162,000)	(274,000)

Other income (expense):
Interest income	1,000	4,000
Interest expense	(34,000)	(27,000)
Other expense	(4,000)
	(37,000)	(23,000)

Loss before tax	(199,000)	(297,000)

Income tax
Net loss after tax	$(199,000)	$(297,000)

Basic and diluted loss per common share	$(0.01)	$(0.01)

Weighted average number of shares outstanding - basic & diluted	21,744,768	21,719,768

The accompanying notes are an integral part of the financial statements

American Bio Medica Corporation
Statements of Cash Flows
(Unaudited)
	For The Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(199,000)	$(297,000)
Adjustments to reconcile net loss to net cash provided by / (used in) operating activities:
Depreciation	92,000	117,000
Loss on disposal of fixed assets	4,000
Non-cash compensation expense		16,000
Changes in:
Accounts receivable	(143,000)	(12,000)
Inventory	(79,000)	(253,000)
Prepaid and other current assets	4,000	(62,000)
Accounts payable	236,000	79,000
Accrued expenses	205,000	(199,000)
Other liabilities	(50,000)
Wages payable	8,000	(2,000)
Net cash provided by / (used in) operating activities	78,000	(613,000)

Cash flows from investing activities:
Purchase of property, plant and equipment	(7,000)	(460,000)
Net cash used in investing activities	(7,000)	(460,000)

Cash flows from financing activities:
Debt payments	(30,000)	(20,000)
Proceeds from debt financing		539,000
Proceeds from line of credit		500,000
Line of credit payments		(120,000)
Net cash (used in) / provided by financing activities	(30,000)	899,000

Net increase / (decrease) in cash and cash equivalents	41,000	(174,000)
Cash and cash equivalents - beginning of period	336,000	641,000

Cash and cash equivalents - end of period	$377,000	$467,000

Supplemental disclosures of cash flow information
Cash paid during period for interest	$34,000	$27,000
The accompanying notes are an integral part of the financial statements

Notes to financial statements (unaudited)

March 31, 2008

Note A - Basis of Reporting

The accompanying unaudited financial statements of American Bio Medica Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, the financial statements include all normal, recurring adjustments, which are considered necessary for a fair presentation of the financial position of the Company at March 31, 2008, and the results of its operations for the three month periods ended March 31, 2008 and March 31, 2007, and cash flows for the three-month periods ended March 31, 2008 and 2007.

Operating results for the three months ended March 31, 2008 are not necessarily indicative of results that may be expected for the year ending December 31, 2008. Amounts at December 31, 2007 are derived from the Company’s audited financial statements. For further information, refer to the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

During the three months ended March 31, 2008, there were no significant changes to the Company's critical accounting policies, which are included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, income taxes, warranty obligations, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

These unaudited financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. The Company's independent registered public accounting firm's report of the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007, contained an explanatory paragraph regarding the Company's ability to continue as a going concern.

Recently Adopted Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 established a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, established a framework for measuring fair value, and expanded disclosure about such fair value measurements. SFAS No. 157 became effective for our financial assets and liabilities on January 1, 2008.  The FASB has deferred the implementation of the provisions of SFAS No. 157 relating to certain nonfinancial assets and liabilities until January 1, 2009. SFAS No. 157 did not materially affect how we determine fair value.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of SFAS No. 115 ” (“SFAS No. 159”). This new standard permits entities to choose to measure many financial instruments and certain warranty and insurance contracts at fair value on a contract-by-contract basis. SFAS No. 159 became effective on January 1, 2008. We have not elected the fair value option for any of our existing financial instruments on the effective date and have not determined whether or not we will elect this option for any eligible financial instruments we acquire in the future.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS No. 141(R)”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). Effective for the Company as of January 1, 2009, SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. Effective January 1, 2009, SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. Management is evaluating the impact of adopting SFAS No. 141(R) and SFAS No. 160, if any, on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 expands the disclosure requirements in SFAS No. 133, regarding an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective on January 1, 2009. Management is evaluating the impact of adopting SFAS No. 161, if any, on the Company’s financial statements.

Note B - Net Income/(Loss) Per Common Share

Basic net income or loss per share is calculated by dividing the net income or loss by the weighted average number of outstanding common shares during the period. Diluted net income or loss per share includes the weighted average dilutive effect of stock options and warrants.

Potential common shares outstanding as of March 31, 2008 and 2007:

	March 31, 2008	March 31, 2007

Warrants	150,000	150,000
Options	3,768,080	3,993,080

For the three months ended March 31, 2008 and March 31, 2007, the number of securities not included in the diluted EPS because the effect would have been anti-dilutive were 3,918,080 and 4,143,080 respectively.

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

Note E - Lines of Credit and Long Term Debt

On November 6, 2006, the Company obtained a real estate mortgage related to its facility in Kinderhook, New York. The loan through First Niagara Financial Group (“FNFG”) is in the amount of $775,000 and has a term of ten (10) years with a twenty (20) year amortization. The interest rate is fixed at 7.50% for the first five (5) years. Beginning with year six (6) and through the end of the loan term, the rate changes to 2% above the Federal Home Loan Bank of New York five (5) year term, fifteen (15) year Amortization Advances Rate. The loan is collateralized by the Company's facility in Kinderhook, New York and its personal property. The amount outstanding on this mortgage at March 31, 2008, was $753,000.

The Company has a line of credit with FNFG. The maximum amount available under this line of credit is $875,000. The maximum available line of $875,000 is not to exceed 70% of accounts receivable less than 60 days. The purpose of the line of credit is to provide working capital. The interest rate is .25% above the FNFG prime rate. The Company is required to maintain certain financial covenants such as net worth (stockholders’ equity) greater than $5 million and working capital greater than $4 million. Further, the Company is required to maintain a minimum Debt Service Coverage Ratio of not less than 1.2:1.0 measured at each fiscal year end beginning December 31, 2006. Debt Service Coverage Ratio is defined as Net Operating Income divided by annual principal and interest payments on all loans relating to subject property. There is no requirement for annual repayment of all principal on this line of credit; it is payable on demand. The amount outstanding on this line of credit at March 31, 2008 was $690,000.

The Company obtained an additional line of credit from FNFG for $75,000 during the first quarter of 2006. The line of credit is to be used exclusively for payments on a sublicense agreement entered into during the first quarter of 2006. The interest rate is .50% above the FNFG prime rate and principal may be repaid at any time and borrowed again as needed. There is no requirement for annual repayment of all principal on this line of credit. The amount outstanding on this line of credit at March 31, 2008 was $33,000.

On January 22, 2007, the Company entered into a Term Note (the “Note”) with FNFG in the amount of $539,000. The term of the Note is five (5) years with a fixed interest rate of 7.17%. The Company’s monthly payment is $10,714 and payments commenced on February 1, 2007, with the final payment being due on January 1, 2012. The Company has the option of prepaying the Note in full or in part at any time during the term without penalty. There were no closing costs associated with this Note. The loan is secured by Company assets now owned or to be acquired. The proceeds received were used for the purchase of three (3) pieces of automation equipment to enhance the Company's manufacturing process in its New Jersey facility. The amount outstanding on this Note at March 31, 2008 was $430,000.

At March 31, 2008, the Company is not in compliance with the financial covenants under the line of credit agreement. On April 30, 2008, the Company was notified by FNFG that the Company was in violation of the minimum debt service coverage ratio covenant, and that FNFG has the right to declare all obligations of the Company to FNFG immediately due and payable. The total amount of these obligations outstanding as of April 30, 2008 was $1,897,347.43. The Company has requested, and FNFG is willing to forbear, until May 21, 2008, from exercising its rights and remedies with respect to the Company’s default. On or before May 21, 2008, the Company expects to enter into a forbearance agreement with FNFG that would expire July 31, 2008.

On May 8, 2007, the Company purchased a copier through an equipment lease with RICOH in the amount of $17,000. The term of the lease is five (5) years with an interest rate of 14.11%. The amount outstanding on this lease at March 31, 2008 was $15,000.

Note F -Sublicense Agreement

On February 28, 2006, the Company entered into a non-exclusive Sublicense Agreement (the “Agreement”) with an unaffiliated third party related to certain patents allowing us to expand our contract manufacturing operations. Under this Sublicense Agreement, the Company must pay a non-refundable fee of $175,000 over the course of 2 years, of which $75,000 was paid in the first quarter of 2006 and $50,000 was paid in the first quarter of 2007. The remaining $50,000 was paid in the first quarter of 2008. The Company is also required to pay royalties for products it manufactures that fall within the scope of these patents. The Company was not obligated to pay any royalties in 2006 or 2007. Beginning with the year ended December 31, 2007, the Company is obligated to pay a $20,000 annual minimum royalty (“MAR”) that can be applied against royalties on sales of products that fall within the scope of the sublicensed patents in the fiscal year ending December 31, 2008. The first MAR payment was made in January 2008 and there were not any sales of products made in the three months ended March 31, 2008 that would be applied against the MAR.

Note G - Integrated Biotechnology Agreement

In March 2006, the Company entered into a royalty agreement with Integrated Biotechnology Corporation (“IBC”). IBC is the owner of the RSV (Respiratory Syncytial Virus) test that the Company manufactures for one of IBC’s distributors. The agreement was entered into to address amounts that IBC owed to the Company at the end of fiscal year 2005, and to streamline the order and fulfillment process of IBC’s RSV product. All outstanding amounts due to the Company were satisfied by the end of the third quarter of 2007. The Company continues to work directly with IBC’s distributor under the agreement and pay a 20% royalty of total sales to IBC. During the first quarter of 2008, IBC earned royalties in the amount of $20,000.

 Note H - Stock Option Grants

In June 2006, the Company’s Board of Directors granted a stock option to purchase 72,000 shares of the Company’s common stock to the Company’s then Chief Financial Officer, and an option to purchase 3,000 shares of the Company’s common stock to an employee in the Company’s R&D division. Both option grants have exercise prices of $1.05 (the closing price of the Company’s common shares on the date of grant) and vested 100% on the one-year anniversary of the date of the grant (although the options granted to the former Chief Financial Officer expired in January 2008). In accordance with FAS 123(R), the Company recognized $63,347 in non-cash compensation expense related to these grants from June 2006 through May 2007. Included in the three months ended March 31, 2007 is $16,000 of this non-cash compensation expense.

Note I - Employment Agreements

The Company has entered into employment agreements with its Chief Executive Officer Stan Cipkowski, Chief Science Officer Martin R. Gould and Chief Financial Officer Stefan Parker providing for aggregate annual salaries of $475,000. The agreement with Chief Executive Officer Cipkowski provides for a $206,000 annual salary, is for a term of one year and automatically renews unless either party gives advance notice of 60 days. The agreement with Chief Science Officer Gould provides for a $149,000 annual salary, is for a term of one year and automatically renews unless either party gives advance notice of 60 days. The agreement with Chief Financial Officer Parker provides for a $120,000 annual salary, is for a term of one year and automatically renews unless either party gave advance notice of 60 days. Effective April 28, 2008, the Company entered into an employment agreement with Douglas Casterlin who was appointed to Executive Vice President, Operations. The agreement provides for a $149,000 annual salary, is for a term of one year and automatically renews unless either party gives advance notice of 60 days. Copies of Cipkowski and Gould’s employment agreements were filed as exhibits to its Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission (the “Commission”) on August 13, 2007. A copy of Parker’s employment agreement was filed as an exhibit to the Company’s Current Report on Form 8K filed with the Commission on August 24, 2007. A copy of Casterlin’s employment agreement was filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Commission on May 1, 2008.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

    The following discussion of the Company's financial condition and the results of operations should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion contains, in addition to historical statements, forward-looking statements that involve risks and uncertainties. Our actual future results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the factors discussed in the section titled "Risk Factors" in our Annual Report on Form 10-KSB for the year ended December 31, 2007. Any forward-looking statement speaks only as of the date on which such statement is made and we do not intend to update any such forward-looking statements.

Overview

During the year ended December 31, 2007, the Company sustained a net loss of $990,000 from net sales of $13,872,000, and had net cash used in operating activities of $605,000. During the three months ended March 31, 2008, the Company sustained a net loss of $199,000 from net sales of $3,299,000. The Company had net cash provided by operating activities of $78,000 for the first three months of 2008.

During the first three months of 2008, the Company continued to take steps to improve its financial position including focusing on research and development, new products, selling and marketing, and manufacturing efficiencies. The Company's continued existence is dependent upon several factors, including its ability to raise revenue levels and reduce costs to generate positive cash flows, and to sell additional shares of the Company's common stock to fund operations, if necessary.

In February 2008, the Company commenced manufacturing diagnostic test strips for Syphilis for a privately held manufacturer of rapid diagnostic tests for infectious diseases.

In February 2008, Jean Neff, former Senior Vice President of New Business Development of the Occupational Testing Services division of Laboratory Corporation of America (LabCorp), was appointed to the Company’s Board of Directors.

In February 2008, the Company signed a Distribution Agreement with Devor Global, LLP, a privately held company located in the Republic of Panama. Under the agreement, Devor has been granted the exclusive right to distribute the Company’s Rapid STAT™ oral fluid drug test and its Rapid TOX Cup™ urine based drug test in Latin America, subject to achieving and maintaining annual volume requirements.

Plan of Operations

The Company’s sales strategy continues to be a focus on direct sales and inside direct sales, while identifying new contract manufacturing operations and pursuing new national accounts.

Results of operations for the three months ended March 31, 2008 compared to the three months ended March 31, 2007

During the three months ended March 31, 2008, the Company continued its program to market and distribute its urine and oral fluid based point of collection tests for drugs of abuse and its Rapid Reader drug screen results and data management system. Contract manufacturing operations also continued in the first three months of 2008.

NET SALES: Net sales for the quarter ended March 31, 2008 were $3,299,000, compared to $3,175,000 for the quarter ended March 31, 2007. This represents an increase of $124,000, or 3.9%. Increases in national account sales and contract manufacturing were offset primarily by a decrease in international sales, as well as smaller declines in outside sales and in-house sales. International sales were affected by the loss of one of our international distributors as well as decreased sales to one of our top distributors as a result of the slowing economy.

When comparing the first quarter of 2008 to the first quarter of 2007, sales of Rapid TOX®, Rapid Drug Screen®, and Rapid ONE® product lines increased. The first quarter of 2008 also included sales of Rapid TOX Cup®, our urine based all inclusive cup product and Rapid STAT®, our oral fluid based product, both launched in the third quarter of 2007. Increases in these product lines were offset by declines in sales of InCup®, Rapid TEC® and OralStat®. The Company believes that the attrition in these product lines is a result of customers switching from one product line to another due to either increased ease of use (in the case of the OralStat and Rapid STAT) or lower cost (in the case of InCup and Rapid TOX Cup).

The Company’s contract manufacturing operations currently include the manufacture of a HIV test, a test for fetal amniotic membrane rupture, a test for RSV and other infectious disease and agricultural testing products. The Company also provides its drug testing strips to an unaffiliated third party for incorporation into one of the party’s tests that is used in hospitals, emergency rooms and clinics. Contract manufacturing sales during the first quarter of 2008 totaled $131,000, up from $70,000 in the same period a year ago.

COST OF GOODS: Cost of goods sold for the three months ending March 31, 2008 was $1,872,000, or 56.7% of net sales, compared to $1,916,000, or 60.3% of net sales for the three months ending March 31, 2007. This decrease in cost of goods is a result of a one-time inventory disposal charge of $123,000 that occurred in the first quarter of 2007, which did not occur in the first quarter of 2008. This was offset by increases in material, labor and overhead costs stemming from greater diversity of our product lines.

OPERATING EXPENSES: As a percentage of sales, operating expenses were unchanged. Operating expenses were $1,589,000, or 48.2% of net sales, in the first quarter of 2008, compared to $1,533,000, or 48.3% of net sales, in the first quarter of 2007. The decrease in research and development expense was offset by increases in selling and marketing and general and administrative expenses.

Research and development (R&D) expense

R&D expenses for the first three months of 2008 were $138,000, or 4.2% of net sales, compared to $169,000, or 5.3% of net sales for the same period last year. Savings in supply and material costs, consulting fees, travel, utility costs and depreciation were offset by slight increases in salaries and employee related benefits and facilities rental. In the first quarter of 2007, the efforts of the Company’s R&D department were primarily focused on the development of the Company’s Rapid TOX Cup and Rapid STAT devices that were ultimately introduced to the market in the third quarter of 2007. Such extensive efforts on new product development did not occur in the first quarter of 2008.

Selling and marketing expense

Selling and marketing expenses were $768,000, or 23.3% of net sales, in the first quarter of 2008, compared to $692,000, or 21.8% of net sales, in the same period a year ago. This increase in selling and marketing expense is a result of increases in commission costs due to the increase in sales, postage, increased royalties payable to IBC as a result of increased sales of RSV tests, advertising and promotion costs and marketing consulting costs. These increases were partially offset by decreases in dues and subscriptions and trade show expenses and depreciation.

General and administrative (G&A) expense

G&A expenses were $683,000, or 20.7% of net sales, in the first quarter of 2008, compared to $672,000, or 21.2% of net sales, in the first quarter of 2007. As a percentage of net sales this is relatively unchanged, however, increased expenses related to quality assurance, accounting fees, costs associated with our CLIA (Clinical Laboratory Improvement Act) waiver application, utility costs, supplies and bad debts, partially offset by decreases in outside service and consulting fees, noncash compensation expense related to stock option grants, repairs and maintenance and insurance costs accounted for the actual increase in G&A expenses.

Liquidity and Capital Resources as of March 31, 2008

    The Company has working capital of $3,875,000 at March 31, 2008 compared to working capital of $4,017,000 at December 31, 2007. The Company has historically satisfied its net working capital requirements, if needed, through operations, cash generated by proceeds from private placements of equity securities with institutional investors and debt financing. The Company has never paid any dividends on its common shares and anticipates that all future earnings, if any, will be retained for use in the Company's business and it does not anticipate paying any cash dividends.

The Company's cash requirements depend on numerous factors, including product development activities, sales and marketing efforts, market acceptance of its new products, and effective management of inventory levels in response to sales forecasts. The Company expects to devote substantial capital resources to continue its product development, refine manufacturing efficiencies, and support its direct sales efforts. The Company will examine other growth opportunities including strategic alliances and expects such activities will be funded from existing cash and cash equivalents, issuance of additional equity or debt securities or additional borrowings subject to market and other conditions. The Company does not believe that its current cash balances, and cash generated from future operations, will be sufficient to fund operations for the next twelve months. The Company may be required to sell additional equity or obtain additional credit facilities. There is no assurance that such financing will be available or that the Company will be able to complete financing on satisfactory terms, if at all.

Management believes that research and development, selling and marketing and general and administrative costs may increase as the Company continues its investment in long-term growth and creates the necessary infrastructure to: achieve its worldwide drug test marketing and sales goals, continue its penetration of the direct sales market, support research and development projects and leverage new product initiatives. However, Management has taken measures to control the rate of increase of these costs to be consistent with the expected sales growth rate of the Company.

Net cash provided by operating activities was $78,000 for the three months ended March 31, 2008, compared to net cash used in operating activities of $613,000 for the three months ended March 31, 2007. The net cash provided by operating activities for the three months ended March 31, 2008 resulted primarily from increases in accrued liabilities and accounts payable, offset by increases in accounts receivable and inventory balances.

      Net cash used in investing activities was $7,000 for the three months ended March 31, 2008, compared to net cash used in investing activities of $460,000 for the three months ended March 31, 2007. Net cash in both years was for investment in property, plant and equipment. Included in the three months ended March 31, 2007 is $270,000 representing an initial payment of 50% of the cost of equipment, delivered to the Company in the first quarter of 2007, for the automation of the Company’s Rapid TOX product line.

Net cash used in financing activities was $30,000 for the three months ended March 31, 2008, which consisted of debt payments. Net cash provided by financing activities for the three months ended March 31, 2007 was $899,000 and consisted of proceeds of $539,000 from a five year term note and $500,000 from the Company’s lines of credit. These proceeds were offset by debt and line of credit payments.

At March 31, 2008, the Company had cash and cash equivalents of $377,000.

      The Company's primary short-term capital and working capital needs relate to continued support of its research and development programs, exploring new distribution opportunities, focusing sales efforts on segments of the drugs of abuse testing market that will yield high volume sales, refining its manufacturing and production capabilities, and establishing adequate inventory levels to support expected sales.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), together with other members of management, have reviewed and evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this review and evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See “Note C - Litigation” in the Notes to Financial Statements included in this report for a description of pending legal proceedings in which the Company is a party.

Item 1A. Risk Factors

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

    None.

Item 3. Defaults upon Senior Securities

   None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

    None.

Item 6. Exhibits

31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN BIO MEDICA CORPORATION (Registrant)

By:	/s/Stefan Parker

Chief Financial Officer Eecutive Vice President, Finance Principal Accounting Officer and duly authorized Officer

Dated: May 15, 2008