Form 10-Q
period 2008-06-30
AMERICAN BIO MEDICA CORP
filed 2008-08-14
CIK 896747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

   21,744,768 Common Shares as of August 13, 2008

American Bio Medica Corporation

Index to Quarterly Report on Form 10-Q
For the quarter ended June 30, 2008

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

American Bio Medica Corporation
Balance Sheets

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$92,000	$336,000
Accounts receivable - net of allowance for doubtful accounts of $105,000 at both June 30, 2008 and December 31, 2007	1,581,000	1,365,000
Inventory – net of reserve for slow moving and obsolete inventory of $250,000 at both June 30, 2008 and December 31, 2007	5,181,000	4,994,000
Prepaid and other current assets	162,000	181,000
Total current assets	7,016,000	6,876,000

Property, plant and equipment, net	2,107,000	2,267,000
Other assets	7,000	7,000
Total assets	$9,130,000	$9,150,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,646,000	$1,403,000
Accrued expenses	402,000	220,000
Wages payable	363,000	332,000
Patent sublicense current		50,000
Line of credit	566,000	723,000
Current portion of long term debt	126,000	121,000
Current portion of unearned grant	10,000	10,000
Total current liabilities	3,113,000	2,859,000

Other liabilities	102,000	48,000
Long-term debt	1,043,000	1,107,000
Unearned grant	40,000	40,000
Total liabilities	4,298,000	4,054,000

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Preferred stock; par value $.01 per share; 5,000,000 shares authorized, none issued and outstanding at June 30, 2008 and December 31, 2007
Common stock; par value $.01 per share; 50,000,000 shares authorized; 21,744,768 issued and outstanding at both June 30, 2008 and December 31, 2007	217,000	217,000
Additional paid-in capital	19,267,000	19,267,000
Accumulated deficit	(14,652,000)	(14,388,000)

Total stockholders’ equity	4,832,000	5,096,000

Total liabilities and stockholders’ equity	$9,130,000	$9,150,000

The accompanying notes are an integral part of the financial statements

American Bio Medica Corporation
Statements of Operations
(Unaudited)

	For The Six Months Ended
	June 30
	2008	2007

Net sales	$6,764,000	$6,611,000

Cost of goods sold	3,719,000	3,890,000

Gross profit	3,045,000	2,721,000

Operating expenses:
Research and development	316,000	347,000
Selling and marketing	1,484,000	1,516,000
General and administrative	1,441,000	1,508,000
	3,241,000	3,371,000

Operating loss	(196,000)	(650,000)

Other income (expense):
Interest income	2,000	5,000
Interest expense	(66,000)	(65,000)
Other expense	(4,000)
	(68,000)	(60,000)

Loss before tax	(264,000)	(710,000)

Income tax

Loss after tax	$(264,000)	$(710,000)

Basic and diluted loss per common share	$(0.01)	$(0.03)

Weighted average number of shares outstanding – basic & diluted	21,744,768	21,728,193

The accompanying notes are an integral part of the financial statements

American Bio Medica Corporation
Statements of Operations
(Unaudited)

	For The Three Months Ended
	June 30
	2008	2007

Net sales	$3,465,000	$3,436,000

Cost of goods sold	1,847,000	1,974,000

Gross profit	1,618,000	1,462,000

Operating expenses:
Research and development	178,000	178,000
Selling and marketing	716,000	825,000
General and administrative	758,000	835,000
	1,652,000	1,838,000

Operating loss	(34,000)	(376,000)

Other income (expense):
Interest income	1,000	1,000
Interest expense	(31,000)	(38,000)
Other expense
	(30,000)	(37,000)

Loss before tax	(64,000)	(413,000)

Income tax

Loss after tax	$(64,000)	$(413,000)

Basic and diluted loss per common share	$(0.00)	$(0.02)

Weighted average number of shares outstanding – basic & diluted	21,744,768	21,736,526

The accompanying notes are an integral part of the financial statements

American Bio Medica Corporation
Statements of Cash Flows
(Unaudited)

	For The Six Months Ended
	June
	2008	2007
Cash flows from operating activities:
Net loss	$(264,000)		$(710,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	181,000		232,000
Loss on disposal of fixed assets	4,000
Non-cash compensation expense			26,000
Changes in:
Accounts receivable	(216,000)		(242,000)
Inventory	(187,000)		66,000
Prepaid and other current assets	19,000		(76,000)
Accounts payable	243,000		(39,000)
Accrued expenses	182,000		(112,000)
Other liabilities	4,000
Wages payable	31,000		50,000
Net cash used in operating activities	(3,000)		(805,000)

Cash flows from investing activities:
Purchase of property, plant and equipment	(25,000)		(564,000)
Net cash used in investing activities	(25,000)		(564,000)

Cash flows from financing activities:
Proceeds from exercise of options			23,000
Debt payments	(59,000)		(46,000)
Proceeds from debt financing			539,000
Proceeds from line of credit	523,000		800,000
Line of credit payments	(680,000)		(228,000)
Net cash (used in) / provided by financing activities	(216,000)		1,088,000

Net decrease in cash and cash equivalents	(244,000)		(281,000)
Cash and cash equivalents - beginning of period	336,000		641,000

Cash and cash equivalents - end of period	$92,000		$360,000

Supplemental disclosures of cash flow information
Cash paid during period for interest	$66,000		$65,000
Purchase of property, plant and equipment, financing through capital lease		$	$ 16,000

The accompanying notes are an integral part of the financial statements

Notes to financial statements

June 30, 2008

Note A - Basis of Reporting

The accompanying unaudited financial statements of American Bio Medica Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, the financial statements include all normal, recurring adjustments, which are considered necessary for a fair presentation of the financial position of the Company at June 30, 2008, and the results of its operations for the three and six month periods ended June 30, 2008 and June 30, 2007, and cash flows for the six month periods ended June 30, 2008 and 2007.

Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of results that may be expected for the year ending December 31, 2008. Amounts at December 31, 2007 are derived from the Company’s audited financial statements. For further information, refer to the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

During the six months ended June 30, 2008, there were no significant changes to the Company's critical accounting policies, which are included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of SFAS No. 115” (“SFAS No. 159”). This new standard permits entities to choose to measure many financial instruments and certain warranty and insurance contracts at fair value on a contract-by-contract basis. SFAS No. 159 became effective on January 1, 2008. We have not elected the fair value option for any of our existing financial instruments on the effective date and have not determined whether or not we will elect this option for any eligible financial instruments we acquire in the future.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). Effective for the Company as of January 1, 2009, SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. Effective January 1, 2009, SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. Management is evaluating the impact of adopting SFAS No. 141(R) and SFAS No. 160, if any, on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 expands the disclosure requirements in SFAS No. 133, regarding an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective on January 1, 2009. Management is evaluating the impact of adopting SFAS No. 161, if any, on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS No. 162 shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. Management is evaluating the impact of adopting SFAS No. 162, if any, on the Company’s financial statements.

In May 2008, the FASB issued FASB Statement No. 163, “Accounting for Financial Guarantee Insurance Contracts” (“SFAS No. 163”), which clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises”, applies to financial guarantee insurance contracts issued by insurance enterprises. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, including interim periods in that year. Management is evaluating the impact of adopting SFAS No. 163, if any, on the Company’s financial statements.

Note B – Net Loss Per Common Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of outstanding common shares during the period. Diluted net loss per share includes the weighted average dilutive effect of stock options and warrants.

Potential common shares outstanding as of June 30, 2008 and 2007:

	June 30, 2008	June 30, 2007

Warrants	150,000	150,000
Options	3,768,080	3,968,080

For the three and six months ended June 30, 2008 and June 30, 2007, the number of securities not included in the diluted EPS because the effect would have been anti-dilutive was 3,918,080 and 4,118,080 respectively.

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

Note E – Lines of Credit and Long Term Debt

On November 6, 2006, the Company obtained a real estate mortgage related to its facility in Kinderhook, New York. The loan through First Niagara Financial Group (“FNFG”) is in the amount of $775,000 and has a term of 10 years with a 20 year amortization. The interest rate is fixed at 7.50% for the first 5 years. Beginning with year 6 and through the end of the loan term, the rate changes to 2% above the Federal Home Loan Bank of New York 5 year term, 15 year Amortization Advances Rate. The Company’s monthly payment is $6,293 and payments commenced on January 1, 2007, with the final payment being due on December 1, 2016. The loan is collateralized by the Company's facility in Kinderhook, New York and its personal property. The amount outstanding on this mortgage was $749,000 and $758,000 at June 30, 2008 and December 31, 2007, respectively.

The Company has a line of credit with FNFG. Although the terms of this line of credit have recently been amended (see the latter part of this Note E for an update on the terms of this line of credit), upon entering into the line of credit, the maximum amount available under the line of credit was $875,000 and it was not to exceed 70% of accounts receivable less than 60 days. The interest rate was .25% above the FNFG prime rate. The Company was required to maintain certain financial covenants such as net worth (stockholders’ equity) greater than $5 million and working capital greater than $4 million. Further, the Company was required to maintain a minimum Debt Service Coverage Ratio of not less than 1.2:1.0 measured at each fiscal year end beginning December 31, 2006. Debt Service Coverage Ratio was defined as Net Operating Income divided by annual principal and interest payments on all loans relating to subject property. Although certain terms related to this line of credit have changed, there continues to be no requirement for annual repayment of all principal on this line of credit; it is payable on demand. The purpose of the line of credit remains to be to provide working capital.

The Company obtained an additional line of credit from FNFG for $75,000 during the first quarter of 2006. The line of credit was to be used exclusively for payments on a sublicense agreement entered into during the first quarter of 2006. This additional line of credit has been combined with the line of credit described in the preceding paragraph, and its terms have also been amended (see further in this Note E for an update on the terms of the combined line of credit). The interest rate was .50% above the FNFG prime rate. Principal could be repaid at any time and borrowed again as needed.

On January 22, 2007, the Company entered into a Term Note with FNFG in the amount of $539,000 (the “Note”, and, together with the combined line of credit, the term note and the mortgage, the “Credit Facilities”). The term of the Note is 5 years with a fixed interest rate of 7.17%. The Company’s monthly payment is $10,714 and payments commenced on February 1, 2007, with the final payment being due on January 1, 2012. The Company has the option of prepaying the Note in full or in part at any time during the term without penalty. The loan is secured by Company assets now owned or hereafter acquired. The proceeds received were used for the purchase of automation equipment to enhance the Company's manufacturing process in its New Jersey facility. The amount outstanding on this Note was $406,000 and $455,000 at June 30, 2008 and December 31, 2007, respectively.

On May 22, 2008, the Company entered into a Forbearance Agreement (the “Agreement”) with FNFG (See Current Report on Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on May 28, 2008). The Agreement addressed the Company’s noncompliance, as of December 31, 2007, with the minimum debt service coverage ratio covenant, and the Company’s default as of March 31, 2008, and likely default as of June 30, 2008, with respect to the minimum net worth and minimum net working capital covenants (“Defaults”) set forth in loan documents related to the Company’s lines of credit and mortgage with FNFG (the “Loan Documents”). Under the terms of the Agreement, FNFG agreed to forbear from exercising the rights and remedies, which it could have exercised by reason of the Defaults. The Agreement amended the Loan Documents to reduce FNFG’s total lending commitment on the Company’s lines of credit from $950,000 to $750,000, and combined the Company’s two lines of credit referenced above (as so combined, the “Line of Credit”). The aggregate outstanding balance on the Line of Credit was $566,000 as of June 30, 2008 and the combined balance of the two separate lines of credit as of December 31, 2007 was $723,000. During the forbearance period, interest accrued on the Line of Credit and Note at the rate of prime plus 2% per annum, an increase from the original prime plus .25% under the Loan Documents. Interest accruing on the real estate mortgage during the forbearance period remained unchanged at the fixed rate of 7.5%.

FNFG’s forbearance was subject to the condition that the Company fall short of the minimum net worth covenant of $5,000,000 by no more than $500,000, and fall short of the minimum net working capital covenant of $4,000,000 by no more than $400,000, and the further condition that the Company show a net loss no greater than $225,000 at April 30, 2008, $200,000 at May 31, 2008 and $175,000 at June 30, 2008. The Company did comply with the net loss condition at April 30, 2008, but did not comply with the net loss condition at May 31, 2008 and June 30, 2008. The Company’s independent registered public accounting firm did not review the financial results used for determining compliance with the net loss condition for April or May 2008.

The Agreement expired July 31, 2008. On August 7, 2008, the Company entered into an amendment (the “Amendment”) to the Loan Documents, effective as of August 1, 2008. The Loan Documents, as amended by the Amendment, set forth the understanding between the Company and FNFG related to the Credit Facilities.

The Amendment reduces the interest rate on the Line of Credit to prime plus 1%. The maximum amount available under the Line of Credit remains unchanged at $750,000, and the maturity date of the Line of Credit has been extended to April 1, 2009.

The Amendment also revises the financial covenants required to be maintained by the Company under the Letter Agreement. Under the Amendment, the Company’s monthly net loss must not exceed $75,000 during any month and, while any loans or commitments are outstanding and due FNFG, the Company must maintain a minimum debt service coverage ratio of 1.10x, to be measured at December 31, 2008. The minimum debt service coverage ratio is defined as net income plus interest expense plus depreciation plus expense related to the amortization of derivative securities divided by required principal payments over the preceding twelve months plus interest expense.

In the event of default, the Company will be subject to an interest rate of prime plus 6% under its line of credit, any default or breach by the Company of any of the terms, covenants and conditions set forth in the Letter Agreement or in any Loan Document shall constitute a default under the Letter Agreement, and all other Loan Documents, and FNFG may declare all sums outstanding under the Credit Facilities due and payable without notice or demand.

Under the Loan Documents, as amended by the Amendment, the Company is also required to sell at least $500,000 in subordinated debentures by September 1, 2008, on terms consistent with a term sheet agreed to between the Company and Cantone Research, Inc. of Tinton Falls, New Jersey (“Cantone”) for the private placement of an issue of 10% Subordinated Convertible Debentures, Series A (the “Series A Debentures, see Note J – Subsequent Event).

On May 8, 2007, the Company purchased a copier through an equipment lease with RICOH in the amount of $17,000. The term of the lease is 5 years with an interest rate of 14.11%. The amount outstanding on this lease was $14,000 and $15,000 at June 30, 2008 and December 31, 2007, respectively.

Note F –Sublicense Agreement

On February 28, 2006, the Company entered into a non-exclusive Sublicense Agreement (the “Agreement”) with an unaffiliated third party related to certain patents allowing us to expand our contract manufacturing operations. Under this Sublicense Agreement, the Company must pay a non-refundable fee of $175,000 over the course of 2 years, of which $75,000 was paid in the first quarter of 2006 and $50,000 was paid in the first quarter of 2007. The remaining $50,000 was paid in the first quarter of 2008. The Company is also required to pay royalties for products it manufactures that fall within the scope of these patents. The Company was not obligated to pay any royalties in 2006 or 2007. Beginning with the year ended December 31, 2007, the Company is obligated to pay a $20,000 minimum annual royalty (“MAR”) that can be applied against royalties on sales of products that fall within the scope of the sublicensed patents in the fiscal year ending December 31, 2008. The first MAR payment was made in January 2008 and there were not any sales of products made in the six months ended June 30, 2008 that would be applied against the MAR.

Note G – Integrated Biotechnology Agreement

In March 2006, the Company entered into a royalty agreement with Integrated Biotechnology Corporation (“IBC”). IBC is the owner of the RSV (Respiratory Syncytial Virus) test that the Company manufactures for one of IBC’s distributors. The agreement was entered into to address amounts that IBC owed to the Company at the end of fiscal year 2005, and to streamline the order and fulfillment process of IBC’s RSV product. All outstanding amounts due to the Company were satisfied by the end of the third quarter of 2007. The Company continues to work directly with IBC’s distributor under the agreement and pay a 20% royalty of total sales to IBC. During the first six months of 2008, IBC earned royalties in the amount of $40,000.

 Note H – Stock Option Grants

In June 2006, the Company’s Board of Directors granted a stock option to purchase 72,000 shares of the Company’s common stock to the Company’s then Chief Financial Officer, and an option to purchase 3,000 shares of the Company’s common stock to an employee in the Company’s R&D division. Both option grants have exercise prices of $1.05 (the closing price of the Company’s common shares on the date of grant) and vested 100% on the one-year anniversary of the date of the grant (although the options granted to the former Chief Financial Officer expired in January 2008). In accordance with FAS 123(R), the Company recognized $63,347 in non-cash compensation expense related to these grants from June 2006 through May 2007. Included in the three months ended June 30, 2007 is $26,000 of this non-cash compensation expense.

Note I – Employment Agreements

The Company has entered into employment agreements with its Chief Executive Officer Stan Cipkowski, Chief Science Officer Martin R. Gould, Chief Financial Officer Stefan Parker and Executive Vice President of Operations Douglas Casterlin providing for aggregate annual salaries of $624,000. The agreement with Chief Executive Officer Cipkowski provides for a $206,000 annual salary, is for a term of one year and automatically renews unless either party gives advance notice of 60 days. The agreement with the Chief Science Officer Gould provides for a $149,000 annual salary, is for a term of one year and automatically renews unless either party gives advance notice of 60 days. The agreement with Chief Financial Officer Parker provides for a $120,000 annual salary, is for a term of one year and automatically renews unless either party gave advance notice of 60 days. The agreement with the Executive Vice President of Operations Casterlin provides for a $149,000 annual salary, is for a term of one year and automatically renews unless either party gives advance notice of 60 days. Copies of Cipkowski and Gould’s employment agreements were filed as exhibits to its Quarterly Report on Form 10-QSB filed with the Commission on August 13, 2007. A copy of Parker’s employment agreement was filed as an exhibit to the Company’s Current Report on Form 8K filed with the Commission on August 24, 2007. A copy of Casterlin’s employment agreement was filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Commission on May 1, 2008.

NOTE J – Subsequent Event

On July 9, 2008, the Company issued a Private Placement Memorandum related to its offering of the Series A Debentures (the “Offering”). Under the Offering, not less than $250,000 nor more than $750,000 in principal amount of the Series A Debentures are to be placed. The Series A Debentures will accrue interest at a rate of 10% per annum (payable by the Company semi-annually) and mature on August 1, 2012. The payment of principal and interest on the Series A Debentures is subordinate and junior in right of payment to all Senior Obligations, as defined under the Series A Debentures. Holders of the Series A Debentures will have a right of conversion of the principal amount of the Series A Debentures into shares (the “Conversion Shares”) of the common stock of the Company (“Common Stock”), at a conversion rate of 666.67 shares per $500 in principal amount of the Series A Debentures (representing a conversion price of approximately $0.75 per share). This conversion right can be exercised at any time, commencing the earlier of (a) one hundred twenty (120) days after the date of the Series A Debentures, or (b) the effective date of a Registration Statement to be filed by the Company with respect to the Conversion Shares. The Company has the right to redeem any Series A Debentures, which have not been surrendered for conversion at a price equal to the Series A Debentures’ face value plus $0.05 per underlying common share, or $525 per $500 in principal amount of the Series A Debentures. This redemption right can be exercised by the Company at any time within ninety (90) days after any date when the closing price of the Common Stock has equaled or exceeded $2.00 per share for a period of twenty (20) consecutive trading days.

As placement agent, Cantone will be entitled to a Placement Agent fee equal to 7% of the gross principal amount of Series A Debentures sold. In addition, Cantone will receive warrants to purchase shares of Common Stock at the rate of 50 shares of Common Stock for each $500 in principal amount of Series A Debentures placed. The warrants shall be exercisable within four (4) years of the issuance date. The exercise price under the Warrants shall be: (i) a price equal to the publicly traded closing price of the shares of the Common Stock on the date the minimum in principal amount of Series A Debentures is placed by Cantone and accepted by the Company (the “Closing Date”) with respect to the Series A Debentures placed on the Closing Date and (ii), a price equal to the publicly traded closing price of the shares of Common Stock on the date all Series A Debentures able to be placed are placed by Cantone, and accepted by the Company (the “Series A Completion Date”) with respect to the Series A Debentures placed after the Closing Date and up through the Series A Completion Date.

Pursuant to a Registration Rights Agreement, the Company has agreed to use reasonable efforts to register the Conversion Shares and the shares of Common Stock issuable upon exercise of the Placement Agent warrants.

The securities to be issued in this transaction are being sold pursuant to the exemption from registration afforded by Rule 506 under Regulation D ("Regulation D") as promulgated by the Commission under the Securities Act of 1933, as amended (the "1933 Act"), and/or Section 4(2) of the 1933 Act.

As of the date of this report, the Company has entered into Securities Purchase Agreements with investors for the sale of $608,000 of Series A 10% Subordinated Convertible Debentures (the “Series A Debentures”).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion of the Company's financial condition and the results of operations should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion contains, in addition to historical statements, forward-looking statements that involve risks and uncertainties. Our actual future results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the factors discussed in the section titled "Risk Factors" in our Annual Report on Form 10-KSB for the year ended December 31, 2007. Any forward-looking statement speaks only as of the date on which such statement is made and we do not assume any responsibility to update any such forward-looking statement, nor we do intend to update any such forward-looking statements.

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

During the six months ended June 30, 2008, the Company continued to take steps to improve its financial position. More specifically, beginning in April 2008 and through the three months ended June 30, 2008, the Company implemented a number of cost cutting initiatives including, but not limited to, employee reductions in its selling and marketing, research and development and general and administrative departments. The Company also continues to make efforts, and take steps, to reduce manufacturing costs related to its products to increase the Company’s gross margin. Simultaneously with these efforts, the Company continues to focus on the development of new products to address market trends and needs.

The Company's continued existence is dependent upon several factors, including its ability to raise revenue levels and reduce costs to generate positive cash flows, and to sell additional shares of the Company's common stock to fund operations and/or obtain additional credit facilities, if and when necessary.

In April 2008, the Company’s distributor in the Dominican Republic (DR), signed an exclusive contract with the National Network of Transportation to provide drug testing services for all dock personnel and all drivers delivering and receiving at the country's three major ports. The first 15,000 tests were shipped in the second quarter of 2008, and it is expected that a minimum of approximately 40,000 tests will be required each year under this contract.

In June 2008, the US Food and Drug Administration (FDA) granted the Company 510(k) clearance on its Rapid TOX Cup®, a patent pending drug screen in an all-inclusive cup platform. The clearance allows the Company to provide the Rapid TOX Cup to customers in clinical markets.

Plan of Operations

The Company’s sales strategy continues to be a focus on direct sales, while identifying new contract manufacturing operations and pursuing new national accounts. During the six months ended June 30, 2008, the Company continued its program to market and distribute its urine and oral fluid based point of collection tests for drugs of abuse and its Rapid Reader® drug screen results and data management system. Contract manufacturing operations also continued in the first half of 2008.

Results of operations for the six months ended June 30, 2008 compared to the six months ended June 30, 2007

NET SALES: Net sales for the six months ended June 30, 2008 were $6,764,000, compared to $6,611,000 for the six months ended June 30, 2007. This represents an increase of 153,000, or 2.3%. When comparing the first half of 2008 with the first half of 2007, national account and contract manufacturing sales increased, however, these increases were offset by decreases in outside sales, in-house sales, and international sales. Our outside and in-house sales divisions continue to be affected by price pressures in the criminal justice market caused by general economic conditions and foreign manufacturers. International sales continued to be affected in the first half of 2008 due to the loss of one of our international distributors as well as decreased sales to one of our top distributors as a result of the slowing economy.

Our Rapid Reader® (drug screen interpretation and data management system), Rapid TOX® (urine based testing cassette), and Rapid TOX Cup (urine based all inclusive testing cup) product line sales increased along with a slight increase in our Rapid Drug Screen® (“RDS®”)/Rapid ONE® (urine based drug test kit/dipstick) and Rapid STAT™ (oral fluid based test device) product line sales. The Rapid TOX Cup and Rapid STAT product lines were officially launched in the third quarter of 2007 therefore there were no sales of these product lines in the first half of 2007. Increases in these product lines were offset by decreases in our OralStat® (oral fluid based test device), Rapid TEC® (urine based multi-line dipstick), and RDS InCup® (urine based all inclusive testing cup) product lines. The Company believes that the attrition in these product lines is a result of customers switching from one product line to another due to either increased ease of use (in the case of the OralStat and Rapid STAT) or lower cost (in the case of RDS InCup and Rapid TOX Cup and Rapid TEC and Rapid TOX).

The Company’s contract manufacturing operations currently include the manufacture of a HIV test, a test for fetal amniotic membrane rupture, a test for RSV and other infectious disease and agricultural testing products. The Company also provides its drug testing strips to an unaffiliated third party for incorporation into one of the party’s tests that is used in hospitals, emergency rooms and clinics. Contract manufacturing sales during the first half of 2008 totaled $233,000, up from $82,000 in the same period a year ago.

COST OF GOODS: Cost of goods sold for the six months ended June 30, 2008 was $3,719,000, or 55.0% of net sales, compared to $3,890,000, or 58.8% of net sales for the six months ended June 30, 2007. This improvement in cost of goods is as a result of a one-time inventory disposal charge of $123,000 that occurred in the first quarter of 2007, which did not occur in the first quarter of 2008. Also contributing to this improvement is increased manufacturing efficiencies as a result of automation of the Company’s Rapid TOX product line and a shift in product sales with more sales to non-government markets at higher profit margins than in government sales, which are at lower profit margins.

OPERATING EXPENSES: Operating expenses were $3,241,000, or 47.9% of net sales in the first half of 2008, compared to $3,371,000, or 51.0% of net sales in the first half of 2007. Decreases in costs associated with our CLIA waiver application as well as the implementation of cost cutting initiatives in research and development, selling and marketing and general and administrative resulted in expense reductions in all three divisions.

Research and Development (R&D) expense

R&D expenses for the first half of 2008 were $316,000, or 4.7% of net sales compared to $347,000, or 5.2% of net sales for the same period in 2007. Savings in supplies and materials, travel, depreciation and telephone costs were offset by increases in salaries and employee related benefits, facilities utility costs, and FDA compliance costs. Effective June 30, 2008, the Company’s Vice President of Product Development, employed at an annual salary of $70,000, retired. The former vice president will receive a payment equal to half his annual salary, or $35,000, to be paid in three equal monthly installments of approximately $11,666 each beginning July 31, 2008. These payments have been accrued as of June 30, 2008. The Company does not expect to fill this position in the future, therefore, although there were slight increases in salaries and employee related benefits in the first half of 2008 when compared to the first half of 2007, the Company expects to see savings from this personnel reduction beginning in the third quarter of 2008. In the first half of 2008, the Company’s R&D department continued to focus its efforts on development of new products, exploration of contract manufacturing opportunities and enhancement of its current products.

Selling and marketing expense

Selling and marketing expenses in the first six months of 2008 were $1,484,000, or 21.9% of net sales compared to $1,516,000, or 22.9% of net sales in the first six months of 2007. This decrease in expense results from reductions in sales salaries, sales employee related benefits and sales commissions, travel, and trade show expenses and dues and equipment depreciation. These decreases were partially offset by increases in postage, customer relations and royalty expense as a result of increased sales of RSV tests. The reduction in sales salaries, commissions and other employee related benefits were as a result of the reduction in sales personnel as part of the Company’s implementation of cost cutting initiatives.

General and administrative (G&A) expense

G&A expenses were $1,441,000, or 21.3% of net sales in the six months ended June 30, 2008 compared to $1,508,000, or 22.8% of net sales in the six months ended June 30, 2007. Expenses in the first half of 2007 included approximately $190,000 of costs associated with the Company's CLIA waiver application; these costs significantly decreased to $13,000 in the first half of 2008. The first six months of 2007 also included $26,000 in non-cash compensation expense that did not recur in the first half of 2008. Additional decreases in investor relations, insurance, outside service costs, and repairs and maintenance expenses were partially offset by increases in quality assurance, accounting and legal fees, patents and licenses, and bad debts.

Results of operations for the three months ended June 30, 2008 compared to the three months ended June 30, 2007

NET SALES: Net sales for the quarter ended June 30, 2008 were $3,465,000, compared to $3,436,000 for the quarter ended June 30 2007. This represents an increase of $29,000, or 1.0%. Increase in national accounts, international sales, and contract manufacturing were offset by decreases in outside sales and in-house sales. Sales to our distributors/customers in Latin America increased in the quarter ended June 30, 2008 and this is offset by declines in sales due to the loss of another international distributor.

In the second quarter of 2008, Rapid Reader, Rapid TOX, and Rapid TOX Cup product line sales increased along with a slight increase in the Rapid STAT product line sales. The Rapid TOX Cup and Rapid STAT product lines were officially launched in the third quarter of 2007 therefore there were no sales of these product lines in the second quarter of 2007. Increases in these product lines were offset by decreases in the OralStat and RDS InCup product lines. The Company believes that the attrition in these product lines is a result of customers switching from one product line to another due to either increased ease of use (in the case of the OralStat and Rapid STAT) or lower cost (in the case of RDS InCup and Rapid TOX Cup).

The Company’s contract manufacturing operations currently include the manufacture of a HIV test, a test for fetal amniotic membrane rupture, a test for RSV and other infectious disease and agricultural testing products. The Company also provides its drug testing strips to an unaffiliated third party for incorporation into one of the party’s tests that is used in hospitals, emergency rooms and clinics. Contract manufacturing sales during the second quarter of 2008 totaled $139,000, up from $14,000 in the same period a year ago.

COST OF GOODS: Cost of goods sold for the three months ended June 30, 2008 was $1,847,000, or 53.3% of net sales, compared to $1,974,000, or 57.5% of net sales for the three months ended June 30, 2007. Increased manufacturing efficiencies as a result of automation of the Company’s Rapid TOX product line and a shift in product sales with more sales to non-government markets at higher profit margins than in government sales (which are at lower profit margins) both contributed to this improvement in cost of goods. These improvements were partially offset by increases in material costs.

OPERATING EXPENSES: Operating expenses were $1,652,000, or 47.7% of net sales, in the second quarter of 2008, compared to $1,838,000, or 53.5% of net sales, in the second quarter of 2007. Decreases in costs associated with our CLIA waiver application as well as the implementation of cost cutting initiatives in research and development, selling and marketing and general and administrative resulted in expense reductions in all three divisions as evidenced by the decrease in selling and marketing and general administrative expenses when compared to second quarter of 2008. Research and development expenses were unchanged when comparing the second quarter of 2008 and the second quarter of 2007, as the Company will not realize the effect of cost reductions in this division until future quarters.

Research and development (R&D) expense

R&D expenses for the three months ended June 30, 2008 and 2007 were $178,000, or 5.1% of net sales and 5.2% of net sales, respectively. Effective June 30, 2008, the Company’s Vice President of Product Development, employed at an annual salary of $70,000, retired. The former vice president will receive a payment equal to half his annual salary, or $35,000, to be paid in three equal monthly installments of approximately $11,666 each beginning July 31, 2008. These payments have been accrued as of June 30, 2008. The Company does not expect to fill this position in the future therefore; the Company expects to see savings from this personnel reduction beginning in the third quarter of 2008. In the three months ended June 30, 2008, the Company’s R&D department continued to focus its efforts on development of new products, exploration of contract manufacturing opportunities and enhancement of its current products.

Selling and marketing expense

Selling and marketing expenses were $716,000, or 20.7% of net sales, in the second quarter of 2008, compared to $825,000, or 24.0% of net sales, in the same period a year ago. This decrease in selling and marketing expense is a result of savings in sales salaries, sales commissions, sales related employee benefits, travel costs, and trade-show related expenses. These savings were partially offset by increases in postage, customer relations and royalty expense.

General and administrative (G&A) expense

G&A expense were $758,000 or 21.9% of net sales in the three months ended June 30, 2008 compared to $835,000, or 24.3% of net sales in the three months ended June 30, 2007. Expenses in the second quarter of 2007 included approximately $190,000 of costs associated with our CLIA waiver application; these costs significantly decreased to $4,000 in the second quarter of 2008. The second quarter of 2007 also included $11,000 in non-cash compensation expense that did not recur in the second quarter of 2008. Additional decreases in investor relations, insurance, and repairs and maintenance were partially offset by increases in quality assurance, consulting fees, legal fees, patent and license fees, and bad debts.

Liquidity and Capital Resources as of June 30, 2008

The Company has working capital of $3,900,000 at June 30, 2008 compared to working capital of $4,017,000 at December 31, 2007. The Company has historically satisfied its net working capital requirements, if needed, through operations, cash generated by proceeds from private placements of equity securities with institutional investors and debt financing. The Company has never paid any dividends on its common shares and anticipates that all future earnings, if any, will be retained for use in the Company's business and it does not anticipate paying any cash dividends.

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

Despite implementation of cost cutting initiatives in the second quarter of 2008, management believes that increases in research and development, selling and marketing and general and administrative expense may be required in the future as the Company continues its investment in long-term growth and creates the necessary infrastructure to: achieve its worldwide drug test marketing and sales goals, continue its penetration of the direct sales market, support research and development projects and leverage new product initiatives. However, management has taken measures to control the rate of increase of these costs to be consistent with the expected sales growth rate of the Company.

Net cash used in operating activities was $3,000 for the six months ended June 30, 2008, compared to net cash used in operating activities of $805,000 for the six months ended June 30, 2007. The net cash used in operating activities for the six months ended June 30, 2008 resulted primarily from increases in accounts receivable and inventory balances and offset by increases in accrued expenses, accounts payable and wages payable.

Net cash used in investing activities was $25,000 for the six months ended June 30, 2008, compared to net cash used in investing activities of $564,000 for the six months ended June 30, 2007. Net cash used in both years was for investment in property, plant and equipment. Included in the six months ended June 30, 2007 was $270,000 representing the cost of equipment for use in the Company’s New Jersey facility for the automation of the Company’s Rapid TOX product line.

Net cash used in financing activities was $216,000 for the six months ended June 30, 2008, which consisted of debt and line of credit payments offset by proceeds from line of credit. Net cash provided by financing activities for the six months ended June 30, 2007 was $1,088,000 and consisted of proceeds of $539,000 from a five year term note, $800,000 from the Company’s lines of credit and $23,000 in proceeds from the exercise of stock options. These proceeds were offset by debt and line of credit payments.

At June 30, 2008, the Company had cash and cash equivalents of $92,000.

The Company's primary short-term capital and working capital needs relate to continued support of its research and development programs, focusing sales efforts on segments of the drugs of abuse testing market that will yield high volume sales, refining its manufacturing and production capabilities, and establishing adequate inventory levels to support expected sales.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See “Note C – Litigation” in the Notes to Financial Statements included in this report for a description of pending legal proceedings in which the Company is a party.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The following matters were voted upon at the Company’s Annual Meeting of Shareholders (the “Meeting”) held at the Holiday Inn, in East Greenbush, New York on June 17, 2008.

PROPOSAL NUMBER 1 – ELECTION OF DIRECTORS

Total Shares in Attendance:	19,958,563		Outstanding Shares as of Record Date (April 21, 2008):	21,744,768

Director	For	Percent of Votes	Withheld	Percent of Votes

Edmund M. Jaskiewicz	18,844,394	94.4	1,114,169	5.6
Daniel W. Kollin	19,353,300	97.0	605,263	3.0
Jean Neff	19,354,050	97.0	604,513	3.0

All nominees for election to the Board of Directors were elected for a three year term ending in 2011 or until their successors are elected and duly qualified. In addition to those directors elected at the Meeting, Stan Cipkowski, Richard P. Koskey, Carl A. Florio and Anthony G. Costantino, Ph.D. continued their term of office after the Meeting.

There were no other matters voted upon at the Meeting.

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
Chief Financial Officer
Executive Vice President, Finance
Principal Accounting Officer and duly authorized Officer

Dated: August 14, 2008