Form 10-Q
period 2008-09-30
AMERICAN BIO MEDICA CORP
filed 2008-11-14
CIK 896747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

 ☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the quarterly period ended September 30, 2008

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

   21,744,768 Common Shares as of November 12 2008

American Bio Medica Corporation

Index to Quarterly Report on Form 10-Q
For the quarter ended September 30, 2008

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

American Bio Medica Corporation
Balance Sheets
	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$391,000	$336,000
Accounts receivable - net of allowance for doubtful accounts of $105,000 at both September 30, 2008 and December 31, 2007	1,765,000	1,365,000
Inventory – net of reserve for slow moving and obsolete inventory of $250,000 at both September 30, 2008 and December 31, 2007	5,433,000	4,994,000
Prepaid and other current assets	114,000	181,000
Total current assets	7,703,000	6,876,000

Property, plant and equipment, net	2,043,000	2,267,000
Debt issuance costs	120,000
Other assets	7,000	7,000
Total assets	$9,873,000	$9,150,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,432,000	$1,403,000
Accrued expenses	657,000	220,000
Wages payable	399,000	332,000
Patent sublicense current		50,000
Line of credit	419,000	723,000
Current portion of long term debt	128,000	121,000
Current portion of unearned grant	10,000	10,000
Total current liabilities	3,045,000	2,859,000

Other liabilities	102,000	48,000
Long-term debt	1,761,000	1,107,000
Unearned grant	40,000	40,000
Total liabilities	4,948,000	4,054,000

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Preferred stock; par value $.01 per share; 5,000,000 shares authorized, none issued and outstanding at September 30, 2008 and December 31, 2007
Common stock; par value $.01 per share; 50,000,000 shares authorized; 21,744,768 issued and outstanding at both September 30, 2008 and December 31, 2007	217,000	217,000
Additional paid-in capital	19,273,000	19,267,000
Accumulated deficit	(14,565,000)	(14,388,000)

Total stockholders’ equity	4,925,000	5,096,000

Total liabilities and stockholders’ equity	$9,873,000	$9,150,000

The accompanying notes are an integral part of the financial statements

American Bio Medica Corporation
Statements of Operations
(Unaudited)
	For The Nine Months Ended
	September 30
	2008	2007

Net sales	$10,368,000	$10,523,000

Cost of goods sold	5,822,000	6,383,000

Gross profit	4,546,000	4,140,000

Operating expenses:
Research and development	445,000	520,000
Selling and marketing	2,197,000	2,334,000
General and administrative	1,973,000	2,149,000
	4,615,000	5,003,000

Operating loss	(69,000)	(863,000)

Other income (expense):
Interest income	3,000	7,000
Interest expense	(107,000)	(106,000)
Other expense	(4,000)
	(108,000)	(99,000)

Loss before tax	(177,000)	(962,000)

Income tax

Loss after tax	$(177,000)	$(962,000)

Basic and diluted loss per common share	$(0.01)	$(0.04)

Weighted average number of shares outstanding – basic and diluted	21,744,768	21,733,779

The accompanying notes are an integral part of the financial statements

American Bio Medica Corporation
Statements of Operations
(Unaudited)
	For The Three Months Ended
	September 30
	2008	2007

Net sales	$3,604,000	$3,912,000

Cost of goods sold	2,104,000	2,493,000

Gross profit	1,500,000	1,419,000

Operating expenses:
Research and development	128,000	173,000
Selling and marketing	713,000	818,000
General and administrative	532,000	641,000
	1,373,000	1,632,000

Operating income/(loss)	127,000	(213,000)

Other income (expense):
Interest income		2,000
Interest expense	(41,000)	(41,000)
	(41,000)	(39,000)

Income/(Loss) before tax	86,000	(252,000)

Income tax

Income/(Loss) after tax	$86,000	$(252,000)

Basic and diluted income/(loss) per common share	$0.00	(0.01)

Weighted average number of shares outstanding – basic	21,744,768	21,744,768
Dilutive effect of stock options and warrants	16,934
Weighted average number of shares outstanding – fully diluted	21,761,702	21,744,768

The accompanying notes are an integral part of the financial statements

American Bio Medica Corporation
Statements of Cash Flows
(Unaudited)
	For The Nine Months Ended
	September
	2008		2007
Cash flows from operating activities:
Net loss		$(177,000)		$(962,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation		268,000		338,000
Loss on disposal of fixed assets		4,000
Amortization of debt issuance costs		5,000
Non-cash compensation expense				26,000
Changes in:
Accounts receivable		(399,000)		(753,000)
Inventory		(439,000)		643,000
Prepaid and other current assets		67,000		(24,000)
Accounts payable		29,000		12,000
Accrued expenses		437,000		(165,000)
Other liabilities		4,000
Wages payable		67,000		137,000
Net cash used in operating activities		(134,000)		(748,000)

Cash flows from investing activities:
Purchase of property, plant and equipment		(48,000)		(632,000)
Net cash used in investing activities		(48,000)		(632,000)

Cash flows from financing activities:
Proceeds from exercise of options				23,000
Long term debt payments		(89,000)		(74,000)
Proceeds from debt financing				539,000
Proceeds from line of credit		2,129,000		900,000
Proceeds from long-term debt financing		750,000
Debt issuance costs		(120,000)
Line of credit payments		(2,433,000)		(273,000)
Net cash provided by financing activities		237,000		1,115,000

Net increase / (decrease) in cash and cash equivalents		55,000		(265,000)
Cash and cash equivalents - beginning of period		336,000		641,000

Cash and cash equivalents - end of period		$391,000		$376,000

Supplemental disclosures of cash flow information
Cash paid during period for interest		$107,000		$106,000
Purchase of property, plant and equipment, financing through capital lease	$			$17,000
Warrants issued in connection with long term debt financing		$6,000	$

The accompanying notes are an integral part of the financial statements

Notes to financial statements

September 30, 2008

Note A - Basis of Reporting

The accompanying unaudited financial statements of American Bio Medica Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, the financial statements include all normal, recurring adjustments, which are considered necessary for a fair presentation of the financial position of the Company at September 30, 2008, and the results of its operations for the three and nine month periods ended September 30, 2008 and September 30, 2007, and cash flows for the nine month periods ended September 30, 2008 and 2007.

Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of results that may be expected for the year ending December 31, 2008. Amounts at December 31, 2007 are derived from the Company’s audited financial statements. For further information, refer to the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

During the nine months ended September 30, 2008, there were no significant changes to the Company's critical accounting policies, which are included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, income taxes, warranty obligations, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances; the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Note B – Net Income / (Loss) Per Common Share

Basic net income or loss per share is calculated by dividing the net income or loss by the weighted average number of outstanding common shares during the period. Diluted net income per share includes the weighted average dilutive effect of stock options and warrants.

Potential common shares outstanding as of September 30, 2008 and 2007:

	September 30, 2008	September 30, 2007

Warrants	224,900	150,000
Options	3,762,080	3,968,080

For the three months ended September 30, 2008, the number of securities included in the diluted EPS was 3,895,146. For the three months ended September 30, 2007, the number of securities not included in the diluted EPS because the effect would have been anti-dilutive was 4,118,080.

For the nine months ended September 30, 2008 and 2007, the number of securities not included in the diluted EPS because the effect would have been anti-dilutive was 3,986,080 and 4,118,080 respectively.

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

Note D – Lines of Credit and Long Term Debt

On November 6, 2006, the Company obtained a real estate mortgage related to its facility in Kinderhook, New York. The loan through First Niagara Financial Group (“FNFG”) is in the amount of $775,000 and has a term of 10 years with a 20 year amortization. The interest rate is fixed at 7.50% for the first 5 years. Beginning with year 6 and through the end of the loan term, the rate changes to 2% above the Federal Home Loan Bank of New York 5 year term, 15 year Amortization Advances Rate. The Company’s monthly payment is $6,293 and payments commenced on January 1, 2007, with the final payment being due on December 1, 2016. The loan is collateralized by the Company's facility in Kinderhook, New York and its personal property. The amount outstanding on this mortgage was $744,000 and $758,000 at September 30, 2008 and December 31, 2007, respectively.

The Company has a Line of Credit with FNFG. As disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on August 8, 2008, effective August 1, 2008, the Company and FNFG entered into an amendment to the original Loan Documents (the “Amendment”). The Amendment combined two lines of credit already in place with FNFG into one line of credit (the “Line of Credit”) along with amending certain terms related to the combined Line of Credit. Pursuant to the Amendment, the maximum amount available under the Line of Credit is $750,000, and the maturity date of the Line of Credit is April 1, 2009. The interest rate on the Line of Credit is prime plus 1%. Pursuant to the Amendment, the Company is required to maintain certain financial covenants; the Company’s monthly net loss must not exceed $75,000 during any month and, while any loans or commitments are outstanding and due FNFG, the Company must maintain a minimum debt service coverage ratio of 1.10x, to be measured at December 31, 2008. The minimum debt service coverage ratio is defined as net income plus interest expense plus depreciation plus expense related to the amortization of derivative securities divided by required principal payments over the preceding twelve months plus interest expense. There is no requirement for annual repayment of all principal on this Line of Credit; it is payable on demand. The purpose of this Line of Credit is to provide working capital. The amount outstanding on the Line of Credit was $419,000 at September 30, 2008. At December 31, 2007, the Line of Credit was two separate lines of credit and the amount outstanding was $690,000 under one line and $33,000 under the other line, totaling $723,000.

On January 22, 2007, the Company entered into a Term Note with FNFG in the amount of $539,000 (the “Note”). The term of the Note is 5 years with a fixed interest rate of 7.17%. The Company’s monthly payment is $10,714 and payments commenced on February 1, 2007, with the final payment being due on January 23, 2012. The Company has the option of prepaying the Note in full or in part at any time during the term without penalty. The loan is secured by Company assets now owned or hereafter acquired. The proceeds received were used for the purchase of automation equipment to enhance the Company's manufacturing process in its New Jersey facility. The amount outstanding on this Note was $381,000 and $455,000 at September 30, 2008 and December 31, 2007, respectively.

Any default or breach by the Company of any of the terms, covenants and conditions set forth in any Loan Document related to the Note, the Line of Credit or the Mortgage (together the “Credit Facilities”) shall constitute a default and FNFG may declare all sums outstanding under the Credit Facilities due and payable without notice or demand. In the event of default, the Company will be subject to an interest rate of prime plus 6% under its Line of Credit.

Under the Loan Documents, as amended by the Amendment, the Company was required to sell at least $500,000 in subordinated debentures by September 1, 2008, on terms consistent with a term sheet agreed to between the Company and Cantone Research, Inc. of Tinton Falls, New Jersey (“Cantone”) for the private placement of an issue of 10% Subordinated Convertible Debentures, Series A (the “Series A Debentures”).

On August 15, 2008, the Company completed its offering of the Series A Debentures and received gross proceeds of $750,000 in principal amount of Series A Debentures (see Current Report on Form 8-K and amendment on Form 8-K/A-1 filed with the Commission on August 8, 2008 and August 18, 2008 respectively). The net proceeds of the offering of Series A Debentures were $630,000. The securities issued in this transaction were sold pursuant to the exemption from registration afforded by Rule 506 under Regulation D ("Regulation D") as promulgated by the Commission under the Securities Act of 1933, as amended (the "1933 Act"), and/or Section 4(2) of the 1933 Act.

The Series A Debentures accrue interest at a rate of 10% per annum (payable by the Company semi-annually) and mature on August 1, 2012. The payment of principal and interest on the Series A Debentures is subordinate and junior in right of payment to all Senior Obligations, as defined under the Series A Debentures. Holders of the Series A Debentures will have a right of conversion of the principal amount of the Series A Debentures into shares (the “Conversion Shares”) of the common stock of the Company (“Common Stock”), at a conversion rate of 666.67 shares per $500 in principal amount of the Series A Debentures (representing a conversion price of approximately $0.75 per share). This conversion right can be exercised at any time, commencing the earlier of (a) one hundred twenty (120) days after the date of the Series A Debentures, or (b) the effective date of a Registration Statement to be filed by the Company with respect to the Conversion Shares. The Company has the right to redeem any Series A Debentures that have not been surrendered for conversion at a price equal to the Series A Debentures’ face value plus $0.05 per underlying common share, or $525 per $500 in principal amount of the Series A Debentures, representing an aggregate conversion price of $787,500. This redemption right can be exercised by the Company at any time within ninety (90) days after any date when the closing price of the Common Stock has equaled or exceeded $2.00 per share for a period of twenty (20) consecutive trading days.

As the Offering’s placement agent Cantone received a Placement Agent fee of $52,500, or 7% of the gross principal amount of Series A Debentures sold. In addition, the Company issued Cantone a four (4) year warrant to purchase 30,450 shares of the Company’s common stock at an exercise price of $0.37 per share (the closing price of the Company’s common shares on the Closing Date) and a four (4) year warrant to purchase 44,550 shares of the Company’s common stock at an exercise price of $0.40 per share (the closing price of the Company’s common stock on the Series A Completion Date), (together the “Placement Agent Warrants”). All warrants issued to Cantone are immediately exercisable upon issuance.

The Company has incurred $125,000 in costs related to the offering. Included in these costs was $6,000 of non-cash compensation expense related to the issuance of the Placement Agent Warrants to Cantone. These costs will be amortized over the term of the Series A Debentures. For the three months ended September 30, 2008, the Company amortized $5,000 of expense related to these debt issuance costs. The Company has also accrued $13,000 in interest expense at September 30, 2008.

Pursuant to a Registration Rights Agreement, the Company will use reasonable efforts to register the Conversion Shares and the shares of Common Stock issuable upon exercise of the Placement Agent Warrants.

On May 8, 2007, the Company purchased a copier through an equipment lease with RICOH in the amount of $17,000. The term of the lease is 5 years with an interest rate of 14.11%. The amount outstanding on this lease was $13,000 and $15,000 at September 30, 2008 and December 31, 2007, respectively.

Note E –Sublicense Agreement

On February 28, 2006, the Company entered into a non-exclusive Sublicense Agreement (the “Agreement”) with an unaffiliated third party related to certain patents allowing us to expand our contract manufacturing operations. Under this Sublicense Agreement, the Company must pay a non-refundable fee of $175,000 over the course of 2 years, of which $75,000 was paid in the first quarter of 2006 and $50,000 was paid in the first quarter of 2007. The remaining $50,000 was paid in the first quarter of 2008. The Company is also required to pay royalties for products it manufactures that fall within the scope of these patents. The Company was not obligated to pay any royalties in 2006 or 2007. Beginning with the year ended December 31, 2007, the Company is obligated to pay a $20,000 minimum annual royalty (“MAR”) that can be applied against royalties on sales of products that fall within the scope of the sublicensed patents in the fiscal year ending December 31, 2008. The first MAR payment was made in January 2008 and there were not any sales of products made in the nine months ended September 30, 2008 that would be applied against the MAR.

Note F – Integrated Biotechnology Agreement

In March 2006, the Company entered into a royalty agreement with Integrated Biotechnology Corporation (“IBC”). IBC is the owner of the RSV (Respiratory Syncytial Virus) test that the Company manufactures for one of IBC’s distributors. The agreement was entered into to address amounts that IBC owed to the Company at the end of fiscal year 2005, and to streamline the order and fulfillment process of IBC’s RSV product. All outstanding amounts due to the Company were satisfied by the end of the third quarter of 2007. The Company continues to work directly with IBC’s distributor under the terms of the agreement, which states the Company is to pay a 20% royalty of total sales to IBC. During the nine months ended September 30, 2008, IBC earned royalties in the amount of $65,000.

 Note G – Stock Option Grants

In June 2006, the Company’s Board of Directors granted a stock option to purchase 72,000 shares of the Company’s common stock to the Company’s then Chief Financial Officer, and an option to purchase 3,000 shares of the Company’s common stock to an employee in the Company’s R&D division. Both option grants have exercise prices of $1.05 (the closing price of the Company’s common shares on the date of grant) and vested 100% on the one-year anniversary of the date of the grant (although the options granted to the former Chief Financial Officer expired in January 2008). In accordance with FAS 123(R), the Company recognized $63,347 in non-cash compensation expense related to these grants from June 2006 through May 2007. Included in general and administrative expense for the nine months ended September 30, 2007 is $26,000 of this non-cash compensation expense.

Note H – Employment Agreements

The Company has entered into employment agreements with its Chief Executive Officer Stan Cipkowski, Chief Science Officer Martin R. Gould, Chief Financial Officer Stefan Parker and Executive Vice President of Operations Douglas Casterlin, providing for aggregate annual salaries of $624,000. The agreement with Chief Executive Officer Cipkowski provides for a $206,000 annual salary, is for a term of one year and automatically renews unless either party gives advance notice of 60 days. The agreement with the Chief Science Officer Gould provides for a $149,000 annual salary, is for a term of one year and automatically renews unless either party gives advance notice of 60 days. The agreement with Chief Financial Officer Parker provides for a $120,000 annual salary, is for a term of one year and automatically renews unless either party gave advance notice of 60 days. The agreement with the Executive Vice President of Operations Casterlin provides for a $149,000 annual salary, is for a term of one year and automatically renews unless either party gives advance notice of 60 days. Copies of Cipkowski and Gould’s employment agreements were filed as exhibits to its Quarterly Report on Form 10-QSB filed with the Commission on August 13, 2007. A copy of Parker’s employment agreement was filed as an exhibit to the Company’s Current Report on Form 8K filed with the Commission on August 24, 2007. A copy of Casterlin’s employment agreement was filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Commission on May 1, 2008.

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

Overview

During the year ended December 31, 2007, the Company sustained a net loss of $990,000 from net sales of $13,872,000, and had net cash used in operating activities of $605,000. During the nine months ended September 30, 2008, the Company sustained a net loss of $177,000 from net sales of $10,368,000. The Company had net cash used in operating activities of $134,000 for the nine months ended September 30, 2008.

During the nine months ended September 30, 2008, the Company continued to take steps to improve its financial position. Beginning in April 2008, the Company implemented a number of cost cutting initiatives including, but not limited to, reducing the number of employees in its selling and marketing, research and development and general and administrative departments. The Company also continues to take steps to reduce manufacturing costs related to its products to increase the Company’s gross margin. Simultaneously with these efforts, the Company continues to focus on the development of new products to address market trends and needs.

The Company's continued existence is dependent upon several factors, including its ability to raise revenue levels and reduce costs to generate positive cash flows, and to sell additional shares of the Company's common stock to fund operations and/or obtain additional credit facilities, if and when necessary.

In July 2008, the Company shipped their first order of its OralStat® oral fluid drug tests to Save Mart Supermarkets of Modesto, California, a privately held food store chain.

In August 2008, the Company completed its private placement of Series A Debentures.

In August 2008, the Company was granted CLIA waived status from the US Food and Drug Administration (“FDA”) of its Rapid TOX® point of collection drug test product line. The waiver applies to all 14 drugs that the Company’s products currently test, and to two different cut-off levels for its opiate and cocaine tests. CLIA waived tests are recognized by FDA to be so simple to use and so accurate that there is little risk of error. CLIA waived tests are the most widely used tests in the clinical market (hospitals and physicians), and are in-demand for occupational health and criminal justice applications.

Plan of Operations

The Company’s sales strategy continues to be a focus on direct sales, while identifying new contract manufacturing operations and pursuing new national accounts. During the nine months ended September 30, 2008, the Company continued its program to market and distribute its urine and oral fluid based point of collection tests for drugs of abuse and its Rapid Reader® drug screen results and data management system. Contract manufacturing operations also continued in the nine months ended September 30, 2008.

Results of operations for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

NET SALES: Net sales for the nine months ended September 30, 2008 were $10,368,000, compared to $10,523,000 for the nine months ended September 30, 2007. This represents a decrease of 155,000, or 1.5%. When comparing the nine months ended September 30, 2008 with the nine months ended September 30, 2007, international and contract manufacturing sales increased. These increases were offset by decreases in national accounts, outside sales, and in-house sales. Our outside and in-house sales divisions continue to be affected by price pressures in the criminal justice market caused by general economic conditions and foreign competition. Historically, sales in our national account division have increased, but general economic conditions have depressed the employment levels of these customers. Decreases in national account sales in the third quarter of 2008 have thus negatively impacted the sales results for the nine months ended September 30, 2008. International sales were positively impacted by increased sales to Latin America, which were offset by the loss of one of our international distributors as well as decreased sales to other areas of the world as a result of the slowing economy.

Our Rapid Reader® (drug screen interpretation and data management system), Rapid TOX (urine based testing cassette), and Rapid TOX Cup® (urine based all inclusive testing cup) product line sales increased along with an increase in our Rapid STAT™ (oral fluid based test device) product line sales. The Rapid TOX Cup and Rapid STAT product lines were launched late in the third quarter of 2007, so there were no sales of these product lines included in the nine months ended September 30, 2007. Increases in these product lines were offset by decreases in our OralStat® (oral fluid based test device), Rapid TEC® (urine based multi-line dipstick), RDS InCup® (urine based all inclusive testing cup), and Rapid Drug Screen product lines. The Company believes that the attrition in these product lines is a result of customers switching from one product line to another due to either increased ease of use (in the case of the OralStat and Rapid STAT) or lower cost (in the case of RDS InCup and Rapid TOX Cup and Rapid TEC and Rapid TOX).

In the second quarter of 2008, the Company began marketing and selling a new version of its Rapid ONE® dipstick product, the Rapid ONE cassette. The Rapid ONE cassette utilizes the same drug-testing strip as the Rapid ONE, which is inserted into the cassette platform used for the Company’s Rapid TOX product line. It is the Company’s intention to transition the Rapid ONE dipstick product to the Rapid ONE cassette platform. This product transition will enable the Company to assemble and package the device on the Company’s automated production equipment in its New Jersey facility, thereby making the manufacturing process more efficient in time and cost, while still providing its customers with the same single testing options.

The Company’s contract manufacturing operations currently include the manufacture of a HIV test, a test for fetal amniotic membrane rupture, a test for RSV and other infectious diseases, and agricultural testing products. The Company was notified during the third quarter of 2008 that its agreement with an unaffiliated third party to provide drug testing strips for incorporation into the party’s tests used in hospitals, emergency rooms and clinics will terminate, effective December 24, 2008. This termination is a result of the party’s merger with another entity, but the Company is currently negotiating to continue this contract relationship with the merger successor. The outcome of these negotiations will not have a material impact on the Company’s current contract manufacturing operations. Contract manufacturing sales for the nine months ended September 30, 2008 totaled $414,000, up from $218,000 for the nine months ended September 30, 2007.

COST OF GOODS: Cost of goods sold for the nine months ended September 30, 2008 was $5,822,000, or 56.2% of net sales, compared to $6,383,000, or 60.7% of net sales, for the nine months ended September 30, 2007. While the Company has seen increased costs in raw materials related to the manufacture of its products, the Company has been able to improve its cost of goods sold because of increased manufacturing efficiencies resulting from automation of its Rapid TOX product line and a shift in product sales to non-government markets at higher gross profit margins. This improvement in cost of goods sold is also a result of inventory disposals that occurred during the nine months ended September 30, 2007 that did not occur during the nine months ended September 30, 2008. The inventory disposals in 2007 consisted of expired products and components enhanced as a result of product development.

OPERATING EXPENSES: Operating expenses were $4,615,000, or 44.5% of net sales in the nine months ended September 30, 2008, compared to $5,003,000, or 47.5% of net sales in the nine months ended September 30, 2007. Decreases in costs associated with our CLIA waiver application as well as the implementation of cost cutting initiatives in research and development, selling and marketing and general and administrative resulted in expense reductions in all three divisions.

Research and development (R&D) expense

R&D expenses for the nine months ended September 30, 2008 were $445,000, or 4.3% of net sales compared to $520,000, or 4.9% of net sales for the nine months ended September 30, 2007. Savings in consulting fees, supplies and materials, travel, depreciation and telephone costs were offset by increases in salaries and employee related benefits, FDA compliance costs, facility utility costs, and repairs and maintenance. Effective June 30, 2008, the Company’s Vice President of Product Development retired. The former vice president received a payment of $35,000, equal to half his annual salary of $70,000, paid in 3 equal monthly installments of approximately $11,666 each beginning July 31, 2008, with the last payment being made on September 30, 2008. The Company does not expect to fill this position in the future. Although there were increases in salaries and employee related benefits in the nine months ended September 30, 2008 when compared to the nine months ended September 30, 2007, the Company expects to see the full savings from this personnel reduction beginning in the fourth quarter of 2008. In the nine months ended September 30, 2008, the Company’s R&D department continued to focus its efforts on development of new products, exploration of contract manufacturing opportunities and enhancement of its current products.

Selling and marketing expense

Selling and marketing expenses in the nine months ended September 30, 2008 were $2,197,000, or 21.2% of net sales, compared to $2,334,000, or 22.2% of net sales, in the nine months ended September 30, 2007. This decrease in expense results from reductions in sales salaries and commissions, sales employee related benefits, travel and customer relations, trade show related expenses, advertising and marketing consulting fees. These decreases were partially offset by increases in postage, marketing salaries, and royalty expense as a result of increased sales of RSV. The reduction in sales salaries, commissions and other employee related benefits resulted from a reduction in sales personnel as part of the Company’s implementation of cost cutting initiatives.

 General and administrative (G&A) expense

G&A expenses were $1,973,000, or 19.0% of net sales in the nine months ended September 30, 2008 compared to $2,149,000, or 20.4% of net sales in the nine months ended September 30, 2007. Expenses in the nine months ended September 30, 2007 included $204,000 of costs associated with the Company’s CLIA waiver application and $26,000 in non-cash compensation expense. Costs associated with the CLIA waiver application significantly decreased to $13,000, and there was no non-cash compensation expense in the nine months ended September 30, 2008. Also contributing to the decrease in G&A expense were decreases in investor relations, consulting fees, insurance, travel related expenses, outside service fees, and repairs and maintenance. These decreases were partially offset by increases in quality assurance related expenses, accounting and legal fees, patents and licenses, bad debts and bank service fees.

Results of operations for the three months ended September 30, 2008 compared to the three months ended September 30, 2007

NET SALES: Net sales for the quarter ended September 30, 2008 were $3,604,000, compared to $3,912,000 for the quarter ended September 30 2007. This represents a decrease of $308,000, or 7.9%. Decreases in national accounts and outside sales were offset by increases in contract manufacturing and international sales. The Company’s outside and in-house sales divisions continue to be affected by price pressures in the criminal justice market caused by general economic conditions and foreign competition. Historically, sales in our national account division have increased, but general economic conditions have depressed the employment levels of these customers, causing the decrease in sales in the third quarter of 2008. International sales were positively impacted by increased sales to our master distributors and customers in Latin America, as well as by increases in sales to our European master distributor.

In the third quarter of 2008, sales of the Rapid Reader, Rapid TOX, Rapid TOX Cup and Rapid STAT product lines increased while sales of the RDS InCup, Rapid Drug Screen, OralStat and Rapid TEC product lines decreased. The Rapid TOX Cup and Rapid STAT product lines were launched late in the third quarter of 2007, so there were no sales of these product lines included in the third quarter of 2007. Increases in these product lines were offset by decreases in the OralStat and RDS InCup product lines. The Company believes that the attrition in these product lines is a result of customers switching from one product line to another due to either increased ease of use (in the case of the OralStat and Rapid STAT) or lower cost (in the case of RDS InCup and Rapid TOX Cup and Rapid TEC and Rapid TOX).

In the second quarter of 2008, the Company began marketing and selling a new version of its Rapid ONE® dipstick product, the Rapid ONE cassette. The Rapid ONE cassette utilizes the same drug-testing strip as the Rapid ONE, which is inserted into the cassette platform used for the Company’s Rapid TOX product line. It is the Company’s intention to transition the Rapid ONE dipstick product to the Rapid ONE cassette platform. This product transition will enable the Company to assemble and package the device on the Company’s automated production equipment in its New Jersey facility, thereby making the manufacturing process more efficient in time and cost, while still providing its customer with the same single testing options.

The Company’s contract manufacturing operations currently include the manufacture of a HIV test, a test for fetal amniotic membrane rupture, a test for RSV and other infectious diseases, and agricultural testing products. The Company was notified during the third quarter of 2008 that its agreement with an unaffiliated third party to provide drug testing strips for incorporation into the party’s tests used in hospitals, emergency rooms and clinics will terminate, effective December 24, 2008. This termination is a result of the party’s merger with another entity, and the Company is currently negotiating to continue this contract relationship with the merger successor. The outcome of these negotiations will not have a material impact on the Company’s current contract manufacturing operations. Contract manufacturing sales for the third quarter of 2008 totaled $181,000, up from $136,000 for the third quarter of 2008.

COST OF GOODS: Cost of goods sold for the three months ended September 30, 2008 was $2,104,000, or 58.4% of net sales, compared to $2,493,000, or 63.7% of net sales for the three months ended September 30, 2007. While the Company has seen increased costs in raw materials related to the manufacture of its products, the Company has been able to improve its cost of goods because of increased manufacturing efficiencies resulting from automation of its Rapid TOX product line and a shift in product sales to non-government markets at higher gross profit margins.

OPERATING EXPENSES: Operating expenses were $1,373,000, or 38.1% of net sales, in the third quarter of 2008, compared to $1,632,000, or 41.7% of net sales, in the third quarter of 2007. Decreases in costs associated with our CLIA waiver application as well as the implementation of cost cutting initiatives in research and development, selling and marketing and general and administrative resulted in expense reductions in all three divisions.

Research and development (R&D) expense

R&D expenses for the three months ended September 30, 2008 and 2007 were $128,000, or 3.6% of net sales and $173,000, or 4.4% of net sales, respectively. Savings in salaries and employee related benefits, consulting fees, supplies and materials, telephone and depreciation were partially offset by increases in utility costs, FDA compliance costs, and repairs and maintenance. Effective June 30, 2008, the Company’s Vice President of Product Development, retired. The former vice president received a payment of $35,000, equal to half his annual salary of $70,000, paid in 3 equal monthly installments of approximately $11,666 each beginning July 31, 2008, with the last payment being made on September 30, 2008. The Company does not expect to fill this position in the future; therefore, the Company expects to see the full savings from this personnel reduction beginning in the fourth quarter of 2008. In the third quarter of 2008, the Company’s R&D department continued to focus its efforts on development of new products, exploration of contract manufacturing opportunities and enhancement of its current products.

Selling and marketing expense

Selling and marketing expenses were $713,000, or 19.8% of net sales, in the third quarter of 2008, compared to $818,000, or 20.9% of net sales, in the same period a year ago. This decrease in selling and marketing expense is a result of savings in sales salaries and employer related payroll taxes, travel costs, trade-show related expenses, depreciation, marketing salaries (as a result in the reduction in marketing personnel in the third quarter of 2008), and marketing consulting fees. These savings were partially offset by increases in postage, sales employee related benefits and insurance, dues and subscriptions and royalty expense as a result of increased sales of RSV.

General and administrative (G&A) expense

G&A expense were $532,000 or 14.8% of net sales in the three months ended September 30, 2008 compared to $641,000, or 16.4% of net sales in the three months ended September 30, 2007. The third quarter of 2007 included $15,000 of costs associated with our CLIA waiver application; there were no CLIA related costs in the third quarter of 2008. Decreases in investor relations, salaries, legal fees, travel costs, insurances, bank service fees and bad debts, due to a recovery of previously written off account, were partially offset by increases in patents and licenses, auto expense, ISO related expenses, outside service fees, utilities and contributions.

Liquidity and Capital Resources as of September 30, 2008

The Company has working capital of $4,658,000 at September 30, 2008 compared to working capital of $4,017,000 at December 31, 2007. The Company has historically satisfied its net working capital requirements through operations, cash generated by proceeds from private placements of equity securities and debt financing. The Company has never paid any dividends on its common shares and anticipates that all future earnings, if any, will be retained for use in the Company's business and it does not anticipate paying any cash dividends.

The Company's cash requirements depend on numerous factors, including product development activities, sales and marketing efforts, market acceptance of its new products, and effective management of inventory levels in response to sales forecasts. The Company expects to devote substantial capital resources to continue its product development, refine manufacturing efficiencies, and support its direct sales efforts. The Company will examine other growth opportunities, including strategic alliances, and expects such activities will be funded from existing cash and cash equivalents, issuance of additional equity or debt securities or additional borrowings, subject to market conditions. The Company believes that its current cash balances, together with cash generated from future operations, maybe sufficient to fund operations for the next twelve months, but there can be no assurance of the Company’s continued liquidity. The Company is required to comply with certain financial covenants under its Credit Facilities with FNFG (see Note D), and while the Company is in compliance with these financial covenants at September 30, 2008, there can be no assurance that such compliance will continue in the future. Non-compliance would constitute a default and FNFG may declare all sums outstanding under the Credit Facilities due and payable without notice or demand. The Company may be required to sell additional equity or obtain additional credit facilities. There is no assurance that such financing will be available or that the Company will be able to complete financing on satisfactory terms, if at all.

Despite implementation of cost cutting initiatives beginning in the second quarter of 2008, management believes that increases in research and development, selling and marketing and general and administrative expense may be required in the future as the Company continues its investment in long-term growth and creates the necessary infrastructure to: achieve its worldwide drug test marketing and sales goals, continue its penetration of the direct sales market, support research and development projects and leverage new product initiatives. However, management has taken measures to control the rate of increase of these costs to be consistent with the expected sales growth rate of the Company.

Net cash used in operating activities was $134,000 for the nine months ended September 30, 2008, compared to $748,000 for the nine months ended September 30, 2007. The net cash used in operating activities for the nine months ended September 30, 2008 resulted primarily from increases in accounts receivable, inventory balances and liabilities, including accounts payable, accrued expenses and wages payable.

Net cash used in investing activities was $48,000 for the nine months ended September 30, 2008, compared to $632,000 for the nine months ended September 30, 2007. Net cash used in both years was for investment in property, plant and equipment. Included in the nine months ended September 30, 2007 was $270,000 representing the cost of equipment for use in the Company’s New Jersey facility for the automation of the Company’s Rapid TOX product line.

Net cash provided by financing activities was $237,000 for the nine months ended September 30, 2008, which consisted of proceeds from debenture financing and the Company’s line of credit offset by debt issuance costs and payments on the Company’s outstanding debt and line of credit facilities. Net cash provided by financing activities for the nine months ended September 30, 2007 was $1,115,000 and consisted of proceeds from a 5-year term note, the Company’s lines of credit and exercise of stock options offset by debt and line of credit payments.

At September 30, 2008, the Company had cash and cash equivalents of $391,000.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 15, 2008, the Company completed its offering of Series A Debentures and received gross proceeds of $750,000. The Series A Debentures accrue interest at a rate of 10% per annum (payable by the Company semi-annually) and mature on August 1, 2012. The payment of principal and interest on the Series A Debentures is subordinate and junior in right of payment to all Senior Obligations, as defined under the Series A Debentures. Holders of the Series A Debentures will have a right to receive Conversion Shares of Common Stock at a conversion rate of 666.67 shares per $500 in principal amount of the Series A Debentures (representing a conversion price of approximately $0.75 per share). This conversion right can be exercised at any time, commencing the earlier of (a) one hundred twenty (120) days after the date of the Series A Debentures, or (b) the effective date of a Registration Statement to be filed by the Company with respect to the Conversion Shares. The Company has the right to redeem any Series A Debentures, which have not been surrendered for conversion at a price equal to the Series A Debentures’ face value plus $0.05 per underlying common share, or $525 per $500 in principal amount of the Series A Debentures. This redemption right can be exercised by the Company at any time within ninety (90) days after any date when the closing price of the Common Stock has equaled or exceeded $2.00 per share for a period of twenty (20) consecutive trading days.

On August 15, 2008, the Company completed the Offering and received gross proceeds of $750,000 in principal amount of Series A Debentures. The securities issued in this transaction were sold pursuant to the exemption from registration afforded by Rule 506 under Regulation D as promulgated by the Commission under the 1933 Act, and/or Section 4(2) of the 1933 Act. The Series A Debentures were placed with accredited investors, as that term is defined in Rule 501(a) of Regulation D promulgated by the Commission under the Securities Act of 1933, as amended (the “ 1933 Act”).

As the Offering’s placement agent Cantone received a Placement Agent fee of $52,500, or 7% of the gross principal amount of Series A Debentures sold. In addition, the Company issued Cantone a four (4) year warrant to purchase 30,450 shares of the Company’s common stock at an exercise price of $0.37 per share (the closing price of the Company’s common shares on the Closing Date) and a four (4) year warrant to purchase 44,550 shares of the Company’s common stock at an exercise price of $0.40 per share (the closing price of the Company’s common stock on the Series A Completion Date), (together the “Placement Agent Warrants”).

Pursuant to a Registration Rights Agreement, the Company will use reasonable efforts to register the Conversion Shares and the shares of Common Stock issuable upon exercise of the Placement Agent Warrants.

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
Stefan Parker
Chief Financial Officer
Executive Vice President, Finance
Principal Accounting Officer and duly authorized Officer

Dated: November 14, 2008