Form 10-K
period 2008-12-31
AMERICAN BIO MEDICA CORP
filed 2009-03-30
CIK 896747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ————— to ——————-

Commission File Number: 0-28666

American Bio Medica Corporation
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	14-1702188 (IRS Employer Identification No.)
122 Smith Road Kinderhook, New York (Address of principal executive offices)	12106 (Zip Code)

Registrant’s telephone number (including area code) (518) 758-8158

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Shares, $0.01 Par value
Title of each class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes                                ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes                                ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained herein, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.            ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2of the Exchange Act).
☐ Yes                                ☒  No

The aggregate market value of 18,183,613 voting Common Shares held by non-affiliates of the registrant was approximately $9,455,479 based on the average bid and asked prices of the registrant’s Common Shares, $.01 par value, as reported on the NASDAQ Capital Market on June 30, 2008.

As of March 27, 2009, the registrant had outstanding 21,744,768 Common Shares, $.01 par value.

Documents Incorporated by Reference:

(1)	The Proxy Statement for the Annual Meeting of Shareholders for the year ending December 31, 2008 in Part III of this Form 10-K
(2)	Other documents incorporated by reference on this report are listed in the Exhibit Reference Table

American Bio Medica Corporation

Index to Annual Report on Form 10-K
For the fiscal year ended December 31, 2008

This Form 10-K may contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may”, “could”, “should”, “will”, “expect”, “believe” “anticipate”, “estimate” or “continue” or comparable terminology is intended to identify forward-looking statements. It is important to note that actual results could differ materially from those anticipated from the forward-looking statements depending on various important factors. These important factors include our history of losses, the uncertainty of acceptance of current and new products in our markets, competition in our markets, and the other factors discussed in our “Risk Factors” found in Item 1A.

PART I

ITEM 1.  BUSINESS

Form and Year of Organization

American Bio Medica Corporation was incorporated on April 2, 1986 under the laws of the State of New York under the name American Micro Media, Inc. On September 9, 1992, we filed an amendment to our Articles of Incorporation to change our name to American Bio Medica Corporation (“ABMC” or “the Company”).

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

According to a BCC Research and Consulting market research report released in July 2008, the global drugs of abuse (DOA) testing market generated $1.9 billion in 2007. This is expected to increase to $2.0 billion in 2008 and $2.6 billion in 2014, for a compound annual growth rate of 4.6%. In addition, according to an industry report distributed by Espicom Business Intelligence in December 2007, the global point of care testing (“POC”) market (which includes the POCT market) was estimated to be worth $11.3 billion in 2007 and is growing at 11% a year. POC accounts for approximately 34% of the $33.6 billion global in-vitro diagnostic (IVD) testing market.

Our Products

POCT Devices for the Detection of DOA in Urine

We manufacture a number of POCT devices that detect the presence or absence of drugs of abuse in urine. We offer a number of standard configurations and we can also produce custom configurations on special order if the market demands. Our urine based POCT devices can test for the following drugs: cocaine (available with a cutoff level of either 150 ng/ml or 300 ng/ml), THC (marijuana), opiates (available with a cutoff level of either 300 ng/ml or 2000 ng/ml), amphetamines, PCP, benzodiazepines, methamphetamines, barbiturates, tricyclic antidepressants, methadone, MDMA (Ecstasy), oxycodone, propoxyphene and buprenorphine.

All of our urine-based POCT devices are accurate, cost-effective, easy to use, and provide results within minutes. We currently offer the following POCT devices for urine based DOA testing:

Rapid Drug Screen®: The Rapid Drug Screen, or RDS®, is a patented, rapid, POCT kit that detects the presence or absence of 2 to 10 drugs of abuse simultaneously in a single urine specimen.

Rapid ONE®: Our patented Rapid ONE product line consists of single drug tests, each of which screens for the presence or absence of a single drug of abuse in a urine specimen. The Rapid ONE is designed for those situations in which the person subject to substance abuse testing is known to use a specific drug. It can also be used to enhance a RDS by allowing screening of an additional drug.

Rapid TEC®: The patented Rapid TEC contains one or two drug testing strips that can test for 2 to 5 drugs of abuse simultaneously in a single urine specimen as each strip includes the chemistry to detect more than one class of drug. The Rapid TEC is designed for those customers who require a less expensive product but still need to test for more than one drug of abuse utilizing one urine sample.

RDS InCup®: The RDS InCup is an all-inclusive point of collection test for 2 to 12 drugs of abuse that incorporates collection and testing of the sample in a single one-step device. Each RDS InCup device contains multiple channels and each channel contains a single drug testing strip that contains the chemistry to detect a single class of drugs of abuse. Once the donor provides a sample, the results are available within a few minutes without any manipulation of the sample or the device.

Rapid TOX®: The Rapid TOX is a cost effective drug screen in a horizontal cassette platform that simultaneously detects 2 to 10 drugs of abuse in a single urine specimen. Each Rapid TOX device contains one or two channels and each channel contains a single drug testing strip that contains the chemistry to detect more than one class of drug of abuse.

Rapid TOX Cup®: The Rapid TOX Cup is an all-inclusive point of collection test for 2 to 14 drugs of abuse that incorporates collection and testing of the sample in a single device. Each Rapid TOX Cup device contains multiple channels and each channel contains a single drug testing strip that contains the chemistry to detect more than one class of drug of abuse.

POCT Devices for the Detection of DOA in Oral Fluids (saliva):

We manufacture a number of POCT devices that detect the presence or absence of drugs of abuse in oral fluids (saliva). These devices are easy to perform and provide test results within minutes with enhanced sensitivity and detection comparable to laboratory based oral fluids tests.

OralStat®: Our OralStat is a patented and patent-pending, innovative POCT system for the detection of drugs of abuse in oral fluids. OralStat can simultaneously test for 6 drugs in each device. Currently, the assays available on the OralStat are amphetamines, methamphetamines, benzodiazepines, cocaine, methadone, opiates, PCP and THC.

OralStat EX: The OralStat EX is an oral fluid point of collection test that was designed to make both point of collection testing and confirmation testing simple. The oral fluid sample is expressed into a separate transportable bottle containing a buffer solution, and after the initial screen has been performed there is ample solution remaining to send to a laboratory for confirmation of positive test results.

Rapid STAT™: The Rapid STAT is an oral fluid point of collection test that combines the incubation benefits of the OralStat (see OralStat on this page) with the Rapid TOX (see Rapid TOX on this page) cassette product platform. The Rapid STAT maximizes drug recovery and provides a transport container for confirmation of positive results. The Rapid STAT provides even faster test results, making it ideal for those market applications, such as roadside testing, in which portability and time is crucial. In addition to these added benefits, the Rapid STAT provides even lower THC testing sensitivity, making it unrivaled in the market.

Other Products

Rapid Reader®: The Rapid Reader is an FDA 510(k) cleared, compact, portable device that captures a picture of the test results on an ABMC drug screen using a high-resolution camera. The results are then analyzed, interpreted, and sent to a data management system, which enables the user to interpret, store, transmit and print the drug test results. The Rapid Reader system can only be used to interpret and record the results of ABMC drug screens. Presently, we offer three different models of the Rapid Reader to our customers, the 210 and 250, which are connected to a PC via a USB port, and the 710, which is a stand-alone device that does not require the connection to a PC.

Adulteration, Alcohol and Nicotine: In addition to the products we manufacture, we also distribute a number of point of collection tests that detect the presence or absence of adulterants, alcohol and nicotine. These tests are manufactured by unaffiliated third parties. Two of these products are sold under ABMC-owned trademarks; the Rapid AlcoTEC™ alcohol test and the Rapid Check™ test for adulterant. Some of the adulterant test products we distribute are also incorporated into our urine based POCT device for drugs of abuse. We do not derive a significant portion of our revenues from the sale of these products.

Contract Manufacturing

We provide bulk strip contract manufacturing services to a number of non-affiliated POCT diagnostic companies. In the fiscal year ended December 31, 2008, we manufactured test components for the detection of:

▪	RSV (Respiratory Syncytial Virus): the most common cause of lower respiratory tract infections in children worldwide
▪	Fetal amniotic membrane rupture
▪	Lactoferin: a protein with documented anti-viral, anti-microbial, and immune modulating/enhancing effects

We also performed development work for certain manufacturing customers related to devices to detect various other infectious diseases.  We do not currently derive a significant portion of our revenues from contract manufacturing.

Our Markets

Corporate/Workplace

Corporate/Workplace testing consists of pre-employment testing of job applicants, and random, cause and post accident testing of an employee. Many employers recognize the financial and safety benefits of implementing Drug Free Workplace Programs, of which drug testing is an integral part. Government incentives encourage employers to adopt Drug Free Workplace Programs. In some states, there are workman’s compensation and unemployment insurance premium reductions, tax deductions and other incentives for adopting these programs.  The Drug Free Workplace Act requires employers receiving federal contracts of $100,000 or more to enact a Drug Free Workplace program (the Federal Acquisition Streamlining Act of 1994 raised the threshold of contracts covered by the Drug Free Workplace Act from $25,000 to those exceeding $100,000).

▪
In their December 2004 report (the most recent report related to this subject matter) titled “The Economic Costs of Drug Abuse in the United States”, the Office of National Drug Control Policy reported that the economic cost of drug abuse in 2002 was estimated to be $180.9 billion, increasing 5.34% annually since 1992. This value represents both the use of resources to address health and crime consequences as well as the loss of potential productivity from disability, death and withdrawal from the legitimate workforce.

▪
According to the 2007 SAMHSA (Substance Abuse Mental Health Services Administration) National Survey on Drug Use and Health released in September 2008, most drug users are employed. Of the 17.4 million current illicit drug users aged 18 or older in 2007, 13.1 million, or 75.3% were employed either full or part time.

Government/Corrections/Law Enforcement

This market includes federal, state and county level agencies, including: correctional facilities, pretrial agencies, probation, drug courts and parole departments at the federal and state levels and juvenile correctional facilities. A significant number of individuals on parole or probation, or within federal, state and local correctional facilities and jails, have one or more conditions to their sentence required by the court or probation agency which includes periodic drug testing and substance abuse treatment.

According to the Bureau of Justice Statistics (“BOJ”):

▪	In 2007, over 7.3 million people in the United States were on probation, in jail or prison, or on parole; and
▪
In 2006 (the most recent year for which this data is available), there were approximately 1.9 million arrests for drug abuse violations. Drug abuse violations are defined as State or local offenses relating to the unlawful possession, sale, use, growing, manufacturing, and making of narcotic drugs including opium or cocaine and their derivatives, marijuana, synthetic narcotics, and dangerous non-narcotic drugs such as barbiturates.

Clinical/Physician/Hospital

This market includes emergency rooms, physician offices, hospitals and clinics and rehabilitation facilities associated with hospitals. In August 2008, the Drug Abuse Warning Network (a public health surveillance system that monitors drug-related visits to hospital emergency departments and drug-related deaths investigated by medical examiners and coroners) estimated that in 2006 over 1.7 million emergency department visits were associated with drug misuse or abuse. To address this issue, drug testing is performed in this market so healthcare professionals are able to ascertain the drug status of a patient before they administer pharmaceuticals or treatment.

In 2006, we entered into a Supply Agreement with Nanogen, Inc. (NASDAQ:NGEN) allowing Nanogen to market our products under their own brand name to customers in this market. We received notice in the third quarter of 2008 that, as a result of a merger with another entity, Nanogen was terminating the Supply Agreement effective December 24, 2008. This termination did not have a material impact on sales in the fiscal year ended December 31, 2008, nor is it expected to have a material impact on sales in the future.

International Markets

The International Market consists of various markets outside of the United States. Although Corporate/Workplace testing is not as prevalent outside of the United States as within, the Government/Corrections/Law Enforcement and Clinical/Physician/Hospital markets are somewhat in concert with their United States counterparts. One market that is significantly more prevalent outside of the United States is roadside drug testing. Countries including but not limited to, France, Australia, Malaysia, New Zealand, Portugal, Finland, Germany, Norway, Switzerland and Canada, already conduct roadside drug testing, are currently in a pilot phase of drug testing, or have put laws in place to allow drug testing.  In the fiscal year ended December 31, 2008, we were awarded, through our European distributor, a government tender allowing the police force in France to use our Rapid STAT product (see Rapid STAT on page 2) to perform drug testing of French motorists.  In addition, in 2008, we appointed a master distributor to market in the region of Latin America. This distributor’s sales are primarily in the Government/Corrections/Law Enforcement and Clinical/Physician/Hospital markets, along with some sales in the Corporate/Workplace testing market.

Rehabilitation Centers

This market for our products includes people in treatment for substance abuse.  There is a high frequency of testing in this market. For example, in many residence programs, patients are tested each time they leave the facility and each time they return. In outpatient programs, patients are generally tested on a weekly basis.

 Educational Market

According to the December 2008 University of Michigan Monitoring the Future study, 14.1% of 8th graders, 26.9% of 10th graders and 36.6% of 12th graders have used an illicit drug within the 12 months prior to the study. Furthermore, the study reported that a little less than half of young people have tried an illicit drug by the time they finish high school. In June 2002, the Supreme Court ruled that students in extracurricular activities including athletics, band, choir, and other activities could be tested for drugs at the start of the school year and randomly throughout the year.

Our Distribution Methods

We have a two-pronged distribution strategy that focuses both on growing our business through our direct sales team and with valued third party distributors. Our direct sales team consists of highly experienced and well-trained sales professionals with drugs of abuse testing experience, and our distributors are unaffiliated entities that resell our POCT devices either as a stand-alone product or as part of a service they provide to their customers.

Our direct sales force, inside sales representatives and network of distributors sell our products to the Corporate/Workplace, Government/Corrections/Law Enforcement, Clinical/Physician/Hospital, Rehabilitation, and Educational markets, and we sell primarily through a network of distributors in the International market. Although we currently sell directly into the Clinical/Physician/Hospital market, going forward our goal is to obtain a distribution relationship with a multi-national diagnostics company focused on the Clinical/Physician/Hospital market.

We promote our products through direct mail campaigns, selected advertising, participation at high profile trade shows, use of key point of collection advocate consultants and other marketing activities. We expect to continue to recruit and utilize experienced, valued third party distributors, in addition to selling directly in our markets and to our key customers.

Competition

We compete on the following factors:

▪	pricing;
▪	quality of product;
▪	ease and user-friendliness of products; and
▪	customer and technical support

Pricing: The pricing structure within the point of collection drug testing market is highly competitive and currently our products are cost competitive, although pricing pressures have increased significantly when comparing our product pricing with the pricing of point of collection drug tests manufactured outside of the United States. In order to meet the price pressure caused primarily by these foreign manufacturers, ABMC continues to evaluate all aspects of its manufacturing and assembly processes to identify areas of cost savings. Cost savings in manufacturing would allow us to sustain acceptable gross margins while still providing our customers with cost competitive products. In addition, we continue to explore new, lower cost product alternatives for our customers.

Quality: There have been a number of studies that have reported on the accuracy and reliability of ABMC products. A study was conducted by the Department of Health and Human Services in 1999 (as of the date of this report, this is still the most current government issued study) that ranked RDS as the most accurate multi-drug device for all drugs when compared to GC/MS (Gas Chromatography/Mass Spectrometry), a laboratory test consisting of a combination of two microanalytical techniques: GC, a separation technique, and MS, an identification technique. Another study conducted in 2003 on the Rapid One test for Oxycodone conducted by the Greater Los Angeles VA Healthcare System found that “only the…..Rapid One OXY test demonstrated 100% reliability.”

Ease and user-friendliness: Some of our competitors’ point of collection drug tests use a collection or delivery method different than our point of collection drug tests. Our urine based products do not require pipetting (dropping) of the specimen, adding or mixing of reagents or other manipulation of the device by the user.  In fact, our Rapid TOX (see page 2) product offers the option of dipping the test into the urine specimen rather than pipetting the specimen. In The Rosita Roadside Study conducted in Europe in 1999, the RDS products were ranked “Very Good” for user friendliness, the highest rating given to any of the products in the study.

Customer and technical support : Customer and technical support  are becoming more important in the point of collection drug testing market as individuals being tested become more knowledgeable about how to “beat” a drug test. Questions related to test administration, drug cross reactivity, drug metabolism, and other such matters are becoming areas in which clarification is sometimes needed by customers using these devices. ABMC provides its customers with continuous customer and technical support on a 24/7/365 basis. Most of our competitors do not offer such service to their customers.

Raw Materials and Suppliers

The primary raw materials required for the manufacture of our point of collection test strips and our point of collection drug test kits consist of antibodies, antigens and other reagents, plastic molded devices, membranes, and packaging materials. We maintain an inventory of raw materials which, to date, has been acquired primarily from third parties. Currently, most raw materials are available from several sources. We own the molds and tooling for our plastic components that are custom and proprietary, but we do not own the molds and tooling for our plastic components that are "stock" items. The ownership of these molds affords us flexibility and control in managing the supply chain for these components.

Major Customers

We have a number of national account customers that in total represent a significant portion of our sales in fiscal years ended December 31, 2008 and December 31, 2007. One of these national account customers represented 11.2% of net sales in fiscal year ended December 31, 2008 and 9.3% of net sales in fiscal year ended December 31, 2007.

Patents and Trademarks/Licenses

To date, we hold 26 patents related to our point of collection drug testing devices, including 4 U.S. design patents and 8 utility patents. We currently have 8 United States patent applications pending, and 8 foreign patent applications pending. The earliest expiration date of any of our issued patents is January 2013.

To date, we have registered 20 trademarks in the United States, including but not limited to Rapid Drug Screen, RDS, Rapid ONE, OralStat, Rapid Reader, Rapid TOX, Rapid TOX Cup, InCup, our website domain and our corporate logos. We have also registered 18 trademarks in countries/regions such as Canada, Mexico, Europe, and the United Kingdom. We currently have 4 additional trademark applications pending in the United States.

On February 28, 2006, we entered into a non-exclusive Sublicense Agreement with an unaffiliated third party related to certain patents allowing us to expand our contract manufacturing operations. Under this Sublicense Agreement, we paid a non-refundable fee of $175,000 over the course of 2 years and we were to pay royalties on products that fell within the scope of the patents. We did not manufacture any products that fell within the scope of the patents in 2008. The last expiration date of the patents covered by the Sublicense Agreement was December 17, 2008.  Therefore, the Sublicense Agreement expired on December 17, 2008 and such expiration is not expected to have a material impact on our sales in the future. Upon the expiration of the patents covered under the Sublicense Agreement, the subject matter disclosed therein is placed in the public domain, and anyone can practice under the teachings of those patents.

On March 29, 2006, we entered into a royalty agreement with Integrated Biotechnology Corporation (“IBC”). IBC is the owner of an RSV (Respiratory Syncytial Virus) test that the Company manufactures for one of IBC’s distributors. The agreement was entered into to address amounts that IBC owed to ABMC at the end of fiscal year 2005, and to streamline the order and fulfillment process of IBC’s RSV product. All outstanding amounts due were satisfied by the end of the third quarter of 2007. After satisfaction of amounts due, we continued to work directly with IBC’s distributor under the terms of the Agreement, which stated that we were to pay IBC a 20% royalty of total sales received from IBC’s distributor. The agreement expired on November 2, 2008. However, we continue to work directly with IBC’s distributor and manufacture an RSV product for them.

Government Regulations

The development, testing, manufacture and sale of our point of collection drug tests, and possible additional testing devices for other substances or conditions, are subject to regulation by the United States and foreign regulatory agencies. Pursuant to the Federal Food, Drug, and Cosmetic Act, and associated regulations, FDA regulates the pre-clinical and clinical testing, manufacture, labeling, distribution and promotion of medical devices. If ABMC fails to comply with applicable requirements, we may be subject to fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant pre-market clearance or pre-market approval for devices, withdrawal of marketing clearances or approvals and criminal prosecution.

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

Although FDA clearance is not required for non-clinical markets (such as Corporate/Workplace and Government/Corrections/Law Enforcement), it is required for clinical markets (such as hospitals and physicians).

Currently we have received 510(k) clearances related to our:

▪
9 panel RDS test and our Rapid ONE dipsticks, with some drugs being approved for two different cut-off levels, (with these approvals, we can offer a variety of combinations to meet customer requirements, both in multiple panel tests and individual Rapid One tests.  In addition, the testing strips contained in the RDS InCup are the same as those testing strips contained within the RDS. Therefore, the RDS InCup can be offered in a variety of combinations to meet customer requirements); and

▪	Rapid TEC product line; and
▪	Rapid Reader; and
▪	Rapid TOX product line; and
▪	Rapid TOX Cup

In October 2007, we filed a 510(k) clearance application for methamphetamines, amphetamines and MDMA (Ecstasy) at a detection level of 500 ng/ml (these drugs currently have active 510(k) clearances but at different detection levels). FDA did not approve this application and we have elected not to re-submit this application. However, these detection levels of methamphetamines, amphetamines and MDMA are available in our 510(k) cleared Rapid TOX Cup

We have not yet submitted our OralStat or Rapid STAT products to FDA for 510(k) clearance. Pending submission for FDA 510(k) clearance, the OralStat and Rapid STAT products are labeled and made available “for forensic use only”, which means for use in legal determinations only; it is not intended or promoted for a health or medical use or purpose. As of the date of this report, no point of collection oral fluid test has received FDA 510(k) marketing clearance.

Furthermore, in order to sell our products in Canada, we must comply with ISO13485, the International Standards Organization's Directive for Quality Systems for Medical Devices (MDD or Medical Device Directive), and in order to sell our products in the European Union, the Company must obtain CE marking for our products (in the European Union, a "CE" mark is affixed to the product for easy identification of quality products). Collectively, these standards are similar to the U.S. Federal Regulations enforced by FDA, and are a reasonable assurance to the customer that our products are manufactured in a consistent manner to help ensure that quality, defect-free goods are produced.  As of the date of this report, we have received approval and the right to bear the CE mark on our Rapid Drug Screen, Rapid ONE, Rapid TEC, Rapid TOX, RDS InCup, OralStat, Rapid STAT, and Rapid TOX Cup products. We received our ISO13485, 2003 compliance certification in August 2006 and in 2007 we received our ISO 9001, 2000 compliance certification. We have also acquired the license to sell our RDS, Rapid ONE and Rapid TOX products in Canada.

The Clinical Laboratory Improvement Amendments (CLIA) of 1988 established quality standards for laboratory testing to ensure the accuracy, reliability and timeliness of patient test results regardless of where the test was performed. As a result, those using CLIA waived tests are not subject to the more stringent and expensive requirements of moderate or high complexity laboratories. In 2007, ABMC filed its initial application for a CLIA waiver for our Rapid Drug Screen, Rapid ONE and Rapid TOX point of collection drug test product lines. The waiver would apply to all 14 drugs that the Company’s tests currently detect, in addition to two different cut-off levels for the Company’s opiate and cocaine tests. CLIA waived tests are recognized by FDA to be so simple to use and so accurate that there is little risk of error. CLIA waived tests are the most widely used tests in the clinical market (hospitals and physicians), and are in-demand for occupational health markets. As of the date of this report, we have not yet received the CLIA waiver for our Rapid Drug Screen and Rapid ONE product lines. However, in August 2008, we received our CLIA waiver from FDA related to our Rapid TOX product line. As of the date of this report, the Rapid TOX is the only ABMC POCT device that has been granted a CLIA waiver from FDA.

Due to the nature of the manufacturing of our point of collection tests and the raw material used, ABMC does not incur any material costs associated with compliance with environmental laws, nor do we experience any material effects of compliance with environmental laws.

Research and Development

Our research and development (“R&D”) efforts are continually focused on enhancing and/or maintaining the performance and reliability of our drug testing strips. During 2008, our R&D team continued to make enhancements to our point of collection drug testing lines. The R&D team also continued the development process on contract manufacturing projects. Our R&D expenditures were $563,000 for the fiscal year ended December 31, 2008, compared to $669,000 for the fiscal year ended December 31, 2007. None of the costs incurred in research and development in either fiscal year ended December 31, 2008 or December 31, 2007 were borne by a customer.

Manufacturing and Employees

Our facility in Kinderhook, New York houses assembly and packaging of our products in addition to the Company’s administration. We continue to primarily outsource the printing of the plastic components used in our products, and we outsource the manufacture of the plastic components used in our products.  We manufacture all of our own individual test strips and we manufacture test strips for unaffiliated third parties at our R&D and bulk manufacturing facility in Logan Township, New Jersey. We contract with a third party for the manufacture of the Rapid Reader product.

As of December 31, 2008, we had approximately 99 employees, of which 97 were full time and 2 were part-time. None of our employees are covered by collective bargaining agreements, and we believe our relations with our employees are good.

ITEM 1A.  RISK FACTORS

We have a history of incurring net losses.

Since the Company’s inception in 1992 through the fiscal transition period ending December 31, 2001, we incurred net losses. We began earning profits in the fiscal year ending December 31, 2002 and continued to be profitable through December 31, 2004. However, in the fiscal year ending December 31, 2005, we incurred a net loss. In the fiscal year ending December 31, 2006, we reported net income of $196,000. We incurred net losses of $990,000 and $850,000 in fiscal years ended December 31, 2007 and 2008, respectively. As of December 31, 2008, we have an accumulated deficit of $15,238,000. We expect to continue to make substantial expenditures for sales and marketing, product development and other business purposes. Our ability to achieve profitability in the future will primarily depend on our ability to increase sales of our products, reduce production and other costs and successfully introduce new products and enhanced versions of our existing products into the marketplace. There can be no assurance that we will be able to increase our revenues at a rate that equals or exceeds expenditures. In the fiscal year ended December 31, 2008, our sales were negatively impacted by the global economic crisis, which affected our results of operations. Our failure to increase sales while maintaining or reducing administrative, research and development and production costs will result in the Company incurring additional losses.

Our products are sold in limited markets and the failure of any one of them to achieve and continue to achieve widespread market acceptance would significantly harm our results of operation.

We offer a number of point of collection tests for drugs of abuse that are sold in limited markets, and we currently derive most of our revenues from sales of our point of collection tests for drugs of abuse. Based upon actual results in 2008 and given current levels of operating expenses, we must achieve approximately $3.7 million in quarterly net sales to attain break-even results of operations. In addition, the markets in which we sell our products are cost competitive. If we are required to lower our prices to our customers, our revenue levels could be negatively impacted which would adversely affect our gross profit margins.  If our products do not achieve and maintain this level of revenue, or maintain certain gross profit margins, our results of operations would be significantly harmed.

Achieving continued market acceptance for our drug tests requires substantial marketing efforts and the expenditure of significant funds to inform potential customers and distributors of the distinctive characteristics, benefits and advantages of our test kits. A number of our products have only recently been introduced in the marketplace (the Rapid STAT and the Rapid TOX Cup were both introduced in 2007). We have no history upon which to base market or customer acceptance of these products. Introduction of these new products has required, and may continue to require, substantial marketing efforts and expenditure of funds.

If we fail to keep up with technological factors or fail to develop our products we may be at a competitive disadvantage.

The point of collection drug testing market is highly competitive. Several companies produce drug tests that compete directly with our drugs of abuse product line, including Varian, Inc., Biosite Diagnostics and Medtox Scientific, Inc. in the urine point of collection testing market and OraSure Technologies, Inc. and Varian, Inc. in the oral fluid point of collection testing market. As new technologies become introduced into the point of collection testing market, we may be required to commit considerable additional effort, time and resources to enhance our current product portfolio or develop new products. Our success will depend upon new products meeting targeted product costs and performance, in addition to timely introduction into the marketplace. We are subject to all of the risks inherent in product development, which could cause material delays in manufacturing.

We rely on third parties for raw materials used in our drugs of abuse products and in our contract manufacturing processes.

We currently have approximately 67 suppliers who provide us with the raw materials necessary to manufacture our point of collection drug testing strips and our point of collection tests for drugs of abuse. For most of our raw materials we have multiple suppliers, but there are a few chemical raw materials for which we only have one supplier.  The loss of one or more of these suppliers, the non-performance of one or more of their materials or the lack of availability of raw materials could suspend our manufacturing process related to our drugs of abuse products. This interruption of the manufacturing process could impair our ability to fill customers’ orders as they are placed, which would put the Company at a competitive disadvantage.

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

We currently have approximately $3.1 million in raw material components for the manufacture of our products at December 31, 2008. The non-chemical raw material components may be retained and used in production indefinitely and the chemical raw materials components have lives in excess of 20 years. In addition to the raw material inventory, we have approximately $2.2 million in manufactured testing strips, or other “work in process” inventory at December 31, 2008. The components for much of this “work in process” inventory have lives of 12-24 months. If sales orders received are not for devices that would utilize the raw material components, or if product developments make the raw materials obsolete, we may be required to dispose of the unused raw materials. In addition, since the components for much of the “work in process” inventory have lives of 12-24 months, if sales orders within the next 12-24 months are not for devices that contain the components of the “work in process” inventory, we may need to discard the unused “work in process” inventory. Beginning in 2004, we established a reserve for obsolete or slow moving inventory. In 2008, we increased this reserve to $308,000. There can be no assurance that this reserve will be adequate for 2009 and/or that it will not have to be increased.

We depend on our R&D team for product development and/or product enhancement.

 Our R&D team performs product development and/or enhancement. There can be no assurance that our R&D team can successfully complete the enhancement of our current products and/or complete the development of new products. Furthermore, the loss of one or more members of our R&D team could result in the interruption or termination of new product development and/or current product enhancement, affecting our ability to provide new or improved products to the marketplace, which would put the Company at a competitive disadvantage.

Our products must be cost competitive and perform to the satisfaction of our customers.

Cost competitiveness and satisfactory product performance are essential for success in the point of collection drug testing market. There can be no assurance that new products we may develop will meet projected price or performance objectives. In fact, price competition is increasing in the point of collection testing markets as additional foreign (i.e. non-U.S. based companies) manufacturers enter the market. Many foreign manufacturers have lower manufacturing costs and therefore can offer their products at a lower price than a U.S. manufacturer. These lower costs include, but are not limited to, costs for labor, materials, regulatory compliance and insurance.

Due to the variety and complexity of the environments in which our customers operate, our products may not operate as expected, unanticipated problems may arise with respect to the technologies incorporated into our test kits or product defects affecting product performance may become apparent after commercial introduction of new test kits we put on the market. In the event that we are required to remedy defects in any of our products after commercial introduction, the costs to the Company could be significant. Any of these issues could result in cancelled orders, delays and increased expenses. In addition, the success of competing products and technologies, pricing pressures or manufacturing difficulties could further reduce our profitability and the price of our securities.

One of our customers accounted for approximately 11.2% of the total net sales of the Company for the fiscal year ended December 31, 2008. Although we have entered into a written purchase agreement with this customer, this customer does not have any minimum purchase obligations and could stop buying our products with 90 days notice. A reduction, delay or cancellation of orders from this customer or the loss of this customer could reduce the Company’s revenues and profits. The Company cannot provide assurance that this customer or any of its current customers will continue to place orders, that orders by existing customers will continue at current or historical levels or that the Company will be able to obtain orders from new customers.

We face significant competition in the drug testing market and potential technological obsolescence.

We face competition from other manufacturers of point of collection tests for drugs of abuse. Manufacturers such as Varian, Inc., Medtox Scientific, Inc., Biosite Diagnostics and OraSure Technologies, Inc. are better known and some have far greater financial resources than ABMC. In addition to these manufacturers, there are a number of smaller privately held companies, as well as foreign manufacturers, that serve as our competitors. The markets for point of collection tests for drugs of abuse are highly competitive. Currently, the pricing of our products is cost competitive, but competing on a cost basis against foreign manufacturers becomes more difficult as costs to produce our products in the United States continue to increase. Furthermore, some of our competitors can devote substantially more resources than we can to business development and they may adopt more aggressive pricing policies. We expect other companies to develop technologies or products that will compete with our products.

Possible inability to hire and retain qualified personnel.

We will need additional skilled sales and marketing, technical and production personnel to grow the business. If we fail to retain our present staff or hire additional qualified personnel our business could suffer.

We depend on key personnel to manage our business effectively.

We are dependent on the expertise and experience of our senior management such as Stan Cipkowski, Chief Executive Officer, Martin Gould, Chief Scientific Officer and Todd Bailey, Vice President, Sales & Marketing for our future success. The loss of Messrs. Cipkowski, Gould and/or Bailey could negatively impact our business and results of operations. We currently maintain key man insurance for Messrs. Cipkowski and Gould. Although we have employment agreements in place with Messrs. Cipkowski and Gould, there can be no assurance that any of our senior management will continue their employment.

Failure to effectively manage growth and expansion could adversely affect our business and operating results.

We may expand our operations in the future. Any failure to manage our growth effectively will result in less efficient operations, which could adversely affect our operating and financial results.

To effectively manage our growth, we must, among other things:

▪	accurately estimate the number of employees we will require and the areas in which they will be required;
▪	upgrade and expand our office infrastructure so that it is appropriate for our level of activity;
▪	manage expansion into additional geographic areas; and
▪	improve and refine our operating and financial systems

We expect to devote considerable resources and management time to improving our operating and financial systems to manage our growth. Failure to accomplish any of these objectives would impede our ability to deliver products and services in a timely fashion, fulfill existing customer orders and attract and retain new customers.  These impediments would have a material adverse effect on our financial condition, results of operations and cash flows.

Any adverse changes in our regulatory framework could negatively impact our business.

 Marketing clearance from FDA is not currently required for the sale of our products in non-clinical markets, but is required in the clinical and over-the-counter (“OTC”) markets. Our point of collection drug tests are 510(k) cleared and have met FDA requirements for professional use (with the exception of the OralStat and Rapid STAT which are not 510(k) cleared and are therefore for forensic use only) and we have been granted a CLIA waiver from FDA related to our Rapid TOX product line. The Workplace and Government/Corrections/Law Enforcement markets are currently our primary markets and if any additional FDA clearance is required to sell in these markets, this additional cost may cause us to raise the price of our products and make it difficult to compete with other point of collection products or laboratory based testing, thereby negatively impacting our revenues. Furthermore, there can be no assurance that if we are required to apply for additional FDA clearances that they will be granted.  If such clearance(s) is/are not granted, we would be unable to sell our products in the Workplace and/or Government/Corrections/Law Enforcement markets, and our revenues would be negatively impacted. Although we are currently unaware of any changes in regulatory standards related to any of our markets, if regulatory standards were to change in the future, there can be no assurance that FDA will grant us the approvals, if and when we apply for them, required to comply with the changes.

We rely on intellectual property rights, and we may not be able to obtain patent or other protection for our technology, products or services.

We rely on a combination of patent, copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary technology, products and services. We also believe that factors such as the technological and creative skills of our personnel, new product developments, product enhancements and name recognition are essential to establishing and maintaining our technology leadership position. Our personnel are bound by non-disclosure agreements. However, in some instances, some courts have not enforced all aspects of such agreements.

We seek to protect our proprietary products under trade secret and copyright laws, which afford only limited protection. We currently have a total of 26 U.S. and foreign patents related to our POCT products. We have additional patent applications pending in the United States, and other countries, related to our POCT products. We have trademark applications pending in the United States. Certain trademarks have been registered in the United States and in other countries. There can be no assurance that the additional patents and/or trademarks will be granted or that, if granted, they will withstand challenge.

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

Potential issuance and exercise of new options and warrants and exercise of outstanding options and warrants, along with the conversion of outstanding Convertible Debentures could adversely affect the value of our securities.

The Board of Directors of the Company has adopted four Non-statutory Stock Option Plans providing for the granting of options to employees, directors, and consultants, however, two of those plans, the Fiscal 1997 Plan and the Fiscal 1998 Plan, have no options available for issuance and there are no options issued and outstanding under either plan. As of December 31, 2008 there were 990,500 options issued and outstanding under the Fiscal 2000 Plan and 2,771,580 options issued and outstanding under the Fiscal 2001 Plan, for a total of 3,762,080 options issued and outstanding as of December 31, 2008. All of these options are fully vested. As of December 31, 2008, there were 9,500 options available for issuance under the Fiscal 2000 Plan and 945,420 options available for issuance under the Fiscal 2001 Plan.

On August 15, 2008, the Company completed an offering of Series A Debentures (the “Offering”) and received gross proceeds of $750,000 in principal amount of Series A Debentures (see Current Report on Form 8-K and amendment on Form 8-K/A-1 filed with the Commission on August 8, 2008 and August 18, 2008 respectively). Holders of the Series A Debentures will have a right of conversion of the principal amount of the Series A Debentures into shares (the “Debenture Conversion Shares”) of the common stock of the Company (“Common Stock”), at a conversion rate of 666.67 shares per $500 in principal amount of the Series A Debentures (representing a conversion price of approximately $0.75 per share). This conversion right can be exercised at any time, commencing the earlier of (a) 120 days after the date of the Series A Debentures, or (b) the effective date of a Registration Statement to be filed by the Company with respect to the Conversion Shares. The Company has the right to redeem any Series A Debentures that have not been surrendered for conversion at a price equal to the Series A Debentures’ face value plus $0.05 per underlying common share, or $525 per $500 in principal amount of the Series A Debentures. The Company can exercise this redemption right at any time within 90 days after any date when the closing price of the Common Stock has equaled or exceeded $2.00 per share for a period of 20 consecutive trading days.

As placement agent, Cantone Research, Inc. (“Cantone”) received a placement agent fee, and was also issued a four year warrant to purchase 30,450 shares of the Company’s common stock at an exercise price of $0.37 per share (the closing price of the Company’s common shares on the Closing Date) and a four year warrant to purchase 44,550 shares of the Company’s common stock at an exercise price of $0.40 per share (the closing price of the Company’s common stock on the Series A Completion Date), (together the “Placement Agent Warrants”). All Warrants issued to Cantone are immediately exercisable upon issuance.

If these Options, Debenture Conversion Shares or Placement Agent Warrants are exercised, the common shares issued will be freely tradable, increasing the total number of common shares issued and outstanding.  If these shares are offered for sale in the public market, the sales could adversely affect the prevailing market price by lowering the bid price of our securities. The exercise of any of these Options, Debenture Conversion Shares or Placement Agent Warrants could also materially impair our ability to raise capital through the future sale of equity securities because issuance of the common shares underlying the Options, Debenture Conversion Shares or Placement Agent Warrants would cause further dilution of our securities. In addition, in the event of any change in the outstanding shares of our common stock by reason of any recapitalization, stock split, reverse stock split, stock dividend, reorganization consolidation, combination or exchange of shares, merger or any other changes in our corporate or capital structure or our common shares, the number and class of shares covered by the Options and/or the Exercise Price of the Options may be adjusted as set forth in their plans.

Substantial resale of restricted securities may depress the market price of our securities.

There are 3,993,155 common shares presently issued and outstanding as of the date hereof that are “restricted securities” as that term is defined under the Securities Act of 1933, as amended, (the “Securities Act”) and in the future may be sold in compliance with Rule 144 of the Securities Act, or pursuant to a Registration Statement filed under the Securities Act. Rule 144 provides that a person holding restricted securities for a period of one year or more may, in any three month period, sell those securities in unsolicited brokerage transactions or in transactions with a market maker, in an amount equal to the greater of one percent of our outstanding common shares or the average weekly trading volume for the prior four weeks. Sales of unrestricted shares by affiliates of the Company are also subject to the same limitation upon the number of shares that may be sold in any three-month period. Investors should be aware that sales under Rule 144 or 144(k), or pursuant to a registration statement filed under the Act, may depress the market price of our securities in any market that may develop for such shares.

We believe we will need additional funding for our existing and future operations.

Our financial statements for the fiscal year ended December 31, 2008 have been prepared assuming we will continue as a going concern. We do not believe, based on certain assumptions, including our expectation that the overall global economic crisis will continue to have a negative impact on our business in 2009, that our current cash balances, and cash generated from future operations will be sufficient to fund operations for the next twelve months. Future events, including the problems, delays, expenses and difficulties which may be encountered in establishing and maintaining a substantial market for our products, could make cash on hand insufficient to fund operations. If cash generated from operations is insufficient to satisfy our working capital and capital expenditure requirements, we may be required to sell additional equity or debt securities or obtain additional credit facilities.  There can be no assurance that such financing will be available or that we will be able to complete financing on satisfactory terms, if at all. Any such equity financing may result in further dilution to existing shareholders.

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

Our securities are listed on the NASDAQ Capital Market. The NASDAQ Stock Market (“NASDAQ”) Marketplace Rules impose requirements for companies listed on the NASDAQ Capital Market to maintain their listing status, including but not limited to minimum common share bid price of $1.00, and  $2,500,000 in shareholders' equity or $500,000 in net income in the last fiscal year. As of the date of this report and for the past twelve months our common shares are trading and have traded below the minimum bid requirement. In October 2008, NASDAQ advised us that, because of the extraordinary market conditions, NASDAQ was suspending enforcement of the bid price and market value requirements through January 16, 2009. In December 2008, NASDAQ further extended this suspension until April 20, 2009, and again on March 24, 2009, NASDAQ notified us that they were further extending this suspension until July 20, 2009. Although these suspensions have provided us more time to regain compliance with the minimum bid price requirement, there can be no assurance that these suspensions will in fact enable us to regain compliance. Our continued failure to regain compliance with NASDAQ listing requirements will more than likely result in delisting of our securities.

Delisting could reduce the ability of investors to purchase or sell our securities as quickly and as inexpensively as they have done historically and could subject transactions in our securities to the penny stock rules. Furthermore, failure to obtain listing on another market or exchange may make it more difficult for traders to sell our securities. Broker-dealers may be less willing or able to sell or make a market in our securities because of the penny stock disclosure rules. Not maintaining a listing on a major stock market may result in a decrease in the trading price of our securities due to a decrease in liquidity and less interest by institutions and individuals in investing in our securities. Delisting from NASDAQ could also make it more difficult for us to raise capital in the future.

We may incur additional significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, in our fiscal year ended December 31, 2007, management was required to perform system and process evaluation and testing of the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Commencing in our fiscal year ended December 31, 2009, our independent registered public accounting firm will report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act.

Our testing, or the subsequent testing by our independent registered public accounting firm may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. As a result, our compliance with Section 404 may require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge to ensure compliance with these regulations.

Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we, or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our common shares could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

As of the date of this report, we are not in compliance with certain financial covenants required by our primary financial institution, First Niagara Financial Group (“FNFG”), and such non-compliance could cause FNFG to accelerate our loans.

We currently have a line of credit, a real estate mortgage and a term note (“Credit Facilities”) with FNFG (See Note D and Note E). On February 4, 2009, we received a letter from FNFG notifying the Company that an event of default had occurred under our Letter Agreement and other documents (the “Loan Documents”), related to the Credit Facilities; more specifically, we failed to comply with the maximum monthly net loss covenant set forth in the Letter Agreement.  Pursuant to the terms of the Loan Documents, all obligations of the Company to FNFG under the Loan Documents can be declared by FNFG to be immediately due and payable. The principal amount totals $1,636,635.97, plus interest and other charges through February 4, 2009 (collectively, the “Debt”).

The February 4, 2009 notice also stated that, as an accommodation to the Company, FNFG decided not to immediately accelerate the Debt, and that they expected the Company to enter into a Forbearance Agreement with FNFG memorializing measures and conditions required by FNFG. FNFG also notified the Company that they were reducing the commitment on our line of credit to $650,000 (previously the line of credit commitment was $750,000), and placing a hold on one of our accounts held at FNFG, which had a balance of $108,000 as of February 4, 2009.

On March 12, 2009, we entered into a Forbearance Agreement (the “Agreement”) with FNFG. The Agreement addresses the Company’s non-compliance with the maximum monthly net loss and the minimum debt service coverage ratio covenants (“Existing Defaults”) under the Loan Documents related to extensions of credit made by FNFG to the Company; more specifically the Company’s line of credit, term note and real estate mortgage (the “Debt”) with FNFG. Under the terms of the Agreement, FNFG will forbear from exercising its rights and remedies arising under the Loan Documents from the Existing Defaults. The Agreement is in effect until (i) June 1, 2009; or (ii) the date on which FNFG elects to terminate the Agreement upon the occurrence of an event of default under the Agreement or under the Loan Documents (other than an Existing Default); or (iii) the date on which any subsequent amendment to the Agreement becomes effective (the “Forbearance Period”).

Under the Agreement, during the Forbearance Period: FNFG will waive any further default relating to the maximum monthly net loss covenant and minimum debt service coverage ratio provided the Company shows a net loss no greater than $300,000 for the quarter ending March 31, 2009, and on or before May 1, 2009, the Company must produce to FNFG a legally binding and executed commitment letter from a bona-fide third party lender setting forth the terms of a full refinancing of the Debt to close on or before June 1, 2009.

During the Forbearance Period, FNFG will continue to place a hold on one of our accounts, but will release up to $5,000 per month from the account to be used for the purpose of paying a financial advisory firm engaged by the Company to find and evaluate alternative funding sources; the financial advisory firm was referred to the Company by FNFG.

The maximum available under the line of credit during the Forbearance Period will be the lesser of $650,000, or the Net Borrowing Capacity. Net Borrowing Capacity is defined as Gross Borrowing Capacity less the Inventory Value Cap. Gross Borrowing Capacity is defined as (i) the sum of 80% of eligible accounts receivable, (ii) 20% of raw material inventory and (iii) 40% of finished goods inventory. Inventory Value Cap is defined as the lesser of $400,000, or the combined value of items (ii) and (iii) of Gross Borrowing Capacity. Since September 2008, the Company’s Net Borrowing Capacity has declined from $1,195,000 to $795,000 as of the date of this report.

During the Forbearance Period, interest shall accrue on the line of credit at the rate of prime plus 4%, an increase from prime plus 1%. Interest accruing on the real estate mortgage during the Forbearance Period shall remain unchanged at the fixed rate of 7.5% and interest on the term note shall remain unchanged at the fixed rate of 7.17%. In the event of default under the Agreement, interest under the line of credit shall increase to the greater of prime plus 6% or 10%. The line of credit shall terminate on June 1, 2009.

If we are unable to maintain compliance with any of the conditions during the Forbearance Period, or if we are unable to secure a full refinancing of the Debt on or before June 1, 2009, FNFG will have the right to accelerate the Debt, however, the Company could request an extension of the Forbearance Period. If FNFG did not agree to an extension of the Forbearance Period and were to exercise its right to accelerate the Debt, the Company does not have the funds available to pay the Debt and FNFG may enforce their rights and remedies available under the Loan Documents, including but not limited to foreclosure of its liens on the Company’s assets.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We purchased our property in Kinderhook, New York in November 2001. The property consists of a 30,000 square foot facility with approximately 22 surrounding acres. Our Kinderhook facility houses administration, customer service, inside sales, assembly and packaging and shipping. In November 2006, we refinanced mortgages/loans and obtained a new loan through FNFG in the amount of $750,000. The balance on this mortgage at fiscal year ended December 31, 2008 was $739,000.

We lease 14,400 square feet of space in Logan Township, New Jersey that houses our bulk strip manufacturing and research and development. The total minimum monthly lease cost is $7,100.

ITEM 3. LEGAL PROCEEDINGS

Our NASDAQ listing

On November 12, 2007, we received a notice from NASDAQ informing us that for the last 30 consecutive business days, the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion under NASDAQ Marketplace Rule 4310(c)(4). The letter stated that under NASDAQ Marketplace Rule 4310(c)(8)(D), we would be provided with 180 calendar days, or until May 12, 2008, to regain compliance with NASDAQ Marketplace Rule 4310(c)(4). To regain compliance, anytime before May 12, 2008, the closing bid price of our common stock had to be $1.00 per share or more for a minimum of 10 consecutive business days.

On May 13, 2008, we received a notice from NASDAQ informing us that pursuant to NASDAQ’s previous communication of November 12, 2007, we had not regained compliance with NASDAQ Marketplace Rule 4310(c)(4) related to the minimum closing bid price of our common stock by May 12, 2008. The notice stated that because we met all initial inclusion criteria for the NASDAQ Capital Market set forth in NASDAQ Marketplace Rule 4310(c) (except for the bid price) on May 12, 2008, in accordance with NASDAQ Marketplace Rule 4310(c)(8)(D), we would be provided an additional 180 calendar day compliance period, or until November 10, 2008 to regain compliance. To regain compliance, anytime before November 10, 2008, the bid price of our common stock had to close at $1.00 per share or more for a minimum of 10 consecutive business days.

On October 30, 2008, we received a letter dated October 16, 2008 from NASDAQ stating that, given the extraordinary market conditions, NASDAQ has decided to suspend enforcement of the bid price and market value of publicly held shares requirements through January 16, 2009. On October 16, 2008, NASDAQ filed an immediately effective rule change with the U.S. Securities and Exchange Commission (“SEC”) to implement the suspension. On December 22, 2008, we received notice from NASDAQ stating that, given the continued extraordinary market conditions, NASDAQ was extending the suspension of the bid price and market value of publicly held shares requirements through April 20, 2009. On March 24, 2009, we received a notice from NASDAQ that they were further extending the suspension of the bid price and market value of publicly held shares requirements. According to this new notice from NASADAQ, enforcement of these rules is scheduled to resume on July 20, 2009. Any company in the compliance process for a bid price or market value of publicly held shares concern will continue to be "frozen" at the same stage of the process until the end of the suspension. During the suspension period, companies can regain compliance and could still be delisted for other reasons.  Prior to the resumption of these rules, NASDAQ will contact us to inform us of the number of calendar days remaining in our compliance period and the specific date by which we need to regain compliance. The NASDAQ notices have no effect on the listing of ABMC’s common stock on NASDAQ as of the date of this report, and our common shares continue to trade at levels below the compliance threshold as of the date of this report.

Other Matters

We have been named in legal proceedings in connection with matters that arose during the normal course of business, and that in our opinion are not material.  While the ultimate result of any litigation cannot be predicted, it is management’s opinion based upon consultation with counsel, that it has adequately provided for losses that may be incurred related to these claims.  If we are unsuccessful in defending any or all of these claims, resulting financial losses could occur and such losses could have an adverse effect on our financial position, results of operations and cash flows. We are unaware of any proceedings being contemplated by governmental authorities as of the date of this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares trade on the National Association of Securities Dealers Automated Quotation System Capital Market (NASDAQ Capital Market) under the symbol ABMC.

The following table sets forth the high and low sale prices of our securities as reported by the NASDAQ Capital Market for the periods indicated.

Common Shares

Fiscal year ending December 31, 2008	High	Low

Quarter ending December 31, 2008	$0.54	$0.08
Quarter ending September 30, 2008	$0.95	$0.32
Quarter ending June 30, 2008	$0.98	$0.33
Quarter ending March 31, 2008	$0.98	$0.46

Fiscal year ending December 31, 2007	High	Low

Quarter ending December 31, 2007	$1.00	$0.36
Quarter ending September 30, 2007	$1.43	$0.94
Quarter ending June 30, 2007	$1.31	$0.90
Quarter ending March 31, 2007	$1.33	$0.89

Holders

As of March 27, 2009, there were approximately 4,000 holders of our securities. As of March 27, 2009, there were outstanding 21,744,768 common shares.

Dividends

We have not declared any dividends on our common shares and do not expect to do so in the foreseeable future. Future earnings, if any, will be retained for use in our business.

Securities authorized for issuance under equity compensation plans previously approved by security holders

We have two Non-statutory Stock Option Plans in place (the Fiscal 2000 Plan and the Fiscal 2001 Plan) that have been adopted by our Board of Directors and subsequently approved by our shareholders. The Plans provide for the granting of options to employees, directors, and consultants.

Securities authorized for issuance under equity compensation plans not previously approved by security holders

As part of their compensation as the placement agent in our August 2008 Series A Convertible Debenture Offering, Cantone Research, Inc. (“Cantone”) was issued a four year warrant to purchase 30,450 shares of the Company’s common stock at an exercise price of $0.37 per share, and a four year warrant to purchase 44,550 shares of the Company’s common stock at an exercise price of $0.40 per share. All warrants issued to Cantone were immediately exercisable upon issuance.

The following table summarizes this information as of December 31, 2008, with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by security holders	3,762,080	$1.34	954,920
Equity Compensation Plans not approved by security holders	75,000	$0.39	NA

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which we believe is relevant to an assessment and understanding of our financial condition and results of operations. The discussion should be read in conjunction with the Financial Statements contained herein and the notes thereto. Certain statements contained in this Annual Report on Form 10-K, including, without limitation, statements containing the words “believes”, “anticipates”, “estimates”, “expects”, “intends”, “projects”, and words of similar import, are forward looking as that term is defined by the Private Securities Litigation Reform Act of 1995, or 1995 Act, and releases issued by the SEC. These statements are being made pursuant to the provisions of the 1995 Act and with the intention of obtaining the benefits of the "Safe Harbor" provisions of the 1995 Act. We caution that any forward looking statements made herein are not guarantees of future performance and that actual results may differ materially from those in such forward looking statements as a result of various factors, including, but not limited to, any risks detailed herein, including the “Risk Factors” section contained in Item 1A of this Form 10-K, or detailed in our most recent reports on Form 10-Q and Form 8-K and from time to time in our other filings with the SEC and amendments thereto. We are not undertaking any obligation to update publicly any forward-looking statements. Readers should not place undue reliance on these forward-looking statements.

Overview and Plan of Operations

During the year ended December 31, 2008 (“2008”), we sustained a net loss of $850,000 from net sales of $12,657,000, and had net cash used in operating activities of $303,000. During the year ended December 31, 2007 (“2007”), the Company sustained a net loss of $990,000 from net sales of $13,872,000, and had net cash used in operating activities of $605,000.

During the twelve months ended December 31, 2008, we continued our program to market and distribute our urine and oral fluid point of collection drug tests. In 2008, we also received 510(k) clearance for our Rapid TOX Cup product line, and we were granted a CLIA waiver related to our Rapid TOX product line. Both of these products were developed to provide our customers with more cost effective testing options while maintaining the level of quality to which our customers have become accustomed. We expect these marketing clearances to open up new markets for us. In addition, we anticipate that the CLIA waiver will have a positive impact on sales to our lab partner.

During 2008, we took steps to improve our financial position. Beginning in April 2008, we implemented a number of cost cutting initiatives including, but not limited to, reducing the number of employees in our selling and marketing, research and development and general and administrative departments. We also continue to take steps to reduce manufacturing costs related to our products to increase our gross margin. Unfortunately, in the fourth quarter of 2008, the global economic crisis began to have a more negative impact on our sales and we began to see a more substantial decline. Therefore, while results from operations have improved when comparing 2008 to 2007, the improvement is less than what was expected.

ABMC’s sales strategy continues to be a focus on direct sales, while identifying new contract manufacturing operations and pursuing new national accounts. Simultaneously with these efforts, we continue to focus on the development of new products to address market trends and needs. During 2008, we continued to market and distribute our urine and oral fluid based point of collection tests for drugs of abuse, our Rapid Reader® drug screen result and data management system, and performed contract manufacturing services for unaffiliated third parties.

The Company’s continued existence is dependent upon several factors, including our ability to raise revenue levels and reduce costs to generate positive cash flows, and to sell additional shares of our common stock to fund operations and/or obtain additional credit facilities, if and when necessary.

Critical Accounting Policies and Estimates

ABMC’s discussion and analysis of its financial condition and results of operations are based upon ABMC’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Note A to our financial statements, describes the significant accounting policies and methods used in the preparation of our financial statements.

Use of Estimates: The preparation of these financial statements requires ABMC to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, ABMC evaluates its estimates, including those related to product returns, bad debts, inventories, income taxes, warranty obligations, contingencies and litigation. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue & Returns:  ABMC records estimated reductions to revenue for customer returns and allowances based on historical experience. If market conditions were to decline, actions may be taken to increase customer incentive offerings possibly resulting in an incremental reduction of gross margins. Revenue is recognized upon shipment to customers.

Accounts Receivable & Allowance for Doubtful Accounts: ABMC maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of ABMC’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory: ABMC will write down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Valuation Allowance: ABMC records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

Results of operations for the twelve months ended December 31, 2008, compared to the twelve months ended December 31, 2007

Net Sales:  Net sales decreased 8.8% in 2008 compared to net sales in 2007. We experienced declines in our Government/Corrections/Law Enforcement market throughout 2008 as a result of general economic conditions and price pressure from foreign competitors. Our Corporate/Workplace market was also negatively impacted by the global economic crisis in 2008. Beginning in the third quarter of 2008, sales in our national account division, which primarily sells in the Corporate/Workplace market, declined as the downturn of the economy negatively impacted new and existing employment levels; historically we have seen year over year growth in this division. These decreases in Corporate/Workplace and Government/Corrections/Law Enforcement markets were offset by an increase in sales in the International market, primarily through increased sales in Latin America, and an increase in contract manufacturing sales. We expect to continue to see declines in Corporate/Workplace market as a result of declines in the employment levels of our customers, and increased price pressure in the Government/Corrections/Law Enforcement market, until such time that the economy begins to recover; we expect that we will continue to experience declines in net sales. We will continue to focus our sales efforts on national accounts, direct sales and contract manufacturing, while striving to reduce manufacturing costs, which could enable us to be more cost competitive.

Cost of goods sold: Cost of goods sold was relatively unchanged year over year; in 2008, cost of goods sold was 58.4% of net sales, and in 2007 cost of goods sold was 58.7% of net sales. When comparing cost of goods sold in 2008 to cost of goods sold in 2007, until the fourth quarter of 2008 we were able to improve cost of goods sold as a percentage of sales through manufacturing efficiencies as a result of automation, even with increased costs in raw materials required to manufacture our products. In the fourth quarter of 2008, the unanticipated sharp decline in sales due to the downturn of the economy negatively impacted our cost of goods sold; more specifically, our labor and overhead costs and raw material expenditures were not in line with the level of sales achieved in the fourth quarter. Subsequent to the fourth quarter, we reduced manufacturing labor and overhead costs and raw material expenditures in efforts to improve cost of goods sold going forward in 2009, anticipating that sales will continue to decline until the economy begins to recover.

Affecting cost of goods sold in 2007 were disposals of certain inventory components manufactured during the introduction of the new Rapid TOX product in the fourth quarter of fiscal year ended December 31, 2005, inventory disposals of expired products, and disposals of components as a result of product improvements. In the fourth quarter of 2008, we increased our reserve for slow moving and obsolete inventory from $250,000 to $308,000 and we believe this increased reserve is currently adequate.

Operating Expenses: Operating expenses for 2008 decreased 10.6% when compared to operating expenses in 2007. Operating expenses as a percentage of sales also improved to 46.5% of net sales in 2008, compared to 47.5% of net sales in 2007. Decreases in cost associated with our CLIA waiver application as well as the implementation of cost cutting initiatives implemented in research and development, selling and marketing, and general and administrative resulted in expense reductions in all three divisions. The reductions were partially offset by certain increases provided in the following detail:

Research and development (“R&D”)

R&D expenses for 2008 decreased 15.8% when compared to R&D expenses in 2007. Savings in salaries and benefits, consulting fees, FDA compliance costs, supplies, travel, phone, patent/license fees and depreciation were minimally offset by increases in facilities costs. This reduction in expenses is primarily a result of personnel reductions made in the first half of 2008 as part of our cost cutting initiatives. In addition, in June 2008, our Vice President of Product Development retired. The former vice president received a payment of $35,000, equal to half his annual salary of $70,000. We paid this in 3 equal monthly installments of approximately $11,666 each beginning July 31, 2008, with the last payment being made on September 30, 2008. We do not expect to fill this position in the future.  Throughout 2008, our R&D department continued to focus their efforts on the enhancement of our current products and exploration of contract manufacturing opportunities.

Selling and marketing

Selling and marketing expenses for 2008 decreased 11.1% when compared to selling and marketing expenses in 2007. Reductions in sales salaries and commissions, travel expense, trade show related expenses, consulting fees and depreciation were partially offset by increases in postage, advertising expense, royalty expense, marketing salaries and miscellaneous expenses. As with R&D, the expense reductions in selling and marketing are as a result of our cost cutting initiatives that began in the first half of 2008. The increase in miscellaneous expense is attributed to a settlement of a claim related to a product return.  Throughout 2008, we promoted our products through selected advertising, participation at high profile trade shows and other marketing activities. Our direct sales force continued to focus their selling efforts in our targets markets, which include but are not limited to, Corporate/Workplace, and Government/Corrections/Law Enforcement. In addition, beginning in the fourth quarter of 2008, our direct sales force began to focus more efforts on the Clinical/Physician/Hospital market, as a result of our receipt of a CLIA waiver related to our Rapid TOX product line.

 General and administrative (“G&A”)

G&A expenses for 2008 decreased 8.9% when compared to G&A expenses in 2007. G&A was also positively impacted by our cost cutting initiatives. Decreases in investor relations expense, insurance costs, consulting fees, licenses and permits, outside service fees and repairs and maintenance were partially offset by increases in quality assurance salaries and supplies, general and administrative salaries and benefits, legal fees, miscellaneous expense, bad debts and bank service fees.  The increase in miscellaneous expense stems from establishing a reserve against a long term receivable. In addition, the costs associated with our CLIA waiver application for our Rapid TOX product line were only $13,000 in 2008, compared to $236,000 in 2007. 2007 also included non-cash compensation of $26,000 related to the amortization of expense of options issued to two employees in 2006, our former Chief Financial Officer and our former Vice President of Product Development; this expense did not occur in 2008.

In 2008, we implemented a number of cost cutting initiatives and we believe that our current infrastructure is sufficient to support our business. However, additional investments in research and development, selling and marketing and general and administrative may be necessary to develop new products in the future and enhance our current products to meet the changing needs of the point of collection testing market, to grow our contract manufacturing operations, to promote our products in our markets and to institute changes that may be necessary to comply with various new public company reporting requirements including but not limited to requirements related to internal controls over financial reporting.

Other income and expense:  Other expense incurred during 2008 consisted of losses on disposals of assets and penalties accrued on a sales tax liability. This was offset by other income earned attributable to a grant received in 2002, 2003 and 2005. The Company received the original grant from the Columbia Economic Development Corporation in three parts totaling $100,000. The final installment of $25,000 was received in the first quarter of 2005. The grant is convertible to a loan based upon a percentage of the grant declining from 90% of the grant amount in 2003 to 0% in 2012. The grant is convertible to a loan only if the employment levels in the Kinderhook facility drop below 45 employees at any time during the year.  The employment levels in the Kinderhook facility were 61 and 81 at December 31, 2008 and December 31, 2007, respectively. The amount of other income earned on this grant was $10,000 in 2008 and 2007.

In 2008 and 2007, we incurred interest expense related to our loans and lines of credit with FNFG.  In 2008 and 2007, we earned interest on our cash accounts.

Results of operations for the twelve months ended December 31, 2007, compared to the twelve months ended December 31, 2006 (“2006”)

Net Sales:  Net sales increased less than 1% in 2007 compared to net sales in 2006. The slight increase is attributed to increases in our Corporate/Workplace market (through increases in national account sales) and International markets, which were offset by decreases in the Government/Corrections/Law Enforcement market and contract manufacturing. The decrease in the Government/Corrections/Law Enforcement markets is a result of price pressures in the market due to competition with foreign manufacturers. The decrease in contract manufacturing sales is primarily a result of timing of the receipt of orders from one of our contract manufacturing customers.

Cost of goods sold:  The increase in cost of goods sold in 2007 from 2006 was primarily as a result of increased costs in overhead and labor, stemming from the greater diversity and complexity of new products as well as increases in some material costs. Also affecting cost of goods sold in 2007 are disposals of certain inventory components manufactured during the introduction of our Rapid TOX product, inventory disposals of expired product and disposals of components as a result of product enhancements.

Operating expenses:  Operating expenses remained relatively unchanged in 2007 when compared to operating expenses in 2006. Increases in research and development and general and administrative were offset by a decrease in selling and marketing expenses.

Research and Development

R&D expenses increased in 2007 when compared to 2006. The increase in R&D expense was due to increases in salaries and facilities costs, which were partially offset by savings in consulting fees, and compliance costs.  In 2006, we received a non-refundable fee of $25,000 from a customer for a development plan that was included as a reduction in expense in R&D in 2006; this did not recur in 2007.

Selling and marketing

Selling and marketing decreased in 2007 when compared to 2006. This reduction is primarily a result of savings in salary and royalty expense, which was offset by increases in commission expense, advertising and trade show expense.

General and Administrative

G&A expense increased in 2007 when compared to 2006. Increased regulatory costs associated with our CLIA waiver application, along with increases in investor relations expense and salaries, were offset by decreases in outside service and communication costs. Non-cash compensation of $26,000 in 2007 and $37,000 in 2006 stems from the amortization of expense of options issued to two employees in 2006, our former Chief Financial Officer and our former Vice President of Product Development.

Other income and expense:  Other income earned in 2007 and 2006 was attributable to a grant received in 2002, 2003 and 2005.  The Company received the original grant from the Columbia Economic Development Corporation in three parts totaling $100,000.  The final installment of $25,000 was received in the first quarter of 2005.  The grant is convertible to a loan based upon a percentage of the grant declining from 90% of the grant amount in 2003 to 0% in 2012.  The grant is convertible to a loan only if the employment levels in the Kinderhook facility drop below 45 employees at any time during the year.  The employment levels in the Kinderhook facility were 81 and 87 at December 31, 2007 and December 31, 2006, respectively. Other income was offset by losses on disposals of assets in 2007.

In 2007 and 2006, we incurred interest expense related to our loans and lines of credit with FNFG.  In 2007 and 2006, we earned minimal interest on our cash accounts.

LIQUIDITY AND CAPITAL RESOURCES AS OF DECEMBER 31, 2008

The Company’s cash requirements depend on numerous factors, including product development activities, penetration of the direct sales market, market acceptance of our new products, and effective management of inventory levels in response to sales forecasts. We expect to devote capital resources to continue product development and research and development activities. We will examine other growth opportunities including strategic alliances and expect such activities will be funded from existing cash and cash equivalents, issuance of additional equity or additional borrowings, subject to market and other conditions. The Company’s financial statements for the fiscal year ended December 31, 2008 have been prepared assuming we will continue as a going concern. As of the date of this report, we do not believe that our current cash balances, together with cash generated from future operations and amounts available under our credit facilities will be sufficient to fund operations for the next twelve months. If cash generated from operations is not sufficient to satisfy our working capital and capital expenditure requirements, we will be required to sell additional equity or obtain additional credit facilities. There is no assurance that such financing will be available or that we will be able to complete financing on satisfactory terms, if at all.

The Company has a line of credit, a real estate mortgage and a term note (“Credit Facilities”) with FNFG.

Line of Credit

As disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on August 8, 2008, effective August 1, 2008, we entered into an amendment with FNFG related to the original Loan Documents (the “Amendment”). The Amendment combined two lines of credit already in place with FNFG into one line of credit (the “Line of Credit”) along with amending certain terms related to the combined Line of Credit. Pursuant to the Amendment, we are required to maintain certain financial covenants; our monthly net loss must not exceed $75,000 during any month and, while any loans or commitments are outstanding and due FNFG, we must maintain a minimum debt service coverage ratio of 1.10x, to be measured at December 31, 2008. The minimum debt service coverage ratio is defined as net income plus interest expense plus depreciation plus expense related to the amortization of derivative securities divided by required principal payments over the preceding twelve months plus interest expense. There is no requirement for annual repayment of all principal on this Line of Credit; it is payable on demand. The purpose of this Line of Credit is to provide working capital. The amount outstanding on the Line of Credit was $431,000 at December 31, 2008. At December 31, 2007, the Line of Credit was two separate lines of credit and the amount outstanding was $690,000 under one line and $33,000 under the other line, totaling $723,000.

Real Estate Mortgage

We have a real estate mortgage on our facility in Kinderhook, New York through FNFG. It has a term of 10 years with a 20 year amortization. The interest rate is fixed at 7.5% for the first 5 years and beginning with year 6 through the end of the loan term, the rate changes to 2% above the Federal Home Loan Bank of New York 5 year term, 15 year Amortization Advances Rate. Our monthly payment is $6,293 and payments commenced on January 1, 2007, with the final payment being due on December 1, 2016. The loan is collateralized by our facility in Kinderhook, New York and its personal property.  The amount outstanding on this mortgage was $739,000 and $758,000 at December 31, 2008 and December 31, 2007, respectively.

Term Note

We also have a Term Note with FNFG in the amount of $539,000 (the “Note”). The term of the Note is 5 years with a fixed interest rate of 7.17%. Our monthly payment is $10,714 and payments commenced on February 1, 2007, with the final payment being due on January 23, 2012. We have the option of prepaying the Note in full or in part at any time during the term without penalty. The loan is secured by certain assets now owned or hereafter acquired. The proceeds received were used for the purchase of manufacturing automation equipment. The amount outstanding on this Note was $356,000 and $455,000 at December 31, 2008 and December 31, 2007, respectively.

Forbearance

On February 4, 2009, we were notified by FNFG, that we were in default under the Loan Documents with FNFG related to the Credit Facilities; specifically that we failed to comply with the maximum monthly net loss covenant. As a result of the default, FNFG had the right to immediately accelerate the principal amount due under our Credit Facilities, which was $1,636,635.97 as of the date of the notice, however, FNFG decided not to immediately accelerate as they expected the Company to enter into a Forbearance Agreement memorializing certain measures and conditions.

On March 12, 2009, we entered into a Forbearance Agreement (the “Agreement”) with FNFG. The Agreement addresses the Company’s non-compliance with the maximum monthly net loss and the minimum debt service coverage ratio covenants (“Existing Defaults”) under the Loan Documents related to extensions of credit made by FNFG to the Company; more specifically the Company’s line of credit, term note and real estate mortgage (the “Debt”) with FNFG. Under the terms of the Agreement, FNFG will forbear from exercising its rights and remedies arising under the Loan Documents from the Existing Defaults. The Agreement is in effect until (i) June 1, 2009; or (ii) the date on which FNFG elects to terminate the Agreement upon the occurrence of an event of default under the Agreement or the Loan Documents (other than an Existing Default); or (iii) the date on which any subsequent amendment to the Agreement becomes effective (the “Forbearance Period”).

Under the Agreement, during the Forbearance Period: FNFG will waive any further default relating to the maximum monthly net loss covenant and minimum debt service coverage ratio provided the Company shows a net loss no greater than $300,000 for the quarter ending March 31, 2009, and on or before May 1, 2009, the Company must produce to FNFG a legally binding and executed commitment letter from a bona-fide third party lender setting forth the terms of a full refinancing of the Debt to close on or before June 1, 2009.

During the Forbearance Period, FNFG will continue to place a hold on one of our accounts (with a balance of $108,000), but will release up to $5,000 per month from the account to be used for the purpose of paying a financial advisory firm engaged by the Company to find and evaluate alternative funding sources; the financial advisory firm was referred to the Company by FNFG.

The maximum available under the line of credit during the Forbearance Period will be the lesser of $650,000, or the Net Borrowing Capacity. Net Borrowing Capacity is defined as Gross Borrowing Capacity less the Inventory Value Cap. Gross Borrowing Capacity is defined as the sum of (i) 80% of eligible accounts receivable, (ii) 20% of raw material inventory and (iii) 40% of finished goods inventory. Inventory Value Cap is defined as the lesser of $400,000, or the combined value of items (ii) and (iii) of Gross Borrowing Capacity. Since September 2008, the Company’s Net Borrowing Capacity has declined from $1,195,000 to $795,000 as of the date of this report.

During the Forbearance Period, interest shall accrue on the line of credit at the rate of prime plus 4%, an increase from prime plus 1%. Interest accruing on the real estate mortgage during the Forbearance Period shall remain unchanged at the fixed rate of 7.5% and interest on the term note shall remain unchanged at the fixed rate of 7.17%. In the event of default under the Agreement, interest under the line of credit shall increase to the greater of prime plus 6% or 10%. The line of credit shall terminate on June 1, 2009.

Working Capital

The Company’s working capital decreased $887,000 at December 31, 2008, when compared to working capital at December 31, 2007. This decrease in working capital is primarily a result of the reclassification of long-term bank debt with FNFG to short-term, as a result of the Company’s default under the Loan Documents related to our Credit Facilities and the subsequent Forbearance Agreement.

We have historically satisfied net working capital requirements through cash from operations, bank debt, occasional proceeds from the exercise of stock options and warrants (approximately $623,000 since 2002) and through the private placement of equity securities ($3,299,000 in gross proceeds since August 2001, with net proceeds of $2,963,000 after placement, legal, transfer agent, accounting and filing fees).

Cash Flows

The net loss in 2008, together with increases in inventory and decreases in wages payable offset by decreases in accounts receivable and prepaid expenses and increases in other non-current assets, accrued expenses, accounts payable and other long-term liabilities, resulted in cash used in operations of $303,000 in 2008.  The primary use of cash in 2008 was funding of operations. We have never paid any dividends on our common shares and we anticipate that all future earnings, if any, will be retained for use in our business.

Net cash used in investing activities in both 2008 and 2007 was for investment in property, plant and equipment. Included in 2007 was $706,000 representing the cost of automation equipment.

Net cash provided by financing activities in 2008 consisted of proceeds from our Series A Debenture financing and line of credit, which was offset by line of credit payments, debt issuance costs and payments on outstanding debt.  Net cash provided by financing activities in 2007 consisted of proceeds from the exercise of stock options, proceeds from our line of credit and proceeds from a 5-year term note, which was offset by debt and line of credit payments.

At December 31, 2008 and December 31, 2007, we had cash and cash equivalents of $201,000 and $336,000 respectively.

Debenture Financing

The Company completed an offering of Series A Debentures in August 2008 and received gross proceeds of $750,000 in principal amount of Series A Debentures (see Current Report on Form 8-K and amendment on Form 8-K/A-1 filed with the Commission on August 8, 2008 and August 18, 2008 respectively). The net proceeds of the offering of Series A Debentures were $631,000 after $54,000 of placement agent fees and expenses, legal and accounting fees of $63,000 and $2,000 of state filing fees. The securities issued in this transaction were sold pursuant to the exemption from registration afforded by Rule 506 under Regulation D ("Regulation D") as promulgated by the Commission under the Securities Act of 1933, as amended (the "1933 Act"), and/or Section 4(2) of the 1933 Act.

The Series A Debentures accrue interest at a rate of 10% per annum (payable by the Company semi-annually) and mature on August 1, 2012. The payment of principal and interest on the Series A Debentures is subordinate and junior in right of payment to all Senior Obligations, as defined under the Series A Debentures. Holders of the Series A Debentures will have a right of conversion of the principal amount of the Series A Debentures into shares (the “Conversion Shares”) of the common stock of the Company (“Common Stock”), at a conversion rate of 666.67 shares per $500 in principal amount of the Series A Debentures (representing a conversion price of approximately $0.75 per share). This conversion right can be exercised at any time, commencing the earlier of (a) 120 days after the date of the Series A Debentures, or (b) the effective date of a Registration Statement to be filed by the Company with respect to the Conversion Shares. The Company has the right to redeem any Series A Debentures that have not been surrendered for conversion at a price equal to the Series A Debentures’ face value plus $0.05 per underlying common share, or $525 per $500 in principal amount of the Series A Debentures, representing an aggregate conversion price of $787,500. This redemption right can be exercised by the Company at any time within 90 days after any date when the closing price of the Common Stock has equaled or exceeded $2.00 per share for a period of 20 consecutive trading days.

As placement agent Cantone Research, Inc. (“CRI”) received a Placement Agent fee of $52,500, or 7% of the gross principal amount of Series A Debentures sold. In addition, the Company issued Cantone a four year warrant to purchase 30,450 shares of the Company’s common stock at an exercise price of $0.37 per share (the closing price of the Company’s common shares on the Closing Date) and a four year warrant to purchase 44,550 shares of the Company’s common stock at an exercise price of $0.40 per share (the closing price of the Company’s common stock on the Series A Completion Date), (together the “Placement Agent Warrants”). All warrants issued to CRI are immediately exercisable upon issuance.

Pursuant to a Registration Rights Agreement, the Company will use reasonable efforts to register the Conversion Shares and the shares of Common Stock issuable upon exercise of the Placement Agent Warrants.

We will need to raise additional capital in fiscal 2009 to be able to continue operations. If events and circumstances occur such that we do not meet our current operating plans, we are unable to raise sufficient additional equity or debt financing, or our credit facilities are insufficient or not available, we may be required to further reduce expenses or take other steps which could have a material adverse effect on our future performance.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”).  This Interpretation clarified the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. We adopted FIN 48 on January 1, 2007 and it did not have a significant effect on our financial statements.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). Effective for the Company as of January 1, 2009, SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. Effective January 1, 2009, SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. We are evaluating the impact of adopting SFAS No. 141(R) and SFAS No. 160, if any, on our financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 expands the disclosure requirements in SFAS No. 133, regarding an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective on January 1, 2009. We are evaluating the impact of adopting SFAS No. 161, if any, on our financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS No. 162 shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. We are evaluating the impact of adopting SFAS No. 162, if any, on our financial statements.

In May 2008, the FASB issued FASB Statement No. 163, “Accounting for Financial Guarantee Insurance Contracts” (“SFAS No. 163”), which clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises”, applies to financial guarantee insurance contracts issued by insurance enterprises. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, including interim periods in that year.  We are evaluating the impact of adopting SFAS No. 163, if any, on our financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Our Financial Statements are set forth beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that:

(i)  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorization of Management; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or the degree of compliance may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on that assessment, Management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only Management's report in this annual report.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item is contained in our definitive Proxy Statement with respect to our Annual Meeting of Shareholders for the fiscal year ending December 31, 2008, under the captions “Discussion of Proposal Recommended by Board”, “Directors that are not Nominees”, “Additional Executive Officers and Senior Management”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Code of Ethics”, “Audit Committee” and “Audit Committee Financial Expert” and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is contained in our definitive Proxy Statement with respect to our Annual Meeting of Shareholders for the fiscal year ending December 31, 2008, under the captions “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation”, and “Compensation Committee Report”, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is contained within Item 5. Market for Common Equity and Related Stockholders Matters earlier in this Annual Report on Form 10-K and in our definitive Proxy Statement with respect to the Annual Meeting of Shareholders for the fiscal year ending December 31, 2008, under the caption “Security Ownership of Management and Certain Beneficial Owners” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is contained in our definitive Proxy Statement with respect to the Annual Meeting of Shareholder for the fiscal year ending December 31, 2008, under the captions “Certain Relationships and Related Transactions” and “Independent Directors”, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is contained in our definitive Proxy Statement with respect to the Annual Meeting of Shareholder for the fiscal year ending December 31, 2008, under the caption “Independent Public Accountants”, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Our financial statements

(2)	Financial Statement Schedule

Such schedules are not provided because they are not applicable or the required information is provided in our Financial Statements and/or our Notes to the Financial Statements.

(3)	See Item 15(b) of this Annual Report on Form 10-K.

(b)	Exhibits

Number	Description of Exhibits

3.5	Bylaws(1)
3.50	Amended and Restated Bylaws(5)
3.6	Fifth amendment to the Certificate of Incorporation (filed as Exhibit 3.6 to the Company’s Form SB-2 filed on November 21, 1996 and incorporated herein by reference)
3.7	Sixth amendment to the Certificate of Incorporation(5)
4.2	Investor Registration Rights Agreement, dated August 22, 2001, among American Bio Medica Corporation and the investors(4)
4.3	Placement Agent Registration Rights Agreement, dated August 22, 2001, among American Bio Medica Corporation and the placement agent and its sub-agents(4)
4.4	Form of Warrant Agreement and Warrant among American Bio Medica Corporation and the investors(4)
4.5	Form of Warrant Agreement and Warrant among American Bio Medica Corporation and the placement agent and its sub-agents(4)
4.6	Fiscal 1997 Nonstatutory Stock Option Plan (filed as part of the Company’s Proxy Statement for its Fiscal 1997 Annual Meeting and incorporated herein by reference) (a)
4.7	Services Agreement dated September 7, 2005 by and between the Company and Barretto Pacific Corporation(10)
4.8	Stock Grant Agreement dated September 7, 2005 by and between the Company and Barretto Pacific Corporation(10)
4.14	Fiscal 1998 Nonstatutory Stock Option Plan (filed as part of the Company’s Proxy Statement for its Fiscal 1998 Annual Meeting and incorporated herein by reference) (a)
4.15	Fiscal 2000 Nonstatutory Stock Option Plan (filed as part of the Company’s Proxy Statement for its Fiscal 2000 Annual Meeting and incorporated herein by reference) (a)
4.16	Common Stock Purchase Agreement dated April 28, 2000 by and between the Company and Seaside Partners, L.P.(2)
4.17	Fiscal 2001 Nonstatutory Stock Option Plan (filed as part of the Company’s Proxy Statement for its Fiscal 2002 Annual Meeting and incorporated herein by reference) (a)
4.18	Extension Agreement by and between the Company and Steven Grodko
4.19	Registration Letter Agreement by and between the Company and Steven Grodko
10.3	Term Note with First Niagara Bank(11)
10.6	Contract of Sale dated May 19, 1999/Kinderhook, New York facility(2)
10.7	Agreement of Lease dated May 13, 1999/Kinderhook, New York facility(2)
10.8	Lease dated August 1, 1999/New Jersey facility(2)
10.9	Amendment dated March 23, 2001 to Lease dated August 1, 1999/New Jersey facility(3)
10.10	Amended Contract of Sale dated May, 2001/Kinderhook, New York facility(3)
10.11	Financial Advisory Agreement dated May 2, 2001 by and between Brean Murray & Co., Inc. and the Company(3)
10.12	Employment contract between the Company and Robert L. Aromando, Jr. (a)(3)
10.13	Employment contract between the Company and Stan Cipkowski (a)(3)
10.14	Employment contract between the Company and Douglas Casterlin (a)(3)
10.15	Employment contract between the Company and Keith E. Palmer (a)(3)
10.16	Warrant Agreement dated November 15, 2001 by and between the Company and Hudson River Bank & Trust Company(5)
10.17	Amendment No.3 dated August 20, 2002/New Jersey facility(6)
10.18	Employment contract between the Company and Gerald A. Moore (a)(6)

10.19	Financial Advisory Agreement dated December 2, 2003 by and between Brean Murray & Co., Inc and the Company(7)
10.19.1	Settlement letter dated June 21, 2004 by and between Bran Murray & Co., Inc and the Company(8)
10.20	Contract of Sale/land-Kinderhook, NY facility(7)
10.21	Employment contract between the Company and Stan Cipkowski(a),(7)
10.22	Employment contract between the Company and Stan Cipkowski(a),(9)
10.23	Employment contract between the Company and Stan Cipkowski(12)
10.24	Employment contract between the Company and Keith E. Palmer(12)
10.25	Amendment No 4 dated October 9, 2006/Lease of New Jersey facility(13)
10.26	Amendment No. 5 dated January 19, 2007/Lease of New Jersey facility(13)
10.27	Employment contract between the Company and Stan Cipkowski(a)(14)
10.28	Employment contract between the Company and Martin Gould(a)(14)
10.29	Employment contract between the Company and Keith E. Palmer(a)(14)
10.30	Employment contract between the Company and Stefan Parker(a)(15)
10.31	Employment contract between the Company and Douglas Casterlin(a)(16)
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1	Section 1350 Certification of the Chief Executive Officer
32.2	Section 1350 Certification of the Chief Financial Officer

(a)	Indicates an employee benefits plan, management contract or compensatory plan or arrangement in which a named executive officer participates.
(1)	Filed as the exhibit number listed to the Company’s Form 10-SB filed on November 21, 1996 and incorporated herein by reference.
(2)	Filed as the exhibit number listed to the Company’s Form 10-KSB filed on August 11, 2000 and incorporated herein by reference.
(3)	Filed as the exhibit number listed to the Company’s Form 10-KSB filed on August 13, 2001 and incorporated herein by reference.
(4)	Filed as the exhibit number listed to the Company’s Form S-3 filed on September 26, 2001 and incorporated herein by reference.
(5)	Filed as the exhibit number listed to the Company’s Form 10-KSB filed on April 15, 2002 and incorporated herein by reference.
(6)	Filed as the exhibit number listed to the Company’s Form 10-KSB filed on March 31, 2003 and incorporated herein by reference.
(7)	Filed as the exhibit number listed to the Company’s Form 10-KSB filed on May 10, 2004 and incorporated herein by reference.
(8)	Filed as the exhibit number listed to the Company’s Form 10-QSB filed August 10, 2004 and incorporated herein by reference.
(9)	Filed as the exhibit number listed to the Company’s Form 10-QSB filed on November 12, 2004 and incorporated herein by reference.
(10)	Filed as the exhibit number listed to the Company’s Form 10-QSB filed on November 8, 2005 and subsequently amended on Form 10-QSB/A filed on February 24, 2006 and incorporated herein by reference.
(11)	Filed as the exhibit number listed to the Company’s Form 8-K filed on January 24, 2007 and incorporated herein by reference.
(12)	Filed as the exhibit number listed to the Company’s Form 10-KSB filed on March 31, 2006 and incorporated herein by reference.
(13)	Filed as the exhibit number listed to the Company’s Form 10-KSB filed on March 29, 2007 and incorporated herein by reference.
(14)	Filed as the exhibit number listed to the Company’s Form 10-QSB filed on August 13, 2007 and incorporated herein by reference.
(15)	Filed as the exhibit number listed to the Company’s Form 8-K filed on August 24, 2007 and incorporated herein by reference.
(16)	Filed as the exhibit number listed to the Company’s Form 8-K filed on May 1, 2008 and incorporated herein by reference.

(c)        Not applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN BIO MEDICA CORPORATION

By /s/ Stefan Parker

Stefan Parker
Chief Financial Officer
(Principal Accounting Officer)
Executive Vice President, Finance

Date: March 30, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2009:

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
Executive Vice President, Finance

S-1

AMERICAN BIO MEDICA CORPORATION

INDEX TO FINANCIAL STATEMENTS AND NOTES TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
American Bio Medica Corporation

We have audited the accompanying balance sheets of American Bio Medica Corporation as of December 31, 2008 and 2007, and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Bio Medica Corporation as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has recurring losses from operations and liquidity constraints that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ UHY LLP

Albany, New York
March 30, 2009

AMERICAN BIO MEDICA CORPORATION
Balance Sheets

	December 31,	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$201,000	$336,000
Accounts receivable - net of allowance for doubtful accounts of $105,000 at December 31, 2008 and 2007	1,161,000	1,365,000
Inventory – net of reserve for slow moving and obsolete inventory of $308,000 at December 31, 2008 and $250,000 at December 31, 2007	5,552,000	4,994,000
Prepaid and other current assets	97,000	181,000
Total current assets	7,011,000	6,876,000

Property, plant and equipment, net	1,961,000	2,267,000
Debt issuance costs	117,000
Other non-current assets	47,000	7,000

Total assets	$9,136,000	$9,150,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,568,000	$1,403,000
Accrued expenses and other current liabilities	544,000	220,000
Wages payable	230,000	332,000
Patent sublicense current		50,000
Line of credit	431,000	723,000
Current portion of long term debt	1,098,000	121,000
Current portion of unearned grant	10,000	10,000
Total current liabilities	3,881,000	2,859,000

Other long-term liabilities	207,000	48,000
Long-term debt	760,000	1,107,000
Unearned grant	30,000	40,000
Total liabilities	4,878,000	4,054,000

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Preferred stock; par value $.01 per share; 5,000,000 shares authorized, none issued and outstanding at December 31, 2008 and 2007
Common stock; par value $.01 per share; 50,000,000 shares authorized; 21,744,768 issued and outstanding at December 31, 2008 and 2007	217,000	217,000
Additional paid-in capital	19,279,000	19,267,000
Accumulated deficit	(15,238,000)	(14,388,000)

Total stockholders’ equity	4,258,000	5,096,000

Total liabilities and stockholders’ equity	$9,136,000	$9,150,000
The accompanying notes are an integral part of the financial statements

AMERICAN BIO MEDICA CORPORATION

Statements of Operations

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007		For the Year Ended December 31, 2006

Net sales	$12,657,000		$13,872,000	$13,838,000

Cost of goods sold	7,396,000		8,141,000	7,035,000

Gross profit	5,261,000		5,731,000	6,803,000

Operating expenses:
Research and development	563,000		669,000	606,000
Selling and marketing	2,749,000		3,091,000	3,325,000
General and administrative	2,575,000		2,827,000	2,621,000

Operating income/ (loss)	(626,000)		(856,000)	251,000

Other income/(expense):
Other income/(expense)	(13,000)		9,000	10,000
Interest income	3,000		9,000	7,000
Interest expense	(213,000)		(149,000)	(67,000)

Income/(loss) before tax	(849,000)		(987,000)	201,000

Income tax	(1,000)		(3,000)	(5,000)

Net income/(loss) after tax	$(850,000)		$(990,000)	$196,000

Basic and diluted income/(loss) per common share	$(0.04)	$	(0.05)	$0.01

Weighted average number of shares outstanding - basic	21,745,000		21,737,000	21,484,000
Dilutive effect of stock options and warrants				89,000
Weighted average number of shares outstanding –diluted	21,745,000		21,737,000	21,573,000

The accompanying notes are an integral part of the financial statements

AMERICAN BIO MEDICA CORPORATION

Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance-December 31, 2005	21,359,768	$214,000	$18,853,000	$(13,594,000)	$5,473,000

Stock option/Warrant exercise	360,000	3,000	328,000		331,000
Non-cash compensation			37,000		37,000
Net income				196,000	196,000

Balance-December 31, 2006	21,719,768	$217,000	$19,218,000	$(13,398,000)	$6,037,000

Stock option exercise	25,000		23,000		23,000
Non-cash compensation			26,000		26,000
Net loss				(990,000)	(990,000)

Balance-December 31, 2007	21,744,768	$217,000	$19,267,000	$(14,388,000)	$5,096,000

Non-cash compensation			12,000		12,000
Net loss				(850,000)	(850,000)

Balance-December 31, 2008	21,744,768	$217,000	$19,279,000	$(15,238,000)	$4,258,000

The accompanying notes are an integral part of the financial statements

AMERICAN BIO MEDICA CORPORATION

Statements of Cash Flows
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income/(loss)	$(850,000)	$(990,000)	$196,000
Adjustments to reconcile net income/(net loss) to net cash provided by / (used in) operating activities:
Depreciation	353,000	437,000	376,000
Loss on disposal of fixed assets	4,000	1,000
Amortization of debt issuance costs	14,000
Provision for slow moving and obsolete inventory	58,000
Compensatory stock options		26,000	37,000
Unearned grant	(10,000)	(10,000)	(10,000)
Changes in:
Accounts receivable	204,000	(53,000)	58,000
Inventory	(616,000)	(135,000)	(408,000)
Prepaid expenses and other current assets	84,000	(15,000)	(58,000)
Other non-current assets	(40,000)	50,000	(50,000)
Accounts payable	165,000	312,000	(288,000)
Accrued expenses and other current liabilities	324,000	(241,000)	378,000
Patent sublicense	(50,000)	(50,000)	100,000
Wages payable	(102,000)	63,000	11,000
Other long-term liabilities	159,000

Net cash provided by (used in) operating activities	(303,000)	(605,000)	342,000

Cash flows from investing activities:
Purchase of property, plant and equipment	(51,000)	(706,000)	(803,000)

Net cash used in investing activities	(51,000)	(706,000)	(803,000)

Cash flows from financing activities:
Proceeds from stock option exercise		23,000	85,000
Proceeds from warrant exercise			247,000
Net proceeds (payments) from line of credit	(292,000)	547,000	176,000
Proceeds from debt financing	750,000	539,000	775,000
Debt issuance costs	(119,000)
Payments on debt financing	(120,000)	(103,000)	(627,000)

Net cash provided by financing activities	219,000	1,006,000	656,000

Net increase (decrease) in cash and cash equivalents	(135,000)	(305,000)	195,000
Cash and cash equivalents – beginning of period	336,000	641,000	446,000
Cash and cash equivalents – end of period	$201,000	$336,000	$641,000
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$122,000	$149,000	$67,000
Purchase of property, plant and equipment, financing through capital lease		$17,000
Warrants issued in connection with long-term debt financing	$12,000

The accompanying notes are an integral part of the financial statements

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2008

NOTE A - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

The Company:

American Bio Medica Corporation (“ABMC” or the “Company”) is in the business of developing, manufacturing, and marketing point of collection diagnostics test kits, as well as performing contract manufacturing services for third parties.

The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business.  For the year ended December 31, 2008, the Company had a net loss of $850,000 and net cash used in operating activities of $303,000 as compared to a net loss of $990,000 and net cash used in operating activities of $605,000 in 2007.  The Company’s cash balances decreased by $135,000 during the twelve months ended December 31, 2008 and decreased by $305,000 during the twelve months ended December 31, 2007. As of December 31, 2008, the Company had an accumulated deficit of $15,238,000.  During 2007 and continuing throughout the fiscal year ended December 31, 2008, the Company implemented programs to improve its financial prospects including entering into national and international distribution agreements, investing in automation equipment to improve process efficiencies and reduce costs, implementing a number of cost cutting initiatives, including strategic reductions in personnel, and other measures to enhance profit margins. The Company continues to explore other measures, which would allow the Company to make further improvements in efficiency to lower the costs to manufacture its products.

If cash generated from operations is insufficient to satisfy the Company’s working capital and capital expenditure requirements, the Company will be required to sell additional equity or obtain additional credit facilities.  There can be no assurance that such financing will be available or that the Company will be able to complete financing on satisfactory terms, if at all.

Additionally, in February 2009, the Company was notified by its bank that it had defaulted under its primary credit facilities.  As a result, all of the Company’s obligations to the bank (i.e. line of credit, real estate loan and term note) can be declared immediately due and payable by the bank. In March 2009, the Company executed an agreement with the bank under which the bank has agreed to forbear its rights and remedies until June 1, 2009, provided the Company comply with certain terms and conditions under the agreement (See Note K).

The Company’s history of operating cash flow deficits and its current cash position raise substantial doubt about its ability to continue as a going concern and its continued existence is dependent upon several factors, including its ability to raise revenue levels and reduce costs to generate positive cash flows, to sell additional shares of the Company’s common stock to fund operations and obtain additional credit facilities, or refinance its current credit facilities. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of or classification of liabilities that might be necessary as a result of this uncertainty.

Significant Accounting Policies:

[1]           Cash equivalents: The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

[2]           Accounts Receivable: Accounts receivable consists of mainly trade receivables due from customers for the sale of our products.  Payment terms vary on a customer-by-customer basis, and generally range from cash on delivery to net 90 days.  Receivables are considered past due when they have exceeded their payment terms.  Accounts receivable have been reduced by an estimated allowance for doubtful accounts. The Company estimates its allowance for doubtful accounts based on facts, circumstances and judgments regarding each receivable.  Customer payment history and patterns, historical losses, economic and political conditions, trends and individual circumstances are among the items considered when evaluating the collectability of the receivables. Accounts are reviewed regularly for collectability and those deemed uncollectible are written off.

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2008

[3]           Inventory: Inventory is stated at the lower of cost or market.  Labor and overhead are determined on an average cost basis and raw materials are determined on a first-in-first-out method.  At December 31, 2008, the Company established an allowance of $308,000 for slow moving and obsolete inventory.

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

[6]           Revenue recognition:  The Company recognizes revenue when title transfers upon shipment. Sales are recorded net of discounts and returns. All buyers have economic substance apart from the Company and the Company does not have any obligation for customer acceptance. The Company's price is fixed and determinable at the date of sale. The buyer has paid the Company or is obligated to pay the Company and, in the case of a distributor, the obligation is not contingent on the resale of the product, nor does the Company have any obligation to bring about the resale of the products. The buyer's obligation would not be changed in the event of theft or physical destruction or damage to the product. All distributors have economic substance apart from customers and the payment terms are not conditional. The transactions with distributors are on terms similar to those given to the Company's other customers. No agreements exist with the distributors that offer a right of return.

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

[9]           Income (loss) per common share: Basic income or loss per common share is calculated by dividing net income or net loss by the weighted average number of outstanding common shares during the period. For the year ended December 31, 2006, diluted net income per share includes the dilutive effect of 1,142,000 stock options and 0 warrants.

Potential common shares outstanding as of December 31, 2008, 2007 and 2006:

	December 31, 2008	December 31, 2007	December 31, 2006

Warrants	75,000	150,000	150,000
Options	3,762,080	3,968,080	3,993,080

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2008

For the twelve months ended December 31, 2008 and December 31, 2007, the number of securities not included in the diluted loss per share was 3,837,080 and 4,118,080, respectively, as their effect was anti-dilutive. For the twelve months ended December 31, 2006, the number of securities not included in the diluted income per share was 3,001,080. The securities would have been anti-dilutive because the exercise price of the securities was greater than the average market price of the Company’s common shares for the fiscal year ending December 31, 2006.

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

SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), establishes a common definition for fair value to be applied to U.S. generally accepted accounting principles requiring use of fair value, establishes a framework for measuring fair value and expands disclosures about such fair value measurements. Issued in February 2008, FASB Staff Position (“FSP”) No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13”, removed leasing transactions accounted for under SFAS No. 13 and related guidance from the scope of SFAS No. 157. FSP No. 157-2, “Partial Deferral of the Effective Date of SFAS No. 157”, deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the Company’s Financial Statements on a recurring basis, to fiscal years beginning after November 15, 2008.

The Company adopted SFAS No. 157 as of January 1, 2008 for financial assets and financial liabilities, and there was no impact on the Company’s financial position and results of operations for the year ended December 31, 2008. The Company is currently assessing the impact of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on the Company’s financial position and results of operations.

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2008

SFAS No. 157 establishes a hierarchy for ranking the quality and reliability of the information used to determine fair values. SFAS No. 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1: Unadjusted quoted market prices in active markets for identical assets or liabilities.
Level 2: Unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices are observable for the asset or liability.
Level 3: Unobservable inputs for the asset or liability.

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash Equivalents—The carrying amount reported in the balance sheet for cash equivalents approximates its fair value due to the short-term maturity of these instruments.

Long-Term Debt—The carrying amounts of the Company’s borrowings under its line of credit agreements and other long-term debt approximates fair value, based upon current interest rates.

[13]        Accounting for share-based payments: In accordance with SFAS No. 123 (revised 2004), Share Based Payment, the Company began to recognize compensation expense for stock options on January 1, 2006. The weighted average fair value of options granted during the twelve months ended December 31, 2006 was $0.85.  There were no options granted during the twelve months ended December 31, 2007 or during the twelve months ended December 31, 2008.

Two employees were granted stock options on June 13, 2006, the Company’s former Chief Financial Officer and the Company’s former Vice President of Product Development.  The exercise price of the options was the same as the closing price of the Company’s common shares on the date of the grant.  The calculated fair value of the options was $.85 per option. The fair value of these stock option grants was estimated utilizing the Black-Scholes option-pricing model. The following weighted average assumptions were used: dividend yield of zero percent; risk-free interest rates, which vary for each grant, ranging from 4.26% to 5.15%; expected life of ten years for all grants; and stock price volatility ranging from 72% to 75%. The value of these grants totaled $63,000, which was amortized over the vesting period of one year from the date of grant.  Total expense included in 2007 was $26,000 and $37,000 of expense was reported in 2006.

[14]        Concentration of credit risk: The Company sells its drug testing products primarily to United States customers and distributors. Credit is extended based on an evaluation of the customer’s financial condition.

At December 31, 2008, three customers accounted for 24.2%, 14.5%, and 11.6% of our accounts receivable-net.  Substantial portions of these balances were collected from these customers in the first quarter of 2009.

At December 31, 2007, two customers accounted for 15% and 10.4% of our accounts receivable-net.

At December 31, 2006, one customer accounted for 16% of accounts receivable-net. Their outstanding balance was current at December 31, 2006 and resulted from several large shipments in December 2006. This customer did not represent more than 10% of accounts receivable-net as of December 31, 2007.

Due to the longstanding nature of our relationships with these customers and contractual obligations, the Company is confident that it will recover these amounts.

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2008

The Company has established an allowance for doubtful accounts based on factors surrounding the credit risk of specific customers and other information.

One of our customers accounted for approximately 11.2% of total net sales of the Company for the fiscal year ended December 31, 2008 and 9.3% of the total net sales of the Company for the fiscal year ended December 31, 2007.

The Company maintains certain cash balances at financial institutions that are federally insured and at times the balances have exceeded federally insured limits.

[15]         Reporting comprehensive income:

The Company reports comprehensive income in accordance with the provisions of SFAS No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”). The provisions of SFAS No. 130 require the Company to report the change in the Company's equity during the period from transactions and events other than those resulting from investments by, and distributions to, the shareholders. For the years ended December, 31, 2008, 2007 and 2006, comprehensive income was the same as net income.

[16]        Reclassifications: Certain items have been reclassified from the prior years to conform to the current year presentation.

[17]        New accounting pronouncements: In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”).  This Interpretation clarified the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. We adopted FIN 48 on January 1, 2007 and it did not have a significant effect on our financial statements.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). Effective for the Company as of January 1, 2009, SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. Effective January 1, 2009, SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. We are evaluating the impact of adopting SFAS No. 141(R) and SFAS No. 160, if any, on our financial statements.

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2008

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 expands the disclosure requirements in SFAS No. 133, regarding an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective on January 1, 2009. We are evaluating the impact of adopting SFAS No. 161, if any, on our financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS No. 162 shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. We are evaluating the impact of adopting SFAS No. 162, if any, on our financial statements.

In May 2008, the FASB issued FASB Statement No. 163, “Accounting for Financial Guarantee Insurance Contracts” (“SFAS No. 163”), which clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises”, applies to financial guarantee insurance contracts issued by insurance enterprises. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, including interim periods in that year.  We are evaluating the impact of adopting SFAS No. 163, if any, on our financial statements.

NOTE B - INVENTORY

Inventory is comprised of the following:

	December 31, 2008	December 31, 2007	December 31, 2006

Raw Materials	$3,134,000	$2,264,000	$1,841,000
Work In Process	2,210,000	2,547,000	2,485,000
Finished Goods	516,000	433,000	783,000
Reserve for slow moving and obsolete inventory	(308,000)	(250,000)	(250,000)
	$5,552,000	$4,994,000	$4,859,000

NOTE C – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, are as follows:

	December 31, 2008	December 31, 2007	December 31, 2006

Land	$102,000	$102,000	$102,000
Buildings and improvements	1,399,000	1,396,000	1,288,000
Manufacturing and warehouse equipment	2,358,000	2,364,000	1,815,000
Office equipment (incl. furniture and fixtures)	400,000	376,000	378,000
	4,259,000	4,238,000	3,583,000
Less accumulated depreciation	2,298,000	1,971,000	1,601,000
	$1,961,000	$2,267,000	$1,982,000

Depreciation expense was $353,000, $437,000 and $376,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2008

NOTE D – LONG TERM DEBT

Long-term debt consisted of the following:

	December 31, 2008	December 31, 2007	December 31, 2006
First Niagara Bank:
Mortgage payable in equal monthly installments of $6,293 including interest at 7.5% through December 1, 2016 with a final lump sum payment of $534,000 at maturity, collateralized by the building, land and personal property.	$739,000	$758,000	$775,000
Term note payable in equal monthly installments of $10,714 including interest at 7.17% through January 1, 2012 with a final lump sum payment of $11,440 at maturity, collateralized by the Company’s existing and future assets.	356,000	455,000
RICOH:
Capital lease payable in equal monthly installment of $390 including interest at 14.11% through May 1, 2012	13,000	15,000
Debenture financing:
$750,000 in principal amount of Series A Debentures; interest at 10% per annum, payable semi-annually in August and February of each year with first payment due February 1, 2009; maturity date of August 1, 2012	750,000
	1,858,000	1,228,000	775,000
Less current portion(1)	(1,098,000)	(121,000)	(17,000)
Non-current portion	$760,000	$1,107,000	$758,000

(1)	The term loan and real estate loan were reclassified from long-term to short-term as a result of the execution of a Forbearance Agreement with First Niagara Bank on March 12, 2009 (See Note K).

At December 31, 2008, the following are the maturities of long-term debt for each of the next five years:

2009	$1,098,000
2010	4,000
2011	4,000
2012	752,000
$1,858,000

In November 2006, the Company closed on a $750,000 real estate refinancing with FNFG related to its facility in Kinderhook, New York. The mortgage has a term of 10 years with a 20 year amortization. The interest rate is fixed at 7.5% for the first 5 years and beginning with year 6 through the end of the loan term, the rate changes to 2% above the Federal Home Loan Bank of New York 5 year term, 15 year Amortization Advances Rate. The loan is collateralized by the facility in Kinderhook, New York and its personal property.  The Company received proceeds of $154,000 after closing costs and accrued interest. The cash received was for improvements to the Kinderhook, New York property, including paving of the driveway and parking lot and replacing the roof.

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2008

In January 2007, the Company entered into a Term Note (the “Note”) with FNFG in the amount of $539,000. The term of the note is 5 years with a fixed interest rate of 7.17%. The Company has the option of prepaying the Note in full or in part at any time during the term without penalty. There were no closing costs associated with this Note.  The loan is secured by Company assets now owned or to be acquired. The proceeds received were used for the purchase of manufacturing automation equipment.

In May 2007, the Company purchased a copier through an equipment lease with RICOH in the amount of $17,000.  The term of the lease is five (5) years with an interest rate of 14.11%.

In August 2008, the Company completed an offering of Series A Debentures and received gross proceeds of $750,000 in principal amount of Series A Debentures (see Current Report on Form 8-K and amendment on Form 8-K/A-1 filed with the Commission on August 8, 2008 and August 18, 2008 respectively). The net proceeds of the offering of Series A Debentures were $631,000 after $54,000 of placement agent fees and expenses, legal and accounting fees of $63,000 and $2,000 of state filing fees. The securities issued in this transaction were sold pursuant to the exemption from registration afforded by Rule 506 under Regulation D ("Regulation D") as promulgated by the Commission under the Securities Act of 1933, as amended (the "1933 Act"), and/or Section 4(2) of the 1933 Act.

The Series A Debentures accrue interest at a rate of 10% per annum (payable by the Company semi-annually) and mature on August 1, 2012. The payment of principal and interest on the Series A Debentures is subordinate and junior in right of payment to all Senior Obligations, as defined under the Series A Debentures. Holders of the Series A Debentures will have a right of conversion of the principal amount of the Series A Debentures into shares (the “Conversion Shares”) of the common stock of the Company (“Common Stock”), at a conversion rate of 666.67 shares per $500 in principal amount of the Series A Debentures (representing a conversion price of approximately $0.75 per share). This conversion right can be exercised at any time, commencing the earlier of (a) 120 days after the date of the Series A Debentures, or (b) the effective date of a Registration Statement to be filed by the Company with respect to the Conversion Shares. The Company has the right to redeem any Series A Debentures that have not been surrendered for conversion at a price equal to the Series A Debentures’ face value plus $0.05 per underlying common share, or $525 per $500 in principal amount of the Series A Debentures, representing an aggregate conversion price of $787,500. This redemption right can be exercised by the Company at any time within 90 days after any date when the closing price of the Common Stock has equaled or exceeded $2.00 per share for a period of 20 consecutive trading days.

As placement agent, Cantone Research, Inc. (“CRI”) received a Placement Agent fee of $52,500, or 7% of the gross principal amount of Series A Debentures sold. In addition, the Company issued CRI a 4 year warrant to purchase 30,450 shares of the Company’s common stock at an exercise price of $0.37 per share (the closing price of the Company’s common shares on the Closing Date) and a 4 year warrant to purchase 44,550 shares of the Company’s common stock at an exercise price of $0.40 per share (the closing price of the Company’s common stock on the Series A Completion Date), (together the “Placement Agent Warrants”). All warrants issued to CRI are immediately exercisable upon issuance. Pursuant to a Registration Rights Agreement, the Company will use reasonable efforts to register the Conversion Shares and the shares of Common Stock issuable upon exercise of the Placement Agent Warrants.

The Company has incurred $131,000 in costs related to the offering.  Included in these costs was $12,000 of non-cash compensation expense related to the issuance of the Placement Agent Warrants to CRI. These costs will be amortized over the term of the Series A Debentures.  For the fiscal year ended December 31, 2008, the Company amortized $14,000 of expense related to these debt issuance costs. The Company has also accrued $31,000 in interest expense at December 31, 2008.

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2008

NOTE E – LINE OF CREDIT

The Company has a Line of Credit with FNFG. As disclosed in the Company’s Current Report on Form 8-K filed with the Commission on August 8, 2008, effective August 1, 2008, we entered into an amendment with FNFG related to the original Loan Documents (the “Amendment”). The Amendment combined two lines of credit already in place with FNFG into one line of credit (the “Line of Credit”) along with amending certain terms related to the combined Line of Credit. Pursuant to the Amendment, the maximum amount available under the Line of Credit was $750,000, and the maturity date of the Line of Credit was April 1, 2009. The interest rate on the Line of Credit was prime plus 1%. Pursuant to the Amendment, we are required to maintain certain financial covenants; our monthly net loss must not exceed $75,000 during any month and, while any loans or commitments are outstanding and due FNFG, we must maintain a minimum debt service coverage ratio of 1.10x, to be measured at December 31, 2008. The minimum debt service coverage ratio is defined as net income plus interest expense plus depreciation plus expense related to the amortization of derivative securities divided by required principal payments over the preceding twelve months plus interest expense. There is no requirement for annual repayment of all principal on this Line of Credit; it is payable on demand. The purpose of this Line of Credit is to provide working capital. The amount outstanding on the Line of Credit was $431,000 at December 31, 2008. At December 31, 2007, the Line of Credit was two separate lines of credit and the amount outstanding was $690,000 under one line and $33,000 under the other line, totaling $723,000.

NOTE F - INCOME TAXES

A reconciliation of the U.S. Federal statutory income tax rate to the effective income tax rate is as follows:

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006

Tax (benefit)/expense at federal statutory rate	34%	34%	34%
State tax (benefit)/expense, net of federal tax effect	5	5	5
Valuation allowance	(39)	(39)	(39)
Effective income tax rate	0%	0%	0%

Significant components of the Company’s deferred tax assets are as follows:

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006

Inventory	$35,000	$31,000	$30,000
Inventory reserve	120,000	98,000	98,000
Stock based compensation	1,350,000	1,384,000	1,382,000
Allowance for doubtful accounts	41,000	41,000	41,000
Property, plant, and equipment	(108,000)	(87,000)	(95,000)
Accrued compensation	31,000	33,000	(9,000)
Sales tax reserve	16,000	0	0
Deferred Revenue	2,000	0	0
Net operating loss carry-forward	3,998,000	3,602,000	3,308,000
Total gross deferred tax assets	5,485,000	5,102,000	4,755,000
Less valuation allowance	(5,485,000)	(5,102,000)	(4,755,000)
Net deferred tax assets	$0	$0	$0

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2008

Certain 2006 gross deferred tax assets and related valuation allowances previously reported have been restated in 2007.  This restatement had no net effect on the Company's 2006 financial position, results of operations or cash flows.

The valuation allowance for deferred tax assets as of December 31, 2008 and December 31, 2007 and December 31, 2006 was $5,485,000; $5,102,000 and $4,755,000, respectively.  The net change in the valuation allowance was an increase of $383,000 for the year ended December 31, 2008.  The net change in the valuation allowance was an increase of $347,000 for the year ended December 31, 2007.

At December 31, 2008 the Company has Federal and New York state net operating loss carry forwards for income tax purposes of approximately $10,250,000, which will begin to expire in 2009.  In assessing the realizability of deferred tax assets, management considers whether or not it is more likely than not that some portion or all deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the projected future taxable income and tax planning strategies in making this assessment.

The Company’s ability to utilize the operating loss carry forwards may be subject to an annual limitation in future periods pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, if future changes in ownership occur.

NOTE G – OTHER INCOME/(EXPENSE)

Other income for the years ended 2008, 2007 and 2006 is mainly comprised of amounts earned from a grant of $100,000 received from the Columbia Economic Development Corporation during 2002, 2003, and 2005. The grant is convertible to a loan based upon a percentage of the grant declining from 90% of the grant amount in 2003 to 0% in 2012.  The unearned portion of the grant at December 31, 2008 is $40,000.  The grant is convertible to a loan only if the employment levels in the Kinderhook facility drop below 45 employees at any time during the year. The employment levels in the Kinderhook facility were 61, 81, and 87 at December 31, 2008, December 31, 2007 and December 31, 2006, respectively.  The amount of the unearned grant recognized in each of the fiscal years ending December 31, 2008, 2007 and 2006 was $10,000.  Other income for the fiscal years ended December 31, 2008 and 2007 are offset by losses on disposals of fixed assets of $4,000 and $1,000; respectively.  In addition, $19,000 of accrued penalties related to a sales tax liability was incurred during the fiscal year ending December 31, 2008.

NOTE H – STOCKHOLDERS’ EQUITY

[1]           Stock option plans: The Company adopted the Fiscal 1997 Non-statutory Stock Option Plan (the “1997 Plan”), the Fiscal 1998 Non-statutory Plan (the “1998 Plan”), the Fiscal 2000 Non-statutory Stock Option Plan (the “2000 Plan”), and the 2001 Non-statutory Stock Option Plan (the “2001 Plan”). The 1997 Plan provides for the granting of options to purchase up to 2,000,000 shares of common stock, the 1998 Plan and the 2000 Plan provide for the granting of options to purchase up to 1,000,000 common shares each and the 2001 Plan provides for granting of options to purchase up to 4,000,000 common shares. These Plans are administered by the Compensation/Option Committee of the Board of Directors, which determines the terms of options granted, including the exercise price, the number of shares subject to the option and the terms and conditions of exercise. Options granted under the 1997 and 1998 Plans have lives of 5 years and vest over periods from 0 to 4 years. Options granted under the 2000 and 2001 Plans have lives of 10 years and vest over periods from 0 to 4 years.

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2008

[2]           Stock options: During the years ended December 31, 2008 and December 31, 2007, the Company did not issue any options to purchase shares of common stock.

Stock option activity for the years ended December 31, 2008, December 31, 2007 and December 31, 2006 is summarized as follows:

	Year Ended December 31, 2008		Year Ended December 31, 2007		Year Ended December 31, 2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	3,968,000	$1.32	3,993,000	$1.32	4,268,000	$1.31
Granted	0	NA	0	NA	75,000	$1.05
Exercised	0	NA	(25,000)	$0.94	(100,000)	$0.85
Cancelled/expired	(206,000)	$1.01	0	NA	(250,000)	$1.31
Options outstanding at end of year	3,762,000	$1.34	3,968,000	$1.32	3,993,000	$1.32
Options exercisable at end of year	3,762,000	$1.34	3,968,000	$1.32	3,918,000	$1.32

The following table presents information relating to stock options outstanding as of December 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of Exercise		Exercise	Remaining		Exercise
Price	Shares	Price	Life in Years	Shares	Price

$0.85 - $0.99	1,039,000	$0.88	3.28	1,039,000	$0.88
$1.00 - $1.49	1,645,000	$1.08	4.70	1,645,000	$1.08
$1.50 - $1.99	188,000	$1.57	3.46	188,000	$1.57
$2.00 - $3.38	890,000	$2.31	1.00	890,000	$2.31
TOTAL	3,762,000	$1.34	3.37	3,762,000	$1.34

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2008

As of December 31, 2008, there are no stock options available for issuance under the 1997 or the 1998 Plan. Pursuant to the plans, as of April 30, 2000, no further options could be issued under the 1997 Plan and as of April 30, 2001, no further options could be issued under the 1998 Plan. Therefore under the 1997 and 1998 plans, as options expire or are cancelled, they are returned to the plans without the possibility of being issued again. As of December 31, 2008, under the 1997 Plan, 1,230,625 options have been returned to the plan as a result of expirations or cancellations and will not be re-issued, and under the 1998 Plan, 922,000 options have been returned to the plan as a result of expirations or cancellations and will not be re-issued. Neither the 1997 nor the 1998 plan have any options issued and outstanding and therefore there is no potential for additional dilution under either the 1997 or the 1998 plans. As of December 31, 2008, there were 9,500 options available for issuance under the Fiscal 2000 Plan and 945,420 options available for issuance under the Fiscal 2001 Plan. The options outstanding noted in the table above are issued under either the 2000 Plan or the 2001 Plan.

[3] Warrants: As of December 31, 2008, there were 75,000 warrants outstanding.

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

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2008

On December 2, 2003, the Company issued a 5 year warrant immediately exercisable and non-forfeitable, to purchase 300,000 common shares at an exercise price of $1.15 to Brean Murray as compensation for its future services as a financial advisor to the Company. In June 2004, the Company amended the December 2, 2003 Financial Advisory Agreement with Brean Murray and Brean Murray surrendered 150,000 of the 300,000 warrants to purchase common stock. The warrants were valued at $281,000 using the Black Scholes pricing model and the following assumptions, dividend yield of 0.0%, volatility of 80.6%, risk free interest rate 5.2% and expected life of 5 years and $23,000 was recognized as a charge to operations in the year ended December 31, 2003. The total value of these warrants was initially to be charged ratably over twelve months from December 2003 through November 2004, the term of the contract.  An additional $70,000 was expensed in the first quarter of 2004.  However, in conjunction with the surrender of 150,000 warrants in June 2004, ABMC and Brean Murray agreed that no further services would be provided and all remaining expense associated with the valuation of the warrants, $129,000, was recognized during the quarter ended June 30, 2004.  The closing price of the Company’s common shares on December 2, 2003, as listed on The NASDAQ Capital Market, was $1.33 per share. As of December 31, 2008, there were no longer any warrant shares outstanding under this issuance as the warrants expired naturally on December 2, 2008.

In connection with their services as placement agent in the Company’s Series A Debenture offering, on July 17, 2008, the Company issued Cantone Research, Inc. (“CRI”) a 4 year warrant to purchase 30,450 shares of the Company’s common stock at an exercise price of $0.37 per share, and on August 4, 2008 issued CRI a 4 year warrant to purchase 44,550 shares of the Company’s common stock at an exercise price of $0.40 per share. All warrants issued to CRI are immediately exercisable upon issuance. The closing price of the Company’s common shares was $0.37 and $0.40 on July 17, 2008 and August 4, 2008, respectively. The July 17, 2008 warrants were valued using the Black Scholes pricing model and the following assumptions, dividend yield of zero, volatility of 46.0%, risk free interest rate of 4.7%, and expected life of 4 years.  The August 4, 2008 warrants were valued using the Black Scholes pricing model and the following assumptions, dividend yield of zero, volatility of 46.1%, risk free interest rate of 4.6% and expected life of 4 years.  The total value of the CRI warrants will be amortized over the term of the Series A Debentures, with $1,000 in expense being recognized in the fiscal year ended December 31, 2008.

NOTE I – COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

[1]           Operating leases: The Company leases office and R&D/production facilities in New Jersey under operating leases through December 2011.  In addition, the Company leases office support equipment under leases through February 2009.  At December 31, 2008, the future minimum rental payments under these operating leases are as follows:

2009	$86,000
2010	86,000
2011	86,000
$258,000

Rent expense for facilities in New Jersey was $113,000 in 2008, $98,000 in 2007 and $52,000 in 2006.

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2008

[2]           Employment agreements: In the second quarter of 2007, the Company entered into employment agreements with the Chief Executive Officer Stan Cipkowski, Chief Science Officer Martin R. Gould and then Chief Financial Officer Keith E. Palmer providing for aggregate annual salaries of $504,000.  The agreement with the Chief Executive Officer Cipkowski provides for a $206,000 annual salary, is for a term of one year and automatically renews unless either party gives advance notice of 60 days. The agreement with the Chief Science Officer Gould provides for a $149,000 annual salary, is for a term of one year and automatically renews unless either party gives advance notice of 60 days. The agreement with former Chief Financial Officer Palmer provided for a $149,000 annual salary, was for a term of one year and automatically renewed unless either party gave advance notice of 60 days. The employment agreement with former Chief Financial Officer Palmer was terminated effective July 6, 2007 as a result of Palmer’s resignation.

In the third quarter of 2007, the Company entered into an employment agreement with its current Chief Financial Officer Stefan Parker. The agreement provides for a $120,000 annual salary, is for a term of one year, and automatically renews unless either party gives advance notice of 60 days.

In the second quarter of 2008, the Company entered into an employment agreement with its Executive Vice President of Operations Douglas Casterlin. The agreement provides for a $149,000 annual salary, is for a term of one year, expires April 28, 2009, and automatically renews unless either party gives advance notice of 60 days.

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

[4]           Patent Sublicense: In February 2006, the Company entered into a non-exclusive Sublicense Agreement (the “Agreement”) with an unaffiliated third party related to certain patents allowing us to expand our contract manufacturing operations. Under this Sublicense Agreement, the Company must pay a non-refundable fee of $175,000 over the course of 2 years, of which $75,000 was paid in the first quarter of 2006, $50,000 was paid in the first quarter of 2007, and $50,000 was paid in the first quarter of 2008. The Company was required to pay royalties for products it manufactures that fall within the scope of these patents. The Company was not obligated to pay any royalties in 2008, 2007 or 2006. Beginning with the year ended December 31, 2007, the Company was obligated to pay a $20,000 annual minimum royalty (“MAR”) that can be applied against royalties on sales of products that fall within the scope of the sublicensed patents. The first MAR payment was made in January 2008, and there were not any sales of products made in the year ended December 31, 2008 that would be applied against the MAR. The Agreement expired on December 17, 2008 and no further amounts are due by ABMC under the Agreement.

[5]           Royalty Agreement: In March 2006, the Company entered into a royalty agreement with Integrated Biotechnology Corporation (“IBC”). IBC is the owner of the RSV (Respiratory Syncytial Virus) test that the Company manufactures for one of IBC’s distributors. The agreement was entered into to address amounts that IBC owed to the Company at the end of fiscal year 2005, and to streamline the order and fulfillment process of IBC’s RSV product. All outstanding amounts due to the Company were satisfied by the end of the third quarter of 2007. After satisfaction of amounts due, the Company continued to work directly with IBC’s distributor under the terms of the Agreement, which stated that we were to pay IBC a 20% royalty of total sales received from IBC’s distributor. The agreement expired on November 2, 2008.  However, we continue to work directly with IBC’s distributor and manufacture an RSV product for them.

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2008

NOTE J – RELATED PARTY DISCLOSURES

During the fiscal years ended December 31, 2008, December 31, 2007 and December 31, 2006, the Company paid an aggregate of $58,000, $97,000 and $128,000 respectively, to Edmund Jaskiewicz, the Company’s President and Chairman of the Board of Directors, in consideration of his services as patent and trademark counsel to the Company, services as a member of its Board of Directors, and for reimbursement of expenses related to same. At December 31, 2008 there were invoices totaling $105,000 payable to Mr. Jaskiewicz.

During the fiscal years ended December 31, 2008, December 31, 2007 and December 31, 2006, the Company paid an aggregate of $85,000, $70,000 and $59,000 respectively, to Alec Cipkowski.  Alec Cipkowski is the son of the Company’s Chief Executive Officer, Stan Cipkowski.  Alec Cipkowski performs information technology services for the Company updating and maintaining the Company website as well as supporting the Rapid Reader devices that are currently being used by customers.  At December 31, 2008, there were no amounts due and payable to Alec Cipkowski.  Alec Cipkowski was an independent contractor and not an employee of the Company until January 2009 when he was hired at an annual salary of $60,000.  He will be eligible to receive normal employee benefits on May 1, 2009 in accordance with the Company’s standard policies.

NOTE K – SUBSEQUENT EVENT

On February 4, 2009, we received a letter from FNFG notifying the Company that an event of default had occurred under the our Letter Agreement and other documents (the “Loan Documents”), related to our line of credit, real estate mortgage and term note (the “Credit Facilities”); more specifically, we failed to comply with the maximum monthly net loss covenant set forth in the Letter Agreement.  Pursuant to the terms of the Loan Documents, all obligations of the Company to FNFG under the Loan Documents can be declared by FNFG to be immediately due and payable. The principal amount totals $1,636,635.97, plus interest and other charges through February 4, 2009 (collectively, the “Debt”).

The February 4, 2009 notice also stated that, as an accommodation to the Company, FNFG decided not to immediately accelerate the Debt, and that they expected the Company to enter into a Forbearance Agreement with FNFG memorializing measures and conditions required by FNFG. FNFG also notified the Company that they were reducing the commitment on our line of credit to $650,000 (previously the line of credit commitment was $750,000), and placing a hold on one of our accounts held at FNFG.

On March 12, 2009, we entered into a Forbearance Agreement (the “Agreement”) with FNFG. The Agreement addresses the Company’s non-compliance with the maximum monthly net loss and the minimum debt service coverage ratio covenants (“Existing Defaults”) under the Loan Documents related to extensions of credit made by FNFG to the Company; more specifically the Company’s line of credit, term note and real estate mortgage (the “Debt”) with FNFG. Under the terms of the Agreement, FNFG will forbear from exercising its rights and remedies arising under the Loan Documents from the Existing Defaults. The Agreement is in effect until (i) June 1, 2009; or (ii) the date on which FNFG elects to terminate the Agreement upon the occurrence of an event of default under the Agreement or under the Loan Documents (other than an Existing Default); or (iii) the date on which any subsequent amendment to the Agreement becomes effective (the “Forbearance Period”).

Under the Agreement, during the Forbearance Period: FNFG will waive any further default relating to the maximum monthly net loss covenant and minimum debt service coverage ratio provided the Company shows a net loss no greater than $300,000 for the quarter ending March 31, 2009, and on or before May 1, 2009, the Company must produce to FNFG a legally binding and executed commitment letter from a bona-fide third party lender setting forth the terms of a full refinancing of the Debt to close on or before June 1, 2009.

During the Forbearance Period, FNFG will continue to place a hold on one of our accounts (with a balance of $108,000), but will release up to $5,000 per month from the account to be used for the purpose of paying a financial advisory firm engaged by the Company to find and evaluate alternative funding sources; the financial advisory firm was referred to the Company by FNFG.

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2008

The maximum available under the line of credit during the Forbearance Period will be the lesser of $650,000, or the Net Borrowing Capacity. Net Borrowing Capacity is defined as Gross Borrowing Capacity less the Inventory Value Cap. Gross Borrowing Capacity is defined as the sum of (i) 80% of eligible accounts receivable, (ii) 20% of raw material inventory and (iii) 40% of finished goods inventory. Inventory Value Cap is defined as the lesser of $400,000, or the combined value of items (ii) and (iii) of Gross Borrowing Capacity. Since September 2008, the Company’s Net Borrowing Capacity has declined from $1,195,000 to $795,000 as of the date of this report.

During the Forbearance Period, interest shall accrue on the line of credit at the rate of prime plus 4%, an increase from prime plus 1%. Interest accruing on the real estate mortgage during the Forbearance Period shall remain unchanged at the fixed rate of 7.5% and interest on the term note shall remain unchanged at the fixed rate of 7.17%. In the event of default under the Agreement, interest under the line of credit shall increase to the greater of prime plus 6% or 10%. The line of credit shall terminate on June 1, 2009.

NOTE L- GEOGRAPHIC INFORMATION

Information concerning net sales by principal geographic location is as follows:

	Year Ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006
United States	$11,134,000	$12,337,000	$12,452,000
North America (not domestic)	1,136,000	757,000	727,000
Europe	187,000	543,000	552,000
Asia/Pacific Rim	66,000	101,000	48,000
South America	125,000	122,000	59,000
Africa	9,000	12,000	0
	$12,657,000	$13,872,000	$13,838,000