Form 10-Q
period 2009-03-31
AMERICAN BIO MEDICA CORP
filed 2009-05-14
CIK 896747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days     ☒     Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)        ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
☐  Yes     ☒  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

21,744,768 Common Shares as of May 14, 2009

American Bio Medica Corporation

Index to Quarterly Report on Form 10-Q
For the quarter ended March 31, 2009

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
American Bio Medica Corporation
Balance Sheets

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$592,000	$201,000
Accounts receivable - net of allowance for doubtful accounts of $105,000 at both March 31, 2009 and December 31, 2008	1,391,000	1,161,000
Inventory – net of reserve for slow moving and obsolete inventory of $308,000 at both March 31, 2009 and December 31, 2008	5,021,000	5,552,000
Prepaid expenses and other current assets	107,000	97,000
Total current assets	7,111,000	7,011,000

Property, plant and equipment, net	1,897,000	1,961,000
Debt issuance costs	109,000	117,000
Other assets	44,000	47,000
Total assets	$9,161,000	$9,136,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,540,000	$1,568,000
Accrued expenses and other current liabilities	661,000	544,000
Wages payable	263,000	230,000
Line of credit	621,000	431,000
Current portion of long-term debt	1,067,000	1,098,000
Current portion of unearned grant	10,000	10,000
Total current liabilities	4,162,000	3,881,000

Other long-term liabilities	204,000	207,000
Long-term debt	759,000	760,000
Unearned grant	30,000	30,000
Total liabilities	5,155,000	4,878,000

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Preferred stock; par value $.01 per share; 5,000,000 shares authorized, none issued and outstanding at March 31, 2009 and December 31, 2008
Common stock; par value $.01 per share; 50,000,000 shares authorized; 21,744,768 issued and outstanding at both March 31, 2009 and December 31, 2008	217,000	217,000
Additional paid-in capital	19,279,000	19,279,000
Accumulated deficit	(15,490,000)	(15,238,000)

Total stockholders’ equity	4,006,000	4,258,000

Total liabilities and stockholders’ equity	$9,161,000	$9,136,000

The accompanying notes are an integral part of the financial statements

American Bio Medica Corporation
Statements of Operations
(Unaudited)

	For The Three Months Ended
	March 31
	2009	2008

Net sales	$2,255,000	$3,299,000

Cost of goods sold	1,336,000	1,872,000

Gross profit	919,000	1,427,000

Operating expenses:
Research and development	101,000	138,000
Selling and marketing	498,000	768,000
General and administrative	524,000	683,000
	1,123,000	1,589,000

Operating loss	(204,000)	(162,000)

Other income (expense):
Interest income	1,000	1,000
Interest expense	(47,000)	(34,000)
Other expense	(2,000)	(4,000)
	(48,000)	(37,000)

Loss before tax	(252,000)	(199,000)

Income tax

Net loss after tax	$(252,000)	$(199,000)

Basic and diluted loss per common share	$(0.01)	$(0.01)

Weighted average number of shares outstanding – basic & diluted	21,744,768	21,744,768

The accompanying notes are an integral part of the financial statements

American Bio Medica Corporation
 Statements of Cash Flows
(Unaudited)

	For The Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(252,000)	$(199,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	86,000	92,000
Loss on disposal of fixed assets	2,000	4,000
Amortization of debt issuance costs	8,000
Changes in:
Accounts receivable	(230,000)	(143,000)
Inventory	531,000	(79,000)
Prepaid expenses and other current assets	(10,000)	(46,000)
Other non-current assets	3,000	50,000
Accounts payable	(28,000)	236,000
Accrued expenses and other current liabilities	117,000	205,000
Patent sublicense		(50,000)
Wages payable	33,000	8,000
Other long-term liabilities	(3,000)
Net cash provided by operating activities	257,000	78,000

Cash flows from investing activities:
Purchase of property, plant and equipment	(24,000)	(7,000)
Net cash used in investing activities	(24,000)	(7,000)

Cash flows from financing activities:
Payments on debt financing	(32,000)	(30,000)
Net proceeds from line of credit	190,000
Net cash provided by / (used in) financing activities	158,000	(30,000)

Net increase in cash and cash equivalents	391,000	41,000
Cash and cash equivalents - beginning of period	201,000	336,000

Cash and cash equivalents - end of period	$592,000	$377,000

Supplemental disclosures of cash flow information
Cash paid during period for interest	$65,000	$34,000

The accompanying notes are an integral part of the financial statements

Notes to financial statements (unaudited)

March 31, 2009

Note A - Basis of Reporting

The accompanying unaudited interim financial statements of American Bio Medica Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, the interim financial statements include all normal, recurring adjustments, which are considered necessary for a fair presentation of the financial position of the Company at March 31, 2009, and the results of its operations and cash flows for the three month periods ended March 31, 2009 and March 31, 2008.

Operating results for the three months ended March 31, 2009 are not necessarily indicative of results that may be expected for the year ending December 31, 2009. Amounts at December 31, 2008 are derived from the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

 During the three months ended March 31, 2009, there were no significant changes to the Company's critical accounting policies, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

The preparation of these interim financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, income taxes, warranty obligations, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

These unaudited interim financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. The Company's independent registered public accounting firm's report of the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008, contained an explanatory paragraph regarding the Company's ability to continue as a going concern.

Recently Adopted Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 established a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, established a framework for measuring fair value, and expanded disclosure about such fair value measurements. SFAS No. 157 became effective for our financial assets and liabilities on January 1, 2008.  Certain provisions of SFAS No. 157 relating to the Company’s nonfinancial assets and liabilities became effective January 1, 2009. The implementation of SFAS No. 157 does not materially affect the Company’s interim financial statements.

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

Cash Equivalents – The carrying amount reported in the balance sheet for cash equivalents approximates its fair value due to the short-term maturity of these instruments.

Line of Credit and Long-Term Debt – The carrying amounts of the Company’s borrowings under its line of credit agreement and other long-term debt approximates fair value, based upon current interest rates.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS No. 141(R)”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). Effective for the Company as of January 1, 2009, SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. Effective January 1, 2009, SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. The Company adopted SFAS No. 141(R) and SFAS No. 160 as of January 1, 2009 and this adoption had no impact on our interim financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 expands the disclosure requirements in SFAS No. 133, regarding an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective on January 1, 2009.  The Company adopted SFAS No. 161 as of January 1, 2009 and this adoption had no impact on our interim financial statements.

Note B – Net Loss Per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted average number of outstanding common shares during the period. Diluted net loss per common share includes the weighted average dilutive effect of stock options and warrants.

Potential common shares outstanding as of March 31, 2009 and 2008:

	March 31, 2009	March 31, 2008
Warrants	75,000	150,000
Options	3,762,080	3,768,080

For the three months ended March 31, 2009 and March 31, 2008, the number of securities not included in the diluted EPS because the effect would have been anti-dilutive were 3,837,080 and 3,918,080, respectively.

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

Note E – Line of Credit and Long-Term Debt

Real Estate Mortgage

On November 6, 2006, the Company obtained a real estate mortgage (“Real Estate Mortgage”) related to its facility in Kinderhook, New York. The loan through First Niagara Financial Group (“FNFG”) is in the amount of $775,000 and has a term of ten (10) years with a twenty (20) year amortization. The interest rate is fixed at 7.50% for the first five (5) years. Beginning with year six (6) and through the end of the loan term, the rate changes to 2% above the Federal Home Loan Bank of New York five (5) year term, fifteen (15) year Amortization Advances Rate. The Company’s monthly payment is $6,293 with the final payment being due on December 1, 2016. The loan is collateralized by the Company's facility in Kinderhook, New York and its personal property.  The amount outstanding on this mortgage was $734,000 and $739,000 at March 31, 2009 and December 31, 2008, respectively.

Line of Credit

The Company has a Line of Credit with FNFG. As disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on August 8, 2008, effective August 1, 2008, the Company and FNFG entered into an amendment to the original Loan Documents (the “Amendment”). The Amendment combined two lines of credit already in place with FNFG into one line of credit (the “Line of Credit”) and amended certain terms related to the Line of Credit. Pursuant to the Amendment, the maximum amount available under the Line of Credit was lowered to $750,000, and the maturity date of the Line of Credit was April 1, 2009. The interest rate on the Line of Credit was prime plus 1%.  Pursuant to the Amendment, the Company was required to maintain certain financial covenants; the Company’s monthly net loss was not to exceed $75,000 during any month and, while any loans or commitments are outstanding and due FNFG, the Company was to maintain a minimum debt service coverage ratio of 1.10x, to be measured at December 31, 2008. The minimum debt service coverage ratio is defined as net income plus interest expense plus depreciation plus expense related to the amortization of derivative securities divided by required principal payments over the preceding twelve months plus interest expense. There is no requirement for annual repayment of all principal on this Line of Credit and it is payable on demand. The amount outstanding on the Line of Credit was $621,000 at March 31, 2009 and $431,000 at December 31, 2008.

Term Note

On January 22, 2007, the Company entered into a Term Note with FNFG in the amount of $539,000 (the “Note”). The term of the Note is 5 years with a fixed interest rate of 7.17%. The Company’s monthly payment is $10,714 with the final payment being due on January 23, 2012. The Company has the option of prepaying the Note in full or in part at any time during the term without penalty. The loan is secured by Company assets now owned or hereafter acquired. The proceeds received were used for the purchase of automation equipment to enhance the Company's manufacturing process in its New Jersey facility. The amount outstanding on this Note was $330,000 and $356,000 at March 31, 2009 and December 31, 2008, respectively.

Forbearance Agreement

On February 4, 2009, although the Company was current with the payment schedules for its Real Estate Mortgage, Term Note and Line of Credit, the Company received a letter from FNFG notifying the Company that an event of default had occurred under the Loan Documents related to the Line of Credit, Real Estate Mortgage and Term Note (the “Credit Facilities”); the event of default occurred as a result of, among other things, the Company’s failure to comply with the maximum monthly net loss covenant set forth in the Amendment.  Pursuant to the terms of the Loan Documents, all obligations of the Company to FNFG under the Loan Documents could be declared by FNFG to be immediately due and payable. The principal amount totaled $1,636,635.97, plus interest and other charges through February 4, 2009 (collectively, the “Debt”).

The February 4, 2009 notice also stated that, as an accommodation to the Company, FNFG decided not to immediately accelerate the Debt, and that they expected the Company to enter into a Forbearance Agreement with FNFG memorializing measures and conditions required by FNFG. FNFG also notified the Company that they were reducing the commitment on the Line of Credit from $750,000 to $650,000 and placing a hold on one of our accounts held at FNFG.

On March 12, 2009, the Company entered into a Forbearance Agreement (the “Agreement”) with FNFG. The Agreement addresses the Company’s non-compliance with the maximum monthly net loss and the minimum debt service coverage ratio covenants (“Existing Defaults”) under the Loan Documents related to the Debt. Under the terms of the Agreement, FNFG will forbear from exercising its rights and remedies arising under the Loan Documents from the Existing Defaults. The Agreement is in effect until (i) June 1, 2009; or (ii) the date on which FNFG elects to terminate the Agreement upon the occurrence of an event of default under the Agreement or under the Loan Documents (other than an Existing Default); or (iii) the date on which any subsequent amendment to the Agreement becomes effective (the “Forbearance Period”).

During the Forbearance Period, FNFG will continue to place a hold on one of the Company’s accounts but agreed to release up to $5,000 per month from the account to be used for the purpose of paying a financial advisory firm engaged by the Company to find and evaluate alternative funding sources; the financial advisory firm was referred to the Company by FNFG. The Company began making payments to this financial advisory firm on March 1, 2009. As of the date of this report there is a balance of $86,000 in this account.

The maximum available under the Line of Credit during the Forbearance Period will be the lesser of $650,000, or the Net Borrowing Capacity. Net Borrowing Capacity is defined as Gross Borrowing Capacity less the Inventory Value Cap. Gross Borrowing Capacity is defined as the sum of (i) 80% of eligible accounts receivable, (ii) 20% of raw material inventory and (iii) 40% of finished goods inventory. Inventory Value Cap is defined as the lesser of $400,000, or the combined value of items (ii) and (iii) of Gross Borrowing Capacity. Since September 2008, the Company’s Net Borrowing Capacity has declined from $1,195,000 to $910,000 as of the date of this report.

During the Forbearance Period, interest will accrue on the Line of Credit at the rate of prime plus 4%, an increase from prime plus 1%. Interest accruing on the Real Estate Mortgage during the Forbearance Period remains unchanged at the fixed rate of 7.5% and interest on the Note remains unchanged at the fixed rate of 7.17%. In the event of default under the Agreement, interest under the Line of Credit will increase to the greater of prime plus 6% or 10%. The Line of Credit terminates on June 1, 2009.

Under the Agreement, during the Forbearance Period: FNFG waives any further default relating to the maximum monthly net loss covenant and minimum debt service coverage ratio provided the Company shows a net loss no greater than $300,000 for the quarter ending March 31, 2009, and on or before May 1, 2009, the Company is required to provide to FNFG a legally binding and executed commitment letter from a bona-fide third party lender setting forth the terms of a full refinancing of the Debt to close on or before June 1, 2009.

The Company is in compliance with the net loss requirement for the quarter ended March 31, 2009 and remains in compliance with its payment schedules related to the Credit Facilities. On April 1, 2009, the Company entered into a non-binding proposal with a third party related to a revolving secured line of credit of up to $1,500,000. The financing is subject to completion of the third party’s due diligence. In connection with this proposal, the Company has paid the third party a non-refundable deposit of $12,500, for their time and costs involved in their due diligence review and evaluation.  FNFG authorized the release of these funds from the Company’s account currently frozen by FNFG.

On May 6, 2009, the Company entered into Letter Agreement related to the Forbearance Agreement of March 12, 2009. The Letter Agreement requires the Company to produce to FNFG, on or before May 15, 2009, a legally binding and executed commitment letter from a bona-fide third party lender setting forth the terms of a full refinancing of the Line of Credit to close on or before June 1, 2009. Furthermore, on or before June 1, 2009, the Company must produce to FNFG a legally binding and executed commitment letters from a bona-fide third party lender setting forth the terms of a full refinancing of the Term Note and the Real Estate Mortgage to close on or before July 1, 2009. As of the date of this report, the Company continues to work with the third party lender referenced above towards finalizing a loan commitment by May 15, 2009.

Copier Lease

On May 8, 2007, the Company purchased a copier through an equipment lease with RICOH in the amount of $17,000.  The term of the lease is five (5) years with an interest rate of 14.11%.  The amount outstanding on this lease was $12,000 and $13,000 at March 31, 2009 and December 31, 2008, respectively.

Series A Debenture Financing

On August 15, 2008, the Company completed its offering of the Series A Debentures and received gross proceeds of $750,000 (see Current Report on Form 8-K and amendment on Form 8-K/A-1 filed with the Commission on August 8, 2008 and August 18, 2008 respectively). The net proceeds of the offering of Series A Debentures were $631,000 after $54,000 of placement agent fees and expenses, legal and accounting fees of $63,000 and $2,000 of state filing fees. The securities issued in this transaction were sold pursuant to the exemption from registration afforded by Rule 506 under Regulation D ("Regulation D") as promulgated by the Commission under the Securities Act of 1933, as amended (the "1933 Act"), and/or Section 4(2) of the 1933 Act.

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

As placement agent Cantone Research, Inc. (“CRI”) received a Placement Agent fee of $52,500, or 7% of the gross principal amount of Series A Debentures sold. In addition, the Company issued CRI a four (4) year warrant to purchase 30,450 shares of the Company’s common stock at an exercise price of $0.37 per share (the closing price of the Company’s common shares on the Closing Date) and a four (4) year warrant to purchase 44,550 shares of the Company’s common stock at an exercise price of $0.40 per share (the closing price of the Company’s common stock on the Series A Completion Date), (together the “Placement Agent Warrants”). All warrants issued to CRI were immediately exercisable upon issuance.

Pursuant to a Registration Rights Agreement, the Company was to use reasonable efforts to register the Conversion Shares and the shares of Common Stock issuable upon exercise of the Placement Agent Warrants, and the Company filed a Registration Statement on Form S-3 on April 15, 2009, and further amended the Registration Statement on May 5, 2009.

The Company has incurred $131,000 in costs related to the offering. Included in these costs was $12,000 of non-cash compensation expense related to the issuance of the Placement Agent Warrants to CRI. These costs will be amortized over the term of the Series A Debentures.  For the three months ended March 31, 2009, the Company amortized $8,000 of expense related to these debt issuance costs. The Company has also accrued $12,000 in interest expense at March 31, 2009 related to the Series A Debentures.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion of the Company's financial condition and the results of operations should be read in conjunction with the interim Financial Statements and Notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion contains, in addition to historical statements, forward-looking statements that involve risks and uncertainties. Our actual future results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the factors discussed in the section titled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2008. Any forward-looking statement speaks only as of the date on which such statement is made and we do not intend to update any such forward-looking statements.

Overview

During the three months ended March 31, 2009, the Company sustained a net loss of $252,000 from net sales of $2,255,000. The Company had net cash provided by operating activities of $257,000 for the first three months of 2009.

During the first three months of 2009, the Company continued to take steps to improve its financial position. Beginning in April 2008, the Company implemented a number of cost cutting initiatives including but not limited to, reducing the number of employees in selling and marketing, research and development and general and administrative departments. The Company also continued to take steps to reduce manufacturing costs related to its products to increase the Company’s gross margin. Simultaneously with these efforts, the Company continues to focus on the development of new products to address market trends and needs.

The Company's continued existence is dependent upon several factors, including its ability to raise revenue levels and reduce costs to generate positive cash flows, and to sell additional shares of the Company's common stock to fund operations and/or obtain additional credit facilities, if and when necessary.

In March 2009, the Company was notified by the United States Patent & Trademark office that it will be granted two patents; one for its oral fluid drug testing product line and the other for its all inclusive urine point of collection drug test cup product line. With these grants, ABMC's intellectual property portfolio for its drug of abuse testing line will increase to 12 United States patents and 14 foreign patents, in addition to a number of pending patent applications both within the US and internationally.

Plan of Operations

The Company’s sales strategy continues to be a focus on direct sales, while identifying new contract manufacturing opportunities and pursuing new national accounts. During the three months ended March 31, 2009, the Company continued its program to market and distribute its urine and oral fluid based point of collection tests for drugs of abuse and its Rapid Reader® drug screen results and data management system. Contract manufacturing operations also continued in the three months ended March 31, 2009.

Results of operations for the three months ended March 31, 2009 compared to the three months ended March 31, 2008

NET SALES: Net sales for the quarter ended March 31, 2009 decreased $1,044,000 or 31.6% when compared to net sales for the quarter ended March 31, 2008. Sales in all markets continued to be affected by the global economic crisis and price pressures in the first quarter of 2009. Sales in our Corporate/Workplace market (which includes our national account division) continue to be negatively impacted as new and existing employment levels of our customers either remain lower or in some cases experienced further declines. Price pressure from foreign competitors in our Government/Corrections/Law Enforcement market also continues to negatively impact that market. Sales in our International markets also declined slightly in the first quarter of 2009. We expect to continue to see declines in the Corporate/Workplace market as a result of declines in the employment levels of our customers, and increased price pressure in the Government/Corrections/Law Enforcement market, until the economy begins to recover. We are optimistic that sales in our International markets will either recover or decline at a lower rate.  To combat the sales decline we are experiencing with our current customers in the Corporate/Workplace market, we hope to close new accounts (including but not limited to new national accounts). To combat the decline in the Government/Corrections/Law Enforcement market, we have started offering our customers a modified version of our Rapid TOX Cup® product, the Rapid TOX Cup II. Certain raw material costs associated with the Rapid TOX Cup II are lower, which means we can offer the Rapid TOX Cup II at a reduced cost to our customers, which we hope will allow us to be successful in combating the price pressures in the Government/Corrections/Law Enforcement market. We will continue to focus our sales efforts on national accounts, direct sales and contract manufacturing, while striving to reduce manufacturing costs, which could enable us to be more cost competitive.

When comparing the first quarter of 2009 to the first quarter of 2008, sales of Rapid TOX®, Rapid TOX Cup and Rapid STAT™ increased. Increases in these product lines were offset by declines in sales of InCup®, Rapid Drug Screen®, OralStat® and Rapid Reader®. While most of these declines are simply the result of our lower sales levels, some of the attrition in these product lines is a result of customers switching from one product line to another due to either increased ease of use (in the case of the OralStat and Rapid STAT) or lower cost (in the case of InCup and Rapid TOX Cup).

The Company’s contract manufacturing operations currently include the manufacture of a HIV test, a test for fetal amniotic membrane rupture, and a test for RSV. Contract manufacturing sales during the first quarter of 2009 totaled $94,000, down from $131,000 in the same period a year ago.

COST OF GOODS SOLD: Cost of goods sold for the three months ending March 31, 2009 increased to 59.2% of net sales, compared to 56.7% of net sales for the three months ending March 31, 2008. Beginning in the fourth quarter of fiscal year ended December 31, 2008, the unanticipated sharp decline in sales due to the downturn of the economy negatively impacted our gross profit margin; more specifically, our labor and overhead costs and raw material expenditures were not in line with the level of sales achieved. In the first quarter of 2009, we began reducing manufacturing labor and overhead costs and raw material expenditures in efforts to improve our gross profit margin going forward, anticipating that sales will either continue to stay at lower levels or further decline until the economy recovers. As a result of these efforts, we did see some positive impact on our gross profit margin in the first quarter of 2009, however, due to the timing of the efforts, the impact was not fully realized.

OPERATING EXPENSES: Operating expenses declined 29.3%, when comparing the first quarter of 2009 to the first quarter of 2008. As a percentage of sales, operating expenses were 49.8% of net sales in the first quarter of 2009, compared to 48.2% of net sales in the first quarter of 2008. To improve its results of operations during the global economic crisis, the Company implemented a number of cost cutting initiatives and these initiatives have resulted in decreases in expenses in all three divisions as described in the following detail:

           Research and development (“R&D”) expense

R&D expenses for the first three months of 2009 decreased 26.8% when compared to the first quarter of 2008. The greatest savings was in salary expense.  In June 2008, the Vice President of Product Development retired and the Company has not filled this position, nor do we expect to fill this position in the future. The R&D department continues to focus their efforts on the enhancement of current products and exploration of contract manufacturing opportunities.

Selling and marketing expense

Selling and marketing expenses for the first three months of 2009 decreased 35.2% when compared to the first quarter of 2008.  Reductions in sales salaries and commissions, sales employee related benefits, travel expense, trade show related expense, postage, royalty expense, consulting fees, and advertising expense were partially offset by increases in marketing salaries and marketing employee related benefits. A number of these reductions stem from our cost cutting initiatives that began in 2008.

In the first quarter of 2009, we continued to promote our products through selected advertising, participation at high profile trade shows and other marketing activities. Our direct sales force continued to focus their selling efforts in our targets markets, which include but are not limited to, Corporate/Workplace, and Government/Corrections/Law Enforcement. In addition, beginning in the fourth quarter of 2008, our direct sales force began to focus more efforts on the Clinical/Physician/Hospital market, as a result of our receipt of a CLIA (Clinical Laboratory Improvement Amendments) waiver related to our Rapid TOX product line. The Clinical Laboratory Improvement Amendments (CLIA) of 1988 established quality standards for laboratory testing to ensure the accuracy, reliability and timeliness of patient test results regardless of where the test was performed. As a result, those using CLIA waived tests are not subject to the more stringent and expensive requirements of moderate or high complexity laboratories.

General and administrative (“G&A”) expense

G&A expenses for the first three months of 2009 decreased 23.3% when compared to the first quarter of 2008. Reductions in investor relations expense, quality assurance salaries and supplies, CLIA waiver expense, legal fees, patents, licenses and permits, training, computer supplies, General Service Administration fees, bad debts and bank service fees were partially offset by increases in G&A salaries, consulting fees, auto allowance, postage, repairs and maintenance, payroll service fees and depreciation.

Liquidity and Capital Resources as of March 31, 2009

The Company's cash requirements depend on numerous factors, including product development activities, sales and marketing efforts, market acceptance of its new products, and effective management of inventory levels in response to sales forecasts. The Company expects to devote substantial capital resources to continue product development, refine manufacturing efficiencies, and support direct sales efforts.  The Company will examine other growth opportunities including strategic alliances and expects such activities will be funded from existing cash and cash equivalents, issuance of additional equity or debt securities or additional borrowings subject to market and other conditions. The Company’s financial statements for the fiscal year ended December 31, 2008 were prepared assuming it will continue as a going concern. As of the date of this report, the Company does not believe that its current cash balances, together with cash generated from future operations and amounts available under our credit facilities will be sufficient to fund operations for the next twelve months. If cash generated from operations is not sufficient to satisfy our working capital and capital expenditure requirements, we will be required to sell additional equity or obtain additional credit facilities. There is no assurance that such financing will be available or that the Company will be able to complete financing on satisfactory terms, if at all.

The Company has a Line of Credit, a Real Estate Mortgage and a Term Note with FNFG (See Item I, Note E).

Working capital

The Company’s working capital decreased $181,000 at March 31, 2009, when compared to working capital at December 31, 2008. In the fourth quarter of 2008, the Company reclassified its long-term bank debt with FNFG to short-term as a result of the Company’s default under the Loan Documents related to our credit facilities with FNFG and the subsequent forbearance (See Item I, Note E).

The Company has historically satisfied its net working capital requirements through cash from operations, bank debt, occasional proceeds from the exercise of stock options and warrants (approximately $623,000 since 2002) and through the private placement of equity securities ($3,299,000 in gross proceeds since August 2001, with net proceeds of $2,963,000 after placement, legal, transfer agent, accounting and filing fees).

Dividends

The Company has never paid any dividends on its common shares and anticipates that all future earnings, if any, will be retained for use in the Company's business and it does not anticipate paying any cash dividends.

Cash Flows

Decreases in inventory and increases in accrued expenses and wages payable offset by increases in accounts receivable and decreases in accounts payable, resulted in cash provided by operations of $257,000 in the first three months of 2009.  The primary use of cash in the first quarter of 2009 was funding of operations.

Net cash used in investing activities in both the first quarter of both 2009 and 2008 was for investment in property, plant and equipment.

Net cash provided by financing activities in the first three months of 2009 consisted of net proceeds from our Line of Credit offset by payments on outstanding debt. Net cash used in financing activities in the first three months of 2008 consisted of payments on outstanding debt.

At March 31, 2009, the Company had cash and cash equivalents of $592,000.

Outlook

The Company's primary short-term capital and working capital needs relate to continued support of its research and development programs, exploring new distribution opportunities, focusing sales efforts on segments of the drugs of abuse testing market that will yield high volume sales, refining its manufacturing and production capabilities, and establishing adequate inventory levels to support expected sales. While the Company believes that its current infrastructure is sufficient to support its business, if at some point in the future, the Company experiences renewed growth in sales, it may be required to increase its current infrastructure to support sales. It is also possible that additional investments in research and development, selling and marketing and general and administrative may be necessary in the future to: develop new products in the future, enhance current products to meet the changing needs of the point of collection testing market, grow contract manufacturing operations, promote the Company’s products in its markets and institute changes that may be necessary to comply with various new public company reporting requirements including but not limited to requirements related to internal controls over financial reporting. However, the Company has taken measures to control the rate of increase of these costs to be consistent with any sales growth rate of the Company.

The Company believes that it will need to raise additional capital in fiscal 2009 to be able to continue operations. If events and circumstances occur such that the Company does not meet its current operating plans, or it is unable to raise sufficient additional equity or debt financing, or credit facilities are insufficient or not available, the Company may be required to further reduce expenses or take other steps which could have a material adverse effect on its future performance.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See “Note C – Litigation” in the Notes to interim Financial Statements included in this report for a description of pending legal proceedings in which the Company is a party.

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

AMERICAN BIO MEDICA CORPORATION
(Registrant)

By: /s/Stefan Parker
Stefan Parker
Chief Financial Officer
Executive Vice President, Finance
Principal Financial Officer and duly authorized Officer

Dated: May 14, 2009