Form 10-Q
period 2009-06-30
AMERICAN BIO MEDICA CORP
filed 2009-08-14
CIK 896747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2009

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number: 0-28666

AMERICAN BIO MEDICA CORPORATION

(Exact name of registrant as specified in its charter)

New York	14-1702188
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

122 Smith Road, Kinderhook, New York	12106
(Address of principal executive offices)	(Zip Code)

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

21,744,768 Common Shares as of August 13, 2009

American Bio Medica Corporation

Index to Quarterly Report on Form 10-Q
For the quarter ended June 30, 2009

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

American Bio Medica Corporation
Balance Sheets

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$587,000	$201,000
Accounts receivable - net of allowance for doubtful accounts of $105,000 at both June 30, 2009 and December 31, 2008	1,453,000	1,161,000
Inventory – net of reserve for slow moving and obsolete inventory of $308,000 at both June 30, 2009 and December 31, 2008	4,461,000	5,552,000
Prepaid expenses and other current assets	122,000	97,000
Total current assets	6,623,000	7,011,000

Property, plant and equipment, net	1,813,000	1,961,000
Debt issuance costs	100,000	117,000
Other assets	51,000	47,000
Total assets	$8,587,000	$9,136,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,389,000	$1,568,000
Accrued expenses and other current liabilities	484,000	544,000
Wages payable	319,000	230,000
Line of credit	575,000	431,000
Current portion of long-term debt	1,036,000	1,098,000
Current portion of unearned grant	10,000	10,000
Total current liabilities	3,813,000	3,881,000

Other long-term liabilities	200,000	207,000
Long-term debt	758,000	760,000
Unearned grant	30,000	30,000
Total liabilities	4,801,000	4,878,000

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Preferred stock; par value $.01 per share; 5,000,000 shares authorized, none issued and outstanding at June 30, 2009 and December 31, 2008
Common stock; par value $.01 per share; 50,000,000 shares authorized; 21,744,768 issued and outstanding at both June 30, 2009 and December 31, 2008	217,000	217,000
Additional paid-in capital	19,279,000	19,279,000
Accumulated deficit	(15,710,000)	(15,238,000)

Total stockholders’ equity	3,786,000	4,258,000

Total liabilities and stockholders’ equity	$8,587,000	$9,136,000

The accompanying notes are an integral part of the financial statements

American Bio Medica Corporation
Statements of Operations
(Unaudited)

	For The Six Months Ended
	June 30,
	2009	2008

Net sales	$5,063,000	$6,764,000

Cost of goods sold	2,988,000	3,719,000

Gross profit	2,075,000	3,045,000

Operating expenses:
Research and development	208,000	316,000
Selling and marketing	1,070,000	1,484,000
General and administrative	1,171,000	1,441,000
	2,449,000	3,241,000

Operating loss	(374,000)	(196,000)

Other income (expense):
Interest income	1,000	2,000
Interest expense	(96,000)	(66,000)
Other expense	(2,000)	(4,000)
	(97,000)	(68,000)

Loss before tax	(471,000)	(264,000)

Income tax

Net loss after tax	$(471,000)	$(264,000)

Basic and diluted loss per common share	$(0.02)	$(0.01)

Weighted average number of shares outstanding – basic & diluted	21,744,768	21,744,768

The accompanying notes are an integral part of the financial statements

American Bio Medica Corporation
Statements of Operations
(Unaudited)

	For The Three Months Ended
	June 30,
	2009	2008

Net sales	$2,808,000	$3,465,000

Cost of goods sold	1,652,000	1,847,000

Gross profit	1,156,000	1,618,000

Operating expenses:
Research and development	106,000	178,000
Selling and marketing	572,000	716,000
General and administrative	648,000	758,000
	1,326,000	1,652,000

Operating loss	(170,000)	(34,000)

Other income (expense):
Interest income		1,000
Interest expense	(49,000)	(31,000)
Other expense
	(49,000)	(30,000)

Loss before tax	(219,000)	(64,000)

Income tax

Net loss after tax	$(219,000)	$(64,000)

Basic and diluted loss per common share	$(0.01)	$0.00

Weighted average number of shares outstanding – basic & diluted	21,744,768	21,744,768

The accompanying notes are an integral part of the financial statements

American Bio Medica Corporation
Statements of Cash Flows
(Unaudited)

	For The Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(471,000)	$(264,000)
Adjustments to reconcile net loss to net cash provided by / (used in) operating activities:
Depreciation	171,000	181,000
Loss on disposal of fixed assets	2,000	4,000
Amortization of debt issuance costs	17,000
Changes in:
Accounts receivable	(292,000)	(216,000)
Inventory	1,091,000	(187,000)
Prepaid expenses and other current assets	(25,000)	(31,000)
Other non-current assets	(4,000)	50,000
Accounts payable	(180,000)	243,000
Accrued expenses and other current liabilities	(60,000)	236,000
Patent sublicense		(50,000)
Wages payable	89,000	31,000
Other long-term liabilities	(7,000)
Net cash provided by / (used in) operating activities	331,000	(3,000)

Cash flows from investing activities:
Purchase of property, plant and equipment	(25,000)	(25,000)
Net cash used in investing activities	(25,000)	(25,000)

Cash flows from financing activities:
Payments on debt financing	(63,000)	(59,000)
Net proceeds (payments) from line of credit	143,000	(157,000)
Net cash provided by / (used in) financing activities	80,000	(216,000)

Net increase / (decrease) in cash and cash equivalents	386,000	(244,000)
Cash and cash equivalents - beginning of period	201,000	336,000

Cash and cash equivalents - end of period	$587,000	$92,000

Supplemental disclosures of cash flow information
Cash paid during period for interest	$96,000	$66,000

The accompanying notes are an integral part of the financial statements

Notes to financial statements (unaudited)

June 30, 2009

Note A - Basis of Reporting

The accompanying unaudited interim financial statements of American Bio Medica Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, the interim financial statements include all normal, recurring adjustments, which are considered necessary for a fair presentation of the financial position of the Company at June 30, 2009, and the results of its operations for the three and six month periods ended June 30, 2009 and June 30, 2008, and cash flows for the six month periods ended June 30, 2009 and June 30, 2008.

Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of results that may be expected for the year ending December 31, 2009. Amounts at December 31, 2008 are derived from the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

 During the six months ended June 30, 2009, there were no significant changes to the Company's critical accounting policies, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

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

Recently Adopted Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 established a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, established a framework for measuring fair value, and expanded disclosure about such fair value measurements. SFAS No. 157 became effective for the Company’s financial assets and liabilities on January 1, 2008. Certain provisions of SFAS No. 157 relating to the Company’s nonfinancial assets and liabilities became effective January 1, 2009. The implementation of SFAS No. 157 does not materially affect the Company’s interim financial statements.

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

Cash and Cash Equivalents – The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value due to the short-term maturity of these instruments.

Line of Credit and Long-Term Debt – The carrying amounts of the Company’s borrowings under its line of credit agreement and other long-term debt approximates fair value, based upon current interest rates.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS No. 141(R)”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). Effective for the Company as of January 1, 2009, SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. Effective January 1, 2009, SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. The Company adopted SFAS No. 141(R) and SFAS No. 160 as of January 1, 2009 and this adoption had no impact on the Company’s interim financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 expands the disclosure requirements in SFAS No. 133, regarding an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective on January 1, 2009.  The Company adopted SFAS No. 161 as of January 1, 2009 and this adoption had no impact on the Company’s interim financial statements.

 In May 2009, the FASB issued SFAS No. 165 - “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009.  SFAS No. 165 requires additional disclosures only, and therefore did not have an impact on the Company’s financial position, results of operations or cash flows.  We have evaluated subsequent events through August 14, 2009, the date we have issued this Quarterly Report on Form 10-Q.

In June 2009, the FASB issued SFAS No. 166 – “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS No. 166”). SFAS No. 166 amends FAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” by: eliminating the concept of a qualifying special-purpose entity (“QSPE”); clarifying and amending the derecognition criteria for a transfer to be accounted for as a sale; amending and clarifying the unit of account eligible for sale accounting; and requiring that a transferor initially measure at fair value and recognize all assets obtained (for example beneficial interests) and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale. Additionally, on and after the effective date, existing QSPEs (as defined under previous accounting standards) must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance. SFAS No. 166 requires enhanced disclosures about, among other things, a transferor’s continuing involvement with transfers of financial assets accounted for as sales, the risks inherent in the transferred financial assets that have been retained, and the nature and financial effect of restrictions on the transferor’s assets that continue to be reported in the statement of financial position. SFAS No. 166 will be effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009. The Company is currently evaluating the impact that this standard will have on its financial statements.

In June 2009, the FASB issued SFAS No. 167 – “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”). SFAS No. 167 FAS No. 167 amends FIN 46(R), “Consolidation of Variable Interest Entities,” and changes the consolidation guidance applicable to a variable interest entity (“VIE”). It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. Previously, FIN 46(R) required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. QSPEs, which were previously exempt from the application of this standard, will be subject to the provisions of this standard when it becomes effective. SFAS No. 167 also requires enhanced disclosures about an enterprise’s involvement with a VIE. SFAS No. 167 will be effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009. The Company is currently evaluating the impact that this standard will have on its financial statements.

In June 2009, the FASB issued SFAS No. 168 – “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS No. 168”). SFAS No. 168 replaces SFAS No. 162 – “The Hierarchy of Generally Accepted Accounting Principles” and identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. SFAS No. 168 will become effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of SFAS No. 168 to have any material impact on its financial statements.

Note B – Net Loss Per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted average number of outstanding common shares during the period. Diluted net loss per common share includes the weighted average dilutive effect of stock options and warrants.

Potential common shares outstanding as of June 30, 2009 and 2008:

	June 30, 2009	June 30, 2008
Warrants	75,000	150,000
Options	3,762,080	3,768,080

For the three and six months ended June 30, 2009 and June 30, 2008, the number of securities not included in the diluted EPS because the effect would have been anti-dilutive were 3,837,080 and 3,918,080, respectively.

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

Note E – Lines of Credit and Long-Term Debt

Real Estate Mortgage

On November 6, 2006, the Company obtained a real estate mortgage (“Real Estate Mortgage”) related to its facility in Kinderhook, New York. The loan through First Niagara Financial Group (“FNFG”) is in the amount of $775,000 and has a term of ten (10) years with a twenty (20) year amortization. The interest rate is fixed at 7.5% for the first five (5) years. Beginning with year six (6) and through the end of the loan term, the rate changes to 2% above the Federal Home Loan Bank of New York five (5) year term, fifteen (15) year Amortization Advances Rate. The Company’s monthly payment is $6,293 with the final payment being due on December 1, 2016. The loan is collateralized by the Company's facility in Kinderhook, New York and its personal property.  The amount outstanding on this mortgage was $730,000 and $739,000 at June 30, 2009 and December 31, 2008, respectively.

Term Note

On January 22, 2007, the Company entered into a Term Note with FNFG in the amount of $539,000 (the “Note”). The term of the Note is 5 years with a fixed interest rate of 7.17%. The Company’s monthly payment is $10,714 with the final payment being due on January 23, 2012. The Company has the option of prepaying the Note in full or in part at any time during the term without penalty. The loan is secured by Company machinery and equipment now owned or hereafter acquired. The proceeds received were used for the purchase of automation equipment to enhance the Company's manufacturing process in its New Jersey facility. The amount outstanding on this Note was $303,000 and $356,000 at June 30, 2009 and December 31, 2008, respectively.

FNFG Line of Credit

Through June 30, 2009, the Company had a Line of Credit with FNFG (“FNFG Line of Credit”). As a result of the Company’s Forbearance Agreement with FNFG (see caption titled “FNFG Forbearance Agreement”), the maximum amount available under the FNFG Line of Credit was the lesser of $650,000, or the Net Borrowing Capacity. Net Borrowing Capacity was defined as Gross Borrowing Capacity less the Inventory Value Cap. Gross Borrowing Capacity was defined as the sum of (i) 80% of eligible accounts receivable, (ii) 20% of raw material inventory and (iii) 40% of finished goods inventory. Inventory Value Cap was defined as the lesser of $400,000, or the combined value of items (ii) and (iii) of Gross Borrowing Capacity. The interest rate on the Line of Credit was prime plus 4%.

The Company was required to maintain certain financial covenants (see caption titled “FNFG Forbearance Agreement”). There was no requirement for annual repayment of all principal on the FNFG Line of Credit, which was payable on demand. The amount outstanding on the FNFG Line of Credit was $575,000 at June 30, 2009 and $431,000 at December 31, 2008. The Company refinanced the FNFG Line of Credit on July 1, 2009 (see caption titled “Rosenthal and Rosenthal, Inc. (“Rosenthal”) Line of Credit”).

FNFG Forbearance Agreement

On February 4, 2009, although the Company was current with the payment schedules for its Real Estate Mortgage, Term Note and FNFG Line of Credit (together, the “Credit Facilities”), the Company received a notice from FNFG that an event of default had occurred under the Loan Documents related to the Credit Facilities; consisting of, among other things, the Company’s failure to comply with the maximum monthly net loss covenant.

On March 12, 2009, the Company entered into a Forbearance Agreement (the “Forbearance Agreement”) addressing the Company’s non-compliance with the maximum monthly net loss and the minimum debt service coverage ratio covenants (“Existing Defaults”). Under the terms of the Forbearance Agreement, FNFG forbore from exercising its rights and remedies arising under the Loan Documents from the Existing Defaults. The Forbearance Agreement was to be in effect until June 1, 2009; unless earlier terminated or thereafter extended (the “Forbearance Period”).

The maximum available under the FNFG Line of Credit during the Forbearance Period was decreased from $750,000 to the lesser of $650,000 or the Net Borrowing Capacity. During the Forbearance Period, interest accrued on the Line of Credit at the rate of prime plus 4%, an increase from prime plus 1%. Interest accruing on the Real Estate Mortgage and Term Note during the Forbearance Period remained unchanged. In the event of default under the Forbearance Agreement, interest under the FNFG Line of Credit would increase to the greater of prime plus 6%, or 10% per annum.

During the Forbearance Period, FNFG waived any further recourse relating to the Existing Defaults provided the Company showed a net loss no greater than $300,000 for the quarter ending March 31, 2009. On or before May 1, 2009, the Company was required to provide to FNFG a commitment from a bona-fide third party lender for a full refinancing of the Credit Facilities, to close on or before June 1, 2009.  The Company was in compliance with the net loss requirement for the quarter ended March 31, 2009, and throughout the quarter ended June 30, 2009, remained in compliance with its payment schedules under the Credit Facilities.

During the Forbearance Period, FNFG continued to place a hold on one of the Company’s cash accounts but agreed to release up to $5,000 per month from the account to be used for the purpose of paying Corporate Fuel Securities, LLC, (“Corporate Fuel”), a financial advisory firm engaged by the Company to find and evaluate alternative funding sources; Corporate Fuel was referred to the Company by FNFG. The Company began making payments to Corporate Fuel on March 1, 2009. As of June 30, 2009, there was $60,000 remaining in this frozen account.

On May 6, 2009, the Company and FNFG entered into Letter Agreement (the “May Letter Agreement”) which revised the terms and conditions of the Forbearance Agreement. The May Letter Agreement extended to May 15, 2009, the Company’s obligation to obtain a commitment from a bona-fide third party lender for a full refinancing of the FNFG Line of Credit to close on or before June 1, 2009. The May Letter Agreement also required the Company to obtain, on or before June 1, 2009, commitments from a bona-fide third party lender for a full refinancing of the Real Estate Mortgage and Term Note to close on or before July 1, 2009.

The Company was unable to close on a full refinancing of the FNFG Line of Credit, and to obtain the required commitment to refinance the Term Note and Real Estate Mortgage by June 1, 2009, however, the Company was in the final stages of completing a full refinance of the FNFG Line of Credit. On June 3, 2009, the Company and FNFG entered into a Letter Agreement (the “June Letter Agreement”), which further amended the Forbearance Agreement. The June Letter Agreement required the Company to close on a full refinancing of the FNFG Line of Credit on or before June 12, 2009, and to obtain, on or before July 1, 2009, commitments from a bona-fide third party lender for a full refinancing of the Real Estate Mortgage and Term Note, to close on or before August 1, 2009.

Although the Company did not close on a full refinancing of the FNFG Line of Credit by June 12, 2009, through its financial advisor, the Company continued to be in close contact with FNFG apprising them of developments related to the refinancing of the FNFG Line of Credit. As discussed further below, the Company did close on a refinancing of the FNFG Line of Credit on July 1, 2009.

On July 6, 2009, the Company and FNFG entered into a Letter Agreement (the “July Letter Agreement”), which further amended the Forbearance Agreement. The July Letter Agreement extended the Forbearance Period to September 30, 2009, unless earlier terminated by FNFG upon default or extended by mutual agreement, and required the Company to close on a full refinancing of the FNFG Line of Credit on or before July 31, 2009. The July Letter Agreement also amended the Forbearance Agreement to require the Company to obtain, on or before September 1, 2009, legally binding and executed commitment letters from a bona-fide third party lender setting forth the terms of a full refinancing of the Company’s Real Estate Mortgage and Term Note to close on or before September 30, 2009.

The July Letter Agreement also required the Company to provide FNFG, on or before July 3, 2009, with written evidence that it provided compensation for and retained a qualified capital/financial consultant reasonably acceptable to FNFG through at least September 30, 2009, to assist the Company in the process of obtaining a full and timely refinancing of the Real Estate Mortgage and Term Note. All other terms of the Forbearance Agreement remain in full force and effect and all rights and remedies of the parties are fully reserved. To comply with the capital/financial consultant requirement, on July 2, 2009, the Company entered into a new financial advisory agreement (the “Financial Advisory Agreement”) with Corporate Fuel to assist the Company in the refinancing process related to its Real Estate Mortgage and Term Note. Under the Financial Advisory Agreement, Corporate Fuel will continue to act as the Company’s financial advisor through December 31, 2009 and on July 8, 2009, Corporate Fuel received a retainer of $15,000 to pay for its services through September 30, 2009.

Rosenthal & Rosenthal, Inc. (“Rosenthal”) Line of Credit

On April 1, 2009, the Company received a non-binding proposal from Rosenthal and Rosenthal, Inc. (“Rosenthal”) for a revolving secured line of credit of up to $1,500,000, subject to completion of due diligence. In connection with this proposal, the Company paid Rosenthal a non-refundable deposit of $20,000, for their time and costs involved in the due diligence review and evaluation. A portion of this deposit was paid from the account currently frozen by FNFG. Upon closing this refinancing (see below), the Company was refunded $5,000 of the deposit as a credit to the outstanding Rosenthal Line of Credit balance.

On July 1, 2009 (the “Closing Date”), the Company entered into a Financing Agreement (the “Refinancing Agreement”) with Rosenthal to refinance the FNFG Line of Credit. Under the Refinancing Agreement, Rosenthal agreed to provide the Company with up to $1,500,000 under a revolving secured line of credit (“Line of Credit”) that is collateralized by a first security interest in all of the Company’s receivables, inventory, and intellectual property, and a second security interest in the Company’s machinery and equipment, leases, leasehold improvements, furniture and fixtures. The maximum availability of $1,500,000 (“Maximum Availability”) is subject to an availability formula (the “Availability Formula”) based on certain percentages of accounts receivable and inventory, and elements of the Availability Formula are subject to periodic review and revision by Rosenthal. Upon entering into the Refinancing Agreement, the Company’s availability under the Line of Credit  (“Loan Availability”) was $1,170,000. From the Loan Availability, the Company drew approximately $646,000 to pay off funds drawn against the FNFG Line of Credit. The remaining Loan Availability is being used by the Company for working capital.

The Company was charged a facility fee of 1% of the amount of the Maximum Facility, which was payable on the Closing Date and is payable on each anniversary of the Closing Date thereafter. Under the Refinancing Agreement, the Company will also pay an administrative fee of $1,500 per month for as long as the Line of Credit is in place.

Interest on outstanding borrowings (which do not exceed the Availability Formula) is payable monthly and is charged at variable annual rates equal to (a) 4% above the JPMorgan Chase Bank prime rate (“Prime Rate”) for amounts borrowed with respect to eligible accounts receivable (the “Effective Rate”), and (b) 5% above the Prime Rate for amounts borrowed with respect to eligible inventory (the “Inventory Rate”). Any loans or advances, which exceed the Availability Formula will be charged at the rate of 3% per annum in excess of the Inventory Rate (the “Over-Advance Rate”). If the Company were to default under the Refinancing Agreement, interest on outstanding borrowings would be charged at the rate of 3% per annum above the Over Advance Rate. The minimum interest charges payable to Rosenthal each month are $4,000.

So long as any obligations are due to Rosenthal under the Line of Credit, the Company must maintain working capital of not less than $2,000,000 and tangible net worth, as defined by the Refinancing Agreement, of not less than $4,000,000 at the end of each fiscal quarter. Under the Refinancing Agreement, tangible net worth is defined as (a) the aggregate amount of all Company assets (in accordance with generally acceptable accounting principles, or GAAP), excluding such other assets as are properly classified as intangible assets under GAAP, less (b) the aggregate amount of liabilities (excluding liabilities that are subordinate to Rosenthal).  Failure to comply with the working capital and tangible net worth requirements defined under the Refinancing Agreement would constitute an event of default and all amounts outstanding would, at Rosenthal’s option, be immediately due and payable without notice or demand. Upon the occurrence of any such default, in addition to other remedies provided under the Agreement, the Company would be required to pay to Rosenthal a charge at the rate of the Over-Advance Rate plus 3% per annum on the outstanding balance from the date of default until the date of full payment of all amounts to Rosenthal. However, in no event would the default rate exceed the maximum rate permitted by law.

As a condition to the financing, the Company’s Chief Executive Officer, Stan Cipkowski  (“Cipkowski”) was required to execute a Validity Guarantee (the “Validity Guarantee”). Under the Validity Guarantee, Cipkowski provides representations and warranties with respect to the validity of the Company’s receivables and guarantees the accuracy of the Company’s reporting to Rosenthal related to the Company’s receivables and inventory. The Validity Guarantee places Cipkowski’s personal assets at risk in the event of a breach of such representations, warranties and guarantees. As compensation for his execution of the Validity Guarantee, Cipkowski’s current employment contract has been extended to be coterminous with the Line of Credit; all other terms and provisions of Cipkowski’s current employment contract remain unchanged. On July 1, 2009, Cipkowski was also awarded an option grant representing 500,000 common shares of the Company under the Company’s Fiscal 2001 stock option plan, at an exercise price of $0.20, the closing price of the Company’s common shares on the date of the grant. The option grant vests over three (3) years in equal installments.

As another condition to the financing, the Company’s President and Chairman of the Board, Edmund Jaskiewicz (“Jaskiewicz”) was required to execute an Agreement of Subordination and Assignment (“Subordination Agreement”) related to $124,000 currently owed to Jaskiewicz by the Company (the “Jaskiewicz Debt”). Under the Subordination Agreement, the Jaskiewicz Debt shall not be payable, shall be junior in right to the Rosenthal facility and no payment may be accepted or retained by Jaskiewicz unless and until the Company has paid and satisfied in full any obligations to Rosenthal.   Furthermore, the Jaskiewicz Debt was assigned and transferred to Rosenthal as collateral for the Rosenthal facility.

As compensation for his execution of the Subordination Agreement, on July 1, 2009 Jaskiewicz was awarded an option grant representing 50,000 common shares of the Company under the Company’s Fiscal 2001 stock option plan, at an exercise price of $0.20, the closing price of the Company’s common shares on the date of the grant. The option grant is immediately exercisable. Upon the 2nd and 3rd anniversary of the original stock option grant, Jaskiewicz will be awarded additional option grants of 50,000 each (“Additional Grants”). The exercise prices of the Additional Grants will be the closing price of the Company’s common shares on the date of each grant, and the Additional Grants will be immediately exercisable. The Additional Grants shall only be awarded if the Jaskiewicz Debt, or any remaining portion thereof, has not been repaid. If the Jaskiewicz Debt has been repaid in full, no Additional Grants will be issued.

The Refinancing Agreement terminates on May 31, 2012; however, the Company may terminate the Agreement on any anniversary of the Closing Date with at least 90 days and not more than 120 days advance written notice to Rosenthal. If the Company elects to terminate the Refinancing Agreement prior to the expiration date, the Company will pay to Rosenthal a fee of (a) 3% of the Maximum Availability if such termination occurs prior to the first anniversary of the Closing Date, (b) 2% of the Maximum Availability if such termination occurs on or after the first anniversary of the Closing Date but prior to the second anniversary of the Closing Date, and (c) 1% of the Maximum Availability if such termination occurs on or after the second anniversary of the Closing Date. The Line of Credit is payable on demand and Rosenthal may terminate the Refinancing Agreement at any time by giving the Company 45 days advance written notice.

Copier Lease

On May 8, 2007, the Company purchased a copier through an equipment lease with RICOH in the amount of $17,000.  The term of the lease is five (5) years with an interest rate of 14.11%.  The amount outstanding on this lease was $11,000 and $13,000 at June 30, 2009 and December 31, 2008, respectively.

Series A Debenture Financing

On August 15, 2008, the Company completed its offering of the Series A Debentures and received gross proceeds of $750,000 (see Current Report on Form 8-K and amendment on Form 8-K/A-1 filed with the Commission on August 8, 2008 and August 18, 2008 respectively). The net proceeds of the offering of Series A Debentures were $631,000 after $54,000 of placement agent fees and expenses, legal and accounting fees of $63,000 and $2,000 of state filing fees. The securities issued in this transaction were sold pursuant to the exemption from registration afforded by Rule 506 under Regulation D ("Regulation D") as promulgated by the Commission under the Securities Act of 1933, as amended (the "1933 Act"), and/or Section 4(2) of the 1933 Act. Pursuant to a Registration Rights Agreement, the Company was to use reasonable efforts to register the Conversion Shares and the shares of Common Stock issuable upon exercise of the Placement Agent Warrants, and the Company filed a Registration Statement on Form S-3 on April 15, 2009, and further amended the Registration Statement on May 5, 2009. The Registration Statement was declared effective by the Commission on June 10, 2009.

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

The Company has incurred $131,000 in costs related to the offering. Included in these costs was $12,000 of non-cash compensation expense related to the issuance of the Placement Agent Warrants to CRI. These costs will be amortized over the term of the Series A Debentures. For the six months ended June 30, 2009, the Company amortized $17,000 of expense related to these debt issuance costs. The Company has also accrued $31,000 in interest expense at June 30, 2009 related to the Series A Debentures.

Note F – Subsequent Events

The Company adopted the requirements of SFAS No. 165 and has evaluated subsequent events through the filing date of this Quarterly Report on Form 10-Q.  There were no subsequent events required to be recognized or disclosed in the financial statements except as disclosed herein in Note E.

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

Overview

During the six months ended June 30, 2009, the Company sustained a net loss of $471,000 from net sales of $5,063,000. The Company had net cash provided by operating activities of $331,000 for the first six months of 2009.

During the first half of 2009, the Company continued to experience year over year declines in sales as a result of the general condition of the global economy; although the rate of the decline did improve from the declines experienced in the first quarter of 2009. To improve its financial condition during this time, the Company has implemented a number of cost cutting initiatives. The Company also continued to take steps to reduce manufacturing costs related to its products to increase the Company’s gross margin. Simultaneously with these efforts, the Company continues to focus on the development of new products to address market trends and needs.

The Company's continued existence is dependent upon several factors, including its ability to raise revenue levels and reduce costs to generate positive cash flows, and to sell additional shares of the Company's common stock to fund operations and/or obtain additional credit facilities, if and when necessary.

Plan of Operations

The Company’s sales strategy continues to be a focus on direct sales, while identifying new contract manufacturing opportunities and pursuing new national accounts. During the six months ended June 30, 2009, the Company continued its program to market and distribute its urine and oral fluid based point of collection tests for drugs of abuse and its Rapid Reader® drug screen results and data management system. Contract manufacturing operations also continued in the six months ended June 30, 2009.

Results of operations for the six months ended June 30, 2009 compared to the six months ended June 30, 2008

NET SALES: Net sales in the first half of 2009 decreased $1,701,000 or 25.1% when compared to net sales for the first half of 2008. Sales in the first half of 2009 continued to be affected by global economic conditions and price pressures; although, as previously noted, year over year sales declines experienced in the second quarter of 2009 were less than year over year declines experienced in the first quarter of 2009. In the first quarter of 2009, we started offering our customers a modified version of our Rapid TOX Cup® product, the Rapid TOX Cup II, to address sales declines in the Government/Criminal Justice market due to competition with foreign manufacturers (certain raw material costs associated with the Rapid TOX Cup II are lower, which means we can offer the Rapid TOX Cup II at a reduced cost to our customers). To date, the Rapid TOX Cup II product is being well received by our customers. In the first half of 2009, we did close a number of accounts in the Government/Criminal Justice market as a result of offering the Rapid TOX Cup II so, although price pressure from foreign competitors in our Government/Criminal Justice market continues to negatively impact that market; early indications are that we may be able to mitigate that impact with the Rapid TOX Cup II.

Sales in our Corporate/Workplace market (which includes our national account division) continue to be negatively impacted as new and existing employment levels of our customers either remain lower or in some cases decrease further. International Sales and Contract Manufacturing sales also declined in the first half of 2009.

Until the economy recovers, we expect to continue to see declines in our core markets (Corporate/Workplace and Government/Criminal Justice) as a result of declines in the employment and hiring levels of our customers, and price pressure in our markets, but we are hopeful that these decline rates will either stabilize or improve. We are optimistic that sales in our International markets will either recover or decline at a lower rate. To combat the sales decline we are experiencing with our current customers in the Corporate/Workplace market, we hope to close new accounts (including, but not limited to, new national accounts). We will continue to focus our sales efforts on national accounts, direct sales and contract manufacturing, while striving to reduce manufacturing costs, which could enable us to be more cost competitive.

When comparing the first half of 2009 to the first half of 2008, sales of Rapid TOX®, Rapid TOX Cup (which includes Rapid TOX Cup II) and Rapid STAT™ increased. Increases in these product lines were offset by declines in sales of InCup®, Rapid Drug Screen®, Rapid TEC®, OralStat® and Rapid Reader®. While most of these declines are simply the result of our lower sales levels, some of the attrition in these product lines is a result of customers switching from one product line to another due to lower cost or increased ease of use.

The Company’s contract manufacturing operations currently include the manufacture of a HIV test, a test for fetal amniotic membrane rupture, and a test for RSV (Respiratory Syncytial Virus).  Contract manufacturing sales during the first half of 2009 totaled $132,000, down from $271,000 in the same period a year ago. This decrease is primarily the result of declines in sales of the RSV product and the fetal amniotic membrane rupture test, which were offset by increases in sales of the HIV test.

COST OF GOODS SOLD: Cost of goods sold for the six months ending June 30, 2009 increased to 59.0% of net sales, compared to 55.0% of net sales for the same period a year ago. In the fourth quarter of 2008, we experienced a sharp decline in sales. To address this decline, in the first quarter of 2009 we decreased product manufacturing and reduced labor and overhead costs in efforts to improve our gross profit margin going forward, anticipating that sales will either continue to stay at lower levels or further decline until the economy recovers. Due to the timing of these efforts, the impact was not realized throughout the entire first half of 2009. As a result of the sales decline, we began to cut back on the amount of product being manufactured, however, even though we began reducing labor and overhead costs, some of our labor and overhead costs are fixed and such fixed costs were allocated to a reduced number of manufactured products.

In addition, in the second quarter of 2009, sales in the Corporate/Workplace market (typically better margin sales) continued to decline while sales in the Government/Criminal Justice (typically lower margin sales due to price pressures from foreign manufacturers) improved. And finally, in the second quarter of 2009, the sales decline was not as great as in the first quarter of 2009, therefore to meet manufacturing needs, we increased our level of production personnel (from the lower levels required in the first quarter of 2009), which impacted our labor and overhead costs.

OPERATING EXPENSES: Operating expenses declined 24.4%, when comparing the first half of 2009 to the first half of 2008. To improve its results of operations during the global economic crisis, the Company implemented a number of cost cutting initiatives and these initiatives have resulted in decreases in expenses in all three divisions as described in the following detail:

Research and Development (“R&D”) expense

R&D expenses for the first six months of 2009 decreased 34.2% when compared to the first six months of 2008. The greatest savings was in salary expense. In June 2008, the Vice President of Product Development retired and the Company has not filled this position, nor do we expect to fill this position in the future. Additional savings in FDA compliance costs, consulting fees, utilities, supplies and travel were minimally offset by an increase in repairs and maintenance costs. Our R&D department continues to focus their efforts on the enhancement of current products and exploration of contract manufacturing opportunities.

Selling and Marketing expense

Selling and marketing expenses for the first six months of 2009 decreased 27.9% when compared to the first six months of 2008. Reductions in sales salaries and commissions, sales employee related benefits, sales auto expense, travel related expense, customer relations, trade show related expense, supplies, royalty expense, marketing consulting fees, advertising expense and depreciation were partially offset by increases in marketing salaries, dues and subscriptions, and postage. A number of these reductions stem from our cost cutting initiatives that began in 2008.

In the first half of 2009, we continued to promote our products through selected advertising, participation at high profile trade shows and other marketing activities. Our direct sales force continued to focus their selling efforts in our target markets, which include, but are not limited to, Corporate/Workplace, and Government/Criminal Justice. In addition, beginning in the fourth quarter of 2008, our direct sales force began to focus more efforts on the Clinical/Physician/Hospital market, as a result of the receipt of our CLIA waiver for our Rapid TOX product line in August 2008. CLIA stands for Clinical Laboratory Improvement Amendments, and the Clinical Laboratory Improvement Amendments of 1988 established quality standards for laboratory testing to ensure the accuracy, reliability and timeliness of patient test results regardless of where the test was performed. As a result, those using CLIA waived tests are not subject to the more stringent and expensive requirements of moderate or high complexity laboratories.

General and Administrative (“G&A”) expense

G&A expenses for the first six months of 2009 decreased 18.7% when compared to the first six months of 2008. Decreases in investor relations expense, quality assurance salaries and supplies, warehouse salaries, shipping supplies, CLIA waiver expense, insurance costs, patents, licenses and permits, office and computer supplies, bad debts and bank service fees were partially offset by increases in consulting fees, debt placement fees, legal expenses, auto expense, ISO fees, outside service fees, telephone, repairs and maintenance, payroll service fees and depreciation.

Results of operations for the three months ended June 30, 2009 compared to the three months ended June 30, 2008

NET SALES: Net sales for the second quarter of 2009 decreased $657,000 or 19.0% when compared to net sales for the second quarter of 2008. Sales in the second quarter of 2009 continued to be affected by global economic conditions and price pressures; although, as previously noted, year over year sales declines experienced in the second quarter of 2009 were less than year over year declines experienced in the first quarter of 2009. In the first quarter of 2009, we started offering our customers a modified version of our Rapid TOX Cup® product, the Rapid TOX Cup II, to address sales declines in the Government/Criminal Justice market due to competition with foreign manufacturers (certain raw material costs associated with the Rapid TOX Cup II are lower, which means we can offer the Rapid TOX Cup II at a reduced cost to our customers). To date, the Rapid TOX Cup II product is being well received by our customers. In the second quarter of 2009, we did close a number of accounts in the Government/Criminal Justice market as a result of offering the Rapid TOX Cup II so, although price pressure from foreign competitors in our Government/Criminal Justice market continues to negatively impact that market; early indications are that we may be able to mitigate that impact with the Rapid TOX Cup II.

Sales in our Corporate/Workplace market (which includes our national account division) continued to be negatively impacted in the second quarter of 2009 as new and existing employment levels of our customers either remain lower or in some cases decrease further. International Sales and Contract Manufacturing sales also declined in the second quarter of 2009.

Until the economy recovers, we expect to continue to see declines in our core markets (Corporate/Workplace and Government/Criminal Justice) as a result of declines in the employment and hiring levels of our customers, and price pressure in our markets, but we are hopeful that these decline rates will either stabilize or improve. We are optimistic that sales in our International markets will either recover or decline at a lower rate. To combat the sales decline we are experiencing with our current customers in the Corporate/Workplace market, we hope to close new accounts (including but not limited to new national accounts). We will continue to focus our sales efforts on national accounts, direct sales and contract manufacturing, while striving to reduce manufacturing costs, which could enable us to be more cost competitive.

When comparing the second quarter of 2009 to the second quarter of 2008, sales of OralStat, Rapid TOX, Rapid TOX Cup (which includes Rapid TOX Cup II) increased. Increases in these product lines were offset by declines in sales of InCup, Rapid Drug Screen, Rapid TEC, Rapid STAT and Rapid Reader. While most of these declines are simply the result of our lower sales levels, some of the attrition in these product lines is a result of customers switching from one product line to another due to lower cost or increased ease of use.

The Company’s contract manufacturing operations currently include the manufacture of a HIV test, a test for fetal amniotic membrane rupture, and a test for RSV. Contract manufacturing sales during the second quarter of 2009 totaled $38,000, down from $139,000 in the same period a year ago. This decrease is the result of declines in sales of the RSV product and the fetal amniotic membrane rupture test.

COST OF GOODS SOLD: Cost of goods sold for the second quarter of 2009 increased to 58.8% compared to 53.3% of net sales for the same period a year ago. In the fourth quarter of 2008, we experienced a sharp decline in sales. To address this decline, in the first quarter of 2009 we decreased product manufacturing and reduced labor and overhead costs and in efforts to improve our gross profit margin going forward, anticipating that sales will either continue to stay at lower levels or further decline until the economy recovers. As a result of the sales decline, we began to cut back on the amount of product being manufactured, however, even though we began reducing labor and overhead costs, some of our labor and overhead costs are fixed and such fixed costs were allocated to a reduced number of manufactured products. In the second quarter of 2009, the sales decline was not as great as in the first quarter of 2009, therefore to meet manufacturing needs, we increased the level of our production personnel (from the lower levels required in the first quarter of 2009), which impacted our labor and overhead costs in the second quarter of 2009. In addition, in the second quarter of 2009, sales in the Corporate/Workplace market (typically better margin sales) continued to decline while sales in the Government/Criminal Justice (typically lower margin sales due to price pressures from foreign manufacturers) improved.

OPERATING EXPENSES: Operating expenses declined 19.7%, when comparing the second quarter of 2009 to the second quarter of 2008. To improve its results of operations during the global economic crisis, the Company implemented a number of cost cutting initiatives and these initiatives have resulted in decreases in expenses in all three divisions as described in the following detail:

Research and development (“R&D”) expense

R&D expenses for the second quarter of 2009 decreased 40.4% when compared to the second quarter of 2008. The greatest savings was in salary expense. In June 2008, the Vice President of Product Development retired and the Company has not filled this position, nor do we expect to fill this position in the future. Additional savings in consulting fees, FDA compliance costs, supplies, travel and utilities were minimally offset by an increase in repairs and maintenance costs and employee benefit costs. Our R&D department continues to focus their efforts on the enhancement of current products and exploration of contract manufacturing opportunities.

Selling and marketing expense

Selling and marketing expenses for the second quarter of 2009 decreased 20.1% when compared to the second quarter of 2008. Reductions in sales salaries, sales employee related benefits, sales auto expense, travel related expense, customer relations, trade show related expense, supplies, royalty expense, marketing consulting fees, marketing employee benefits, and depreciation were partially offset by increases in marketing salaries, sales commissions, dues and subscriptions, postage and advertising related costs. A number of these reductions stem from our cost cutting initiatives that began in 2008.

In the second quarter of 2009, we continued to promote our products through selected advertising, participation at high profile trade shows and other marketing activities. Our direct sales force continued to focus their selling efforts in our targets markets, which include but are not limited to, Corporate/Workplace, and Government/Criminal Justice. In addition, beginning in the fourth quarter of 2008, our direct sales force began to focus more efforts on the Clinical/Physician/Hospital market, as a result of the receipt of our CLIA waiver for our Rapid TOX product line in August 2008.

General and administrative (“G&A”) expense

G&A expenses for the second quarter of 2009 decreased 14.5% when compared to the second quarter of 2008. Reduction in investor relations, warehouse salaries, shipping supplies, CLIA waiver expense, patents, licenses and permits, office supplies, postage, repairs and maintenance, bad debts, bank and payroll services fees were partially offset by increases in quality assurance employee benefits and supplies, legal fees, debt placement fees, ISO fees, outside service fees, telephone and communication costs, dues and subscriptions and depreciation. In the second quarter of 2009, we incurred increased legal and consulting expenses related to the refinancing of our line of credit with FNFG (see Item 1, Note E); these expenses did not occur in the second quarter of 2008.

Liquidity and Capital Resources as of June 30, 2009

The Company's cash requirements depend on numerous factors, including product development activities, sales and marketing efforts, market acceptance of its new products, and effective management of inventory levels in response to sales forecasts. The Company expects to devote substantial capital resources to continue product development, refine manufacturing efficiencies, and support direct sales efforts. The Company will examine other growth opportunities including strategic alliances, and expects such activities will be funded from existing cash and cash equivalents, issuance of additional equity or debt securities or additional borrowings subject to market and other conditions. The Company’s financial statements for the fiscal year ended December 31, 2008 were prepared assuming it will continue as a going concern. As of the date of this report, the Company does not believe that its current cash balances, together with cash generated from future operations and amounts available under our credit facilities will be sufficient to fund operations for the next twelve months. If cash generated from operations is not sufficient to satisfy our working capital and capital expenditure requirements, we will be required to sell additional equity or obtain additional credit facilities. There is no assurance that such financing will be available or that the Company will be able to complete financing on satisfactory terms, if at all.

As of June 30, 2009, the Company had a Line of Credit, a Real Estate Mortgage and a Term Note with FNFG, however, the FNFG Line of Credit was refinanced on July 1, 2009 (see Item 1, Note E).

Working capital

The Company’s working capital decreased $320,000 at June 30, 2009, when compared to working capital at December 31, 2008. In the fourth quarter of 2008, the Company reclassified its long-term bank debt with FNFG to short-term as a result of the Company’s covenant default under the Loan Documents related to its credit facilities with FNFG and the subsequent forbearance (See Item 1, Note E).

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

Cash Flows

Decreases in inventory and increases in wages payable offset by increases in accounts receivable and decreases in accounts payable and accrued expenses, resulted in cash provided by operations of $331,000 in the first half of 2009.  The primary use of cash in the first half of 2009 was funding of operations.

Net cash used in investing activities in the first half of both 2009 and 2008 was for investment in property, plant and equipment.

Net cash provided by financing activities in the first half of 2009 consisted of net proceeds from our Line of Credit offset by payments on outstanding debt. Net cash used in financing activities in the first half of 2008 consisted of payments on our Line of Credit and outstanding debt.

At June 30, 2009, the Company had cash and cash equivalents of $587,000.

Outlook

The Company's primary short-term working capital needs relate to exploring new distribution opportunities, focusing sales efforts on segments of the drugs of abuse testing market that will yield high volume sales, refining its manufacturing and production capabilities, and establishing adequate inventory levels to support expected sales, while continuing support of its research and development program. The Company believes that its current infrastructure is sufficient to support its business, however, if at some point in the future the Company experiences renewed growth in sales, it may be required to increase its current infrastructure to support sales. It is also possible that additional investments in research and development, selling and marketing and general and administrative may be necessary in the future to: develop new products in the future, enhance current products to meet the changing needs of the point of collection testing market, grow contract manufacturing operations, promote the Company’s products in its markets and institute changes that may be necessary to comply with various new public company reporting requirements including but not limited to requirements related to internal controls over financial reporting. However, the Company has taken measures to control the rate of increase of these costs to be consistent with any sales growth rate of the Company.

The Company believes that it may need to raise additional capital in fiscal 2009 to be able to continue operations. If events and circumstances occur such that the Company does not meet its current operating plans, or it is unable to raise sufficient additional equity or debt financing, or credit facilities are insufficient or not available, the Company may be required to further reduce expenses or take other steps which could have a material adverse effect on its future performance.

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

Item 1A. Risk Factors

There have been no material changes to our risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 except as set forth below:

If we fail to meet the continued listing requirements of the NASDAQ Capital Market, our securities could be delisted.

Our securities are listed on the NASDAQ Capital Market. The NASDAQ Stock Market (“NASDAQ”) Marketplace Rules impose requirements for companies listed on the NASDAQ Capital Market to maintain their listing status, including but not limited to minimum common share bid price of $1.00, and  $2,500,000 in shareholders' equity or $500,000 in net income in the last fiscal year. As of the date of this report and for the past twelve months our common shares are trading and have traded below the minimum bid requirement. In October 2008, NASDAQ advised us that, because of the extraordinary market conditions, NASDAQ was suspending enforcement of the bid price and market value requirements through January 16, 2009. In December 2008, March 2009 and July 2009, NASDAQ further extended this suspension, and as of the date of this report, the rules are expected to be reinstated on August 3, 2009. Upon reinstatement of the rules, the Company will have 22 days, or until August 24, 2009 to regain compliance. The Company can regain compliance, either during the suspension or during the compliance period resuming after the suspension, by achieving a $1.00 closing bid price for a minimum of ten (10) consecutive trading days.

Although these suspensions have provided us more time to regain compliance with the minimum bid price requirement, as of the date of this report, we are not in compliance with NASDAQ’s minimum bid price requirement. Our continued failure to regain compliance with NASDAQ listing requirements will more than likely result in delisting of our securities. Delisting could reduce the ability of investors to purchase or sell our securities as quickly and as inexpensively as they have done historically and could subject transactions in our securities to the penny stock rules.

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

As of the date of this report, we are operating under a Forbearance Agreement with FNFG.

On February 4, 2009, although the Company was current with the payment schedules for its Credit Facilities with FNFG, FNFG notified the Company of the Existing Defaults (see caption titled “FNFG Forbearance Agreement”, above). Under the terms of the Forbearance Agreement, FNFG forbore from exercising its rights and remedies arising under the Loan Documents from the Existing Defaults. In accordance with the July Letter Agreement, the Company is required to produce to FNFG, on or before September 1, 2009, legally binding and executed commitment letters from a bona-fide third party lender setting forth the terms of a full refinancing of the Company’s Term Note and Real Estate Mortgage, to close on or before September 30, 2009, and to provide FNFG, by July 3, 2009, written evidence that the Company had provided compensation for and retained a qualified capital/financial consultant reasonably acceptable to FNFG through at least September 30, 2009, to assist the Company in the process of obtaining a full and timely refinancing of the Term Note and Real Estate Mortgage.

Although the Company did refinance its line of credit on July 1, 2009 and retained a financial consultant as required under the amended Forbearance Agreement, if we are unable to maintain compliance with any of the other conditions of the Forbearance Agreement, or if we are unable to secure a full refinancing of the Real Estate Mortgage and Term Note as required, FNFG will have the right to accelerate the Real Estate Mortgage and the Term Note. If the Company is unable to obtain an extension of the Forbearance Period and FNFG were to exercise its right to accelerate the Real Estate Mortgage and Term Note, it is unlikely that the Company would have the funds available to pay the Real Estate Mortgage and Term Note, and FNFG would be entitled to enforce its rights and remedies available under the Loan Documents, including but not limited to foreclosure of its liens on the Company’s assets.

Any adverse changes in our regulatory framework could negatively impact our business.

Our urine point of collection products have received 510(k) marketing clearance from FDA, and have therefore met FDA requirements for professional use. Our oral fluid point of collection products have not received 510(k) marketing clearance from FDA and are therefore for forensic use only. We have also been granted a CLIA waiver from FDA related to Rapid TOX, our urine point of collection product line. Corporate/Workplace and Government/Criminal Justice are our primary markets, and it has been our belief that marketing clearance from FDA is not required for the sale of our products in non-clinical markets (such as Corporate/Workplace and Government/Criminal Justice), but is required in the clinical and over-the-counter (consumer) markets. However, in July 2009, we received a warning letter from FDA, which alleges we are marketing our oral fluid drug screen, OralStat, in workplace settings without marketing clearance or approval (see Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2009).

Currently there are many oral fluid point of collection products being sold in the workplace market, none of which have received FDA marketing clearance. Therefore, if we are required to be one of the first companies to obtain FDA marketing clearance to sell our oral fluid products in the workplace market, it is entirely possible that the cost of such clearance would be material and incurring such cost could have a negative impact on our ability to improve our loss from operations or achieve income from operations. Furthermore, there can be no assurance that we would obtain such marketing clearance from FDA. Our oral fluid products currently account for a material percentage of our sales; if we were unable to market and sell our oral fluid products in the workplace market, this could negatively impact our revenues.

Although we are currently unaware of any changes in regulatory standards related to any of our markets, if regulatory standards were to change in the future, there can be no assurance that FDA will grant us the appropriate marketing clearances required to comply with the changes, if and when we apply for them.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The following matters were voted upon at the Company’s Annual Meeting of Shareholders (the “Meeting”) held at the Holiday Inn, in East Greenbush, New York on June 16, 2009.

PROPOSAL NUMBER 1 – ELECTION OF DIRECTORS

Total Shares in Attendance:	18,948,639	Outstanding Shares as of Record Date (April 20, 2009)	21,744,768

Director	For	Percent of Votes	Withheld	Percent of Votes

Richard P. Koskey	17,905,463	94.5	1,079,176	5.7
Stan Cipkowski	17,956,088	94.8	1,028,551	5.4

All nominees for election to the Board of Directors were elected for a three year term ending in 2012, or until their successors are elected and duly qualified. In addition to those directors elected at the Meeting, Edmund M. Jaskiewicz, Daniel W. Kollin, Carl A. Florio and Jean Neff continued their term of office after the Meeting.

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

Dated: August 14, 2009