Form 10-Q
period 2009-09-30
AMERICAN BIO MEDICA CORP
filed 2009-11-13
CIK 896747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended September 30, 2009

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

21,744,768 Common Shares as of November 13, 2009

American Bio Medica Corporation

Index to Quarterly Report on Form 10-Q
For the quarter ended September 30, 2009

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

American Bio Medica Corporation
Balance Sheets

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$181,000	$201,000
Accounts receivable - net of allowance for doubtful accounts of $105,000 at September 30, 2009 and December 31, 2008	996,000	1,161,000
Inventory – net of reserve for slow moving and obsolete inventory of $308,000 at September 30, 2009 and December 31, 2008	4,404,000	5,552,000
Prepaid expenses and other assets	145,000	97,000
Total current assets	5,726,000	7,011,000

Property, plant and equipment, net	1,732,000	1,961,000
Debt issuance costs	130,000	117,000
Other assets	31,000	47,000
Total assets	$7,619,000	$9,136,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$813,000	$1,568,000
Accrued expenses and other liabilities	293,000	544,000
Wages payable	269,000	230,000
Line of credit	580,000	431,000
Current portion of long-term debt	1,005,000	1,098,000
Current portion of unearned grant	10,000	10,000
Total current liabilities	2,970,000	3,881,000

Other liabilities	184,000	207,000
Long-term debt	757,000	760,000
Related party note	124,000
Unearned grant	30,000	30,000
Total liabilities	4,065,000	4,878,000

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Preferred stock; par value $.01 per share; 5,000,000 shares authorized, none issued and outstanding at September 30, 2009 and December 31, 2008
Common stock; par value $.01 per share; 50,000,000 shares authorized; 21,744,768 issued and outstanding at September 30, 2009 and December 31, 2008	217,000	217,000
Additional paid-in capital	19,287,000	19,279,000
Accumulated deficit	(15,950,000)	(15,238,000)

Total stockholders’ equity	3,554,000	4,258,000

Total liabilities and stockholders’ equity	$7,619,000	$9,136,000

The accompanying notes are an integral part of the financial statements

American Bio Medica Corporation
 Statements of Operations
(Unaudited)

	For The Nine Months Ended
	September 30,
	2009	2008

Net sales	$7,563,000	$10,368,000

Cost of goods sold	4,463,000	5,822,000

Gross profit	3,100,000	4,546,000

Operating expenses:
Research and development	316,000	445,000
Selling and marketing	1,587,000	2,197,000
General and administrative	1,755,000	1,973,000
	3,658,000	4,615,000

Operating loss	(558,000)	(69,000)

Other income (expense):
Interest income	1,000	3,000
Interest expense	(152,000)	(107,000)
Loss on disposal of fixed assets	(3,000)	(4,000)
	(154,000)	(108,000)

Loss before tax	(712,000)	(177,000)

Income tax

Net loss	$(712,000)	$(177,000)

Basic and diluted loss per common share	$(0.03)	$(0.01)

Weighted average number of shares outstanding – basic & diluted	21,744,768	21,744,768

The accompanying notes are an integral part of the financial statements

American Bio Medica Corporation
 Statements of Operations
(Unaudited)

	For The Three Months Ended
	September 30,
	2009	2008

Net sales	$2,501,000	$3,604,000

Cost of goods sold	1,476,000	2,104,000

Gross profit	1,025,000	1,500,000

Operating expenses:
Research and development	108,000	128,000
Selling and marketing	517,000	713,000
General and administrative	584,000	532,000
	1,209,000	1,373,000

Operating income/(loss)	(184,000)	127,000

Other expense:
Interest expense	(56,000)	(41,000)
Loss on disposal of fixed assets	(1,000)
	(57,000)	(41,000)

Income/(Loss) before tax	(241,000)	86,000

Income tax

Net income/(loss)	$(241,000)	$86,000

Basic and diluted loss per common share	$(0.01)	$0.00

Weighted average number of shares outstanding – basic	21,744,768	21,744,768
Dilutive effect of stock options and warrants		16,954
Weighted average number of shares outstanding – fully diluted	21,744,768	21,761,722

The accompanying notes are an integral part of the financial statements

American Bio Medica Corporation
 Statements of Cash Flows
(Unaudited)

	For The Nine Months Ended
	September 30,
	2009		2008
Cash flows from operating activities:
Net loss		$(712,000)		$(177,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation		255,000		268,000
Loss on disposal of fixed assets		3,000		4,000
Amortization of debt issuance costs		28,000		5,000
Non-cash compensation expense		8,000
Changes in:
Accounts receivable		165,000		(399,000)
Inventory		1,148,000		(439,000)
Prepaid expenses and other assets		(48,000)		17,000
Other assets		16,000		50,000
Patent sublicense				(50,000)
Accounts payable		(631,000)		29,000
Accrued expenses and other liabilities		(251,000)		491,000
Other liabilities		(23,000)
Wages payable		39,000		67,000
Net cash used in operating activities		(3,000)		(134,000)

Cash flows from investing activities:
Purchase of property, plant and equipment		(28,000)		(48,000)
Net cash used in investing activities		(28,000)		(48,000)

Cash flows from financing activities:
Payments on debt financing		(96,000)		(89,000)
Proceeds from long-term debt financing				750,000
Debt issuance costs		(41,000)		(120,000)
Net proceeds from (payments on) line of credit		148,000		(304,000)
Net cash provided by financing activities		11,000		237,000

Net increase / (decrease) in cash and cash equivalents		(20,000)		55,000
Cash and cash equivalents - beginning of period		201,000		336,000

Cash and cash equivalents – end of period		$181,000		$391,000

Supplemental disclosures of cash flow information
Cash paid during period for interest		$171,000		$107,000
Warrants issued in connection with long term debt financing	$			$6,000
Related party note issued in lieu of accounts payable		$124,000	$

The accompanying notes are an integral part of the financial statements

Notes to financial statements (unaudited)

September 30, 2009

Note A - Basis of Reporting

The accompanying unaudited interim financial statements of American Bio Medica Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all information and footnotes required by U.S. GAAP for complete financial statement presentation. In the opinion of management, the interim financial statements include all normal, recurring adjustments, which are considered necessary for a fair presentation of the financial position of the Company at September 30, 2009, and the results of its operations for the three and nine month periods ended September 30, 2009 and September 30, 2008, and cash flows for the nine month periods ended September 30, 2009 and September 30, 2008.

Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of results that may be expected for the year ending December 31, 2009. Amounts at December 31, 2008 are derived from the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

 During the nine months ended September 30, 2009, there were no significant changes to the Company's critical accounting policies, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

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

Recently Adopted Accounting Standards

Codification

Effective with the quarter ended September 30, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 105, “Generally Accepted Accounting Principles” (“ASC 105”). ASC 105 establishes the FASB Accounting Standards Codification (“FASB Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with U.S. GAAP. The FASB will make all future changes to guidance in the FASB Codification by issuing Accounting Standards Updates. The FASB Codification also provides that rules and interpretive releases of the United States Securities and Exchange Commission (“SEC”) issued under the authority of federal securities laws will continue to be sources of authoritative U.S. GAAP for SEC registrants. The FASB Codification does not create any new U.S. GAAP standards but incorporates existing accounting and reporting standards into a new topical structure so that users can more easily access authoritative accounting guidance. The Company has updated all references to authoritative standards to be consistent with those set forth in the FASB Codification. The adoption of ASC 105 had no impact on the Company’s interim financial statements.

In September 2006, the FASB issued guidance that established a common definition of fair value to be applied to U.S. GAAP guidance requiring the use of fair value, established a framework for measuring fair value and expanded disclosure about such fair value measurements. This guidance is contained in ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”), previously referred to as SFAS No. 157, “Fair Value Measurements”. ASC Topic 820 became effective for the Company’s financial assets and liabilities on January 1, 2008. Certain provisions of ASC Topic 820 relating to the Company’s nonfinancial assets and liabilities became effective January 1, 2009.

ASC Topic 820 establishes a hierarchy for ranking the quality and reliability of the information used to determine fair values.  ASC Topic 820 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

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

The implementation of ASC Topic 820 does not materially affect the Company’s interim financial statements.

In December 2007, the FASB issued guidance that requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. This guidance is contained in ASC Topic 805 “Business Combinations” (“ASC Topic 805”), previously referred to as SFAS No. 141(R), “Business Combinations,” and was effective for the Company as of January 1, 2009. The adoption of ASC Topic 805 had no impact on the Company’s interim financial statements.

The FASB also issued guidance that requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements and eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. This guidance is contained in ASC Topic 810, “Noncontrolling Interests in Consolidated Financial Statements” (“ASC Topic 810”), previously referred to as SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, and was effective for the Company as of January 1, 2009. The adoption of ASC Topic 810 had no impact on the Company’s interim financial statements.

In March 2008, the FASB issued guidance that expands the disclosure requirements in ASC Topic 815, regarding an entity’s derivative instruments and hedging activities, previously referred to as SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133”. The guidance is contained within ASC Topic 815, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of ASC Topic 815” (“ASC Topic 815”). ASC Topic 815 was effective for the Company as of January 1, 2009. The adoption of ASC Topic 815 had no impact on the Company’s interim financial statements.

In May 2009, the FASB issued guidance that establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued and requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This guidance is contained within ASC Topic 855, “Subsequent Events” (“ASC Topic 855”), previously referred to as SFAS No. 165 - “Subsequent Events”. ASC Topic 855 was effective for the Company for interim and annual periods ending after June 15, 2009. ASC Topic 855 requires additional disclosures only, and therefore did not have an impact on the Company’s interim financial statements.  We have evaluated subsequent events through November 13, 2009, the date we have issued this Quarterly Report on Form 10-Q.

As of the date of this report, the following standards remain authoritative, as they are not yet integrated into the FASB Codification.

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

Potential common shares outstanding as of September 30, 2009 and 2008:

	September 30, 2009	September 30, 2008
Warrants	75,000	225,000
Options	3,802,080	3,762,080

For the three months ended September 30, 2009, the number of securities not included in the diluted EPS because the effect would have been anti-dilutive was 3,877,080. For the three months ended September 30, 2008, the number of securities included in the diluted EPS was 16,954.

For the nine months ended September 30, 2009, the number of securities not included in the diluted EPS because the effect would have been anti-dilutive was 3,877,080. For the nine months ended September 30, 2008, the number of securities not included in the diluted EPS because the effect would have been anti-dilutive was 3,987,080.

Note C – Litigation

From time to time, the Company is named in legal proceedings in connection with matters that arose during the normal course of business.  While the ultimate result of any such litigation may not determinable, if the Company is unsuccessful in defending any such litigation, the resulting financial losses could have an adverse effect on the financial position, results or operations and cash flows of the Company.  The Company is aware of no significant litigation loss contingencies for which management believes it is both probable that a liability has incurred and that the amount of the loss can be reasonably estimated.

Note D – Reclassifications

Certain items have been reclassified to conform to the current presentation.

Note E – Line of Credit and Debt

Real Estate Mortgage

On November 6, 2006, the Company obtained a real estate mortgage (“Real Estate Mortgage”) related to its facility in Kinderhook, New York. The Real Estate Mortgage is through First Niagara Financial Group (“FNFG”), in the amount of $775,000 and has a term of 10 years with a 20 year amortization. The interest rate is fixed at 7.5% for the first 5 years. Beginning with year 6 and through the end of the loan term, the rate changes to 2% above the Federal Home Loan Bank of New York 5 year term, 15 year Amortization Advances Rate. The Company’s monthly payment is $6,293 with the final payment being due on December 1, 2016. The loan is collateralized by the Company's facility in Kinderhook, New York and its personal property.  The amount outstanding on this mortgage was $725,000 and $739,000 at September 30, 2009 and December 31, 2008, respectively.

Term Note

On January 22, 2007, the Company entered into a note with FNFG in the amount of $539,000 (the “Term Note”). The Term Note has a fixed interest rate of 7.17% and has a term of 5 years. The Company’s monthly payment is $10,714 with the final payment being due on January 23, 2012. The Company has the option of prepaying the Term Note in full or in part at any time during the term without penalty. The Term Note is secured by Company machinery and equipment now owned or hereafter acquired. The proceeds received from the Term Note were used for the purchase of automation equipment to enhance the Company's manufacturing process in its New Jersey facility. The amount outstanding on this Term Note was $277,000 and $356,000 at September 30, 2009 and December 31, 2008, respectively.

FNFG Forbearance Agreement

On February 4, 2009, although the Company was current with the payment schedules for its Real Estate Mortgage, Term Note and a line of credit with FNFG (together, the “Credit Facilities”), the Company received a notice from FNFG that an event of default had occurred under the Loan Documents related to the Credit Facilities, consisting of, among other things, the Company’s failure to comply with a maximum monthly net loss covenant.

On March 12, 2009, the Company entered into a Forbearance Agreement (the “Forbearance Agreement”) addressing the Company’s non-compliance with the maximum monthly net loss and the minimum debt service coverage ratio covenants (“Existing Defaults”). Under the terms of the Forbearance Agreement, FNFG forbore from exercising its rights and remedies arising under the Loan Documents from the Existing Defaults. The Forbearance Agreement was to be in effect until June 1, 2009; unless earlier terminated or thereafter extended (the “Forbearance Period”).  Details on the terms of the Forbearance Agreement and certain subsequent extensions of and amendments to the Forbearance Agreement can be found in the caption titled “FNFG Forbearance Agreement” in the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2009.

On July 6, 2009, the Company and FNFG entered into a Letter Agreement (the “July Letter Agreement”), which further amended the Forbearance Agreement. The July Letter Agreement extended the Forbearance Period to September 30, 2009, unless earlier terminated by FNFG upon default or extended by mutual agreement, and required the Company to close on a full refinancing of the line of credit with FNFG on or before July 31, 2009. The Company did refinance the line of credit with FNFG on July 1, 2009 (see “Rosenthal & Rosenthal, Inc. (“Rosenthal”) Line of Credit”).

The July Letter Agreement also amended the Forbearance Agreement to require the Company to obtain, on or before September 1, 2009, legally binding and executed commitment letters from a bona-fide third party lender setting forth the terms of a full refinancing of the Company’s Real Estate Mortgage and Term Note to close on or before September 30, 2009. All other terms of the Forbearance Agreement remained in full force and effect and all rights and remedies of the parties remained fully reserved.

The July Letter Agreement also required the Company to provide FNFG, on or before July 3, 2009, with written evidence that it provided compensation for and retained a qualified capital/financial consultant reasonably acceptable to FNFG through at least September 30, 2009, to assist the Company in the process of obtaining a full and timely refinancing of the Real Estate Mortgage and Term Note. To comply with the capital/financial consultant requirement, on July 2, 2009, the Company entered into a new agreement (the “Financial Advisory Agreement”) with Corporate Fuel to assist the Company in the refinancing process related to its Real Estate Mortgage and Term Note. Under the Financial Advisory Agreement, Corporate Fuel would continue to act as the Company’s financial advisor through December 31, 2009, and on July 8, 2009, Corporate Fuel received a retainer of $15,000 to pay for its services through September 30, 2009.

FNFG Term Sheet

The Company did not obtain a full refinancing of the Real Estate Mortgage and Term Note by September 30, 2009 as required by the July Letter Agreement, and the Forbearance Agreement expired on September 30, 2009. On October 8, 2009, the Company accepted and agreed to a non-binding term sheet (the “Term Sheet”) presented by FNFG related to a restructuring of the Real Estate Mortgage and Term Note. The Term Sheet does not constitute a commitment on the part of FNFG and the terms provided are subject to approvals and documentation satisfactory to FNFG. Under the Term Sheet, the restructured facility would consist of a fully secured term loan with a one-year (twelve month) term and a 6.5-year (78 month) amortization, which would continue to be secured by the Company’s facility in Kinderhook, New York and various pieces of machinery and equipment.  The Company’s monthly payment of principal and interest would be approximately $16,460 (which compares to monthly payments of principal and interest of $17,007 currently being made on the Real Estate Mortgage and Term Note). The interest rate of the restructured facility would be a fixed rate of 8.75%. Prior to closing on the restructured facility, the Company would be required to make a principal reduction payment of $25,000 on the current Term Note and must fully satisfy all professional fees incurred by FNFG. As of the date of this report, the Company is awaiting the receipt of legal documents from FNFG related to this restructuring.

As a result of the Company’s acceptance of the Term Sheet, the Company also notified Corporate Fuel that their financial advisory services would no longer be required and therefore, the Financial Advisory Agreement was terminated effective October 1, 2009.

Rosenthal & Rosenthal, Inc. (“Rosenthal”) Line of Credit

On July 1, 2009 (the “Closing Date”), the Company entered into a Financing Agreement (the “Refinancing Agreement”) with Rosenthal to refinance the FNFG line of credit. Under the Refinancing Agreement, Rosenthal agreed to provide the Company with up to $1,500,000 under a revolving secured line of credit (“Line of Credit”) that is collateralized by a first security interest in all of the Company’s receivables, inventory, and intellectual property, and a second security interest in the Company’s machinery and equipment, leases, leasehold improvements, furniture and fixtures. The maximum availability of $1,500,000 (“Maximum Availability”) is subject to an availability formula (the “Availability Formula”) based on certain percentages of accounts receivable and inventory, and elements of the Availability Formula are subject to periodic review and revision by Rosenthal. Upon entering into the Refinancing Agreement, the Company’s availability under the Line of Credit  (“Loan Availability”) was $1,170,000. From the Loan Availability, the Company drew approximately $646,000 to pay off funds drawn against the line of credit with FNFG. The remaining Loan Availability is being used by the Company for working capital.

The Company was charged a facility fee of 1% of the amount of the Maximum Facility, which was payable on the Closing Date and is payable on each anniversary of the Closing Date thereafter. Under the Refinancing Agreement, the Company will also pay an administrative fee of $1,500 per month for as long as the Line of Credit is in place.

Interest on outstanding borrowings (which do not exceed the Availability Formula) is payable monthly and is charged at variable annual rates equal to (a) 4% above the JPMorgan Chase Bank prime rate (“Prime Rate”) (never to be deemed to be below 4%) for amounts borrowed with respect to eligible accounts receivable (the “Effective Rate”), and (b) 5% above the Prime Rate for amounts borrowed with respect to eligible inventory (the “Inventory Rate”). Any loans or advances which exceed the Availability Formula will be charged at the rate of 3% per annum in excess of the Inventory Rate (the “Over-Advance Rate”). If the Company were to default under the Refinancing Agreement, interest on outstanding borrowings would be charged at the rate of 3% per annum above the Over Advance Rate. The minimum interest charges payable to Rosenthal each month are $4,000.

So long as any obligations are due to Rosenthal under the Line of Credit, the Company must maintain working capital of not less than $2,000,000 and tangible net worth, as defined by the Refinancing Agreement, of not less than $4,000,000 at the end of each fiscal quarter. Under the Refinancing Agreement, tangible net worth is defined as (a) the aggregate amount of all Company assets (in accordance with U.S. GAAP), excluding such other assets as are properly classified as intangible assets under U.S. GAAP, less (b) the aggregate amount of liabilities (excluding liabilities that are subordinate to Rosenthal).  Failure to comply with the working capital and tangible net worth requirements defined under the Refinancing Agreement would constitute an event of default and all amounts outstanding would, at Rosenthal’s option, be immediately due and payable without notice or demand. Upon the occurrence of any such default, in addition to other remedies provided under the Agreement, the Company would be required to pay to Rosenthal a charge at the rate of the Over-Advance Rate plus 3% per annum on the outstanding balance from the date of default until the date of full payment of all amounts to Rosenthal. However, in no event would the default rate exceed the maximum rate permitted by law.

The Refinancing Agreement terminates on May 31, 2012; however, the Company may terminate the Agreement on any anniversary of the Closing Date with at least 90 days and not more than 120 days advance written notice to Rosenthal. If the Company elects to terminate the Refinancing Agreement prior to the expiration date, the Company will pay to Rosenthal a fee of (a) 3% of the Maximum Availability if such termination occurs prior to the first anniversary of the Closing Date, (b) 2% of the Maximum Availability if such termination occurs on or after the first anniversary of the Closing Date but prior to the second anniversary of the Closing Date, and (c) 1% of the Maximum Availability if such termination occurs on or after the second anniversary of the Closing Date. The Line of Credit is payable on demand and Rosenthal may terminate the Refinancing Agreement at any time by giving the Company 45 days advance written notice. The amount outstanding on this Line of Credit was $580,000 at September 30, 2009, with a Loan Availability of $851,000 as of September 30, 2009. The Company incurred $41,000 in costs related to this refinancing. These costs will be amortized over the term of the Rosenthal Line of Credit. For the three and nine months ended September 30, 2009, the Company amortized $4,000 of these costs.

Copier Lease

On May 8, 2007, the Company purchased a copier through an equipment lease with RICOH in the amount of $17,000.  The term of the lease is five (5) years with an interest rate of 14.11%.  The amount outstanding on this lease was $10,000 and $13,000 at September 30, 2009 and December 31, 2008, respectively.

Series A Debenture Financing

On August 15, 2008, the Company completed an offering of Series A Debentures and received gross proceeds of $750,000 (see Current Report on Form 8-K and amendment on Form 8-K/A-1 filed with the SEC on August 8, 2008 and August 18, 2008, respectively). The net proceeds of the offering of Series A Debentures were $631,000 after $54,000 of placement agent fees and expenses, legal and accounting fees of $63,000 and $2,000 of state filing fees. The securities issued in this transaction were sold pursuant to the exemption from registration afforded by Rule 506 under Regulation D ("Regulation D") as promulgated by the SEC under the Securities Act of 1933, as amended (the "1933 Act"), and/or Section 4(2) of the 1933 Act. The common shares underlying the Series A Debentures were later registered in an effective Registration Statement on Form S-3 filed with the SEC on April 15, 2009, and further amended on May 5, 2009.

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

The Company incurred $131,000 in costs related to the offering. Included in these costs was $12,000 of non-cash compensation expense related to the issuance of the Placement Agent Warrants to CRI. These costs will be amortized over the term of the Series A Debentures. For the three and nine months ended September 30, 2009, the Company amortized $8,000 and $24,000 of expense, respectively, related to these debt issuance costs. The Company has also accrued $13,000 in interest expense at September 30, 2009 related to the Series A Debentures.

Note F – Stock Option Grants

As a condition to the Rosenthal Refinancing Agreement, the Company’s Chief Executive Officer, Stan Cipkowski  (“Cipkowski”) was required to execute a Validity Guarantee (the “Validity Guarantee”). Under the Validity Guarantee, Cipkowski provides representations and warranties with respect to the validity of the Company’s receivables and guarantees the accuracy of the Company’s reporting to Rosenthal related to the Company’s receivables and inventory. The Validity Guarantee places Cipkowski’s personal assets at risk in the event of a breach of such representations, warranties and guarantees. As part of the compensation for his execution of the Validity Guarantee, on July 1, 2009, Cipkowski was awarded an option grant representing 500,000 common shares of the Company under the Company’s Fiscal 2001 stock option plan, at an exercise price of $0.20, the closing price of the Company’s common shares on the date of the grant. The option grant vests over 3 years in equal installments. In accordance with the provisions of ASC Topic 718, “Accounting for Stock Options and Other Stock Based Compensation”, previously referred to as SFAS 123(R), over the 3-year vesting period, the Company will recognize $78,000 in non-cash compensation expense related to the grant of Cipkowski’s options.

As another condition to the Rosenthal Refinancing Agreement, the Company’s President and Chairman of the Board, Edmund Jaskiewicz (“Jaskiewicz”) was required to execute an Agreement of Subordination and Assignment (“Subordination Agreement”) related to $124,000 currently owed to Jaskiewicz by the Company (the “Jaskiewicz Debt”). Under the Subordination Agreement, the Jaskiewicz Debt shall not be payable, shall be junior in right to the Rosenthal facility and no payment may be accepted or retained by Jaskiewicz unless and until the Company has paid and satisfied in full any obligations to Rosenthal. Furthermore, the Jaskiewicz Debt was assigned and transferred to Rosenthal as collateral for the Rosenthal facility.

As compensation for his execution of the Subordination Agreement, on July 1, 2009 Jaskiewicz was awarded an option grant representing 50,000 common shares of the Company under the Company’s Fiscal 2001 stock option plan, at an exercise price of $0.20, the closing price of the Company’s common shares on the date of the grant. The option grant was immediately exercisable. In accordance with ASC Topic 718, “Accounting for Stock Options and Other Stock Based Compensation”, previously referred to as SFAS 123(R), the Company will recognize $8,000 in non-cash compensation expense related to the grant of Jaskiewicz’s options.

Furthermore, upon the 2nd and 3rd anniversary of the original stock option grant, Jaskiewicz will be awarded additional option grants of 50,000 each (“Additional Grants”). The exercise prices of the Additional Grants will be the closing price of the Company’s common shares on the date of each grant, and the Additional Grants will be immediately exercisable. The Additional Grants shall only be awarded if the Jaskiewicz Debt, or any remaining portion thereof, has not been repaid. If the Jaskiewicz Debt has been repaid in full, no Additional Grants will be issued.

Included in the three and nine months ended September 30, 2009 is $8,000 in non-cash compensation expense related to the Cipkowski and Jaskiewicz stock option grants.

Note G – Related Party Note

As disclosed under Item 1, Note F, the Jaskiewicz Debt was converted into a note payable in accordance with the terms of the Subordination Agreement.  The amount outstanding on this note was $124,000 at September 30, 2009.

Note H – Employment Agreement

As another part of Cipkowski’s compensation for his execution of the Validity Guarantee (See Item 1, Note F), on July 1, 2009, the Company entered into a new employment contract with Cipkowski that is coterminous with the Rosenthal Line of Credit; all other terms and provisions of Cipkowski’s former employment contract remain unchanged (See Exhibit 10.32 to this quarterly report on Form 10-Q).

Note I – Subsequent Events

The Company has adopted the requirements of ASC Topic 855, “Subsequent Events”, previously referred to as SFAS No. 165, and has evaluated subsequent events through the filing date of this Quarterly Report on Form 10-Q.  There were no subsequent events required to be recognized or disclosed in the financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion of the Company's financial condition and the results of operations should be read in conjunction with the interim Financial Statements and Notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion contains, in addition to historical statements, forward-looking statements that involve risks and uncertainties. Our actual future results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the factors discussed in the section titled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2008 and in this Quarterly Report on Form 10-Q. Any forward-looking statement speaks only as of the date on which such statement is made and we do not intend to update any such forward-looking statements.

Overview

During the nine months ended September 30, 2009, the Company sustained a net loss of $712,000 from net sales of $7,563,000. The Company had net cash used in operating activities of $3,000 for the nine months ended September 30, 2009.

During the nine months ended September 30, 2009, the Company continued to experience year over year declines in sales as a result of the general condition of the global economy. To improve its financial condition during this time, the Company has implemented a number of cost cutting initiatives. The Company also continued to take steps to reduce manufacturing costs related to its products to increase the Company’s gross margin. Simultaneously with these efforts, the Company continues to focus on the development of new products to address market trends and needs.

The Company's continued existence is dependent upon several factors, including its ability to raise revenue levels and reduce costs to generate positive cash flows, and to sell additional shares of the Company's common stock to fund operations and/or obtain additional credit facilities, if and when necessary.

Plan of Operations

The Company’s sales strategy continues to be a focus on direct sales, while identifying new contract manufacturing opportunities and pursuing new national accounts. During the nine months ended September 30, 2009, the Company continued its program to market and distribute its urine and oral fluid based point of collection tests for drugs of abuse and its Rapid Reader® drug screen results and data management system. Contract manufacturing operations also continued in the nine months ended September 30, 2009.

Results of operations for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

NET SALES: Net sales for the nine months ended September 30, 2009 decreased $2,805,000, or 27.1%, when compared to net sales for the nine months ended September 30, 2008. Sales in the nine months ended September 30, 2009 continue to be affected by global economic conditions and price pressures.

Sales in our core markets (Corporate/Workplace and Government/Criminal Justice) continue to be negatively impacted by general economic conditions. Sales in our Corporate/Workplace market (which includes our national account division) continue to be negatively impacted as new and existing employment levels of our customers either remain lower or in some cases decrease further. Sales in our Government/Criminal Justice market are being negatively impacted due to government accounts decreasing purchasing levels in attempts to close deficits in their budgets, resulting in decreased buying under the contracts we currently hold. At the same time, we continue to face price pressures from foreign manufacturers, which make it more difficult to secure new government contracts.

To address the sales decline we are experiencing with our current customers in the Corporate/Workplace market, we hope to close new accounts (including, but not limited to, new national accounts). We will continue to focus our sales efforts on national accounts, direct sales and contract manufacturing, while striving to reduce manufacturing costs, which could enable us to be more cost competitive. To address sales declines in the Government/Criminal Justice market, we launched the Rapid TOX Cup® II in the first quarter of 2009. Certain raw material costs associated with the Rapid TOX Cup II are lower, which means we can offer the Rapid TOX Cup II at a reduced cost to our customers. We have closed a number of new accounts in the Government/Criminal Justice market as a result of offering the Rapid TOX Cup II, and we remain hopeful that we may be able to mitigate the negative impact of foreign price pressures with the Rapid TOX Cup II.

International Sales and Contract Manufacturing sales also declined in the nine months ended September 30, 2009. The decline in International Sales resulted from sales decreases in all areas outside of the United States as poor economic conditions continue to be of a global nature. The Company’s contract manufacturing operations currently include the manufacture of a HIV test, a test for fetal amniotic membrane rupture, and a test for RSV (Respiratory Syncytial Virus).  Contract manufacturing sales during the nine months ended September 30, 2009 totaled $206,000, down from $414,000 in the same period a year ago as a result of declines in all areas of contract manufacturing.

While we remain encouraged by reports of improvement in certain aspects of global economic conditions, until the economy fully recovers, we expect to continue to see declines in our core markets (Corporate/Workplace and Government/Criminal Justice) as a result of declines in the employment and hiring levels of our customers, decreased municipal budgets and price pressure in our markets, but we are hopeful that these decline rates will stabilize and eventually improve. We are optimistic that sales in our International markets and Contract Manufacturing will either recover or decline at a lower rate.

COST OF GOODS SOLD/GROSS PROFIT: Cost of good sold for the nine months ended September 30, 2009 increased to 59.0% of net sales, compared to 56.2% of net sales for the same period a year ago. We began to experience significant sales declines in the latter part of the fourth quarter of 2008. To address these declines, in the first quarter of 2009 we decreased product manufacturing and reduced labor and overhead costs in an effort to have production output fall in line with anticipated demand in the future, anticipating that sales will either continue to stay at lower levels or further decline until the economy fully recovers. Although we have cut back on the amount of product being manufactured, certain direct labor and overhead costs are fixed and such fixed costs are now being allocated to a reduced number of manufactured products, thus increasing our manufacturing cost per unit.  In addition, because the sales decline in the second quarter of 2009 was not as great as in the first quarter of 2009, we increased our level of production personnel (from the lower levels required in the first quarter of 2009) to meet manufacturing needs. We have not yet reverted to the production personnel levels of the first quarter of 2009, as we are uncertain whether we will return to the lower sales levels experienced during that period. Therefore, we continue to evaluate our production personnel levels as well as our product manufacturing levels to ensure they are adequate to meet current and anticipated sales demands.

In addition, gross profit in the nine months ended September 30, 2009, continued to be affected by sales declines in the Corporate/Workplace market (typically higher margin sales), typically lower margin rates for new contracts in the Government/Criminal Justice market due to price pressures from foreign manufacturers, and continued price pressure in all markets.

OPERATING EXPENSES: Operating expenses declined 20.7% for the nine months ended September 30, 2009, compared to the same period a year ago. To improve its results of operations during the global economic crisis, the Company implemented a number of cost cutting initiatives, which have resulted in decreases in expenses in all areas as described in the following detail:

Research and Development (“R&D”) expense

R&D expenses for the nine months ended September 30, 2009 decreased 29.0% when compared to the nine months ended September 30, 2008. The greatest savings was in salary expense; in June 2008, the Vice President of Product Development retired and the Company has not filled this position, nor do we expect to fill this position in the future. Additional savings in consulting fees, FDA compliance costs, utilities, supplies and materials and travel were minimally offset by increases in repairs and maintenance and employee benefit costs. Our R&D department continues to focus their efforts on the enhancement of current products, development of new product platforms and exploration of contract manufacturing opportunities.

Selling and Marketing expense

Selling and marketing expenses for the nine months ended September 30, 2009 decreased 27.8% when compared to the nine months ended September 30, 2008. Reductions in sales salaries and commissions, sales employee benefit costs, sales auto expense, travel related expenses, postage, royalty expense, customer relations, marketing consulting fees, advertising and promotional expenses were partially offset by increases in product sample costs, marketing salaries, marketing employee benefit costs, marketing dues and subscriptions and expenses related to our attendance at national trade shows.  A number of these reductions stem from our cost cutting initiatives that began in 2008.

In the nine months ended September 30, 2009, we continued to promote our products through selected advertising, participation at high profile trade shows and other marketing activities. Our direct sales force continued to focus their selling efforts in our target markets, which include, but are not limited to, Corporate/Workplace and Government/Criminal Justice. In addition, beginning in the fourth quarter of 2008, our direct sales force began to focus more efforts on the Clinical/Physician/Hospital market, as a result of the receipt of our CLIA waiver for our Rapid TOX product line in August 2008. CLIA stands for Clinical Laboratory Improvement Amendments, and the Clinical Laboratory Improvement Amendments of 1988 established quality standards for laboratory testing to ensure the accuracy, reliability and timeliness of patient test results regardless of where the test was performed. As a result, those using CLIA waived tests are not subject to the more stringent and expensive requirements of moderate or high complexity laboratories. While we have seen some positive impact on sales as a result of these efforts to sell into CLIA waived markets, to date the impact has not been significant.

General and Administrative (“G&A”) expense

G&A expenses for the nine months ended September 30, 2009 decreased 11.0% when compared to the nine months ended September 30, 2008. Decreases in investor relations expense, warehouse salaries, shipping supplies, directors expenses, CLIA waiver expense, insurance costs, patents, licenses and permits, travel related costs, office and computer supplies, contributions, bad debts and bank service fees were partially offset by increases in quality assurance salaries and employee benefits, G&A salaries and employee benefits, consulting fees, accounting fees, legal expense, auto expense, telephone and communication costs, repairs and maintenance, depreciation and non-cash compensation expense. The non-cash compensation expense in the nine months ended September 30, 2009 was related to the issuance of two stock option grants in the third quarter of 2009 (see Item 1, Note F) and this expense did not occur in the nine months ended September 30, 2008.

Results of operations for the three months ended September 30, 2009 compared to the three months ended September 30, 2008

NET SALES: Net sales for the third quarter of 2009 decreased $1,103,000 or 30.6% when compared to net sales for the third quarter of 2008. Sales in the third quarter of 2009 continued to be affected by global economic conditions and price pressures.

Sales in our core markets (Corporate/Workplace and Government/Criminal Justice) continue to be negatively impacted by general economic conditions. Sales in our Corporate/Workplace market (which includes our national account division) continue to be negatively impacted as new and existing employment levels of our customers either remain lower or in some cases decrease further. Sales in our Government/Criminal Justice market are being negatively impacted due to government accounts decreasing purchasing levels in attempts to close deficits in their budgets; resulting in decreased buying under the contracts we currently hold. At the same time, we continue to face price pressures from foreign manufacturers, which have made it more difficult to secure new government contracts.

To address the sales decline we are experiencing with our current customers in the Corporate/Workplace market, we hope to close new accounts (including, but not limited to, new national accounts). We will continue to focus our sales efforts on national accounts, direct sales and contract manufacturing, while striving to reduce manufacturing costs, which could enable us to be more cost competitive. To address sales declines in the Government/Criminal Justice market we launched the Rapid TOX Cup II in the first quarter of 2009. Certain raw material costs associated with the Rapid TOX Cup II are lower, which means we can offer the Rapid TOX Cup II at a reduced cost to our customers. We have closed a number of new accounts in the Government/Criminal Justice market as a result of offering the Rapid TOX Cup II, and we remain hopeful that we may be able to mitigate the negative impact of foreign price pressures with the Rapid TOX Cup II.

International Sales and Contract Manufacturing sales also declined in the third quarter of 2009. The decline in International Sales resulted from sales decreases in all areas outside of the United States as poor economic conditions continue to be of a global nature. The Company’s contract manufacturing operations currently include the manufacture of a HIV test, a test for fetal amniotic membrane rupture, and a test for RSV. Contract manufacturing sales during the three months ended September 30, 2009 totaled $74,000, down from $181,000 in the same period a year ago as a result of declines in all areas of contract manufacturing.

 While we remain encouraged by reports of improvement in certain aspects of global economic conditions, until the economy fully recovers, we expect to continue to see declines in our core markets (Corporate/Workplace and Government/Criminal Justice) as a result of declines in the employment and hiring levels of our customers, decreased government budgets and price pressure in our markets, but we are hopeful that these decline rates will stabilize and eventually improve. We are optimistic that sales in our International markets and Contract Manufacturing will either recover or decline at a lower rate.

COST OF GOODS SOLD/GROSS PROFIT: Cost of goods sold for the third quarter of 2009 increased slightly to 59.0% of net sales, compared to 58.4% of net sales for the same period a year ago. We began to experience significant sales declines in the latter part of the fourth quarter of 2008. To address these declines, in the first quarter of 2009 we decreased product manufacturing and reduced labor and overhead costs in an effort to have production output fall in line with anticipated demand in the future, anticipating that sales will either continue to stay at lower levels or further decline until the economy fully recovers. Although we have cut back on the amount of product being manufactured, certain direct labor and overhead costs are fixed and such fixed costs are now being allocated to a reduced number of manufactured products, thus increasing our manufacturing cost per unit.  In addition, because the sales decline in the second quarter of 2009 was not as great as in the first quarter of 2009, we increased our level of production personnel from the lower levels required in the first quarter of 2009 to meet manufacturing needs. We have not yet reverted to the production personnel levels of the third quarter of 2008, as we are uncertain whether we will return to the lower sales levels experienced more recently. Therefore, we continue to evaluate our production personnel levels as well as our product manufacturing levels to ensure they are adequate to meet current and anticipated sales demands.

In addition, gross profit in the three months ended September 30, 2009, continued to be affected by sales declines in the Corporate/Workplace market (typically higher margin sales), the securitization of a number of new contracts in the Government/Criminal Justice market (typically lower margin sales due to price pressures from foreign manufacturers) and price pressure we continue to combat in all markets.

OPERATING EXPENSES: Operating expenses declined 11.9%, comparing the third quarter of 2009 to the third quarter of 2008. To improve its results of operations during the global economic crisis, the Company implemented a number of cost cutting initiatives, which have resulted in decreases in expenses in all areas as described in the following detail:

Research and development (“R&D”) expense

R&D expenses for the third quarter of 2009 decreased 15.6% when compared to the third quarter of 2008. Decreases in consulting fees, FDA compliance costs, utilities and phone costs were partially offset by increases in salaries and benefits. Our R&D department continues to focus their efforts on the enhancement of current products and exploration of contract manufacturing opportunities.

Selling and marketing expense

Selling and marketing expenses for the third quarter of 2009 decreased 27.5% when compared to the third quarter of 2008. Reductions in sales salaries & commissions, sales employee benefit costs, travel related expense, postage, royalty expense and marketing consulting fees were partially offset by increases in advertising related expense, marketing salaries and employee benefits, dues & subscriptions and expenses related to our attendance at national trade shows. A number of these reductions stem from our cost cutting initiatives that began in 2008 and continued into 2009.

In the third quarter of 2009, we continued to promote our products through selected advertising, participation at high profile trade shows and other marketing activities. Our direct sales force continued to focus their selling efforts in our target markets, which include but are not limited to, Corporate/Workplace, and Government/Criminal Justice. In addition, beginning in the fourth quarter of 2008, our direct sales force began to focus more efforts on the Clinical/Physician/Hospital market, as a result of the receipt of our CLIA waiver for our Rapid TOX product line in August 2008. While we have seen some positive impact on sales as a result of these efforts to sell into CLIA waived markets, to date the impact has not been significant.

General and administrative (“G&A”) expense

G&A expenses for the third quarter of 2009 increased 9.8% when compared to the third quarter of 2008. Decreases in investor relations expense, warehouse salaries, shipping supplies, insurance costs, licenses & permits, travel related costs, computer supplies, outside service fees and bank service fees were offset by increases in quality assurance salaries and employee benefits, G&A salaries and employee benefits, accounting fees, legal expense, patents and licenses, repairs and maintenance, bad debts and non-cash compensation expense. The non-cash compensation expense in the third quarter of 2009 was related to the issuance of two stock option grants (see Item 1, Note F) and this expense did not occur in the third quarter of 2008.

Liquidity and Capital Resources as of September 30, 2009

The Company's cash requirements depend on numerous factors, including product development activities, sales and marketing efforts, market acceptance of its new products, and effective management of inventory levels in response to sales forecasts. The Company expects to devote substantial capital resources to continue product development, refine manufacturing efficiencies and support direct sales efforts. The Company will examine other growth opportunities including strategic alliances, and expects such activities will be funded from existing cash and cash equivalents, issuance of additional equity or debt securities or additional borrowings subject to market and other conditions. The Company’s financial statements for the fiscal year ended December 31, 2008 were prepared assuming it will continue as a going concern. As of the date of this report, the Company does not believe that its current cash balances, together with cash generated from future operations and amounts available under its credit facilities will be sufficient to fund operations for the next 12 months if the Company continues to experience current sales levels. If cash generated from operations is not sufficient to satisfy our working capital and capital expenditure requirements, we will be required to sell additional equity or obtain additional credit facilities. There is no assurance that such financing will be available or that the Company will be able to complete financing on satisfactory terms, if at all.

As of September 30, 2009, the Company had a Real Estate Mortgage and a Term Note with FNFG and a Line of Credit with Rosenthal. (see Item 1, Note E).

Working capital

The Company’s working capital decreased $374,000 at September 30, 2009, when compared to working capital at December 31, 2008. In the fourth quarter of 2008, the Company reclassified its Credit Facilities with FNFG from long-term to short-term as a result of the Company’s covenant default under the Loan Documents related to the Credit Facilities and the subsequent forbearance (See Item 1, Note E). The Company refinanced the FNFG line of credit with Rosenthal on July 1, 2009.

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

Cash Flows

Increases in prepaid expenses and decreases in accounts payable and accrued expenses offset by decreases in inventory and accounts receivable and increases in wages payable resulted in cash used in operating activities of $3,000 for the nine months ended September 30, 2009. The primary use of cash in the nine months ended September 30, 2009 and September 30, 2008 was funding of operations.

Net cash used in investing activities in the nine months ended September 30, 2009 and September 30, 2008 was for investment in property, plant and equipment.

Net cash provided by financing activities in the nine months ended September 30, 2009 consisted of net proceeds from our line of credit offset by payments on outstanding debt. Net cash provided by financing activities in the nine months ended September 30, 2008 consisted of proceeds from a debenture offering offset by payments on our Term Note and Real Estate Mortgage and net payments on our line of credit.

At September 30, 2009, the Company had cash and cash equivalents of $181,000.

Outlook

The Company's primary short-term working capital needs relate to focusing sales efforts on segments of the drugs of abuse testing market that will yield high volume sales, refining its manufacturing and production capabilities and establishing adequate inventory levels to support expected sales, while continuing support of its research and development activities. The Company believes that its current infrastructure is sufficient to support its business; however, if at some point in the future the Company experiences renewed growth in sales, it may be required to increase its current infrastructure to support sales. It is also possible that additional investments in research and development, selling and marketing and general and administrative may be necessary in the future to: develop new products, enhance current products to meet the changing needs of the point of collection testing market, grow contract manufacturing operations, promote the Company’s products in its markets and institute changes that may be necessary to comply with various new public company reporting requirements, including but not limited to requirements related to internal controls over financial reporting. However, the Company has taken measures to control the rate of increase of these costs to be consistent with any sales growth rate of the Company.

The Company believes that it may need to raise additional capital in the future to be able to continue operations. If events and circumstances occur such that the Company does not meet its current operating plans, or it is unable to raise sufficient additional equity or debt financing, or credit facilities are insufficient or not available, the Company may be required to further reduce expenses or take other steps which could have a material adverse effect on its future performance.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item 1, “Note C – Litigation” in the Notes to interim Financial Statements included in this report for a description of pending legal proceedings in which the Company is a party.

Item 1A. Risk Factors

There have been no material changes to our risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 except as set forth below:

Our securities are currently trading on Pink OTC Markets, Inc., commonly referred to as the “Pink Sheets”, and may be determined to be a “penny stock,” making it more difficult for a broker-dealer to trade our common stock and making it more difficult for an investor to acquire or dispose of our common stock in the secondary market.

Our common shares were delisted from the NASDAQ Capital Market in September 2009 and are currently trading on the Pink Sheets. Therefore, our common shares may be subject to so-called “penny stock” rules. The SEC has adopted regulations that define a “penny stock” to be any equity security that has a market price per share of less than $5.00, subject to certain exceptions, such as any securities listed on a national securities exchange. For any transaction involving a “penny stock,” unless exempt, the rules impose additional sales practice requirements on broker-dealers, subject to certain exceptions. For these reasons, a broker-dealer may find it more difficult to trade our common stock and an investor may find it more difficult to acquire or dispose of our common stock on the secondary market, therefore, broker-dealers may be less willing or able to sell or make a market in our securities because of the penny stock disclosure rules. Not maintaining a listing on a major stock market may result in a decrease in the trading price of our securities due to a decrease in liquidity and less interest by institutions and individuals in investing in our securities, and could also make it more difficult for us to raise capital in the future.

As of the date of this report, we have not obtained a full refinancing of our Term Note and Real Estate Mortgage with FNFG; a condition to our previous Forbearance Agreement.

On February 4, 2009, although the Company was current with the payment schedules for its Credit Facilities with FNFG, FNFG notified the Company of the Existing Defaults (see caption titled “FNFG Forbearance Agreement”, above). As disclosed in Item 1, Note E under the caption titled “FNFG Term Sheet” the Company did not obtain a full refinancing of the Real Estate Mortgage and Note by September 30, 2009 as required by the July Letter Agreement, and the Forbearance Agreement expired on September 30, 2009. On October 8, 2009, the Company accepted and agreed to a non-binding term sheet (the “Term Sheet”) presented by FNFG related to a restructuring of the Real Estate Mortgage and Term Note. The Term Sheet does not constitute a commitment on the part of FNFG and the terms provided are subject to approvals and documentation satisfactory to FNFG. If the Company and FNFG fail to close on the restructuring, and FNFG were to accelerate the Real Estate Mortgage and Term Note, it is unlikely that the Company would have the funds available to pay the Real Estate Mortgage and Term Note, and FNFG would be entitled to enforce its rights and remedies available under the Loan Documents, including but not limited to foreclosure of its liens on the Company’s assets.

Any adverse changes in our regulatory framework could negatively impact our business.

Our urine point of collection products have received 510(k) marketing clearance from the United States Food and Drug Administration (“FDA”), and have therefore met FDA requirements for professional use. Our oral fluid point of collection products have not received 510(k) marketing clearance from FDA. We have also been granted a CLIA waiver from FDA related to Rapid TOX, our urine point of collection product line. Corporate/Workplace and Government/Criminal Justice are our primary markets, and it has been our belief that marketing clearance from FDA is not required to sell our products in non-clinical markets (such as Corporate/Workplace and Government/Criminal Justice), but is required to sell our products in the clinical and over-the-counter (consumer) markets. However, in July 2009, we received a warning letter from FDA, which alleges we are marketing our oral fluid drug screen, OralStat, in workplace settings without marketing clearance or approval (see Current Report on Form 8-K filed with the SEC on August 5, 2009).

On August 18, 2009 we responded to the FDA warning letter received in July 2009, setting forth our belief that FDA clearance was not required in non-clinical markets. On October 27, 2009, we received another letter from FDA, which stated they did not agree with our interpretation of certain FDA regulations. We are required to respond to this most recent communication within 30 working days from the date we received the letter and the Company intends to respond as required.

Currently there are many other oral fluid point of collection products being sold in the workplace market by our competitors, none of which have received FDA marketing clearance. Therefore, if we are required to be one of the first companies to obtain FDA marketing clearance to sell our oral fluid products in the workplace market, it is entirely possible that the cost of such clearance would be material and incurring such cost could have a negative impact on our ability to improve our loss from operations or achieve income from operations. Furthermore, there can be no assurance that we would obtain such marketing clearance from FDA. Our oral fluid products currently account for approximately 18% of our sales; if we were unable to market and sell our oral fluid products in the workplace market, this could negatively impact our revenues.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

 Item 5.  Other Information

None.

Item 6.  Exhibits

10.32	Employment Contract between the Company and Stan Cipkowski

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN BIO MEDICA CORPORATION
(Registrant)

By: /s/ Stefan Parker
Stefan Parker
Chief Financial Officer
Executive Vice President, Finance
Principal Financial Officer and duly authorized Officer

Dated: November 13, 2009