Form 10-K/A
period 2008-12-31
AMERICAN BIO MEDICA CORP
filed 2010-01-19
CIK 896747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ————— to ——————

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
(2)	Other documents incorporated by reference on this report are listed in the Exhibit Reference Table

American Bio Medica Corporation
Form 10-K/A
Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K (“Amendment No. 1”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, initially filed with the Securities and Exchange Commission ("SEC") on March 30, 2009 (the “Original Filing”).

The Report of Independent Registered Public Accounting Firm included in Item 15 of the Original Filing has been revised and now covers all the years presented in the financial statements, including December 31, 2006.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Annual Report on Form 10-K/A under Item 15 of Part IV hereof. This Amendment No. 1 does not reflect events occurring after the filing of the Original Filing or modify or update the Original Filing in any way other than to correct the items described above. Accordingly, this Amendment No. 1 should be read in conjunction with our reports on file with the SEC subsequent to the Original Filing, including any amendments to those filings.

American Bio Medica Corporation

Index to Annual Report on Form 10-K
For the fiscal year ended December 31, 2008

This Form 10-K may contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may”, “could”, “should”, “will”, “expect”, “believe”, “anticipate”, “estimate” or “continue” or comparable terminology is intended to identify forward-looking statements. It is important to note that actual results could differ materially from those anticipated from the forward-looking statements depending on various important factors. These important factors include our history of losses, the uncertainty of acceptance of current and new products in our markets, competition in our markets, and the other factors discussed in our “Risk Factors” found in Item 1A.

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

On March 29, 2006, we entered into a royalty agreement with Integrated Biotechnology Corporation (“IBC”). IBC is the owner of a RSV (Respiratory Syncytial Virus) test that the Company manufactures for one of IBC’s distributors. The agreement was entered into to address amounts that IBC owed to ABMC at the end of fiscal year 2005, and to streamline the order and fulfillment process of IBC’s RSV product. All outstanding amounts due were satisfied by the end of the third quarter of 2007. After satisfaction of amounts due, we continued to work directly with IBC’s distributor under the terms of the Agreement, which stated that we were to pay IBC a 20% royalty of total sales received from IBC’s distributor. The agreement expired on November 2, 2008. However, we continue to work directly with IBC’s distributor and manufacture a RSV product for them.

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

In October 2007, we filed a 510(k) clearance application for methamphetamines, amphetamines and MDMA (Ecstasy) at a detection level of 500 ng/ml (these drugs currently have active 510(k) clearances but at different detection levels). FDA did not approve this application and we have elected not to re-submit this application. However, these detection levels of methamphetamines, amphetamines and MDMA are available in our 510(k) cleared Rapid TOX Cup.

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

Furthermore, in order to sell our products in Canada, we must comply with ISO 13485, the International Standards Organization's Directive for Quality Systems for Medical Devices (MDD or Medical Device Directive), and in order to sell our products in the European Union, the Company must obtain CE marking for our products (in the European Union, a "CE" mark is affixed to the product for easy identification of quality products). Collectively, these standards are similar to the U.S. Federal Regulations enforced by FDA, and are a reasonable assurance to the customer that our products are manufactured in a consistent manner to help ensure that quality, defect-free goods are produced.  As of the date of this report, we have received approval and the right to bear the CE mark on our Rapid Drug Screen, Rapid ONE, Rapid TEC, Rapid TOX, RDS InCup, OralStat, Rapid STAT, and Rapid TOX Cup products. We received our ISO 13485, 2003 compliance certification in August 2006 and in 2007 we received our ISO 9001, 2000 compliance certification. We have also acquired the license to sell our RDS, Rapid ONE and Rapid TOX products in Canada.

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

Our products are sold in limited markets and the failure of any one of them to achieve and continue to achieve widespread market acceptance would significantly harm our results of operations.

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

Our securities are listed on the NASDAQ Capital Market. The NASDAQ Stock Market (“NASDAQ”) Marketplace Rules impose requirements for companies listed on the NASDAQ Capital Market to maintain their listing status, including but not limited to minimum common share bid price of $1.00, and  $2,500,000 in shareholders' equity or $500,000 in net income in the last fiscal year. As of the date of this report and for the past twelve months our common shares are trading and have traded below the minimum bid requirement. In October 2008, NASDAQ advised us that, because of the extraordinary market conditions, NASDAQ was suspending enforcement of the bid price and market value requirements through January 16, 2009. In December 2008, NASDAQ further extended this suspension until April 20, 2009 and again on March 24, 2009, NASDAQ notified us that they were further extending this suspension until July 20, 2009. Although these suspensions have provided us more time to regain compliance with the minimum bid price requirement, there can be no assurance that these suspensions will in fact enable us to regain compliance. Our continued failure to regain compliance with NASDAQ listing requirements will more than likely result in delisting of our securities.

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

AMERICAN BIO MEDICA CORPORATION

By /s/ Stefan Parker

Stefan Parker
Chief Financial Officer
(Principal Accounting Officer)
Executive Vice President, Finance

Date: January 19, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 19, 2010:

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

AMERICAN BIO MEDICA CORPORATION

INDEX TO FINANCIAL STATEMENTS AND NOTES TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
American Bio Medica Corporation

We have audited the accompanying balance sheets of American Bio Medica Corporation as of December 31, 2008 and 2007, and the related statements of operations, changes in stockholders’ equity and cash flows for each of the years ended December 31, 2008, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Bio Medica Corporation as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years ended December 31, 2008, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ UHY LLP

Albany, New York
March 30, 2009

AMERICAN BIO MEDICA CORPORATION

Balance Sheets

	December 31,	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$201,000	$336,000
Accounts receivable - net of allowance for doubtful accounts of $105,000 at December 31, 2008 and 2007	1,161,000	1,365,000
Inventory – net of reserve for slow moving and obsolete inventory of $308,000 at December 31, 2008 and $250,000 at December 31, 2007	5,552,000	4,994,000
Prepaid and other current assets	97,000	181,000
Total current assets	7,011,000	6,876,000

Property, plant and equipment, net	1,961,000	2,267,000
Debt issuance costs	117,000
Other non-current assets	47,000	7,000

Total assets	$9,136,000	$9,150,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,568,000	$1,403,000
Accrued expenses and other current liabilities	544,000	220,000
Wages payable	230,000	332,000
Patent sublicense current		50,000
Line of credit	431,000	723,000
Current portion of long term debt	1,098,000	121,000
Current portion of unearned grant	10,000	10,000
Total current liabilities	3,881,000	2,859,000

Other long-term liabilities	207,000	48,000
Long-term debt	760,000	1,107,000
Unearned grant	30,000	40,000
Total liabilities	4,878,000	4,054,000

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Preferred stock; par value $.01 per share; 5,000,000 shares authorized, none issued and outstanding at December 31, 2008 and 2007
Common stock; par value $.01 per share; 50,000,000 shares authorized; 21,744,768 issued and outstanding at December 31, 2008 and 2007	217,000	217,000
Additional paid-in capital	19,279,000	19,267,000
Accumulated deficit	(15,238,000)	(14,388,000)

Total stockholders’ equity	4,258,000	5,096,000

Total liabilities and stockholders’ equity	$9,136,000	$9,150,000
The accompanying notes are an integral part of the financial statements.

AMERICAN BIO MEDICA CORPORATION

Statements of Operations

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007		For the Year Ended December 31, 2006

Net sales	$12,657,000		$13,872,000	$13,838,000

Cost of goods sold	7,396,000		8,141,000	7,035,000

Gross profit	5,261,000		5,731,000	6,803,000

Operating expenses:
Research and development	563,000		669,000	606,000
Selling and marketing	2,749,000		3,091,000	3,325,000
General and administrative	2,575,000		2,827,000	2,621,000

Operating income/ (loss)	(626,000)		(856,000)	251,000

Other income/(expense):
Other income/(expense)	(13,000)		9,000	10,000
Interest income	3,000		9,000	7,000
Interest expense	(213,000)		(149,000)	(67,000)

Income/(loss) before tax	(849,000)		(987,000)	201,000

Income tax	(1,000)		(3,000)	(5,000)

Net income/(loss) after tax	$(850,000)		$(990,000)	$196,000

Basic and diluted income/(loss) per common share	$(0.04)	$	(0.05)	$0.01

Weighted average number of shares outstanding - basic	21,745,000		21,737,000	21,484,000
Dilutive effect of stock options and warrants				89,000
Weighted average number of shares outstanding –diluted	21,745,000		21,737,000	21,573,000

The accompanying notes are an integral part of the financial statements.

AMERICAN BIO MEDICA CORPORATION

Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance-December 31, 2005	21,359,768	$214,000	$18,853,000	$(13,594,000)	$5,473,000

Stock option/Warrant exercise	360,000	3,000	328,000		331,000
Non-cash compensation			37,000		37,000
Net income				196,000	196,000

Balance-December 31, 2006	21,719,768	$217,000	$19,218,000	$(13,398,000)	$6,037,000

Stock option exercise	25,000		23,000		23,000
Non-cash compensation			26,000		26,000
Net loss				(990,000)	(990,000)

Balance-December 31, 2007	21,744,768	$217,000	$19,267,000	$(14,388,000)	$5,096,000

Non-cash compensation			12,000		12,000
Net loss				(850,000)	(850,000)

Balance-December 31, 2008	21,744,768	$217,000	$19,279,000	$(15,238,000)	$4,258,000

The accompanying notes are an integral part of the financial statements.

AMERICAN BIO MEDICA CORPORATION

Statements of Cash Flows

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income/(loss)	$(850,000)	$(990,000)	$196,000
Adjustments to reconcile net income/(net loss) to net cash provided by / (used in) operating activities:
Depreciation	353,000	437,000	376,000
Loss on disposal of fixed assets	4,000	1,000
Amortization of debt issuance costs	14,000
Provision for slow moving and obsolete inventory	58,000
Compensatory stock options		26,000	37,000
Unearned grant	(10,000)	(10,000)	(10,000)
Changes in:
Accounts receivable	204,000	(53,000)	58,000
Inventory	(616,000)	(135,000)	(408,000)
Prepaid expenses and other current assets	84,000	(15,000)	(58,000)
Other non-current assets	(40,000)	50,000	(50,000)
Accounts payable	165,000	312,000	(288,000)
Accrued expenses and other current liabilities	324,000	(241,000)	378,000
Patent sublicense	(50,000)	(50,000)	100,000
Wages payable	(102,000)	63,000	11,000
Other long-term liabilities	159,000

Net cash provided by (used in) operating activities	(303,000)	(605,000)	342,000

Cash flows from investing activities:
Purchase of property, plant and equipment	(51,000)	(706,000)	(803,000)

Net cash used in investing activities	(51,000)	(706,000)	(803,000)

Cash flows from financing activities:
Proceeds from stock option exercise		23,000	85,000
Proceeds from warrant exercise			247,000
Net proceeds (payments) from line of credit	(292,000)	547,000	176,000
Proceeds from debt financing	750,000	539,000	775,000
Debt issuance costs	(119,000)
Payments on debt financing	(120,000)	(103,000)	(627,000)

Net cash provided by financing activities	219,000	1,006,000	656,000

Net increase (decrease) in cash and cash equivalents	(135,000)	(305,000)	195,000
Cash and cash equivalents – beginning of period	336,000	641,000	446,000
Cash and cash equivalents – end of period	$201,000	$336,000	$641,000
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$122,000	$149,000	$67,000
Purchase of property, plant and equipment, financing through capital lease		$17,000
Warrants issued in connection with long-term debt financing	$12,000
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

[5]           Royalty Agreement: In March 2006, the Company entered into a royalty agreement with Integrated Biotechnology Corporation (“IBC”). IBC is the owner of the RSV (Respiratory Syncytial Virus) test that the Company manufactures for one of IBC’s distributors. The agreement was entered into to address amounts that IBC owed to the Company at the end of fiscal year 2005, and to streamline the order and fulfillment process of IBC’s RSV product. All outstanding amounts due to the Company were satisfied by the end of the third quarter of 2007. After satisfaction of amounts due, the Company continued to work directly with IBC’s distributor under the terms of the Agreement, which stated that we were to pay IBC a 20% royalty of total sales received from IBC’s distributor. The agreement expired on November 2, 2008.  However, we continue to work directly with IBC’s distributor and manufacture a RSV product for them.

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

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2008

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