Form 10-K
period 2009-12-31
AMERICAN BIO MEDICA CORP
filed 2010-03-30
CIK 896747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Registrant’s telephone number (including area code): (518) 758-8158

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

☐ Yes          ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes       ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2of the Act).
☐ Yes          ☒  No

The aggregate market value of 18,183,613 voting Common Shares held by non-affiliates of the registrant was approximately $3,636,723 based on the last sale price of the registrant’s Common Shares, $.01 par value, as reported on the NASDAQ Capital Market on June 30, 2009.

As of March 30, 2010, the registrant had outstanding 21,744,768 Common Shares, $.01 par value.

Documents Incorporated by Reference:

(1)	Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 15, 2010 in Part III of this Form 10-K
(2)	Other documents incorporated by reference on this report are listed in the Exhibit Reference Table

American Bio Medica Corporation

Index to Annual Report on Form 10-K
For the fiscal year ended December 31, 2009

This Form 10-K may contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may”, “could”, “should”, “will”, “expect”, “believe”, “anticipate”, “estimate” or “continue” or comparable terminology is intended to identify forward-looking statements. It is important to note that actual results could differ materially from those anticipated from the forward-looking statements depending on various important factors. These important factors include our history of losses, our ability to continue as a going concern, adverse changes in regulatory requirements related to the marketing and use of our products, the uncertainty of acceptance of current and new products in our markets, competition in our markets and other factors discussed in our “Risk Factors” found in Item 1A.

PART I

ITEM 1.  BUSINESS

Form and Year of Organization

American Bio Medica Corporation (the “Company”) was incorporated on April 2, 1986 under the laws of the State of New York under the name American Micro Media, Inc. On September 9, 1992, we filed an amendment to our Articles of Incorporation and changed our name to American Bio Medica Corporation.

Our Business

We develop, manufacture and sell immunoassay diagnostic tests, primarily for the immediate, point of collection testing (“POCT”) for drugs of abuse (“DOA”) in urine and oral fluids. Our DOA testing products offer employers, law enforcement, government, health care, laboratory and education professionals, self-contained, cost-effective, user-friendly products capable of accurately identifying illicit drug use within minutes.

In addition to the manufacture and sale of DOA testing products, we provide bulk test strip contract manufacturing services for other POCT diagnostic companies. While we do not currently derive a significant portion of our revenues from bulk test strip contract manufacturing, if we continue to explore additional applications for our technology, bulk test strip contract manufacturing could become a greater portion of our revenues in the future.

According to a BCC Research and Consulting market research report released in December 2009, the global point of care testing market (which includes the POCT market) was worth nearly $13.4 billion in 2009, and it is estimated to increase to $18.7 billion, at a 5-year compound annual growth rate (CAGR) of 7.0%. In July 2008, BCC Research and Consulting reported that the DOA testing market increased from $1.9 billion in 2007 to an estimated $2.0 billion by the end of 2008 and that it should reach $2.6 billion in 2014, for a CAGR of 4.6%.

Our Products

POCT Products for the Detection of DOA in Urine

We manufacture a number of POCT products that detect the presence or absence of certain DOA in urine. We offer a number of standard configurations and we can also produce custom configurations on special order if the market demands. We also offer different cut-off levels for certain drugs. Cut-off levels are concentrations of drugs or metabolites that must be present in urine or oral fluid specimens before a positive result will be obtained. Our urine-based POCT products test for the following drugs: amphetamines, barbiturates, benzodiazepines, buprenorphine, cocaine (available with a cut-off level of either 150 ng/mL or 300 ng/mL), MDMA (Ecstasy), methadone, methamphetamines, opiates (available with a cut-off level of either 300 ng/mL or 2000 ng/mL), oxycodone, PCP (phencyclidine), propoxyphene, THC (marijuana) and tricyclic antidepressants.

All of our urine-based POCT products are accurate, cost-effective, easy to use and provide results within minutes. We currently offer the following POCT products for urine-based DOA testing:

Rapid Drug Screen®: The Rapid Drug Screen, or RDS®, is a patented and patent pending rapid, POCT kit that detects the presence or absence of 2 to 10 DOA simultaneously in a single urine specimen.

Rapid ONE®: The patented Rapid ONE product line consists of single drug tests, each of which tests for the presence or absence of a single drug of abuse in a urine specimen. The Rapid ONE is designed for those situations in which the person subject to substance abuse testing is known to use a specific drug. It can also be used to enhance a RDS by allowing screening of an additional drug.

Rapid TEC®: The patented Rapid TEC contains one or two drug-testing strips that can each test for 2 to 5 DOA simultaneously in a single urine specimen as each strip includes the chemistry to detect more than one class of drug. The Rapid TEC is designed for those customers who require a less expensive product but still need to test for more than one drug of abuse utilizing one urine sample. As of the date of this report, we only sell the Rapid TEC in limited quantities to specific customers; as most of our customers prefer to utilize our Rapid TOX® platform (see description of Rapid TOX below).

RDS InCup®: The patented and patent pending RDS InCup is an all-inclusive point of collection test for 2 to 12 DOA that incorporates collection and testing of a urine sample in a single step. Each RDS InCup product contains multiple channels and each channel contains a single drug-testing strip that contains the chemistry to detect a single class of DOA. Once the donor provides a sample, the results are available within a few minutes without any further handling of the urine sample or the product.

Rapid TOX®: Rapid TOX is a cost-effective drug test in a horizontal cassette platform that simultaneously detects 2 to 10 DOA in a single urine specimen. Each Rapid TOX contains one or two channels and each channel contains a single drug-testing strip that contains the chemistry to detect more than one class of drug of abuse. In addition to the drug-testing panels previously noted as available in our urine POCT products, Rapid TOX provides our customers with additional cut-off options for amphetamines, MDMA (Ecstasy) and methamphetamines. The standard cut-off level for these drugs is 1,000 ng/mL; Rapid TOX can be configured to contain the standard cut-off levels for these drugs or to contain a cut-off level of 500 ng/mL.

Rapid TOX Cup® II: The patented and patent pending Rapid TOX Cup II is an all-inclusive point of collection test for 2 to 14 DOA that incorporates collection and testing of the sample in a single product. Each Rapid TOX Cup II contains multiple channels and each channel contains a single drug-testing strip that contains the chemistry to detect more than one class of drug of abuse. Like Rapid TOX, the Rapid TOX Cup II also offers additional cut-off levels (of 500 ng/mL) for amphetamines, MDMA (Ecstasy) and methamphetamines.

POCT Products for the Detection of DOA in Oral Fluids:

We manufacture a number of POCT products that detect the presence or absence of DOA in oral fluids. These products are easy to use and provide test results within minutes with enhanced sensitivity and detection comparable to laboratory-based oral fluids tests. Currently, the assays available on our oral fluid products are amphetamines, barbiturates, benzodiazepines, cocaine, MDMA (Ecstasy), methadone, methamphetamines, opiates, PCP, propoxyphene and THC.

OralStat®: OralStat is a patented and patent pending, innovative POCT system for the detection of DOA in oral fluids. Each OralStat simultaneously tests for 6 or 10 DOA in a single oral fluid specimen.

OralStat EX: OralStat EX is an oral fluid point of collection test that was designed to make both POCT and confirmation testing simple. The oral fluid sample is expressed into a separate transportable bottle containing a buffer solution, and after the initial screen has been performed there is ample solution remaining to send to a laboratory for confirmation of positive test results. We did not sell any OralStat EX products in the year ended December 31, 2009, however, this product line can still be offered to customers if market demand requires.

Rapid STAT™: Rapid STAT is a patent pending oral fluid point of collection test that combines the incubation benefits of OralStat (see definition of OralStat above) with the Rapid TOX cassette product platform (see definition of Rapid TOX above). Rapid STAT maximizes drug recovery and provides a transport container for confirmation of positive test results. Rapid STAT provides even faster test results, making it ideal for those market applications, such as roadside testing, in which portability and time is crucial. In addition to these added benefits, Rapid STAT provides even lower THC testing sensitivity, making it unrivaled in the market. Each Rapid STAT simultaneously tests for six DOA in a single oral fluid specimen.

Other Products

We distribute a number of other products related to the detection of drugs or substances of abuse. We do not manufacture these products. We do not derive a significant portion of our revenues from the sale of these products.

Rapid Reader®: The Rapid Reader is a compact, portable unit that captures a picture of the test results on an ABMC drug test using a high-resolution camera. The results are then analyzed, interpreted, and sent to a data management system, which enables the user to interpret, store, transmit and print the drug test results. The Rapid Reader system can only be used to interpret and record the results of an ABMC drug test. Although we only distribute this product, we obtained 510(k) marketing clearance (see page 7 for a description of 510(k) marketing clearance) from the U.S. Food and Drug Administration (“FDA”) specific to our marketing of the Rapid Reader. Presently, we offer two different models of the Rapid Reader to our customers, the 210 and 250.

Adulteration, Alcohol and Nicotine: We currently offer a number of point of collection tests that detect the presence or absence of adulterants, alcohol and nicotine. Two of these products are sold under ABMC-owned trademarks; the Rapid AlcoTEC™ alcohol test and the Rapid Check® test for adulterants. Some of the adulterant test products we distribute are also incorporated into our urine-based POCT products for DOA. We do not derive a significant portion of our revenues from the sale of these products.

Contract Manufacturing

We provide bulk test strip contract manufacturing services to a number of non-affiliated POCT diagnostic companies. In the year ended December 31, 2009, we manufactured test components for the detection of:

▪	RSV (Respiratory Syncytial Virus): the most common cause of lower respiratory tract infections in children worldwide
▪	Fetal amniotic membrane rupture

We also performed development work for certain manufacturing customers related to products to detect various other infectious diseases. None of the costs related to the performance of this development work were paid for by current or potential contract manufacturing customers. We do not currently derive a significant portion of our revenues from contract manufacturing.

Our Markets

Workplace

The Workplace market consists of pre-employment testing of job applicants, and random, cause and post-accident testing of employees. Many employers recognize the financial and safety benefits of implementing drug-free workplace programs, of which drug testing is an integral part. Government incentives encourage employers to adopt drug-free workplace programs. In some states, there are worker’s compensation and unemployment insurance premium reductions, tax deductions and other incentives for adopting these programs. The Drug-Free Workplace Act requires some federal contractors and all federal grantees to agree that they will provide drug-free workplaces as a precondition of receiving a contract or grant from a federal agency. Typically if a contractor receives a federal contract of $100,000 or more, they must enact a drug-free workplace program (the Federal Acquisition Streamlining Act of 1994 raised the threshold of contracts covered by the Drug-Free Workplace Act from $25,000 to those exceeding $100,000). Any organization or individual that has been granted a federal contract, regardless of size, must enact a drug-free workplace program.

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

▪
According to the 2008 SAMHSA (Substance Abuse Mental Health Services Administration) National Survey on Drug Use and Health released in September 2009, most drug users are employed. Of the 17.8 million current illicit drug users aged 18 or older in 2008, 12.9 million, or 72.7% were employed either full or part time.

Government

The Government market includes federal, state, county and local agencies, including correctional facilities, pretrial agencies, probation, drug courts and parole departments at the federal and state levels and juvenile correctional facilities. A significant number of individuals on parole or probation, or within federal, state, county and local correctional facilities and jails, have one or more conditions to their sentence required by the court or probation agency, which includes periodic drug-testing and substance abuse treatment.

According to reports issued by the Bureau of Justice Statistics:

▪	In 2008, over 7.3 million people in the United States were on probation, in jail or prison, or on parole; and
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

Clinical

The Clinical market includes emergency rooms, physician offices, hospitals and clinics and rehabilitation facilities associated with hospitals. In August 2009, the Drug Abuse Warning Network (a public health surveillance system that monitors drug-related visits to hospital emergency departments and drug-related deaths investigated by medical examiners and coroners) estimated that in 2008 almost 2 million emergency department visits were associated with drug misuse or abuse. To address this issue, drug testing is performed so healthcare professionals are able to ascertain the drug status of a patient before they administer pharmaceuticals or other treatment.

We currently sell in this market through our direct sales force; however, we do not maintain a large share of this market. We believe the best marketing strategy in this market would be to obtain an exclusive distribution relationship with a multi-national diagnostics company focused on the clinical POCT market, and we continue to make efforts to develop such a relationship.

International

The International market consists of various markets outside of the United States. Although workplace testing is not as prevalent outside of the United States as within, the international Government and Clinical markets are somewhat in concert with their United States counterparts. One market that is significantly more prevalent outside of the United States is roadside drug testing. Countries including but not limited to, France, Australia, Malaysia, New Zealand, Portugal, Finland, Germany, Norway, Switzerland and Canada, already conduct roadside drug testing, are currently in a pilot phase of drug-testing or have put laws in place to allow drug-testing. In the year ended December 31, 2008, after an extensive study of virtually every oral fluid POCT for DOA on the market, the French government chose our Rapid STAT (see definition of Rapid STAT on page 2) to be used by the French police to perform drug testing at the roadside. We also appointed a master distributor to market in the region of Latin America in the year ended December 31, 2008. This distributor’s sales are primarily in the Government and Clinical markets, along with some sales in the Workplace market.

Rehabilitation

The Rehabilitation market includes people in treatment for substance abuse. There is typically a high frequency of testing in this market. For example, in many residence programs, patients are tested each time they leave the facility and each time they return. In outpatient programs, patients are generally tested on a weekly basis.

Education

The Education market consists of student drug-testing. In June 2002, the Supreme Court ruled that students in extracurricular activities including athletics, band, choir, and other activities could be tested for drugs at the start of the school year and randomly throughout the year. According to the December 2009 University of Michigan Monitoring the Future study, 15% of 8th graders, 29% of 10th graders and 37% of 12th graders have used an illicit drug within the 12 months prior to the study. Furthermore, the study reported that a little less than half of young people have tried an illicit drug by the time they finish high school.

Our Distribution Methods

We have a two-pronged distribution strategy that focuses on growing our business through direct sales and distributors. Our direct sales team consists of our Vice President of Sales and Marketing, Director of Government Sales, Director of Latin America Sales, Director of International Sales, Regional Sales Managers and Inside Sales Representatives (collectively our “Direct Sales Team”); all of which are trained professionals and most of which are highly experienced in DOA testing sales. Our distributors are unaffiliated entities that resell our POCT products either as stand-alone products or as part of a service they provide to their customers.

Our Direct Sales Team and network of distributors sell our products to the Workplace, Government, Clinical, Rehabilitation, and Education markets, and we sell primarily through a network of distributors in the International market. Although we currently sell our urine-based point of collection products directly into the Clinical market, we continue to make efforts to develop a distribution relationship with a multi-national diagnostics company focused on the Clinical market.

We promote our products through direct mail campaigns, selected advertising, participation at high profile trade shows, use of key point of collection advocate consultants and other marketing activities. We expect to continue to recruit and utilize experienced distributors in addition to selling directly in our markets.

Competition

We compete on the following factors:

▪	pricing;
▪	quality of product;
▪	ease and user-friendliness of products; and
▪	customer and technical support

Pricing: The pricing structure within the POCT market for DOA is highly competitive and currently our products are cost-competitive in most markets in which we compete, although price pressures have increased significantly when comparing our product pricing with the pricing of point of collection tests manufactured outside of the United States. In order to meet the price pressure caused primarily by these foreign manufacturers, ABMC continues to evaluate all aspects of its manufacturing and assembly processes to identify areas of cost savings. Cost savings in manufacturing would allow us to achieve and/or sustain acceptable gross margins while still providing our customers with cost-competitive products. In addition, we continue to explore new, lower cost product alternatives to offer our customers.

Quality: There have been a number of studies that have reported on the accuracy and reliability of ABMC products. A study was conducted by the Department of Health and Human Services in 1999 (as of the date of this report, this is still the most current government issued study) that ranked our RDS the most accurate multi-drug product for all drugs when compared to GC/MS (Gas Chromatography/Mass Spectrometry). GC/MS is a laboratory test consisting of a combination of two microanalytical techniques: GC, a separation technique, and MS, an identification technique. Another study conducted in 2003 on the Rapid ONE test for Oxycodone conducted by the Greater Los Angeles VA Healthcare System found that “only the…..Rapid ONE OXY test demonstrated 100% reliability.”

Ease and user-friendliness: Some of our competitors’ point of collection drug tests use a collection or delivery method different than our point of collection drug tests. Our urine-based products do not require pipetting (dropping) of the specimen, adding or mixing of reagents or other manipulation of the product by the user. In fact, our Rapid TOX (see page 2) product offers the option of dipping the test into the urine specimen rather than pipetting the specimen.

Customer and technical support: Customer and technical support are becoming more important in the point of collection drug-testing market as individuals being tested become more knowledgeable about how to “beat” a drug test. Questions related to test administration, drug cross reactivity, drug metabolism and other testing related matters are becoming areas in which clarification is needed by customers using these products. ABMC provides its customers with continuous customer and technical support on a 24/7/365 basis. We believe that this support provides us with a competitive advantage since most of our competitors do not offer this extended service to their customers.

Raw Materials and Suppliers

The primary raw materials required for the manufacture of our point of collection test strips and our point of collection drug tests consist of antibodies, antigens and other reagents, plastic molded pieces, membranes and packaging materials. We maintain an inventory of raw materials which, to date, has been acquired primarily from third parties. Currently, most raw materials are available from several sources. We own the molds and tooling for our plastic components that are custom and proprietary, but we do not own the molds and tooling for our plastic components that are "stock" items. The ownership of these molds affords us flexibility and control in managing the supply chain for these components.

Major Customers

We have a number of national account customers that in total represent a significant portion of our sales in the years ended December 31, 2009 and December 31, 2008. One of these national account customers represented 11.1% of net sales in the year ended December 31, 2009 and 11.2% of net sales in the year ended December 31, 2008.

Patents and Trademarks/Licenses

To date, we hold 27 patents related to our point of collection drug-testing products, including 4 design patents and 8 utility patents issued in the United States. We currently have 9 United States patent applications pending and 13 foreign patent applications pending. The earliest expiration date of any of our issued patents is January 2013.

To date, we have registered 23 trademarks in the United States, including but not limited to, Rapid Drug Screen, RDS, Rapid ONE, OralStat, Rapid Reader, Rapid TOX, Rapid TOX Cup, InCup, Rapid Check, our website domain, our corporate logos and certain product logos. We have also registered 17 trademarks in countries/regions such as Canada, Mexico, Europe, and the United Kingdom. We currently have two trademark applications pending in the United States.

On February 28, 2006, we entered into a non-exclusive Sublicense Agreement with an unaffiliated third party related to certain patents allowing us to expand our bulk test strip contract manufacturing operations. Under this Sublicense Agreement, we paid a non-refundable fee of $175,000 over the course of two years and we were to pay royalties on products that fell within the scope of the patents. We did not manufacture any products that fell within the scope of the patents during the term of the sublicense. The last expiration date of the patents covered by the Sublicense Agreement was December 17, 2008. Therefore, the Sublicense Agreement expired on December 17, 2008 and such expiration has not had a material impact on our sales. Upon the expiration of the patents covered under the Sublicense Agreement, the subject matter disclosed therein is placed in the public domain, and anyone can practice under the teachings of those patents.

On March 29, 2006, we entered into a royalty agreement with Integrated Biotechnology Corporation (“IBC”). IBC is the owner of a RSV test that we manufacture for one of IBC’s distributors. The agreement was entered into to address amounts that IBC owed to ABMC at the end of the year ended December 31, 2005, and to streamline the order and fulfillment process of IBC’s RSV product. All outstanding amounts due were satisfied by the end of the third quarter of the year ended December 31, 2007. After satisfaction of amounts due, we continued to work directly with IBC’s distributor under the terms of the Agreement, which stated that we were to pay IBC a 20% royalty of total sales received from IBC’s distributor. The agreement expired on November 2, 2008. However, we continue to work directly with IBC’s distributor and manufacture a RSV product for them.

Government Regulations

In certain markets, the development, testing, manufacture and sale of our point of collection drug tests, and possible additional testing products for other substances or conditions, are subject to regulation by the United States and foreign regulatory agencies. Pursuant to the Federal Food, Drug, and Cosmetic Act, and associated regulations, the FDA regulates the pre-clinical and clinical testing, manufacture, labeling, distribution and promotion of medical devices. A “medical device” is defined as an “instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent, or other similar or related article, including any component, part, or accessory, which is…intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment, or prevention of disease, in man or other animals, or intended to affect the structure or any function of the body of man or other animal…”

Based upon legal advice from our FDA counsel, we have taken the position that our products are not “medical devices” as defined above, except when they are marketed and sold to the Clinical market (see Item 1A, Risk Factor related to “Any adverse changes in our regulatory framework…” on page 11). For instance, most of our urine-based products are marketed and sold in the Clinical market; therefore, these urine-based products would fall under the category of 510(k) submissions to the FDA. A 510(k) is a premarketing submission made to the FDA to demonstrate that the device to be marketed is as safe and effective, that is, substantially equivalent, to a legally marketed device that is not subject to premarket approval. Applicants must compare their 510(k) device to one or more similar devices currently on the U.S. market and make and support their substantial equivalency claims. A legally marketed device is a device that was legally marketed prior to May 28, 1976 (pre-amendments device), or a device that has been reclassified from Class III to Class II or I, or a device which has been found to be substantially equivalent to such a device through the 510(k) process, or one established through Evaluation of Automatic Class III Definition. The legally marketed device(s) to which equivalence is drawn is known as the "predicate" device(s). Applicants must submit descriptive data and, when necessary, performance data to establish that a device is substantially equivalent to a predicate device.

We do not currently market our OralStat or Rapid STAT products to the Clinical market, as we have not yet obtained a 510(k) clearance for any of our oral fluid products. As of the date of this report, there are no oral fluid POCT’s (in which the testing result is truly obtained at the time the sample is collected) that have received 510(k) clearance.

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

▪	Rapid TEC product line;
▪	Rapid Reader;
▪	Rapid TOX product line; and
▪	Rapid TOX Cup (which includes alternative cut-off levels of 500 ng/mL for amphetamines, MDMA (Ecstasy) and methamphetamines).

Furthermore, in order to sell our products in Canada, we must comply with ISO 13485, the International Standards Organization's Directive for Quality Systems for Medical Devices (MDD or Medical Device Directive), and in order to sell our products in the European Union, we must obtain CE marking for our products (in the European Union, a "CE" mark is affixed to the product for easy identification of quality products). Collectively, these standards are similar to the U.S. Federal Regulations enforced by the FDA, and are a reasonable assurance to the customer that our products are manufactured in a consistent manner to help ensure that quality, defect-free goods are produced. As of the date of this report, we have received approval and the right to bear the CE mark on our Rapid Drug Screen, Rapid ONE, Rapid TOX, RDS InCup and OralStat and our application for the right to bear the CE mark on our Rapid TOX Cup II product is in process. We received our ISO 13485:2003 compliance certification in August 2006 and in 2007 we received our ISO 9001:2000 compliance certification. We have also obtained the license to sell our RDS, Rapid ONE and Rapid TOX products in Canada.

The Clinical Laboratory Improvement Amendments (CLIA) of 1988 established quality standards for laboratory testing to ensure the accuracy, reliability and timeliness of patient test results regardless of where the test was performed. As a result, those using CLIA waived tests are not subject to the more stringent and expensive requirements of moderate or high complexity laboratories. In August 2008, we received our CLIA waiver from the FDA related to our Rapid TOX product line. As of the date of this report, the Rapid TOX is the only ABMC POCT product that has been granted a CLIA waiver from the FDA.

Due to the nature of the manufacturing of our point of collection tests and the raw material used, ABMC does not incur any material costs associated with compliance with environmental laws, nor do we experience any material effects of compliance with environmental laws.

Research and Development (“R&D”)

Our R&D efforts are continually focused on enhancing and/or maintaining the performance and reliability of our drug-testing products. During the year ended December 31, 2009, our R&D team continued to make enhancements to our POCT products. The R&D team also continued the development process on bulk test strip contract manufacturing projects. Our R&D expenditures were $418,000 for the year ended December 31, 2009, compared to $563,000 for the year ended December 31, 2008. None of the costs incurred in R&D in either the year ended December 31, 2009 or the year ended December 31, 2008 were borne by a customer.

Manufacturing and Employees

Our facility in Kinderhook, New York houses assembly and packaging of our products in addition to the Company’s administration. We continue to primarily outsource the printing of the plastic components used in our products, and we outsource the manufacture of the plastic components used in our products. We manufacture all of our own individual test strips and we manufacture test strips for unaffiliated third parties at our R&D and bulk manufacturing facility in Logan Township, New Jersey. We contract with a third party for the manufacture of the Rapid Reader, adulteration, alcohol and nicotine products.

As of December 31, 2009, we had 96 employees, of which 95 were full-time and 1 was part-time. None of our employees are covered by collective bargaining agreements, and we believe our relations with our employees are good.

ITEM 1A.  RISK FACTORS

We have a history of incurring net losses.

Since our inception and throughout most of our history, we have incurred net losses, including but not limited to, a net loss of $900,000 incurred in the year ended December 31, 2009. We expect to continue to make substantial expenditures for sales and marketing, product development and other business purposes. Our ability to achieve profitability in the future will primarily depend on our ability to increase sales of our products, reduce production and other costs and successfully introduce new products and enhanced versions of our existing products into the marketplace. There can be no assurance that we will be able to increase our revenues at a rate that equals or exceeds expenditures. In the year ended December 31, 2009, our sales continued to be negatively impacted by the global economic crisis that began in the latter half of the year ended December 31, 2008, which negatively affected our results of operations. Our failure to increase sales while maintaining or reducing general and administrative, sales and marketing, research and development and production costs will result in the Company incurring additional losses.

Our products are sold in limited markets and the failure of any one of them to achieve and continue to achieve widespread market acceptance would significantly harm our results of operations.

We offer a number of point of collection tests for DOA that are sold in limited markets, and we currently derive most of our revenues from sales of our point of collection tests for DOA. Based upon actual results in the year ended December 31, 2009, and given current levels of operating expenses, we must achieve approximately $3.0 million in quarterly net sales to attain break-even results of operations. In addition, the markets in which we sell our products are cost-competitive. If we are required to lower our prices to our customers, our revenue levels could be negatively impacted which would adversely affect our gross profit margins. If our products do not achieve and maintain this level of revenue, or maintain certain gross profit margins, our results of operations would be significantly harmed.

Achieving continued market acceptance for our drug tests requires substantial marketing efforts and the expenditure of significant funds to inform potential customers and distributors of the distinctive characteristics, benefits and advantages of our drug tests. Two of our products are fairly new to our markets (the Rapid STAT and the Rapid TOX Cup were both introduced in 2007) and therefore, we have a limited history upon which to base market or customer acceptance of these products. Introduction of these new products has required, and may continue to require, substantial marketing efforts and expenditure of funds.

If we fail to keep up with technological factors or fail to develop our products, we may be at a competitive disadvantage.

The point of collection drug-testing market is highly competitive. Several companies produce drug tests that compete directly with our DOA product line, including Inverness Medical Innovations, Inc., Varian, Inc., and Biosite Diagnostics in the urine POCT market and OraSure Technologies, Inc., Varian, Inc., and Inverness Medical Innovations, Inc. in the oral fluid POCT market. As new technologies are introduced into the POCT market, we may be required to commit considerable additional effort, time and resources to enhance our current product portfolio or develop new products. Our success will depend upon new products meeting targeted product costs and performance, in addition to timely introduction into the marketplace. We are subject to all of the risks inherent in product development, which could cause material delays in manufacturing.

We rely on third parties for raw materials used in our DOA products and in our bulk test strip contract manufacturing processes.

We currently have approximately 61 suppliers who provide us with the raw materials necessary to manufacture our point of collection drug-testing strips and our point of collection tests for DOA. For most of our raw materials we have multiple suppliers, but there are a few raw materials for which we only have one supplier. The loss of one or more of these suppliers, the non-performance of one or more of their materials or the lack of availability of raw materials could suspend our manufacturing process related to our DOA products. This interruption of the manufacturing process could impair our ability to fill customers’ orders as they are placed, putting the Company at a competitive disadvantage.

Furthermore, we rely on a number of third parties for the supply of raw materials necessary to manufacture the test components we supply to other diagnostic companies under bulk test strip contract manufacturing agreements. For most of these raw materials we have multiple suppliers, however, there are a few raw materials for which we only have one supplier. The loss of one or more of these suppliers could suspend the bulk test strip manufacturing process and this interruption could impair our ability to perform bulk test strip contract manufacturing services.

We have a significant amount of raw material and “work in process” inventory on hand that may not be used in the year ending December 31, 2010 if the expected configuration of sales orders are not received at projected levels.

We currently have approximately $2.0 million in raw material components for the manufacture of our products at December 31, 2009. The non-chemical raw material components may be retained and used in production indefinitely and the chemical raw materials components have lives in excess of 20 years. In addition to the raw material inventory, we have approximately $2.2 million in manufactured testing strips, or other “work in process” inventory at December 31, 2009. The components for much of this “work in process” inventory have lives of 12-24 months. If sales orders received are not for products that would utilize the raw material components, or if product developments make the raw materials obsolete, we may be required to dispose of these unused raw materials. In addition, since the components for much of the “work in process” inventory have lives of 12-24 months, if sales orders within the next 12-24 months are not for products that contain the components of the “work in process” inventory, we may need to discard this expired “work in process” inventory. Beginning in the year ended December 31, 2004, we established an allowance for obsolete or slow moving inventory. At December 31, 2009, this allowance was set to $271,000. There can be no assurance that this allowance will continue to be adequate for the year ending December 31, 2010 and/or that it will not have to be adjusted in the future.

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

Our products must be cost-competitive and perform to the satisfaction of our customers.

Cost-competitiveness and satisfactory product performance are essential for success in the POCT market. There can be no assurance that new products we may develop will meet projected price or performance objectives. In fact, price competition continues to increase in the POCT markets as more companies offer products manufactured outside of the United States. Many foreign manufacturers have lower manufacturing costs and therefore can offer their products at a lower price. These lower costs include, but are not limited to, costs for labor, materials, regulatory compliance and insurance.

Due to the variety and complexity of the environments in which our customers operate, our products may not operate as expected, unanticipated problems may arise with respect to the technologies incorporated into our drug tests or product defects affecting product performance may become apparent after commercial introduction of our drug tests to the market. We could incur significant costs if we are required to remedy defects in any of our products after commercial introduction. Any of these issues could result in cancelled orders, delays and increased expenses. In addition, the success of competing products and technologies, pricing pressures or manufacturing difficulties could further reduce our profitability and the price of our securities.

One of our customers accounted for approximately 11.1% of the total net sales of the Company for the year ended December 31, 2009. Although we have entered into a written purchase agreement with this customer, this customer does not have any minimum purchase obligations and could stop buying our products with 90-days notice. A reduction, delay or cancellation of orders from this customer or the loss of this customer could reduce our revenues and profits. We cannot provide assurance that this customer or any of our current customers will continue to place orders, that orders by existing customers will continue at current or historical levels or that the we will be able to obtain orders from new customers.

We face significant competition in the drug-testing market and potential technological obsolescence.

We face competition from other manufacturers of point of collection tests for DOA. Manufacturers such as Inverness Medical Innovations, Inc., Varian, Inc., Biosite Diagnostics and OraSure Technologies, Inc. may be better known and some have far greater financial resources. In addition to these manufacturers, there are a number of smaller privately held companies, as well as foreign manufacturers, that serve as our competitors. The markets for point of collection tests for DOA are highly competitive. Currently, the pricing of our products is cost-competitive, but competing on a cost basis against foreign manufacturers becomes more difficult as costs to produce our products in the United States continue to increase. Furthermore, some of our competitors can devote substantially more resources than we can to business development and they may adopt more aggressive pricing policies. We expect other companies to develop technologies or products that will compete with our products.

Possible inability to hire and retain qualified personnel.

We will need additional skilled sales and marketing, technical and production personnel to grow the business. If we fail to retain our present staff or hire additional qualified personnel our business could suffer.

We depend on key personnel to manage our business effectively.

We are dependent on the expertise and experience of our senior management for our future success. The loss of a member of senior management could negatively impact our business and results of operations. Although we have employment agreements in place with the majority of senior management, there can be no assurance that any of our senior management will continue their employment. We currently maintain key man insurance for our Chief Executive Officer Stan Cipkowski and our Chief Science Officer Martin R. Gould.

Any adverse changes in our regulatory framework could negatively impact our business.

Our urine point of collection products have received 510(k) marketing clearance from the FDA, and have therefore met FDA requirements for professional use. Our oral fluid point of collection products have not received 510(k) marketing clearance from the FDA. We have also been granted a CLIA waiver from the FDA related to Rapid TOX, our urine point of collection product line. Workplace and Government are our primary markets, and it has been our belief that marketing clearance from the FDA is not required to sell our products in non-clinical markets (such as Workplace and Government), but is required to sell our products in the Clinical and over-the-counter (consumer) markets. However, in July 2009, we received a warning letter from the FDA, which alleges we are marketing our oral fluid drug screen, OralStat, in workplace settings without marketing clearance or approval (see Current Report on Form 8-K filed with the United States Securities and Exchange Commission (“SEC”) on August 5, 2009).

On August 18, 2009 we responded to the FDA warning letter received in July 2009, setting forth our belief that FDA clearance was not required in non-clinical markets. On October 27, 2009, we received another letter from the FDA (“October 2009 Letter”), which stated that they did not agree with our interpretation of certain FDA regulations. We responded to the October 2009 Letter on December 8, 2009 and as of the date of this report; we continue to be in discussions with the FDA related to this matter.

Currently there are many other oral fluid point of collection products being sold in the Workplace market by our competitors, none of which have received FDA marketing clearance. Therefore, if we are required to be one of the first companies to obtain FDA marketing clearance to sell our oral fluid products in the Workplace market, it is entirely possible that the cost of such clearance would be material and that incurring such cost could have a negative impact on our efforts to improve our performance and to achieve profitability. Furthermore, there can be no assurance that we would obtain such marketing clearance from the FDA. Our oral fluid products currently account for approximately 20% of our sales; if we were unable to market and sell our oral fluid products in the Workplace market, this could negatively impact our revenues.

Although we are currently unaware of any changes in regulatory standards related to any of our markets, if regulatory standards were to change in the future, there can be no assurance that the FDA will grant us the appropriate marketing clearances required to comply with the changes, if and when we apply for them.

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

We seek to protect our proprietary products under trade secret and copyright laws, which afford only limited protection. We currently have a total of 27 patents related to our POCT products. We have additional patent applications pending in the United States, and other countries, related to our POCT products. We have trademark applications pending in the United States. Certain trademarks have been registered in the United States and in other countries. There can be no assurance that the additional patents and/or trademarks will be granted or that, if granted, they will withstand challenge.

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

We currently have two option plans, the Fiscal 2000 Non-statutory Stock Option Plan (the “2000 Plan”) and the Fiscal 2001 Non-statutory Stock Option Plan (the “2001 Plan”). Both the 2000 Plan and the 2001 Plan have been adopted by our Board of Directors and approved by our shareholders, and both have options issued and options available for issuance. As of December 31, 2009 there were 263,500 options issued and outstanding under the 2000 Plan and 3,308,080 options issued and outstanding under the 2001 Plan, for a total of 3,571,580 options issued and outstanding as of December 31, 2009. Of the total options issued and outstanding, 3,071,580 are fully vested as of December 31, 2009. As of December 31, 2009, there were 736,500 options available for issuance under the 2000 Plan and 408,920 options available for issuance under the 2001 Plan.

On August 15, 2008, we completed an offering of Series A Debentures (the “Offering”) and received gross proceeds of $750,000 in principal amount of Series A Debentures (see Current Report on Form 8-K and amendment on Form 8-K/A-1 filed with the SEC on August 8, 2008 and August 18, 2008, respectively). Holders of the Series A Debentures will have a right of conversion of the principal amount of the Series A Debentures into shares (the “Debenture Conversion Shares”) of the common stock of the Company (“Common Stock”), at a conversion rate of 666.67 shares per $500 in principal amount of the Series A Debentures (representing a conversion price of approximately $0.75 per share). This conversion right can be exercised at any time, commencing the earlier of (a) 120 days after the date of the Series A Debentures, or (b) the effective date of a Registration Statement to be filed by the Company with respect to the Conversion Shares. The Company has the right to redeem any Series A Debentures that have not been surrendered for conversion at a price equal to the Series A Debentures’ face value plus $0.05 per underlying common share, or $525 per $500 in principal amount of the Series A Debentures. The Company can exercise this redemption right at any time within 90 days after any date when the closing price of the Common Stock has equaled or exceeded $2.00 per share for a period of 20 consecutive trading days.

As placement agent, Cantone Research, Inc. (“Cantone”) received a placement agent fee, and was also issued a four-year warrant to purchase 30,450 shares of the Company’s common stock at an exercise price of $0.37 per share (the closing price of the Company’s common shares on the Closing Date) and a four-year warrant to purchase 44,550 shares of the Company’s common stock at an exercise price of $0.40 per share (the closing price of the Company’s common stock on the Series A Completion Date), (together the “Placement Agent Warrants”). All Warrants issued to Cantone were immediately exercisable upon issuance.

We registered the Debenture Conversion Shares and the Common Stock underlying the Placement Agent Warrants in a Registration Statement on Form S-3 (the “Registration Statement”) filed with the SEC on April 15, 2009 and further amended on May 5, 2009. The Registration Statement was declared effective on June 10, 2009.

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

There are 3,993,155 common shares presently issued and outstanding as of the date hereof that are “restricted securities” as that term is defined under the Securities Act of 1933, as amended, (the “Securities Act”) and in the future may be sold in compliance with Rule 144 of the Securities Act (“Rule 144”), or pursuant to a registration statement filed under the Securities Act. Rule 144 addresses sales of restricted securities by affiliates and non-affiliates of an issuer. An “affiliate” is a person, such as an officer, director or large shareholder, in a relationship of control with the issuer. “Control” means the power to direct the management and policies of the company in question, whether through the ownership of voting securities, by contract, or otherwise. If someone buys securities from a controlling person or an affiliate, they take restricted securities, even if they were not restricted in the affiliate's hands.

A person who is not an affiliate of the issuer (and who has not been for at least three months) and has held the restricted securities for at least one year can sell the securities without regard to restrictions. If the non-affiliate had held the securities for at least six months but less than one year, the securities may be sold by the non-affiliate as long as the current public information condition has been met (i.e. that the issuer has complied with the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).

We are subject to reporting requirements of the Exchange Act. Under Rule 144, if a holder of securities is an affiliate of an issuer subject to Exchange Act reporting requirements, the securities must be held for at least six months. In addition, the number of equity securities sold during any three-month period cannot exceed 1% of the outstanding shares of the same class being sold. The securities must be sold in unsolicited, routine trading transactions and brokers may not receive more than normal commission. Affiliates must also file a notice with the SEC on Form 144 if a sale involves more than 5,000 shares or the aggregate dollar amount is greater than $50,000 in any three-month period. The sale must take place within three months of filing the Form 144 and, if the securities have not been sold, an amended notice must be filed. Investors should be aware that sales under Rule 144 or pursuant to a registration statement filed under the Securities Act may depress the market price of our securities in any market for such shares.

We believe we will need additional funding for our existing and future operations.

Our financial statements for the year ended December 31, 2009 have been prepared assuming we will continue as a going concern. We do not believe, based on certain assumptions, including our expectation that the overall global economic crisis will continue to have a negative impact on our business in either all or at least part of the year ending December 31, 2010, that our current cash balances, and cash generated from future operations will be sufficient to fund operations for the next twelve months. Future events, including the problems, delays, expenses and difficulties which may be encountered in establishing and maintaining a substantial market for our products, could make cash on hand insufficient to fund operations. If cash generated from operations is insufficient to satisfy our working capital and capital expenditure requirements, we may be required to sell additional equity or debt securities or obtain additional credit facilities. There can be no assurance that such financing will be available or that we will be able to complete financing on satisfactory terms, if at all. Any such equity financing may result in further dilution to existing shareholders.

Our securities are currently trading on the Pink OTC Markets, Inc., commonly referred to as the “Pink Sheets”, and may be subject to SEC “penny stock,” rules, which could make it more difficult for a broker-dealer to trade our common shares, for an investor to acquire or dispose of our common shares in the secondary market and to retain or attract market makers.

The SEC has adopted regulations that define a “penny stock” to be any equity security that has a market price per share of less than $5.00, subject to certain exceptions, such as any securities listed on a national securities exchange or securities of an issuer in continuous operation for more than three years whose net tangible assets are in excess of $2 million, or an issuer that has average revenue of at least $6 million for the last three years. Our common shares were delisted from the NASDAQ Capital Market in September 2009 and are currently trading on the Pink Sheets. As of the year ended December 31, 2009, our net tangible assets did exceed $2 million, and our average revenue for the last three years exceeded $6 million, so our securities currently qualify for exclusion from the “penny stock” definitions. However, if our net tangible assets cease to exceed $2 million and our three-year average revenue falls below $6 million, we would fail to qualify for either of these exclusions, and our common shares would be subject to “penny stock” rules. For any transaction involving a “penny stock,” unless exempt, the rules impose additional sales practice requirements on broker-dealers, subject to certain exceptions. For these reasons, a broker-dealer may find it more difficult to trade our common stock and an investor may find it more difficult to acquire or dispose of our common stock on the secondary market. Therefore, broker-dealers may be less willing or able to sell or make a market in our securities because of the penny stock disclosure rules. Not maintaining a listing on a major stock market may result in a decrease in the trading price of our securities due to a decrease in liquidity and less interest by institutions and individuals in investing in our securities, and could also make it more difficult for us to raise capital in the future. Furthermore, listing on the Pink Sheets may make it more difficult to retain and attract market makers. In the event that market makers cease to function as such, public trading of our securities will be adversely affected or may cease entirely.

We may incur additional significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

We may incur significant legal, accounting and other expenses as a result of our required compliance with certain regulations. More specifically, the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), as well as rules subsequently implemented by the SEC, have imposed various new requirements on public companies. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations are expected to increase our legal and financial compliance costs and may make some activities more time-consuming and costly.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, beginning with our year ended December 31, 2007, management was required to perform system and process evaluation and testing of the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. On October 2, 2009, the SEC extended the deadline requiring smaller reporting companies to obtain auditor's attestation related to their assessments of the effectiveness of our internal controls over financial reporting. Smaller reporting companies are now required to obtain auditor's attestation of their assessments beginning with annual reports covering fiscal years ended on or after June 15, 2010, instead of the prior deadline of fiscal years ended on or after December 15, 2009. Therefore, commencing in our year ending December 31, 2010, our independent registered public accounting firm will report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act.

Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. As a result, our compliance with Section 404 may require that we incur substantial accounting expense and expend significant management efforts. We do not have an internal audit group, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge to ensure compliance with these regulations.

Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we, or our independent registered public accounting firm, identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our common shares could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Difficult conditions in the global economy have adversely affected our business and results of operations and it is uncertain if these conditions will improve in the near future.

The economic downturn has substantially reduced our sales and negatively impacted our results of operations.  If the current economic downturn continues or intensifies, our results could be more adversely affected in the future. A prolonged economic downturn, both in the United States and worldwide, may continue to lead to lower sales, lower gross margins and increased bad debt risks, all of which could adversely affect our results of operations, financial condition and cash flows. There could be a number of other adverse effects on the Company’s business, including insolvency of customers and suppliers.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We purchased our property in Kinderhook, New York in November 2001. The property currently consists of a 30,000 square foot facility with approximately 22 surrounding acres. Our Kinderhook facility houses administration, customer service, inside sales, assembly and packaging and shipping. We lease (under a long-term, non-cancellable lease) 14,400 square feet of space in Logan Township, New Jersey that houses our bulk test strip manufacturing and research and development. Both facilities are currently adequate and meet the needs of all areas of the Company.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are named in legal proceedings in connection with matters that arose during the normal course of business. While the ultimate result of any such litigation cannot be predicted, if we are unsuccessful in defending any such litigation, the resulting financial losses could have an adverse effect on the financial position, results or operations and cash flows of the Company. We are aware of no significant litigation loss contingencies for which management believes it is both probable that a liability has incurred and that the amount of the loss can be reasonably estimated. We are unaware of any proceedings being contemplated by governmental authorities as of the date of this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares traded on the NASDAQ Capital Market (“NASDAQ”) under the symbol “ABMC” from December 24, 1997 until September 3, 2009, when trading in our common shares was suspended for failure to comply with NASDAQ’s minimum bid price listing requirement. NASDAQ subsequently delisted our common shares effective October 16, 2009. Our common shares are currently trading on the Pink OTC Markets, Inc. (the “Pink Sheets”) under the symbol “ABMC”.

The following table sets forth the high and low closing bid prices of our securities as reported by the Pink Sheets beginning September 3, 2009 and through the period noted below. The prices quoted reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

Fiscal year ending December 31, 2009	High	Low

Quarter ending December 31, 2009	$0.15	$0.09
Period from September 3, 2009 through September 30, 2009	$0.18	$0.15

The following table sets forth the high and low sale prices of our securities as reported by NASDAQ for the periods noted until September 3, 2009 (the date on which trading in the Company’s common shares was suspended on NASDAQ).

Common Shares

Fiscal year ending December 31, 2009	High	Low

Period from July 1, 2009 through September 2, 2009	$0.30	$0.16
Quarter ending June 30, 2009	$0.42	$0.11
Quarter ending March 31, 2009	$0.30	$0.10

Fiscal year ending December 31, 2008	High	Low

Quarter ending December 31, 2008	$0.54	$0.08
Quarter ending September 30, 2008	$0.95	$0.32
Quarter ending June 30, 2008	$0.98	$0.33
Quarter ending March 31, 2008	$0.98	$0.46

Holders

Based upon the number of record holders and individual participants in security position listings, as of March 30, 2010, there were approximately 3,000 holders of our securities. As of March 30, 2010, there were 21,744,768 common shares outstanding.

Dividends

We have not declared any dividends on our common shares and do not expect to do so in the foreseeable future. Future earnings, if any, will be retained for use in our business.

Securities authorized for issuance under equity compensation plans previously approved by security holders

We have two Non-statutory Stock Option Plans in place (the 2000 Plan and the 2001 Plan, collectively the “Plans”) that have been adopted by our Board of Directors and subsequently approved by our shareholders. The Plans provide for the granting of options to employees, directors, and consultants (see Part I, Item 1A, Risk Factor titled, “Potential issuance and exercise…” on page 12).

Securities authorized for issuance under equity compensation plans not previously approved by security holders

As part of their compensation as the placement agent in our August 2008 Series A Convertible Debenture Offering, Cantone Research, Inc. (“Cantone”) was issued a four-year warrant to purchase 30,450 shares of the Company’s common stock at an exercise price of $0.37 per share, and a four-year warrant to purchase 44,550 shares of the Company’s common stock at an exercise price of $0.40 per share. All warrants issued to Cantone were immediately exercisable upon issuance (see Part I, Item 1A, Risk Factor titled, “Potential issuance and exercise…” on page 12).

The following table summarizes information as of December 31, 2009, with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by security holders	3,571,580	$0.96	1,145,420
Equity Compensation Plans not approved by security holders	75,000	$0.39	NA

Performance Graph

As a smaller reporting company, we are not required to provide the information required under this item.

ITEM 6.  SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required under this item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information, which we believe is relevant to an assessment and understanding of our financial condition and results of operations. The discussion should be read in conjunction with the financial statements contained herein and the notes thereto. Certain statements contained in this Annual Report on Form 10-K, including, without limitation, statements containing the words “believes”, “anticipates”, “estimates”, “expects”, “intends”, “projects”, and words of similar import, are forward-looking as that term is defined by the Private Securities Litigation Reform Act of 1995 (“1995 Act”), and in releases issued by the SEC. These statements are being made pursuant to the provisions of the 1995 Act and with the intention of obtaining the benefits of the “Safe Harbor” provisions of the 1995 Act. We caution that any forward-looking statements made herein are not guarantees of future performance and that actual results may differ materially from those in such forward-looking statements as a result of various factors, including, but not limited to, any risks detailed herein, including the “Risk Factors” section contained in Item 1A of this Form 10-K, or detailed in our most recent reports on Form 10-Q and Form 8-K and from time to time in our other filings with the SEC and amendments thereto. We are not undertaking any obligation to publicly update any forward-looking statements. Readers should not place undue reliance on these forward-looking statements.

Overview and Plan of Operations

During the year ended December 31, 2009, we sustained a net loss of $900,000 from net sales of $9,726,000, and had net cash provided by operating activities of $254,000. During the year ended December 31, 2008, we sustained a net loss of $850,000 from net sales of $12,657,000, and had net cash used in operating activities of $303,000.

During the year ended December 31, 2009, we continued to market and distribute our urine and oral fluid-based point of collection tests for DOA and our Rapid Reader drug screen result and data management system, and we also performed bulk test strip contract manufacturing services for unaffiliated third parties. Throughout the year ended December 31, 2009, we continued to take steps to reduce manufacturing costs to increase our gross margin. Unfortunately, the global economic crisis continued to have a negative impact on our sales throughout the year ended December 31, 2009. In response to the uncertainties associated with the state of the global economy, we initiated cost-cutting measures to reduce our operating expenses. Although these measures did not prevent us from sustaining a net loss in the year ended December 31, 2009, these measures did enable the Company to minimize our net loss.

Our sales strategy continues to be a focus on direct sales, while identifying new contract manufacturing opportunities and pursuing new national accounts. Simultaneously with these efforts, we continue to focus on the development of new product platforms and configurations to address market trends and needs.

Our continued existence is dependent upon several factors including, but not limited to, our ability to raise revenue levels, to continue to reduce costs to generate positive cash flows, and to sell additional shares of our common stock to fund operations and/or obtain additional credit facilities, if and when necessary.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or “U.S. GAAP”. Part IV, Item 15, Note A to our financial statements, describes the significant accounting policies and methods used in the preparation of our financial statements. The accounting policies that we believe are most critical to aid in fully understanding and evaluating the financial statements include the following:

Use of Estimates: The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to product returns, bad debts, inventories, income taxes, warranty obligations, contingencies and litigation. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue:  Revenue is recognized upon shipment to customers.

Accounts Receivable and Allowance for Doubtful Accounts: We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance may be required.

Inventory and Allowance for Slow Moving and Obsolete Inventory: We maintain an allowance for slow moving and obsolete inventory. If necessary, actual write-downs to inventory are made for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory allowances or write-downs may be required.

Deferred Income Tax Asset Valuation Allowance: We record a valuation allowance to reduce our deferred income tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the deferred income tax valuation allowance, in the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of our net recorded amount, an adjustment to the deferred income tax asset would increase income in the period such determination was made.

Results of operations for the year ended December 31, 2009, compared to the year ended December 31, 2008

Net Sales: Net sales decreased 23.2% in the year ended December 31, 2009, compared to net sales in the year ended December 31, 2008. The economic downturn continued to affect sales across all market segments, however our core markets, Workplace and Government, were particularly affected. Increasingly high unemployment levels have resulted in decreases in the Workplace market, as employers perform less pre-employment and random drug testing either due to lower employment levels or in some cases, as part of cost-cutting measures. Also, a number of our national accounts customers are staffing agencies that perform pre-employment drug testing and with fewer employers hiring, these customers are performing fewer drug tests. Our Government market continues to be impacted by price pressures caused by competitors selling products manufactured outside of the United States. Most government contracts are awarded via an open solicitation process and in most cases, the company with the lowest priced product is awarded the contract. Since foreign manufacturers can offer their products at a lower price due to lower costs, including but not limited to, lower labor, material, regulatory and insurance costs, it has become increasingly difficult to compete from a cost standpoint. However, we have been successful in garnering government contracts, especially in those cases when an emphasis is placed on quality, customer service, technical support and “Made in America” requirements. For some of the contracts we currently hold, decreased purchasing levels (in attempts to close budget deficits), have resulted in decreased buying by our customers. In addition to our core markets, we also experienced sales declines in our International market for the same reasons previously discussed, as poor economic conditions continue to be of a global nature. Our contract manufacturing sales also declined in the year ended December 31, 2009 when compared to the year ended December 31, 2008; increased sales of the fetal amniotic rupture test were offset by a decline in sales of the RSV test.

While we remain encouraged by reports of improvement in certain aspects of global economic conditions, until the economy fully recovers and companies begin to rehire employees, we expect to continue to see declines in our core markets. We are hopeful that these decline rates will stabilize and eventually improve. We are optimistic that sales in our International market and Contract Manufacturing will either recover or decline at a lower rate.

Cost of goods sold/gross profit: Cost of goods sold declined slightly year over year; in the year ended December 31, 2009, cost of goods sold was 57.7% of net sales, while in the year ended December 31, 2008 cost of goods sold was 58.4% of net sales. In the fourth quarter of the year ended December 31, 2008, the unanticipated sharp decline in sales due to the downturn of the economy negatively impacted our cost of goods sold; more specifically, our rolling weighted average labor and overhead costs and raw material expenditures were not in line with the level of sales achieved in the fourth quarter of the year ended December 31, 2008. To address sales declines, starting in the year ended December 31, 2009, we decreased product manufacturing and reduced labor and overhead costs in an effort to bring production output in line with anticipated demand. In the latter part of the year ended December 31, 2009, we did experience sporadic periods of sales improvement, leading us to increase production personnel levels (from lower levels maintained earlier in the year ended December 31, 2009). At December 31, 2009, we had not reverted to those lower production levels due to the uncertainty of our markets and as to when a full economic recovery will occur. In addition, although we have cut back on the amount of product being manufactured, certain direct labor and overhead costs are fixed and such fixed costs are now being allocated to a reduced number of manufactured strips, thus increasing our manufacturing cost per unit. We continue to evaluate our production personnel levels as well as our product manufacturing levels to ensure they are adequate to meet current and anticipated sales demands.

In addition, gross profit in the year ended December 31, 2009 was affected by sales declines in the Workplace market (typically higher margin sales), and typically lower margin rates for new contracts in the Government market due to price pressures from foreign manufacturers, as well as continued price pressures in all markets.

Operating Expenses: As a result of cost-cutting measures implemented in the beginning of the year, operating expenses for the year ended December 31, 2009 decreased 18.7% when compared to operating expenses in the year ended December 31, 2008. These cost-cutting measures resulted in expense reductions some of which were offset by certain increases as described in the following detail:

Research and development (“R&D”)

R&D expenses for the year ended December 31, 2009 decreased 25.8% when compared to R&D expenses incurred in the year ended December 31, 2008. Savings in salaries, consulting fees, FDA compliance costs, utility costs, supplies, travel, phone and depreciation were minimally offset by increases in employee related benefits and repairs and maintenance. The greatest savings were in salary expense and FDA compliance costs. In June 2008, our Vice President of Product Development retired and we have not filled this position, nor do we expect to fill this position in the future. Also, the year ended December 31, 2008 included costs related to our application for a CLIA waiver (see Part I, Item 1, “Government Regulations” on page 7) and these costs did not recur in the year ended December 31, 2009. Throughout the year ended December 31, 2009, our R&D department continued to focus their efforts on the enhancement of our current products and exploration of contract manufacturing opportunities.

Selling and marketing

Selling and marketing expenses for the year ended December 31, 2009 decreased 25.4% when compared to selling and marketing expenses incurred in the year ended December 31, 2008. Reductions were seen in all expense categories except for increases noted in advertising expense, marketing salaries, marketing employee-related benefits and dues and subscriptions. The increase in marketing salaries is due to the addition of a position for information technology services, website development and Rapid Reader support; previously, these services were provided by an independent contractor (see Part IV, Item 15, Note K to the Financial Statements). The expense reductions in selling and marketing are attributed to the implementation of cost-cutting measures as well as decreased sales resulting in a decrease in sales commissions. Also, the year ended December 31, 2008 included two non-recurring charges; included in miscellaneous expense were costs related to a settlement of a claim regarding a product return and included in royalty expense were costs related to an agreement regarding the RSV product we manufacture for an unaffiliated third party, and neither of these expenses recurred in the year ended December 31, 2009. Throughout the year ended December 31, 2009, we promoted our products through selected advertising, participation at high profile trade shows and other marketing activities. Our direct sales force continued to focus their selling efforts in our target markets, which include, but are not limited to, our core markets of Workplace and Government. In addition, beginning in the fourth quarter of the year ended December 31, 2008, our direct sales force began to focus more efforts on the Clinical market, as a result of our receipt of a CLIA waiver related to our Rapid TOX product line. While we have seen some positive impact on sales as a result of these efforts to sell into CLIA waived markets, to date the impact has not been significant.

General and administrative (“G&A”)

G&A expenses for the year ended December 31, 2009 decreased 10.0% when compared to G&A expenses incurred in the year ended December 31, 2008. G&A was also positively impacted by our cost-cutting measures, although certain G&A costs are less sensitive to sales levels so the impact was not as great as noted in R&D and selling and marketing. Decreases in investor relations expense, directors’ fees and expense, CLIA waiver expense, insurance, patents and licenses, licenses and permits, office and computer supplies and miscellaneous expense were offset by increases in accounting fees, quality assurance, purchasing and administrative salaries and benefits, consulting fees, broker fees, legal fees, auto expense, telephone, dues and subscriptions, repairs and maintenance, bank service fees and share-based payment expense. In the year ended December 31, 2008, miscellaneous expense stemmed from establishing a reserve against a long-term receivable and this expense did not recur in the year ended December 31, 2009. In addition, charges related to our application for a CLIA waiver and a patent sublicense incurred in the year ended December 31, 2008, and they did not recur in the year ended December 31, 2009.

We believe that our current infrastructure is sufficient to support our business. However, additional investments in research and development, selling and marketing and general and administrative may be necessary to develop new products in the future and enhance our current products to meet the changing needs of the POCT market, to grow our contract manufacturing operations, to promote our products in our markets and to institute changes that may be necessary to comply with various regulatory and public company reporting requirements, including but not limited to, requirements related to internal controls over financial reporting and FDA compliance costs.

Other income and expense:  Other expense incurred during the year ended December 31, 2009 consisted of losses on disposals of property, plant and equipment offset by a gain realized on a grant. The grant was originally received from the Columbia Economic Development Corporation totaling $100,000. The grant is convertible to a loan based upon a percentage of the grant declining from 90% of the grant amount in 2003 to 0% in 2012. The grant is convertible to a loan only if the employment levels in the Kinderhook facility drop below 45 employees at any time during the year. The employment levels in the Kinderhook facility were 57 and 61 at the years ended December 31, 2009 and December 31, 2008, respectively. The amount of gain realized on this grant was $10,000 in the years ended December 31, 2009 and December 31, 2008. During the years ended December 31, 2009 and December 31, 2008, we incurred interest expense related to our loans and lines of credit with First Niagara Bank and Rosenthal & Rosenthal, Inc. and we earned interest on our cash accounts.

LIQUIDITY AND CAPITAL RESOURCES AS OF DECEMBER 31, 2009

Our cash requirements depend on numerous factors, including product development activities, penetration of the direct sales market, market acceptance of our new products, and effective management of inventory levels and production levels in response to sales forecasts. We expect to devote capital resources to continue product development and research and development activities. We will examine other growth opportunities including strategic alliances and expect such activities will be funded from existing cash and cash equivalents, issuance of additional equity or additional borrowings, subject to market and other conditions. Our financial statements for the year ended December 31, 2009 have been prepared assuming we will continue as a going concern. As of the date of this report, we do not believe that our current cash balances, together with cash generated from future operations and amounts available under our credit facilities will be sufficient to fund operations for the next twelve months. If cash generated from operations is not sufficient to satisfy our working capital and capital expenditure requirements, we will be required to sell additional equity or obtain additional credit facilities. There is no assurance that such financing will be available or that we will be able to complete financing on satisfactory terms, if at all.

The Company has a real estate mortgage with First Niagara Bank (“First Niagara”) and a line of credit with Rosenthal & Rosenthal, Inc. (“Rosenthal”).

Real Estate Mortgage

On December 17, 2009, we closed on a refinancing and consolidation of our existing real estate mortgage and term note with First Niagara (see Item 1, Note E in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed with the SEC on November 13, 2009 for information on the prior real estate mortgage and term note). The new credit facility through First Niagara is a fully secured term loan that matures on January 1, 2011, with a 6.5-year (78 month) amortization (the “Mortgage Consolidation Loan”). The Mortgage Consolidation Loan continues to be secured by our facility in Kinderhook, New York as well as various pieces of machinery and equipment.

The principal amount of the Mortgage Consolidation Loan is $953,000. The annual interest rate of the Mortgage Consolidation Loan is fixed at 8.75%, which is an increase from interest rates of 7.5% and 7.17%, respectively, on the prior existing real estate mortgage and term note. The monthly payment of principal and interest is $16,125, which is a decrease from the combined monthly payments of principal and interest of $17,007 previously being made on the real estate mortgage and term note as separate credit facilities. We have incurred approximately $28,000 in costs associated with this refinancing; including approximately $22,000 in legal fees incurred and passed on from First Niagara. These costs will be amortized over the term of the Mortgage Consolidation Loan.  Accrued interest was paid at closing totaling $7,000. In addition, we were required to make a $25,000 principal payment at the time of closing on the prior existing term note.

Payments commenced on the Mortgage Consolidation Loan on February 1, 2010. If the entire amount of any required principal and/or interest payment is not paid in full within 10 days of being due, we would be required to pay a late fee equal to 5% of the required payment. If an event of default occurs, the annual interest rate would increase to 6% above the interest rate which is payable as of the due date or on the date of default.

We must maintain Liquidity of at least $50,000 and this Liquidity requirement will be tested at the end of each month. For the purposes of this requirement, Liquidity is defined as any combination of cash, marketable securities or borrowing availability under one of more credit facilities other than the Mortgage Consolidation Loan. As of the date of this report, we are in compliance with this requirement.

Rosenthal Line of Credit

On July 1, 2009 (the “Closing Date”), we entered into a Financing Agreement (the “Refinancing Agreement”) with Rosenthal to refinance a line of credit held by First Niagara. Under the Refinancing Agreement, Rosenthal agreed to provide the Company with up to $1,500,000 under a revolving secured line of credit (“Rosenthal Line of Credit”) that is collateralized by a first security interest in all of the Company’s receivables, inventory, and intellectual property, and a second security interest in our machinery and equipment, leases, leasehold improvements, furniture and fixtures. The maximum availability of $1,500,000 (“Maximum Availability”) is subject to an availability formula (the “Availability Formula”) based on certain percentages of accounts receivable and inventory, and elements of the Availability Formula are subject to periodic review and revision by Rosenthal. Upon entering into the Refinancing Agreement, our availability under the Rosenthal Line of Credit (“Loan Availability”) was $1,170,000. From the Loan Availability, we obtained approximately $646,000 to pay off funds drawn against the line of credit with First Niagara. The Company has used and will continue to use the remaining Loan Availability for working capital.

We were charged a facility fee of 1% of the amount of the Maximum Facility, which was payable on the Closing Date and is payable on each anniversary of the Closing Date thereafter. Under the Refinancing Agreement, we will also pay an administrative fee of $1,500 per month for as long as the Rosenthal Line of Credit is in place.

Interest on outstanding borrowings (which do not exceed the Availability Formula) is payable monthly and is charged at variable annual rates equal to (a) 4% above the JPMorgan Chase Bank prime rate (“Prime Rate”) (never to be deemed to be below 4%) for amounts borrowed with respect to eligible accounts receivable (the “Effective Rate”), and (b) 5% above the Prime Rate for amounts borrowed with respect to eligible inventory (the “Inventory Rate”). Any loans or advances that exceed the Availability Formula will be charged at the rate of 3% per annum in excess of the Inventory Rate (the “Over-Advance Rate”). If we were to default under the Refinancing Agreement, interest on outstanding borrowings would be charged at the rate of 3% per annum above the Over-Advance Rate. The minimum interest charges payable to Rosenthal each month are $4,000.

So long as any obligations are due under the Rosenthal Line of Credit, we must maintain working capital of not less than $2,000,000 and tangible net worth, as defined by the Refinancing Agreement, of not less than $4,000,000 at the end of each fiscal quarter. Under the Refinancing Agreement, tangible net worth is defined as (a) the aggregate amount of all Company assets (in accordance with U.S. GAAP), excluding such other assets as are properly classified as intangible assets under U.S. GAAP, less (b) the aggregate amount of liabilities (excluding liabilities that are subordinate to Rosenthal). Failure to comply with the working capital and tangible net worth requirements defined under the Refinancing Agreement would constitute an event of default and all amounts outstanding would, at Rosenthal’s option, be immediately due and payable without notice or demand. Upon the occurrence of any such default, in addition to other remedies provided under the Agreement, we would be required to pay to Rosenthal a charge at the rate of the Over-Advance Rate plus 3% per annum on the outstanding balance from the date of default until the date of full payment of all amounts to Rosenthal. However, in no event would the default rate exceed the maximum rate permitted by law.

The Refinancing Agreement terminates on May 31, 2012; however, we may terminate the Agreement on any anniversary of the Closing Date with at least 90 days and not more than 120 days advance written notice to Rosenthal. If we elect to terminate the Refinancing Agreement prior to the expiration date, we will pay to Rosenthal a fee of (a) 3% of the Maximum Availability if such termination occurs prior to the first anniversary of the Closing Date, (b) 2% of the Maximum Availability if such termination occurs on or after the first anniversary of the Closing Date but prior to the second anniversary of the Closing Date, and (c) 1% of the Maximum Availability if such termination occurs on or after the second anniversary of the Closing Date. The Line of Credit is payable on demand and Rosenthal may terminate the Refinancing Agreement at any time by giving the Company 45 days advance written notice.

The amount outstanding on this Line of Credit was $260,000 at December 31, 2009, with additional Loan Availability of $391,000, for a total Loan Availability of $651,000 as of December 31, 2009. We incurred $41,000 in costs related to this refinancing in the year ended December 31, 2009. These costs are being amortized over the term of the Rosenthal Line of Credit.

Working Capital

The Company’s working capital increased $361,000 at December 31, 2009, when compared to working capital at December 31, 2008. This increase in working capital is primarily a result of a reclassification of debt with First Niagara from short-term to long-term as a result of our refinance and consolidation of our real estate mortgage and term note in December 2009. The new Mortgage Consolidation Loan matures on January 1, 2011.

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

Cash Flows

Decreases in inventory, accounts receivable and other non-current assets, were partially offset by decreases in accounts payable, accrued expenses and other current liabilities, wages payable and other long-term liabilities, resulting in cash provided by operations of $254,000 in the year ended December 31, 2009.

Net cash used in investing activities in the years ended December 31, 2009 and December 31, 2008 was for investment in property, plant and equipment. Net cash used in the year ended December 31, 2009 was $35,000 compared to $51,000 in the year ended December 31, 2008.

Net cash used in financing activities in the year ended December 31, 2009 consisted of proceeds from our line of credit, which was offset by payments made on the line of credit, debt issuance costs and payments made on outstanding debt. Net cash provided by financing activities in the year ended December 31, 2008 consisted of proceeds from our Series A Debenture financing and line of credit, which was offset by line of credit payments, debt issuance costs and payments on outstanding debt. Net cash used in financing activities was $385,000 in the year ended December 31, 2009 compared to net cash provided by financing activities of $219,000 in the year ended December 31, 2008.

At December 31, 2009 and December 31, 2008, we had cash and cash equivalents of $35,000 and $201,000, respectively.

Debenture Financing

We completed an offering of Series A Debentures in August 2008 and received gross proceeds of $750,000 in principal amount of Series A Debentures (see Current Report on Form 8-K and amendment on Form 8-K/A-1 filed with the SEC on August 8, 2008 and August 18, 2008, respectively). The net proceeds of the offering of Series A Debentures were $631,000 after $54,000 of placement agent fees and expenses, legal and accounting fees of $63,000 and $2,000 of state filing fees. The securities issued in this transaction were sold pursuant to the exemption from registration afforded by Rule 506 under Regulation D (“Regulation D”) as promulgated by the SEC under the Securities Act of 1933, as amended (the “1933 Act”), and/or Section 4(2) of the 1933 Act.

The Series A Debentures accrue interest at a rate of 10% per annum (payable by the Company semi-annually) and mature on August 1, 2012. The payment of principal and interest on the Series A Debentures is subordinate and junior in right of payment to all Senior Obligations, as defined under the Series A Debentures. Holders of the Series A Debentures will have a right of conversion of the principal amount of the Series A Debentures into shares (the “Conversion Shares”) of the common stock of the Company (“Common Stock”), at a conversion rate of 666.67 shares per $500 in principal amount of the Series A Debentures (representing a conversion price of approximately $0.75 per share). This conversion right can be exercised at any time, commencing the earlier of (a) 120 days after the date of the Series A Debentures, or (b) the effective date of a Registration Statement to be filed by the Company with respect to the Conversion Shares. We have the right to redeem any Series A Debentures that have not been surrendered for conversion at a price equal to the Series A Debentures’ face value plus $0.05 per underlying common share, or $525 per $500 in principal amount of the Series A Debentures, representing an aggregate conversion price of $787,500. This redemption right can be exercised by the Company at any time within 90 days after any date when the closing price of the Common Stock has equaled or exceeded $2.00 per share for a period of 20 consecutive trading days.

As placement agent Cantone Research, Inc. (“Cantone”) received a Placement Agent fee of $52,500, or 7% of the gross principal amount of Series A Debentures sold. In addition, we issued Cantone a four-year warrant to purchase 30,450 shares of the Company’s common stock at an exercise price of $0.37 per share (the closing price of the Company’s common shares on the date of closing) and a four-year warrant to purchase 44,550 shares of the Company’s common stock at an exercise price of $0.40 per share (the closing price of the Company’s common stock on the Series A Completion Date). All warrants issued to Cantone were immediately exercisable upon issuance. We registered the common shares underlying the Series A Debentures in a Registration Statement on Form S-3 filed with the SEC on April 15, 2009 and amended on May 5, 2009. On June 10, 2009, the SEC issued a notice of effectiveness related to this Form S-3, as amended.

Given our current sales levels and results of operations, we will need to raise additional capital in the year ending December 31, 2010 to be able to continue operations. If events and circumstances occur such that we do not meet our current operating plans, we are unable to raise sufficient additional equity or debt financing, or our credit facilities are insufficient or not available, we may be required to further reduce expenses or take other steps which could have a material adverse effect on our future performance.

RECENT ACCOUNTING PRONOUNCEMENTS

Codification

Effective with the quarter ended September 30, 2009, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 105, “Generally Accepted Accounting Principles” (“ASC 105”). ASC 105 establishes the FASB Accounting Standards Codification (“FASB Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with U.S. GAAP. The FASB will make all future changes to guidance in the FASB Codification by issuing Accounting Standards Updates. The FASB Codification also provides that rules and interpretive releases of the SEC issued under the authority of federal securities laws will continue to be sources of authoritative U.S. GAAP for SEC registrants. The FASB Codification does not create any new U.S. GAAP standards but incorporates existing accounting and reporting standards into a new topical structure so that users can more easily access authoritative accounting guidance. We have updated all references to authoritative standards to be consistent with those set forth in the FASB Codification. The adoption of ASC 105 had no impact on our financial statements.

In May 2009, the FASB issued guidance that establishes general standards for the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued and requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This guidance is contained within ASC Topic 855, “Subsequent Events” (“ASC Topic 855”), previously referred to as SFAS No. 165 - “Subsequent Events”. ASC Topic 855 was effective for our interim and annual periods ending after June 15, 2009. In February 2010, the FASB issued Update No. 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements”, (“ASU 2010-09”). ASU No. 2010-09 amended ASC Topic 855 and clarified that subsequent events should be evaluated through the date the financial statements are issued. In addition, this update no longer requires an SEC filer to disclose the date through which subsequent events have been evaluated. This guidance is effective for financial statements issued subsequent to February 24, 2010. We adopted this guidance on this date and the adoption of this guidance had no impact on our financial statements.

In September 2009, the FASB issued an update that provides amendments to ASC Subtopic 820-10, “Fair Value Measurements and Disclosures - Overall”, for the fair value measurement of investments in certain entities that calculates net asset value per share (or its equivalent). The amendments permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of ASC Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with ASC Topic 820. The amendments also require disclosures by major category of investment about the attributes of investments within the scope of the amendments, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitment by the investor, and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-lB. The disclosures are required for all investments within the scope of the amendments regardless of whether the fair value of the investment is measured using the practical expedient. The amendments apply to all reporting entities that hold an investment that is required or permitted to be measured or disclosed at fair value on a recurring or non-recurring basis and, as of the reporting entity’s measurement date, if the investment meets certain criteria. The amendments are effective for the interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The adoption of these amendments did not have a material impact on our financial statements.

In September 2009, the FASB issued ASC Topic 740, “Income Taxes” (“ASC Topic 740”), an update to address the need for additional implementation guidance on accounting for uncertainty in income taxes. For entities that are currently applying the standards for accounting for uncertainty in income taxes, the guidance and disclosure amendments are effective for financial statements issued for interim and annual periods ending after September 15, 2009. We apply the standards for accounting for uncertainty in income taxes and the adoption of ASC Topic 740 did not have a material impact on our financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Financial Statements are set forth beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management has reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, Management has concluded that our internal control over financial reporting was effective as of December 31, 2009.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only Management's report in this annual report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item is contained in our definitive Proxy Statement with respect to our Annual Meeting of Shareholders for the year ended December 31, 2009, under the captions “Discussion of Proposal Recommended by Board”, “Directors that are not Nominees”, “Additional Executive Officers and Senior Management”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Code of Ethics”, “Audit Committee” and “Audit Committee Financial Expert” and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is contained in our definitive Proxy Statement with respect to our Annual Meeting of Shareholders for the year ended December 31, 2009, under the captions “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation”, and “Compensation Committee Report”, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is contained within Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities earlier in this Annual Report on Form 10-K and in our definitive Proxy Statement with respect to the Annual Meeting of Shareholders for the year ended December 31, 2009, under the caption “Security Ownership of Management and Certain Beneficial Owners” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is contained in our definitive Proxy Statement with respect to the Annual Meeting of Shareholders for the year ended December 31, 2009, under the captions “Certain Relationships and Related Transactions” and “Independent Directors”, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is contained in our definitive Proxy Statement with respect to the Annual Meeting of Shareholders for the year ended December 31, 2009, under the caption “Independent Public Accountants”, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Our financial statements

(2)	Financial Statement Schedule

As a smaller reporting company, we are only required to provide financial statements required by Article 8 of Regulation S-X in lieu of financial statements that may be required under Part II, Item 8 of this Annual Report on Form 10-K, and these financial statements are noted under Item 15(a)(1).

(3)	See Item 15(b) of this Annual Report on Form 10-K.

(b)	Exhibits

Number	Description of Exhibits

3.5	Bylaws (1)
3.50	Amended and Restated Bylaws (2)
3.51	Amended and Restated Bylaws (3)
3.6	Fifth amendment to the Certificate of Incorporation (filed as Exhibit 3.6 to the Company’s Form SB-2 filed on November 21, 1996 and incorporated herein by reference)
3.7	Sixth amendment to the Certificate of Incorporation (2)
4.6	Fiscal 1997 Nonstatutory Stock Option Plan (filed as part of the Company’s Proxy Statement for its Fiscal 1997 Annual Meeting and incorporated herein by reference) (a)
4.9	2009 Series A Debenture Offering - Form of Debenture Placement Agreement (4)
4.10	2009 Series A Debenture Offering - Form of Private Placement Memorandum (4)
4.11	2009 Series A Debenture Offering - Form of Security Purchase Agreement (4)
4.12	2009 Series A Debenture Offering - Form of Series A Debenture (4)
4.13	2009 Series A Debenture Offering - Form of Registration Rights Agreement (4)
4.14	Fiscal 1998 Nonstatutory Stock Option Plan (filed as part of the Company’s Proxy Statement for its Fiscal 1998 Annual Meeting and incorporated herein by reference) (a)
4.15	Fiscal 2000 Nonstatutory Stock Option Plan (filed as part of the Company’s Proxy Statement for its Fiscal 2000 Annual Meeting and incorporated herein by reference) (a)
4.17	Fiscal 2001 Nonstatutory Stock Option Plan (filed as part of the Company’s Proxy Statement for its Fiscal 2002 Annual Meeting and incorporated herein by reference) (a)
4.18	2009 Series A Debenture Offering - Form of Placement Agent Warrant Agreement (5)
10.3	Term Note with First Niagara Bank (6)
10.6	Contract of Sale dated May 19, 1999/Kinderhook, New York facility (7)
10.7	Agreement of Lease dated May 13, 1999/Kinderhook, New York facility (7)
10.8	Lease dated August 1, 1999/New Jersey facility (7)
10.9	Amendment dated March 23, 2001 to Lease dated August 1, 1999/New Jersey facility (8)
10.10	Amended Contract of Sale dated May, 2001/Kinderhook, New York facility (8)
10.17	Amendment No.3 dated August 20, 2002/New Jersey facility (9)
10.19	Financial Advisory Agreement dated December 2, 2003 by and between Brean Murray & Co., Inc and the Company (10)
10.19.1	Settlement letter dated June 21, 2004 by and between Brean Murray & Co., Inc and the Company (11)
10.20	Contract of Sale/land-Kinderhook, NY facility (10)
10.25	Amendment No 4 dated October 9, 2006/Lease of New Jersey facility (12)
10.26	Amendment No. 5 dated January 19, 2007/Lease of New Jersey facility (12)
10.28	Employment contract between the Company and Martin Gould (a)(13)
10.30	Employment contract between the Company and Stefan Parker (a)(14)
10.31	Employment contract between the Company and Douglas Casterlin (a)(15)
10.32	Employment contract between the Company and Stan Cipkowski (a)(16)
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1	Section 1350 Certification of the Chief Executive Officer
32.2	Section 1350 Certification of the Chief Financial Officer

(a)	Indicates an employee benefits plan, management contract or compensatory plan or arrangement in which a named executive officer participates.
(1)	Filed as the exhibit number listed to the Company’s Form 10-SB filed on November 21, 1996 and incorporated herein by reference.
(2)	Filed as the exhibit number listed to the Company’s Form 10-KSB filed on April 15, 2002 and incorporated herein by reference.
(3)	Filed as the exhibit number listed to the Company’s Current Report on Form 8-K filed on October 18, 2007 and incorporated herein by reference.
(4)	Filed as the exhibit number listed to the Company’s Registration Statement on Form S-3 filed on April 15, 2009 and amended on May 5, 2009 and incorporated herein by reference.
(5)	Filed as exhibit number 4.13 to the Company’s Registration Statement on Form S-3 filed on April 15, 2009 and amended on May 5, 2009 and incorporated herein by reference.
(6)	Filed as the exhibit number listed to the Company’s Form 8-K filed on January 24, 2007 and incorporated herein by reference.
(7)	Filed as the exhibit number listed to the Company’s Form 10-KSB filed on August 11, 2000 and incorporated herein by reference.
(8)	Filed as the exhibit number listed to the Company’s Form 10-KSB filed on August 13, 2001 and incorporated herein by reference.
(9)	Filed as the exhibit number listed to the Company’s Form 10-KSB filed on March 31, 2003 and incorporated herein by reference.
(10)	Filed as the exhibit number listed to the Company’s Form 10-KSB filed on May 10, 2004 and incorporated herein by reference.
(11)	Filed as the exhibit number listed to the Company’s Form 10-QSB filed August 10, 2004 and incorporated herein by reference.
(12)	Filed as the exhibit number listed to the Company’s Form 10-KSB filed on March 29, 2007 and incorporated herein by reference.
(13)	Filed as the exhibit number listed to the Company’s Form 10-QSB filed on August 13, 2007 and incorporated herein by reference.
(14)	Filed as the exhibit number listed to the Company’s Form 8-K filed on August 24, 2007 and incorporated herein by reference.
(15)	Filed as the exhibit number listed to the Company’s Form 8-K filed on May 1, 2008 and incorporated herein by reference.
(16)	Filed as the exhibit number listed to the Company’s Form 10-Q filed on November 13, 2009 and incorporated herein by reference.

(c)	Not applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN BIO MEDICA CORPORATION

By /s/ Stefan Parker

Stefan Parker
Chief Financial Officer/Executive Vice President, Finance Principal Financial Officer Principal Accounting Officer

Date: March 30, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2010:

/s/ Stan Cipkowski	Chief Executive Officer & Director
Stan Cipkowski	Principal Executive Officer

/s/ Edmund Jaskiewicz	Chairman of the Board and President
Edmund Jaskiewicz

/s/Richard P. Koskey	Director
Richard P. Koskey

/s/ Carl A. Florio	Director
Carl A. Florio

/s/ Jean Neff	Director
Jean Neff

/s/ Stefan Parker	Chief Financial Officer/Executive Vice President, Finance
Stefan Parker	Principal Financial Officer Principal Accounting Officer

S-1

AMERICAN BIO MEDICA CORPORATION

INDEX TO FINANCIAL STATEMENTS AND NOTES TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
American Bio Medica Corporation

We have audited the accompanying balance sheets of American Bio Medica Corporation as of December 31, 2009 and 2008, and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Bio Medica Corporation as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ UHY LLP

Albany, New York
March 30, 2010

AMERICAN BIO MEDICA CORPORATION
Balance Sheets

	December 31,	December 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$35,000	$201,000
Accounts receivable net of allowance for doubtful accounts of $67,000 at December 31, 2009 and $105,000 at December 31, 2008	816,000	1,161,000
Inventory net of allowance for slow moving and obsolete inventory of $271,000 at December 31, 2009 and $308,000 at December 31, 2008	4,315,000	5,552,000
Prepaid expenses and other current assets	101,000	97,000
Total current assets	5,267,000	7,011,000

Property, plant and equipment, net	1,624,000	1,961,000
Debt issuance costs	118,000	117,000
Other assets	31,000	47,000
Total assets	$7,040,000	$9,136,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$678,000	$1,568,000
Accrued expenses and other current liabilities	506,000	544,000
Wages payable	215,000	230,000
Line of credit	260,000	431,000
Current portion of long-term debt	107,000	1,098,000
Current portion of unearned grant	10,000	10,000
Total current liabilities	1,776,000	3,881,000

Other liabilities	136,000	207,000
Long-term debt	1,606,000	760,000
Related party note	124,000
Unearned grant	20,000	30,000
Total liabilities	3,662,000	4,878,000

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity:
Preferred stock; par value $.01 per share; 5,000,000 shares authorized, none issued and outstanding at December 31, 2009 and 2008
Common stock; par value $.01 per share; 50,000,000 shares authorized; 21,744,768 issued and outstanding at December 31, 2009 and 2008	217,000	217,000
Additional paid-in capital	19,299,000	19,279,000
Accumulated deficit	(16,138,000)	(15,238,000)

Total stockholders’ equity	3,378,000	4,258,000

Total liabilities and stockholders’ equity	$7,040,000	$9,136,000
The accompanying notes are an integral part of the financial statements.

AMERICAN BIO MEDICA CORPORATION
Statements of Operations

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008

Net sales	$9,726,000	$12,657,000

Cost of goods sold	5,611,000	7,396,000

Gross profit	4,115,000	5,261,000

Operating expenses:
Research and development	418,000	563,000
Selling and marketing	2,052,000	2,749,000
General and administrative	2,317,000	2,575,000

Operating loss	(672,000)	(626,000)

Other income/(expense):
Interest income	1,000	3,000
Interest expense	(203,000)	(213,000)
Other expense	(25,000)	(13,000)

Net loss before tax	(899,000)	(849,000)

Income tax expense	(1,000)	(1,000)

Net loss	$(900,000)	$(850,000)

Basic and diluted loss per common share	$(0.04)	$(0.04)

Weighted average number of shares outstanding – basic and diluted	21,744,768	21,744,768

The accompanying notes are an integral part of the financial statements.

AMERICAN BIO MEDICA CORPORATION
Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance-December 31, 2007	21,744,768	$217,000	$19,267,000	$(14,388,000)	$5,096,000

Warrants issued in connection with long-term debt financing			12,000		12,000
Net loss				(850,000)	(850,000)

Balance-December 31, 2008	21,744,768	$217,000	$19,279,000	$(15,238,000)	$4,258,000

Share-based payment expense			20,000		20,000
Net loss				(900,000)	(900,000)

Balance-December 31, 2009	21,744,768	$217,000	$19,299,000	$(16,138,000)	$3,378,000

The accompanying notes are an integral part of the financial statements.

AMERICAN BIO MEDICA CORPORATION
Statements of Cash Flows

	Year Ended	Year Ended
	December 31,	December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(900,000)	$(850,000)
Adjustments to reconcile net loss to net cash provided by / (used in) operating activities:
Depreciation	336,000	353,000
Loss on disposal of property, plant and equipment	36,000	4,000
Amortization of debt issuance costs	42,000	14,000
Provision for bad debts	40,000	41,000
Provision for slow moving and obsolete inventory	(37,000)	58,000
Share-based payment expense	20,000
Changes in:
Accounts receivable	305,000	163,000
Inventory	1,274,000	(616,000)
Prepaid expenses and other current assets	22,000	84,000
Other assets	16,000	(40,000)
Accounts payable	(766,000)	165,000
Accrued expenses and other current liabilities	(38,000)	324,000
Unearned grant	(10,000)	(10,000)
Patent sublicense		(50,000)
Wages payable	(15,000)	(102,000)
Other liabilities	(71,000)	159,000

Net cash provided by / (used in) operating activities	254,000	(303,000)

Cash flows from investing activities:
Purchase of property, plant and equipment	(35,000)	(51,000)

Net cash used in investing activities	(35,000)	(51,000)

Cash flows from financing activities:
Net payments on line of credit	(171,000)	(292,000)
Proceeds from debt financing		750,000
Debt issuance costs	(69,000)	(119,000)
Payments on debt financing	(145,000)	(120,000)

Net cash provided by / (used in) financing activities	(385,000)	219,000

Net decrease in cash and cash equivalents	(166,000)	(135,000)
Cash and cash equivalents – beginning of period	201,000	336,000
Cash and cash equivalents – end of period	$35,000	$201,000
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$203,000	$122,000
Warrants issued in connection with long-term debt financing		$12,000
Related party note issued in lieu of accounts payable	$124,000

The accompanying notes are an integral part of the financial statements.

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2009

NOTE A - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

The Company:

American Bio Medica Corporation (the “Company”) is in the business of developing, manufacturing, and marketing point of collection diagnostics tests, as well as performing contract manufacturing services for third parties.

The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business.  For the year ended December 31, 2009, the Company had a net loss of $900,000 and net cash provided by operating activities of $254,000, compared to a net loss of $850,000 and net cash used in operating activities of $303,000 for the year ended December 31, 2008. The Company’s cash balances decreased by $166,000 during the year ended December 31, 2009 and decreased by $135,000 during the year ended December 31, 2008. As of December 31, 2009, the Company had an accumulated deficit of $16,138,000. During the year ended December 31, 2008 and continuing throughout the year ended December 31, 2009, the Company implemented programs to improve its financial prospects including entering into national and international distribution agreements, implementing a number of cost-cutting initiatives, including strategic reductions in personnel, analyzing and controlling inventory levels and other measures to enhance profit margins. The Company continues to explore other measures, which would allow the Company to make further improvements in efficiency to lower the costs to manufacture its products.

If cash generated from operations is insufficient to satisfy the Company’s working capital and capital expenditure requirements, the Company will be required to sell additional equity or obtain additional credit facilities. There can be no assurance that such financing will be available or that the Company will be able to complete financing on satisfactory terms, if at all. The Company’s current Mortgage Consolidation Loan facility with First Niagara has a maturity date of January 1, 2011 and on that date, the Company may be required to make a significant payment on this facility, or refinance the facility. There can be no assurance that the Company can make such a payment or complete a refinancing of the facility.

The Company’s previous history of operating cash flow deficits, its current cash position and lack of access to capital raise substantial doubt about its ability to continue as a going concern and its continued existence is dependent upon several factors, including its ability to raise revenue levels and reduce costs to generate positive cash flows, to sell additional shares of the Company’s common stock to fund operations and obtain additional credit facilities, or refinance its current credit facilities. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of or classification of liabilities that might be necessary as a result of this uncertainty.

Significant Accounting Policies:

[1]           Cash equivalents: The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

[2]           Accounts Receivable: Accounts receivable consists of mainly trade receivables due from customers for the sale of our products. Payment terms vary on a customer-by-customer basis, and currently range from cash on delivery to net 61 days. Receivables are considered past due when they have exceeded their payment terms. Accounts receivable have been reduced by an estimated allowance for doubtful accounts. The Company estimates its allowance for doubtful accounts based on facts, circumstances and judgments regarding each receivable. Customer payment history and patterns, historical losses, economic and political conditions, trends and individual circumstances are among the items considered when evaluating the collectability of the receivables. Accounts are reviewed regularly for collectability and those deemed uncollectible are written off. At December 31, 2009 and December 31, 2008, the Company had an allowance for doubtful accounts of $67,000 and $105,000, respectively.

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2009

[3]           Inventory: Inventory is stated at the lower of cost or market. Work in process and finished goods are comprised of labor, overhead and raw material costs. Labor and overhead costs are determined on a rolling average cost basis and raw materials are determined on a first-in-first-out method. At December 31, 2009 and December 31, 2008, the Company established an allowance for slow moving and obsolete inventory of $271,000 and $308,000, respectively.

[4]           Income taxes: The Company accounts for income taxes in accordance with ASC Subtopic 740-10 (SFAS 109, “Accounting for Income Taxes”, and ASC Section 740-10-25 (Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” – an interpretation of SFAS 109).  ASC Subtopic 740-10 prescribes the use of the asset and liability method whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted laws and tax rates that will be in effect when the differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits that are not expected to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

[5]           Depreciation: Property, plant and equipment are depreciated on the straight-line method over their estimated useful lives; generally 3-5 years for equipment and 30 years for buildings. Leasehold improvements and capitalized lease assets are amortized by the straight-line method over the shorter of their estimated useful lives or the term of the lease.

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

[9]           Net income (loss) per common share: Basic income or loss per common share is calculated by dividing net income or net loss by the weighted average number of outstanding common shares during the period.

Potential common shares outstanding as of December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008

Warrants	75,000	75,000
Options	3,571,580	3,762,080

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2009

For the years ended December 31, 2009 and December 31, 2008, the number of securities not included in the diluted loss per share was 3,646,580, and 3,837,080, respectively, as their effect was anti-dilutive.

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

ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”), previously referred to as FASB Statement No. 157, “Fair Value Measurements”, establishes a hierarchy for ranking the quality and reliability of the information used to determine fair values. ASC Topic 820 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

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

Cash and Cash Equivalents—The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value due to the short-term maturity of these instruments.

Line of Credit and Long-Term Debt—The carrying amounts of the Company’s borrowings under its line of credit agreement and other long-term debt approximates fair value, based upon current interest rates, some of which are variable interest rates.

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2009

[13]        Accounting for share-based payments and stock warrants: In accordance with the provisions of ASC Topic 718, “Accounting for Stock Options and Other Stock Based Compensation”, previously referred to as SFAS 123(R), the Company recognizes share-based payment expense for stock options and warrants. The weighted average fair value of options granted during the year ended December 31, 2009 was $0.156. The Company did not grant any options during the year ended December 31, 2008.  (See Note I [2] – Stockholders’ Equity; Stock options).

The Company accounts for derivative instruments in accordance with the FASB guidance on Derivatives and Hedging. The guidance requires the Company to recognize all derivatives as either assets or liabilities on the statement of financial position unless the contract, including common stock warrants, settles in the Company’s own stock and qualifies as an equity instrument. A contract designated as an equity instrument is included in equity at its fair value, with no further fair value adjustments required; and if designated as an asset or liability is carried at fair value with any changes in fair value recorded in the results of operations. The Company did not issue any warrants in the year ended December 31, 2009. The weighted average fair value of warrants issued in the year ended December 31, 2008 was $0.153. (See Note I [3] – Stockholders’ Equity; Warrants)

 [14]       Concentration of credit risk: The Company sells its drug-testing products primarily to United States customers and distributors. Credit is extended based on an evaluation of the customer’s financial condition.

At December 31, 2009, three customers accounted for 16.2%, 12.2% and 11.3% of the Company’s net accounts receivable. A substantial portion of these balances was collected in the first quarter of the year ending December 31, 2010. At December 31, 2008, three customers accounted for 24.2%, 14.5% and 11.6% of the Company’s net accounts receivable. Substantial portions of these balances were collected from these customers in the first quarter of the year ended December 31, 2009. Due to the longstanding nature of our relationships with these customers and contractual obligations, the Company is confident that it will recover these amounts.

The Company has established an allowance for doubtful accounts of $67,000 and $105,000 at December 31, 2009 and December 31, 2008, respectively, based on factors surrounding the credit risk of our customers and other information.

One of our customers accounted for approximately 11.1% of net sales of the Company for year ended December 31, 2009 and 11.2% of total net sales of the Company for the year ended December 31, 2008.

The Company maintains certain cash balances at financial institutions that are federally insured and at times the balances have exceeded federally insured limits.

[15]        Reporting comprehensive income: The Company reports comprehensive income in accordance with the provisions of ASC Topic 220, “Reporting Comprehensive Income” (“ASC Topic 220”), previously referred to as SFAS No. 130, “Reporting Comprehensive Income”. The provisions of ASC Topic 220 require the Company to report the change in the Company's equity during the period from transactions and events other than those resulting from investments by, and distributions to, the shareholders. For the years ended December 31, 2009 and December 31, 2008, comprehensive income was the same as net income.

[16]        Reclassifications: Certain items have been reclassified from the prior years to conform to the current year presentation.

[17]        New accounting pronouncements: We have adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 105, “Generally Accepted Accounting Principles” (“ASC 105”). ASC 105 establishes the FASB Accounting Standards Codification (“FASB Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with U.S. GAAP. The FASB will make all future changes to guidance in the FASB Codification by issuing Accounting Standards Updates. The FASB Codification also provides that rules and interpretive releases of the SEC issued under the authority of federal securities laws will continue to be sources of authoritative U.S. GAAP for SEC registrants. The FASB Codification does not create any new U.S. GAAP standards but incorporates existing accounting and reporting standards into a new topical structure so that users can more easily access authoritative accounting guidance. We have updated all references to authoritative standards to be consistent with those set forth in the FASB Codification. The adoption of ASC 105 had no impact on our financial statements.

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2009

In May 2009, the FASB issued guidance that establishes generals standards for the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued and requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This guidance is contained within ASC Topic 855, “Subsequent Events” (“ASC Topic 855”), previously referred to as SFAS No. 165 - “Subsequent Events”. ASC Topic 855 was effective for our interim and annual periods ending after June 15, 2009. In February 2010, the FASB issued Update No. 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements”, ("ASU 2010-09"). ASU No. 2010-09 amended ASC Topic 855 and clarified that subsequent events should be evaluated through the date the financial statements are issued. In addition, this update no longer requires an SEC filer to disclose the date through which subsequent events have been evaluated. This guidance is effective for financial statements issued subsequent to February 24, 2010. We adopted this guidance on this date and the adoption of this guidance had no impact on our financial statements.

In September 2009, the FASB issued an update that provides amendments to ASC Subtopic 820-10, “Fair Value Measurements and Disclosures - Overall”, for the fair value measurement of investments in certain entities that calculates net asset value per share (or its equivalent). The amendments permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of ASC Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with ASC Topic 820. The amendments also require disclosures by major category of investment about the attributes of investments within the scope of the amendments, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitment by the investor, and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-lB. The disclosures are required for all investments within the scope of the amendments regardless of whether the fair value of the investment is measured using the practical expedient. The amendments apply to all reporting entities that hold an investment that is required or permitted to be measured or disclosed at fair value on a recurring or non-recurring basis and, as of the reporting entity’s measurement date, if the investment meets certain criteria. The amendments are effective for the interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The adoption of these amendments did not have a material impact on our financial statements.

In September 2009, the FASB issued ASC Topic 740, “Income Taxes” (“ASC Topic 740”), an update to address the need for additional implementation guidance on accounting for uncertainty in income taxes. For entities that are currently applying the standards for accounting for uncertainty in income taxes, the guidance and disclosure amendments are effective for financial statements issued for interim and annual periods ending after September 15, 2009. We apply the standards for accounting for uncertainty in income taxes and the adoption of ASC Topic 740 did not have a material impact on our financial statements.

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2009

NOTE B - INVENTORY

Inventory is comprised of the following:

	December 31, 2009	December 31, 2008

Raw Materials	$2,013,000	$3,134,000
Work In Process	2,154,000	2,210,000
Finished Goods	419,000	516,000
Allowance for slow moving and obsolete inventory	(271,000)	(308,000)
	$4,315,000	$5,552,000

NOTE C – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, are as follows:

	December 31, 2009	December 31, 2008

Land	$102,000	$102,000
Buildings and improvements	1,355,000	1,399,000
Manufacturing and warehouse equipment	2,363,000	2,358,000
Office equipment (incl. furniture and fixtures)	393,000	400,000
	4,213,000	4,259,000
Less accumulated depreciation	2,589,000	2,298,000
	$1,624,000	$1,961,000

Depreciation expense was $336,000 and $353,000, for the years ended December 31, 2009 and December 31, 2008, respectively.

NOTE D – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	December 31, 2009	December 31, 2008
Accrued accounting fees	$101,000	$85,000
Accrued interest payable	35,000	40,000
Accounts receivable credit balances	246,000	183,000
Accrued sales tax payable	6,000	23,000
Accrued expenses	44,000	109,000
Deferred revenue		5,000
Other current liabilities	74,000	99,000
	$506,000	$544,000

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2009

NOTE E – LONG-TERM DEBT

Long-term debt consisted of the following:

	December 31, 2009	December 31, 2008
First Niagara:
Mortgage payable in equal monthly installments of $16,125 including interest at 8.75% through January 1, 2011 (“Maturity) with a final lump sum payment representing the entire unpaid balance of principal, plus accrued interest at Maturity, collateralized by the building, land and personal property (1)	$953,000	$739,000
Term note payable in equal monthly installments of $10,714 including interest at 7.17% through January 1, 2012 with a final lump sum payment of $11,440 at maturity, collateralized by the Company’s existing and future assets (2)		356,000
RICOH:
Capital lease payable in equal monthly installment of $390 including interest at 14.11% through May 1, 2012	$10,000	13,000
Debenture financing:
$750,000 in principal amount of Series A Debentures; interest at 10% per annum, payable semi-annually in August and February of each year with first payment due February 1, 2009; maturity date of August 1, 2012	$750,000	750,000
	1,713,000	1,858,000
Less current portion	(107,000)	(1,098,000)
Non-current portion	$1,606,000	$760,000

(1)
On December 17, 2009, the Company closed on a refinancing and consolidation of its existing real estate mortgage and term note with First Niagara. Prior to this refinancing, the original mortgage loan was payable in monthly installments of $6,293 including interest at 7.5% and the maturity date was December 16, 2016.

(2)	This Term Note was refinanced on December 17, 2009 and consolidated into our existing mortgage loan with First Niagara.

At December 31, 2009, the following are the maturities of long-term debt for each of the next five years:

2010	107,000
2011	854,000
2012	752,000
2013
2014
$1,713,000

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2009

FIRST NIAGARA: REAL ESTATE MORTGAGE AND TERM NOTE

On November 6, 2006, the Company obtained a real estate mortgage (“Real Estate Mortgage”) related to its facility in Kinderhook, New York. The Real Estate Mortgage was through First Niagara in the amount of $775,000 and had a term of 10 years with a 20-year amortization. The interest rate was fixed at 7.5% for the first 5 years. Beginning with year 6 and through the end of the loan term, the rate was to change to 2% above the Federal Home Loan Bank of New York 5-year term, 15-year Amortization Advances Rate. The Company’s monthly payment was $6,293 with the final payment being due on December 1, 2016. The loan is collateralized by the Company's facility in Kinderhook, New York and its personal property.

On January 22, 2007, the Company entered into a note with First Niagara in the amount of $539,000 (the “Term Note”). The Term Note had a fixed interest rate of 7.17% and had a term of 5 years. The Company’s monthly payment was $10,714 with the final payment being due on January 23, 2012. The Company had the option of prepaying the Term Note in full or in part at any time during the term without penalty. The Term Note was secured by Company machinery and equipment now owned or hereafter acquired. The proceeds received from the Term Note were used for the purchase of automation equipment to enhance the Company's manufacturing process in its New Jersey facility.

On December 17, 2009, the Company closed on a refinancing and consolidation of its existing Real Estate Mortgage and Term Note with First Niagara. The new credit facility through First Niagara is a fully secured term loan that matures on January 1, 2011, with a 6.5-year (78 month) amortization (the “Mortgage Consolidation Loan”). The Mortgage Consolidation Loan continues to be secured by our facility in Kinderhook, New York as well as various pieces of machinery and equipment.

The principal amount of the Mortgage Consolidation Loan is $953,000. The annual interest rate of the Mortgage Consolidation Loan is fixed at 8.75%. The monthly payment of principal and interest is $16,125. We have incurred approximately $28,000 in costs associated with this refinancing; including approximately $22,000 in legal fees incurred and passed on from First Niagara. These costs, which are included in prepaid expenses and other current assets, will be amortized over the term of the Mortgage Consolidation Loan. For the year ended December 31, 2009, we amortized $2,000 of these costs. Accrued interest was paid at closing totaling $7,000. In addition, we were required to make a $25,000 principal payment at the time of closing on the prior existing Term Note

Payments commenced on the Mortgage Consolidation Loan on February 1, 2010. If the entire amount of any required principal and/or interest payment is not paid in full within 10 days of being due, we would be required to pay a late fee equal to 5% of the required payment. If an event of default occurs, the annual interest rate would increase to 6% above the interest rate which is payable as of the due date or on the date of default.

We must maintain Liquidity of at least $50,000 and this Liquidity requirement will be tested at the end of each month. For the purposes of this requirement, Liquidity is defined as any combination of cash, marketable securities or borrowing availability under one of more credit facilities other than the Mortgage Consolidation Loan. As of the date of this report, we are in compliance with this requirement.

RICOH

In May 2007, the Company purchased a copier through an equipment lease with RICOH in the amount of $17,000. The term of the lease is five years with an interest rate of 14.11%.

DEBENTURE FINANCING

In August 2008, the Company completed an offering of Series A Debentures and received gross proceeds of $750,000 in principal amount of Series A Debentures (see Current Report on Form 8-K and amendment on Form 8-K/A-1 filed with the SEC on August 8, 2008 and August 18, 2008, respectively). The net proceeds of the offering of Series A Debentures were $631,000 after $54,000 of placement agent fees and expenses, legal and accounting fees of $63,000 and $2,000 of state filing fees. The securities issued in this transaction were sold pursuant to the exemption from registration afforded by Rule 506 under Regulation D (“Regulation D”) as promulgated by the SEC under the Securities Act of 1933, as amended (the “1933 Act”), and/or Section 4(2) of the 1933 Act.

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2009

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

The Company incurred $131,000 in expenses related to the offering, including $12,000 in expense related to warrants issued to the placement agent. For the years ended December 31, 2009, and December 31, 2008, the Company amortized $32,000 and $14,000, respectively, of expense related to these debt issuance costs. The Company has also accrued interest expense related to the Series A Debentures of $31,000 at both December 31, 2009 and December 31, 2008.

NOTE F – LINES OF CREDIT

FIRST NIAGARA LINE OF CREDIT

Effective August 1, 2008, we entered into an amendment with First Niagara related to the original Loan Documents (the “Amendment”). The Amendment combined two lines of credit already in place with First Niagara into one line of credit (the “First Niagara Line of Credit”) along with amending certain terms related to the First Niagara Line of Credit. Pursuant to the Amendment, the maximum amount available under the First Niagara Line of Credit was $750,000, and the maturity date of the First Niagara Line of Credit was April 1, 2009. The interest rate on the First Niagara Line of Credit was prime plus 1%. Pursuant to the Amendment, we were required to maintain certain financial covenants; our monthly net loss must not exceed $75,000 during any month and, while any loans or commitments were outstanding and due First Niagara, we were to maintain a minimum debt service coverage ratio of 1.10x, to be measured at December 31, 2008. The minimum debt service coverage ratio was defined as net income plus interest expense plus depreciation plus expense related to the amortization of derivative securities divided by required principal payments over the preceding twelve months plus interest expense. There was no requirement for annual repayment of all principal on the First Niagara Line of Credit and it was payable on demand. The purpose of the First Niagara Line of Credit was to provide working capital. The amount outstanding on the First Niagara Line of Credit was $431,000 at December 31, 2008.

On February 4, 2009, although the Company was current with the payment schedules for its Real Estate Mortgage, Term Note and a line of credit with First Niagara (together, the “Credit Facilities”), the Company received a notice from First Niagara that an event of default had occurred under the Loan Documents related to the Credit Facilities, consisting of, among other things, the Company’s failure to comply with a maximum monthly net loss covenant under the First Niagara Line of Credit.

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2009

On March 12, 2009, the Company entered into a Forbearance Agreement (the “Forbearance Agreement”) addressing the Company’s non-compliance with the maximum monthly net loss and the minimum debt service coverage ratio covenants (“Existing Defaults”). Under the terms of the Forbearance Agreement, First Niagara forbore from exercising its rights and remedies arising under the Loan Documents from the Existing Defaults. The Forbearance Agreement was to be in effect until June 1, 2009; unless earlier terminated or thereafter extended (the “Forbearance Period”). Details on the terms of the Forbearance Agreement and certain subsequent extensions of and amendments to the Forbearance Agreement can be found in the caption titled “FNFG Forbearance Agreement” in the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2009.

On July 6, 2009, the Company and First Niagara entered into a Letter Agreement (the “July Letter Agreement”), which further amended the Forbearance Agreement. The July Letter Agreement extended the Forbearance Period to September 30, 2009, unless earlier terminated by First Niagara upon default or extended by mutual agreement, and required the Company to close on a full refinancing of the First Niagara Line of Credit on or before July 31, 2009. The Company did refinance the First Niagara Line of Credit with Rosenthal & Rosenthal, Inc. (“Rosenthal”) on July 1, 2009.

ROSENTHAL LINE OF CREDIT

On July 1, 2009 (the “Closing Date”), we entered into a Financing Agreement (the “Refinancing Agreement”) with Rosenthal to refinance the First Niagara Line of Credit. Under the Refinancing Agreement, Rosenthal agreed to provide the Company with up to $1,500,000 under a revolving secured line of credit (“Rosenthal Line of Credit”) that is collateralized by a first security interest in all of the Company’s receivables, inventory, and intellectual property, and a second security interest in our machinery and equipment, leases, leasehold improvements, furniture and fixtures. The maximum availability of $1,500,000 (“Maximum Availability”) is subject to an availability formula (the “Availability Formula”) based on certain percentages of accounts receivable and inventory, and elements of the Availability Formula are subject to periodic review and revision by Rosenthal. Upon entering into the Refinancing Agreement, our availability under the Line of Credit (“Loan Availability”) was $1,170,000. From the Loan Availability, we obtained approximately $646,000 to pay off funds drawn against the line of credit with First Niagara. The Company has used, and will continue to use, the remaining Loan Availability for working capital.

We were charged a facility fee of 1% of the amount of the Maximum Facility, which was payable on the Closing Date and is payable on each anniversary of the Closing Date thereafter. Under the Refinancing Agreement, we will also pay an administrative fee of $1,500 per month for as long as the Rosenthal Line of Credit is in place.

Interest on outstanding borrowings (which do not exceed the Availability Formula) is payable monthly and is charged at variable annual rates equal to (a) 4% above the JPMorgan Chase Bank prime rate (“Prime Rate”) (never to be deemed to be below 4%) for amounts borrowed with respect to eligible accounts receivable (the “Effective Rate”), and (b) 5% above the Prime Rate for amounts borrowed with respect to eligible inventory (the “Inventory Rate”). Any loans or advances that exceed the Availability Formula will be charged at the rate of 3% per annum in excess of the Inventory Rate (the “Over-Advance Rate”). If we were to default under the Refinancing Agreement, interest on outstanding borrowings would be charged at the rate of 3% per annum above the Over-Advance Rate. The minimum interest charges payable to Rosenthal each month are $4,000.

So long as any obligations are due under the Rosenthal Line of Credit, we must maintain working capital of not less than $2,000,000 and tangible net worth, as defined by the Refinancing Agreement, of not less than $4,000,000 at the end of each fiscal quarter. Under the Refinancing Agreement, tangible net worth is defined as (a) the aggregate amount of all Company assets (in accordance with U.S. GAAP), excluding such other assets as are properly classified as intangible assets under U.S. GAAP, less (b) the aggregate amount of liabilities (excluding liabilities that are subordinate to Rosenthal). Failure to comply with the working capital and tangible net worth requirements defined under the Refinancing Agreement would constitute an event of default and all amounts outstanding would, at Rosenthal’s option, be immediately due and payable without notice or demand. Upon the occurrence of any such default, in addition to other remedies provided under the Agreement, we would be required to pay to Rosenthal a charge at the rate of the Over-Advance Rate plus 3% per annum on the outstanding balance from the date of default until the date of full payment of all amounts to Rosenthal. However, in no event would the default rate exceed the maximum rate permitted by law.

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2009

The Refinancing Agreement terminates on May 31, 2012; however, we may terminate the Agreement on any anniversary of the Closing Date with at least 90 days and not more than 120 days advance written notice to Rosenthal. If we elect to terminate the Refinancing Agreement prior to the expiration date, we will pay to Rosenthal a fee of (a) 3% of the Maximum Availability if such termination occurs prior to the first anniversary of the Closing Date, (b) 2% of the Maximum Availability if such termination occurs on or after the first anniversary of the Closing Date but prior to the second anniversary of the Closing Date, and (c) 1% of the Maximum Availability if such termination occurs on or after the second anniversary of the Closing Date. The Line of Credit is payable on demand and Rosenthal may terminate the Refinancing Agreement at any time by giving the Company 45 days advance written notice. (See Note I [2] – Stockholders’ Equity; Stock options for additional conditions to the Refinancing Agreement).

The amount outstanding on this Line of Credit at December 31, 2009 was $260,000. $238,000 of this amount outstanding was collateralized by accounts receivable at an interest rate of 8%, and $22,000 was collateralized by inventory at an interest rate of 9%.  Additional Loan Availability was $391,000, for a total Loan Availability of $651,000 as of December 31, 2009. We incurred $41,000 in costs related to this refinancing. These costs are being amortized over the term of the Rosenthal Line of Credit. We amortized $7,000 of these costs during the year ended December 31, 2009.

NOTE G - INCOME TAXES

A reconciliation of the U.S. Federal statutory income tax rate to the effective income tax rate is as follows:

	Year Ended December 31, 2009	Year Ended December 31, 2008

Tax expense at federal statutory rate	34%	34%
State tax expense, net of federal tax effect	5	5
Deferred income tax asset valuation allowance	(39)	(39)
Effective income tax rate	0%	0%

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2009

Significant components of the Company’s deferred income tax assets are as follows:

	Year Ended December 31, 2009	Year Ended December 31, 2008

Inventory	$27,000	$35,000
Inventory allowance	98,000	120,000
Share-based compensation	1,126,000	1,350,000
Allowance for doubtful accounts	26,000	41,000
Property, plant and equipment	(76,000)	(108,000)
Accrued compensation	30,000	31,000
Other	16,000	18,000
Net operating loss carry-forward	4,334,000	3,998,000
Total gross deferred income tax assets	5,581,000	5,485,000
Less deferred income tax assets valuation allowance	(5,581,000)	(5,485,000)
Net deferred income tax assets	$0	$0

The valuation allowance for deferred income tax assets as of December 31, 2009 and December 31, 2008 was $5,581,000 and $5,485,000, respectively.  The net change in the deferred income tax assets valuation allowance was an increase of $96,000 for the year ended December 31, 2009. The net change in the deferred income tax assets valuation allowance was an increase of $383,000 for the year ended December 31, 2008.

At December 31, 2009, the Company had Federal and New York State net operating loss carry-forwards for income tax purposes of approximately $11,112,000. Our net operating loss carry-forwards began to expire in 2009, however, we recorded a net loss for 2009, which resulted in an increase in our net operating loss carry-forwards. In assessing the realizability of deferred income tax assets, management considers whether or not it is more likely than not that some portion or all deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment.

The Company’s ability to utilize the operating loss carry-forwards may be subject to an annual limitation in future periods pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, if future changes in ownership occur.

NOTE H – OTHER EXPENSE

Other expense for the years ended December 31, 2009 and December 31, 2008 is mainly comprised of losses on disposals of property, plant and equipment of $35,000 and $4,000, respectively.  In addition, during the year ended December 31, 2008, $19,000 of accrued penalties related to a sales tax liability was incurred. Other expense is offset by other income, which is mainly comprised of amounts earned from a grant of $100,000 received from the Columbia Economic Development Corporation during the years ended December 31, 2002, 2003, and 2005. The grant is convertible to a loan based upon a percentage of the grant declining from 90% of the grant amount in 2003 to 0% in 2012. The unearned portion of the grant at December 31, 2009 and December 31, 2008 was $30,000 and $40,000, respectively. The grant is convertible to a loan only if the employment levels in the Kinderhook facility drop below 45 employees at any time during the year. The employment levels in the Kinderhook facility were 57 and 61 at December 31, 2009 and December 31, 2008, respectively. The amount of the grant recognized in each of the years ended December 31, 2009 and December 31, 2008 was $10,000.

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2009

NOTE I – STOCKHOLDERS’ EQUITY

[1]           Stock option plans: There are currently two option plans, the Fiscal 2000 Non-statutory Stock Option Plan (the “2000 Plan”) and the Fiscal 2001 Non-statutory Stock Option Plan (the “2001 Plan”), together the “Plans”. The Plans have been adopted by our Board of Directors and approved by our shareholders. The 2000 Plan provides for the granting of options to purchase up to 1,000,000 common shares each and the 2001 Plan provides for granting of options to purchase up to 4,000,000 common shares. Options granted under the Plans have lives of 10 years and vest over periods from 0 to 4 years. These Plans are administered by the Compensation/Option Committee of the Board of Directors, which determines the terms of options granted, including the exercise price, the number of shares subject to the option and the terms and conditions of exercise.

[2]           Stock options: During the year ended December 31, 2009, the Company issued options to purchase 550,000 shares of common stock under the 2001 Plan.

As a condition to the Rosenthal Line of Credit closing, the Company’s Chief Executive Officer, Stan Cipkowski  (“Cipkowski”) was required to execute a Validity Guarantee (the “Validity Guarantee”). Under the Validity Guarantee, Cipkowski provides representations and warranties with respect to the validity of the Company’s receivables and guarantees the accuracy of the Company’s reporting to Rosenthal related to the Company’s receivables and inventory. The Validity Guarantee places Cipkowski’s personal assets at risk in the event of a breach of such representations, warranties and guarantees. As part of the compensation for his execution of the Validity Guarantee, on July 1, 2009, Cipkowski was awarded an option grant representing 500,000 common shares of the Company under the Company’s 2001 Plan, at an exercise price of $0.20, the closing price of the Company’s common shares on the date of the grant. The option grant vests over three years in equal installments.

The calculated fair value of the Cipkowski options was $0.156 per share. The fair value of the Cipkowski option grant was estimated utilizing the Black-Scholes option-pricing model. The following weighted average assumptions were used: dividend yield of 0%; risk-free interest rate of 4.34%, expected life of 10 years; and stock price volatility of 69%. The value of the Cipkowski grant totaled $78,000, which the Company will recognize in share-based payment expense amortized over the required service period of 3 years. The Company recognized $12,000 in share-based payment expense for this grant in the year ended December 31, 2009, and as of December 31, 2009, there was $66,000 in unrecognized expense and 30 months remaining.

As another condition to the Rosenthal Line of Credit closing, the Company’s President and Chairman of the Board, Edmund Jaskiewicz (“Jaskiewicz”) was required to execute an Agreement of Subordination and Assignment (“Subordination Agreement”) related to $124,000 owed to Jaskiewicz by the Company as of June 29, 2009 (the “Jaskiewicz Debt”). Under the Subordination Agreement, the Jaskiewicz Debt is not payable, is junior in right to the Rosenthal Line of Credit and no payment may be accepted or retained by Jaskiewicz unless and until the Company has paid and satisfied in full any obligations to Rosenthal. Furthermore, the Jaskiewicz Debt was assigned and transferred to Rosenthal as collateral for the Rosenthal Line of Credit.

As compensation for his execution of the Subordination Agreement, on July 1, 2009 Jaskiewicz was awarded an option grant representing 50,000 common shares of the Company under the Company’s 2001 Plan, at an exercise price of $0.20, the closing price of the Company’s common shares on the date of the grant. The option grant was immediately exercisable.

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2009

The calculated fair value of the Jaskiewicz option was $0.156. The fair value of the Jaskiewicz stock option grant was estimated utilizing the Black-Scholes option-pricing model. The following weighted average assumptions were used: dividend yield of 0%; risk-free interest rate of 4.34%, expected life of 10 years; and stock price volatility of 69%. The value of the Jaskiewicz grant totaled $8,000 and the Company recognized this share-based payment expense fully in the year ended December 31, 2009.

During the year ended December 31, 2008, the Company did not issue any options to purchase shares of common stock.

The figures contained within the tables below have been rounded to the nearest thousand.

Stock option activity for the years ended December 31, 2009 and December 31, 2008 is summarized as follows:

	Year Ended December 31, 2009		Year Ended December 31, 2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	3,762,000	$1.34	3,968,000	$1.32
Granted	550,000	0.20	0	NA
Exercised	0	NA	0	NA
Cancelled/expired	(740,000)	$2.33	(206,000)	$1.01
Options outstanding at end of year	3,572,000	$0.96	3,762,000	$1.34
Options exercisable at end of year	3,072,000	$1.08	3,762,000	$1.34

The following table presents information relating to stock options outstanding as of December 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of Exercise		Exercise	Remaining		Exercise
Price	Shares	Price	Life in Years	Shares	Price

$0.20 - $0.99	1,585,000	$0.65	4.78	1,085,000	$0.85
$1.00 - $1.49	1,633,000	$1.08	3.70	1,633,000	$1.08
$1.50 - $1.99	189,000	$1.57	2.46	189,000	$1.57
$2.00 - $3.38	165,000	$2.10	0.38	165,000	$2.10
TOTAL	3,572,000	$0.96	3.96	3,072,000	$1.08

 As of December 31, 2009, there were 263,500 options issued and outstanding under the 2000 Plan and 3,308,080 options issued and outstanding under the 2001 Plan, for a total of 3,571,580 options issued and outstanding as of December 31, 2009. Of the total options issued and outstanding, 3,071,580 are fully vested as of December 31, 2009. As of December 31, 2009, there were 736,500 options available for issuance under the 2000 Plan and 408,920 options available for issuance under the 2001 Plan.

[3]           Warrants: As of December 31, 2009, there were 75,000 warrants outstanding.

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2009

On December 2, 2003, the Company issued a 5-year warrant immediately exercisable and non-forfeitable, to purchase 300,000 common shares at an exercise price of $1.15 to Brean Murray as compensation for its future services as a financial advisor to the Company. In June 2004, the Company amended the December 2, 2003 Financial Advisory Agreement with Brean Murray and Brean Murray surrendered 150,000 of the 300,000 warrants to purchase common stock. The warrants were valued at $281,000 using the Black Scholes pricing model and the following assumptions, dividend yield of 0.0%, volatility of 80.6%, risk free interest rate 5.2% and expected life of 5 years and $23,000 was recognized as a charge to operations in the year ended December 31, 2003. The total value of these warrants was initially to be charged ratably over twelve months from December 2003 through November 2004, the term of the contract.  An additional $70,000 was expensed in the first quarter of 2004. However, in conjunction with the surrender of 150,000 warrants in June 2004, ABMC and Brean Murray agreed that no further services would be provided and all remaining expense associated with the valuation of the warrants, $129,000, was recognized during the quarter ended June 30, 2004. The closing price of the Company’s common shares on December 2, 2003, as listed on The NASDAQ Capital Market, was $1.33 per share. As of December 31, 2008, there were no longer any warrant shares outstanding under this issuance as the warrants expired naturally on December 2, 2008.

In connection with their services as placement agent in the Company’s Series A Debenture offering, on July 17, 2008, the Company issued Cantone Research, Inc. (“Cantone”) a four-year warrant to purchase 30,450 shares of the Company’s common stock at an exercise price of $0.37 per share, and on August 4, 2008 issued Cantone a four-year warrant to purchase 44,550 shares of the Company’s common stock at an exercise price of $0.40 per share. All warrants issued to Cantone were immediately exercisable upon issuance. The closing price of the Company’s common shares was $0.37 and $0.40 on July 17, 2008 and August 4, 2008, respectively. The July 17, 2008 warrants were valued using the Black Scholes pricing model and the following assumptions, dividend yield of zero, volatility of 46.0%, risk free interest rate of 4.7%, and expected life of 4 years. The August 4, 2008 warrants were valued using the Black Scholes pricing model and the following assumptions, dividend yield of zero, volatility of 46.1%, risk free interest rate of 4.6% and expected life of 4 years. The total value of the Cantone warrants was $12,000, which was recognized as financing costs and is being amortized over the term of the Series A Debentures, with $3,000 in expense being recognized in the year ended December 31, 2009 and $1,000 in expense being recognized in the year ended December 31, 2008. As of December 31, 2009, there was $8,000 in unrecognized expense and 31 months remaining.

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2009

NOTE J – COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

[1]           Operating leases: The Company leases office and R&D/production facilities in New Jersey under long-term, non-cancellable operating leases through December 2011. The Company also leases office support equipment on a month-to-month basis. At December 31, 2009, the future minimum rental payments under these operating leases are as follows:

2010	86,000
2011	86,000
$172,000

Rent expense for facilities in New Jersey was $110,000 in the year ended December 31, 2009 and $113,000 in the year ended December 31, 2008.

[2]           Employment agreements: The Company has entered into employment agreements with its Chief Executive Officer Stan Cipkowski (“CEO”), Chief Science Officer Martin R. Gould (“CSO”), Chief Financial Officer Stefan Parker (“CFO”) and Executive Vice President, Operations Douglas Casterlin (“EVP”). The agreement with the CSO provides for a $149,000 annual salary, is for a term of one year and automatically renews unless either party gives advance notice of 60 days. The agreement with the CFO provides for a $120,000 annual salary, is for a term of one year, and automatically renews unless either party gives advance notice of 60 days. The agreement with the EVP provides for a $149,000 annual salary, is for a term of one year and automatically renews unless either party gives advance notice of 60 days. The agreement with the CEO provides for a $206,000 annual salary and was originally for a term of one year and automatically renewed unless either party gave advance notice of 60 days, however, on July 1, 2009, as a condition to the Rosenthal Line of Credit closing, the Company entered into a new employment contract with the CEO that is coterminous with the Rosenthal Line of Credit; all other terms and provisions of the CEO’s former employment contract remain unchanged.

[3]           Legal: From time to time, the Company is named in legal proceedings in connection with matters that arose during the normal course of business. While the ultimate result of any such litigation may not determinable, if the Company is unsuccessful in defending any such litigation, the resulting financial losses could have an adverse effect on the financial position, results or operations and cash flows of the Company. The Company is aware of no significant litigation loss contingencies for which management believes it is both probable that a liability has incurred and that the amount of the loss can be reasonably estimated.

[4]           Patent Sublicense: In February 2006, the Company entered into a non-exclusive Sublicense Agreement (the “Agreement”) with an unaffiliated third party related to certain patents allowing us to expand our contract manufacturing operations. Under this Sublicense Agreement, the Company was required to pay a non-refundable fee of $175,000 over the course of two years, of which $75,000 was paid in the first quarter of the year ended December 31, 2006, $50,000 was paid in the first quarter of the year ended December 31, 2007, and $50,000 was paid in the first quarter of the year ended December 31, 2008. The Company was required to pay royalties for products it manufactures that fell within the scope of the patents. Beginning with the year ended December 31, 2007, the Company was obligated to pay a $20,000 annual minimum royalty (“MAR”) that could be applied against royalties on sales of products that fell within the scope of the sublicensed patents. The first MAR payment was made in January 2008, and there were not any sales of products made in the year ended December 31, 2008 that would be applied against the MAR. The Agreement expired on December 17, 2008 and no further amounts are due by the Company under the Agreement.

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2009

[5]           Royalty Agreement: In March 2006, the Company entered into a royalty agreement with Integrated Biotechnology Corporation (“IBC”). IBC is the owner of the RSV (Respiratory Syncytial Virus) test that the Company manufactures for one of IBC’s distributors. The agreement was entered into to address amounts that IBC owed to the Company at the end of the year ended December 31, 2005, and to streamline the order and fulfillment process of IBC’s RSV product. All outstanding amounts due to the Company were satisfied by the end of the third quarter of the year ended December 31, 2007. After satisfaction of amounts due, the Company continued to work directly with IBC’s distributor under the terms of the Agreement, which stated that we were to pay IBC a 20% royalty of total sales received from IBC’s distributor. The agreement expired on November 2, 2008. However, we continue to work directly with IBC’s distributor and manufacture a RSV product for them.

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2009

NOTE K – RELATED PARTY DISCLOSURES

EDMUND M. JASKIEWICZ

During the years ended December 31, 2009 and December 31, 2008, the Company paid an aggregate of $49,000 and $58,000, respectively, to Edmund Jaskiewicz, the Company’s President and Chairman of the Board of Directors (“Jaskiewicz”), in consideration of his services as patent and trademark counsel to the Company, services as a member of its Board of Directors, and for reimbursement of expenses related to same. At December 31, 2009 there were invoices totaling $10,000 payable to Jaskiewicz.

As a condition to the Rosenthal Line of Credit closing, in June 2009, Jaskiewicz was required to execute an Agreement of Subordination and Assignment (“Subordination Agreement”) related to $124,000 owed to Jaskiewicz by the Company as of June 29, 2009 (the “Jaskiewicz Debt”). Under the Subordination Agreement, the Jaskiewicz Debt is not payable, is junior in right to the Rosenthal Line of Credit and no payment may be accepted or retained by Jaskiewicz unless and until the Company has paid and satisfied in full any obligations to Rosenthal. Furthermore, the Jaskiewicz Debt was assigned and transferred to Rosenthal as collateral for the Rosenthal Line of Credit.

As compensation for his execution of a Subordination Agreement, on July 1, 2009, Jaskiewicz was awarded an option grant representing 50,000 common shares of the Company under the Company’s 2001 Plan, at an exercise price of $0.20, the closing price of the Company’s common shares on the date of the grant. The option grant was immediately exercisable.

ALEC CIPKOWSKI

During the years ended December 31, 2009 and December 31, 2008, the Company paid an aggregate of $66,000 and $85,000, respectively, to Alec Cipkowski. Alec Cipkowski is the son of the Company’s Chief Executive Officer, Stan Cipkowski. Alec Cipkowski performs information technology services for the Company updating and maintaining the Company website as well as supporting the Rapid Reader products that are currently being used by customers. Alec Cipkowski was an independent contractor and not an employee of the Company until January 2009 when he was hired at an annual salary of $60,000. He receives normal employee benefits in accordance with the Company’s standard policies. Due to the timing of pay periods, at December 31, 2009 the Company owed Alec Cipkowski approximately $1,000, however, this amount was subsequently paid in the first regularly scheduled payroll in the year ending December 31, 2010.

NOTE L- SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in one reportable segment.

Information concerning net sales by principal geographic location is as follows:

	Year Ended December 31, 2009	Year ended December 31, 2008
United States	$8,787,000	$11,134,000
North America (not domestic)	694,000	1,136,000
Europe	96,000	187,000
Asia/Pacific Rim	58,000	66,000
South America	87,000	125,000
Africa	4,000	9,000
	$9,726,000	$12,657,000