Form 10-Q
period 2010-03-31
AMERICAN BIO MEDICA CORP
filed 2010-05-14
CIK 896747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days  ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)  ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐  Yes   ☒   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

21,744,768 Common Shares as of May 13, 2010

American Bio Medica Corporation

Index to Quarterly Report on Form 10-Q
For the quarter ended March 31, 2010

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

American Bio Medica Corporation
Balance Sheets

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$56,000	$35,000
Accounts receivable, net of allowance for doubtful accounts of $83,000 at March 31, 2010 and $67,000 at December 31, 2009	1,214,000	816,000
Inventory, net of allowance for slow moving and obsolete inventory of $246,000 at March 31, 2010 and $271,000 at December 31, 2009	3,989,000	4,315,000
Prepaid expenses and other current assets	135,000	101,000
Total current assets	5,394,000	5,267,000

Property, plant and equipment, net	1,554,000	1,624,000
Debt issuance costs	106,000	118,000
Other assets	30,000	31,000
Total assets	$7,084,000	$7,040,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$698,000	$678,000
Accrued expenses and other current liabilities	271,000	506,000
Wages payable	242,000	215,000
Line of credit	778,000	260,000
Current portion of long-term debt	939,000	107,000
Current portion of unearned grant	10,000	10,000
Total current liabilities	2,938,000	1,776,000

Other liabilities	138,000	136,000
Long-term debt	755,000	1,606,000
Related party note	124,000	124,000
Unearned grant	20,000	20,000
Total liabilities	3,975,000	3,662,000

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Preferred stock; par value $.01 per share; 5,000,000 shares authorized, none issued and outstanding at March 31, 2010 and December 31, 2009
Common stock; par value $.01 per share; 50,000,000 shares authorized; 21,744,768 issued and outstanding at March 31, 2010 and December 31, 2009	217,000	217,000
Additional paid-in capital	19,306,000	19,299,000
Accumulated deficit	(16,414,000)	(16,138,000)

Total stockholders’ equity	3,109,000	3,378,000

Total liabilities and stockholders’ equity	$7,084,000	$7,040,000

The accompanying notes are an integral part of the financial statements

American Bio Medica Corporation
Statements of Operations
(Unaudited)

	For The Three Months Ended
	March 31,
	2010	2009

Net sales	$2,426,000	$2,255,000

Cost of goods sold	1,475,000	1,336,000

Gross profit	951,000	919,000

Operating expenses:
Research and development	102,000	101,000
Selling and marketing	487,000	498,000
General and administrative	581,000	524,000
	1,170,000	1,123,000

Operating loss	(219,000)	(204,000)

Other income / (expense):
Interest income		1,000
Interest expense	(54,000)	(47,000)
Other expense		(2,000)
	(54,000)	(48,000)

Net loss before tax	(273,000)	(252,000)

Income tax expense	(3,000)

Net loss	$(276,000)	$(252,000)

Basic and diluted loss per common share	$(0.01)	$(0.01)

Weighted average number of shares outstanding – basic & diluted	21,744,768	21,744,768

The accompanying notes are an integral part of the financial statements

American Bio Medica Corporation
Statements of Cash Flows
(Unaudited)

	For The Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(276,000)	$(252,000)
Adjustments to reconcile net loss to net cash provided by / (used in) operating activities:
Depreciation	76,000	86,000
Loss on disposal of property, plant and equipment		2,000
Amortization of debt issuance costs	18,000	8,000
Provision for bad debts	16,000
Provision for slow moving and obsolete inventory	(25,000)
Share-based payment expense	7,000
Changes in:
Accounts receivable	(414,000)	(230,000)
Inventory	351,000	531,000
Prepaid expenses and other current assets	(40,000)	(10,000)
Other assets	1,000	3,000
Accounts payable	20,000	(28,000)
Accrued expenses and other current liabilities	(235,000)	117,000
Wages payable	27,000	33,000
Other liabilities	2,000	(3,000)
Net cash provided by / (used in) operating activities	(472,000)	257,000

Cash flows from investing activities:
Purchase of property, plant and equipment	(6,000)	(24,000)
Net cash used in investing activities	(6,000)	(24,000)

Cash flows from financing activities:
Payments on debt financing	(19,000)	(32,000)
Net proceeds from line of credit	518,000	190,000
Net cash provided by financing activities	499,000	158,000

Net increase in cash and cash equivalents	21,000	391,000
Cash and cash equivalents - beginning of period	35,000	201,000

Cash and cash equivalents - end of period	$56,000	$592,000

Supplemental disclosures of cash flow information
Cash paid during period for interest	$72,000	$65,000

The accompanying notes are an integral part of the financial statements

Notes to financial statements (unaudited)

March 31, 2010

Note A - Basis of Reporting

The accompanying unaudited interim financial statements of American Bio Medica Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all information and footnotes required by U.S. GAAP for complete financial statement presentation. These unaudited interim financial statements should be read in conjunction with our audited financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2009. In the opinion of management, the interim financial statements include all normal, recurring adjustments, which are considered necessary for a fair presentation of the financial position of the Company at March 31, 2010, and the results of its operations and cash flows for the three month periods ended March 31, 2010 and March 31, 2009.

Operating results for the three months ended March 31, 2010 are not necessarily indicative of results that may be expected for the year ending December 31, 2010. Amounts at December 31, 2009 are derived from our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.

 During the three months ended March 31, 2010, there were no significant changes to our critical accounting policies, which are included in our Annual Report on Form 10-K for the year ended December 31, 2009.

The preparation of these interim financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate estimates, including those related to product returns, bad debts, inventories, income taxes, warranty obligations, and contingencies and litigation. We base estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

These unaudited interim financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. Our independent registered public accounting firm's report on the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009, contained an explanatory paragraph regarding our ability to continue as a going concern. As of the date of this report, we do not believe that our current cash balances, together with cash generated from future operations and amounts available under current credit facilities will be sufficient to fund operations for the next 12 months if we continue to experience current sales levels. If cash generated from operations is not sufficient to satisfy our working capital and capital expenditure requirements, we will be required to sell additional equity or obtain additional credit facilities. There is no assurance that such financing will be available or that we will be able to complete financing on satisfactory terms, if at all.

Recently Adopted Accounting Standards

In January 2010, the FASB issued Update No. 2010-04, “Accounting for Various Topics; Technical Corrections to SEC Paragraphs”, (“ASU No. 2010-04”). ASU No. 2010-04 represents technical corrections to SEC paragraphs that were included in previously issued accounting standards. The amendments in ASU No. 2010-04 were effective upon issuance. The adoption of the guidance within ASU No. 2010-04 did not have a material impact on our interim financial statements.

In February 2010, the FASB issued Update No. 2010-08, “Technical Corrections to Various Topics”, (“ASU No. 2010-08”). ASU No. 2010-08 clarifies the new codified guidance on accounting and reporting in a number of areas. The amendments in ASU No. 2010-08 were effective for the first reporting period (including interim periods) beginning after issuance and the adoption of the guidance within ASU No. 2010-06 had no impact on our interim financial statements.

In March 2010, the FASB issued Update No. 2010-11, “Derivatives and Hedging (Topic 815), Scope Exception Related to Embedded Credit Derivatives”, (“ASU No. 2010-11”). ASU No. 2010-11 provides clarification and additional examples to resolve potential ambiguity about the breadth of the embedded credit derivatives scope exception in the original guidance. The amendments in ASU No. 2010-11 are effective at the beginning of our first quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of our first quarter beginning after issuance of ASU No. 2010-11. We are currently evaluating the impact, if any, the adoption of this guidance will have on our financial statements.

Note B – Net Loss Per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted average number of outstanding common shares during the period. Diluted net loss per common share includes the weighted average dilutive effect of stock options and warrants.

Potential common shares outstanding as of March 31, 2010 and 2009:

	March 31, 2010	March 31, 2009
Warrants	75,000	75,000
Options	3,561,580	3,762,080

The number of securities not included in the diluted net loss per common share for the three months ended March 31, 2010 and March 31, 2009 (because the effect would have been anti-dilutive) were 3,136,580 and 3,837,080, respectively.

Note C – Litigation

From time to time, we are named in legal proceedings in connection with matters that arose during the normal course of business. While the ultimate result of any such litigation cannot be predicted, if we are unsuccessful in defending any such litigation, the resulting financial losses could have an adverse effect on the financial position, results or operations and cash flows of the Company. We are aware of no significant litigation loss contingencies for which management believes it is both probable that a liability has been incurred and that the amount of the loss can be reasonably estimated. We are unaware of any proceedings being contemplated by governmental authorities as of the date of this report.

Note D – Line of Credit and Debt

Rosenthal and Rosenthal, Inc. (“Rosenthal”) Line of Credit

On July 1, 2009, we entered into a Financing Agreement (the “Refinancing Agreement”) with Rosenthal to refinance a line of credit held by First Niagara Bank (“First Niagara”). Under the Refinancing Agreement, Rosenthal agreed to provide the Company with up to $1,500,000 under a revolving secured line of credit (“Rosenthal Line of Credit”) that is collateralized by a first security interest in all of the Company’s receivables, inventory, and intellectual property, and a second security interest in our machinery and equipment, leases, leasehold improvements, furniture and fixtures. The maximum availability of $1,500,000 is subject to an availability formula based on certain percentages of accounts receivable and inventory, and elements of the availability formula are subject to periodic review and revision by Rosenthal. Under the Refinancing Agreement we pay certain administrative fees and interest is payable monthly and is charged at variable rates, with minimum monthly interest of $4,000. We must maintain certain financial covenants so long as any obligations are due under the Rosenthal Line of Credit. As of the date of this report, we are in compliance with these covenants. The Rosenthal Line of Credit is payable on demand and Rosenthal may terminate the Refinancing Agreement at any time by giving the Company 45 days advance written notice.

The amount outstanding on the Rosenthal Line of Credit was $778,000 at March 31, 2010 and $260,000 at December 31, 2009.  Additional loan availability as of March 31, 2010 was $372,000, for a total loan availability of $1,150,000 as of March 31, 2010. We incurred $41,000 in costs related to this refinancing, and these costs are being amortized over the term of the Rosenthal Line of Credit. For the three months ended March 31, 2010, we have amortized $3,500 in costs. We use the Rosenthal Line of Credit for working capital.

Mortgage Consolidation Loan

On December 17, 2009, we closed on a refinancing and consolidation of an existing real estate mortgage and term note with First Niagara. The new credit facility through First Niagara is a fully secured term loan that matures on January 1, 2011, with a 6.5-year (78 month) amortization (the “Mortgage Consolidation Loan”). The Mortgage Consolidation Loan continues to be secured by our facility in Kinderhook, New York as well as various pieces of machinery and equipment. We must comply with a covenant to maintain a certain level of Liquidity (defined as any combination of cash, marketable securities or borrowing availability under one or more credit facilities other than the Mortgage Consolidation Loan). As of the date of this report, we are in compliance with this covenant.

The annual interest rate of the Mortgage Consolidation Loan is fixed at 8.75%. The monthly payment of principal and interest is $16,125. Accrued interest totaling $7,000 was paid at closing. We have incurred approximately $28,000 in costs associated with this refinancing; including approximately $22,000 in legal fees incurred by and passed on from First Niagara. These costs, which are included in prepaid expenses and other current assets, will be amortized over the term of the Mortgage Consolidation Loan. For the three months ended March 31, 2010, we have amortized $6,000 of expense. The balance of the Mortgage Consolidation Loan was $935,000 at March 31, 2010 and $953,000 at December 31, 2009.

Copier Lease

On May 8, 2007, we purchased a copier through an equipment lease with RICOH in the amount of $17,000.  The term of the lease is five (5) years with an interest rate of 14.11%. The amount outstanding on this lease was $9,000 at March 31, 2010 and $10,000 at December 31, 2009.

Debenture Financing

In August 2008, we completed an offering of Series A Debentures and received gross proceeds of $750,000. The net proceeds of the offering of Series A Debentures were $631,000 after $54,000 of placement agent fees and expenses, legal and accounting fees of $63,000 and $2,000 of state filing fees. The Series A Debentures accrue interest at a rate of 10% per annum (payable by the Company semi-annually) and mature on August 1, 2012. As placement agent Cantone Research, Inc. (“Cantone”) received a Placement Agent fee of $52,500, or 7% of the gross principal amount of Series A Debentures sold. In addition, we issued Cantone a four-year warrant to purchase 30,450 shares of the Company’s common stock at an exercise price of $0.37 per share (the closing price of the Company’s common shares on the date of closing) and a four-year warrant to purchase 44,550 shares of the Company’s common stock at an exercise price of $0.40 per share (the closing price of the Company’s common stock on the Series A Completion Date). All warrants issued to Cantone were immediately exercisable upon issuance. We incurred $131,000 in expenses related to the offering, including $12,000 in expense related to warrants issued to Cantone. For three months ended March 31, 2010 and March 31, 2009, we amortized $8,000 of expense related to these debt issuance costs. We have also accrued interest expense related to the Series A Debentures of $12,000 at both March 31, 2010 and March 31, 2009.

Note E – Stock Option Grants

As a condition to the Rosenthal Refinancing Agreement, our Chief Executive Officer, Stan Cipkowski  (“Cipkowski”) was required to execute a Validity Guarantee (the “Validity Guarantee”). Under the Validity Guarantee, Cipkowski provides representations and warranties with respect to the validity of our receivables and guarantees the accuracy of our reporting to Rosenthal related to our receivables and inventory. The Validity Guarantee places Cipkowski’s personal assets at risk in the event of a breach of such representations, warranties and guarantees. As part of the compensation for his execution of the Validity Guarantee, on July 1, 2009, Cipkowski was awarded an option grant representing 500,000 common shares of the Company under our Fiscal 2001 Stock Option Plan (the “2001 Plan”), at an exercise price of $0.20, the closing price of the Company’s common shares on the date of the grant. The option grant vests over 3 years in equal installments. In accordance with the provisions of ASC Topic 718, “Accounting for Stock Options and Other Stock Based Compensation”, previously referred to as SFAS 123(R), we will recognize $78,000 in share-based payment expense amortized over the required service period of 3 years. We recognized $7,000 in share-based payment expense for this grant in the three months ended March 31, 2010 and as of March 31, 2010; there was $59,000 in unrecognized expense with 27 months remaining.

As another condition to the Rosenthal Refinancing Agreement, our President and Chairman of the Board, Edmund Jaskiewicz (“Jaskiewicz”) was required to execute an Agreement of Subordination and Assignment (“Subordination Agreement”) related to $124,000 owed to Jaskiewicz by the Company as of June 29, 2009 (the “Jaskiewicz Debt”). Under the Subordination Agreement, the Jaskiewicz Debt is not payable, is junior in right to the Rosenthal Line of Credit and no payment may be accepted or retained by Jaskiewicz unless and until we have paid and satisfied in full any obligations to Rosenthal. Furthermore, the Jaskiewicz Debt was assigned and transferred to Rosenthal as collateral for the Rosenthal Line of Credit.

As compensation for his execution of the Subordination Agreement, on July 1, 2009 Jaskiewicz was awarded an option grant representing 50,000 common shares of the Company under our 2001 Plan, at an exercise price of $0.20, the closing price of the Company’s common shares on the date of the grant. The option grant was immediately exercisable. In accordance with ASC Topic 718, “Accounting for Stock Options and Other Stock Based Compensation”, previously referred to as SFAS 123(R), we recognized $8,000 during the year ended December 31, 2009 in share-based payment expense related to the grant of Jaskiewicz’s options upon issuance of the grant.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion of our financial condition and the results of operations should be read in conjunction with the interim Financial Statements and Notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion contains, in addition to historical statements, forward-looking statements that involve risks and uncertainties. Our actual future results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the factors discussed in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 and in this Quarterly Report on Form 10-Q. Any forward-looking statement speaks only as of the date on which such statement is made and we do not intend to update any such forward-looking statements.

Overview

During the three months ended March 31, 2010, we sustained a net loss of $276,000 from net sales of $2,426,000. We had net cash used in operating activities of $472,000 for the three months ended March 31, 2010. During the three months ended March 31, 2010, we continued to market and distribute our urine and oral fluid-based point of collection tests for drugs of abuse (“DOA”) and our Rapid Reader® drug screen result and data management system, and we also performed bulk test strip contract manufacturing services for unaffiliated third parties.

During the three months ended March 31, 2010, we continued to be negatively impacted by global economic conditions. Although we are somewhat encouraged by sales results in the three months ended March 31, 2010, we believe it will be some time before significant economic growth occurs allowing employment rates to return to pre-recession levels and government budgets to return to pre-recession levels. In response to the uncertainties associated with the state of the global economy, we previously initiated cost-cutting measures to reduce operating expenses; and we expect to continue measures to minimize any losses going forward.  We also continue to take steps to reduce manufacturing costs related to our products to improve gross profit margins.

Plan of Operations

Our sales strategy continues to be a focus on direct sales, while identifying new contract manufacturing opportunities and pursuing new national accounts. Simultaneously with these efforts, we will continue to focus on the reduction of manufacturing costs and operating expenses, the enhancement of our current products and the development of new product platforms and configurations to address market trends.

Our continued existence is dependent upon several factors, including our ability to raise revenue levels and reduce costs to generate positive cash flows, and to sell additional shares of Company common stock to fund operations and/or obtain additional credit facilities, if and when necessary.

Results of operations for the three months ended March 31, 2010 compared to the three months ended March 31, 2009

NET SALES: Net sales for the three months ended March 31, 2010 increased 7.6% when compared to net sales for the three months ended March 31, 2009. National accounts and other non-government direct sales increased in the three months ended March 31, 2010 when compared to the three months ended March 31, 2009, however, sales are still depressed from pre-recession levels of 2008. We believe this is a result of positive movement in our Workplace market as unemployment rates improve in many areas throughout the country, although according to published reports, much of the country has yet to improve.

Coupled with this improvement in the Workplace market, sales to the Clinical market, including pain management and drug rehabilitation, have increased. The Clinical Laboratory Improvement Amendments (CLIA) of 1988 established quality standards for laboratory testing to ensure the accuracy, reliability and timeliness of patient test results regardless of where the test was performed. As a result, those using CLIA waived tests are not subject to the more stringent and expensive requirements of moderate or high complexity laboratories. Our Rapid TOX® product line is CLIA waived and presently is the only product that includes a CLIA waived assay for Burprenorphine. Burprenorphine is used to treat certain types of drug dependency, including opioid addiction, as well as being used in pain management. Rehabilitation centers and physicians specializing in pain management need a quality DOA testing kit to assist them in monitoring patient usage to ensure the narcotics are being used as prescribed and to identify possible medication usage from other sources that can complicate a patient’s plan of treatment.

Contract manufacturing sales improved in the three months ended March 31, 2010 when compared to the three months ended March 31, 2009. Contract manufacturing sales for the three months ended March 31, 2010 totaled $119,000, compared to $94,000 in the three months ended March 31, 2009. This increase is primarily as a result of increased sales of a RSV (Respiratory Syncytial Virus) product that we manufacture. RSV is the most common cause of lower respiratory tract infections in children worldwide. In addition to the RSV product, we manufacture a product for fetal amniotic membrane rupture.

The improvements in national accounts, non-government direct sales and contract manufacturing were partially offset by decreased sales in our Government and International markets. Sales in our Government market continue to be negatively impacted as government entities decrease purchasing levels in attempts to close deficits in their budgets, resulting in decreased buying under the contracts we currently hold. At the same time, we continue to face price pressures from foreign manufacturers, which make it more difficult to secure new government contracts. The decline in International Sales resulted from sales decreases in all areas outside of the United States as poor economic conditions continue to be of a global nature.

We will continue to focus our sales efforts on national accounts, non-government direct sales and contract manufacturing, while striving to reduce manufacturing costs, which could enable us to be more cost competitive in the Government market which is extremely price sensitive. To that end, we now offer the Rapid TOX Cup® II; certain raw material costs associated with the Rapid TOX Cup II are lower, which means we can offer the Rapid TOX Cup II at a reduced cost to our customers. We have obtained a number of new accounts in the Government market as a result of offering the Rapid TOX Cup II, however, as discussed above, current contracts are being reduced by budget cuts. We remain hopeful that we may be able to mitigate the negative impact of foreign price pressures and decreased budgets with the Rapid TOX Cup II.

While we remain encouraged by reports of improvement in certain aspects of global economic conditions, until the economy fully recovers, we do not expect to see significant growth in sales, if any growth at all. However, we remain hopeful that sales will continue to improve.

COST OF GOODS SOLD/GROSS PROFIT: Cost of goods sold for the three months ended March 31, 2010 was 60.8% of net sales, compared to 59.2% of net sales for March 31, 2009. In the year ended December 31, 2009, we decreased product manufacturing and reduced labor and overhead costs in an effort to bring production output in line with anticipated demand. In the latter part of the year ended December 31, 2009, we did experience sporadic periods of sales improvement, leading us to increase production personnel levels (from lower levels maintained earlier in the year ended December 31, 2009). Due to the uncertainty of our markets, we have not reverted to those lower production personnel levels. In addition, although we have cut back on the amount of product being manufactured, certain direct labor and overhead costs are fixed and such fixed costs are now being allocated to a reduced amount of manufactured product, which resulted in manufacturing inefficiency charges, thus increasing our manufacturing cost of sales. We continue to evaluate our production personnel levels as well as our product manufacturing levels to ensure they are adequate to meet current and anticipated sales demands.

In addition, gross profit in the three months ended March 31, 2010 and March 31, 2009 continues to be affected by lower margin rates for new contracts in the Government market due to price pressures from foreign manufacturers, as well as continued price pressures in all markets.

OPERATING EXPENSES: Operating expenses increased 4.2% for the three months ended March 31, 2010, compared to the same period a year ago. Although operating expenses increased in the three months ended March 31, 2010, operating expenses are still significantly reduced from pre-recession levels (in 2008) as a result of cost cutting initiatives implemented in response to the unprecedented downturn of the global economy. The increase in operating expenses is due to increased general and administrative expense, partially offset by a decrease in selling and marketing expense; more specifically:

Research and Development (“R&D”) expense

R&D expense for the three months ended March 31, 2010 was virtually unchanged when compared to the three months ended March 31, 2009. Our R&D department continues to focus their efforts on the enhancement of current products, development of new product platforms and exploration of contract manufacturing opportunities.

Selling and Marketing expense

Selling and marketing expense for the three months ended March 31, 2010 decreased slightly by 2.2% when compared to the three months ended March 31, 2009. Reductions in sales and marketing salaries, advertising and promotional costs, and postage were partially offset by increases in sales commissions and sales and marketing travel related costs.

In the three months ended March 31, 2010, we continued to promote our products through selected advertising, participation at high profile trade shows and other marketing activities. Our direct sales force continued to focus their selling efforts in our target markets, which include, but are not limited to, Workplace and Government. Our direct sales team continues to focus more efforts on the Clinical market, as a result of the receipt of our CLIA waiver for our Rapid TOX product line in August 2008. As discussed above, we have seen some positive impact on sales in the Clinical market, primarily through physicians and pain management clinics, as a result of these efforts.

General and Administrative (“G&A”) expense

G&A expense for the three months ended March 31, 2010 increased 10.9% when compared to the three months ended March 31, 2009. Increases in quality assurance costs, legal and patent fees, repairs and maintenance, miscellaneous expense, bank and payroll service fees and share-based payment expense were partially offset by reductions in investor relations expense, insurance expense and accounting fees. The share-based payment expense of $7,000 in the three months ended March 31, 2010 was related to the issuance of two stock option grants in the third quarter of 2009 (see Part I, Item 1, Note E) and this expense did not occur in the three months ended March 31, 2009. Although G&A expense increased in the three months ended March 31, 2010 when compared to the same period last year, G&A expense remains reduced by 14.9% when compared to the same period in 2008 as a result of our cost-cutting initiatives.

Liquidity and Capital Resources as of March 31, 2010

Our cash requirements depend on numerous factors, including product development activities, sales and marketing efforts, market acceptance of new products, and effective management of inventory and production personnel and output levels in response to sales forecasts. We expect to devote substantial capital resources to continue product development and/or enhancement, refine manufacturing efficiencies and support direct sales efforts. We will examine other growth opportunities including strategic alliances, and expect such activities will be funded from existing cash and cash equivalents, issuance of additional equity or debt securities or additional borrowings subject to market and other conditions. Our financial statements for the fiscal year ended December 31, 2009 were prepared assuming we will continue as a going concern. As of the date of this report, we do not believe that our current cash balances, together with cash generated from future operations and amounts available under current credit facilities will be sufficient to fund operations for the next 12 months if we continue to experience current sales levels. If cash generated from operations is not sufficient to satisfy our working capital and capital expenditure requirements, we will be required to sell additional equity or obtain additional credit facilities. There is no assurance that such financing will be available or that we will be able to complete financing on satisfactory terms, if at all.

As of March 31, 2010, we had a Mortgage Consolidation Loan with First Niagara and a Line of Credit with Rosenthal. (See Part 1, Item 1, Note D).

Working capital

Our working capital decreased $1,035,000 at March 31, 2010, when compared to working capital at December 31, 2009. At December 31, 2009, our Mortgage Consolidation Loan with First Niagara was classified as a long-term liability. As of March 31, 2010, we reclassified our Mortgage Consolidation Loan with First Niagara from long-term to short-term, as the maturity date of the Mortgage Consolidation Loan is January 2011. The balance of the Mortgage Consolidation Loan was $935,000 at March 31, 2010 and $953,000 at December 31, 2009. (See Part I, Item 1, Note D).

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

Dividends

We have never paid any dividends on our common shares and anticipate that all future earnings, if any, will be retained for use in our business, therefore, we do not anticipate paying any cash dividends.

Cash Flows

Increases in prepaid expenses and accounts receivable and decreases in accrued expenses, offset by decreases in inventory and increases in accounts payable and wages payable resulted in cash used in operating activities of $472,000 for the three months ended March 31, 2010. The primary use of cash in the three months ended March 31, 2010 and March 31, 2009 was funding of operations.

Net cash used in investing activities in the three months ended March 31, 2010 and March 31, 2009 was for investment in property, plant and equipment.

Net cash provided by financing activities in the three months ended March 31, 2010 and March 31, 2009 consisted of net proceeds from our line of credit, offset by payments on debt financing. Net proceeds from the line of credit for the three months ended March 31, 2010 was $518,000, compared to $190,000 during the three months ended March 31, 2009. In the three months ended March 31, 2010, our loan availability under the Rosenthal Line of Credit was greater than the loan availability under the prior line of credit with First Niagara in the three months ended March 31, 2009, and we used this increased loan availability to fund operations. Our increased use of the Rosenthal Line of Credit was due to an increase in receivables during the three months ended March 31, 2010, when compared to the three months ended March 31, 2009, which required the Company to drawdown more frequently on the Rosenthal line of Credit to fund operations.

At March 31, 2010, we had cash and cash equivalents of $56,000.

Outlook

Our primary short-term working capital needs relate to sales efforts in the DOA testing market that will yield high volume sales, refining manufacturing and production capabilities and establishing adequate inventory levels to support expected sales, while continuing support of research and development activities. We believe that our current infrastructure is sufficient to support our business; however, if at some point in the future we experience renewed growth in sales, we may be required to increase our current infrastructure to support sales. It is also possible that additional investments in research and development, and increased expenditures in selling and marketing and general and administrative may be necessary in the future to: develop new products, enhance current products to meet the changing needs of the point of collection DOA testing market, grow contract manufacturing operations, promote our products in our markets and institute changes that may be necessary to comply with various new public company reporting requirements, including but not limited to requirements related to internal controls over financial reporting as well as FDA requirements related to the marketing and use of our products. We have taken measures to attempt to control the rate of increase of these costs to be consistent with any sales growth rate we may experience in the near future.

We believe that we may need to raise additional capital in the future to continue operations. If events and circumstances occur such that we do not meet our current operating plans, or we are unable to raise sufficient additional equity or debt financing, or credit facilities are insufficient or not available, we may be required to further reduce expenses or take other steps which could have a material adverse effect on our future performance.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this item.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item 1, Note C in the Notes to interim Financial Statements included in this report for a description of pending legal proceedings in which we may be a party.

Item 1A. Risk Factors

There have been no material changes to our risk factors set forth in Part I, Item 1A, in our Annual Report on Form 10-K for the year ended December 31, 2009 except as set forth below:

Any adverse changes in our regulatory framework could negatively impact our business.

Our urine point of collection products have received 510(k) marketing clearance from the FDA, and have therefore met FDA requirements for professional use. Our oral fluid point of collection products have not received 510(k) marketing clearance from the FDA. We have also been granted a CLIA waiver from the FDA related to our Rapid TOX product line. Workplace and Government are our primary markets, and it has been our belief that marketing clearance from the FDA is not required to sell our products in non-clinical markets (such as Workplace and Government), but is required to sell our products in the Clinical and over-the-counter (consumer) markets. However, in July 2009, we received a warning letter from the FDA, which alleges we are marketing our point of collection oral fluid drug test, OralStat, in workplace settings without marketing clearance or approval (see Current Report on Form 8-K filed with the United States Securities and Exchange Commission (“SEC”) on August 5, 2009).

On August 18, 2009 we responded to the FDA warning letter received in July 2009, setting forth our belief that FDA clearance was not required in non-clinical markets; such belief is based upon legal advice from our FDA counsel. On October 27, 2009, we received another letter from the FDA (“October 2009 Letter”), which stated that they did not agree with our interpretation of certain FDA regulations. We responded to the October 2009 Letter on December 8, 2009. After additional communications with the FDA, both directly and through our FDA counsel, in March 2010, we elected to file a pre-IDE marketing submission in efforts to obtain FDA 510(k) marketing clearance, although we continue to maintain that 510(k) is not required to market our oral fluid point of collection drug tests in the Workplace market. A pre-IDE marketing submission is a process that allows us to provide the FDA with the design of our clinical protocol for studies that will be used to support our 510(k) submission.  As of the date of this report, we are awaiting a response from the FDA.

Currently there are many other oral fluid point of collection drug tests being sold in the Workplace market by our competitors, none of which have received FDA marketing clearance. Therefore, we are one of the first companies, if not the first company to file a submission to obtain FDA marketing clearance to sell our point of collection oral fluid drug tests in the Workplace market, and the cost of obtaining such clearance could be material and incurring such cost could have a negative impact on our efforts to improve our performance and to achieve profitability. Furthermore, there can be no assurance that we will obtain marketing clearance from the FDA. Our point of collection oral fluid drug tests currently account for approximately 20% of our sales; if we were unable to market and sell our point of collection oral fluid drug tests in the Workplace market, this could negatively impact our revenues.

Although we are currently unaware of any additional changes in regulatory standards related to any of our markets, if regulatory standards were to further change in the future, there can be no assurance that the FDA will grant us appropriate marketing clearances required to comply with the changes, if and when we apply for them.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

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

Dated: May 14, 2010