Form 10-Q
period 2010-06-30
AMERICAN BIO MEDICA CORP
filed 2010-08-12
CIK 896747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

21,744,768 Common Shares as of August 12, 2010

American Bio Medica Corporation

Index to Quarterly Report on Form 10-Q
For the quarter ended June 30, 2010

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

American Bio Medica Corporation
Balance Sheets

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$79,000	$35,000
Accounts receivable, net of allowance for doubtful accounts of $69,000 at June 30, 2010 and $67,000 at December 31, 2009	1,418,000	816,000
Inventory, net of allowance for slow moving and obsolete inventory of $235,000 at June 30, 2010 and $271,000 at December 31, 2009	4,001,000	4,315,000
Prepaid expenses and other current assets	127,000	101,000
Total current assets	5,625,000	5,267,000

Property, plant and equipment, net	1,486,000	1,624,000
Debt issuance costs, net	95,000	118,000
Other assets	30,000	31,000
Total assets	$7,236,000	$7,040,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$778,000	$678,000
Accrued expenses and other current liabilities	443,000	506,000
Wages payable	291,000	215,000
Line of credit	483,000	260,000
Current portion of long-term debt	911,000	107,000
Current portion of unearned grant	10,000	10,000
Total current liabilities	2,916,000	1,776,000

Other liabilities	138,000	136,000
Long-term debt	754,000	1,606,000
Related party note	124,000	124,000
Unearned grant	20,000	20,000
Total liabilities	3,952,000	3,662,000

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Preferred stock; par value $.01 per share; 5,000,000 shares authorized, none issued and outstanding at June 30, 2010 and December 31, 2009
Common stock; par value $.01 per share; 50,000,000 shares authorized; 21,744,768 issued and outstanding at June 30, 2010 and December 31, 2009	217,000	217,000
Additional paid-in capital	19,313,000	19,299,000
Accumulated deficit	(16,246,000)	(16,138,000)

Total stockholders’ equity	3,284,000	3,378,000

Total liabilities and stockholders’ equity	$7,236,000	$7,040,000
The accompanying notes are an integral part of the financial statements

American Bio Medica Corporation
Statements of Operations
(Unaudited)

	For The Six Months Ended June 30,
	2010	2009

Net sales	$5,552,000	$5,063,000

Cost of goods sold	3,140,000	2,988,000

Gross profit	2,412,000	2,075,000

Operating expenses:
Research and development	216,000	208,000
Selling and marketing	1,021,000	1,070,000
General and administrative	1,172,000	1,171,000
	2,409,000	2,449,000

Operating income / (loss)	3,000	(374,000)

Other income / (expense):
Interest income		1,000
Interest expense	(108,000)	(96,000)
Other expense		(2,000)
	(108,000)	(97,000)

Net loss before tax	(105,000)	(471,000)

Income tax expense	(3,000)

Net loss	$(108,000)	$(471,000)

Basic and diluted loss per common share	$0.00	$(0.02)

Weighted average number of shares outstanding – basic & diluted	21,744,768	21,744,768

The accompanying notes are an integral part of the financial statements

American Bio Medica Corporation
Statements of Operations
(Unaudited)

	For The Three Months Ended June 30,
	2010	2009

Net sales	$3,126,000	$2,808,000

Cost of goods sold	1,665,000	1,652,000

Gross profit	1,461,000	1,156,000

Operating expenses:
Research and development	114,000	106,000
Selling and marketing	534,000	572,000
General and administrative	591,000	648,000
	1,239,000	1,326,000

Operating income / (loss)	222,000	(170,000)

Other expense:
Interest expense	(55,000)	(49,000)
	(55,000)	(49,000)

Net income / (loss) before tax	167,000	(219,000)

Income tax expense

Net income / (loss)	$167,000	$(219,000)

Basic and diluted income / (loss) per common share	$0.01	$(0.01)

Weighted average number of shares outstanding – basic & diluted	21,744,768	21,744,768

The accompanying notes are an integral part of the financial statements

American Bio Medica Corporation
Statements of Cash Flows
(Unaudited)

	For The Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(108,000)	$(471,000)
Adjustments to reconcile net loss to net cash provided by / (used in) operating activities:
Depreciation	148,000	171,000
Loss on disposal of property, plant and equipment		2,000
Amortization of debt issuance costs	36,000	17,000
Provision for bad debts	12,000
Provision for slow moving and obsolete inventory	(36,000)
Share-based payment expense	13,000
Changes in:
Accounts receivable	(614,000)	(292,000)
Inventory	350,000	1,091,000
Prepaid expenses and other current assets	(38,000)	(25,000)
Other assets	1,000	(4,000)
Accounts payable	100,000	(180,000)
Accrued expenses and other current liabilities	(63,000)	(60,000)
Wages payable	76,000	89,000
Other liabilities	2,000	(7,000)
Net cash provided by / (used in) operating activities	(121,000)	331,000

Cash flows from investing activities:
Purchase of property, plant and equipment	(10,000)	(25,000)
Net cash used in investing activities	(10,000)	(25,000)

Cash flows from financing activities:
Payments on debt financing	(48,000)	(63,000)
Net proceeds from line of credit	223,000	143,000
Net cash provided by financing activities	175,000	80,000

Net increase in cash and cash equivalents	44,000	386,000
Cash and cash equivalents - beginning of period	35,000	201,000

Cash and cash equivalents - end of period	$79,000	$587,000

Supplemental disclosures of cash flow information
Cash paid during period for interest	$108,000	$96,000

The accompanying notes are an integral part of the financial statements

Notes to financial statements (unaudited)

June 30, 2010

Note A - Basis of Reporting

The accompanying unaudited interim financial statements of American Bio Medica Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all information and footnotes required by U.S. GAAP for complete financial statement presentation. These unaudited interim financial statements should be read in conjunction with our audited financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2009. In the opinion of management, the interim financial statements include all normal, recurring adjustments, which are considered necessary for a fair presentation of the financial position of the Company at June 30, 2010, and the results of its operations for the three and six month periods ended June 30, 2010 and June 30, 2009, and cash flows for the six month periods ended June 30, 2010 and June 30, 2009.

Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of results that may be expected for the year ending December 31, 2010. Amounts at December 31, 2009 are derived from our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.

During the six months ended June 30, 2010, there were no significant changes to our critical accounting policies, which are included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

These unaudited interim financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. Our independent registered public accounting firm's report on the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009, contained an explanatory paragraph regarding our ability to continue as a going concern. As of the date of this report, our current cash balances, together with cash generated from future operations and amounts available under current credit facilities may not be sufficient to fund operations for the next 12 months if sales levels do not continue to improve or if sales levels start to decline. If cash generated from operations is not sufficient to satisfy our working capital and capital expenditure requirements, we will be required to sell additional equity or obtain additional credit facilities. There is no assurance that such financing will be available or that we will be able to complete financing on satisfactory terms, if at all.

Recently Adopted Accounting Standards

In April 2010, the FASB issued Update No. 2010-17, “Revenue Recognition—Milestone Method (Topic 605), Milestone Method of Revenue Recognition”, (“ASU No. 2010-17”). ASU No. 2010-17 provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. Determining whether a milestone is substantive is a matter of judgment made at the inception of the arrangement and ASU No. 2010-17 provides guidance on criteria that must be met for a milestone to be considered substantive.

Under ASU No. 2010-17, a milestone should be considered substantive in its entirety. An individual milestone may not be bifurcated. An arrangement may include more than one milestone, and each milestone should be evaluated separately to determine whether the milestone is substantive. Accordingly, an arrangement may contain both substantive and nonsubstantive milestones. A vendor’s decision to use the milestone method of revenue recognition for transactions relating to research and development deliverables is a policy election. Other proportional revenue recognition methods also may be applied as long as the application of those other methods does not result in the recognition of consideration in its entirety in the period the milestone is achieved. The amendments in ASU No. 2010-17 are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. We are currently evaluating the impact, if any; the adoption of this guidance would have on our financial statements.

Note B – Net Income / (Loss) Per Common Share

Basic net income / (loss) per common share is calculated by dividing the net income / (loss) by the weighted average number of outstanding common shares during the period. Diluted net income / (loss) per common share includes the weighted average dilutive effect of stock options and warrants. Potential common shares outstanding as of June 30, 2010 and 2009:

	June 30, 2010	June 30, 2009
Warrants	75,000	75,000
Options	3,401,580	3,762,080

The number of securities not included in the diluted net loss per common share for the three and six months ended June 30, 2010 and June 30, 2009 (because the effect would have been anti-dilutive) were 3,476,580 and 3,837,080, respectively.

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

The amount outstanding on the Rosenthal Line of Credit was $483,000 at June 30, 2010 and $260,000 at December 31, 2009. Additional loan availability as of June 30, 2010 was $439,000, for a total loan availability of $922,000 as of June 30, 2010. We incurred $41,000 in costs related to this refinancing, and these costs are being amortized over the term of the Rosenthal Line of Credit. For the six months ended June 30, 2010, we have amortized $7,000 in costs. We use the Rosenthal Line of Credit for working capital.

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

The annual interest rate of the Mortgage Consolidation Loan is fixed at 8.75%. The monthly payment of principal and interest is $16,125. We have incurred approximately $28,000 in costs associated with this refinancing, which are included in prepaid expenses and other current assets, and will be amortized over the term of the Mortgage Consolidation Loan. For the six months ended June 30, 2010, we have amortized $12,000 of expense. The balance of the Mortgage Consolidation Loan was $907,000 at June 30, 2010 and $953,000 at December 31, 2009.

Copier Lease

On May 8, 2007, we purchased a copier through an equipment lease with RICOH in the amount of $17,000.  The term of the lease is five (5) years with an interest rate of 14.11%. The amount outstanding on this lease was $8,000 at June 30, 2010 and $10,000 at December 31, 2009.

Debenture Financing

In August 2008, we completed an offering of Series A Debentures and received gross proceeds of $750,000. The net proceeds of the offering of Series A Debentures were $631,000 after $54,000 of placement agent fees and expenses, legal and accounting fees of $63,000 and $2,000 of state filing fees. The Series A Debentures accrue interest at a rate of 10% per annum (payable by the Company semi-annually) and mature on August 1, 2012. As placement agent, Cantone Research, Inc. (“Cantone”) received a Placement Agent fee of $52,500, or 7% of the gross principal amount of Series A Debentures sold. In addition, we issued Cantone a four-year warrant to purchase 30,450 shares of the Company’s common stock at an exercise price of $0.37 per share (the closing price of the Company’s common shares on the date of closing) and a four-year warrant to purchase 44,550 shares of the Company’s common stock at an exercise price of $0.40 per share (the closing price of the Company’s common stock on the Series A Completion Date). All warrants issued to Cantone were immediately exercisable upon issuance. We incurred $131,000 in expenses related to the offering, including $12,000 in expense related to warrants issued to Cantone. We amortized $16,000 of expense related to these debt issuance costs for the six months ended June 30, 2010 and $17,000 for the six months ended June 30, 2009. We have also accrued interest expense related to the Series A Debentures of $31,000 at June 30, 2010 and December 31, 2009.

Note E – Stock Option Grants

As a condition to the Refinancing Agreement, our Chief Executive Officer, Stan Cipkowski  (“Cipkowski”) was required to execute a Validity Guarantee (the “Validity Guarantee”) that includes representations and warranties with respect to the validity of our receivables and guarantees the accuracy of our reporting to Rosenthal related to our receivables and inventory. The Validity Guarantee places Cipkowski’s personal assets at risk in the event of a breach of such representations, warranties and guarantees. As part of the compensation for his execution of the Validity Guarantee, on July 1, 2009, Cipkowski was awarded an option grant representing 500,000 common shares of the Company under our Fiscal 2001 Stock Option Plan (the “2001 Plan”), at an exercise price of $0.20, the closing price of the Company’s common shares on the date of the grant. The option grant vests over 3 years in equal installments. In accordance with the provisions of ASC Topic 718, “Accounting for Stock Options and Other Stock Based Compensation”, previously referred to as SFAS 123(R), we will recognize $78,000 in share-based payment expense amortized over the required service period of 3 years. We recognized $13,000 in share-based payment expense for this grant in the six months ended June 30, 2010 and as of June 30, 2010; there was $52,000 in unrecognized expense with 24 months remaining.

As another condition to the Refinancing Agreement, our President and Chairman of the Board, Edmund Jaskiewicz (“Jaskiewicz”) was required to execute an Agreement of Subordination and Assignment (“Subordination Agreement”) related to $124,000 owed to Jaskiewicz by the Company as of June 29, 2009 (the “Jaskiewicz Debt”). Under the Subordination Agreement, the Jaskiewicz Debt is not payable, is junior in right to the Rosenthal Line of Credit and no payment may be accepted or retained by Jaskiewicz unless and until we have paid and satisfied in full any obligations to Rosenthal. Furthermore, the Jaskiewicz Debt was assigned and transferred to Rosenthal as collateral for the Rosenthal Line of Credit.

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

Overview

During the six months ended June 30, 2010, sales continued to be impacted by global economic conditions. However, sales began to improve in the first quarter of 2010, and this improvement continued into the second quarter of 2010. Although we are encouraged by this improvement, we continue to believe it will be some time before significant economic growth occurs allowing employment rates and government budgets to return to pre-recession levels.

During the six months ended June 30, 2010, we sustained a net loss of $108,000 from net sales of $5,552,000. We had net cash used in operating activities of $121,000 for the six months ended June 30, 2010.  In response to the state of the global economy, we previously initiated cost-cutting measures to reduce operating expenses; these efforts, coupled with the improvement in sales, enabled us to reach profitability in the second quarter of 2010. We expect to continue our efforts to reduce or sustain current operating expenses, which would allow us to maintain profitability or minimize losses going forward. However, given the uncertainty of the global economy, there can be no assurance that our sales levels will continue to improve or that we will be able to maintain profitability or minimize losses going forward.

During the six months ended June 30, 2010, we continued to market and distribute our urine and oral fluid-based point of collection tests for drugs of abuse (“DOA”) and our Rapid Reader® drug screen result and data management system, and we also performed bulk test strip contract manufacturing services for unaffiliated third parties.

Plan of Operations

Our sales strategy continues to be a focus on direct sales, including but not limited to the pursuit of new national accounts, while identifying new contract manufacturing opportunities. Simultaneously with these efforts, we will continue to focus on the reduction of manufacturing costs and operating expenses, enhancement of our current products and development of new product platforms and configurations to address market trends.

Our continued existence is dependent upon several factors, including our ability to raise revenue levels and reduce costs to generate positive cash flows, and to obtain working capital by selling additional shares of Company common stock and/or securing additional credit facilities, as necessary.

Results of operations for the six months ended June 30, 2010 compared to the six months ended June 30, 2009

NET SALES: Net sales for the six months ended June 30, 2010 increased 9.7% when compared to net sales for the six months ended June 30, 2009. National accounts and other non-government direct sales increased in the first half of 2010 when compared to the first half of 2009 (although sales are still depressed from pre-recession levels of 2008). We believe this improvement is a result of positive movement in our Workplace market as unemployment rates improve in many areas throughout the country, although according to published reports, much of the country has yet to improve. According to the Bureau of Labor Statistics report dated June 2010, regional and state unemployment rates were generally lower, with 39 states and the District of Columbia recording unemployment rate decreases, 5 states reporting increases and 6 states reporting no change.

Sales to the Clinical market, which includes pain management and drug rehabilitation, increased in the first half of 2010. The Clinical Laboratory Improvement Amendments (CLIA) of 1988 established quality standards for laboratory testing to ensure the accuracy, reliability and timeliness of patient test results regardless of where the test was performed. As a result, those using CLIA waived tests are not subject to the more stringent and expensive requirements of moderate or high complexity laboratories. Our Rapid TOX® product line is CLIA waived and currently is the only product that includes a CLIA waived assay for Burprenorphine. Burprenorphine is used to treat certain types of drug dependency, including opioid addiction, as well as being used in pain management. Rehabilitation centers and physicians specializing in pain management need a quality DOA testing kit to assist them in monitoring patient usage to ensure the narcotics are being used as prescribed and to identify possible medication usage from other sources that can complicate a patient’s plan of treatment.

International sales also improved in the six months ended June 30, 2010 when compared to the six months ended June 30, 2009. The improvement in international sales primarily results from increased sales to Latin America.

Contract manufacturing sales improved in the six months ended June 30, 2010 when compared to the six months ended June 30, 2009. Contract manufacturing sales for the six months ended June 30, 2010 totaled $189,000, compared to $132,000 in the six months ended June 30, 2009. This improvement is a result of increased contract manufacturing of a testing product for RSV (Respiratory Syncytial Virus; the most common cause of lower respiratory tract infections in children worldwide), and a product for fetal amniotic membrane rupture.

The improvements in sales discussed above were partially offset by decreased sales in our Government market in the first half of 2010. Sales in our Government market continue to be negatively impacted as government entities decrease purchasing levels in attempts to close deficits in their budgets, resulting in decreased buying under the contracts we currently hold. At the same time, we continue to face price pressures from foreign manufacturers, which make it more difficult to secure new government contracts.

We will continue to focus our sales efforts on national accounts, non-government direct sales and contract manufacturing, while striving to reduce manufacturing costs. Reduction in manufacturing costs could enable us to be more cost competitive in the Government market, which is extremely price sensitive. To that end, we now offer the Rapid TOX Cup® II; certain raw material costs associated with the Rapid TOX Cup II are lower, which means we can offer the Rapid TOX Cup II at a reduced cost to our customers. We remain hopeful that we may be able to mitigate the negative impact of foreign price pressures and decreased budgets with the Rapid TOX Cup II. We have obtained a number of new accounts in the Government market as a result of offering the Rapid TOX Cup II, however, we continue to experience declines in this market as current contracts are reduced by budget cuts, and in some cases, we have been unable to retain contracts due to price competition with competitors who manufacture their products in foreign countries.

COST OF GOODS SOLD/GROSS PROFIT: Cost of goods sold for the six months ended June 30, 2010 was 56.6% of net sales, compared to 59.0% of net sales for the six months ended June 30, 2009. This improvement results from increased product manufacturing efficiencies and a shift in sales mix from lower margin products to sales of higher margin products. We continue to evaluate our production personnel levels as well as our product manufacturing levels to ensure they are adequate to meet current and anticipated sales demands. Gross profit for the first half of 2010 also improved when compared to the first half of 2009, as a result of improved cost of goods, and as sales to our Government market (typically lower margin sales) decline, and sales to national accounts and other non-government accounts (typically higher margin sales) increase.

OPERATING EXPENSES: Operating expenses decreased 1.6% for the six months ended June 30, 2010, compared to the six months ended June 30, 2009. Since we implemented cost-cutting initiatives in the year ended December 31, 2009 (in response to the unprecedented downturn of the economy), we continuously assess our operating expenses to ensure they are adequate to: elicit growth, support sales levels and address market trends and customer needs. In the first half of 2010, research and development expense increased slightly, and selling and marketing expense decreased, while general and administrative expenses remained relatively unchanged; more specifically:

Research and Development (“R&D”) expense

R&D expense for the six months ended June 30, 2010 increased 3.8%, compared to the six months ended June 30, 2009. This increase is primarily a result of increases in FDA (U.S. Food and Drug Administration) compliance costs, offset by reductions in salary and employee related benefits and consulting fees. The increase in FDA compliance costs stems from the Company’s efforts to respond to and address a warning letter received from the FDA in July 2009 (see Item 1A; Risk Factors). Our R&D department continues to focus their efforts on the enhancement of current products, development of new product platforms and exploration of contract manufacturing opportunities.

Selling and Marketing expense

Selling and marketing expense for the six months ended June 30, 2010 decreased 4.6%, compared to the six months ended June 30, 2009. This decrease primarily results from reductions in sales salaries due to decreased personnel and adjustments in base salaries, postage and marketing salaries, partially offset by increases in sales employment taxes and sales commissions (as a result of increased sales). In the six months ended June 30, 2010, we continued to promote our products through selected advertising, participation at high profile trade shows and other marketing activities. Our direct sales force continued to focus their selling efforts in our target markets, which include, but are not limited to, Workplace and Government. Our direct sales team continues to focus more efforts on the Clinical market, as a result of the receipt of our CLIA waiver for our Rapid TOX product line. As discussed above, we have seen some positive impact on our sales in the Clinical market, primarily through physicians and pain management clinics, as a result of these efforts.

General and Administrative (“G&A”) expense

G&A expense for the six months ended June 30, 2010 remained relatively unchanged, compared to the six months ended June 30, 2009. Reductions in investor relations expense, consulting fees, accounting fees and legal fees were offset by increases in shipping supplies, general and administrative salaries and benefits, patent and license costs, repairs and maintenance costs and bank service fees. Included in G&A expense in the six months ended June 30, 2010 is $13,000 in share-based payment related to the issuance of two stock option grants in the third quarter of 2009 (see Part I, Item 1, Note E); this expense did not occur in the six months ended June 30, 2009.

Results of operations for the three months ended June 30, 2010 compared to the three months ended June 30, 2009

NET SALES: Net sales for the three months ended June 30, 2010 increased 11.3%, compared to net sales for the three months ended June 30, 2009. National accounts and other non-government direct sales increased in the second quarter of 2010, compared to the second quarter of 2009 (although sales are still depressed from pre-recession levels of 2008). We believe this improvement is a result of positive movement in our Workplace market as unemployment rates improve in many areas throughout the country, although according to published reports, much of the country has yet to improve. According to the Bureau of Labor Statistics report dated June 2010, regional and state unemployment rates were generally lower, with 39 states and the District of Columbia recording unemployment rate decreases, 5 states reporting increases and 6 states reporting no change.

Sales to the Clinical market, which includes pain management and drug rehabilitation, increased in the second quarter of 2010. Our Rapid TOX product line is CLIA waived and presently is the only product that includes a CLIA waived assay for Burprenorphine. Rehabilitation centers and physicians specializing in pain management need a quality DOA testing kit to assist them in monitoring patient usage to ensure the narcotics are being used as prescribed and to identify possible medication usage from other sources that can complicate a patient’s plan of treatment.

International sales also improved in the second quarter of 2010, compared to the second quarter of 2009. The improvement in international sales primarily results from increased sales to Latin America.

Contract manufacturing sales improved in the second quarter of 2010, compared to the second quarter of 2009. Contract manufacturing sales for the three months ended June 30, 2010 totaled $70,000, compared to $38,000 in the three months ended June 30, 2009. This improvement is a result of increased contract manufacturing of testing products for RSV and fetal amniotic membrane rupture.

The improvements in sales discussed above were partially offset by decreased sales in our Government market in the second quarter of 2010. Sales in our Government market continue to be negatively impacted as government entities decrease purchasing levels in attempts to close deficits in their budgets, resulting in decreased buying under the contracts we currently hold. At the same time, we continue to face price pressures from foreign manufacturers, which make it more difficult to secure new government contracts.

COST OF GOODS/GROSS PROFIT:

Cost of goods sold for the three months ended June 30, 2010 was 53.3% of net sales, compared to 58.8% for the three months ended June 30, 2009. This improvement results from increased product manufacturing efficiencies and a shift in sales mix from lower margin products to sales of higher margin products. We continue to evaluate our production personnel levels as well as our product manufacturing levels to ensure they are adequate to meet current and anticipated sales demands. Gross profit for the second quarter of 2010 also improved, compared to the second quarter of 2009, as a result of improved cost of goods, and as sales to our Government market (typically lower margin sales) decline, and sales to national account and other non-government accounts (typically higher margin sales) increase.

OPERATING EXPENSES:

Operating expenses decreased 6.6% for the three months ended June 30, 2010, compared to the three months ended June 30, 2009. Since we implemented cost-cutting initiatives in the year ended December 31, 2009 (in response to the unprecedented downturn of the economy), we continuously assess our operating expenses to ensure they are adequate to: elicit growth, support sales levels and address market trends and customer needs. In the second quarter of 2010, research and development expense increased slightly, while selling and marketing expense and general and administrative expense decreased; more specifically:

Research and Development (“R&D”) expense

R&D expense for the three months ended June 30, 2010 increased 7.5%, compared to the three months ended June 30, 2009. This increase is primarily a result of increases in FDA compliance costs, offset by reductions in salary and employee related benefits and consulting fees. The increase in FDA compliance costs stems from the Company’s efforts to respond to and address a warning letter received from the FDA in July 2009 (see Item 1A; Risk Factors). Our R&D department continues to focus their efforts on the enhancement of current products, development of new product platforms and exploration of contract manufacturing opportunities.

Selling and Marketing expense

Selling and marketing expense for the three months ended June 30, 2010 decreased 6.6%, compared to the three months ended June 30, 2009. This decrease primarily results from reductions in postage, marketing salaries and advertising expense, partially offset by increases in sales employee taxes and trade show related expenses. In the three months ended June 30, 2010, we continued to promote our products through selected advertising, participation at high profile trade shows and other marketing activities. Our direct sales force continued to focus their selling efforts in our target markets, which include, but are not limited to, Workplace and Government. Our direct sales team continues to focus more efforts on the Clinical market, as a result of the receipt of our CLIA waiver for our Rapid TOX product line. As discussed above, we have seen some positive impact on our sales in the Clinical market, primarily through physicians and pain management clinics, as a result of these efforts.

General and Administrative (“G&A”) expense

G&A expense for the three months ended June 30, 2010 decreased 8.8%, compared to the three months ended June 30, 2009. Reductions in investor relations expense, consulting fees, legal fees and outside service fees were partially offset by increases in shipping supplies, general and administrative salaries and benefits and repairs and maintenance costs. Included in G&A expense in the three months ended June 30, 2010 is $7,000 in share-based payment related to the issuance of two stock option grants in the third quarter of 2009 (see Part I, Item 1, Note E); this expense did not occur in the three months ended June 30, 2009.

Liquidity and Capital Resources as of June 30, 2010

Our cash requirements depend on numerous factors, including product development activities, sales and marketing efforts, market acceptance of new products, and effective management of inventory and production personnel and output levels in response to sales forecasts. We expect to devote substantial capital resources to continue product development and/or enhancement, refine manufacturing efficiencies and support direct sales efforts. We will examine other growth opportunities including strategic alliances, and expect such activities will be funded from existing cash and cash equivalents, issuance of additional equity or debt securities or additional borrowings subject to market and other conditions. Our financial statements for the year ended December 31, 2009 were prepared assuming we will continue as a going concern. As of the date of this report, our current cash balances, together with cash generated from future operations and amounts available under current credit facilities may not be sufficient to fund operations for the next 12 months if sales levels do not continue to improve or if sales levels start to decline. If cash generated from operations is not sufficient to satisfy our working capital and capital expenditure requirements, we will be required to sell additional equity or obtain additional credit facilities. There is no assurance that such financing will be available or that we will be able to complete financing on satisfactory terms, if at all.

As of June 30, 2010, we had a Mortgage Consolidation Loan with First Niagara and a Line of Credit with Rosenthal. (See Part 1, Item 1, Note D).

Working capital

Our working capital decreased $783,000 at June 30, 2010, when compared to working capital at December 31, 2009. At December 31, 2009, our Mortgage Consolidation Loan with First Niagara was classified as a long-term liability. In the first quarter of 2010, we reclassified our Mortgage Consolidation Loan with First Niagara from long-term to short-term, as the maturity date of the Mortgage Consolidation Loan is January 2011. The balance of the Mortgage Consolidation Loan was $907,000 at June 30, 2010 and $953,000 at December 31, 2009. (See Part I, Item 1, Note D).

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

Dividends

We have never paid any dividends on our common shares and anticipate that all future earnings, if any, will be retained for use in our business, and therefore, we do not anticipate paying any cash dividends.

Cash Flows

Increases in prepaid expenses and other current assets and accounts receivable and decreases in accrued expenses, offset by decreases in inventory and increases in accounts payable and wages payable resulted in cash used in operating activities of $121,000 for the six months ended June 30, 2010. The primary use of cash in the six months ended June 30, 2010 and June 30, 2009 was funding of operations.

Net cash used in investing activities in the six months ended June 30, 2010 and June 30, 2009 was for investment in property, plant and equipment.

Net cash provided by financing activities in the six months ended June 30, 2010 and June 30, 2009 consisted of net proceeds from our line of credit, offset by payments on debt financing. Net proceeds from the line of credit for the six months ended June 30, 2010 was $223,000, compared to $143,000 during the six months ended June 30, 2009.

In the six months ended June 30, 2010, our loan availability under the Rosenthal Line of Credit was greater than the loan availability under the prior line of credit with First Niagara in the six months ended June 30, 2009, and we used this increased loan availability to fund operations. Our balance on the Rosenthal Line of Credit was $483,000 as of June 30, 2010 with additional loan availability of $439,000; for a total loan availability of $922,000 as of June 30, 2010. As our receivables increase under the Rosenthal Line of Credit, we are required to drawdown more frequently on the Rosenthal Line of Credit to fund operations.

At June 30, 2010, we had cash and cash equivalents of $79,000.

Outlook

Our primary short-term working capital needs relate to sales efforts in the DOA testing market that will yield high volume sales, refining manufacturing and production capabilities and establishing adequate inventory levels to support expected sales, while continuing support of research and development activities. We believe that our current infrastructure is sufficient to support our business; however, if at some point in the future we experience renewed growth in sales, we may be required to increase our infrastructure to support sales. It is also possible that additional investments in research and development, and increased expenditures in selling and marketing and general and administrative may be necessary in the future to: develop new products, enhance current products to meet the changing needs of the point of collection DOA testing market, grow contract manufacturing operations, promote our products in our markets and institute changes that may be necessary to comply with various public company reporting requirements, as well as FDA requirements related to the marketing and use of our products. We have taken measures to attempt to control the rate of increase of these costs to be consistent with any sales growth rate we may experience in the near future.

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

We are dependent on the expertise and experience of our senior management for our future success. The loss of a member of senior management could negatively impact our business and results of operations. On July 28, 2010, we terminated the employment of one member of our senior management, our Executive Vice President & Chief Science Officer. This officer had been employed pursuant to an employment agreement, which contained non-compete provisions. The employment agreement expired on May 31, 2010, and was not renewed. As of the date of this report, we have not appointed anyone to fill the vacancy created by this termination. There can be no assurance that we will be able to recruit a qualified replacement to fill this vacancy. Although we retain a number of qualified and skilled employees in our research and development / bulk manufacturing facility in New Jersey (the facility at which this position is based), if we were unable to fill this vacancy, the operations and production levels of our facility in New Jersey could be negatively affected.

We have employment agreements in place with current members of our senior management. There can be no assurance that any of our senior management will continue their employment. We maintain key man insurance for our Chief Executive Officer Stan Cipkowski.

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

On August 18, 2009 we responded to the FDA warning letter received in July 2009, setting forth our belief that FDA clearance was not required in non-clinical markets; such belief is based upon legal advice from our FDA counsel. On October 27, 2009, we received another letter from the FDA (“October 2009 Letter”), which stated that they did not agree with our interpretation of certain FDA regulations. We responded to the October 2009 Letter on December 8, 2009. After additional communications with the FDA, both directly and through our FDA counsel, in March 2010, we elected to file a pre-IDE marketing submission in an effort to obtain FDA 510(k) marketing clearance, although we continue to maintain that 510(k) is not required to market our oral fluid point of collection drug tests in the Workplace market. A pre-IDE marketing submission is a process that allows us to provide the FDA with the design of our clinical protocol for studies that will be used to support our 510(k) submission. The FDA responded to our pre-IDE marketing submission, and as of the date of this report, we are taking the necessary actions that will enable us to submit a 510(k) marketing clearance application to the FDA, and any additional actions that may be required to address the jurisdictional question raised by our FDA counsel.

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

We may incur significant legal, accounting and other expenses as a result of our required compliance with certain regulations. More specifically, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), as well as rules subsequently implemented by the SEC, impose various requirements on public companies. Our management and other personnel must devote a substantial amount of time to these compliance requirements. Moreover, these rules and regulations have increased our legal and financial compliance costs and make some activities more time-consuming and costly.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, beginning with our year ended December 31, 2007, management was required to perform system and process evaluation and testing of the effectiveness of our internal controls over financial reporting, as required by Section 404(a) of the Sarbanes-Oxley Act. Section 404(b) of the Sarbanes-Oxley Act required companies to obtain auditor’s attestation related to their assessment of the effectiveness of our internal controls over financial reporting. The compliance deadline for smaller reporting companies to comply with Section 404(b) had been extended by the SEC to annual reports covering fiscal years ended on or after June 15, 2010, or in our case for our annual report covering our year ended December 31, 2010.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Wall Street Reform Act”). Section 989G of the Wall Street Reform Act expressly exempts issuers that are neither “large accelerated filers” nor “accelerated filers” (which includes smaller reporting companies) from the requirement contained in Section 404(b) of the Sarbanes Oxley Act to provide an auditor attestation of internal control over financial reporting.

Although we are no longer required to comply with Section 404(b), we remain subject to Section 404(a) (that is, management’s report on our internal controls over financial reporting). Our testing may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. As a result, our compliance with Section 404(a) may require that we incur substantial accounting expense and expend significant management efforts. We do not have an internal audit group, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge to ensure compliance with these regulations and/or to correct such material weaknesses. If we are not able to comply with the requirements of Section 404(a), or if we identify deficiencies in our internal controls over financial reporting, the market price of our common shares could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

Dated: August 12, 2010