Form 10-Q
period 2010-09-30
AMERICAN BIO MEDICA CORP
filed 2010-11-15
CIK 896747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended September 30, 2010

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

21,744,768 Common Shares as of November 15, 2010

American Bio Medica Corporation

Index to Quarterly Report on Form 10-Q
For the quarter ended September 30, 2010

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

American Bio Medica Corporation
Balance Sheets

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$66,000	$35,000
Accounts receivable, net of allowance for doubtful accounts of $76,000 at September 30, 2010 and $67,000 at December 31, 2009	1,254,000	816,000
Inventory, net of allowance for slow moving and obsolete inventory of $223,000 at September 30, 2010 and $271,000 at December 31, 2009	3,751,000	4,315,000
Prepaid expenses and other current assets	186,000	101,000
Total current assets	5,257,000	5,267,000

Property, plant and equipment, net	1,462,000	1,624,000
Debt issuance costs, net	83,000	118,000
Other assets	30,000	31,000
Total assets	$6,832,000	$7,040,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$589,000	$678,000
Accrued expenses and other current liabilities	321,000	506,000
Wages payable	252,000	215,000
Line of credit	749,000	260,000
Current portion of long-term debt	883,000	107,000
Current portion of unearned grant	10,000	10,000
Total current liabilities	2,804,000	1,776,000

Other liabilities	138,000	136,000
Long-term debt	753,000	1,606,000
Related party note	124,000	124,000
Unearned grant	20,000	20,000
Total liabilities	3,839,000	3,662,000

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Preferred stock; par value $.01 per share; 5,000,000 shares authorized, none issued and outstanding at September 30, 2010 and December 31, 2009
Common stock; par value $.01 per share; 50,000,000 shares authorized; 21,744,768 issued and outstanding at September 30, 2010 and December 31, 2009	217,000	217,000
Additional paid-in capital	19,323,000	19,299,000
Accumulated deficit	(16,547,000)	(16,138,000)

Total stockholders’ equity	2,993,000	3,378,000

Total liabilities and stockholders’ equity	$6,832,000	$7,040,000

The accompanying notes are an integral part of the financial statements

American Bio Medica Corporation
Statements of Operations
(Unaudited)

	For The Nine Months Ended
	September 30,
	2010	2009

Net sales	$8,082,000	$7,563,000

Cost of goods sold	4,793,000	4,463,000

Gross profit	3,289,000	3,100,000

Operating expenses:
Research and development	244,000	316,000
Selling and marketing	1,532,000	1,587,000
General and administrative	1,757,000	1,755,000
	3,533,000	3,658,000

Operating loss	(244,000)	(558,000)

Other income / (expense):
Interest income		1,000
Interest expense	(160,000)	(152,000)
Other expense		(3,000)
	(160,000)	(154,000)

Net loss before tax	(404,000)	(712,000)

Income tax expense	(4,000)

Net loss	$(408,000)	$(712,000)

Basic and diluted loss per common share	$(0.02)	$(0.03)

Weighted average number of shares outstanding – basic & diluted	21,744,768	21,744,768

The accompanying notes are an integral part of the financial statements

American Bio Medica Corporation
Statements of Operations
(Unaudited)

	For The Three Months Ended
	September 30,
	2010	2009

Net sales	$2,530,000	$2,501,000

Cost of goods sold	1,653,000	1,476,000

Gross profit	877,000	1,025,000

Operating expenses:
Research and development	28,000	108,000
Selling and marketing	511,000	517,000
General and administrative	585,000	584,000
	1,124,000	1,209,000

Operating loss	(247,000)	(184,000)

Other expense:
Interest expense	(52,000)	(56,000)
Loss on disposal of fixed assets		(1,000)
	(52,000)	(57,000)

Net loss before tax	(299,000)	(241,000)

Income tax expense	(1,000)

Net loss	$(300,000)	$(241,000)

Basic and diluted loss per common share	$(0.01)	$(0.01)

Weighted average number of shares outstanding – basic & diluted	21,744,768	21,744,768

The accompanying notes are an integral part of the financial statements

American Bio Medica Corporation
Statements of Cash Flows
(Unaudited)

	For The Nine Months Ended
	September 30,
	2010		2009
Cash flows from operating activities:
Net loss		$(408,000)	$(712,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation		220,000	255,000
Loss on disposal of property, plant and equipment			3,000
Amortization of debt issuance costs		53,000	28,000
Provision for bad debts		19,000
Provision for slow moving and obsolete inventory		(48,000)
Share-based payment expense		23,000	8,000
Changes in:
Accounts receivable		(457,000)	165,000
Inventory		612,000	1,148,000
Prepaid expenses and other current assets		(103,000)	(48,000)
Other assets		1,000	16,000
Accounts payable		(89,000)	(631,000)
Accrued expenses and other current liabilities		(185,000)	(251,000)
Wages payable		37,000	39,000
Other liabilities		2,000	(23,000)
Net cash used in operating activities		(323,000)	(3,000)

Cash flows from investing activities:
Purchase of property, plant and equipment		(57,000)	(28,000)
Net cash used in investing activities		(57,000)	(28,000)

Cash flows from financing activities:
Payments on debt financing		(77,000)	(96,000)
Debt issuance costs			(41,000)
Net proceeds from line of credit		488,000	148,000
Net cash provided by financing activities		411,000	11,000

Net increase / (decrease) in cash and cash equivalents		31,000	(20,000)
Cash and cash equivalents - beginning of period		35,000	201,000

Cash and cash equivalents - end of period		$66,000	$181,000

Supplemental disclosures of cash flow information
Cash paid during period for interest		$179,000	$171,000
Related party note issued in lieu of accounts payable	$		$124,000

The accompanying notes are an integral part of the financial statements

Notes to financial statements (unaudited)

September 30, 2010

Note A - Basis of Reporting

The accompanying unaudited interim financial statements of American Bio Medica Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. Accordingly, these unaudited interim financial statements do not include all information and footnotes required by U.S. GAAP for complete financial statement presentation. These unaudited interim financial statements should be read in conjunction with our audited financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2009. In the opinion of management, the interim financial statements include all normal, recurring adjustments, which are considered necessary for a fair presentation of the financial position of the Company at September 30, 2010, and the results of its operations for the three and nine month periods ended September 30, 2010 and September 30, 2009, and cash flows for the nine month periods ended September 30, 2010 and September 30, 2009.

Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of results that may be expected for the year ending December 31, 2010. Amounts at December 31, 2009 are derived from our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.

During the nine months ended September 30, 2010, there were no significant changes to our critical accounting policies, which are included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

These unaudited interim financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. Our independent registered public accounting firm's report on the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009, contained an explanatory paragraph regarding our ability to continue as a going concern. As of the date of this report, our current cash balances, together with cash generated from future operations and amounts available under current credit facilities may not be sufficient to fund operations for the next 12 months if sales levels do not improve. If cash generated from operations is not sufficient to satisfy our working capital and capital expenditure requirements, we will be required to sell additional equity or obtain additional credit facilities. There is no assurance that such financing will be available or that we will be able to complete financing on satisfactory terms, if at all.

Recently Adopted Accounting Standards

There were no new standards adopted that are expected to have a material impact on our interim financial statements.

Note B – Net Loss Per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted average number of outstanding common shares during the period. Diluted net loss per common share includes the weighted average dilutive effect of stock options and warrants. Potential common shares outstanding as of September 30, 2010 and 2009:

	September 30, 2010	September 30, 2009
Warrants	75,000	75,000
Options	2,826,580	3,802,080

The number of securities not included in the diluted net loss per common share for the three and nine months ended September 30, 2010 and September 30, 2009 (because the effect would have been anti-dilutive) were 2,901,580 and 3,877,080, respectively.

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

Note D – Line of Credit and Debt

Rosenthal and Rosenthal, Inc. (“Rosenthal”) Line of Credit

On July 1, 2009, we entered into a Financing Agreement (the “Financing Agreement”) with Rosenthal to refinance a line of credit held by First Niagara Bank (“First Niagara”). Under the Financing Agreement, Rosenthal agreed to provide the Company with up to $1,500,000 under a revolving secured line of credit (“Rosenthal Line of Credit”). The Rosenthal Line of Credit is collateralized by a first security interest in all of the Company’s receivables, inventory, and intellectual property, and a second security interest in our machinery and equipment, leases, leasehold improvements, furniture and fixtures. The maximum availability of $1,500,000 is subject to an availability formula based on certain percentages of accounts receivable and inventory, and elements of the availability formula are subject to periodic review and revision by Rosenthal. Under the Financing Agreement, we pay certain administrative fees and interest is payable monthly. Interest is charged at variable rates, with minimum monthly interest of $4,000. So long as any obligations are due under the Rosenthal Line of Credit, we must maintain working capital of not less than $2,000,000 and tangible net worth, as defined by the Financing Agreement, of not less than $4,000,000 at the end of each fiscal quarter. Under the Financing Agreement, tangible net worth is defined as (a) the aggregate amount of all Company assets (in accordance with U.S. GAAP), excluding such other assets as are properly classified as intangible assets under U.S. GAAP, less (b) the aggregate amount of liabilities (excluding liabilities that are subordinate to Rosenthal). As of September 30, 2010, we were not in compliance with the tangible net worth requirement, but Rosenthal has waived the tangible net worth requirement for the quarter ended September 30, 2010. Failure to comply with these working capital and tangible net worth requirements in the future could constitute an event of default and all amounts outstanding, at Rosenthal’s option, could be immediately due and payable without notice or demand. Upon the occurrence of any such default, in addition to other remedies provided under the Financing Agreement, we could be required to pay to Rosenthal a charge at the rate of the Over-Advance Rate plus 3% per annum on the outstanding balance from the date of default until the date of full payment of all amounts to Rosenthal. However, in no event could the default rate exceed the maximum rate permitted by law. The Rosenthal Line of Credit is payable on demand and Rosenthal may terminate the Financing Agreement at any time by giving the Company 45 days advance written notice.

The amount outstanding on the Rosenthal Line of Credit was $749,000 at September 30, 2010 and $260,000 at December 31, 2009. Additional loan availability as of September 30, 2010 was $336,000, for a total loan availability of $1,085,000 as of September 30, 2010. We incurred $41,000 in costs related to this refinancing, and these costs are being amortized over the term of the Rosenthal Line of Credit. For the nine months ended September 30, 2010, we have amortized $11,000 in costs. We have amortized $4,000 in costs for the three months ended September 30, 2010 and September 30, 2009, and for the nine months ended September 30, 2009. We use the Rosenthal Line of Credit for working capital.

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

The annual interest rate of the Mortgage Consolidation Loan is fixed at 8.75%. The monthly payment of principal and interest is $16,125. We have incurred approximately $28,000 in costs associated with this refinancing, which are included in prepaid expenses and other current assets, and will be amortized over the term of the Mortgage Consolidation Loan. For the three and nine months ended September 30, 2010, we have amortized $6,000 and $18,000 of expense, respectively. The balance of the Mortgage Consolidation Loan was $879,000 at September 30, 2010 and $953,000 at December 31, 2009.

Copier Leases

On May 8, 2007, we purchased a copier through an equipment lease with RICOH in the amount of $17,000. The term of the lease is five (5) years with an interest rate of 14.11%. The amount outstanding on this lease was $7,000 at September 30, 2010 and $10,000 at December 31, 2009.

Debenture Financing

In August 2008, we completed an offering of Series A Debentures and received gross proceeds of $750,000. The net proceeds of the offering of Series A Debentures were $631,000 after $54,000 of placement agent fees and expenses, legal and accounting fees of $63,000 and $2,000 of state filing fees. The Series A Debentures accrue interest at a rate of 10% per annum (payable by the Company semi-annually) and mature on August 1, 2012. As placement agent, Cantone Research, Inc. (“Cantone”) received a Placement Agent fee of $52,500, or 7% of the gross principal amount of Series A Debentures sold. In addition, we issued Cantone a four-year warrant to purchase 30,450 shares of the Company’s common stock at an exercise price of $0.37 per share (the closing price of the Company’s common shares on the date of closing) and a four-year warrant to purchase 44,550 shares of the Company’s common stock at an exercise price of $0.40 per share (the closing price of the Company’s common stock on the Series A Debentures Completion Date). All warrants issued to Cantone were immediately exercisable upon issuance. We incurred $131,000 in expenses related to the offering, including $12,000 in expense related to warrants issued to Cantone. We amortized $24,000 of expense related to these debt issuance costs in both the nine months ended September 30, 2010 and in the nine months ended September 30, 2009. We amortized $8,000 of expense related to these debt issuance costs in both the three months ended September 30, 2010 and September 30, 2009. We have also accrued interest expense related to the Series A Debentures of $13,000 at September 30, 2010 and $31,000 at December 31, 2009.

Note E – Stock Option Grants

As a condition to the Financing Agreement with Rosenthal, our Chief Executive Officer, Stan Cipkowski  (“Cipkowski”) was required to execute a Validity Guarantee (the “Validity Guarantee”) that includes representations and warranties with respect to the validity of our receivables and guarantees the accuracy of our reporting related to our receivables and inventory to Rosenthal. The Validity Guarantee places Cipkowski’s personal assets at risk in the event of a breach of such representations, warranties and guarantees. As part of the compensation for his execution of the Validity Guarantee, on July 1, 2009, Cipkowski was awarded an option grant representing 500,000 common shares of the Company under our Fiscal 2001 Stock Option Plan (the “2001 Plan”), at an exercise price of $0.20, the closing price of the Company’s common shares on the date of the grant. The option grant vests over 3 years in equal installments, and the first 33% of the grant vested on July 1, 2010. In accordance with the provisions of ASC Topic 718, “Accounting for Stock Options and Other Stock Based Compensation”, previously referred to as SFAS 123(R), we will recognize $78,000 in share-based payment expense amortized over the required service period of 3 years. We recognized $20,000 in share-based payment expense for this grant in the nine months ended September 30, 2010. We recognized $7,000 in share-based payment expense for this grant in the nine months ended September 30, 2009 and in both the three months ended September 30, 2010 and September 30, 2009. As of September 30, 2010 there was $46,000 in unrecognized expense with 21 months remaining.

As another condition to the Financing Agreement with Rosenthal, our President and Chairman of the Board, Edmund M. Jaskiewicz (“Jaskiewicz”) was required to execute an Agreement of Subordination and Assignment (“Subordination Agreement”) related to $124,000 owed to Jaskiewicz by the Company as of June 29, 2009 (the “Jaskiewicz Debt”). Under the Subordination Agreement, the Jaskiewicz Debt is not payable, is junior in right to the Rosenthal Line of Credit and no payment may be accepted or retained by Jaskiewicz unless and until we have paid and satisfied in full any obligations to Rosenthal. Furthermore, the Jaskiewicz Debt was assigned and transferred to Rosenthal as collateral for the Rosenthal Line of Credit.

As compensation for his execution of the Subordination Agreement, on July 1, 2009 Jaskiewicz was awarded an option grant representing 50,000 common shares of the Company under our Fiscal 2001 Stock Option Plan (the “Fiscal 2001 Plan”), at an exercise price of $0.20, the closing price of the Company’s common shares on the date of the grant. The option grant was immediately exercisable. In accordance with ASC Topic 718, “Accounting for Stock Options and Other Stock Based Compensation”, previously referred to as SFAS 123(R), (“ASC Topic 718”), we recognized $8,000 during the year ended December 31, 2009 in share-based payment expense related to the grant of Jaskiewicz’s options upon issuance of the grant.

Furthermore, upon the 2nd and 3rd anniversary of the original stock option grant, Jaskiewicz is to be awarded additional option grants of 50,000 each (“Additional Grants”). The exercise prices of the Additional Grants will be the closing price of the Company’s common shares on the date of each grant, and the Additional Grants will be immediately exercisable. The Additional Grants shall only be awarded if the Jaskiewicz Debt, or any remaining portion thereof, has not been repaid. If the Jaskiewicz Debt has been repaid in full, no Additional Grants will be issued. On July 1, 2010, Jaskiewicz was awarded an option grant representing 50,000 common shares of the Company under our Fiscal 2001 Plan, at an exercise price of $0.07, the closing price of the Company’s common shares on the date of the grant. The option grant is immediately exercisable. In accordance with ASC Topic 718, upon issuance of the grant in the three and nine months ended September 30, 2010, we recognized $3,000 in share-based payment expense related to this second option grant to Jaskiewicz.

Note F – Subsequent Event

On October 16, 2010, we voluntarily and temporarily suspended selling and marketing of our point of collection oral fluid drugs of abuse products in the Workplace market. This decision was made in response to communications and interactions with the FDA over the course of the last several months related to the warning letter we received from the FDA in July 2009 which alleges we are marketing our point of collection oral fluid drug test, OralStat, in workplace settings without marketing clearance or approval (see Current Report on Form 8-K filed with the United States Securities and Exchange Commission (“SEC”) on August 5, 2009). It has been our belief (based on advice from legal counsel) that marketing clearance from the FDA is not required to sell our drug tests in non-clinical (i.e. non-medical) markets (such as Workplace and criminal justice/law enforcement), but is required to sell our products in the clinical and over-the-counter (consumer) markets. We do not sell our oral fluid drug tests in clinical or over-the-counter (consumer) markets. In addition, there are many other oral fluid point of collection drug tests currently being sold in the Workplace market by our competitors, none of which have received FDA marketing clearance. Our point of collection oral fluid drug tests currently account for approximately 20% of our sales, and a material portion of these sales are to the Workplace market; if we continue to be unable to market and sell our point of collection oral fluid drug tests in the Workplace market, this will negatively impact our revenues. We continue to take the necessary actions that will enable the Company to submit a marketing clearance application to the FDA, and/or any additional actions that may be required to address the jurisdictional question raised by ABMC counsel.

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

Overview

During the nine months ended September 30, 2010, our business continued to be impacted by global economic conditions. However, sales began to improve in the first quarter of 2010, and this improvement continued into the second quarter and third quarter of 2010; although improvement in the third quarter of 2010 was minimal. We are encouraged by this improvement, but given the limited improvement in sales in the third quarter of 2010, we continue to believe it will be some time before significant economic growth occurs allowing employment rates and government budgets to return to pre-recession levels, allowing the Company to sustain consistent sales improvement. In addition, it is possible that we will see a negative impact on our sales as a result of our temporary and voluntarily cessation of marketing and selling our oral fluid drug tests in the Workplace market (see Risk Factor related to regulatory framework). The degree of impact is not yet known, as the degree of impact is dependent on a number of factors, one of which is the length of time in which we do not market or sell our oral fluid products in the Workplace market.

During the nine months ended September 30, 2010, we sustained a net loss of $408,000 from net sales of $8,082,000. We had net cash used in operating activities of $323,000 for the nine months ended September 30, 2010. In response to the state of the global economy, we implemented cost-cutting measures to reduce operating expenses; these efforts, coupled with the improvement in sales, enabled us to reach profitability in the second quarter of 2010 and reduce our operating loss in the third quarter of 2010. We expect to continue our efforts to reduce or sustain current operating expenses, which would allow us to maintain profitability or minimize losses going forward. However, given the uncertainty of the global economy, there can be no assurance that our sales levels will continue to improve or that we will be able to maintain profitability or minimize losses going forward.

During the nine months ended September 30, 2010, we continued to market and distribute our urine and oral fluid-based point of collection tests for drugs of abuse (“DOA”) and our Rapid Reader® drug screen result and data management system, and we also performed bulk test strip contract manufacturing services for unaffiliated third parties.

Plan of Operations

Our sales strategy continues to focus on direct sales, including but not limited to the pursuit of new national accounts, while identifying new contract manufacturing opportunities. Simultaneously with these efforts, we will continue to focus on the reduction of manufacturing costs and operating expenses, enhancement of our current products and development of new product platforms and configurations to address market trends.

Our continued existence is dependent upon several factors, including our ability to raise revenue levels and reduce costs to generate positive cash flows, and to obtain working capital by selling additional shares of Company common stock and/or securing additional credit facilities, as necessary.

Results of operations for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

NET SALES: Net sales for the nine months ended September 30, 2010 increased 6.9% when compared to net sales for the nine months ended September 30, 2009. National accounts and other non-government direct sales increased in the nine months ended September 30, 2010 when compared to the nine months ended September 30, 2009 (although sales are still depressed from pre-recession levels of 2008). This improvement when comparing the nine-month net sales primarily results from positive movement in the Workplace market due to unemployment rates improving in many areas throughout the country in the second quarter of 2010; however, this same positive movement did not occur throughout the third quarter of 2010. Unemployment rates in the Unites States continue to fluctuate and this, along with the uncertainty of general economic conditions in the United States continues to affect our sales levels in the United States. The Bureau of Labor Statistics (the “Bureau”) report dated September 2010, shows less improvement than previous reports published by the Bureau with 23 states and the District of Columbia recording unemployment rate decreases, 11 states recording increases and 16 states having no rate change. This September report also indicated that the national jobless rate was 9.6% in September 2010; relatively the same as a year earlier (9.8%).

We continue to see improvement in sales to the Clinical market, which includes pain management and drug rehabilitation. The Clinical Laboratory Improvement Amendments (CLIA) of 1988 established quality standards for laboratory testing to ensure the accuracy, reliability and timeliness of patient test results regardless of where the test was performed. As a result, those using CLIA waived tests are not subject to the more stringent and expensive requirements of moderate or high complexity laboratories. Our Rapid TOX® product line is CLIA waived and currently is the only product that includes a CLIA waived assay for Burprenorphine. Burprenorphine is used to treat certain types of drug dependency, including opioid addiction, as well as being used in pain management. Rehabilitation centers and physicians specializing in pain management need a quality DOA testing kit to assist them in monitoring patient usage to ensure the narcotics are being used as prescribed and to identify possible medication usage from other sources that can complicate a patient’s plan of treatment.

International sales also improved in the nine months ended September 30, 2010 when compared to the nine months ended September 30, 2009. The improvement in international sales primarily results from increased sales to Latin America.

Contract manufacturing sales improved in the nine months ended September 30, 2010 when compared to the nine months ended September 30, 2009. This improvement is a result of increased contract manufacturing of a product for fetal amniotic membrane rupture.

The improvements in sales discussed above were partially offset by decreased sales in our Government market in the nine months ended September 30, 2010 when compared to nine months ended September 30, 2009. Sales in our Government market continue to be negatively impacted as government entities decrease purchasing levels in attempts to close their budget deficits, resulting in decreased buying under the contracts we currently hold. At the same time, we continue to face price pressures from foreign manufacturers, which make it more difficult to secure new government contracts.

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

COST OF GOODS SOLD/GROSS PROFIT: Cost of goods sold was relatively unchanged at 59.3% of net sales for the nine months ended September 30, 2010, compared to 59.0% of net sales for the nine months ended September 30, 2009. Although we saw improvement in cost of goods sold in the three and six months ended June 30, 2010 as a result of increased product manufacturing efficiencies and a shift in sales mix from lower margin products to sales of higher margin products, a one-time inventory disposal of $150,000 in the third quarter of 2010 affected cost of goods sold in the nine months ended September 30, 2010.  Gross profit for the nine months ended September 30, 2010 was also relatively unchanged from gross profit in the nine months ended September 30, 2009.

OPERATING EXPENSES: Operating expenses decreased 3.4% for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009. Cost-cutting measures implemented in the year ended December 31, 2009 remain in effect. In conjunction with these measures, we continuously assess our operating expenses to ensure they are adequate to: elicit growth, support sales levels and address market trends and customer needs. In the nine months ended September 30, 2010, research and development and selling and marketing expenses decreased, while general and administrative expenses were relatively unchanged; more specifically:

Research and Development (“R&D”) expense

R&D expense for the nine months ended September 30, 2010 decreased 22.8%, compared to the nine months ended September 30, 2009. This decrease is a result of reductions in salaries, employee related benefits, consulting costs and supplies, partially offset by an increase in utility costs. Our R&D department continues to focus their efforts on the enhancement of current products, development of new product platforms and exploration of contract manufacturing opportunities.

Selling and Marketing expense

Selling and marketing expense for the nine months ended September 30, 2010 decreased 3.5%, compared to the nine months ended September 30, 2009. Reductions in sales salaries due to decreased personnel and adjustment in base salaries, postage, and marketing expenses were partially offset by increases in sales commissions and sales related travel expense. In the nine months ended September 30, 2010, we continued to promote our products through selected advertising, participation at high profile trade shows and other marketing activities. Our direct sales force continued to focus their selling efforts in our target markets, which include, but are not limited to, Workplace and Government. Our direct sales team continues to focus more efforts on the Clinical market, as a result of the receipt of our CLIA waiver for our Rapid TOX product line. As discussed above, we have seen some positive impact on our sales in the Clinical market, primarily through physicians and pain management clinics, as a result of these efforts.

General and Administrative (“G&A”) expense

G&A expense for the nine months ended September 30, 2010 remained relatively unchanged compared to the nine months ended September 30, 2009. Reductions in investor relations expense, G&A salaries, directors fees and expenses, insurance, accounting fees, and patents and license costs were partially offset by increases in consulting fees (stemming from our efforts to respond to and address a warning letter received from the FDA in July 2009; see Item 11: Risk Factors), repairs and maintenance costs, miscellaneous cost stemming from a vendor related expense, bad debt expense, bank service fees and share-based payment expense (stemming from options grants issued in the third quarter of 2009 and the third quarter of 2010 (see Part I, Item 1, Note E). Share based payment expense totaled $23,000 in the nine months ended September 30, 2010 and $8,000 in the nine months ended September 30, 2009.

Results of operations for the three months ended September 30, 2010 compared to the three months ended September 30, 2009

NET SALES: Net sales for the three months ended September 30, 2010 increased 1.2%, compared to net sales for the three months ended September 30, 2009. National accounts and other non-government direct sales increased in the three months ended September 30, 2010 when compared to the three months ended September 30, 2009 (although sales are still depressed from pre-recession levels of 2008). General economic conditions and uncertainty in the Workplace market due to fluctuating unemployment rates affected sales in the third quarter of 2010. The Bureau of Labor Statistics (the “Bureau”) report dated September 2010, shows less improvement than previous reports published by the Bureau with 23 states and the District of Columbia recording unemployment rate decreases, 11 states recording increases and 16 states having no rate change. This September report also indicated that the national jobless rate was 9.6% in September 2010; relatively the same as a year earlier (9.8%).

When comparing the third quarter of 2010 to the third quarter of 2009, sales to the Clinical market, which includes pain management and drug rehabilitation, increased in the third quarter of 2010. Our Rapid TOX product line is CLIA waived and presently is the only product that includes a CLIA waived assay for Burprenorphine. Rehabilitation centers and physicians specializing in pain management need a quality DOA testing kit to assist them in monitoring patient usage to ensure that narcotics are being used as prescribed and to identify possible medication usage from other sources that can complicate a patient’s plan of treatment.

International sales also improved in the third quarter of 2010, compared to the third quarter of 2009. The improvement in international sales primarily results from increased sales to Latin America.

Contract manufacturing sales improved in the third quarter of 2010, compared to the third quarter of 2009. This improvement is a result of increased contract manufacturing of testing products for fetal amniotic membrane rupture.

Sales in our Government market continue to be impacted as government entities decrease purchasing levels in attempts to close their budget deficits, resulting in decreased buying under the contracts we currently hold. At the same time, we continue to face price pressures from foreign manufacturers, which make it more difficult to secure new government contracts.

COST OF GOODS SOLD/GROSS PROFIT:

Cost of goods sold for the three months ended September 30, 2010 was 65.3% of net sales, compared to 59.0% for the three months ended September 30, 2009. The increase in cost of goods sold stems primarily from a one-time inventory disposal of $150,000 in the third quarter of 2010 that did not occur in the third quarter of 2009. Gross profit for the third quarter of 2010 declined when compared to the third quarter of 2009 as a result of the one-time inventory disposal and minimal sales improvement.

OPERATING EXPENSES:

Operating expenses decreased 7.0% for the three months ended September 30, 2010, compared to the three months ended September 30, 2009. Cost-cutting measures implemented in the year ended December 31, 2009 remain in effect. In conjunction with these measures, we continuously assess our operating expenses to ensure they are adequate to: elicit growth, support sales levels and address market trends and customer needs. In the three months ended September 30, 2010, research and development and selling and marketing expenses decreased, while general and administrative expenses were relatively unchanged; more specifically:

Research and Development (“R&D”) expense

R&D expense for the three months ended September 30, 2010 decreased 74.1%, compared to the three months ended September 30, 2009. This decrease is primarily a result of a reclassification of FDA compliance costs in the third quarter of 2010 from R&D expense to G&A expense, reduced expenses for salaries and related employee benefits, and supply costs, offset by slight increases in utilities and travel costs. Our R&D department continues to focus their efforts on the enhancement of current products, development of new product platforms and exploration of contract manufacturing opportunities.

Selling and Marketing expense

Selling and marketing expense for the three months ended September 30, 2010 decreased 1.2%, compared to the three months ended September 30, 2009. This decrease was primarily a result of reductions in sales salaries (due to reduced personnel and adjustments to base salary), postage and marketing expenses, offset by an increase in commission costs. In the three months ended September 30, 2010, we continued to promote our products through selected advertising, participation at high profile trade shows and other marketing activities. Our direct sales force continued to focus their selling efforts in our target markets, which include, but are not limited to, Workplace and Government. Our direct sales team continues to focus more efforts on the Clinical market, as a result of the receipt of our CLIA waiver for our Rapid TOX product line. As discussed above, we have seen some positive impact on our sales in the Clinical market, primarily through physicians and pain management clinics, as a result of these efforts.

General and Administrative (“G&A”) expense

G&A expense for the three months ended September 30, 2010 remained relatively unchanged compared to the three months ended September 30, 2009. Reductions in investor relations expense, directors fees and expenses, accounting fees and patent and license costs were partially offset by an increase in consulting fees (stemming from our efforts to respond to and address a warning letter received from the FDA in July 2009; see Item 11: Risk Factors) resulting from a reclassification of FDA compliance costs in the third quarter of 2010 from R&D expense to G&A expense, and bank service fees. Included in G&A expense is $9,000 and $8,000 in share-based payment expense in the three months ended September 30, 2010 and September 30, 2009, respectively (see Part I, Item 1, Note E).

Liquidity and Capital Resources as of September 30, 2010

Our cash requirements depend on numerous factors, including product development activities, regulatory and compliance requirements, sales and marketing efforts, market acceptance of new products, and effective management of inventory and production personnel and output levels in response to sales forecasts. We expect to devote substantial capital resources to continue product development and/or enhancement, refine manufacturing efficiencies, support direct sales efforts and take the necessary steps to comply with regulatory requirements. We will continue to examine growth opportunities including strategic alliances, and expect that such activities will be funded from existing cash and cash equivalents, issuance of additional equity or debt securities or additional borrowings subject to market and other conditions. Our financial statements for the year ended December 31, 2009 were prepared assuming we will continue as a going concern. As of the date of this report, our current cash balances, together with cash generated from future operations and amounts available under current credit facilities may not be sufficient to fund operations for the next 12 months if sales levels do not improve. If cash generated from operations is not sufficient to satisfy our working capital and capital expenditure requirements, we will be required to sell additional equity or obtain additional credit facilities. There is no assurance that such financing will be available or that we will be able to complete financing on satisfactory terms, if at all.

As of September 30, 2010, we had a Mortgage Consolidation Loan with First Niagara and a Line of Credit with Rosenthal. As of September 30, 2010, we were not in compliance with the tangible net worth requirement under the Rosenthal Line of Credit, but Rosenthal has waived the tangible net worth requirements for the quarter ended September 30, 2010. (See Part 1, Item 1, Note D).

Working capital

Our working capital decreased $1,038,000 at September 30, 2010, when compared to working capital at December 31, 2009. At December 31, 2009, our Mortgage Consolidation Loan with First Niagara was classified as a long-term liability. In the first quarter of 2010, we reclassified our Mortgage Consolidation Loan with First Niagara from long-term to short-term, as the maturity date of the Mortgage Consolidation Loan is January 2011. The balance of the Mortgage Consolidation Loan was $879,000 at September 30, 2010 and $953,000 at December 31, 2009. (See Part I, Item 1, Note D). We are actively seeking replacement financing for the Mortgage Consolidation Loan.

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

Cash Flows

Increases in prepaid expenses and other current assets and accounts receivable and decreases in accrued expenses and accounts payable, offset by decreases in inventory and increases in wages payable resulted in cash used in operating activities of $323,000 for the nine months ended September 30, 2010. The primary use of cash in the nine months ended September 30, 2010 and September 30, 2009 was funding of operations.

Net cash used in investing activities of $57,000 and $28,000 in the nine months ended September 30, 2010 and September 30, 2009, respectively, was for investment in property, plant and equipment.

Net cash provided by financing activities in the nine months ended September 30, 2010 and September 30, 2009 consisted primarily of net proceeds from our line of credit, offset by payments on debt financing. Financing activities in the nine months ended September 30, 2009 also included debt issuance costs. Net proceeds from the line of credit for the nine months ended September 30, 2010 was $488,000, compared to $148,000 during the nine months ended September 30, 2009. Net cash provided by financing activities was $411,000 in the nine months ended September 30, 2010, and $11,000 in the nine months ended September 30, 2009.

In the nine months ended September 30, 2010, our loan availability under the Rosenthal Line of Credit, which was not in place until the third quarter of 2009, was greater than the loan availability under the prior line of credit with First Niagara in the nine months ended September 30, 2009, and we used this increased loan availability to fund operations. The amount outstanding on the Rosenthal Line of Credit was $749,000 at September 30, 2010 with additional loan availability as of $336,000; for a total loan availability of $1,085,000 as of September 30, 2010. As our receivables increase, we are required to draw down more frequently on the Rosenthal Line of Credit to fund operations.

At September 30, 2010, we had cash and cash equivalents of $66,000.

Outlook

Our primary short-term working capital needs relate to our efforts to increase high volume sales in the DOA testing market, to refine manufacturing and production capabilities and establish adequate inventory levels to support expected sales, while continuing support of research and development activities. We believe that our current infrastructure is sufficient to support our business; however, if at some point in the future we experience renewed growth in sales, we may be required to increase our infrastructure to support sales. It is also possible that additional investments in research and development, and increased expenditures in selling and marketing and general and administrative may be necessary in the future to: develop new products, enhance current products to meet the changing needs of the point of collection DOA testing market, grow contract manufacturing operations, promote our products in our markets and institute changes that may be necessary to comply with various public company reporting requirements, as well as FDA requirements related to the marketing and use of our products. We continue to take measures to attempt to control the rate of increase of these costs to be consistent with any sales growth rate we may experience in the near future.

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

We are dependent on the expertise and experience of our senior management for our future success. The loss of a member of senior management could negatively impact our business and results of operations. On July 28, 2010, we terminated the employment of one member of our senior management, our Executive Vice President & Chief Science Officer. This officer had been employed pursuant to an employment agreement. The employment agreement expired on May 31, 2010, and was not renewed. As of the date of this report, we have not appointed anyone to fill the vacancy created by this termination; however, in the third quarter of 2010, we appointed an individual to the position of Vice President of Science and Technology.

We have employment agreements in place with current members of our senior management, including our new Vice President of Science and Technology. There can be no assurance that any of our senior management will continue their employment. We maintain key man insurance for our Chief Executive Officer Stan Cipkowski.

Any adverse changes in our regulatory framework could negatively impact our business.

Our urine point of collection products have received 510(k) marketing clearance from the FDA, and have therefore met FDA requirements for professional use. Our oral fluid point of collection products have not received 510(k) marketing clearance from the FDA. We have also been granted a CLIA waiver from the FDA related to our Rapid TOX product line. Workplace and Government are the Company’s primary markets, and it has been our belief (based on advice from legal counsel) that marketing clearance from FDA is not required to sell our drug tests in non-clinical (i.e. non-medical) markets (such as workplace and criminal justice/law enforcement), but is required to sell our products in the clinical and over-the-counter (consumer) markets. We do not sell our oral fluid drug tests in clinical or over-the-counter (consumer) markets. In addition, there are many other oral fluid point of collection drug tests currently being sold in the Workplace market by our competitors, none of which have received FDA marketing clearance.

However, in July 2009, we received a warning letter from the FDA, which alleges we are marketing our point of collection oral fluid drug test, OralStat, in workplace settings without marketing clearance or approval (see Current Report on Form 8-K filed with the SEC on August 5, 2009).

We have communicated to the FDA our belief that marketing clearance is not required in non-clinical markets; and that such belief is based upon legal advice from our counsel. To date, the FDA does not agree with our interpretation of FDA regulations related to medical devices, and the FDA continues to assert jurisdiction of drug testing performed in the workplace. Although we do not concede that the FDA has jurisdiction over drug testing when performed in the workplace, we have informed the FDA that we are willing to file a marketing clearance application, however, we have also advised the FDA that specific technical and scientific issues exist when attempting to utilize FDA’s draft guidance for our oral fluid point of collection drug tests. More specifically, that technical and scientific issues exist when trying to use the draft guidance for oral fluid drug tests because the draft guidance was written for urine drug tests. Although we have met with the FDA, the FDA has yet to provide the additional guidance we have requested regarding the issues identified. This has impacted our ability to collect the data needed to obtain marketing clearance, but we continue to move forward with our efforts to resolve these issues with the FDA, collect the necessary supporting data and to obtain marketing clearance.

In response to communications and interactions with the FDA over the course of the last several months, on October 16, 2010, we voluntarily and temporarily suspended selling and marketing of our oral fluid drugs of abuse products in the Workplace market.

The cost of obtaining marketing clearance could be material and incurring such cost could have a negative impact on our efforts to improve our performance and to achieve profitability. Furthermore, there can be no assurance that we will obtain marketing clearance from the FDA, especially since we would be among the first companies to apply for such marketing clearance. Our point of collection oral fluid drug tests currently account for approximately 20% of our sales and a material portion of these sales are to the Workplace market; if we continue to be unable to market and sell our point of collection oral fluid drug tests in the Workplace market, this will negatively impact our revenues.

Although we are currently unaware of any additional changes in regulatory standards related to any of our markets, if regulatory standards were to further change in the future, there can be no assurance that the FDA will grant the Company appropriate marketing clearances required to comply with the changes, if and when we apply for them. We will continue to take the necessary actions that will enable the Company to submit a marketing clearance application to the FDA, and/or any additional actions that may be required to address the jurisdictional question raised by our counsel.

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

Dated: November 15, 2010