Form 10-K
period 2010-12-31
AMERICAN BIO MEDICA CORP
filed 2011-03-25
CIK 896747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
☐ Yes                                ☒  No

The aggregate market value of 18,188,613 voting Common Shares held by non-affiliates of the registrant was approximately $1,636,975 based on the last sale price of the registrant’s Common Shares, $.01 par value, as reported on the OTCQB marketplace on June 30, 2010.

As of March 25, 2011, the registrant had outstanding 21,744,768 Common Shares, $.01 par value.

Documents Incorporated by Reference:

(1)	Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 14, 2011 in Part III of this Form 10-K
(2)	Other documents incorporated by reference on this report are listed under Part IV, Item 15(B); Exhibits

American Bio Medica Corporation

Index to Annual Report on Form 10-K
For the year ended December 31, 2010

This Form 10-K may contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may”, “could”, “should”, “will”, “expect”, “believe”, “anticipate”, “estimate” or “continue” or comparable terminology is intended to identify forward-looking statements. It is important to note that actual results could differ materially from those anticipated from the forward-looking statements depending on various important factors. These important factors include our history of losses, our ability to continue as a going concern, adverse changes in regulatory requirements related to the marketing and use of our products, the uncertainty of acceptance of current and new products in our markets, competition in our markets and other factors discussed in our “Risk Factors” found in Part I, Item 1A.

PART I

ITEM 1.  BUSINESS

Form and Year of Organization

American Bio Medica Corporation (the “Company”) was incorporated on April 2, 1986 under the laws of the State of New York under the name American Micro Media, Inc. On September 9, 1992, we filed an amendment to our Articles of Incorporation and changed our name to American Bio Medica Corporation.

Our Business

We develop, manufacture and sell immunoassay tests, primarily for the immediate, point of collection testing (“POCT”) for drugs of abuse (“DOA”) in urine and oral fluids. Our DOA testing products offer employers, law enforcement, government, health care, laboratory and education professionals, self-contained, cost-effective, user-friendly products capable of accurately identifying illicit drug use within minutes.

In addition to the manufacture and sale of DOA testing products, we provide bulk test strip contract manufacturing services for other POCT companies. We do not currently derive a significant portion of our revenues from bulk test strip contract manufacturing. Bulk test strip manufacturing could become a greater portion of our revenues in the future, if additional applications for our technology are explored.

Our Products

POCT Products for the Detection of DOA in Urine

We manufacture a number of POCT products that detect the presence or absence of certain DOA in urine. We offer a number of standard configurations and we can also produce custom configurations on special order. We also offer different cut-off levels for certain drugs. Cut-off levels are concentrations of drugs or metabolites that must be present in urine or oral fluid specimens before a positive result will be obtained. Our urine-based POCT products test for the following drugs: amphetamines (available in some products with a cut-off level of either 500 ng/mL or 1,000 ng/mL), barbiturates, benzodiazepines, buprenorphine, cocaine (available in some products with a cut-off level of either 150 ng/mL or 300 ng/mL), MDMA (Ecstasy) (available in some products with a cut-off level of either 500 ng/mL or 1,000 ng/mL), methadone, methamphetamines (available in some products with a cut-off level of either 500 ng/mL or 1,000 ng/mL), opiates (available in some products with a cut-off level of either 300 ng/mL or 2000 ng/mL), oxycodone, PCP (phencyclidine), propoxyphene, THC (marijuana) and tricyclic antidepressants.

All of our urine-based POCT products are accurate, cost-effective, easy to use and provide results within minutes. We currently offer the following POCT products for urine-based DOA testing:

Rapid Drug Screen®: The Rapid Drug Screen, or RDS®, is a patented and patent pending rapid, POCT product that detects the presence or absence of 2 to 10 DOA simultaneously in a single urine specimen. The RDS is available in card only, or as part of a kit that includes a patented collection cup.

Rapid ONE®: The patented Rapid ONE product line consists of single drug tests, each of which tests for the presence or absence of a single drug of abuse in a urine specimen. The Rapid ONE is designed for those situations in which the person subject to substance abuse testing is known to use a specific drug. It can also be used with a RDS to allow screening of an additional drug.

RDS InCup®: The patented and patent pending RDS InCup is an all-inclusive POCT product that detects the presence or absence of 2 to 12 DOA in a single urine specimen. The RDS InCup incorporates collection and testing of a urine sample in a single step. Each RDS InCup product contains multiple channels and each channel contains a single drug-testing strip that contains the chemistry to detect a single class of DOA.

Rapid TOX®: Rapid TOX is a cost-effective POCT product in a cassette platform that simultaneously detects the presence or absence of 2 to 10 DOA in a single urine specimen. Each Rapid TOX contains one or two channels and each channel contains a single drug-testing strip that contains the chemistry to detect more than one class of drug of abuse.

Rapid TOX Cup® II: The patented and patent pending Rapid TOX Cup II is an all-inclusive POCT product that detects the presence or absence of 2 to 14 DOA in a single urine specimen. The Rapid TOX Cup II incorporates collection and testing of the urine sample in a single step. Each Rapid TOX Cup II contains multiple channels and each channel contains a single drug-testing strip that contains the chemistry to detect more than one class of drug of abuse.

POCT Products for the Detection of DOA in Oral Fluids:

We manufacture a number of POCT products that detect the presence or absence of DOA in oral fluids. These products are easy to use and provide test results within minutes with enhanced sensitivity and detection. Currently, the assays available on our oral fluid products are amphetamines, barbiturates, benzodiazepines, cocaine, MDMA (Ecstasy), methadone, methamphetamines, opiates, PCP, propoxyphene and THC. All of our oral fluid-based POCT products are accurate, cost-effective, easy to use and provide results within minutes. We currently offer the following POCT products for oral fluid-based DOA testing:

OralStat®: OralStat is a patented and patent pending, innovative POCT product for the detection of DOA in oral fluids. Each OralStat simultaneously tests for 6 or 10 DOA in a single oral fluid specimen.

Rapid STAT™: Rapid STAT is a patent pending oral fluid POCT product that combines the incubation benefits of OralStat (see previous definition of OralStat) with the Rapid TOX cassette product platform (see previous definition of Rapid TOX). Rapid STAT maximizes drug recovery and provides a transport container for confirmation of positive test results. Rapid STAT provides faster test results, making it ideal for those market applications, such as roadside testing, in which portability and time is crucial. In addition to these added benefits, Rapid STAT provides lower THC testing sensitivity, making it unrivaled in the market. Each Rapid STAT simultaneously tests for 6 DOA in a single oral fluid specimen.

Other Products

We distribute a number of other products related to the detection of drugs or substances of abuse. We do not manufacture these products. We do not derive a significant portion of our revenues from the sale of these products.

Rapid Reader®: The Rapid Reader is a compact, portable unit that uses a high-resolution camera to capture a picture of the results obtained when using an ABMC POCT product. The results are analyzed, interpreted, and sent to a data management system, which enables the user to interpret, store, transmit and print the results. The Rapid Reader system can only be used to interpret and record the results of an ABMC drug test. Although we only distribute this product, we obtained 510(k) marketing clearance (see page 6 for a description of 510(k) marketing clearance) from the U.S. Food and Drug Administration (“FDA”) specific to our marketing of the Rapid Reader. Presently, we offer 2 different models of the Rapid Reader to our customers, the 210 and 250.

Adulteration, Alcohol and Nicotine: We currently offer a number of POCT products that detect the presence or absence of adulterants, alcohol and nicotine. Two of these products are sold under ABMC-owned trademarks; the Rapid AlcoTEC™ alcohol test and the Rapid Check® test for adulterants. Some of the adulterant test products we distribute are also incorporated into our urine-based POCT products for DOA. We do not derive a significant portion of our revenues from the sale of these products.

Contract Manufacturing

We provide bulk test strip contract manufacturing services to a number of non-affiliated POCT diagnostic companies. In the year ended December 31, 2010, we manufactured test components for the detection of:

■	RSV (Respiratory Syncytial Virus): the most common cause of lower respiratory tract infections in children worldwide
■	Fetal amniotic membrane rupture

We also performed development work for certain manufacturing entities related to products to detect various other infectious diseases. None of the costs related to the performance of this development work were paid for by current or potential contract manufacturing customers. We do not currently derive a significant portion of our revenues from contract manufacturing.

Our Markets

Workplace

The Workplace market consists of pre-employment testing of job applicants, and random, cause and post-accident testing of employees. Many employers recognize the financial and safety benefits of implementing drug-free workplace programs, of which drug testing is an integral part. Government incentives encourage employers to adopt drug-free workplace programs. In some states, there are workers’ compensation and unemployment insurance premium reductions, tax deductions and other incentives for adopting these programs. The Drug-Free Workplace Act requires some federal contractors and all federal grantees to agree that they will provide drug-free workplaces as a precondition of receiving a contract or grant from a federal agency. Typically if a contractor receives a federal contract of $100,000 or more, they must enact a drug-free workplace program (the Federal Acquisition Streamlining Act of 1994 raised the threshold of contracts covered by the Drug-Free Workplace Act from $25,000 to those exceeding $100,000). Any organization or individual that has been granted a federal contract, regardless of size, must enact a drug-free workplace program. We sell our products in this market through our direct sales force and through a select network of distributors.

■
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

■
According to the 2009 SAMHSA (Substance Abuse Mental Health Services Administration) National Survey on Drug Use and Health released in September 2010, drug use in the United States increased in 2009, reversing downward trends since 2002. Most drug users are employed. Of the 19.3 million current illicit drug users aged 18 or older in 2009, 12.9 million, or 66.6% were employed either full or part time.

Government

The Government market includes federal, state, county and local agencies, including correctional facilities, pretrial agencies, probation, drug courts and parole departments at the federal and state levels and juvenile correctional facilities. A significant number of individuals on parole or probation, or within federal, state, county and local correctional facilities and jails, have one or more conditions to their sentence required by the court or probation agency, which includes periodic drug-testing and substance abuse treatment. We sell our products in this market through our direct sales force.

According to reports issued by the Bureau of Justice Statistics:

■	According to a report issued by the Bureau of Justice Statistics, in 2009, over 7.2 million people in the United States were under correctional supervision; and

■
According to the Federal Bureau of Investigation’s Uniform Crime Reporting Program, in 2009 there were approximately 1.7 million arrests for drug abuse violations. Drug abuse violations are defined as state or local offenses relating to the unlawful possession, sale, use, growing, manufacturing, and making of narcotic drugs including opium or cocaine and their derivatives, marijuana, synthetic narcotics, and dangerous non-narcotic drugs such as barbiturates.

Clinical

The Clinical market includes emergency rooms, physician offices, hospitals and clinics and rehabilitation facilities associated with hospitals. In December 2010, the Drug Abuse Warning Network (a public health surveillance system that monitors drug-related visits to hospital emergency departments and drug-related deaths investigated by medical examiners and coroners) estimated that in 2009 nearly 4.6 million emergency room visits were associated with drug misuse or abuse, adverse reactions to drugs, or other drug related consequences. To address this issue, drug testing is performed so healthcare professionals are able to ascertain the drug status of a patient before they administer pharmaceuticals or other treatment.

We currently sell in this market through our direct sales force; however, we do not maintain a large share of this market. We believe the best marketing strategy in this market would be to obtain an exclusive distribution relationship with a multi-national diagnostics company focused on the clinical POCT market, and we continue to make efforts to develop such a relationship.

International

The International market consists of various markets outside of the United States. Although workplace testing is not as prevalent outside of the United States as within, the international Government and Clinical markets are somewhat in concert with their United States counterparts. One market that is significantly more prevalent outside of the United States is roadside drug testing. Countries including but not limited to, Italy, France, Australia, Malaysia, New Zealand, Portugal, Finland, Germany, Spain, Norway, Switzerland, Canada, Romania and Croatia already conduct roadside drug testing, are currently in a pilot phase of drug-testing or have put laws in place to allow drug-testing. We sell in this market through a select network of distributors, including a master distributor in the region of Latin American; this distributor’s sales are primarily in the Government and Clinical markets, along with some sales in the Workplace market.

Rehabilitation

The Rehabilitation market includes people in treatment for substance abuse. There is typically a high frequency of testing in this market. For example, in many residence programs, patients are tested each time they leave the facility and each time they return. In outpatient programs, patients are generally tested on a weekly basis.

Education

The Education market consists of student drug-testing. In June 2002, the Supreme Court ruled that students in extracurricular activities including athletics, band, choir, and other activities could be tested for drugs at the start of the school year and randomly throughout the year. According to the December 2010 University of Michigan Monitoring the Future study, 16% of 8th graders, 30% of 10th graders and 38% of 12th graders have used an illicit drug within the 12 months prior to the study. Furthermore, the study reported that a little less than half of young people have tried an illicit drug by the time they finish high school.

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

Competition

We compete on the following factors:

■	pricing;
■	quality of product;
■	ease and user-friendliness of products; and
■	customer and technical support

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

Ease and user-friendliness: Some of our competitors’ point of collection drug tests use a collection or delivery method different than our point of collection drug tests. Our urine-based products do not require pipetting (dropping) of the specimen, adding or mixing of reagents or other manipulation of the product by the user. In fact, our Rapid TOX product offers the option of dipping the test into the urine specimen rather than pipetting the specimen.

Customer and technical support: Customer and technical support are becoming more important in the POCT market as individuals being tested become more knowledgeable about how to “beat” a drug test. Questions related to test administration, drug cross reactivity, drug metabolism and other testing related matters are areas in which clarification is needed by customers using these products. ABMC provides its customers with continuous customer and technical support on a 24/7/365 basis. We believe that this support provides us with a competitive advantage since most of our competitors do not offer this extended service to their customers.

Raw Materials and Suppliers

The primary raw materials required for the manufacture of our point of collection test strips and our point of collection drug tests consist of antibodies, antigens and other reagents, plastic molded pieces, membranes and packaging materials. We maintain an inventory of raw materials that have been acquired from third parties. Currently, most raw materials are available from several sources. We own the molds and tooling for our plastic components that are custom and proprietary, but we do not own the molds and tooling for our plastic components that are “stock” items. The ownership of these molds affords us flexibility and control in managing the supply chain for these components.

Major Customers

We have a number of national account customers that in total represent a significant portion of our sales in the years ended December 31, 2010 and December 31, 2009. One of these national account customers represented 12.7% of net sales in the year ended December 31, 2010 and 11.1% of net sales in the year ended December 31, 2009.

Patents and Trademarks/Licenses

To date, we hold 28 patents related to our point of collection drug-testing products, including 4 design patents and 9 utility patents issued in the United States. We currently have 7 United States patent applications pending and 15 foreign patent applications pending. The earliest expiration date of any of our issued patents is January 2013.

To date, we have registered 22 trademarks in the United States, including but not limited to, Rapid Drug Screen, RDS, Rapid ONE, OralStat, Rapid Reader, Rapid TOX, Rapid TOX Cup, InCup, Rapid Check, our website domain, our corporate logos and certain product logos. We have also registered 14 trademarks in countries/regions such as Canada, Mexico, Europe, and the United Kingdom. We currently have one trademark application pending in the United States.

Government Regulations

In certain markets, the development, testing, manufacture and sale of our point of collection drug tests, and possible additional testing products for other substances or conditions, are subject to regulation by the United States and foreign regulatory agencies. Pursuant to the Federal Food, Drug, and Cosmetic Act, and associated regulations, the FDA regulates the pre-clinical and clinical testing, manufacture, labeling, distribution and promotion of medical devices. A “medical device” is defined as an “instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent, or other similar or related article, including any component, part, or accessory, which is…intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment, or prevention of disease, in man or other animals, or intended to affect the structure or any function of the body of man or other animal…”.

Based upon legal advice from our FDA counsel, we have taken the position that our products are not “medical devices” as defined above, except when they are marketed and sold to the Clinical market (see Item 1A, Risk Factor related to “Any adverse changes in our regulatory framework…” on page 9). Most of our urine-based products are marketed and sold in the Clinical market; therefore, these urine-based products would fall under the category of 510(k) submissions to the FDA. A 510(k) is a premarketing submission made to the FDA to demonstrate that the device to be marketed is as safe and effective, that is, substantially equivalent, to a legally marketed device that is not subject to premarket approval. Applicants must compare their 510(k) device to one or more similar devices currently on the U.S. market and make and support their substantial equivalency claims. A legally marketed device is a device that was legally marketed prior to May 28, 1976 (pre-amendments device), or a device that has been reclassified from Class III to Class II or I, or a device which has been found to be substantially equivalent to such a device through the 510(k) process, or one established through Evaluation of Automatic Class III Definition. The legally marketed device(s) to which equivalence is drawn is known as the “predicate” device(s). Applicants must submit descriptive data and, when necessary, performance data to establish that a device is substantially equivalent to a predicate device.

We do not currently market our OralStat or Rapid STAT products to the Clinical market, as we have not yet obtained a 510(k) clearance for any of our oral fluid products. As of the date of this report, there are no oral fluid POCT products (in which the testing result is truly obtained at the time the sample is collected) that have received 510(k) clearance.

Currently we have received 510(k) clearances related to our:

■
9 panel RDS test and our Rapid ONE dipsticks. In addition, the testing strips contained in the RDS InCup are the same as those testing strips contained within the RDS. Therefore, the RDS InCup can be offered in a variety of combinations to meet customer requirements;

■	Rapid TEC product line;
■	Rapid Reader;
■	Rapid TOX product line; and
■	Rapid TOX Cup II

Furthermore, in order to sell our products in Canada, we must comply with ISO 13485:2003, the International Standards Organization’s Directive for Quality Systems for Medical Devices (MDD or Medical Device Directive), and in order to sell our products in the European Union, we must obtain CE marking for our products (in the European Union, a “CE” mark is affixed to the product for easy identification of quality products). Collectively, these standards are similar to the U.S. Federal Regulations enforced by the FDA, and are a reasonable assurance to the customer that our products are manufactured in a consistent manner to help ensure that quality, defect-free goods are produced. As of the date of this report, we have received approval and the right to bear the CE mark on our Rapid Drug Screen, Rapid ONE, Rapid TOX, RDS InCup, Rapid TOX Cup II, OralStat and Rapid STAT. We received our ISO 13485:2003 compliance certification in August 2006 and in 2010 we received our ISO 9001:2008 compliance certification. We have also obtained the license to sell our RDS, Rapid ONE and Rapid TOX products in Canada.

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

Research and Development (“R&D”)

Our R&D efforts are continually focused on enhancing and/or maintaining the performance and reliability of our drug-testing products. During the year ended December 31, 2010, our R&D team continued to make enhancements to our POCT products. The R&D team also continued the development process on bulk test strip contract manufacturing projects. Our R&D expenditures were $297,000 for the year ended December 31, 2010 and $418,000 for the year ended December 31, 2009. None of the costs incurred in R&D in either the year ended December 31, 2010 or the year ended December 31, 2009 were borne by a customer.

Manufacturing and Employees

Our facility in Kinderhook, New York houses assembly and packaging of our products in addition to the Company’s administration. We continue to primarily outsource the printing of the plastic components used in our products, and we outsource the manufacture of the plastic components used in our products. We manufacture all of our own individual test strips and we manufacture test strips for unaffiliated third parties at our R&D and bulk manufacturing facility in Logan Township, New Jersey. The Rapid Reader products we currently offer are manufactured by an unaffiliated third party; and the adulteration, alcohol and nicotine products we offer are also manufactured by unaffiliated third parties.

As of December 31, 2010, we had 88 employees, of which 86 were full-time and 2 were part-time. None of our employees are covered by collective bargaining agreements, and we believe our relations with our employees are good.

ITEM 1A.  RISK FACTORS

We have a history of incurring net losses.

Since our inception and throughout most of our history, we have incurred net losses, including but not limited to, a net loss of $750,000 incurred in the year ended December 31, 2010. We expect to continue to make substantial expenditures for sales and marketing, product development and other business purposes. Our ability to achieve profitability in the future will primarily depend on our ability to increase sales of our products, reduce production and other costs and successfully introduce new products and enhanced versions of our existing products into the marketplace. There can be no assurance that we will be able to increase our revenues at a rate that equals or exceeds expenditures. In the year ended December 31, 2010, our sales continued to be negatively impacted by the recession, which negatively impacted our results of operations. In addition, sales were also negatively impacted in the latter part of the year ended December 31, 2010 due to the Company’s voluntary and temporary removal of our OralStat product from the Workplace market as a result of discussions and communications with the FDA (see Risk Factor related to “Any adverse changes in our regulatory framework…” on page 9).  Our failure to increase sales while maintaining or reducing general and administrative, sales and marketing, research and development and production costs will result in the Company incurring additional losses.

We believe we will need additional funding for our existing and future operations.

Our financial statements for the year ended December 31, 2010 have been prepared assuming we will continue as a going concern. We do not believe, based on certain assumptions, including our expectation that the recession will continue to have a negative impact on our business in either all or at least part of the year ending December 31, 2011, that our current cash balances, and cash generated from future operations will be sufficient to fund operations for the next twelve months. Future events, including the problems, delays, expenses and difficulties which may be encountered in establishing and maintaining a substantial market for our products, could make cash on hand insufficient to fund operations. If cash generated from operations is insufficient to satisfy our working capital and capital expenditure requirements, we may be required to sell additional equity or debt securities or obtain additional credit facilities. There can be no assurance that such financing will be available or that we will be able to complete financing on satisfactory terms, if at all. Any such equity financing would result in further dilution to existing shareholders.

The POCT market for DOA is highly competitive.

The POCT market for DOA is highly competitive. Several companies produce drug tests that compete directly with our DOA product line, including Alere (formerly Inverness Medical Innovations, Inc.), Agilent Technologies (formerly Varian, Inc.) and OraSure Technologies, Inc. In addition to these manufacturers, there are a number of smaller privately held companies, as well as foreign manufacturers, that compete with us. Cost-competitiveness, technological requirements and satisfactory product performance are essential for success in the POCT market for DOA.

Cost Competitiveness. Price competition continues to increase in the POCT markets as more companies offer products manufactured outside of the United States. Many foreign manufacturers have lower manufacturing costs and therefore can offer their products at a lower price. These lower costs include, but are not limited to, costs for labor, materials, regulatory compliance and insurance. If we are required to lower our prices to our customers, our revenue levels could be negatively impacted which would adversely affect our gross profit margins. Based upon actual results in the year ended December 31, 2010, and given current levels of operating expenses, we must achieve approximately $3.1 million in quarterly net sales to attain break-even results of operations. If our products do not achieve and maintain this level of revenue, or if we fail to maintain certain gross profit margins, our results of operations would be significantly harmed.

Technological Requirements. As new technologies are introduced into the POCT market for DOA, we may be required to commit considerable effort, time and resources to enhance our current product portfolio or develop new products to compete with these new technologies. There can be no assurance that any new enhancements or products will be successful in competing with new technologies offered by our competitors. Our success will depend upon meeting product pricing and performance objectives, and there can be no assurance that new enhancements or products will meet such price or performance objectives. We are subject to all of the risks inherent in product development, which could cause material delays in manufacturing. If we fail to keep up with technology in our industry, we may be at a competitive disadvantage or we may face technological obsolescence.

Satisfactory Product Performance. Due to the variety and complexity of the environments in which our customers operate, our products may not operate as expected, unanticipated problems may arise with respect to the technologies incorporated into our drug tests or product defects affecting product performance may become apparent after commercial introduction of our drug tests to the market. We could incur significant costs if we are required to remedy defects in any of our products after commercial introduction. Any of these issues could result in cancelled orders, delays and increased expenses.

In addition, some of our competitors are more well known, and some have far greater financial resources, which means they can devote substantially more resources to business and product development and marketing efforts. Our inability to successfully address any competitive risk factors could negatively impact sales and further reduce our profitability.

One of our customers accounted for more than 10% of our total net sales in the year ended December 31, 2010.

One of our customers accounted for approximately 12.7% of our total net sales in the year ended December 31, 2010. Although we have entered into a written purchase agreement with this customer, this customer does not have any minimum purchase obligations and could stop buying our products with 90-days notice. A reduction, delay or cancellation of orders from this customer or the loss of this customer could reduce our revenues. We cannot provide assurance that this customer or any of our current customers will continue to place orders, that orders by existing customers will continue at current or historical levels or that we will be able to obtain orders from new customers.

We rely on third parties for raw materials used in our DOA products and in our bulk test strip contract manufacturing processes.

We currently have approximately 59 suppliers who provide us with the raw materials necessary to manufacture our point of collection drug-testing strips and our point of collection tests for DOA. For most of our raw materials we have multiple suppliers, but there are a few raw materials for which we only have one supplier. The loss of one or more of these suppliers, the non-performance of one or more of their materials or the lack of availability of raw materials could suspend our manufacturing process related to our DOA products. This interruption of the manufacturing process could impair our ability to fill customers’ orders as they are placed, putting the Company at a competitive disadvantage.

Furthermore, we rely on a number of third parties for the supply of raw materials necessary to manufacture the test components we supply to other diagnostic companies under bulk test strip contract manufacturing agreements. For most of these raw materials we have multiple suppliers, but there are a few raw materials for which we only have one supplier. The loss of one or more of these suppliers could suspend the bulk test strip manufacturing process and this interruption could impair our ability to perform bulk test strip contract manufacturing services.

We have a significant amount of raw material and “work in process” inventory on hand that may not be used in the year ended December 31, 2011 if the expected configuration of sales orders is not received at projected levels.

We currently have approximately $1.7 million in raw material components for the manufacture of our products at December 31, 2010. The non-chemical raw material components may be retained and used in production indefinitely and the chemical raw materials components have lives in excess of 20 years. In addition to the raw material inventory, we have approximately $1.6 million in manufactured testing strips, or other “work in process” inventory at December 31, 2010. The components for much of this “work in process” inventory have lives of 12-24 months. If sales orders received are not for products that would utilize the raw material components, or if product developments make the raw materials obsolete, we may be required to dispose of these unused raw materials. In addition, since the components for much of the “work in process” inventory have lives of 12-24 months, if sales orders within the next 12-24 months are not for products that contain the components of the “work in process” inventory, we may need to discard this expired “work in process” inventory. We have established an allowance for obsolete or slow moving inventory. At December 31, 2010, this allowance was set to $213,000. There can be no assurance that this allowance will continue to be adequate for the year ending December 31, 2011 and/or that it will not have to be adjusted in the future.

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

Our urine point of collection products have received 510(k) marketing clearance from the FDA, and have therefore met FDA requirements for professional use. Our oral fluid point of collection products have not received 510(k) marketing clearance from the FDA. We have also been granted a CLIA waiver from the FDA related to our Rapid TOX product line. Workplace and Government are the Company’s primary markets, and it has been our belief (based on advice from FDA counsel) that marketing clearance from FDA is not required to sell our drug tests in non-clinical (i.e. non-medical) markets (such as workplace and criminal justice/law enforcement), but is required to sell our products in the clinical and over-the-counter (consumer) markets. We do not sell our oral fluid drug tests in clinical or over-the-counter (consumer) markets. In addition, there are many other oral fluid point of collection drug tests currently being sold in the Workplace market by our competitors, none of which have received FDA marketing clearance.

However, in July 2009, we received a warning letter from the FDA, which alleges we are marketing our point of collection oral fluid drug test, OralStat, in workplace settings without marketing clearance or approval (see Current Report on Form 8-K filed with the SEC on August 5, 2009).

We have communicated to the FDA our belief that marketing clearance is not required in non-clinical markets; and that such belief is based upon legal advice from our FDA counsel. To date, the FDA does not agree with our interpretation of FDA regulations related to medical devices, and the FDA continues to assert jurisdiction of drug testing performed in the workplace. Although we do not concede that the FDA has jurisdiction over drug testing when performed in the workplace, we have informed the FDA that we are willing to file a marketing clearance application. However, we have also advised the FDA that specific technical and scientific issues exist when attempting to utilize FDA’s draft guidance for our oral fluid point of collection drug tests (because the draft guidance was written for urine drug tests). Although we have met with the FDA, the FDA has yet to provide the additional guidance we have requested regarding the issues identified. This has impacted our ability to collect the data needed to obtain marketing clearance, but we continue to move forward with our efforts to resolve these issues with the FDA, collect the necessary supporting data and to obtain marketing clearance.

In response to communications and interactions with the FDA over the course of the last several months, on October 16, 2010, we voluntarily and temporarily suspended selling and marketing of our oral fluid drugs of abuse products in the Workplace market.

The cost of obtaining marketing clearance is expected to be material and incurring such cost could have a negative impact on our efforts to improve our performance and to achieve profitability. Furthermore, there can be no assurance that we will obtain marketing clearance from the FDA, especially since we would be among the first companies to apply for such marketing clearance. Our point of collection oral fluid drug tests historically account for a material portion of our sales; with sales of oral fluid drug tests accounting for approximately 20% of our sales in the last two fiscal years (the majority of which are sales to the Workplace market). Continued inability to market and sell our point of collection oral fluid drug tests in the Workplace market will negatively impact our revenues.

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

We seek to protect our proprietary products under trade secret and copyright laws, which afford only limited protection. We currently have a total of 28 patents related to our POCT products. We have additional patent applications pending in the United States, and other countries, related to our POCT products. We have trademark applications pending in the United States. Certain trademarks have been registered in the United States and in other countries. There can be no assurance that the additional patents and/or trademarks will be granted or that, if granted, they will withstand challenge.

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

We currently have two option plans, the Fiscal 2000 Non-statutory Stock Option Plan (the “2000 Plan”) and the Fiscal 2001 Non-statutory Stock Option Plan (the “2001 Plan”). Both the 2000 Plan and the 2001 Plan have been adopted by our Board of Directors and approved by our shareholders, and both have options issued, but only the 2001 Plan has options available for future issuance. As of December 31, 2010 there were 68,500 options issued and outstanding under the 2000 Plan and 3,368,080 options issued and outstanding under the 2001 Plan, for a total of 3,436,580 options issued and outstanding as of December 31, 2010. Of the total options issued and outstanding, 2,826,580 are fully vested as of December 31, 2010. As of December 31, 2010, there were 348,920 options available for issuance under the 2001 Plan.

On August 15, 2008, we completed an offering of Series A Debentures (the “Offering”) and received gross proceeds of $750,000 in principal amount of Series A Debentures (see Current Report on Form 8-K and amendment on Form 8-K/A-1 filed with the SEC on August 8, 2008 and August 18, 2008, respectively). Holders of the Series A Debentures have a right of conversion of the principal amount of the Series A Debentures into shares (the “Debenture Conversion Shares”) of the common stock of the Company (“Common Stock”), at a conversion rate of 666.67 shares per $500 in principal amount of the Series A Debentures (representing a conversion price of approximately $0.75 per share). This conversion right can be exercised at any time, commencing the earlier of (a) 120 days after the date of the Series A Debentures, or (b) the effective date of a Registration Statement to be filed by the Company with respect to the Conversion Shares. We have the right to redeem any Series A Debentures that have not been surrendered for conversion at a price equal to the Series A Debentures’ face value plus $0.05 per underlying common share, or $525 per $500 in principal amount of the Series A Debentures. We can exercise this redemption right at any time within 90 days after any date when the closing price of the Common Stock has equaled or exceeded $2.00 per share for a period of 20 consecutive trading days.

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

We registered the Debenture Conversion Shares and the Common Stock underlying the Placement Agent Warrants in a Registration Statement on Form S-3 (the “Registration Statement”) filed with the SEC on April 15, 2009 and amended on May 5, 2009. The Registration Statement was declared effective on June 10, 2009.

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

Our securities are currently trading on the Pink OTC Markets, Inc. (under their OTCQB™ market tier), and may be subject to SEC “penny stock,” rules, which could make it more difficult for a broker-dealer to trade our common shares, for an investor to acquire or dispose of our common shares in the secondary market and for us to retain or attract market makers.

The SEC has adopted regulations that define a “penny stock” to be any equity security that has a market price per share of less than $5.00, subject to certain exceptions, such as any securities listed on a national securities exchange or securities of an issuer in continuous operation for more than three years whose net tangible assets are in excess of $2 million, or an issuer that has average revenue of at least $6 million for the last three years. Our common shares were delisted from the NASDAQ Capital Market in September 2009 and are currently trading on the Pink OTC Markets, Inc., under their OTCQB market tier (the US registered and reporting marketplace for over-the-counter (OTC) securities). As of the year ended December 31, 2010, our net tangible assets did exceed $2 million, and our average revenue for the last three years exceeded $6 million, so that our securities currently qualify for exclusion from the “penny stock” definitions. However, if our net tangible assets cease to exceed $2 million and our three-year average revenue falls below $6 million, we would fail to qualify for either of these exclusions, and our common shares would be subject to “penny stock” rules. For any transaction involving a “penny stock,” unless exempt, the rules impose additional sales practice requirements on broker-dealers, subject to certain exceptions. For these reasons, a broker-dealer may find it more difficult to trade our common stock and an investor may find it more difficult to acquire or dispose of our common stock on the secondary market. Therefore, broker-dealers may be less willing or able to sell or make a market in our securities because of the penny stock disclosure rules. Not maintaining a listing on a major stock market may result in a decrease in the trading price of our securities due to a decrease in liquidity and less interest by institutions and individuals in investing in our securities, and could also make it more difficult for us to raise capital in the future. Furthermore, listing on the OTCQB may make it more difficult to retain and attract market makers. In the event that market makers cease to function as such, public trading of our securities will be adversely affected or may cease entirely.

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

The global economy has faced an extended worldwide recession and economic crisis. This recession and economic crisis has substantially reduced our sales and negatively impacted our results of operations. The magnitude and duration of this recession and economic crisis make it extremely difficult to forecast future sales levels. A continuation of the recession or worsening of the economic crisis could continue to lead to lower sales, lower gross margins and increased bad debt risks, all of which could adversely affect our results of operations, financial condition and cash flows. There could be a number of other adverse effects on the Company’s business, including insolvency of customers and suppliers.

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

ITEM 3. LEGAL PROCEEDINGS

On December 16, 2010, we filed a complaint in the Supreme Court of the State of New York in Columbia County against Martin R. Gould (“Gould”), Jacqueline Gale (“Gale”), Advanced Diagnosticum Products, Inc. (“ADPI”) and Biosure, Inc. (“Biosure”), together the “Defendants”. The Complaint alleges that Gould, our former Chief Science Officer and Executive Vice President of Technology and Gale, our former Vice President of Manufacturing and Development, were performing illegal, competitive, employment-related services for ADPI and Biosure during their employment with the Company, and using Company resources to perform such services. The Company also alleges that Gould and Gale were performing such services in their capacity as employees and/or officers of ADPI and Biosure. The Defendants continue to engage in these illegal actions, therefore, in addition to the compensatory and punitive damages noted below, the complaint also seeks an injunction restraining the Defendants from further engaging in such illegal actions. The Defendants exercised their right to remove the action to federal court, and proceedings are now pending in the United States District Court for the District of New Jersey.

In the Complaint, we assert claims of breach of duty of loyalty, breach of contract, violation of fiduciary duty and unfair competition and conversion specifically against Gould, and claims of breach of duty, violation of fiduciary duty and unfair competition and conversion specifically against Gale. In addition to these claims, we assert claims of conversion, tortious interference with contract, interference with prospective advantage and common law misappropriation of trade secret information against all Defendants. We are seeking judgment on nine (9) causes of action for compensatory damages against Defendants in such amount as may be established at trial; together with punitive damages in the amount of one million dollars ($1,000,000) for each cause of action in the Complaint.

In addition, from time to time, we are named in legal proceedings in connection with matters that arose during the normal course of business. While the ultimate result of any such litigation cannot be predicted, if we are unsuccessful in defending any such litigation, the resulting financial losses could have an adverse effect on the financial position, results or operations and cash flows of the Company. We are aware of no significant litigation loss contingencies for which management believes it is both probable that a liability has been incurred and that the amount of the loss can be reasonably estimated. We are unaware of any proceedings being contemplated by governmental authorities as of the date of this report.

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares traded on the NASDAQ Capital Market (“NASDAQ”) under the symbol “ABMC” from December 24, 1997 until September 3, 2009, when trading in our common shares was suspended for failure to comply with NASDAQ’s minimum bid price listing requirement. NASDAQ subsequently delisted our common shares effective October 16, 2009. Our common shares are currently trading on the Pink OTC Markets, Inc. under their OTCQB market tier (the US registered and reporting marketplace for over-the-counter (OTC) securities) under the symbol “ABMC”.

The following table sets forth the high and low closing bid prices of our securities as reported by the OTCQB in the year ended December 31, 2010, and beginning September 3, 2009 and through the year ended December 31, 2009. The prices quoted reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

Year ended December 31, 2010	High	Low

Quarter ending December 31, 2010	$0.12	$0.08
Quarter ending September 30, 2010	$0.14	$0.07
Quarter ending June 30, 2010	$0.13	$0.08
Quarter ending March 31, 2010	$0.12	$0.08

Year ended December 31, 2009	High	Low

Quarter ending December 31, 2009	$0.15	$0.09
Period from September 3, 2009 through September 30, 2009	$0.18	$0.15

The following table sets forth the high and low sale prices of our securities as reported by NASDAQ for the periods noted until September 3, 2009 (the date on which trading in the Company’s common shares was suspended on NASDAQ).

Year ended December 31, 2009	High	Low

Period from July 1, 2009 through September 2, 2009	$0.30	$0.16
Quarter ending June 30, 2009	$0.42	$0.11
Quarter ending March 31, 2009	$0.30	$0.10

Holders

Based upon the number of record holders and individual participants in security position listings, as of March 25, 2011, there were approximately 3,000 holders of our securities. As of March 25, 2011, there were 21,744,768 common shares outstanding.

Dividends

We have not declared any dividends on our common shares and do not expect to do so in the foreseeable future. Future earnings, if any, will be retained for use in our business.

Securities authorized for issuance under equity compensation plans previously approved by security holders

We currently have two Non-statutory Stock Option Plans (the 2000 Plan and the 2001 Plan, collectively the “Plans”) that have been adopted by our Board of Directors and subsequently approved by our shareholders. The Plans provide for the granting of options to employees, directors, and consultants (see Part I, Item 1A, Risk Factor titled, “Potential issuance and exercise…” on page 9).

Securities authorized for issuance under equity compensation plans not previously approved by security holders

As part of their compensation as the placement agent in our August 2008 Series A Convertible Debenture Offering, Cantone Research, Inc. (“Cantone”) was issued a four-year warrant to purchase 30,450 shares of the Company’s common stock at an exercise price of $0.37 per share, and a four-year warrant to purchase 44,550 shares of the Company’s common stock at an exercise price of $0.40 per share. All warrants issued to Cantone were immediately exercisable upon issuance (see Part I, Item 1A, Risk Factor titled, “Potential issuance and exercise…” on page 9).

The following table summarizes information as of December 31, 2010, with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by security holders	3,436,580	$0.82	348,920
Equity Compensation Plans not approved by security holders	75,000	$0.39	NA

Performance Graph

As a smaller reporting company, we are not required to provide the information required under this item.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information, which we believe is relevant to an assessment and understanding of our financial condition and results of operations. The discussion should be read in conjunction with the financial statements contained herein and the notes thereto. Certain statements contained in this Annual Report on Form 10-K, including, without limitation, statements containing the words “believes”, “anticipates”, “estimates”, “expects”, “intends”, “projects”, and words of similar import, are forward-looking as that term is defined by the Private Securities Litigation Reform Act of 1995 (“1995 Act”), and in releases issued by the SEC. These statements are being made pursuant to the provisions of the 1995 Act and with the intention of obtaining the benefits of the “Safe Harbor” provisions of the 1995 Act. We caution that any forward-looking statements made herein are not guarantees of future performance and that actual results may differ materially from those in such forward-looking statements as a result of various factors, including, but not limited to, any risks detailed herein, including the “Risk Factors” section contained in Part I, Item 1A of this Form 10-K, or detailed in our most recent reports on Form 10-Q and Form 8-K and from time to time in our other filings with the SEC and amendments thereto. We are not undertaking any obligation to publicly update any forward-looking statements. Readers should not place undue reliance on these forward-looking statements.

Overview and Plan of Operations

During the year ended December 31, 2010, we sustained a net loss of $750,000 from net sales of $10,421,000, and had net cash used in operating activities of $53,000. During the year ended December 31, 2009, we sustained a net loss of $900,000 from net sales of $9,726,000, and had net cash provided by operating activities of $254,000.

During the year ended December 31, 2010, we continued to market and distribute our urine and oral fluid-based point of collection tests for DOA and our Rapid Reader drug screen result and data management system, and we also performed bulk test strip contract manufacturing services for unaffiliated third parties. Throughout the year ended December 31, 2010, we continued to take steps to reduce manufacturing costs to increase our gross margin. The recession continued to have a negative impact on our sales throughout the year ended December 31, 2010, although we were able to achieve a moderate increase in sales in the year ended December 31, 2010 when compared to the year ended December 31, 2009. In response to the uncertainties associated with the state of the global economy, we have implemented cost-cutting measures to reduce our operating expenses. Although these measures did not prevent us from sustaining a net loss in the year ended December 31, 2010, these measures did enable the Company to minimize our net loss.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or “U.S. GAAP”. Part IV, Item 15, Note A to our financial statements describes the significant accounting policies and methods used in the preparation of our financial statements. The accounting policies that we believe are most critical to aid in fully understanding and evaluating the financial statements include the following:

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

Deferred Income Tax Asset Valuation Allowance: We record a valuation allowance to reduce our deferred income tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the deferred income tax asset valuation allowance, in the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of our net recorded amount, an adjustment to the deferred income tax asset would increase income in the period such determination was made.

Results of operations for the year ended December 31, 2010, compared to the year ended December 31, 2009

Net Sales: Net sales increased 7.2% in the year ended December 31, 2010, compared to net sales in the year ended December 31, 2009.  This improvement resulted primarily from positive movement in the Workplace market due to unemployment rates sporadically improving in many areas throughout the country in the year ended December 31, 2010; however, unemployment rates in the United States continue to fluctuate and this, along with the uncertainty of economic conditions in the United States continues to affect our sales levels in the United States. According to the Bureau of Labor Statistics (the “Bureau”), in December 2010, 20 states recorded increases in unemployment rates, 15 states and the District of Columbia recorded unemployment rate decreases and 15 states reported no change to their unemployment rates. The December 2010 report also indicated that the national jobless rate, at 9.4%, was only 0.5% lower than in December 2009.

Sales in our International market also increased when comparing the year ended December 31, 2010 to the year ended December 31, 2009, primarily as a result of increased sales to Latin America. However, the status of the global economy remains uncertain; therefore we are uncertain if this improvement in sales to the International market will continue.  Contract manufacturing sales also improved in the year ended December 31, 2010 when compared to the year ended December 31, 2009, primarily as a result of increased sales of a fetal amniotic rupture test we manufacture for an unaffiliated third party.

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

While we remain encouraged by reports of improvement in certain aspects of global economic conditions, until the economy fully recovers, we expect to continue to see either minimal improvement in our core markets, or perhaps even further declines in our core markets. We are hopeful that improvement in sales will continue or that any further decline rates will be minimal. We are optimistic that sales in our International market and Contract Manufacturing will either continue to improve or decline at minimal rates.

Cost of goods sold/gross profit: Cost of goods sold increased year over year; in the year ended December 31, 2010, cost of goods sold was 60.6% of net sales, while in the year ended December 31, 2009, cost of goods sold was 57.7% of net sales. Cost of goods sold in the year ended December 31, 2010 was affected by a one-time inventory disposal of $150,000 in the third quarter of 2010, a shift in sales mix from higher margin products to sales of lower margin products and increased product manufacturing inefficiencies.

In response to uncertain market conditions, we have reduced our inventory levels and the amount of product being manufactured; however, certain direct labor and overhead costs are fixed and such fixed costs are now being allocated to a reduced number of manufactured strips, thus increasing our manufacturing cost per unit. We continue to evaluate our production personnel levels as well as our product manufacturing levels to ensure they are adequate to meet current and anticipated sales demands.

Gross profit in the year ended December 31, 2010 continued to be negatively affected by decreased sales margins due to price pressure from foreign manufacturers and general price pressure in our markets in response to the recession.

Operating Expenses: As a result of cost-cutting measures, operating expenses for the year ended December 31, 2010 continued to decrease. Operating expenses in the year ended December 31, 2010 decreased 3.0% when compared to operating expenses in the year ended December 31, 2009. These cost-cutting measures resulted in expense reductions in all areas of operations as noted below:

Research and development (“R&D”)

R&D expenses for the year ended December 31, 2010 decreased 28.9% when compared to R&D expenses incurred in the year ended December 31, 2009. Savings in salaries, employee benefits, consulting fees and supplies, minimally offset by increases in facilities rent and travel accounted for the decrease in R&D expenses. Throughout the year ended December 31, 2010, our R&D department continued to focus their efforts on the enhancement of current products, development of new product platforms and exploration of contract manufacturing opportunities.

Selling and marketing

Selling and marketing expenses for the year ended December 31, 2010 decreased slightly (by 1.1%) when compared to selling and marketing expenses incurred in the year ended December 31, 2009. Reductions in sales salaries, advertising expense, postage and marketing salaries were offset by increases in sales commissions (as a result of increased sales), trade show related expense and travel expense in sales and marketing. The reduction in sales and marketing salaries is due reductions in personnel in the sales and marketing department. Throughout the year ended December 31, 2010, we promoted our products through various marketing activities, including but not limited to selected advertising and participation at trade shows. Our direct sales force continued to focus their selling efforts in our core markets of Workplace and Government, as well as on the Clinical market with our CLIA waived Rapid TOX product line.

General and administrative (“G&A”)

G&A expenses for the year ended December 31, 2010 remained relatively unchanged when compared to the year ended December 31, 2009.  Reductions in investor relations expense, director fees and expenses, insurance, accounting fees, and patents and licenses were offset by increases in shipping supplies, consulting fees, and bank service fees. The increase in consulting fees in the year ended December 31, 2010 stem from our efforts to respond to and address a warning letter received from the FDA in July 2009; see Part I, Item 1A, Risk Factor; “Any adverse changes…” on page 9).

We believe that our current infrastructure is sufficient to support our business. However, additional investments in research and development, selling and marketing and general and administrative may be necessary to develop new products in the future and enhance our current products to meet the customer needs in the POCT market, to grow our contract manufacturing operations, to promote our products in our markets and to institute changes that may be necessary to comply with various regulatory and public company reporting requirements.

Other income and expense:  Other income during the year ended December 31, 2010 consisted of penalties on state franchise taxes offset by grant income. The grant was originally received from the Columbia Economic Development Corporation and totaled $100,000. The grant is convertible to a loan based upon a percentage of the grant declining from 90% of the grant amount in 2003 to 0% in 2012. The grant is convertible to a loan only if the employment levels in the Kinderhook facility drop below 45 employees at any time during the year. The employment levels in the Kinderhook facility were 54 and 57 at the years ended December 31, 2010 and December 31, 2009, respectively. The amount of grant income was $10,000 in both the years ended December 31, 2010 and December 31, 2009. During the year ended December 31, 2009, grant income was offset by losses on disposals of property, plant and equipment.

During the years ended December 31, 2010 and December 31, 2009, we incurred interest expense related to our loans and lines of credit with First Niagara Bank (“First Niagara”) and Rosenthal & Rosenthal, Inc. (“Rosenthal”) and we earned interest on our cash accounts.

LIQUIDITY AND CAPITAL RESOURCES AS OF DECEMBER 31, 2010

Our cash requirements depend on numerous factors, including product development activities, penetration of our core markets, and effective management of inventory levels and production levels in response to sales forecasts. We expect to devote capital resources to continue product development and research and development activities. We will examine other growth opportunities including strategic alliances and expect such activities will be funded from existing cash and cash equivalents, issuance of additional equity or additional borrowings, subject to market and other conditions. Our financial statements for the year ended December 31, 2010 have been prepared assuming we will continue as a going concern. As of the date of this report, we do not believe that our current cash balances, together with cash generated from future operations and amounts available under our credit facilities will be sufficient to fund operations for the next twelve months. If cash generated from operations is not sufficient to satisfy our working capital and capital expenditure requirements, we will be required to sell additional equity or obtain additional credit facilities. There is no assurance that such financing will be available or that we will be able to complete financing on satisfactory terms, if at all.

The Company has a real estate mortgage with First Niagara and a line of credit with Rosenthal.

Real Estate Mortgage

On December 17, 2009, we closed on a refinancing and consolidation of our existing real estate mortgage and term note with First Niagara (the “Mortgage Consolidation Loan”). The Mortgage Consolidation Loan was secured by our facility in Kinderhook, New York as well as various pieces of machinery and equipment. We had to comply with a covenant to maintain a certain level of Liquidity (defined as any combination of cash, marketable securities or borrowing availability under one or more credit facilities other than the Mortgage Consolidation Loan), and we maintained compliance with this covenant through the term of the Mortgage Consolidation Loan.

The annual interest rate of the Mortgage Consolidation Loan was fixed at 8.75%. The monthly payment of principal and interest was $16,125. We incurred approximately $28,000 in costs associated with the Mortgage Consolidation Loan, which were included in prepaid expenses and other current assets, and were amortized over the term of the Mortgage Consolidation Loan. Payments commenced on the Mortgage Consolidation Loan on February 1, 2010, and the loan matured on January 1, 2011.  On February 23, 2011, we amended and extended the Mortgage Consolidation Loan (See Part IV, Item 15, Note L – Subsequent Events).

Rosenthal Line of Credit

On July 1, 2009, we entered into a Financing Agreement (the “Financing Agreement”) with Rosenthal to refinance a line of credit held by First Niagara. Under the Financing Agreement, Rosenthal agreed to provide the Company with up to $1,500,000 under a revolving secured line of credit (“Rosenthal Line of Credit”). The Rosenthal Line of Credit is collateralized by a first security interest in all of the Company’s receivables, inventory, and intellectual property, and a second security interest in our machinery and equipment, leases, leasehold improvements, furniture and fixtures. The maximum availability of $1,500,000 is subject to an availability formula based on certain percentages of accounts receivable and inventory, and elements of the availability formula are subject to periodic review and revision by Rosenthal. Under the Financing Agreement, we pay Rosenthal an administrative fee of $1,500 per month and an annual fee of $15,000. There are additional administrative fees that totaled $14,000 in the year ended December 31, 2010, and $12,000 in the year ended December 31, 2009. Under the Financing Agreement, interest is payable monthly. Interest is charged at variable rates, with minimum monthly interest of $4,000. We incurred $57,000 and $22,000 in interest expense in the year ended December 31, 2010 and December 31, 2009, respectively. So long as any obligations are due under the Rosenthal Line of Credit, we must maintain working capital of not less than $2,000,000 and tangible net worth, as defined by the Financing Agreement, of not less than $4,000,000 at the end of each fiscal quarter. Under the Financing Agreement, tangible net worth is defined as (a) the aggregate amount of all Company assets (in accordance with U.S. GAAP), excluding such other assets as are properly classified as intangible assets under U.S. GAAP, less (b) the aggregate amount of liabilities (excluding liabilities that are subordinate to Rosenthal). As of December 31, 2010, we were not in compliance with the tangible net worth requirement, but Rosenthal waived the tangible net worth requirement for the quarter ended December 31, 2010. Rosenthal charged the Company a fee in the amount of $3,700 related to the granting of the waiver. Failure to comply with these working capital and tangible net worth requirements in the future could constitute an event of default and all amounts outstanding, at Rosenthal’s option, could be immediately due and payable without notice or demand. Upon the occurrence of any such default, in addition to other remedies provided under the Financing Agreement, we could be required to pay to Rosenthal a charge at the rate of the Over-Advance Rate plus 3% per annum on the outstanding balance from the date of default until the date of full payment of all amounts to Rosenthal. However, in no event could the default rate exceed the maximum rate permitted by law. The Rosenthal Line of Credit is payable on demand and Rosenthal may terminate the Financing Agreement at any time by giving the Company 45 days advance written notice.

The Financing Agreement terminates on May 31, 2012; however, we may terminate the Financing Agreement on any anniversary of the Closing Date with at least 90 days and not more than 120 days advance written notice to Rosenthal. If we elect to terminate the Financing Agreement prior to the expiration date, we will pay to Rosenthal a fee of (a) 3% of the Maximum Availability if such termination occurs prior to the first anniversary of the Closing Date, (b) 2% of the Maximum Availability if such termination occurs on or after the first anniversary of the Closing Date but prior to the second anniversary of the Closing Date, and (c) 1% of the Maximum Availability if such termination occurs on or after the second anniversary of the Closing Date. The Line of Credit is payable on demand and Rosenthal may terminate the Financing Agreement at any time by giving the Company 45 days advance written notice.

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

Working Capital

The Company’s working capital decreased $591,000 at December 31, 2010, when compared to working capital at December 31, 2009. Decreases in inventory and accounts receivable and an increase in our line of credit balance, offset by decreases in accounts payable and accrued expenses and other current liabilities contributed to the decrease in our working capital.

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

Cash Flows

Increases in prepaid expenses and other current assets and decreases in accrued expenses and accounts payable, offset by decreases in inventory and accounts receivable and increases in wages payable resulted in cash used in operating activities of $53,000 for the year ended December 31, 2010. The primary use of cash in the years ended December 31, 2010 and December 31, 2009 was funding of operations.

Net cash used in investing activities in the years ended December 31, 2010 and December 31, 2009 was for investment in property, plant and equipment. Net cash used in the year ended December 31, 2010 was $70,000 compared to $35,000 of net cash used in the year ended December 31, 2009.

Net cash provided by financing activities in the year ended December 31, 2010 consisted of net proceeds from our line of credit offset by payments on debt financing. Net cash used in financing activities in the year ended December 31, 2009 consisted of net payments on our line of credit, payment of debt issuance costs as well as payments on other debt financing. Net cash provided by financing activities was $125,000 in the year ended December 31, 2010, compared to net cash used in financing activities of $385,000 in the year ended December 31, 2009.

At December 31, 2010 and December 31, 2009, we had cash and cash equivalents of $37,000 and $35,000, respectively.

Given our current sales levels and results of operations, we expect that we will need to raise additional capital in the year ending December 31, 2011 to be able to continue operations. If events and circumstances occur such that we do not meet our current operating plans, we are unable to raise sufficient additional equity or debt financing, or our credit facilities are insufficient or not available, we may be required to further reduce expenses or take other steps which could have a material adverse effect on our future performance.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued Update No. 2010-04, “Accounting for Various Topics; Technical Corrections to SEC Paragraphs”, (“ASU No. 2010-04”). ASU No. 2010-04 represents technical corrections to SEC paragraphs that were included in previously issued accounting standards. The amendments in ASU No. 2010-04 were effective upon issuance. The adoption of the guidance within ASU No. 2010-04 did not have a material impact on our financial statements.

In February 2010, the FASB issued Update No. 2010-08, “Technical Corrections to Various Topics”, (“ASU No. 2010-08”). ASU No. 2010-08 clarifies the new codified guidance on accounting and reporting in a number of areas. The amendments in ASU No. 2010-08 were effective for the first reporting period (including interim periods) beginning after issuance and the adoption of the guidance within ASU No. 2010-08 had no impact on our financial statements.

In March 2010, the FASB issued Update No. 2010-11, “Derivatives and Hedging (Topic 815), Scope Exception Related to Embedded Credit Derivatives”, (“ASU No. 2010-11”). ASU No. 2010-11 provides clarification and additional examples to resolve potential ambiguity about the breadth of the embedded credit derivatives scope exception in the original guidance. The amendments in ASU No. 2010-11 are effective at the beginning of our first quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of our first quarter beginning after issuance of ASU No. 2010-11. The adoption of the guidance within ASU No. 2010-11 did not have a material impact on our financial statements.

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

Under ASU No. 2010-17, a milestone should be considered substantive in its entirety. An individual milestone may not be bifurcated. An arrangement may include more than one milestone, and each milestone should be evaluated separately to determine whether the milestone is substantive. Accordingly, an arrangement may contain both substantive and nonsubstantive milestones. A vendor’s decision to use the milestone method of revenue recognition for transactions relating to research and development deliverables is a policy election. Other proportional revenue recognition methods also may be applied as long as the application of those other methods does not result in the recognition of consideration in its entirety in the period the milestone is achieved. The amendments in ASU No. 2010-17 are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. The adoption of the guidance within ASU No. 2010-17 did not have a material impact on our financial statements.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, Management has concluded that our internal control over financial reporting was effective as of December 31, 2010.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that exempt smaller reporting companies from this requirement.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item is contained in our definitive Proxy Statement with respect to our Annual Meeting of Shareholders for the year ended December 31, 2010, under the captions “Discussion of Proposal Recommended by Board”, “Directors that are not Nominees”, “Additional Executive Officers and Senior Management”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Code of Ethics”, “Audit Committee” and “Audit Committee Financial Expert” and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is contained in our definitive Proxy Statement with respect to our Annual Meeting of Shareholders for the year ended December 31, 2010, under the captions “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation”, and “Compensation Committee Report”, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is contained within Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities earlier in this Annual Report on Form 10-K and in our definitive Proxy Statement with respect to the Annual Meeting of Shareholders for the year ended December 31, 2010, under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is contained in our definitive Proxy Statement with respect to the Annual Meeting of Shareholders for the year ended December 31, 2010, under the captions “Certain Relationships and Related Transactions” and “Independent Directors”, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is contained in our definitive Proxy Statement with respect to the Annual Meeting of Shareholders for the year ended December 31, 2010, under the caption “Independent Public Accountants”, and is incorporated herein by reference.

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

(3)	See Item 15(b) of this Annual Report on Form 10-K.

(b)       Exhibits

Number	Description of Exhibits

3.5	Bylaws (1)
3.50	Amended and Restated Bylaws (2)
3.51	Amended and Restated Bylaws (3)
3.6	Fifth amendment to the Certificate of Incorporation (filed as Exhibit 3.6 to the Company’s Form SB-2 filed on November 21, 1996 and incorporated herein by reference)
3.7	Sixth amendment to the Certificate of Incorporation (2)
4.9	2009 Series A Debenture Offering - Form of Debenture Placement Agreement (4)
4.10	2009 Series A Debenture Offering - Form of Private Placement Memorandum (4)
4.11	2009 Series A Debenture Offering - Form of Security Purchase Agreement (4)
4.12	2009 Series A Debenture Offering - Form of Series A Debenture (4)
4.13	2009 Series A Debenture Offering - Form of Registration Rights Agreement (4)
4.15	Fiscal 2000 Nonstatutory Stock Option Plan (filed as part of the Company’s Proxy Statement for its Fiscal 2000 Annual Meeting and incorporated herein by reference) (a)
4.17	Fiscal 2001 Nonstatutory Stock Option Plan (filed as part of the Company’s Proxy Statement for its Fiscal 2002 Annual Meeting and incorporated herein by reference) (a)
4.18	2009 Series A Debenture Offering - Form of Placement Agent Warrant Agreement (5)
10.8	Lease dated August 1, 1999/New Jersey facility (6)
10.9	Amendment dated March 23, 2001 to Lease dated August 1, 1999/New Jersey facility (7)
10.17	Amendment No.3 dated August 20, 2002/New Jersey facility (8)
10.25	Amendment No 4 dated October 9, 2006/Lease of New Jersey facility (9)
10.26	Amendment No. 5 dated January 19, 2007/Lease of New Jersey facility (9)
10.28	Employment contract between the Company and Martin Gould (a)(10)
10.30	Employment contract between the Company and Stefan Parker (a)(11)
10.31	Employment contract between the Company and Douglas Casterlin (a)(12)
10.32	Employment contract between the Company and Stan Cipkowski (a)(13)
10.33	Letter amending Employment Contract between the Company and Stefan Parker(14)
10.34	Change in control/Severance Agreement between the Company and Melissa A. Waterhouse(14)
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1	Section 1350 Certification of the Chief Executive Officer
32.2	Section 1350 Certification of the Chief Financial Officer
(a)	Indicates an employee benefits plan, management contract or compensatory plan or arrangement in which a named executive officer participates.
(1)	Filed as the exhibit number listed to the Company’s Form 10-SB filed on November 21, 1996 and incorporated herein by reference.
(2)	Filed as the exhibit number listed to the Company’s Form 10-KSB filed on April 15, 2002 and incorporated herein by reference.
(3)	Filed as the exhibit number listed to the Company’s Current Report on Form 8-K filed on October 18, 2007 and incorporated herein by reference.
(4)	Filed as the exhibit number listed to the Company’s Registration Statement on Form S-3 filed on April 15, 2009 and amended on May 5, 2009 and incorporated herein by reference.

(5)	Filed as exhibit number 4.13 to the Company’s Registration Statement on Form S-3 filed on April 15, 2009 and amended on May 5, 2009 and incorporated herein by reference.
(6)	Filed as the exhibit number listed to the Company’s Form 10-KSB filed on August 11, 2000 and incorporated herein by reference.
(7)	Filed as the exhibit number listed to the Company’s Form 10-KSB filed on August 13, 2001 and incorporated herein by reference.
(8)	Filed as the exhibit number listed to the Company’s Form 10-KSB filed on March 31, 2003 and incorporated herein by reference.
(9)	Filed as the exhibit number listed to the Company’s Form 10-KSB filed on March 29, 2007 and incorporated herein by reference.
(10)	Filed as the exhibit number listed to the Company’s Form 10-QSB filed on August 13, 2007 and incorporated herein by reference.
(11)	Filed as the exhibit number listed to the Company’s Form 8-K filed on August 24, 2007 and incorporated herein by reference.
(12)	Filed as the exhibit number listed to the Company’s Form 8-K filed on May 1, 2008 and incorporated herein by reference.
(13)	Filed as the exhibit number listed to the Company’s Form 10-Q filed on November 13, 2009 and incorporated herein by reference.
(14)	Filed as the exhibit number listed to the Company’s Form 8-K filed on August 20, 2010 (and subsequently amended on September 3, 2010) and incorporated herein by reference.
(c)	Not applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN BIO MEDICA CORPORATION

By /s/ Stefan Parker

Stefan Parker
Chief Financial Officer/Executive Vice President, Finance
Principal Financial Officer
Principal Accounting Officer

Date: March 25, 2011

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 25, 2011:

/s/ Stan Cipkowski	Chief Executive Officer & Director
Stan Cipkowski	Principal Executive Officer

/s/ Edmund Jaskiewicz	Chairman of the Board and President
Edmund Jaskiewicz

/s/Richard P. Koskey	Director
Richard P. Koskey

/s/ Carl A. Florio	Director
Carl A. Florio

/s/ Jean Neff	Director
Jean Neff

/s/ Stefan Parker	Chief Financial Officer
Stefan Parker	Executive Vice President, Finance
Principal Financial Officer
Principal Accounting Officer

S-1

AMERICAN BIO MEDICA CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 To the Stockholders and Board of Directors of
American Bio Medica Corporation

We have audited the accompanying balance sheets of American Bio Medica Corporation as of December 31, 2010 and 2009, and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Bio Medica Corporation as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ UHY LLP

Albany, New York
March 25, 2011

AMERICAN BIO MEDICA CORPORATION

Balance Sheets

	December 31,	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$37,000	$35,000
Accounts receivable, net of allowance for doubtful accounts of $76,000 at December 31, 2010 and $67,000 at December 31, 2009	743,000	816,000
Inventory, net of allowance for slow moving and obsolete inventory of $213,000 at December 31, 2010 and $271,000 at December 31, 2009	3,604,000	4,315,000
Prepaid expenses and other current assets	121,000	101,000
Total current assets	4,505,000	5,267,000

Property, plant and equipment, net	1,409,000	1,624,000
Debt issuance costs, net	72,000	118,000
Other assets	29,000	31,000
Total assets	$6,015,000	$7,040,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$432,000	$678,000
Accrued expenses and other current liabilities	287,000	506,000
Wages payable	252,000	215,000
Line of credit	493,000	260,000
Current portion of long-term debt	130,000	107,000
Current portion of unearned grant	10,000	10,000
Total current liabilities	1,604,000	1,776,000
Other liabilities	140,000	136,000
Long-term debt	1,480,000	1,606,000
Related party note	124,000	124,000
Unearned grant	10,000	20,000
Total liabilities	3,358,000	3,662,000
COMMITMENTS AND CONTINGENCIES
Stockholders’ equity:
Preferred stock; par value $.01 per share; 5,000,000 shares authorized, none issued and outstanding at December 31, 2010 and 2009
Common stock; par value $.01 per share; 50,000,000 shares authorized; 21,744,768 issued and outstanding at December 31, 2010 and 2009	217,000	217,000
Additional paid-in capital	19,328,000	19,299,000
Accumulated deficit	(16,888,000)	(16,138,000)
Total stockholders’ equity	2,657,000	3,378,000
Total liabilities and stockholders’ equity	$6,015,000	$7,040,000
The accompanying notes are an integral part of the financial statements.

AMERICAN BIO MEDICA CORPORATION

Statements of Operations

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009

Net sales	$10,421,000	$9,726,000

Cost of goods sold	6,313,000	5,611,000

Gross profit	4,108,000	4,115,000

Operating expenses:
Research and development	297,000	418,000
Selling and marketing	2,030,000	2,052,000
General and administrative	2,315,000	2,317,000

Operating loss	(534,000)	(672,000)

Other income / (expense):
Interest income	1,000	1,000
Interest expense	(216,000)	(203,000)
Other income / (expense), net	3,000	(25,000)

Net loss before tax	(746,000)	(899,000)

Income tax expense	(4,000)	(1,000)

Net loss	$(750,000)	$(900,000)

Basic and diluted loss per common share	$(0.03)	$(0.04)

Weighted average number of shares outstanding – basic and diluted	21,744,768	21,744,768
The accompanying notes are an integral part of the financial statements.

AMERICAN BIO MEDICA CORPORATION

Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance-December 31, 2008	21,744,768	$217,000	$19,279,000	$(15,238,000)	$4,258,000

Share-based payment expense			20,000		20,000
Net loss				(900,000)	(900,000)

Balance-December 31, 2009	21,744,768	$217,000	$19,299,000	$(16,138,000)	$3,378,000

Share-based payment expense			29,000		29,000
Net loss				(750,000)	(750,000)

Balance-December 31, 2010	21,744,768	$217,000	$19,328,000	$(16,888,000)	$2,657,000

The accompanying notes are an integral part of the financial statements.

AMERICAN BIO MEDICA CORPORATION

Statements of Cash Flows

	Year Ended	Year Ended
	December 31,	December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(750,000)	$(900,000)
Adjustments to reconcile net loss to net cash provided by / (used in) operating activities:
Depreciation	289,000	336,000
Loss on disposal of property, plant and equipment		36,000
Amortization of debt issuance costs	71,000	42,000
Provision for bad debts	24,000	40,000
Provision for slow moving and obsolete inventory	(58,000)	(37,000)
Share-based payment expense	29,000	20,000
Changes in:
Accounts receivable	49,000	305,000
Inventory	769,000	1,274,000
Prepaid expenses and other current assets	(44,000)	22,000
Other assets	2,000	16,000
Accounts payable	(246,000)	(766,000)
Accrued expenses and other current liabilities	(219,000)	(38,000)
Unearned grant	(10,000)	(10,000)
Wages payable	37,000	(15,000)
Other liabilities	4,000	(71,000)

Net cash provided by / (used in) operating activities	(53,000)	254,000

Cash flows from investing activities:
Purchase of property, plant and equipment	(70,000)	(35,000)

Net cash used in investing activities	(70,000)	(35,000)

Cash flows from financing activities:
Net proceeds (payments) from line of credit	232,000	(171,000)
Debt issuance costs		(69,000)
Payments on debt financing	(107,000)	(145,000)

Net cash provided by / (used in) financing activities	125,000	(385,000)

Net increase/(decrease) in cash and cash equivalents	2,000	(166,000)
Cash and cash equivalents – beginning of period	35,000	201,000
Cash and cash equivalents – end of period	$37,000	$35,000
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$216,000	$203,000
Related party note issued in lieu of accounts payable	$	$124,000
Purchase of property, plant and equipment, financing through capital lease	$4,000	$
The accompanying notes are an integral part of the financial statements.

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2010

NOTE A - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

The Company:

American Bio Medica Corporation (the “Company”) is in the business of developing, manufacturing, and marketing point of collection testing products for drugs of abuse, as well as performing contract manufacturing services for third parties.

The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business.  For the year ended December 31, 2010, the Company had a net loss of $750,000 and net cash used in operating activities of $53,000, compared to a net loss of $900,000 and net cash provided by operating activities of $254,000 for the year ended December 31, 2009. The Company’s cash balances increased by $2,000 during the year ended December 31, 2010 and decreased by $166,000 during the year ended December 31, 2009. As of December 31, 2010, the Company had an accumulated deficit of $16,888,000. The Company has implemented programs to improve its financial prospects including entering into national and international distribution agreements, debt refinancing, implementing a number of cost-cutting initiatives, including strategic reductions in personnel, analyzing and controlling inventory levels and other measures to enhance profit margins. The Company continues to explore other measures, which would allow the Company to make further improvements in efficiency to lower the costs to manufacture its products.

If cash generated from operations is insufficient to satisfy the Company’s working capital and capital expenditure requirements, the Company will be required to sell additional equity or obtain additional credit facilities. There can be no assurance that such financing will be available or that the Company will be able to complete financing on satisfactory terms, if at all. The Company’s Mortgage Consolidation Loan facility with First Niagara matured on January 1, 2011 and the Company subsequently amended and extended the Mortgage Consolidation Loan with First Niagara (see Note L - Subsequent Events).

The Company’s history of operating cash flow deficits, its current cash position and lack of access to capital raise substantial doubt about its ability to continue as a going concern and its continued existence is dependent upon several factors, including its ability to raise revenue levels and reduce costs to generate positive cash flows, to sell additional shares of the Company’s common stock to fund operations and obtain additional credit facilities. Selling additional shares of the Company’s common stock and obtaining additional credit facilities may be more difficult as a result of limited access to equity markets and the tightening of credit markets. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of or classification of liabilities that might be necessary as a result of this uncertainty.

Significant Accounting Policies:

[1]           Cash equivalents: The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

[2]           Accounts Receivable: Accounts receivable consists of mainly trade receivables due from customers for the sale of our products. Payment terms vary on a customer-by-customer basis, and currently range from cash on delivery to net 60 days. Receivables are considered past due when they have exceeded their payment terms. Accounts receivable have been reduced by an estimated allowance for doubtful accounts. The Company estimates its allowance for doubtful accounts based on facts, circumstances and judgments regarding each receivable. Customer payment history and patterns, historical losses, economic and political conditions, trends and individual circumstances are among the items considered when evaluating the collectability of the receivables. Accounts are reviewed regularly for collectability and those deemed uncollectible are written off. At December 31, 2010 and December 31, 2009, the Company had an allowance for doubtful accounts of $76,000 and $67,000, respectively.

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2010

[3]           Inventory: Inventory is stated at the lower of cost or market. Work in process and finished goods are comprised of labor, overhead and raw material costs. Labor and overhead costs are determined on a rolling average cost basis and raw materials are determined on a first-in-first-out method. At December 31, 2010 and December 31, 2009, the Company established an allowance for slow moving and obsolete inventory of $213,000 and $271,000, respectively.

[4]           Income taxes: The Company follows ASC 740 “Income Taxes” (“ASC 740”) which prescribes the asset and liability method whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted laws and tax rates that will be in effect when the differences are expected to reverse.  The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits that are not expected to be realized.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.   Under ASC 740, tax benefits are recorded only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. [5] Depreciation: Property, plant and equipment are depreciated on the straight-line method over their estimated useful lives; generally 3-5 years for equipment and 30 years for buildings. Leasehold improvements and capitalized lease assets are amortized by the straight-line method over the shorter of their estimated useful lives or the term of the lease.

[6]           Revenue recognition: The Company recognizes revenue when title transfers upon shipment. Sales are recorded net of discounts and returns. All buyers have economic substance apart from the Company and the Company does not have any obligation for customer acceptance. The Company's price is fixed and determinable at the date of sale. The buyer has paid the Company or is obligated to pay the Company or, in the case of a distributor, the obligation is not contingent on the resale of the product, nor does the Company have any obligation to bring about the resale of the product. The buyer's obligation would not be changed in the event of theft or physical destruction or damage to the product. All distributors have economic substance apart from the Company and their own customers and payment terms are not conditional. The transactions with distributors are on terms similar to those given to the Company's other customers. No agreements exist with the distributors that offer a right of return.

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

[9]           Net loss per common share: Basic loss per common share is calculated by dividing net loss by the weighted average number of outstanding common shares during the period.

Potential common shares outstanding as of December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009

Warrants	75,000	75,000
Options	3,436,580	3,571,580

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2010

For the years ended December 31, 2010 and December 31, 2009, the number of securities not included in the diluted loss per share was 3,212,333 and 3,646,580, respectively, as their effect was anti-dilutive.

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

ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”) establishes a hierarchy for ranking the quality and reliability of the information used to determine fair values. ASC Topic 820 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

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

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2010

[13]        Accounting for share-based payments and stock warrants: In accordance with the provisions of ASC Topic 718, “Accounting for Stock Based Compensation”, the Company recognizes share-based payment expense for stock options and warrants. The weighted average fair value of options granted during the years ended December 31, 2010 and December 31, 2009 was $0.085 and $.156, respectively. (See Note I – Stockholders’ Equity; Stock Options)

The Company accounts for derivative instruments in accordance with ASC Topic 815 “Derivatives and Hedging” (“ASC Topic 815”). The guidance within ASC Topic 815 requires the Company to recognize all derivatives as either assets or liabilities on the statement of financial position unless the contract, including common stock warrants, settles in the Company’s own stock and qualifies as an equity instrument. A contract designated as an equity instrument is included in equity at its fair value, with no further fair value adjustments required; and if designated as an asset or liability is carried at fair value with any changes in fair value recorded in the results of operations. The Company did not issue any warrants in the year ended December 31, 2010 or the year ended December 31, 2009.

[14]        Concentration of credit risk: The Company sells its drug-testing products primarily to United States customers and distributors. Credit is extended based on an evaluation of the customer’s financial condition.

At December 31, 2010, two customers accounted for 28.2% and 17.3% of the Company’s net accounts receivable. A substantial portion of these balances was collected in the first quarter of the year ending December 31, 2011. At December 31, 2009, three customers accounted for 16.2%, 12.2% and 11.3% of the Company’s net accounts receivable. A substantial portion of these balances was collected in the first quarter of the year ended December 31, 2010. Due to the longstanding nature of our relationships with these customers and contractual obligations, the Company is confident that it will recover these amounts.

The Company has established an allowance for doubtful accounts of $76,000 and $67,000 at December 31, 2010 and December 31, 2009, respectively, based on factors surrounding the credit risk of our customers and other information.

One of our customers accounted for approximately 12.7% of net sales of the Company for the year ended December 31, 2010 and 11.1% of net sales of the Company for year ended December 31, 2009.

The Company maintains certain cash balances at financial institutions that are federally insured and at times the balances have exceeded federally insured limits.

[15]        Reporting comprehensive income: The Company reports comprehensive income in accordance with the provisions of ASC Topic 220, “Reporting Comprehensive Income” (“ASC Topic 220”). The provisions of ASC Topic 220 require the Company to report the change in the Company's equity during the period from transactions and events other than those resulting from investments by, and distributions to, the shareholders. For the years ended December 31, 2010 and December 31, 2009, comprehensive income was the same as net income.

[16]        Reclassifications: Certain items have been reclassified from the prior years to conform to the current year presentation.

[17]        New accounting pronouncements: In January 2010, the FASB issued Update No. 2010-04, “Accounting for Various Topics; Technical Corrections to SEC Paragraphs”, (“ASU No. 2010-04”). ASU No. 2010-04 represents technical corrections to SEC paragraphs that were included in previously issued accounting standards. The amendments in ASU No. 2010-04 were effective upon issuance. The adoption of the guidance within ASU No. 2010-04 did not have a material impact on our financial statements.

In February 2010, the FASB issued Update No. 2010-08, “Technical Corrections to Various Topics”, (“ASU No. 2010-08”). ASU No. 2010-08 clarifies the new codified guidance on accounting and reporting in a number of areas. The amendments in ASU No. 2010-08 were effective for the first reporting period (including interim periods) beginning after issuance and the adoption of the guidance within ASU No. 2010-08 had no impact on our financial statements.

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2010

In March 2010, the FASB issued Update No. 2010-11, “Derivatives and Hedging (Topic 815), Scope Exception Related to Embedded Credit Derivatives”, (“ASU No. 2010-11”). ASU No. 2010-11 provides clarification and additional examples to resolve potential ambiguity about the breadth of the embedded credit derivatives scope exception in the original guidance. The amendments in ASU No. 2010-11 are effective at the beginning of our first quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of our first quarter beginning after issuance of ASU No. 2010-11. The adoption of the guidance within ASU No. 2010-11 did not have a material impact on our financial statements.

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

Under ASU No. 2010-17, a milestone should be considered substantive in its entirety. An individual milestone may not be bifurcated. An arrangement may include more than one milestone, and each milestone should be evaluated separately to determine whether the milestone is substantive. Accordingly, an arrangement may contain both substantive and nonsubstantive milestones. A vendor’s decision to use the milestone method of revenue recognition for transactions relating to research and development deliverables is a policy election. Other proportional revenue recognition methods also may be applied as long as the application of those other methods does not result in the recognition of consideration in its entirety in the period the milestone is achieved. The amendments in ASU No. 2010-17 are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. The adoption of the guidance within ASU No. 2010-17 did not have a material impact on our financial statements.

NOTE B - INVENTORY

Inventory is comprised of the following:

	December 31, 2010	December 31, 2009

Raw Materials	$1,738,000	$2,013,000
Work In Process	1,589,000	2,154,000
Finished Goods	490,000	419,000
Allowance for slow moving and obsolete inventory	(213,000)	(271,000)
	$3,604,000	$4,315,000

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2010

NOTE C – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, are as follows:

	December 31, 2010	December 31, 2009

Land	$102,000	$102,000
Buildings and improvements	1,363,000	1,355,000
Manufacturing and warehouse equipment	2,418,000	2,363,000
Office equipment (incl. furniture and fixtures)	398,000	393,000
	4,281,000	4,213,000
Less accumulated depreciation	2,872,000	2,589,000
	$1,409,000	$1,624,000

Depreciation expense was $289,000 and $336,000 for the years ended December 31, 2010 and December 31, 2009, respectively.

NOTE D – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	December 31, 2010	December 31, 2009
Accrued accounting fees	$80,000	$101,000
Accrued interest payable	36,000	35,000
Accounts receivable credit balances	63,000	246,000
Accrued sales tax payable	3,000	6,000
Accrued expenses	50,000	44,000
Other current liabilities	55,000	74,000
	$287,000	$506,000

NOTE E – LONG-TERM DEBT

Long-term debt consisted of the following:

	December 31, 2010	December 31, 2009
First Niagara(1): Mortgage payable in equal monthly installments of $16,125 including interest at 8.75% through January 1, 2011 (“Maturity) with a final lump sum payment representing the entire unpaid balance of principal, plus accrued interest at Maturity, collateralized by the building, land and personal property	$850,000	$953,000
RICOH: Capital lease payable in equal monthly installment of $390 including interest at 14.11% through May 1, 2012	6,000	10,000
MARLIN: Capital lease payable in equal monthly installment of $147 including interest at 14.46% through September 1, 2013	4,000
Debenture financing: $750,000 in principal amount of Series A Debentures; interest at 10% per annum, payable semi-annually in August and February of each year with first payment due February 1, 2009; maturity date of August 1, 2012	750,000	750,000
	1,610,000	1,713,000
Less current portion	(130,000)	(107,000)
Non-current portion	$1,480,000	$1,606,000

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2010

(1)
The Mortgage Consolidation Loan with First Niagara was reclassified from long-term to short term in the first quarter of the year ended December 31, 2010 due to its maturity date of January 1, 2011; however, the Company amended and extended the Mortgage Consolidation Loan with First Niagara on February 23, 2011.

At December 31, 2010, the following are the maturities of long-term debt for each of the next five years:

2011	$130,000
2012	871,000
2013	609,000
2014	0
2015	0
$1,610,000

FIRST NIAGARA: MORTGAGE CONSOLIDATION LOAN

On December 17, 2009, we closed on a refinancing and consolidation of our existing real estate mortgage and term note with First Niagara (the “Mortgage Consolidation Loan”). The Mortgage Consolidation Loan was secured by our facility in Kinderhook, New York as well as various pieces of machinery and equipment. We had to comply with a covenant to maintain Liquidity of at least $50,000 (defined as any combination of cash, marketable securities or borrowing availability under one or more credit facilities other than the Mortgage Consolidation Loan), and we maintained compliance with this covenant through the term of the Mortgage Consolidation Loan.

The annual interest rate of the Mortgage Consolidation Loan was fixed at 8.75%. The monthly payment of principal and interest was $16,125. Accrued interest was paid at closing totaling $7,000. In addition, we were required to make a $25,000 principal payment at the time of closing on the prior existing Term Note. We incurred approximately $28,000 in costs associated with the Mortgage Consolidation Loan, which were included in prepaid expenses and other current assets, and were amortized over the term of the Mortgage Consolidation Loan. For the year ended December 31, 2010 and the year ended December 31, 2009, we amortized $24,000 and $2,000 of these costs, respectively. Payments commenced on the Mortgage Consolidation Loan on February 1, 2010, and the loan matured on January 1, 2011 (on February 23, 2011, we amended and extended the Mortgage Consolidation Loan (See Part IV, Item 15, Note L – Subsequent Events). The balance on the Mortgage Consolidation Loan was $850,000 and $953,000 for the years ended December 31, 2010 and December 31, 2009, respectively.

RICOH

In May 2007, the Company purchased a copier through an equipment lease with RICOH in the amount of $17,000. The term of the lease is five years with an interest rate of 14.11%.

MARLIN

In October 2010, the Company purchased a copier through an equipment lease with Marlin Leasing in the amount of $4,000. The term of the lease is two years with an interest rate of 14.46%.

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2010

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

The Company incurred $131,000 in expenses related to the offering, including $12,000 in expense related to warrants issued to the placement agent. For the years ended December 31, 2010 and December 31, 2009, the Company amortized $32,000 in expense related to these debt issuance costs in each of the years ended December 31, 2010 and December 31, 2009. The Company has also accrued interest expense related to the Series A Debentures of $31,000 at each of the years ended December 31, 2010 and December 31, 2009.

NOTE F – LINES OF CREDIT

FIRST NIAGARA LINE OF CREDIT

Effective August 1, 2008, we combined two lines of credit already in place with First Niagara into one line of credit (the “First Niagara Line of Credit”) and amended certain terms related to the First Niagara Line of Credit. The maximum amount available under the First Niagara Line of Credit was $750,000, and the maturity date of the First Niagara Line of Credit was April 1, 2009. On February 4, 2009, although the Company was current with the payment schedules for its credit facilities in place with First Niagara, the Company received a notice from First Niagara that an event of default had occurred under the Loan Documents related to the Credit Facilities, consisting of, among other things, the Company’s failure to comply with a maximum monthly net loss covenant under the First Niagara Line of Credit. On March 12, 2009, the Company entered into a Forbearance Agreement (the “Forbearance Agreement”) addressing the Company’s covenant non-compliance. The Forbearance Agreement was to be in effect until June 1, 2009; unless earlier terminated or thereafter extended (the “Forbearance Period”). On July 6, 2009, the Company and First Niagara entered into a Letter Agreement (the “July Letter Agreement”), which further amended the Forbearance Agreement. The July Letter Agreement extended the Forbearance Period to September 30, 2009, unless earlier terminated by First Niagara upon default or extended by mutual agreement, and required the Company to close on a full refinancing of the First Niagara Line of Credit on or before July 31, 2009. The Company did refinance the First Niagara Line of Credit with Rosenthal & Rosenthal, Inc. (“Rosenthal”) on July 1, 2009.

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2010

ROSENTHAL LINE OF CREDIT

On July 1, 2009, we entered into a Financing Agreement (the “Financing Agreement”) with Rosenthal to refinance a line of credit held by First Niagara. Under the Financing Agreement, Rosenthal agreed to provide the Company with up to $1,500,000 under a revolving secured line of credit (“Rosenthal Line of Credit”). The Rosenthal Line of Credit is collateralized by a first security interest in all of the Company’s receivables, inventory, and intellectual property, and a second security interest in our machinery and equipment, leases, leasehold improvements, furniture and fixtures. The maximum availability of $1,500,000 is subject to an availability formula based on certain percentages of accounts receivable and inventory, and elements of the availability formula are subject to periodic review and revision by Rosenthal. Under the Financing Agreement, we pay Rosenthal an administrative fee of $1,500 per month and an annual fee of $15,000. There are additional administrative fees that totaled $14,000 in the year ended December 31, 2010, and $12,000 in the year ended December 31, 2009. Under the Financing Agreement, interest is payable monthly. Interest is charged at variable rates, with minimum monthly interest of $4,000. We incurred $57,000 and $22,000 in interest expense in the year ended December 31, 2010 and December 31, 2009, respectively. So long as any obligations are due under the Rosenthal Line of Credit, we must maintain working capital of not less than $2,000,000 and tangible net worth, as defined by the Financing Agreement, of not less than $4,000,000 at the end of each fiscal quarter. Under the Financing Agreement, tangible net worth is defined as (a) the aggregate amount of all Company assets (in accordance with U.S. GAAP), excluding such other assets as are properly classified as intangible assets under U.S. GAAP, less (b) the aggregate amount of liabilities (excluding liabilities that are subordinate to Rosenthal). As of December 31, 2010, we were not in compliance with the tangible net worth requirement, but Rosenthal has waived the tangible net worth requirement for the quarter ended December 31, 2010. Rosenthal charged the Company a fee in the amount of $3,700 related to the granting of the waiver.  Failure to comply with these working capital and tangible net worth requirements in the future could constitute an event of default and all amounts outstanding, at Rosenthal’s option, could be immediately due and payable without notice or demand. Upon the occurrence of any such default, in addition to other remedies provided under the Financing Agreement, we could be required to pay to Rosenthal a charge at the rate of the Over-Advance Rate plus 3% per annum on the outstanding balance from the date of default until the date of full payment of all amounts to Rosenthal. However, in no event could the default rate exceed the maximum rate permitted by law. The Rosenthal Line of Credit is payable on demand and Rosenthal may terminate the Financing Agreement at any time by giving the Company 45 days advance written notice.

The Financing Agreement terminates on May 31, 2012; however, we may terminate the Financing Agreement on any anniversary of the Closing Date with at least 90 days and not more than 120 days advance written notice to Rosenthal. If we elect to terminate the Financing Agreement prior to the expiration date, we will pay to Rosenthal a fee of (a) 3% of the Maximum Availability if such termination occurs prior to the first anniversary of the Closing Date, (b) 2% of the Maximum Availability if such termination occurs on or after the first anniversary of the Closing Date but prior to the second anniversary of the Closing Date, and (c) 1% of the Maximum Availability if such termination occurs on or after the second anniversary of the Closing Date. The Line of Credit is payable on demand and Rosenthal may terminate the Financing Agreement at any time by giving the Company 45 days advance written notice.

The amount outstanding on the Rosenthal Line of Credit at December 31, 2010 was $493,000, with $357,000 of this amount outstanding collateralized by accounts receivable at an interest rate of 8% and $136,000 collateralized by inventory at an interest rate of 9%. Additional loan availability was $177,000, for a total Loan Availability of $670,000 as of December 31, 2010.

The amount outstanding on the Rosenthal Line of Credit at December 31, 2009 was $260,000, with $238,000 of this amount outstanding collateralized by accounts receivable at an interest rate of 8%, and $22,000 collateralized by inventory at an interest rate of 9%.

We incurred $41,000 in costs related to this refinancing. These costs are being amortized over the term of the Rosenthal Line of Credit. We amortized $14,000 and $7,000 of these costs during the years ended December 31, 2010 and December 31, 2009, respectively.

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2010

NOTE G - INCOME TAXES

A reconciliation of the U.S. Federal statutory income tax rate to the effective income tax rate is as follows:

	Year Ended December 31, 2010	Year Ended December 31, 2009

Tax expense at federal statutory rate	34%	34%
State tax expense, net of federal tax effect	5	5
Deferred income tax asset valuation allowance	(39)	(39)
Effective income tax rate	0%	0%

Significant components of the Company’s deferred income tax assets are as follows:

	Year Ended December 31, 2010	Year Ended December 31, 2009

Inventory	$22,000	$27,000
Inventory allowance	83,000	98,000
Share-based compensation	955,000	1,126,000
Allowance for doubtful accounts	30,000	26,000
Property, plant and equipment	(35,000)	(76,000)
Accrued compensation	32,000	30,000
Other	16,000	16,000
Net operating loss carry-forward	4,565,000	4,334,000
Total gross deferred income tax assets	5,668,000	5,581,000
Less deferred income tax assets valuation allowance	(5,668,000)	(5,581,000)
Net deferred income tax assets	$0	$0

The valuation allowance for deferred income tax assets as of December 31, 2010 and December 31, 2009 was $5,668,000 and $5,581,000, respectively. The net change in the deferred income tax assets valuation allowance was a decrease of $136,000 for the year ended December 31, 2010. The net change in the deferred income tax assets valuation allowance was an increase of $96,000 for the year ended December 31, 2009.

At December 31, 2010, the Company had Federal and New York State net operating loss carry-forwards for income tax purposes of approximately $11,704,000. Our net operating loss carry-forwards began to expire in 2009, however, we recorded a net loss for 2010, which resulted in an increase in our net operating loss carry-forwards. In assessing the realizability of deferred income tax assets, management considers whether or not it is more likely than not that some portion or all deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment.

The Company’s ability to utilize the operating loss carry-forwards may be subject to an annual limitation in future periods pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, if future changes in ownership occur.

The Company recognizes potential interest and penalties related to income tax positions as a component of the provision for income taxes on operations. The Company does not anticipate that total unrecognized tax benefits will materially change in the next twelve months. Tax years 2007 through 2009 remain open to examination by certain tax jurisdictions to which the Company is subject.

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2010

NOTE H – OTHER INCOME / EXPENSE

Other income for the year ended December 31, 2010 is mainly comprised of grant income of $10,000 related to a Columbia Economic Development Corporation grant, offset by $6,000 in state franchise tax penalty and interest expense. Other expense for the year ended December 31, 2009 is mainly comprised of a loss on disposals of property, plant and equipment of $35,000 offset by grant income of $10,000 related to the same Columbia Economic Development Corporation grant.

We received a $100,000 grant from the Columbia Economic Development Corporation that was dispersed to us in installments during the years ended December 31, 2002, 2003, and 2005. The grant is convertible to a loan based upon a percentage of the grant declining from 90% of the grant amount in 2003 to 0% in 2012. The unearned portion of the grant at December 31, 2010 and December 31, 2009 was $20,000 and $30,000, respectively. The grant is convertible to a loan only if the employment levels in the Kinderhook facility drop below 45 employees at any time during the year. The employment levels in the Kinderhook facility were 54 and 57 at December 31, 2010 and December 31, 2009, respectively. The grant income recognized in each of the years ended December 31, 2010 and December 31, 2009 was $10,000.

NOTE I – STOCKHOLDERS’ EQUITY

[1]           Stock option plans: We currently have two option plans, the Fiscal 2000 Non-statutory Stock Option Plan (the “2000 Plan”) and the Fiscal 2001 Non-statutory Stock Option Plan (the “2001 Plan”) (and together the “Plans”). Both Plans have been adopted by our Board of Directors and approved by our shareholders. The 2000 Plan provides for the granting of options to purchase up to 1,000,000 common shares each and the 2001 Plan provides for granting of options to purchase up to 4,000,000 common shares. Options granted under the Plans have lives of 10 years and vest over periods from 0 to 4 years. These Plans are administered by the Compensation/Option Committee of the Board of Directors, which determines the terms of options granted, including the exercise price, the number of shares subject to the option and the terms and conditions of exercise. Both the 2000 Plan and the 2001 Plan have options issued, however, only the 2001 Plan has options available for future issuance.

[2]           Stock options: During the year ended December 31, 2010, the Company issued options to purchase 325,000 shares of common stock under the 2001 Plan:

 On December 31, 2010, the Company issued options to purchase 275,000 shares of common stock under the 2001 Plan to 4 members of senior management and 8 other employees of the Company at an exercise price of $0.09 (the closing price of the Company’s common shares on the date of the grant). These option grants vest 100% on the one-year anniversary of the date of the grant.  The fair value of these stock option grants was estimated utilizing the Black-Scholes option-pricing model. The following weighted average assumptions were used: dividend yield of 0%; risk-free interest rate of 3.29%, expected life of 10 years; and stock price volatility of 86%. The value of these grants totaled $25,000 and the Company will recognize this share-based payment expense over the required service period of one year.

The remaining 50,000 options issued in the year ended December 31, 2010 were issued to the Company’s President and Chairman Edmund M. Jaskiewicz (“Jaskiewicz”); as a condition to the Rosenthal Line of Credit closing, Jaskiewicz was required to execute an Agreement of Subordination and Assignment (“Subordination Agreement”) related to $124,000 owed to Jaskiewicz by the Company as of June 29, 2009 (the “Jaskiewicz Debt”). Under the Subordination Agreement, the Jaskiewicz Debt is not payable, is junior in right to the Rosenthal Line of Credit and no payment may be accepted or retained by Jaskiewicz unless and until the Company has paid and satisfied in full any obligations to Rosenthal. Furthermore, the Jaskiewicz Debt was assigned and transferred to Rosenthal as collateral for the Rosenthal Line of Credit. As compensation for his execution of the Subordination Agreement, on July 1, 2010 Jaskiewicz was awarded a second option grant representing 50,000 common shares of the Company under the Company’s 2001 Plan, at an exercise price of $0.07, the closing price of the Company’s common shares on the date of the grant. The option grant was immediately exercisable. The fair value of the Jaskiewicz grant was estimated utilizing the Black-Scholes option-pricing model. The following weighted average assumptions were used: dividend yield of 0%; risk-free interest rate of 3.01%, expected life of 10 years; and stock price volatility of 80%. The value of the Jaskiewicz grant totaled $3,000 and the Company recognized this share-based payment expense fully in the year ended December 31, 2010.

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2010

During the year ended December 31, 2009, the Company issued options to purchase 550,000 shares of common stock under the 2001 Plan:

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

The calculated fair value of the Cipkowski options was $0.156 per share. The fair value of the Cipkowski option grant was estimated utilizing the Black-Scholes option-pricing model. The following weighted average assumptions were used: dividend yield of 0%; risk-free interest rate of 4.34%, expected life of 10 years; and stock price volatility of 69%. The value of the Cipkowski grant totaled $78,000, which the Company will recognize in share-based payment expense amortized over the required service period of 3 years. The Company recognized $26,000 in share-based payment expense for this grant in the year ended December 31, 2010 and $13,000 in share-based payment expense in the year ended December 31, 2009. As of December 31, 2010, there was $39,000 in unrecognized expense and 18 months remaining.

As previously noted, another condition to the Rosenthal Line of Credit closing was the requirement of Jaskiewicz to execute a Subordination Agreement related to the Jaskiewicz Debt.  As compensation for his execution of the Subordination Agreement, on July 1, 2009 Jaskiewicz was awarded an option grant representing 50,000 common shares of the Company under the Company’s 2001 Plan, at an exercise price of $0.20, the closing price of the Company’s common shares on the date of the grant. The option grant was immediately exercisable.

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

Stock option activity for the years ended December 31, 2010 and December 31, 2009 is summarized as follows: (the figures contained within the tables below have been rounded to the nearest thousand)

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2010

	Year Ended December 31, 2010		Year Ended December 31, 2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	3,572,000	$0.96	3,762,000	$1.34
Granted	325,000	$0.09	550,000	0.20
Exercised	0	NA	0	NA
Cancelled/expired	(460,000)	$1.40	(740,000)	$2.33
Options outstanding at end of year	3,437,000	$0.82	3,572,000	$0.96
Options exercisable at end of year	2,827,000	$0.96	3,072,000	$1.08

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2010

The following table presents information relating to stock options outstanding as of December 31, 2010:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of Exercise		Exercise	Remaining		Exercise
Price	Shares	Price	Life in Years	Shares	Price

$0.07 - $0.85	1,378,000	$0.41	6.04	768,000	$0.62
$0.86 - $1.10	1,583,000	$1.02	2.63	1,583,000	$1.02
$1.11 - $1.49	292,000	$1.14	2.03	292,000	$1.14
$1.50 - $2.50	184,000	$1.59	1.56	184,000	$1.59
TOTAL	3,437,000	$0.82	3.89	2,827,000	$0.96

 As of December 31, 2010 there were 68,500 options issued and outstanding under the 2000 Plan and 3,368,080 options issued and outstanding under the 2001 Plan, for a total of 3,436,580 options issued and outstanding as of December 31, 2010. Of the total options issued and outstanding, 2,826,580 are fully vested as of December 31, 2010. Intrinsic value of vested options as of December 31, 2010 was insignificant. As of December 31, 2010, there were 348,920 options available for issuance under the 2001 Plan.

[3]           Warrants: As of December 31, 2010, there were 75,000 warrants outstanding.

In connection with their services as placement agent in the Company’s Series A Debenture offering, on July 17, 2008, the Company issued Cantone Research, Inc. (“Cantone”) a four-year warrant to purchase 30,450 shares of the Company’s common stock at an exercise price of $0.37 per share, and on August 4, 2008 issued Cantone a four-year warrant to purchase 44,550 shares of the Company’s common stock at an exercise price of $0.40 per share. All warrants issued to Cantone were immediately exercisable upon issuance. The closing price of the Company’s common shares was $0.37 and $0.40 on July 17, 2008 and August 4, 2008, respectively. The July 17, 2008 warrants were valued using the Black Scholes pricing model and the following assumptions, dividend yield of zero, volatility of 46.0%, risk free interest rate of 4.7%, and expected life of 4 years. The August 4, 2008 warrants were valued using the Black Scholes pricing model and the following assumptions, dividend yield of zero, volatility of 46.1%, risk free interest rate of 4.6% and expected life of 4 years. The total value of the Cantone warrants was $12,000, which was recognized as financing costs and is being amortized over the term of the Series A Debentures, with $3,000 in expense being recognized in each of the years ended December 31, 2010 and the year ended December 31, 2009. As of December 31, 2010, there was $5,000 in unrecognized expense and 19 months remaining.

NOTE J – COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

[1]           Operating leases: The Company leases office and R&D/production facilities in New Jersey under long-term, non-cancellable operating leases through December 2011. The Company also leases office support equipment through September 2014. At December 31, 2010, the future minimum rental payments under these operating leases are as follows:

2011	92,000
2012	6,000
2013	6,000
2014	4,000
$108,000

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2010

Rent expense was $118,000 in the year ended December 31, 2010 and $114,000 in the year ended December 31, 2009.

[2]          Employment agreements: The Company has entered into employment agreements with its Chief Executive Officer Stan Cipkowski (“CEO”), Chief Financial Officer Stefan Parker (“CFO”) and Executive Vice President, Operations Douglas Casterlin (“EVP”). The agreement with the CEO provides for a $206,000 annual salary and was originally for a term of one year and automatically renewed unless either party gave advance notice of 60 days, however, on July 1, 2009, as a condition to the Rosenthal Line of Credit closing, the Company entered into a new employment contract with the CEO that is coterminous with the Rosenthal Line of Credit; all other terms and provisions of the CEO’s former employment contract remain unchanged. The agreement with the CFO originally provided for a $120,000 annual salary but was amended in August 2010 to provide for an annual salary of $135,000; the contract term remains one year and automatically renews unless either party gives advance notice of 60 days. The agreement with the EVP provides for a $149,000 annual salary, is for a term of one year and automatically renews unless either party gives advance notice of 60 days.

All of the employment agreements referenced above contain severance provisions; in the event the Company terminates the employment of the CEO, CFO and EVP for any reason other than cause (which is defined under the employment agreements), they would receive severance pay equal to 12 months of their base salary at the time of termination, with continuation of all medical benefits during the twelve-month period at the Company’s expense. In addition, the CEO, CFO and EVP may tender their resignation and elect to exercise the severance provision if they are required to relocate more than 50 miles from the Company’s New York facility as a continued condition of employment, if there is a substantial change in the responsibilities normally assumed by their position, or if they are asked to commit or conceal an illegal act by any officer or member of the board of directors of the Company.  In the case of a change in control of the Company, the CEO, CFO and EVP would be entitled to severance pay equal to two times their base salary under certain circumstances. The Company has also entered into a change in control and severance agreement with its Vice President and Chief Compliance Officer Melissa A. Waterhouse, which contains the same severance provisions.

[3]          Legal: On December 16, 2010, we filed a complaint in the Supreme Court of the State of New York in Columbia County against Martin R. Gould (“Gould”), Jacqueline Gale (“Gale”), Advanced Diagnosticum Products, Inc. (“ADPI”) and Biosure, Inc. (“Biosure”), together the “Defendants”. The Complaint alleges that Gould, our former Chief Science Officer and Executive Vice President of Technology and Gale, our former Vice President of Manufacturing and Development, were performing illegal, competitive, employment-related services for ADPI and Biosure during their employment with the Company, and using Company resources to perform such services. The Company also alleges that Gould and Gale were performing such services in their capacity as employees and/or officers of ADPI and Biosure. The Defendants continue to engage in these illegal actions, therefore, in addition to the compensatory and punitive damages noted below, the complaint also seeks an injunction restraining the Defendants from further engaging in such illegal actions. The Defendants exercised their right to remove the action to federal court, and proceedings are now pending in the United States District Court for the District of New Jersey.

In the Complaint, we assert claims of breach of duty of loyalty, breach of contract, violation of fiduciary duty and unfair competition and conversion specifically against Gould, and claims of breach of duty, violation of fiduciary duty and unfair competition and conversion specifically against Gale. In addition to these claims, we assert claims of conversion, tortious interference with contract, interference with prospective advantage and common law misappropriation of trade secret information against all Defendants. We are seeking judgment on nine (9) causes of action for compensatory damages against Defendants in such amount as may be established at trial; together with punitive damages in the amount of one million dollars ($1,000,000) for each cause of action in the Complaint.

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2010

In addition, from time to time, the Company is named in legal proceedings in connection with matters that arose during the normal course of business. While the ultimate result of any such litigation cannot be predicted, if the Company is unsuccessful in defending any such litigation, the resulting financial losses could have an adverse effect on the financial position, results or operations and cash flows of the Company. The Company is aware of no significant litigation loss contingencies for which management believes it is both probable that a liability has been incurred and that the amount of the loss can be reasonably estimated. The Company is unaware of any proceedings being contemplated by governmental authorities as of the date of this report.

NOTE K – RELATED PARTY DISCLOSURES

EDMUND M. JASKIEWICZ

During the years ended December 31, 2010 and December 31, 2009, the Company paid an aggregate of $74,000 and $49,000, respectively, to Edmund M. Jaskiewicz, the Company’s President and Chairman of the Board of Directors (“Jaskiewicz”) in consideration of his services as patent and trademark counsel to the Company, services as a member of its Board of Directors, and for reimbursement of expenses related to same. At December 31, 2010, there were invoices totaling $19,000 payable to Jaskiewicz.

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

As compensation for his execution of a Subordination Agreement, on July 1, 2009, Jaskiewicz was awarded an option grant representing 50,000 common shares of the Company under the Company’s 2001 Plan, at an exercise price of $0.20, the closing price of the Company’s common shares on the date of the grant, and on July 1, 2010, Jaskiewicz was awarded an option grant representing 50,000 common shares of the Company under the Company’s 2001 Plan, at an exercise price of $0.07, the closing price of the Company’s common shares on the date of the grant. Both option grants were immediately exercisable on the date of the grant.

ALEC CIPKOWSKI

During the years ended December 31, 2010 and December 31, 2009, the Company paid an aggregate of $60,000 and $66,000, respectively, to Alec Cipkowski.  Alec Cipkowski is the son of the Company’s Chief Executive Officer, Stan Cipkowski. Alec Cipkowski performs information technology services for the Company updating and maintaining the Company website as well as supporting the Rapid Reader products that are currently being used by customers. Alec Cipkowski was an independent contractor and not an employee of the Company until January 2009 when he was hired at an annual salary of $60,000. He receives normal employee benefits in accordance with the Company’s standard policies. Due to the timing of pay periods, at December 31, 2010 the Company owed Alec Cipkowski approximately $500, however, this amount was subsequently paid in the first regularly scheduled payroll in the year ending December 31, 2011.

AMERICAN BIO MEDICA CORPORATION
Notes to Financial Statements
December 31, 2010

NOTE L – SUBSEQUENT EVENTS

First Niagara: Mortgage Consolidation Loan

On February 23, 2011, the Company amended and extended its Mortgage Consolidation Loan with First Niagara. The amended Mortgage Consolidation Loan has a maturity date of March 1, 2013, and has a 6-year (72 month) amortization. The principal amount of the amended Mortgage Consolidation Loan is $815,000 with a fixed interest rate of 8.25%. Payments commenced on the amended Mortgage Consolidation Loan on March 1, 2011. We were required to make a $15,000 principal payment at the time of closing of the amended Mortgage Consolidation Loan. We also incurred approximately $2,000 in costs associated with this amendment, which were legal costs incurred by First Niagara and passed on to the Company. The amended Mortgage Consolidation continues to be secured by our facility in Kinderhook, New York as well as various pieces of machinery and equipment. All other terms of the Mortgage Consolidation Loan remain unchanged.

Legal Matters

On March 9, 2011, a Stipulation and Order to Transfer Venue was filed in the Company’s lawsuit against Martin R. Gould, Jacqueline Gale, Advanced Diagnosticum Products, Inc. and Biosure, Inc. (See Part IV, Item 15, Note [J] 3). The order transferred the venue of the complaint to the United States District Court for the District of New Jersey.

NOTE M- SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in one reportable segment.

Information concerning net sales by principal geographic location is as follows:

	Year Ended December 31, 2010	Year Ended December 31, 2009
United States	$9,288,000	$8,787,000
North America (not domestic)	872,000	694,000
Europe	118,000	96,000
Asia/Pacific Rim	56,000	58,000
South America	84,000	87,000
Africa	3,000	4,000
	$10,421,000	$9,726,000