Form 10-Q
period 2011-03-31
AMERICAN BIO MEDICA CORP
filed 2011-05-16
CIK 896747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

21,744,768 Common Shares as of May 16, 2011

American Bio Medica Corporation

Index to Quarterly Report on Form 10-Q
For the quarter ended March 31, 2011

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

American Bio Medica Corporation
Balance Sheets	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$83,000	$37,000
Accounts receivable, net of allowance for doubtful accounts of $66,000 at March 31, 2011, and $76,000 at December 31, 2010	889,000	743,000
Inventory, net of allowance for slow moving and obsolete inventory of $207,000 at March 31, 2011 and $213,000 at December 31, 2010	3,389,000	3,604,000
Prepaid expenses and other current assets	145,000	121,000
Total current assets	4,506,000	4,505,000

Property, plant and equipment, net	1,342,000	1,409,000
Debt issuance costs, net	62,000	72,000
Other assets	29,000	29,000
Total assets	$5,939,000	$6,015,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$698,000	$432,000
Accrued expenses and other current liabilities	219,000	287,000
Wages payable	276,000	252,000
Line of credit	652,000	493,000
Current portion of long-term debt	116,000	130,000
Current portion of unearned grant	10,000	10,000
Total current liabilities	1,971,000	1,604,000

Other liabilities	141,000	140,000
Long-term debt	1,449,000	1,480,000
Related party note	124,000	124,000
Unearned grant	10,000	10,000
Total liabilities	3,695,000	3,358,000

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Preferred stock; par value $.01 per share; 5,000,000 shares authorized, none issued and outstanding at March 31, 2011 and December 31, 2010
Common stock; par value $.01 per share; 50,000,000 shares authorized; 21,744,768 issued and outstanding at March 31, 2011 and December 31, 2010	217,000	217,000
Additional paid-in capital	19,341,000	19,328,000
Accumulated deficit	(17,314,000)	(16,888,000)

Total stockholders’ equity	2,244,000	2,657,000

Total liabilities and stockholders’ equity	$5,939,000	$6,015,000

The accompanying notes are an integral part of the financial statements

American Bio Medica Corporation
Statements of Operations
(Unaudited)
	For The Three Months Ended
	March 31,
	2011	2010

Net sales	$2,047,000	$2,426,000

Cost of goods sold	1,285,000	1,475,000

Gross profit	762,000	951,000

Operating expenses:
Research and development	52,000	102,000
Selling and marketing	457,000	487,000
General and administrative	627,000	581,000
	1,136,000	1,170,000

Operating loss	(374,000)	(219,000)

Other expense:
Interest expense	(51,000)	(54,000)
	(51,000)	(54,000)

Net loss before tax	(425,000)	(273,000)

Income tax expense		(3,000)

Net loss	$(425,000)	$(276,000)

Basic and diluted loss per common share	$(0.02)	$(0.01)

Weighted average number of shares outstanding – basic & diluted	21,744,768	21,744,768

The accompanying notes are an integral part of the financial statements

American Bio Medica Corporation
Statements of Cash Flows
(Unaudited)

	For The Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(425,000)	$(276,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	69,000	76,000
Amortization of debt issuance costs	12,000	18,000
Provision for bad debts	(15,000)	21,000
Provision for slow moving and obsolete inventory	(6,000)	(25,000)
Share-based payment expense	12,000	7,000
Changes in:
Accounts receivable	(131,000)	(419,000)
Inventory	221,000	351,000
Prepaid expenses and other current assets	(25,000)	(40,000)
Other assets		1,000
Accounts payable	266,000	20,000
Accrued expenses and other current liabilities	(68,000)	(235,000)
Wages payable	24,000	27,000
Other liabilities		2,000
Net cash used in operating activities	(66,000)	(472,000)

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,000)	(6,000)
Net cash used in investing activities	(2,000)	(6,000)

Cash flows from financing activities:
Payments on debt financing	(45,000)	(19,000)
Net proceeds from line of credit	159,000	518,000
Net cash provided by financing activities	114,000	499,000

Net increase in cash and cash equivalents	46,000	21,000
Cash and cash equivalents - beginning of period	37,000	35,000

Cash and cash equivalents - end of period	$83,000	$56,000

Supplemental disclosures of cash flow information
Cash paid during period for interest	$69,000	$72,000

The accompanying notes are an integral part of the financial statements

Notes to financial statements (unaudited)

March 31, 2011

Note A - Basis of Reporting

The accompanying unaudited interim financial statements of American Bio Medica Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. Accordingly, these unaudited interim financial statements do not include all information and footnotes required by U.S. GAAP for complete financial statement presentation. These unaudited interim financial statements should be read in conjunction with our audited financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2010. In the opinion of management, the interim financial statements include all normal, recurring adjustments which are considered necessary for a fair presentation of the financial position of the Company at March 31, 2011, and the results of our operations and cash flows for the three month periods ended March 31, 2011 and March 31, 2010.

Operating results for the three months ended March 31, 2011 are not necessarily indicative of results that may be expected for the year ending December 31, 2011. Amounts at December 31, 2010 are derived from our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.

 During the three months ended March 31, 2011, there were no significant changes to our critical accounting policies, which are included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

These unaudited interim financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. Our independent registered public accounting firm's report on the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010, contained an explanatory paragraph regarding our ability to continue as a going concern. As of the date of this report, our current cash balances, together with cash generated from future operations and amounts available under current credit facilities may not be sufficient to fund operations for the next 12 months if sales levels do not improve and an inability to market and sell our point of collection oral fluid drug tests in the Workplace market would negatively impact our revenues. If cash generated from operations is not sufficient to satisfy our working capital and capital expenditure requirements, we will be required to sell additional equity or obtain additional credit facilities. There is no assurance that such financing will be available or that we will be able to complete financing on satisfactory terms, if at all.

Recent Accounting Standards

There were no new standards adopted that are expected to have a material impact on our interim financial statements.

Note B – Net Loss Per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted average number of outstanding common shares during the period. Diluted net loss per common share includes the weighted average dilutive effect of stock options and warrants. Potential common shares outstanding as of March 31, 2011 and 2010:

	March 31, 2011	March 31, 2010
Warrants	75,000	75,000
Options	3,036,580	3,561,580

The number of securities not included in the diluted net loss per common share for the three months ended March 31, 2011 and March 31, 2010 (because the effect would have been anti-dilutive) were 3,111,580 and 3,136,580, respectively.

Note C – Litigation

On December 16, 2010, we filed a complaint in the Supreme Court of the State of New York in Columbia County against Martin R. Gould (“Gould”), Jacqueline Gale (“Gale”), Advanced Diagnosticum Products, Inc. (“ADPI”) and Biosure, Inc. (“Biosure”), together the “Defendants”. The complaint alleges that Gould, our former Chief Science Officer and Executive Vice President of Technology, and Gale, our former Vice President of Manufacturing and Development, were performing illegal, competitive, employment-related services for ADPI and Biosure during their employment with the Company, were using Company resources to perform such services, were doing so in their capacity as employees and/or officers of ADPI and Biosure. Because the Defendants continue to engage in illegal activity, in addition to the compensatory and punitive damages noted below, the complaint also seeks an injunction restraining the Defendants from engaging in further wrongdoing. The Defendants exercised their right to remove the action to federal court, and proceedings are now pending in the United States District Court for the District of New Jersey.

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

On March 28, 2011, the Defendants filed an Answer to our Complaint and Defendant Gould filed a counter-claim against the Company in the amount of $150,000 alleging breach of conduct related to an employment agreement between Gould and the Company. We filed a reply to Gould’s counterclaim on April 13, 2011. Our reply asserted that the Company did not breach the prior employment agreement in place with Gould, that the Company provided the required written notice of non-renewal of Gould’s employment agreement, and that Gould’s employment agreement expired on May 31, 2010; at which time Gould became an at-will employee of the Company. Gould was subsequently terminated for cause on July 28, 2010.

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

Note D – Line of Credit and Debt

Rosenthal and Rosenthal, Inc. (“Rosenthal”) Line of Credit

We have entered into a Financing Agreement (the “Financing Agreement”) with Rosenthal. Under the Financing Agreement, Rosenthal provides the Company with up to $1,500,000 under a revolving secured line of credit (“Rosenthal Line of Credit”). The Rosenthal Line of Credit is collateralized by a first security interest in all of the Company’s receivables, inventory, and intellectual property, and a second security interest in our machinery and equipment, leases, leasehold improvements, furniture and fixtures. The maximum availability of $1,500,000 is subject to an availability formula based on certain percentages of accounts receivable and inventory, and elements of the availability formula are subject to periodic review and revision by Rosenthal. Under the Financing Agreement, we pay Rosenthal an administrative fee of $1,500 per month and an annual fee of $15,000. There are additional administrative fees paid that totaled $5,000 in the quarter ended March 31, 2011 and $6,000 in the quarter ended March 31, 2010. Under the Financing Agreement, interest is payable monthly. Interest is charged at variable rates, with minimum monthly interest of $4,000. We incurred $13,000 and $12,000 in interest expense in the quarters ended March 31, 2011 and March 31, 2010, respectively. So long as any obligations are due under the Rosenthal Line of Credit, we must maintain working capital of not less than $2,000,000 and tangible net worth, as defined by the Financing Agreement, of not less than $4,000,000 at the end of each fiscal quarter. Under the Financing Agreement, tangible net worth is defined as (a) the aggregate amount of all Company assets (in accordance with U.S. GAAP), excluding such other assets as are properly classified as intangible assets under U.S. GAAP, less (b) the aggregate amount of liabilities (excluding liabilities that are subordinate to Rosenthal). Effective March 31, 2011, we amended the Financing Agreement with Rosenthal to lower the tangible net worth requirement from $4,000,000 to $2,750,000, and as of the date of this report, we are in compliance with this covenant. Rosenthal charged the Company a fee in the amount of $5,000 related to this amendment of the Financing Agreement. Failure to comply with these working capital and tangible net worth requirements in the future could constitute an event of default and all amounts outstanding, at Rosenthal’s option, could be immediately due and payable without notice or demand. Upon the occurrence of any such default, in addition to other remedies provided under the Financing Agreement, we could be required to pay to Rosenthal a charge at the rate of the Over-Advance Rate plus 3% per annum on the outstanding balance from the date of default until the date of full payment of all amounts to Rosenthal. However, in no event could the default rate exceed the maximum rate permitted by law. The Rosenthal Line of Credit is payable on demand and Rosenthal may terminate the Financing Agreement at any time by giving the Company 45 days advance written notice.

The Financing Agreement terminates on May 31, 2012; however, we may terminate the Financing Agreement on any anniversary of the Closing Date with at least 90 days and not more than 120 days advance written notice to Rosenthal. If we elect to terminate the Financing Agreement prior to the expiration date, we will pay to Rosenthal a fee of (a) 2% of the Maximum Availability if such termination occurs on or after the first anniversary of the Closing Date but prior to the second anniversary of the Closing Date, and (b) 1% of the Maximum Availability if such termination occurs on or after the second anniversary of the Closing Date.

The amount outstanding on the Rosenthal Line of Credit at March 31, 2011 was $652,000, with $444,000 of this amount outstanding collateralized by accounts receivable at an interest rate of 8% and $208,000 collateralized by inventory at an interest rate of 9%. Additional loan availability was $127,000, for a total Loan Availability of $779,000 as of March 31, 2011.

The amount outstanding on the Rosenthal Line of Credit at December 31, 2010 was $493,000, with $357,000 of this amount outstanding collateralized by accounts receivable at an interest rate of 8% and $136,000 collateralized by inventory at an interest rate of 9%. Additional loan availability was $177,000, for a total Loan Availability of $676,000 as of December 31, 2010.

We incurred $41,000 in costs related to this refinancing. These costs are being amortized over the term of the Rosenthal Line of Credit. We amortized $3,500 of these costs during each of the quarters ended March 31, 2011 and March 31, 2010.

Mortgage Consolidation Loan

On February 23, 2011, we amended and extended our Mortgage Consolidation Loan with First Niagara Bank (“First Niagara”). The amended Mortgage Consolidation Loan has a maturity date of March 1, 2013, and has a 6-year (72 month) amortization. The principal amount of the amended Mortgage Consolidation Loan is $815,000 with a fixed interest rate of 8.25%. The monthly payment of principal and interest is $14,000 and payments commenced on the amended Mortgage Consolidation Loan on March 1, 2011. We were required to make a $15,000 principal payment at the time of closing of the amended Mortgage Consolidation Loan. We also incurred approximately $2,000 in costs associated with this amendment, which were legal costs incurred by First Niagara and passed on to the Company. The amended Mortgage Consolidation continues to be secured by our facility in Kinderhook, New York as well as various pieces of machinery and equipment. All other terms of the Mortgage Consolidation Loan remain unchanged, including compliance with a covenant (measured monthly) to maintain a certain level of Liquidity (defined as any combination of cash, marketable securities or borrowing availability under one or more credit facilities other than the Mortgage Consolidation Loan). As of the date of this report, we are in compliance with this covenant.

The balance on the Mortgage Consolidation Loan was $806,000 at March 31, 2011 and $850,000 at December 31, 2010.

Copier Leases

In May 2007, we purchased a copier through an equipment lease with RICOH in the amount of $17,000. The term of the lease is five years with an interest rate of 14.11%.  The amount outstanding on this lease at March 31, 2011 and was $5,000 and $6,000 at December 31, 2010.

In October 2010, we purchased a copier through an equipment lease with Marlin Leasing in the amount of $4,000. The term of the lease is two years with an interest rate of 14.46%.  The amount outstanding on this lease at March 31, 2011 and December 31, 2010 was $4,000.

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

We incurred $131,000 in expenses related to the offering, including $12,000 in expense related to warrants issued to the placement agent. We amortized $8,000 of expense related to these debt issuance costs in both the three months ended March 31, 2011 and March 31, 2010. We have also accrued interest expense related to the Series A Debentures of $13,000 at March 31, 2011 and $31,000 at December 31, 2010.

Note E – Stock Option Grants

As a condition to the Financing Agreement with Rosenthal, our Chief Executive Officer, Stan Cipkowski  (“Cipkowski”) was required to execute a Validity Guarantee (the “Validity Guarantee”) that includes representations and warranties with respect to the validity of the Company’s receivables and guarantees the accuracy of the Company’s reporting to Rosenthal related to its receivables and inventory. The Validity Guarantee places Cipkowski’s personal assets at risk in the event of a breach of such representations, warranties and guarantees. As part of the compensation for his execution of the Validity Guarantee, on July 1, 2009, Cipkowski was awarded an option grant representing 500,000 common shares of the Company under its Fiscal 2001 Stock Option Plan (the “2001 Plan”), at an exercise price of $0.20, the closing price of the Company’s common shares on the date of the grant. The option grant vests over 3 years in equal installments, and the first 33% of the grant vested on July 1, 2010. We will recognize $78,000 in share-based payment expense amortized over the required service period of 3 years. We recognized $7,000 in share-based payment expense for this grant in each of the three months ended March 31, 2011 and March 31, 2010. As of March 31, 2011 there was $33,000 in unrecognized expense with 15 months remaining.

As another condition to the Financing Agreement with Rosenthal, the Company’s President and Chairman of the Board, Edmund M. Jaskiewicz (“Jaskiewicz”) was required to execute an Agreement of Subordination and Assignment (“Subordination Agreement”) related to $124,000 owed to Jaskiewicz by the Company as of June 29, 2009 (the “Jaskiewicz Debt”). Under the Subordination Agreement, the Jaskiewicz Debt is not payable, is junior in right to the Rosenthal Line of Credit and no payment may be accepted or retained by Jaskiewicz unless and until the Company has paid and satisfied in full any obligations to Rosenthal. Furthermore, the Jaskiewicz Debt was assigned and transferred to Rosenthal as collateral for the Rosenthal Line of Credit.

As compensation for his execution of the Subordination Agreement, on July 1, 2009 Jaskiewicz was awarded an option grant representing 50,000 common shares of the Company under its 2001 Plan at an exercise price of $0.20, the closing price of the Company’s common shares on the date of the grant. The option grant was immediately exercisable. We recognized $8,000 during the year ended December 31, 2009 in share-based payment expense related to the grant of Jaskiewicz’s options upon issuance of the grant.

On July 1, 2010 (the first anniversary of the original stock option grant date of July 1, 2009), Jaskiewicz was awarded a second option grant representing 50,000 common shares of the Company under the Company’s 2001 Plan, at an exercise price of $0.07, the closing price of the Company’s common shares on the date of the grant. The option grant was immediately exercisable. During the year ended December 31, 2010, we recognized $3,000 in share-based payment expense for this grant.

Furthermore, upon the second anniversary of the original stock option grant, Jaskiewicz is to be awarded an additional option grant of 50,000 each (“Additional Grant”). The exercise price of the Additional Grant will be the closing price of the Company’s common shares on the date of the grant, and the Additional Grant will be immediately exercisable. The Additional Grant will only be awarded if the Jaskiewicz Debt, or any remaining portion thereof, has not been repaid. If the Jaskiewicz Debt has been repaid in full, the Additional Grant will not be issued.

On December 31, 2010, we issued options to purchase 275,000 shares of common stock under the 2001 Plan to 4 members of senior management and 8 other employees of the Company at an exercise price of $0.09 (the closing price of the Company’s common shares on the date of the grant). These option grants vest 100% on the one-year anniversary of the date of the grant.  We will recognize $25,000 in share-based payment expense over the required service period of one year. We recognized $6,000 of this expense in the three months ended March 31, 2011.

Note F – Reclassifications

Certain items have been reclassified to conform to the current presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion of our financial condition and the results of operations should be read in conjunction with the interim Financial Statements and Notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion contains, in addition to historical statements, forward-looking statements that involve risks and uncertainties. Our actual future results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the factors discussed in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 and in this Quarterly Report on Form 10-Q. Any forward-looking statement speaks only as of the date on which such statement is made and we do not intend to update any such forward-looking statements.

Overview

The recession continued to have a negative impact on our sales in the three months ended March 31, 2011.  Although we experienced sales growth in the year ended December 31, 2010 (when compared to the year ended December 31, 2009), sales in the three months ended March 31, 2011 were down 15.6% when compared to the three months ended March 31, 2010. The Company’s core markets remain the Workplace and Government markets. We continue to believe that it will be some time before significant economic growth occurs allowing employment rates and government budgets to return to pre-recession levels. In addition, our sales were negatively impacted in the three months ended March 31, 2011 due to the temporary and voluntarily cessation of marketing and selling of our oral fluid product in the Workplace market (See Part II, Item 1A; Risk Factors).

During the three months ended March 31, 2011, we sustained a net loss of $425,000 from net sales of $2,047,000. We had cash used in operating activities of $66,000 for the three months ended March 31, 2011. We have already implemented cost-cutting measures to reduce expenses in all areas of the Company, and we continue to examine all expenses closely in efforts to minimize losses going forward if sales remain at current levels or continue to decline, or to reach profitability if sales levels improve.

During the three months ended March 31, 2011, we continued to market and distribute our point of collection products to detect the presence or absence of drugs of abuse in a urine or oral fluid specimen and our Rapid Reader® drug screen result and data management system, and we also performed bulk test strip contract manufacturing services for unaffiliated third parties.

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

Results of operations for the three months ended March 31, 2011 compared to the three months ended March 31, 2010

NET SALES: Net sales for the three months ended March 31, 2011 decreased 15.6% when compared to net sales for the three months ended March 31, 2010. Sales declines in national workplace accounts (some of which are oral fluid product customers) and government accounts were offset by sales increases in the International market (primarily as a result of sales to Latin America), while sales to non-national direct accounts remained relatively unchanged. Unemployment rates in the United States continue to fluctuate and this, along with the uncertainty of general economic conditions in the United States continues to affect our sales levels in the United States. The Bureau of Labor Statistics report released in March 2011 shows that unemployment rates were generally unchanged from the prior report released in February 2011. The jobless rate remained virtually unchanged at 8.8%, although there was slight improvement (0.9%) in March 2011 from March 2010.

Sales to government accounts continue to be impacted by price pressures caused by competitors selling products manufactured outside of the United States. Most government contracts are awarded via an open solicitation process and in most cases, the company with the lowest priced product is awarded the contract. Since foreign manufacturers can offer their products at a lower price due to lower costs, including but not limited to, lower labor, material, regulatory and insurance costs, it has become increasingly difficult to compete from a cost standpoint. However, we have been successful in garnering government contracts, especially in those cases when an emphasis is placed on quality, customer service, technical support and “Made in America” requirements. For some of the contracts we currently hold, decreased purchasing levels (in attempts to close budget deficits), have resulted in decreased buying by our customers.

Contract manufacturing sales declined slightly in the three months ended March 31, 2011 when compared to the three months ended March 31, 2010. This decline was a result of a decrease in contract manufacturing of a product for RSV (respiratory syncytial virus) partially offset by increased contract manufacturing of a product for fetal amniotic membrane rupture.

We will continue to focus our sales efforts on national accounts, non-national direct sales and contract manufacturing, while striving to reduce manufacturing costs. Reduction in manufacturing costs could enable us to be more cost competitive when attempting to secure government accounts, which are extremely price sensitive.

COST OF GOODS SOLD/GROSS PROFIT: Cost of goods sold increased to 62.8% of net sales in the three months ended March 31, 2011, compared to 60.8% of net sales in the three months ended March 31, 2010. A shift in sales mix from higher margin products to lower margin products and increased costs associated with product manufacturing accounted for the increase in cost of goods sold. Gross profit for the three months ended March 31, 2011 also declined from gross profit in the three months ended March 31, 2010 as a result of continued lower margin rates for new contracts with government accounts due to price pressures from foreign manufacturers, as well as continued price pressures in all markets.

OPERATING EXPENSES: Operating expenses decreased 2.9% for the three months ended March 31, 2011, compared to the three months ended March 31, 2010. We continue to assess our operating expenses to ensure they are adequate to elicit growth, support sales levels and address market trends and customer needs. In the three months ended March 31, 2011, research and development and selling and marketing expenses decreased, while general and administrative expenses increased; more specifically:

Research and Development (“R&D”) expense

R&D expense for the three months ended March 31, 2011 decreased 49.0%, compared to the three months ended March 31, 2010. This decrease is a result of reductions in salaries, employee related benefits, and supplies minimally offset by an increase in facilities rental costs. Our R&D department continues to focus their efforts on the enhancement of current products, development of new product platforms and exploration of contract manufacturing opportunities.

Selling and Marketing expense

Selling and marketing expense for the three months ended March 31, 2011 decreased 6.2%, compared to the three months ended March 31, 2010. This decrease is a result of reductions in sales salaries, due to decreased personnel and adjustment in base salaries, and commissions (as a result of reduced sales), offset by increases in postage and travel related expenses. In the three months ended March 31, 2011, we continued to promote our products through selected advertising, participation at high profile trade shows and other marketing activities. Our direct sales force continued to focus their selling efforts in our target markets, which include, but are not limited to, Workplace and Government, as well as focusing on the Clinical market, primarily physicians and pain management clinics, with our CLIA waived Rapid TOX product line.

General and Administrative (“G&A”) expense

G&A expense for the three months ended March 31, 2011 increased 7.9% compared to the three months ended March 31, 2010. Increases in G&A salaries, consulting fees and legal fees (stemming from our efforts to respond to and address a warning letter received from the U.S. Food and Drug Administration in July 2009; see Part II, Item 1A; Risk Factors), accounting fees, bank service fees and share-based payment expense (stemming from options grants issued in the third quarter of 2009 and in the third and fourth quarter of 2010 (see Part I, Item 1, Note E), were partially offset by reductions in investor relations, patents and licenses and repairs and maintenance costs and miscellaneous expense (stemming from a vendor related expense), and bad debt expense. Share based payment expense totaled $12,000 in the three months ended March 31, 2011 and $7,000 in the three months ended March 31, 2010.

Liquidity and Capital Resources as of March 31, 2011

Our cash requirements depend on numerous factors, including product development activities, penetration of our core markets, and effective management of inventory levels and production levels in response to sales forecasts. We expect to devote capital resources to continue product development and research and development activities. We will examine other growth opportunities including strategic alliances and expect such activities will be funded from existing cash and cash equivalents, issuance of additional equity or additional borrowings, subject to market and other conditions. Our financial statements for the year ended December 31, 2010 were prepared assuming we will continue as a going concern. As of the date of this report, our current cash balances, together with cash generated from future operations and amounts available under our credit facilities may not be sufficient to fund operations for the next twelve months. If cash generated from operations is not sufficient to satisfy our working capital and capital expenditure requirements, we will be required to sell additional equity or obtain additional credit facilities. There is no assurance that such financing will be available or that we will be able to complete financing on satisfactory terms, if at all.

As of March 31, 2011, we had a Mortgage Consolidation Loan with First Niagara and a Line of Credit with Rosenthal. The Rosenthal Line of Credit had a total loan availability of $779,000 as of March 31, 2011, with $127,000 of this amount available for borrowing. Effective March 31, 2011, we amended the Financing Agreement with Rosenthal to lower the tangible net worth requirement from $4,000,000 to $2,750,000, and as of the date of this report, we are in compliance with this covenant. (See Part I, Item 1, Note D).

Working capital

Our working capital decreased $366,000 at March 31, 2011, when compared to working capital at December 31, 2010. Decreases in inventory, increases in our line of credit balance and accounts payable, offset by an increase in accounts receivable and prepaid assets and a decrease in accrued expenses contributed to the decrease in our working capital.

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

Cash Flows

Increases in prepaid expenses and other current assets and accounts receivable and decreases in accrued expenses, offset by decreases in inventory and increases in accounts payable and wages payable resulted in cash used in operating activities of $66,000 for the three months ended March 31, 2011.  The primary use of cash in the three months ended March 31, 2011 and March 31, 2010 was funding of operations.

Net cash used in investing activities in the three months ended March 31, 2011 and March 31, 2010 was for investment in property, plant and equipment.

Net cash provided by financing activities in the three months ended March 31, 2011 and March 31, 2010 consisted primarily of net proceeds from our line of credit, offset by payments on debt financing.

At March 31, 2011, we had cash and cash equivalents of $83,000.

Outlook

Our primary short-term working capital needs relate to our efforts to increase high volume sales in the drugs of abuse testing market, to refine manufacturing and production capabilities and establish adequate inventory levels to support expected sales, while continuing support of research and development activities. We believe that our current infrastructure is sufficient to support our business; however, if at some point in the future we experience renewed growth in sales, we may be required to increase our infrastructure to support sales. It is also possible that additional investments in research and development, and increased expenditures in selling and marketing and general and administrative departments may be necessary in the future to: develop new products, enhance current products to meet the changing needs of the point of collection drugs of abuse testing market, grow contract manufacturing operations, promote our products in our markets and institute changes that may be necessary to comply with various public company reporting requirements, as well as FDA requirements related to the marketing and use of our products. We continue to take measures to attempt to control the rate of increase of these costs to be consistent with any sales growth rate we may experience in the near future.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (Principal Executive Officer)/Chief Financial Officer (Principal Financial Officer), together with other members of management, has reviewed and evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this review and evaluation, our Principal Executive Officer/Principal Financial Officer concluded that our disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

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

Item 1A. Risk Factors

There have been no material changes to our risk factors set forth in Part I, Item 1A, in our Annual Report on Form 10-K for the year ended December 31, 2010 except as set forth below:

We depend on key personnel to manage our business effectively.

We are dependent on the expertise and experience of our senior management for our future success. The loss of a member of senior management could negatively impact our business and results of operations. On March 25, 2011, we received letters of resignation from our EVP of Finance and Chief Financial Officer Stefan Parker and our EVP of Operations Douglas Casterlin (Mssrs. Parker and Casterlin had each been employed under an employment agreement with the Company). Our Chief Executive Officer Stan Cipkowski has assumed the position of interim Chief Financial Officer and Mr. Casterlin’s responsibilities have been absorbed by other employees where appropriate. We have employment agreements in place with current members of senior management, but there can be no assurance that any of our senior management will continue their employment. We maintain key man insurance for our Chief Executive Officer Stan Cipkowski.

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

We have communicated to the FDA our belief that marketing clearance is not required in non-clinical markets, and that such belief is based upon legal advice from our FDA counsel. To date, the FDA does not agree with our interpretation of FDA regulations related to medical devices, and the FDA continues to assert jurisdiction of drug testing performed in the workplace. Although we do not concede that the FDA has jurisdiction over drug testing when performed in the workplace, we have informed the FDA that we are willing to file a marketing clearance application. However, we have also advised the FDA that specific technical and scientific issues exist when attempting to utilize FDA’s draft guidance for our oral fluid point of collection drug tests (because the draft guidance was written for urine drug tests). Although we have met with the FDA, the FDA has yet to provide the additional guidance we have requested regarding the issues identified. This has impacted our ability to collect the data needed to obtain marketing clearance, but we continue to move forward with our efforts to resolve these issues with the FDA, collect the necessary supporting data and to obtain marketing clearance.

In response to communications and interactions with the FDA, on October 16, 2010, we voluntarily and temporarily suspended selling and marketing of our oral fluid drugs of abuse products in the Workplace market. Late in March 2011, we resumed shipment of the oral fluid drugs of abuse products.

The cost of obtaining marketing clearance is expected to be material and incurring such cost could have a negative impact on our efforts to improve our performance and to achieve profitability. Furthermore, there can be no assurance that we will obtain marketing clearance from the FDA, especially since we would be among the first companies to apply for such marketing clearance. Our point of collection oral fluid drug tests historically account for a material portion of our sales, with sales of oral fluid drug tests accounting for approximately 20% of our sales in the last two fiscal years (the majority of which are sales to the Workplace market). An inability to market and sell our point of collection oral fluid drug tests in the Workplace market will negatively impact our revenues.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6.  Exhibits

31.1/31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer/Chief Financial Officer

32.1/32.2	Certification of the Chief Executive Officer/Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN BIO MEDICA CORPORATION
(Registrant)

By:	/s/ Stan Cipkowski
Stan Cipkowski
Interim Chief Financial Officer
Principal Financial Officer
Principal Accounting Officer

Dated: May 16, 2011