Form 10-Q
period 2011-06-30
AMERICAN BIO MEDICA CORP
filed 2011-08-15
CIK 896747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

21,744,768 Common Shares as of August 15, 2011

American Bio Medica Corporation

Index to Quarterly Report on Form 10-Q
For the quarter ended June 30, 2011

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

American Bio Medica Corporation
Balance Sheets

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$22,000	$37,000
Accounts receivable, net of allowance for doubtful accounts of $66,000 at June 30, 2011, and $76,000 at December 31, 2010	1,079,000	743,000
Inventory, net of allowance for slow moving and obsolete inventory of $207,000 at June 30, 2011 and $213,000 at December 31, 2010	3,221,000	3,604,000
Prepaid expenses and other current assets	156,000	121,000
Total current assets	4,478,000	4,505,000

Property, plant and equipment, net	1,332,000	1,409,000
Debt issuance costs, net	50,000	72,000
Other assets	29,000	29,000
Total assets	$5,889,000	$6,015,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$600,000	$432,000
Accrued expenses and other current liabilities	224,000	287,000
Wages payable	281,000	252,000
Line of credit	580,000	493,000
Current portion of long-term debt	119,000	130,000
Current portion of unearned grant	10,000	10,000
Total current liabilities	1,814,000	1,604,000

Other liabilities	141,000	140,000
Long-term debt	1,419,000	1,480,000
Related party note	124,000	124,000
Unearned grant	10,000	10,000
Total liabilities	3,508,000	3,358,000

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity:
Preferred stock; par value $.01 per share; 5,000,000 shares authorized, none issued and outstanding at June 30, 2011 and December 31, 2010
Common stock; par value $.01 per share; 50,000,000 shares authorized; 21,744,768 issued and outstanding at June 30, 2011 and December 31, 2010	217,000	217,000
Additional paid-in capital	19,354,000	19,328,000
Accumulated deficit	(17,190,000)	(16,888,000)

Total stockholders’ equity	2,381,000	2,657,000

Total liabilities and stockholders’ equity	$5,889,000	$6,015,000
The accompanying notes are an integral part of the financial statements

American Bio Medica Corporation
Statements of Operations
(Unaudited)

	For The Six Months Ended
	June 30,
	2011	2010

Net sales	$4,533,000	$5,552,000

Cost of goods sold	2,620,000	3,140,000

Gross profit	1,913,000	2,412,000

Operating expenses:
Research and development	109,000	216,000
Selling and marketing	902,000	1,021,000
General and administrative	1,100,000	1,172,000
	2,111,000	2,409,000

Operating income / (loss)	(198,000)	3,000

Other expense:
Loss on disposal of property, plant and equipment	(1,000)
Interest expense	(101,000)	(108,000)
	(102,000)	(108,000)

Net loss before tax	(300,000)	(105,000)

Income tax expense	(1,000)	(3,000)

Net loss	$(301,000)	$(108,000)

Basic and diluted loss per common share	$(0.01)	$0.00

Weighted average number of shares outstanding – basic & diluted	21,744,768	21,744,768

The accompanying notes are an integral part of the financial statements

American Bio Medica Corporation
Statements of Operations
(Unaudited)
	For The Three Months Ended
	June 30,
	2011	2010

Net sales	$2,486,000	$3,126,000

Cost of goods sold	1,335,000	1,665,000

Gross profit	1,151,000	1,461,000

Operating expenses:
Research and development	57,000	114,000
Selling and marketing	445,000	534,000
General and administrative	474,000	591,000
	976,000	1,239,000

Operating income	175,000	222,000

Other expense:
Loss on disposal of property, plant and equipment	(1,000)
Interest expense	(50,000)	(55,000)
	(51,000)	(55,000)

Net income before tax	124,000	167,000

Income tax expense	(1,000)

Net income	$123,000	$167,000

Basic and diluted income per common share	$0.01	$0.01

Weighted average number of shares outstanding – basic	21,744,768	21,744,768
Weighted average number of shares outstanding – diluted	21,827,564	21,744,768

The accompanying notes are an integral part of the financial statements

American Bio Medica Corporation
Statements of Cash Flows
(Unaudited)
	For The Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(301,000)	$(108,000)
Adjustments to reconcile net loss to net cash provided by / (used in) operating activities:
Depreciation	137,000	148,000
Loss on disposal of property, plant and equipment	1,000
Amortization of debt issuance costs	22,000	36,000
Provision for bad debts	(14,000)	12,000
Provision for slow moving and obsolete inventory	(6,000)	(36,000)
Share-based payment expense	25,000	13,000
Changes in:
Accounts receivable	(322,000)	(614,000)
Inventory	389,000	350,000
Prepaid expenses and other current assets	(35,000)	(38,000)
Other assets		1,000
Accounts payable	168,000	100,000
Accrued expenses and other current liabilities	(63,000)	(63,000)
Wages payable	29,000	76,000
Other liabilities	1,000	2,000
Net cash provided by / (used in) operating activities	31,000	(121,000)

Cash flows from investing activities:
Purchase of property, plant and equipment	(61,000)	(10,000)
Net cash used in investing activities	(61,000)	(10,000)

Cash flows from financing activities:
Payments on debt financing	(72,000)	(48,000)
Net proceeds from line of credit	87,000	223,000
Net cash provided by financing activities	15,000	175,000

Net increase / (decrease) in cash and cash equivalents	(15,000)	44,000
Cash and cash equivalents - beginning of period	37,000	35,000

Cash and cash equivalents - end of period	$22,000	$79,000

Supplemental disclosures of cash flow information
Cash paid during period for interest	$101,000	$108,000

The accompanying notes are an integral part of the financial statements

Notes to financial statements (unaudited)

June 30, 2011

Note A - Basis of Reporting

The accompanying unaudited interim financial statements of American Bio Medica Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. Accordingly, these unaudited interim financial statements do not include all information and footnotes required by U.S. GAAP for complete financial statement presentation. These unaudited interim financial statements should be read in conjunction with our audited financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2010. In the opinion of management, the interim financial statements include all normal, recurring adjustments which are considered necessary for a fair presentation of the financial position of the Company at June 30, 2011, the results of our operations for the three and six month periods ended June 30, 2011 and June 30, 2010, and cash flows for the six month periods ended June 30, 2011 and June 30, 2010.

Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of results that may be expected for the year ending December 31, 2011. Amounts at December 31, 2010 are derived from our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.

During the six months ended June 30, 2011, there were no significant changes to our critical accounting policies, which are included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

These unaudited interim financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. Our independent registered public accounting firm’s report on the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010, contained an explanatory paragraph regarding our ability to continue as a going concern. As of the date of this report, our current cash balances, together with cash generated from future operations and amounts available under current credit facilities may not be sufficient to fund operations for the next 12 months if sales levels do not improve and an inability to market and sell our point of collection oral fluid drug tests in the Workplace market would negatively impact our revenues. If cash generated from operations is not sufficient to satisfy our working capital and capital expenditure requirements, we will be required to sell additional equity or obtain additional credit facilities. There is no assurance that such financing will be available or that we will be able to complete financing on satisfactory terms, if at all.

Recent Accounting Standards

In May 2011, the FASB issued Update No. 2011-04, “Fair Value Measurement (Topic 820)”, (“ASU No. 2011-04”). The amendments in ASU No. 2011-04 are intended to create consistency between U.S. GAAP and International Financial Reporting Standards (“IFRSs”) on measuring fair value and disclosing information about fair value measurements. The amendments clarify the application of existing fair value measurement requirements including (i) the application of the highest and best use valuation premise concepts, (ii) measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity, and (iii) quantitative information required for fair value measurements categorized within Level 3. In addition, the amendments require additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. For public entities, the amendments are effective for interim and annual periods beginning after December 15, 2011. These changes are required to be applied prospectively. Early adoption is permitted. We are currently evaluating the impact, if any, the adoption of this guidance will have on our financial statements.

In June 2011, the FASB issued Update No. 2011-05, “Comprehensive Income (Topic 220)”, (“ASU No. 2011-05”). The amendment in ASU No. 2011-05 provide entities with the option to present the components of net income and other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Entities no longer have the option of presenting the components of other comprehensive income within the statement of changes in stockholders’ equity. For public entities, the amendment is effective on a retrospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2011. We are currently evaluating the impact, if any, the adoption of this guidance will have on our financial statements.

Note B – Net Income / (Loss) Per Common Share

Basic net income / (loss) per common share is calculated by dividing the net income / (loss) by the weighted average number of outstanding common shares during the period. Diluted net income / (loss) per common share includes the weighted average dilutive effect of stock options and warrants. Potential common shares outstanding as of June 30, 2011 and 2010:

	June 30, 2011	June 30, 2010
Warrants	75,000	75,000
Options	3,036,580	3,401,580

The number of securities not included in the diluted net income per common share for the three months ended June 30, 2011 and June 30, 2010 (because the effect would have been anti-dilutive) were 3,028,784 and 3,476,580, respectively. The number of securities not included in the diluted net loss per common share for the six months ended June 30, 2011 and June 30, 2010 (because the effect would have been anti-dilutive) were 3,111,580 and 3,476,580, respectively.

Note C – Litigation

On December 16, 2010, we filed a complaint in the Supreme Court of the State of New York in Columbia County against Martin R. Gould (“Gould”), Jacqueline Gale (“Gale”), Advanced Diagnosticum Products, Inc. (“ADPI”) and Biosure, Inc. (“Biosure”), together the “Defendants”. The complaint alleges that Gould, our former Chief Science Officer and Executive Vice President of Technology, and Gale, our former Vice President of Manufacturing and Development, were performing illegal, competitive, employment-related services for ADPI and Biosure during their employment with the Company, were using Company resources to perform such services, were doing so in their capacity as employees and/or officers of ADPI and Biosure. Because the Defendants continue to engage in illegal activity, in addition to the compensatory and punitive damages noted below, the complaint also seeks an injunction restraining the Defendants from engaging in further wrongdoing. The Defendants exercised their right to move the action to federal court, and proceedings are now pending in the United States District Court for the District of New Jersey.

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

On March 28, 2011, the Defendants filed an Answer to our Complaint and Defendant Gould filed a counter-claim against the Company in the amount of $150,000 alleging breach of contract related to an employment agreement between Gould and the Company. We filed a reply to Gould’s counterclaim on April 13, 2011. Our reply asserted that the Company did not breach the prior employment agreement in place with Gould, that the Company provided the required written notice of non-renewal of Gould’s employment agreement, and that Gould’s employment agreement expired on May 31, 2010; at which time Gould became an at-will employee of the Company. Gould was subsequently terminated for cause on July 28, 2010. A conference was held with the court on June 16, 2011, at which issues in dispute were discussed and a discovery schedule was set.

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

Note D – Line of Credit and Debt

Rosenthal and Rosenthal, Inc. (“Rosenthal”) Line of Credit

We have entered into a Financing Agreement (the “Financing Agreement”) with Rosenthal. Under the Financing Agreement, Rosenthal provides the Company with up to $1,500,000 under a revolving secured line of credit (“Rosenthal Line of Credit”). The Rosenthal Line of Credit is collateralized by a first security interest in all of the Company’s accounts receivables, inventory, and intellectual property, and a second security interest in our machinery and equipment, leases, leasehold improvements, furniture and fixtures. The maximum availability of $1,500,000 is subject to an availability formula based on certain percentages of accounts receivable and inventory, and elements of the availability formula are subject to periodic review and revision by Rosenthal. Under the Financing Agreement, we pay Rosenthal an administrative fee of $1,500 per month and an annual fee of $15,000. There were additional administrative fees paid that totaled $16,000 and $7,000 in the six months ended June 30, 2011 and June 30, 2010, respectively. The additional administrative fees paid during the three months ended June 30, 2011 and June 30, 2010 were $11,000 and $1,000, respectively. Under the Financing Agreement, interest is payable monthly. Interest is charged at variable rates (based on the Prime Rate), with minimum monthly interest of $4,000. We incurred $28,000 in interest expense in the six months ended June 30, 2011 and June 30, 2010. Interest expense in the three months ended June 30, 2011 and June 30, 2010 were $15,000 and $16,000, respectively.

So long as any obligations are due under the Rosenthal Line of Credit, we must maintain certain working capital and tangible net worth requirements at the end of each fiscal quarter. Under the Financing Agreement, tangible net worth is defined as (a) the aggregate amount of all Company assets (in accordance with U.S. GAAP), excluding such other assets as are properly classified as intangible assets under U.S. GAAP, less (b) the aggregate amount of liabilities (excluding liabilities that are subordinate to Rosenthal). Pursuant to an amendment to the Financing Agreement effective March 31, 2011, the tangible net worth requirement was lowered from $4,000,000 to $2,750,000; the working capital requirement of not less than $2,000,000 remained unchanged by the amendment. As of the date of this report, we are in compliance with these covenants. Failure to comply with these working capital and tangible net worth requirements in the future could constitute an event of default and all amounts outstanding, at Rosenthal’s option, could be immediately due and payable without notice or demand. Upon the occurrence of any such default, in addition to other remedies provided under the Financing Agreement, we could be required to pay to Rosenthal a charge at the rate of the Over-Advance Rate plus 3% per annum on the outstanding balance from the date of default until the date of full payment of all amounts to Rosenthal. However, in no event could the default rate exceed the maximum rate permitted by law. The Rosenthal Line of Credit is payable on demand and Rosenthal may terminate the Financing Agreement at any time by giving the Company 45 days advance written notice.

The Financing Agreement terminates on May 31, 2012. If we elect to terminate the Financing Agreement prior to the expiration date, we will pay to Rosenthal a fee of (a) 2% of the Maximum Availability if such termination occurs on or after the first anniversary of the Closing Date but prior to the second anniversary of the Closing Date, and (b) 1% of the Maximum Availability if such termination occurs on or after the second anniversary of the Closing Date.

The amount outstanding on the Rosenthal Line of Credit at June 30, 2011 was $580,000, with $472,000 of this amount outstanding collateralized by accounts receivable at an interest rate of 8% and $108,000 collateralized by inventory at an interest rate of 9%. Additional loan availability was $242,000, for a total Loan Availability of $822,000 as of June 30, 2011.

The amount outstanding on the Rosenthal Line of Credit at December 31, 2010 was $493,000, with $357,000 of this amount outstanding collateralized by accounts receivable at an interest rate of 8% and $136,000 collateralized by inventory at an interest rate of 9%. Additional loan availability was $177,000, for a total Loan Availability of $676,000 as of December 31, 2010.

Upon entering the Financing Agreement with Rosenthal, we incurred $41,000 in costs. These costs are being amortized over the term of the Rosenthal Line of Credit. We amortized $7,000 of these costs during the six months ended June 30, 2011 and June 30, 2010. We amortized $4,000 of these costs during each of the quarters ended June 30, 2011 and June 30, 2010. The unamortized balance of these costs was $13,000 as of June 30, 2011 and  $20,000 as of December 31, 2010.

First Niagara Bank Mortgage Consolidation Loan (“Mortgage Consolidation Loan”)

On February 23, 2011, we amended and extended our Mortgage Consolidation Loan with First Niagara Bank (“First Niagara”). The amended Mortgage Consolidation Loan has a maturity date of March 1, 2013, and has a 6-year (72 month) amortization. The principal amount of the amended Mortgage Consolidation Loan is $815,000 with a fixed interest rate of 8.25%. The monthly payment of principal and interest is $14,000 and payments commenced on March 1, 2011. We were required to make a $15,000 principal payment at the time of closing of the amended Mortgage Consolidation Loan. We also incurred approximately $2,000 in costs associated with this amendment, which were legal costs incurred by First Niagara and passed on to the Company. The unamortized balance of these costs was $1,000 as of June 30, 2011. The amended Mortgage Consolidation Loan continues to be secured by our facility in Kinderhook, New York as well as various pieces of machinery and equipment. All other terms of the Mortgage Consolidation Loan remain unchanged, including compliance with a covenant (measured monthly) to maintain a certain level of liquidity (defined as any combination of cash, marketable securities or borrowing availability under one or more credit facilities other than the Mortgage Consolidation Loan). As of the date of this report, we are in compliance with this covenant.

The balance on the Mortgage Consolidation Loan was $780,000 at June 30, 2011 and $850,000 at December 31, 2010. Interest expense recognized during the six months ended June 30, 2011 was $34,000 and $41,000 for the six months ended June 30, 2010. Interest expense recognized during the three months ended June 30, 2011 was $16,000 and $20,000 for the three months ended June 30, 2010.

Copier Leases

In May 2007, we purchased a copier through an equipment lease with RICOH in the amount of $17,000. The term of the lease is five years with an interest rate of 14.11%. The amount outstanding on this lease was $4,000 at June 30, 2011 and $6,000 at December 31, 2010.

In October 2010, we purchased a copier through an equipment lease with Marlin Leasing in the amount of $4,000. The term of the lease is two years with an interest rate of 14.46%. The amount outstanding on this lease was $3,000 at June 30, 2011 and $4,000 at December 31, 2010.

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

We incurred $131,000 in expenses related to the offering, including $12,000 in expense related to warrants issued to Cantone. We amortized $16,000 of expense related to these debt issuance costs in both the six months ended June 30, 2011 and June 30, 2010. We amortized $8,000 of expense related to these debt issuance costs in both the three months ended June 30, 2011 and June 30, 2010. The unamortized balance was $35,000 as of June 30, 2011 and $52,000 as of December 31, 2010. We have also accrued interest expense related to the Series A Debentures of $31,000 at both June 30, 2011 and December 31, 2010. The Company recognized $38,000 in interest expense during both the six months ended June 30, 2011 and June 30, 2010. The Company recognized $19,000 in interest expense during both the three months ended June 30, 2011 and June 30, 2010.

Note E – Stock Option Grants

Financing Option Grants

As a condition to the Financing Agreement with Rosenthal, our Chief Executive Officer, Stan Cipkowski  (“Cipkowski”) was required to execute a Validity Guarantee (the “Validity Guarantee”) that includes representations and warranties with respect to the validity of the Company’s receivables and guarantees the accuracy of the Company’s reporting to Rosenthal related to its receivables and inventory. The Validity Guarantee places Cipkowski’s personal assets at risk in the event of a breach of such representations, warranties and guarantees. As part of the compensation for his execution of the Validity Guarantee, on July 1, 2009, Cipkowski was awarded an option grant representing 500,000 common shares of the Company under its Fiscal 2001 Stock Option Plan (the “2001 Plan”), at an exercise price of $0.20, the closing price of the Company’s common shares on the date of the grant. The option grant vests over 3 years in equal installments, and the first 33% of the grant vested on July 1, 2010. We will recognize $78,000 in share-based payment expense amortized over the required service period of 3 years. We recognized $13,000 in share-based payment expense for this grant in each of the six months ended June 30, 2011 and June 30, 2010. We recognized $6,000 in share-based payment expense for this grant in each of the three months ended June 30, 2011 and June 30, 2010. As of June 30 2011, there was $26,000 in unrecognized expense with 12 months remaining.

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

Furthermore, upon the second anniversary of the original stock option grant, or July 1, 2011, Jaskiewicz is to be awarded an additional option grant of 50,000 each (“Additional Grant”). The exercise price of the Additional Grant will be the closing price of the Company’s common shares on the date of the grant, and the Additional Grant will be immediately exercisable. The Additional Grant will only be awarded if the Jaskiewicz Debt, or any remaining portion thereof, has not been repaid. If the Jaskiewicz Debt has been repaid in full, the Additional Grant will not be issued.

Employee Grant

On December 31, 2010, we issued options to purchase 275,000 shares of common stock under the 2001 Plan to 4 members of senior management and 8 other employees of the Company at an exercise price of $0.09 (the closing price of the Company’s common shares on the date of the grant). These option grants vest 100% on the one-year anniversary of the date of the grant.  We will recognize $25,000 in share-based payment expense over the required service period of one year. We recognized $12,000 of this expense in the six months ended June 30, 2011 and $6,000 of this expense in the three months ended June 30, 2011. As of June 30, 2011, there was $13,000 in unrecognized expenses with six months remaining.

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

Overview

The recession continued to have a negative impact on our sales in the six months ended June 30, 2011.  Although we experienced sales growth in the year ended December 31, 2010 (when compared to the year ended December 31, 2009), sales in the six months ended June 30, 2011 were down 18.3% when compared to the six months ended June 30, 2010. The Company’s core markets remain the Workplace and Government markets. We continue to believe that it will be some time before significant economic growth occurs allowing employment rates and government budgets to return to pre-recession levels. In addition, our sales were negatively impacted in the first quarter of 2011 due to the temporary and voluntarily cessation of marketing and selling of our oral fluid product in the Workplace market (See Part II, Item 1A; Risk Factors).

During the six months ended June 30, 2011, we sustained a net loss of $301,000 from net sales of $4,533,000. We had cash provided by operating activities of $31,000 for the six months ended June 30, 2011. We have already implemented cost-cutting measures to reduce expenses in all areas of the Company, and we continue to examine all expenses closely in efforts to minimize losses going forward if sales remain at current levels or continue to decline, or to reach profitability if sales levels improve.

During the six months ended June 30, 2011, we continued to market and distribute our point of collection products to detect the presence or absence of drugs of abuse in a urine or oral fluid specimen and our Rapid Reader® drug screen result and data management system, and we also performed bulk test strip contract manufacturing services for unaffiliated third parties.

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

Our continued existence is dependent upon several factors, including our ability to raise revenue levels and reduce costs to generate positive cash flows, and to obtain working capital by selling additional shares of our common stock, securing additional credit facilities and/or renewing or extending our current credit facilities when necessary.

Results of operations for the six months ended June 30, 2011 compared to the six months ended June 30, 2010

NET SALES: Net sales for the six months ended June 30, 2011 decreased 18.3% when compared to net sales for the six months ended June 30, 2010. In the six months ended June 30, 2011, we experienced sales declines across all market segments. In addition, sales in the six months ended June 30, 2011 were negatively impacted by our temporary and voluntary cessation of marketing and selling our oral fluid product in the Workplace market throughout most of the first quarter of 2011, while the six months ended June 30, 2010 included sales of our oral fluid product in the Workplace market. Unemployment rates in the United States continue to fluctuate and this, along with the uncertainty of general economic conditions in the United States continues to affect our sales levels. The Bureau of Labor Statistics report released in July 2011 shows that since March 2011, the number of unemployed persons has increased by 545,000 and the unemployment rate has risen by 0.4 percentage point to 9.2%. In addition, the report showed that government employment continues to trend down.

The economic turmoil has also resulted in decreased purchasing levels on some of the government contracts we currently hold as many of our government customers are attempting to close budget deficits. We continue to find it challenging to compete against foreign manufacturers when attempting to secure contracts with the government. Most government contracts are awarded via an open solicitation process and in most cases, the company with the lowest priced product is awarded the contract. Since foreign manufacturers can offer their products at a lower price due to lower costs, including but not limited to, lower labor, material, regulatory and insurance costs, it has become increasingly difficult to compete from a cost standpoint. However, we have been successful in garnering government contracts, especially in those cases when an emphasis is placed on quality, customer service, technical support and “Made in America” requirements.

Contract manufacturing sales declined in the six months ended June 30, 2011 when compared to the six months ended June 30, 2010. This decline was a result of a decrease in contract manufacturing of a product for RSV (respiratory syncytial virus) partially offset by increased contract manufacturing of a product for fetal amniotic membrane rupture.

We will continue to focus our sales efforts on national accounts, non-national direct sales and contract manufacturing, while striving to reduce manufacturing costs and/or to develop alternative product platforms that would allow us to be more cost competitive when attempting to secure government accounts, which are extremely price sensitive.

COST OF GOODS SOLD/GROSS PROFIT: Cost of good sold increased to 57.8% of net sales in the six months ended June 30, 2011, compared to 56.6% of net sales in the six months ended June 30, 2010. A shift in sales mix from higher margin products to lower margin products and increased costs associated with product manufacturing accounted for the increase in cost of goods sold as a percentage of net sales. Gross profit for the six months ended June 30, 2011 declined from gross profit in the six months ended June 30, 2010 as we continue to see a shift in sales mix from higher margin products to lower margin products as well as lower margin rates for new contracts with government accounts due to price pressures from foreign manufacturers.

OPERATING EXPENSES: Operating expenses decreased 12.4% for the six months ended June 30, 2011, compared to the six months ended June 30, 2010. We continue to assess our operating expenses to ensure they are adequate to elicit growth, support sales levels and address market trends and customer needs. In the six months ended June 30, 2011, cost-cutting measures resulted in expense reductions in all areas of operations as noted below:

Research and Development (“R&D”) expense

R&D expense for the six months ended June 30, 2011 decreased 49.5%, compared to the six months ended June 30, 2010. This decrease is a result of reductions in salaries, employee related benefits, and supplies minimally offset by an increase in patent fees. Our R&D department continues to focus their efforts on the enhancement of current products, development of new product platforms and exploration of contract manufacturing opportunities.

Selling and Marketing expense

Selling and marketing expense for the six months ended June 30, 2011 decreased 11.7%, compared to the six months ended June 30, 2010. This decrease is a result of reductions in sales salaries (due to decreased personnel and adjustment in base salaries) and commissions (as a result of reduced sales), partially offset by increases in employee benefits, postage and travel related expenses. In the six months ended June 30, 2011, we continued to promote our products through selected advertising, participation at high profile trade shows and other marketing activities. Our direct sales force continued to focus their selling efforts in our target markets, which include, but are not limited to, Workplace and Government, as well as focusing on the Clinical market, primarily physicians and pain management clinics, with our CLIA waived Rapid TOX product line, which includes the only CLIA waived test for Burprenorphine.

General and Administrative (“G&A”) expense

G&A expense for the six months ended June 30, 2011 decreased 6.2% compared to the six months ended June 30, 2010. Decreases in G&A salaries and benefits and auto expense (as a result of the departure of our former Chief Financial Officer and our former Executive Vice President of Operations in late March 2011), investor relations, quality assurance salaries and employee related benefits, shipping supplies, directors fees and expenses, patent and licenses and repairs and maintenance were partially offset by increases in consulting fees and legal fees (stemming from our efforts to respond to and address a warning letter received from the U.S. Food and Drug Administration in July 2009; see Part II, Item 1A; Risk Factors), accounting fees, office supplies, and bank service fees. Share-based payment expense totaled $25,000 in the six months ended June 30, 2011 and $13,000 in the six months ended June 30, 2010.

Results of operations for the three months ended June 30, 2011 compared to the three months ended June 30, 2010

NET SALES: Net sales for the three months ended June 30, 2011 decreased 20.5% when compared to net sales for the three months ended June 30, 2010. Sales declines across all market segments contributed to the lower sales in the three months ended June 30, 2011. As previously indicated, unemployment rates in the United States continue to fluctuate with little to no improvement and this, coupled with decreased purchasing levels of some of our government customers, has negatively impacted our sales. In addition to decreased purchasing by government entities, we continue to find it challenging to compete against foreign manufacturers when attempting to secure contracts with the government when vying for business through an open solicitation process (since, in most cases, the company with the lowest priced product is awarded the contract). Foreign manufacturers can offer their products at a lower price as they pay less for costs related to labor, materials, regulatory compliance and insurance. We do have some success in the solicitation process in those cases when an emphasis is placed on quality, customer service, technical support or “Made in America” requirements.

Contract manufacturing sales declined slightly in the three months ended June 30, 2011 when compared to the three months ended June 30, 2010. This decline was a result of a decrease in contract manufacturing of a product for RSV (respiratory syncytial virus) partially offset by increased contract manufacturing of a product for fetal amniotic membrane rupture.

We will continue to focus our sales efforts on national accounts, non-national direct sales and contract manufacturing, while striving to reduce manufacturing costs and/or to develop alternative product platforms that would allow us to be more cost competitive when attempting to secure government accounts, which are extremely price sensitive.

COST OF GOODS SOLD/GROSS PROFIT: Cost of goods sold as a percentage of net sales remained relatively unchanged in the three months ended June 30, 2011 at 53.7%, when compared to 53.3% for three months ended June 30, 2010. Increased costs related to product manufacturing and a higher rate of lower margin sales continue to affect cost of goods sold. Gross profit for the three months ended June 30, 2011 decreased for these same reasons.

OPERATING EXPENSES: Operating expenses decreased 21.2% when comparing the three months ended June 30, 2011 and the three months ended June 30, 2010. We continue to assess our operating expenses to ensure they are adequate to elicit growth, support sales levels and address market trends and customer needs. In the three months ended June 30, 2011, cost-cutting measures resulted in expense reductions in all areas of operations as noted below:

Research and Development (“R&D”) expense

R&D expense for the three months ended June 30, 2011 decreased 50.0% when compared to the three months ended June 30, 2010. Reductions in salaries, employee related benefits and utilities were minimally offset by an increase in patent fees. Our R&D department continues to focus their efforts on the enhancement of current products, development of new product platforms and exploration of contract manufacturing opportunities.

Selling and Marketing expense

Selling and marketing expense for the three months ended June 30, 2011 decreased 16.7%, compared to the three months ended June 30, 2010. This decrease is a result of reductions in sales salaries (due to decreased personnel and adjustment in base salaries) and commissions (as a result of reduced sales), partially offset by increases in employee related benefits and postage. In the three months ended June 30, 2011, we continued to promote our products through selected advertising, participation at high profile trade shows and other marketing activities. Our direct sales force continued to focus their selling efforts in our target markets, which include, but are not limited to, Workplace and Government, as well as focusing on the Clinical market, primarily physicians and pain management clinics, with our CLIA waived Rapid TOX product line, which includes the only CLIA waived test for Burprenorphine.

General and Administrative (“G&A”) expense

G&A expense for the three months ended June 30, 2011 decreased 19.8% compared to the three months ended June 30, 2010. Decreases in annual meeting expense, quality assurance salaries, shipping supplies, G&A salaries and benefits and auto expense (as a result of the departure of our former Chief Financial Officer and our former Executive Vice President of Operations in late March 2011), directors’ fees and expenses, insurance, accounting fees and patent and licenses were partially offset by increases in SEC reporting fees, consulting fees and legal fees. The increased legal fees are due to our efforts to respond to and address a warning letter received from the FDA in July 2009 (see Part II, Item 1A; Risk Factors). The increased consulting costs stem from an agreement with our former Executive Vice President related to his performance of certain product development activities, as well as the retention of a consultant to address certain regulatory matters (including efforts related to the FDA warning letter previously noted). The increase in SEC reporting fees is due to new requirements for public companies to report their financial information in an interactive date format, specifically eXtensible Business Reporting Language (“xbrl”). Share-based payment expense totaled $13,000 in the three months ended June 30, 2011 and $7,000 in the six months ended June 30, 2010.

Liquidity and Capital Resources as of June 30, 2011

Our cash requirements depend on numerous factors, including product development activities, penetration of our core markets, and effective management of inventory levels and production levels in response to sales forecasts. We expect to devote capital resources to continue product development and research and development activities. We will examine other growth opportunities including strategic alliances and expect such activities will be funded from existing cash and cash equivalents, issuance of additional equity or additional borrowings, subject to market and other conditions. Our financial statements for the year ended December 31, 2010 were prepared assuming we will continue as a going concern. As of the date of this report, our current cash balances, together with cash generated from future operations and amounts available under our credit facilities may not be sufficient to fund operations for the next twelve months. As of the date of filing this report, two of our credit facilities, the Rosenthal Line of Credit and the Series A Debentures, will expire in less than 12 months. The Company is currently exploring possible financing alternatives to these credit facilities. If cash generated from operations is not sufficient to satisfy our working capital and capital expenditure requirements, we will be required to sell additional equity or obtain additional credit facilities. There is no assurance that such financing will be available or that we will be able to complete financing on satisfactory terms, if at all.

As of June 30, 2011, we had a Mortgage Consolidation Loan with First Niagara and a Line of Credit with Rosenthal. The Rosenthal Line of Credit had a total loan availability of $822,000 as of June 30, 2011, with $242,000 of this amount available for borrowing.

Working capital

Our working capital decreased $237,000 at June 30, 2011, when compared to working capital at December 31, 2010. Increases in accounts receivable and prepaid assets and a decrease in accrued expenses and other liabilities, offset by reductions in inventory and increases in accounts payable, wages payable and line of credit balance contributed to the decrease in working capital.

We have historically satisfied net working capital requirements through cash from operations, bank debt, credit facilities with other lending institutions, occasional proceeds from the exercise of stock options and warrants (approximately $623,000 since 2002) and through the private placement of equity securities ($3,299,000 in gross proceeds since August 2001, with net proceeds of $2,963,000 after placement, legal, transfer agent, accounting and filing fees).

Dividends

We have never paid any dividends on our common shares and anticipate that all future earnings, if any, will be retained for use in our business, and therefore, we do not anticipate paying any cash dividends.

Cash Flows

Increases in accounts receivable and prepaid expenses and other current assets and decreases in accrued expenses and other current liabilities offset by decreases in inventory and increases in accounts payable and wages payable resulted in cash provided by operating activities of $31,000 for the six months ended June 30, 2011.  The primary use of cash in the six months ended June 30, 2011 and June 30, 2010 was funding of operations.

Net cash used in investing activities in the six months ended June 30, 2011 and June 30, 2010 was for investment in property, plant and equipment.

Net cash provided by financing activities in the six months ended June 30, 2011 and June 30 2010 consisted primarily of net proceeds from our line of credit, offset by payments on debt financing.

At June 30, 2011, we had cash and cash equivalents of $22,000.

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

Item 1A. Risk Factors

There have been no material changes to our risk factors set forth in Part I, Item 1A, in our Annual Report on Form 10-K for the year ended December 31, 2010 and in our Quarterly Report on Form 10-Q for the period ended March 31, 2011.

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

Dated: August 15, 2011