Form 10-Q
period 2011-09-30
AMERICAN BIO MEDICA CORP
filed 2011-11-14
CIK 896747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)          ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)              ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

21,744,768 Common Shares as of November 14, 2011

American Bio Medica Corporation

Index to Quarterly Report on Form 10-Q
For the quarter ended September 30, 2011

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

American Bio Medica Corporation
Balance Sheets
	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$22,000	$37,000
Accounts receivable, net of allowance for doubtful accounts of $66,000 at September 30, 2011, and $76,000 at December 31, 2010	1,138,000	743,000
Inventory, net of allowance for slow moving and obsolete inventory of $207,000 at September 30, 2011 and $213,000 at December 31, 2010	3,176,000	3,604,000
Prepaid expenses and other current assets	149,000	121,000
Total current assets	4,485,000	4,505,000

Property, plant and equipment, net	1,341,000	1,409,000
Debt issuance costs, net	37,000	72,000
Other assets	29,000	29,000
Total assets	$5,892,000	$6,015,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$684,000	$432,000
Accrued expenses and other current liabilities	224,000	287,000
Wages payable	288,000	252,000
Line of credit	520,000	493,000
Current portion of long-term debt	879,000	130,000
Current portion of unearned grant	10,000	10,000
Total current liabilities	2,605,000	1,604,000

Other liabilities	142,000	140,000
Long-term debt	639,000	1,480,000
Related party note	124,000	124,000
Unearned grant	10,000	10,000
Total liabilities	3,520,000	3,358,000

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity:
Preferred stock; par value $.01 per share; 5,000,000 shares authorized, none issued and outstanding at September 30, 2011 and December 31, 2010
Common stock; par value $.01 per share; 50,000,000 shares authorized; 21,744,768 issued and outstanding at September 30, 2011 and December 31, 2010	217,000	217,000
Additional paid-in capital	19,374,000	19,328,000
Accumulated deficit	(17,219,000)	(16,888,000)

Total stockholders’ equity	2,372,000	2,657,000

Total liabilities and stockholders’ equity	$5,892,000	$6,015,000

The accompanying notes are an integral part of the financial statements

American Bio Medica Corporation
Statements of Operations
(Unaudited)

	For The Nine Months Ended
	September 30,
	2011	2010

Net sales	$6,898,000	$8,082,000

Cost of goods sold	4,019,000	4,793,000

Gross profit	2,879,000	3,289,000

Operating expenses:
Research and development	170,000	244,000
Selling and marketing	1,319,000	1,532,000
General and administrative	1,563,000	1,757,000
	3,052,000	3,533,000

Operating loss	(173,000)	(244,000)

Other expense:
Loss on disposal of property, plant and equipment	(1,000)
Interest expense	(150,000)	(160,000)
	(151,000)	(160,000)

Net loss before tax	(324,000)	(404,000)

Income tax expense	(6,000)	(4,000)

Net loss	$(330,000)	$(408,000)

Basic and diluted loss per common share	$(0.02)	$(0.02)

Weighted average number of shares outstanding – basic and diluted	21,744,768	21,744,768

The accompanying notes are an integral part of the financial statements

American Bio Medica Corporation
Statements of Operations
(Unaudited)

	For The Three Months Ended
	September 30,
	2011	2010

Net sales	$2,365,000	$2,530,000

Cost of goods sold	1,399,000	1,653,000

Gross profit	966,000	877,000

Operating expenses:
Research and development	61,000	28,000
Selling and marketing	417,000	511,000
General and administrative	462,000	585,000
	940,000	1,124,000

Operating income /(loss)	26,000	(247,000)

Other expense:
Interest expense	(49,000)	(52,000)
	(49,000)	(52,000)

Net loss before tax	(23,000)	(299,000)

Income tax expense	(5,000)	(1,000)

Net loss	$(28,000)	$(300,000)

Basic and diluted loss per common share	$(0.00)	$(0.01)

Weighted average number of shares outstanding – basic and diluted	21,744,768	21,744,768

The accompanying notes are an integral part of the financial statements

American Bio Medica Corporation
Statements of Cash Flows
(Unaudited)

	For The Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(330,000)	$(408,000)
Adjustments to reconcile net loss to net cash provided by / (used in) operating activities:
Depreciation	208,000	220,000
Loss on disposal of property, plant and equipment	1,000
Amortization of debt issuance costs	35,000	53,000
Provision for bad debts	(14,000)	19,000
Provision for slow moving and obsolete inventory	(6,000)	(48,000)
Share-based payment expense	45,000	23,000
Changes in:
Accounts receivable	(381,000)	(457,000)
Inventory	434,000	612,000
Prepaid expenses and other current assets	(28,000)	(103,000)
Other assets		1,000
Accounts payable	252,000	(89,000)
Accrued expenses and other current liabilities	(63,000)	(185,000)
Wages payable	36,000	37,000
Other liabilities	2,000	2,000
Net cash provided by / (used in) operating activities	191,000	(323,000)

Cash flows from investing activities:
Purchase of property, plant and equipment	(141,000)	(57,000)
Net cash used in investing activities	(141,000)	(57,000)

Cash flows from financing activities:
Payments on debt financing	(103,000)	(77,000)
Proceeds from equipment loan	11,000
Net proceeds from line of credit	27,000	488,000
Net cash provided by / (used in) financing activities	(65,000)	411,000

Net increase / (decrease) in cash and cash equivalents	(15,000)	31,000
Cash and cash equivalents - beginning of period	37,000	35,000

Cash and cash equivalents - end of period	$22,000	$66,000

Supplemental disclosures of cash flow information
Cash paid during period for interest	$170,000	$179,000

The accompanying notes are an integral part of the financial statements

Notes to financial statements (unaudited)

September 30, 2011

Note A - Basis of Reporting

The accompanying unaudited interim financial statements of American Bio Medica Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. Accordingly, these unaudited interim financial statements do not include all information and footnotes required by U.S. GAAP for complete financial statement presentation. These unaudited interim financial statements should be read in conjunction with our audited financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2010. In the opinion of management, the interim financial statements include all normal, recurring adjustments which are considered necessary for a fair presentation of the financial position of the Company at September 30, 2011, the results of our operations for the three and nine month periods ended September 30, 2011 and September 30, 2010, and cash flows for the nine month periods ended September 30, 2011 and September 30, 2010.

Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of results that may be expected for the year ending December 31, 2011. Amounts at December 31, 2010 are derived from our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.

 During the nine months ended September 30, 2011, there were no significant changes to our critical accounting policies, which are included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

These unaudited interim financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. Our independent registered public accounting firm’s report on the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010, contained an explanatory paragraph regarding our ability to continue as a going concern. As of the date of this report, our current cash balances, together with cash generated from future operations and amounts available under current credit facilities may not be sufficient to fund operations for the next 12 months if sales levels do not improve (and an inability to market and sell our point of collection oral fluid drug tests in the Workplace market would negatively impact our revenues). If cash generated from operations is not sufficient to satisfy our working capital, debt maturity and capital expenditure requirements, we will be required to sell additional equity, obtain additional credit facilities or refinance our current debt. There is no assurance that such financing will be available or that we will be able to complete financing on satisfactory terms, if at all.

Recent Accounting Standards

There were no new standards adopted that are expected to have a material impact on our interim financial statements.

Note B – Net Loss Per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted average number of outstanding common shares during the period. Diluted net loss per common share includes the weighted average dilutive effect of stock options and warrants. Potential common shares outstanding as of September 30, 2011 and 2010:

	September 30, 2011	September 30, 2010
Warrants	75,000	75,000
Options	3,081,580	2,826,580

There were no securities included in the diluted net loss per common share for the three and nine months ended September 30, 2011 and September 30, 2010 (because the effect would have been anti-dilutive) .

Note C – Litigation

On December 16, 2010, we filed a complaint in the Supreme Court of the State of New York in Columbia County against Martin R. Gould (“Gould”), Jacqueline Gale (“Gale”), Advanced Diagnosticum Products, Inc. (“ADPI”) and Biosure, Inc. (“Biosure”), together the “Defendants”. The complaint alleges that Gould, our former Chief Science Officer and Executive Vice President of Technology, and Gale, our former Vice President of Manufacturing and Development, were performing illegal, competitive, employment-related services for ADPI and Biosure during their employment with the Company, were using Company resources to perform such services, and were doing so in their capacity as employees and/or officers of ADPI and Biosure. Because the Defendants continue to engage in illegal activity, in addition to the compensatory and punitive damages noted below, the complaint also seeks an injunction restraining the Defendants from engaging in further wrongdoing. The Defendants exercised their right to move the action to federal court, and proceedings are now pending in the United States District Court for the District of New Jersey.

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

On March 28, 2011, the Defendants filed an Answer to our Complaint and Defendant Gould filed a counter-claim against the Company in the amount of $150,000 alleging breach of contract related to an employment agreement between Gould and the Company. We filed a reply to Gould’s counterclaim on April 13, 2011. Our reply asserted that the Company did not breach the prior employment agreement in place with Gould, that the Company provided the required written notice of non-renewal of Gould’s employment agreement, and that Gould’s employment agreement expired on May 31, 2010; at which time Gould became an at-will employee of the Company. Gould was subsequently terminated for cause on July 28, 2010. A conference was held with the court on June 16, 2011, at which issues in dispute were discussed and a discovery schedule was set. The Company has responded to the Defendants discovery requests and as of the date of this report, the Company is awaiting discovery items from Defendants.

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

Note D – Line of Credit and Debt

Rosenthal and Rosenthal, Inc. (“Rosenthal”) Line of Credit

We have entered into a Financing Agreement (the “Financing Agreement”) with Rosenthal. Under the Financing Agreement, Rosenthal provides the Company with up to $1,500,000 under a revolving secured line of credit (“Rosenthal Line of Credit”). The Rosenthal Line of Credit is collateralized by a first security interest in all of the Company’s accounts receivables, inventory, and intellectual property, and a second security interest in our machinery and equipment, leases, leasehold improvements, furniture and fixtures. The maximum availability of $1,500,000 is subject to an availability formula based on certain percentages of accounts receivable and inventory, and elements of the availability formula are subject to periodic review and revision by Rosenthal. Under the Financing Agreement, we pay Rosenthal an administrative fee of $1,500 per month and an annual fee of $15,000. There were additional administrative fees paid that totaled $23,000 and $9,000 in the nine months ended September 30, 2011 and September 30, 2010, respectively. The additional administrative fees paid during the three months ended September 30, 2011 and September 30, 2010 were $7,000 and $1,000, respectively. Under the Financing Agreement, interest is payable monthly. Interest is charged at variable rates (based on the Prime Rate), with minimum monthly interest of $4,000. We incurred $42,000 in interest expense in the nine months ended September 30, 2011 and $40,000 in the nine months ended September 30, 2010. Interest expense in the three months ended September 30, 2011 and September 30, 2010 were $14,000 and $12,000, respectively.

So long as any obligations are due under the Rosenthal Line of Credit, we must maintain certain working capital and tangible net worth requirements at the end of each fiscal quarter. Under the Financing Agreement, tangible net worth is defined as (a) the aggregate amount of all Company assets (in accordance with U.S. GAAP), excluding such other assets as are properly classified as intangible assets under U.S. GAAP, less (b) the aggregate amount of liabilities (excluding liabilities that are subordinate to Rosenthal). Pursuant to an amendment to the Financing Agreement effective March 31, 2011, the tangible net worth requirement was lowered from $4,000,000 to $2,750,000; the working capital requirement of not less than $2,000,000 remained unchanged by the amendment. As of the date of this report, we are not in compliance with the working capital requirement under the Financing Agreement however we are in the process of entering into an amendment to the Financing Agreement with Rosenthal that would lower the working capital covenant. Failure to comply with these working capital and tangible net worth requirements in the future could constitute an event of default and all amounts outstanding, at Rosenthal’s option, could be immediately due and payable without notice or demand. Upon the occurrence of any such default, in addition to other remedies provided under the Financing Agreement, we could be required to pay to Rosenthal a charge at the rate of the Over-Advance Rate plus 3% per annum on the outstanding balance from the date of default until the date of full payment of all amounts to Rosenthal. However, in no event could the default rate exceed the maximum rate permitted by law. The Rosenthal Line of Credit is payable on demand and Rosenthal may terminate the Financing Agreement at any time by giving the Company 45 days advance written notice.

The Financing Agreement terminates on May 31, 2012. If we elect to terminate the Financing Agreement prior to the expiration date, we will pay to Rosenthal a fee of 1% of the Maximum Availability given such termination would be provided after the second anniversary of the Closing Date.

The amount outstanding on the Rosenthal Line of Credit at September 30, 2011 was $520,000, with $396,000 of this amount outstanding collateralized by accounts receivable at an interest rate of 8% and $124,000 collateralized by inventory at an interest rate of 9%. Additional loan availability was $197,000, for a total Loan Availability of $717,000 as of September 30, 2011.

The amount outstanding on the Rosenthal Line of Credit at December 31, 2010 was $493,000, with $357,000 of this amount outstanding collateralized by accounts receivable at an interest rate of 8% and $136,000 collateralized by inventory at an interest rate of 9%. Additional loan availability was $177,000, for a total Loan Availability of $676,000 as of December 31, 2010.

Upon entering the Financing Agreement with Rosenthal, we incurred $41,000 in costs. These costs are being amortized over the term of the Rosenthal Line of Credit. We amortized $11,000 of these costs during each of the nine months ended September 30, 2011 and September 30, 2010. We amortized $4,000 of these costs during each of the quarters ended September 30, 2011 and September 30, 2010. The unamortized balance of these costs was $9,000 as of September 30, 2011 and  $20,000 as of December 31, 2010.

First Niagara Bank Mortgage Consolidation Loan (“Mortgage Consolidation Loan”)

On February 23, 2011, we amended and extended our Mortgage Consolidation Loan with First Niagara Bank (“First Niagara”). The amended Mortgage Consolidation Loan has a maturity date of March 1, 2013, and has a 6-year (72 month) amortization. The principal amount of the amended Mortgage Consolidation Loan is $815,000 with a fixed interest rate of 8.25%. The monthly payment of principal and interest is $14,000 and payments commenced on March 1, 2011. We were required to make a $15,000 principal payment at the time of closing of the amended Mortgage Consolidation Loan. We also incurred approximately $2,000 in costs associated with this amendment, which were legal costs incurred by First Niagara and passed on to the Company. The unamortized balance of these costs was $1,000 as of September 30, 2011. The amended Mortgage Consolidation Loan continues to be secured by our facility in Kinderhook, New York as well as various pieces of machinery and equipment. All other terms of the Mortgage Consolidation Loan remain unchanged, including compliance with a covenant (measured monthly) to maintain a certain level of liquidity (defined as any combination of cash, marketable securities or borrowing availability under one or more credit facilities other than the Mortgage Consolidation Loan). As of the date of this report, we are in compliance with this covenant.

The balance on the Mortgage Consolidation Loan was $753,000 at September 30, 2011 and $850,000 at December 31, 2010. Interest expense recognized during the nine months ended September 30, 2011 was $50,000 and $18,000 for the nine months ended September 30, 2010. Interest expense recognized during the three months ended September 30, 2011 was $16,000 and interest expense recognized was $18,000 for the three months ended September 30, 2010.

Copier Leases

In May 2007, we purchased a copier through an equipment lease with RICOH in the amount of $17,000. The term of the lease is five years with an interest rate of 14.11%. The amount outstanding on this lease was $3,000 at September 30, 2011 and $6,000 at December 31, 2010.

In October 2010, we purchased a copier through an equipment lease with Marlin Leasing in the amount of $4,000. The term of the lease is three years with an interest rate of 14.46%. The amount outstanding on this lease was $3,000 at September 30, 2011 and $4,000 at December 31, 2010.

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

We incurred $131,000 in expenses related to the offering, including $12,000 in expense related to warrants issued to Cantone. We amortized $24,000 of expense related to these debt issuance costs in both the nine months ended September 30, 2011 and September 30, 2010, of which just over $2,000 was share based payment expense related to the Cantone warrants. We amortized $8,000 of expense related to these debt issuance costs in both the three months ended September 30, 2011 and September 30, 2010, of which less than $1,000 was share based payment expense related to the Cantone warrants. The unamortized balance was $27,000 as of September 30, 2011 and $52,000 as of December 31, 2010. We also had accrued interest expense related to the Series A Debentures of $12,000 at September 30, 2011 and $31,000 December 31, 2010. The Company recognized $56,000 in interest expense during both the nine months ended September 30, 2011 and September 30, 2010. The Company recognized $19,000 in interest expense during both the three months ended September 30, 2011 and September 30, 2010.

Note E – Stock Option Grants

Financing Option Grants

As a condition to the Financing Agreement with Rosenthal, our Chief Executive Officer, Stan Cipkowski  (“Cipkowski”) was required to execute a Validity Guarantee (the “Validity Guarantee”) that includes representations and warranties with respect to the validity of the Company’s receivables and guarantees the accuracy of the Company’s reporting to Rosenthal related to its receivables and inventory. The Validity Guarantee places Cipkowski’s personal assets at risk in the event of a breach of such representations, warranties and guarantees. As part of the compensation for his execution of the Validity Guarantee, on July 1, 2009, Cipkowski was awarded an option grant representing 500,000 common shares of the Company under its Fiscal 2001 Stock Option Plan (the “2001 Plan”), at an exercise price of $0.20, the closing price of the Company’s common shares on the date of the grant. The option grant vests over 3 years in equal installments, and the first 33% of the grant vested on July 1, 2010 and the second 33% vested on July 1, 2011. We will recognize $78,000 in share-based payment expense amortized over the required service period of 3 years. We recognized $20,000 in share-based payment expense for this grant in each of the nine months ended September 30, 2011 and September 30, 2010. We recognized $6,000 in share-based payment expense for this grant in each of the three months ended September 30, 2011 and September 30, 2010. As of September 30 2011, there was $17,000 in unrecognized expense with 9 months remaining.

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

Furthermore, on the second anniversary of the original stock option grant, or July 1, 2011, Jaskiewicz was awarded an additional option grant representing 50,000 common shares of the Company under the Company’s 2001 Plan, at an exercise price of $0.12, the closing price of the Company’s common shares on the date of the grant. The option grant was immediately exercisable, and we recognized the full share-based payment expense of $6,000 in the three months ended September 30, 2011.

Employee Grant

On December 31, 2010, we issued options to purchase 275,000 shares of common stock under the 2001 Plan to 4 members of senior management and 8 other employees of the Company at an exercise price of $0.09 (the closing price of the Company’s common shares on the date of the grant). These option grants vest 100% on the one-year anniversary of the date of the grant.  We will recognize $25,000 in share-based payment expense over the required service period of one year. We recognized $20,000 of this expense in the nine months ended September 30, 2011 and $6,000 of this expense in the three months ended September 30, 2011. As of September 30, 2011, there was $6,000 in unrecognized expenses with three months remaining.

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

Overview

General economic conditions continued to have a negative impact on our sales in the nine months ended September 30, 2011.  Although we experienced sales growth in the year ended December 31, 2010 (when compared to the year ended December 31, 2009), sales in the nine months ended September 30, 2011 were down 14.6% when compared to the nine months ended September 30, 2010. The Company’s core markets remain the Workplace and Government markets. We continue to believe that it will be some time before significant economic growth occurs allowing employment rates and government budgets to return to pre-recession levels. In addition, our sales were negatively impacted in the first quarter of 2011 due to the temporary and voluntarily cessation of marketing and selling of our oral fluid product in the Workplace market (See Part II, Item 1A; Risk Factors).

During the nine months ended September 30, 2011, we sustained a net loss of $330,000 from net sales of $6,898,000. We had cash provided by operating activities of $191,000 for the nine months ended September 30, 2011. We have already implemented cost-cutting measures to reduce expenses in all areas of the Company, and we continue to examine all expenses closely in efforts to minimize losses going forward if sales remain at current levels or continue to decline, or to reach profitability if sales levels improve.

During the nine months ended September 30, 2011, we continued to market and distribute our point of collection products to detect the presence or absence of drugs of abuse in a urine or oral fluid specimen and our Rapid Reader® drug screen result and data management system, and we also performed bulk test strip contract manufacturing services for unaffiliated third parties.

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

Results of operations for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010

NET SALES: Net sales for the nine months ended September 30, 2011 decreased 14.6% when compared to net sales for the nine months ended September 30, 2010. In the nine months ended September 30, 2011, we experienced sales declines across all market segments, with the exception of contract manufacturing sales. In addition, sales in the nine months ended September 30, 2011 were negatively impacted by our temporary and voluntary cessation of marketing and selling our oral fluid product in the Workplace market throughout most of the first quarter of 2011, while the nine months ended September 30, 2010 included sales of our oral fluid product in the Workplace market. Unemployment rates in the United States continue to remain relatively unchanged with minor fluctuations, and this along with the uncertainty of general economic conditions in the United States continues to affect our sales levels. The Bureau of Labor Statistics report released in October 2011 shows that regional and state unemployment rates were generally unchanged in September 2011; while 25 states did post unemployment rate decreases, 14 states posted rate increases and 11 states and the District of Columbia had no rate changes. The national jobless rate was unchanged at 9.1%, but 0.5 percentage point lower than a year earlier.

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

Contract manufacturing sales increased in the nine months ended September 30, 2011 when compared to the nine months ended September 30, 2010. This increase was a result of an increased contract manufacturing of a product for fetal amniotic membrane rupture, partially offset by decreased contract manufacturing of a product for RSV (respiratory syncytial virus) partially offset by increased.

We will continue to focus our sales efforts on national accounts, non-national direct sales and contract manufacturing, while striving to reduce manufacturing costs and/or to develop alternative product platforms that would allow us to be more cost competitive when attempting to secure government accounts, which are extremely price sensitive.

COST OF GOODS SOLD/GROSS PROFIT: Cost of goods sold decreased to 58.3% of net sales in the nine months ended September 30, 2011, compared to 59.3% of net sales in the nine months ended September 30, 2010. The improvement in cost of goods sold is as a result of a one-time inventory disposal that is included in the cost of goods sold for the nine months ended September 30, 2010 but not in the nine months ended September 30, 2011. Gross profit for the nine months ended September 30, 2011 declined from gross profit in the nine months ended September 30, 2010 as we continue to see a shift in sales mix due to price pressures from foreign manufacturers.

OPERATING EXPENSES: Operating expenses decreased 13.6% for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010. We continue to assess our operating expenses to ensure they are adequate to elicit growth, support sales levels and address market trends and customer needs. In the nine months ended September 30, 2011, cost-cutting measures resulted in expense reductions in all areas of operations as noted below:

Research and Development (“R&D”) expense

R&D expense for the nine months ended September 30, 2011 decreased 30.3%, compared to the nine months ended September 30, 2010. This decrease is a result of reductions in salaries, employment taxes, supplies and materials and travel related costs, minimally offset by an increase in patent fees. Our R&D department continues to focus their efforts on the enhancement of current products, development of new product platforms and exploration of contract manufacturing opportunities.

Selling and Marketing expense

Selling and marketing expense for the nine months ended September 30, 2011 decreased 13.9%, compared to the nine months ended September 30, 2010. This decrease is a result of reductions in sales salaries (due to decreased personnel and adjustment in base salaries) and commissions (as a result of reduced sales), advertising costs, trade show-related costs, partially offset by increases in postage costs, sales supplies and marketing-related travel. In the nine months ended September 30, 2011, we continued to promote our products through selected advertising, participation at high profile trade shows and other marketing activities. Our direct sales force continued to focus their selling efforts in our target markets, which include, but are not limited to, Workplace and Government, as well as focusing on the Clinical market, primarily physicians and pain management clinics, with our CLIA waived Rapid TOX product line, which includes the only CLIA waived test for Buprenorphine.

General and Administrative (“G&A”) expense

G&A expense for the nine months ended September 30, 2011 decreased 11.0% compared to the nine months ended September 30, 2010. Decreases in G&A salaries and benefits and auto expense (as a result of the departure of our former Chief Financial Officer and our former Executive Vice President of Operations in late March 2011), investor relations, quality assurance salaries and employee related benefits, shipping supplies, directors fees and expenses, patent and licenses and repairs and maintenance were partially offset by increases in consulting fees and legal fees (stemming from our efforts to respond to and address a warning letter received from the U.S. Food and Drug Administration in July 2009; see Part II, Item 1A; Risk Factors), bank service fees and share-based payment expense. Share-based payment expense totaled $45,000 in the nine months ended September 30, 2011 and $23,000 in the nine months ended September 30, 2010.

Results of operations for the three months ended September 30, 2011 compared to the three months ended September 30, 2010

NET SALES: Net sales for the three months ended September 30, 2011 decreased 6.5% when compared to net sales for the three months ended September 30, 2010. Sales declines across all market segments contributed to the lower sales in the three months ended September 30, 2011. As previously indicated, unemployment rates in the United States continue to fluctuate with little to no improvement and this, coupled with decreased purchasing levels of some of our government customers, has negatively impacted our sales. In addition to decreased purchasing by government entities, we continue to find it challenging to compete against foreign manufacturers when attempting to secure contracts with the government when vying for business through an open solicitation process (since, in most cases, the company with the lowest priced product is awarded the contract). Foreign manufacturers can offer their products at a lower price as they pay less for costs related to labor, materials, regulatory compliance and insurance. We do have some success in the solicitation process in those cases when an emphasis is placed on quality, customer service, technical support or “Made in America” requirements.

Contract manufacturing sales increased in the three months ended September 30, 2011 when compared to the three months ended September 30, 2010. This increase was a result of an increased contract manufacturing of a product for fetal amniotic membrane rupture, partially offset by decreased contract manufacturing of a product for RSV (respiratory syncytial virus).

We will continue to focus our sales efforts on national accounts, non-national direct sales and contract manufacturing, while striving to reduce manufacturing costs and/or to develop alternative product platforms that would allow us to be more cost competitive when attempting to secure government accounts, which are extremely price sensitive.

COST OF GOODS SOLD/GROSS PROFIT: Cost of goods sold as a percentage of net sales improved to 59.1% in the three months ended September 30, 2011 from 65.3% in the three months ended September 30, 2010. The improvement in cost of goods sold stems primarily from a one-time inventory disposal of $150,000 that occurred in the third quarter of 2010 that did not occur in the third quarter of 2011. Gross profit for the third quarter of 2011 improved when compared to the third quarter of 2010 due to the same one-time inventory disposal that occurred in the third quarter of 2010.

OPERATING EXPENSES: Operating expenses decreased 16.4% when comparing the three months ended September 30, 2011 and the three months ended September 30, 2010. We continue to assess our operating expenses to ensure they are adequate to elicit growth, support sales levels and address market trends and customer needs. In the three months ended September 30, 2011, cost-cutting measures resulted in expense reductions in Selling and Marketing and General and Administrative while Research and Development expenses increased; as noted below:

Research and Development (“R&D”) expense

R&D expense for the three months ended September 30, 2011 increased117.9% when compared to the three months ended September 30, 2010. This increase stems primarily from a reclassification of FDA compliance costs in the third quarter of 2010 from R&D expense to G&A expense; without this reclassification, R&D expense would have only increased by 14.3% when comparing the third quarter of 2011 with the third quarter of 2010. This increase primarily results from an increase in employee benefit costs, repairs and maintenance costs and patent fees, partially offset by decreased utilities and travel costs. Our R&D department continues to focus their efforts on the enhancement of current products, development of new product platforms and exploration of contract manufacturing opportunities.

Selling and Marketing expense

Selling and marketing expense for the three months ended September 30, 2011 decreased 18.4%, compared to the three months ended September 30, 2010. This decrease is a result of reductions in sales salaries (due to decreased personnel and adjustment in base salaries) and commissions (as a result of reduced sales), sales employee related benefits and advertising costs; partially offset by an increase in postage. In the three months ended September 30, 2011, we continued to promote our products through selected advertising, participation at high profile trade shows and other marketing activities. Our direct sales force continued to focus their selling efforts in our target markets, which include, but are not limited to, Workplace and Government, as well as focusing on the Clinical market, primarily physicians and pain management clinics, with our CLIA waived Rapid TOX product line, which includes the only CLIA waived test for Buprenorphine.

General and Administrative (“G&A”) expense

G&A expense for the three months ended September 30, 2011 decreased 21.0% compared to the three months ended September 30, 2010. Decreases in G&A salaries and benefits and auto expense (as a result of the departure of our former Chief Financial Officer and our former Executive Vice President of Operations in late March 2011), consulting fees, shipping supplies, travel related costs and directors’ fees and expenses were partially offset by increases in annual meeting expense, office supplies, bank and payroll service fees and share-based payment expenses. Consulting fees in the third quarter of 2011 decreased when compared to the third quarter of 2010 as a result of less activities performed by a consultant retained to address our FDA warning letter) (see Part II, Item 1A; Risk Factors); offset by costs related to a consulting agreement with our former Executive Vice President related to his performance of certain product development activities. Share-based payment expense totaled $19,000 in the three months ended September 30, 2011 and $9,000 in the three months ended September 30, 2010.

Liquidity and Capital Resources as of September 30, 2011

Our cash requirements depend on numerous factors, including product development activities, penetration of our core markets, and effective management of inventory levels and production levels in response to sales forecasts. We expect to devote capital resources to continue product development and research and development activities. We will examine other growth opportunities including strategic alliances and expect such activities will be funded from existing cash and cash equivalents, issuance of additional equity or additional borrowings, subject to market and other conditions. Our financial statements for the year ended December 31, 2010 were prepared assuming we will continue as a going concern. As of the date of this report, our current cash balances, together with cash generated from future operations and amounts available under our credit facilities may not be sufficient to fund operations for the next twelve months. As of the date of filing this report, two of our credit facilities, the Rosenthal Line of Credit and the Series A Debentures, will expire in less than 12 months. The Company continues to explore possible financing alternatives to these credit facilities; including but not limited to extension and/or refinancing of the current credit facilities. If cash generated from operations is not sufficient to satisfy our working capital, debt maturities and capital expenditure requirements, we will be required to sell additional equity, obtain additional credit facilities ore refinance our current debt. There is no assurance that such financing will be available or that we will be able to complete financing on satisfactory terms, if at all.

As of September 30, 2011, we had a Mortgage Consolidation Loan with First Niagara and a Line of Credit with Rosenthal. The Rosenthal Line of Credit had a total loan availability of $717,000 as of September 30, 2011, with $197,000 of this amount available for borrowing.

Working capital

Our working capital decreased $1,021,000 at September 30, 2011, when compared to working capital at December 31, 2010.  The decrease in working capital is primarily the result of the reclassification of the company’s Series A debentures from non current to current liabilities and the company’s current period net loss.

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

Cash Flows

Operating Activities

Our operating activities provided $191,000 of cash flows for the nine months ended September 30, 2011 as compared to using $323,000 for the nine months ended September 30, 2010. During the nine months ended September 30, 2011, accounts receivable increased $381,000, inventory decreased $434,000, prepaid expenses increased $28,000, accounts payable increased $252,000, accrued expenses and other current liabilities decreased $25,000. In addition we incurred non-cash expenses of $244,000 for depreciation amortization and disposal of equipment, $14,000 for provision for bad debts, $6,000 for provision for obsolete inventory and $45,000 for stock based compensation.

Investing Activities

During the nine months ended September 30, 2011 we used $141,000 for the purchase of capital equipment.

Financing Activities

During the nine months ended September 30, 2011 we used $103,000 for payments on debt financing, had proceeds of $11,000 from equipment financing and realized net proceeds of $27,000 from our line of credit.

At September 30, 2011, we had cash and cash equivalents of $22,000.

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

We believe that we may need to raise additional capital in the future to continue operations. If events and circumstances occur such that we do not meet our current operating plans, or we are unable to raise sufficient additional equity, refinance our current debt, secure additional debt financing, or if credit facilities are insufficient or not available, we may be required to further reduce expenses or take other steps which could have a material adverse effect on our future performance.

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

Dated: November 14, 2011