Form 10-K
period 2011-12-31
AMERICAN BIO MEDICA CORP
filed 2012-04-16
CIK 896747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

☐ Yes        ☒ No

The aggregate market value of 18,303,113 voting Common Shares held by non-affiliates of the registrant was approximately $2,379,405 based on the last sale price of the registrant’s Common Shares, $.01 par value, as reported on the OTCQB marketplace on June 30, 2011.

As of April 13, 2012, the registrant had outstanding 21,744,768 Common Shares, $.01 par value.

Documents Incorporated by Reference:

(1)	Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 13, 2012 in Part III of this Form 10-K
(2)	Other documents incorporated by reference on this report are listed under Part IV, Item 15(B); Exhibits

American Bio Medica Corporation

Index to Annual Report on Form 10-K

For the year ended December 31, 2011

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

Private Label Products

DrugCheck® 1200 UTK and DrugCheck 1300 UTK: In July 2011, we entered into a Purchase Agreement with Dräger Safety AG & Co. KgaA (“Dräger Safety”). Under the Purchase Agreement, Dräger Safety distributes various configurations of our Rapid TOX and Rapid TOX Cup II product under their own trademark “DrugCheck”. Dräger Safety distributes these products in North America, Europe, Asia, Africa, and Central and South America; with certain markets and territories being exclusive to Dräger Safety.

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

Rapid STAT™: Rapid STAT is a patent pending oral fluid POCT product that combines the incubation benefits of OralStat (see previous definition of OralStat) with the Rapid TOX cassette product platform (see previous definition of Rapid TOX). Rapid STAT maximizes drug recovery and provides a transport container for confirmation of positive test results. Rapid STAT provides faster test results, making it ideal for those market applications, such as roadside testing, in which portability and time is crucial. In addition to these added benefits, Rapid STAT provides lower THC testing sensitivity. Each Rapid STAT simultaneously tests for 6 DOA in a single oral fluid specimen.

Private Label Products

DrugCheck 1200 STK: The DrugCheck 1200 STK is a patent pending oral fluid POCT product in a cassette product platform. Dräger Safety distributes this product under their own trademark “DrugCheck” in various countries in which Dräger Safety has exclusive market rights. Like Rapid STAT, this oral fluid cassette product provides faster test results, making it ideal for roadside testing. This oral fluid cassette product has the capability of providing even lower THC testing sensitivity, making it unrivaled in the market. Each Dräger DrugCheck 1200 STK oral fluid cassette simultaneously tests for 5, 6, or 7 DOA in a single oral fluid specimen.

This oral fluid cassette product is also available for marketing to other countries in which Dräger Safety does not have marketing rights.

Other Products

We distribute a number of other products related to the detection of drugs or substances of abuse. We do not manufacture these products. We do not derive a significant portion of our revenues from the sale of these products.

Rapid Reader®: The Rapid Reader is a compact, portable unit that uses a high-resolution camera to capture a picture of the results obtained when using an ABMC POCT product. The results are analyzed, interpreted, and sent to a data management system, which enables the user to interpret, store, transmit and print the results. The Rapid Reader system can only be used to interpret and record the results of an ABMC drug test. Although we only distribute this product, we obtained 510(k) marketing clearance (see page 8 for a description of 510(k) marketing clearance) from the U.S. Food and Drug Administration (“FDA”) specific to our marketing of the Rapid Reader. Presently, we offer 2 different models of the Rapid Reader to our customers, the 210 and 250.

Adulteration and Alcohol: We currently offer a number of POCT products that detect the presence or absence of adulterants and alcohol. Two of these products are sold under ABMC-owned trademarks; the Rapid AlcoTEC™ alcohol test and the Rapid Check® test for adulterants. Some of the adulterant test products we distribute are also incorporated into our urine-based POCT products for DOA. We do not derive a significant portion of our revenues from the sale of these products.

Contract Manufacturing

We provide bulk test strip contract manufacturing services to a number of non-affiliated POCT diagnostic companies. In the year ended December 31, 2011, we manufactured test components for the detection of:

▪	RSV (Respiratory Syncytial Virus): the most common cause of lower respiratory tract infections in children worldwide

▪	Fetal amniotic membrane rupture

We do not currently derive a significant portion of our revenues from contract manufacturing.

Our Markets

Workplace

The Workplace market consists of pre-employment testing of job applicants, and random, cause and post-accident testing of employees. Many employers recognize the financial and safety benefits of implementing drug-free workplace programs, of which drug testing is an integral part. Government incentives encourage employers to adopt drug-free workplace programs. In some states, there are workers’ compensation and unemployment insurance premium reductions, tax deductions and other incentives for adopting these programs. The Drug-Free Workplace Act requires some federal contractors and all federal grantees to agree that they will provide drug-free workplaces as a precondition of receiving a contract or grant from a federal agency. Typically if a contractor receives a federal contract of $100,000 or more, they must enact a drug-free workplace program. Any organization or individual that has been granted a federal contract, regardless of size, must enact a drug-free workplace program. We sell our products in this market through our direct sales force and through a select network of distributors.

▪	In their December 2004 report (the most recent report related to this subject matter) titled “The Economic Costs of Drug Abuse in the United States”, the Office of National Drug Control Policy reported that the economic cost of drug abuse in 2002 was estimated to be $180.9 billion, increasing 5.34% annually since 1992. This value represents both the use of resources to address health and crime consequences as well as the loss of potential productivity from disability, death and withdrawal from the legitimate workforce.

▪	According to the 2010 SAMHSA (Substance Abuse Mental Health Services Administration) National Survey on Drug Use and Health released in September 2011, drug use in the United States increased again in 2010, reversing downward trends since 2002. Most drug users are employed. Of the 20.2 million current illicit drug users aged 18 or older in 2010, 13.3 million (65.9 percent) were employed either full or part time.

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

According to reports issued by the Bureau of Justice Statistics:

▪	According to a report issued by the Bureau of Justice Statistics, at year of 2010, approximately 7.1 million people in the United States were under correctional supervision; and

▪	According to the Federal Bureau of Investigation’s Uniform Crime Report for 2010, there were approximately 1.6 million arrests for drug abuse violations. Drug abuse violations are defined as state or local offenses relating to the unlawful possession, sale, use, growing, manufacturing, and making of narcotic drugs including opium or cocaine and their derivatives, marijuana, synthetic narcotics, and dangerous non-narcotic drugs such as barbiturates.

Clinical

The Clinical market includes emergency rooms, physician offices, hospitals and clinics and rehabilitation facilities associated with hospitals. The Drug Abuse Warning Network (“DAWN”, a public health surveillance system that monitors drug-related visits to hospital emergency departments and drug-related deaths investigated by medical examiners and coroners) reported in August 2011, that in 2009 slightly over 120 million visits were made to emergency departments in general-purpose hospitals in the United States, and DAWN estimates that at least 4.5 million of these visits were drug related. Drug-related ED visits have increased by over 80 percent since 2004. This increase primarily reflects greater numbers of medical emergencies associated with adverse reactions, accidental drug ingestions, and misuse or abuse of prescription drugs and over-the-counter medications.

To address this issue, drug testing is performed so healthcare professionals are able to ascertain the drug status of a patient before they administer pharmaceuticals or other treatment. We currently sell our urine DOA products in this market through our direct sales force; however, we do not maintain a large share of this market. We believe the best marketing strategy in this market would be to obtain an exclusive distribution relationship with a multi-national diagnostics company focused on the clinical POCT market, and we continue to make efforts to develop such a relationship.

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

We sell in this market through a select network of distributors, including a master distributor in the region of Latin American; this distributor’s sales are primarily in the Government and Clinical markets, along with some sales in the Workplace market. In July 2011, we entered into a Purchase Agreement with Dräger Safety”. Under the Purchase Agreement, Dräger Safety distributes our drug tests (under their trademark “DrugCheck”) in Europe, Asia, Africa, and Central and South America; with certain markets and territories being exclusive to Dräger Safety.

Rehabilitation

The Rehabilitation market includes people in treatment for substance abuse. There is typically a high frequency of testing in this market. For example, in many residence programs, patients are tested each time they leave the facility and each time they return. In outpatient programs, patients are generally tested on a weekly basis.

Education

The Education market consists of student drug-testing. In June 2002, the Supreme Court ruled that students in extracurricular activities including athletics, band, choir, and other activities could be tested for drugs at the start of the school year and randomly throughout the year. According to the December 2011 University of Michigan Monitoring the Future study, 14.7% of 8th graders, 31.1% of 10th graders and 40% of 12th graders have used an illicit drug within the 12 months prior to the study.

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

 Pricing: The pricing structure within the POCT market for DOA is highly competitive. Price pressure remains to be the greatest when comparing our product pricing with the pricing of point of collection tests manufactured outside of the United States. In order to meet the price pressure caused primarily by these foreign manufacturers, we continue to evaluate all aspects of our manufacturing and assembly processes to identify areas of cost savings. Cost savings in manufacturing would allow us to achieve and/or sustain acceptable gross margins while still providing our customers with cost-competitive products. In addition, we continue to explore new, lower cost product alternatives to offer our customers.

Quality: There have been a number of studies that have reported on the accuracy and reliability of ABMC products. A study was conducted by the Department of Health and Human Services (“DHHS”) in 1999 (as of the date of this report, this is still the most current government issued study). In the DHHS study, our RDS ranked the most accurate multi-drug product for all drugs when compared to GC/MS (Gas Chromatography/Mass Spectrometry). GC/MS is a laboratory test consisting of a combination of two microanalytical techniques: GC, a separation technique, and MS, an identification technique. Another study conducted in 2003 on the Rapid ONE test for Oxycodone conducted by the Greater Los Angeles VA Healthcare System found that “only the…..Rapid ONE OXY test demonstrated 100% reliability.”

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

Raw Materials and Suppliers

The primary raw materials required for the manufacture of our point of collection test strips and our point of collection drug tests consist of antibodies, antigens and other reagents, plastic molded pieces, membranes and packaging materials. We maintain an inventory of raw materials that have been acquired from third parties. Currently, most raw materials are available from several sources. We own the molds and tooling for our plastic components that are custom and proprietary. The ownership of these molds affords us flexibility and control in managing the supply chain for these components. We do not own the molds and tooling for our plastic components that are “stock” items.

Major Customers

We have a number of national account customers that in total represent a significant portion of our sales in the years ended December 31, 2011 and December 31, 2010. One of these national account customers represented 14.0% of net sales in the year ended December 31, 2011 and 12.7% of net sales in the year ended December 31, 2010.

Patents and Trademarks/Licenses

As of December 31, 2011, we held 28 patents related to our point of collection drug-testing products, including 4 design patents and 9 utility patents issued in the United States. As of December 31, 2011, we have 7 United States patent applications pending and 14 foreign patent applications pending. The earliest expiration date of any of our issued patents (a RDS design patent) is January 2013.

To date, we have registered 21 trademarks in the United States, including but not limited to, Rapid Drug Screen, RDS, Rapid ONE, OralStat, Rapid Reader, Rapid TOX, Rapid TOX Cup, InCup, Rapid Check, our website domain, our corporate logos and certain product logos. We have also registered 14 trademarks in countries/regions such as Canada, Mexico, Europe, and the United Kingdom. We currently have one trademark application pending in the United States.

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

We do not currently market our OralStat, Rapid STAT or other oral fluid cassette products to the Clinical market, as we have not yet obtained a 510(k) clearance for any of our oral fluid products. As of the date of this report, there are no oral fluid POCT products (in which the testing result is truly obtained at the time the sample is collected) that have received 510(k) clearance.

Currently we have received 510(k) clearances related to our:

▪	9 panel RDS test and our Rapid ONE dipsticks. In addition, the testing strips contained in the RDS InCup are the same as those testing strips contained within the RDS. Therefore, the RDS InCup can be offered in a variety of combinations to meet customer requirements;
▪	Rapid TEC product line;
▪	Rapid Reader;
▪	Rapid TOX product line; and

▪	Rapid TOX Cup II

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

The Clinical Laboratory Improvement Amendments (CLIA) of 1988 established quality standards for laboratory testing to ensure the accuracy, reliability and timeliness of patient test results regardless of where the test was performed. As a result, those using CLIA waived tests are not subject to the more stringent and expensive requirements of moderate or high complexity laboratories. In August 2008, we received our CLIA waiver from the FDA related to our Rapid TOX product line. As of the date of this report, the Rapid TOX is the only ABMC POCT product that has been granted a CLIA waiver from the FDA, and the Rapid TOX product line is the only product on the market that has received a CLIA waiver on an assay for Buprenorphine.

Due to the nature of the manufacturing of our point of collection tests and the raw material used, ABMC does not incur any material costs associated with compliance with environmental laws, nor do we experience any material effects of compliance with environmental laws.

Research and Development (“R&D”)

Our R&D efforts are continually focused on enhancing and/or maintaining the performance and reliability of our drug-testing products. During the year ended December 31, 2011, our R&D team continued to make enhancements to our POCT products. The R&D team also continued the development process on bulk test strip contract manufacturing projects. Our R&D expenditures were 223,000 for the year ended December 31, 2011 and $297,000 for the year ended December 31, 2010. None of the costs incurred in R&D in either the year ended December 31, 2011 or the year ended December 31, 2010 were borne by a customer.

Manufacturing and Employees

Our facility in Kinderhook, New York houses assembly and packaging of our products in addition to the Company’s administration. We continue to primarily outsource the printing of the plastic components used in our products, and we outsource the manufacture of the plastic components used in our products. We manufacture all of our own individual test strips and we manufacture test strips for unaffiliated third parties at our R&D and bulk manufacturing facility in Logan Township, New Jersey. An unaffiliated third party manufactures the Rapid Reader products we currently offer; and unaffiliated third parties also manufacture the adulteration and alcohol products we offer.

As of December 31, 2011, we had 80 employees, of which 79 were full-time and 1 was part-time. None of our employees are covered by collective bargaining agreements, and we believe our relations with our employees are good.

Item 1A. Risk FACTORS

We have a history of incurring net losses.

Since our inception and throughout most of our history, we have incurred net losses, including but not limited to, a net loss of $345,000 incurred in the year ended December 31, 2011. We expect to continue to make substantial expenditures for sales and marketing, product development and other business purposes. Our ability to achieve profitability in the future will primarily depend on our ability to increase sales of our products, reduce production and other costs and successfully introduce new products and enhanced versions of our existing products into the marketplace. There can be no assurance that we will be able to increase our revenues at a rate that equals or exceeds expenditures. In the year ended December 31, 2011, our sales continued to be negatively impacted by the recession, which negatively impacted our results of operations. Our failure to increase sales while maintaining or reducing general and administrative, sales and marketing, research and development and production costs will result in the Company incurring additional losses.

We believe we will need additional funding for our existing and future operations.

Our financial statements for the year ended December 31, 2011 have been prepared assuming we will continue as a going concern. If global economic conditions do not improve, we do not believe that our current cash balances, and cash generated from future operations will be sufficient to fund operations for the next twelve months. Future events, including the problems, delays, expenses and difficulties which may be encountered in establishing and maintaining a substantial market for our products, could make cash on hand insufficient to fund operations. If cash generated from operations is insufficient to satisfy our working capital and capital expenditure requirements, we may be required to sell additional equity or debt securities or obtain additional credit facilities. There can be no assurance that such financing will be available or that we will be able to complete financing on satisfactory terms, if at all. Any such equity financing would result in further dilution to existing shareholders.

The POCT market for DOA is highly competitive.

The POCT market for DOA is highly competitive. Several companies produce drug tests that compete directly with our DOA product line, including Alere (formerly Inverness Medical Innovations, Inc.) and its subsidiaries, as well as OraSure Technologies, Inc. In addition to these manufacturers, there are a number of smaller privately held companies, as well as foreign manufacturers, that compete with us. Cost-competitiveness, technological requirements and satisfactory product performance are essential for success in the POCT market for DOA.

Cost Competitiveness. Price competition continues to increase in the POCT markets as more companies offer products manufactured outside of the United States. Many foreign manufacturers have lower manufacturing costs and therefore can offer their products at a lower price. These lower costs include, but are not limited to, costs for labor, materials, regulatory compliance and insurance. If we are required to lower our prices to our customers, our revenue levels could be negatively impacted which would adversely affect our gross profit margins. Based upon actual results in the year ended December 31, 2011, and given current levels of operating expenses, we must achieve approximately $2.5 million in quarterly net sales to attain break-even results of operations. If our products do not achieve and maintain this level of revenue, or if we fail to maintain certain gross profit margins, our results of operations would be significantly harmed.

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

One of our customers accounted for more than 10% of our total net sales in the year ended December 31, 2011.

One of our customers accounted for approximately 14.1% of our total net sales in the year ended December 31, 2011. Although we have entered into a written purchase agreement with this customer, this customer does not have any minimum purchase obligations and could stop buying our products with 90-days notice. A reduction, delay or cancellation of orders from this customer or the loss of this customer could reduce our revenues. We cannot provide assurance that this customer or any of our current customers will continue to place orders, that orders by existing customers will continue at current or historical levels or that we will be able to obtain orders from new customers.

We rely on third parties for raw materials used in our DOA products and in our bulk test strip contract manufacturing processes.

We currently have approximately 52 suppliers who provide us with the raw materials necessary to manufacture our point of collection drug-testing strips and our point of collection tests for DOA. For most of our raw materials we have multiple suppliers, but there are a few raw materials for which we only have one supplier. The loss of one or more of these suppliers, the non-performance of one or more of their materials or the lack of availability of raw materials could suspend our manufacturing process related to our DOA products. This interruption of the manufacturing process could impair our ability to fill customers’ orders as they are placed, putting the Company at a competitive disadvantage.

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

We have a significant amount of raw material and “work in process” inventory on hand that may not be used in the year ended December 31, 2012 if the expected configuration of sales orders is not received at projected levels.

We currently have approximately $1,555,000 in raw material components for the manufacture of our products at December 31, 2011. The non-chemical raw material components may be retained and used in production indefinitely and the chemical raw materials components have lives in excess of 20 years. In addition to the raw material inventory, we have approximately $1,735,000 in manufactured testing strips, or other “work in process” inventory at December 31, 2011. The components for much of this “work in process” inventory have lives of 12-24 months. If sales orders received are not for products that would utilize the raw material components, or if product developments make the raw materials obsolete, we may be required to dispose of these unused raw materials. In addition, since the components for much of the “work in process” inventory have lives of 12-24 months, if sales orders within the next 12-24 months are not for products that contain the components of the “work in process” inventory, we may need to discard this expired “work in process” inventory. We have established an allowance for obsolete or slow moving inventory. At December 31, 2011, this allowance was set to $401,000. There can be no assurance that this allowance will continue to be adequate for the year ending December 31, 2012 and/or that it will not have to be adjusted in the future.

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

We have communicated to the FDA our belief that marketing clearance is not required in non-clinical markets, and that such belief is based upon legal advice from our FDA counsel. To date, the FDA does not agree with our interpretation of FDA regulations related to medical devices, and the FDA continues to assert jurisdiction of drug testing performed in the workplace. Although we do not concede that the FDA has jurisdiction over drug testing when performed in the workplace, we have informed the FDA that we are willing to file a marketing clearance application. However, we have also advised the FDA that specific technical and scientific issues exist when attempting to utilize FDA’s draft guidance for our oral fluid point of collection drug tests (because the draft guidance was written for urine drug tests). Although we have met with the FDA, the FDA has yet to provide the additional guidance we have requested regarding the issues identified. This has impacted our ability to collect the data needed to obtain marketing clearance, but we continue to move forward with our efforts to resolve these issues with the FDA and/or to collect the necessary supporting data to obtain marketing clearance.

In response to communications and interactions with the FDA, on October 16, 2010, we voluntarily and temporarily suspended selling and marketing of our oral fluid drugs of abuse products in the Workplace market. Late in March 2011, we resumed shipment of the oral fluid drugs of abuse products.

The cost of obtaining marketing clearance is expected to be material and incurring such cost could have a negative impact on our efforts to improve our performance and to achieve profitability. Furthermore, there can be no assurance that we will obtain marketing clearance from the FDA, especially since we would be among the first companies to apply for such marketing clearance. Our point of collection oral fluid drug tests historically account for a material portion of our sales, with sales of oral fluid drug tests accounting for approximately 20% of our sales in the last two fiscal years (the majority of which are sales to the Workplace market). An inability to market and sell our point of collection oral fluid drug tests in the Workplace market will negatively impact our revenues. In addition, the current outstanding jurisdictional issue could have a negative impact on our relationships with our customers who purchase our oral fluid tests. The loss of oral fluid test customers would also negatively impact our revenues.

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

We currently have two option plans, the Fiscal 2000 Non-statutory Stock Option Plan (the “2000 Plan”) and the Fiscal 2001 Non-statutory Stock Option Plan (the “2001 Plan”). Both the 2000 Plan and the 2001 Plan have been adopted by our Board of Directors and approved by our shareholders, and both have options issued, but only the 2001 Plan has options available for future issuance. As of December 31, 2011 there were 48,500 options issued and outstanding under the 2000 Plan and 2,650,080 options issued and outstanding under the 2001 Plan, for a total of 2,698,580 options issued and outstanding as of December 31, 2011. Of the total options issued and outstanding, 2,528,580 are fully vested as of December 31, 2011. As of December 31, 2011, there were 1,066,920 options available for issuance under the 2001 Plan.

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

There are 3,868,255 common shares presently issued and outstanding as of the date hereof that are “restricted securities” as that term is defined under the Securities Act of 1933, as amended, (the “Securities Act”) and in the future may be sold in compliance with Rule 144 of the Securities Act (“Rule 144”), or pursuant to a registration statement filed under the Securities Act. Rule 144 addresses sales of restricted securities by affiliates and non-affiliates of an issuer. An “affiliate” is a person, such as an officer, director or large shareholder, in a relationship of control with the issuer. “Control” means the power to direct the management and policies of the company in question, whether through the ownership of voting securities, by contract, or otherwise. If someone buys securities from a controlling person or an affiliate, they take restricted securities, even if they were not restricted in the affiliate's hands.

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

The SEC has adopted regulations that define a “penny stock” to be any equity security that has a market price per share of less than $5.00, subject to certain exceptions, such as any securities listed on a national securities exchange or securities of an issuer in continuous operation for more than three years whose net tangible assets are in excess of $2 million, or an issuer that has average revenue of at least $6 million for the last three years. Our common shares were delisted from the NASDAQ Capital Market in September 2009 and are currently trading on the Pink OTC Markets, Inc., under their OTCQB market tier (the US registered and reporting marketplace for over-the-counter (OTC) securities). As of the year ended December 31, 2011, our net tangible assets did exceed $2 million, and our average revenue for the last three years exceeded $6 million, so that our securities currently qualify for exclusion from the “penny stock” definitions. However, if our net tangible assets cease to exceed $2 million and our three-year average revenue falls below $6 million, we would fail to qualify for either of these exclusions, and our common shares would be subject to “penny stock” rules. For any transaction involving a “penny stock,” unless exempt, the rules impose additional sales practice requirements on broker-dealers, subject to certain exceptions. For these reasons, a broker-dealer may find it more difficult to trade our common stock and an investor may find it more difficult to acquire or dispose of our common stock on the secondary market. Therefore, broker-dealers may be less willing or able to sell or make a market in our securities because of the penny stock disclosure rules. Not maintaining a listing on a major stock market may result in a decrease in the trading price of our securities due to a decrease in liquidity and less interest by institutions and individuals in investing in our securities, and could also make it more difficult for us to raise capital in the future. Furthermore, listing on the OTCQB may make it more difficult to retain and attract market makers. In the event that market makers cease to function as such, public trading of our securities will be adversely affected or may cease entirely.

We incur additional significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

We incur significant legal, accounting and other expenses as a result of our required compliance with certain regulations. More specifically, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and other rules subsequently implemented by the SEC, impose various requirements on public companies. Our management and other personnel must devote a substantial amount of time to these compliance requirements. Moreover, these rules and regulations have increased our legal and financial compliance costs and make some activities more time-consuming and costly.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. Management is required to perform system and process evaluation and testing of the effectiveness of our internal controls over financial reporting, as required by Section 404(a) of the Sarbanes-Oxley Act. Section 404(b) of the Sarbanes-Oxley Act requires companies to obtain auditor’s attestation related to their assessment of the effectiveness of our internal controls over financial reporting. On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Wall Street Reform Act”). Section 989G of the Wall Street Reform Act expressly exempts issuers that are neither “large accelerated filers” nor “accelerated filers” (which includes smaller reporting companies, and we are a smaller reporting company) from the requirement contained in Section 404(b) of the Sarbanes Oxley Act to provide an auditor attestation of internal control over financial reporting.

Although we are not required to comply with Section 404(b), we remain subject to Section 404(a) (that is, management’s report on our internal controls over financial reporting). Our testing may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. As a result, our compliance with Section 404(a) may require that we incur substantial accounting expense and expend significant management efforts. We do not have an internal audit group, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge to ensure compliance with these regulations and/or to correct such material weaknesses. If we are not able to comply with the requirements of Section 404(a), or if we identify deficiencies in our internal controls over financial reporting, the market price of our common shares could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

On March 28, 2011, the Defendants filed an Answer to our Complaint and Defendant Gould filed a counter-claim against the Company in the amount of $150,000 alleging breach of contract related to an employment agreement between Gould and the Company. We filed a reply to Gould’s counterclaim on April 13, 2011. Our reply asserted that the Company did not breach the prior employment agreement in place with Gould, that the Company provided the required written notice of non-renewal of Gould’s employment agreement, and that Gould’s employment agreement expired on May 31, 2010; at which time Gould became an at-will employee of the Company. Gould was subsequently terminated for cause on July 28, 2010. A conference was held with the court on June 16, 2011, at which issues in dispute were discussed and a discovery schedule was set. The Company has responded to the Defendants discovery requests and as of the date of this report, the Company is awaiting complete responsive discovery items from Defendants. Depositions in the matter are ongoing. Depositions and discovery are expected to be completed by April 30, 2012.

As previously disclosed, we received a warning letter from the FDA in July 2009 (see Current Report on Form 8-K filed with the SEC on August 5, 2009 and the Risk Factor titled, “Any adverse changes in our regulatory framework could negatively impact our business” on page 11 of this Annual Report on Form 10-K). A warning letter is considered by FDA to be informal and advisory. While a warning letter communicates FDA’s position on a matter it does not commit the FDA to taking enforcement action. However, the Company has not received a “close-out” letter from FDA, therefore the Company’s July 2009 warning letter remains unresolved. Unresolved warning letters can lead to further FDA action, including but not limited to seizure, injunction and/or civil money penalties.

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

Item 4. MINE SAFETY DISCLOSURE

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares are currently trading on the Pink OTC Markets, Inc. under their OTCQB market tier (the US registered and reporting marketplace for over-the-counter (OTC) securities) under the symbol “ABMC”.

The following table sets forth the high and low closing bid prices of our securities as reported by the OTCQB in the years ended December 31, 2011 and December 31, 2010. The prices quoted reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

Year ended December 31, 2011	High	Low

Quarter ending December 31, 2011	$0.12	$0.06
Quarter ending September 30, 2011	$0.13	$0.06
Quarter ending June 30, 2011	$0.14	$0.06
Quarter ending March 31, 2011	$0.18	$0.07

Year ended December 31, 2010	High	Low

Quarter ending December 31, 2010	$0.12	$0.08
Quarter ending September 30, 2010	$0.14	$0.07
Quarter ending June 30, 2010	$0.13	$0.08
Quarter ending March 31, 2010	$0.12	$0.08

Holders

Based upon the number of record holders and individual participants in security position listings, as of April 13, 2012, there were approximately 2,300 holders of our securities. As of April 13, 2012, there were 21,744,768 common shares outstanding.

Dividends

We have not declared any dividends on our common shares and do not expect to do so in the foreseeable future. Future earnings, if any, will be retained for use in our business.

Securities authorized for issuance under equity compensation plans previously approved by security holders

We currently have two Non-statutory Stock Option Plans (the 2000 Plan and the 2001 Plan, collectively the “Plans”) that have been adopted by our Board of Directors and subsequently approved by our shareholders. The Plans provide for the granting of options to employees, directors, and consultants (see Part I, Item 1A, Risk Factor titled, “Potential issuance and exercise…” on page 13).

Securities authorized for issuance under equity compensation plans not previously approved by security holders

As part of their compensation as the placement agent in our August 2008 Series A Convertible Debenture Offering, Cantone Research, Inc. (“Cantone”) was issued a four-year warrant to purchase 30,450 shares of the Company’s common stock at an exercise price of $0.37 per share, and a four-year warrant to purchase 44,550 shares of the Company’s common stock at an exercise price of $0.40 per share. All warrants issued to Cantone were immediately exercisable upon issuance (see Part I, Item 1A, Risk Factor titled, “Potential issuance and exercise…” on page 13).

The following table summarizes information as of December 31, 2011, with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by security holders	2,698,580	$0.76	1,066,920
Equity Compensation Plans not approved by security holders	75,000	$0.39	NA

Performance Graph

As a smaller reporting company, we are not required to provide the information required under this item.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities, Purchases of equity securities by the issuer and affiliated purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

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

Overview and Plan of Operations

During the year ended December 31, 2011, we sustained a net loss of $345,000 from net sales of $9,272,000, and had net cash provided by operating activities of $449,000. During the year ended December 31, 2010, we sustained a net loss of $750,000 from net sales of $10,421,000, and had net cash used in operating activities of $53,000.

During the year ended December 31, 2011, we continued to market and distribute our urine and oral fluid-based point of collection tests for DOA and our Rapid Reader drug screen result and data management system, and we also performed bulk test strip contract manufacturing services for unaffiliated third parties. Throughout the year ended December 31, 2011, we continued to take steps to reduce manufacturing costs to increase our gross margin. The recession continued to have a negative impact on our sales throughout the year ended December 31, 2011, although we were able to achieve a moderate increase in sales in the quarter ended December 31, 2011 when compared to quarter ended December 31, 2010. In response to the uncertainties associated with the state of the global economy, we have continued to implement cost-cutting measures to reduce our operating expenses. Although these measures did not prevent us from sustaining a net loss in the year ended December 31, 2011, these measures did enable the Company to minimize our net loss.

Our sales strategy continues to be a focus on direct sales, while identifying new contract manufacturing opportunities and pursuing new national and international accounts. Simultaneously with these efforts, we continue to focus on the development of new product platforms and configurations to address market trends and needs.

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

Results of operations for the year ended December 31, 2011, compared to the year ended December 31, 2010

Net Sales: Net sales decreased 11.0% to $9,272,000 in the year ended December 31, 2011 (“Fiscal 2011”) from $10,421,000 in the year ended December 31, 2010 (“Fiscal 2010”).

Throughout Fiscal 2011, the Company experienced a decline in sales in our core markets of Workplace and Government; however, these declines were partially offset by increased sales in our International market in both the first and fourth quarters of Fiscal 2011, and increased Contract Manufacturing sales in both the third and fourth quarters of Fiscal 2011. The improvement in international sales was a result of increased sales to Europe and Latin America, and the improvement in Contract Manufacturing Sales is primarily the result of increased manufacturing of a product for fetal amniotic rupture. Sales were also negatively impacted in the first quarter of Fiscal 2011 by our temporary and voluntary cessation of marketing and selling of our oral fluid product in the Workplace market.

The economic turmoil has also resulted in decreased purchasing levels on some of the government contracts we currently hold; as many of our government customers are attempting to close budget deficits. We continue to find it challenging to compete against foreign manufacturers when attempting to secure contracts with the government. Most government contracts are awarded via an open solicitation process and in most cases, the company with the lowest priced product is awarded the contract. Since foreign manufacturers can offer their products at a lower price due to lower costs, including but not limited to, lower labor, material, regulatory and insurance costs, it has become increasingly difficult to compete from a cost standpoint. However, we have been successful in garnering government contracts, especially in those cases when an emphasis is placed on quality, customer service, technical support and “Made in America” requirements.

While we remain encouraged by reports of improvement in certain aspects of domestic and global economic conditions, until the rate of economic recovery substantially increases, any sales improvement we may experience in our core markets of Workplace and Government is expected to be minimal. Through most of Fiscal 2011 employment rates in the United States continued to be weak with some improvement in the latter part of the fourth quarter of Fiscal 2011. As a result of signs of improving economic activity, we added two additional sales people in the fourth quarter of Fiscal 2011 to aggressively pursue additional sales opportunities. We are hopeful that future improvement in sales will be more consistent and that we will begin to see improvement in sales in our core markets. If we continue to experience sales declines, we are hopeful such declines will be minimal. We are optimistic that sales in our International market and Contract Manufacturing sales will either continue to improve or decline at minimal rates.

Cost of goods sold/gross profit: Cost of goods sold was 58.2% of sales in Fiscal 2011 compared to 60.1% of sales in Fiscal 2010; this represents a decrease of 1.9%. . Cost of goods sold in Fiscal 2010 was affected by a one-time inventory disposal of $150,000 in the third quarter of Fiscal 2010, a shift in sales mix from higher margin products to sales of lower margin products and increased product manufacturing inefficiencies. We did experience a similar sales mix in Fiscal 2011 however, we did not incur significant inventory disposals in Fiscal 2011. Cost of goods in Fiscal 2011 was also impacted by increased costs of raw materials and downward pressure on selling prices as a result of competition from foreign manufacturers.

In response to uncertain market conditions, we have reduced our inventory levels and the amount of product being manufactured; however, certain direct labor and overhead costs are fixed and such fixed costs are now being allocated to a reduced number of manufactured strips, thus increasing our manufacturing cost per unit. We continuously evaluate our production personnel levels as well as our product manufacturing levels to ensure they are adequate to meet current and anticipated sales demands.

Gross profit in the year ended December 31, 2011 continued to be negatively affected by decreased sales margins due to price pressure from foreign manufacturers and general price pressure in our markets in response to the recession.

Operating Expenses: As a result of cost-cutting measures, operating expenses for Fiscal 2011 continued to decrease. Operating expenses in Fiscal 2011 decreased $620,000, or 13.4%, when compared to operating expenses in Fiscal 2010. These cost-cutting measures resulted in expense reductions in all areas of operations as noted below:

Research and development (“R&D”)

R&D expenses for Fiscal 2011 decreased $74,000, or 24.9%, when compared to R&D expenses incurred in Fiscal 2010. Savings primarily in salaries, supplies, and travel accounted for the decrease in R&D expenses. Throughout Fiscal2011, our R&D department continued to focus their efforts on the enhancement of current products, development of new product platforms and exploration of contract manufacturing opportunities.

Selling and marketing

Selling and marketing expenses for Fiscal 2011 decreased $253,000, or 12.5%, when compared to selling and marketing expenses incurred in Fiscal 2010. The reduction in expense primarily results from decreases in sales salaries, benefits and commissions (as a result of reductions in sales and marketing personnel throughout most of Fiscal 2011 and decreased sales in Fiscal 2011) and benefits, marketing salaries and benefits, and travel. Throughout Fiscal 2011, we promoted our products through various marketing activities, including but not limited to selected advertising and participation at trade shows. Our direct sales force continued to focus their selling efforts in our core markets of Workplace and Government, as well as in the Clinical market with our CLIA waived Rapid TOX product line.

General and administrative (“G&A”)

G&A expenses for Fiscal 2011 decreased $293,000, or 12.7%, when compared to Fiscal 2010. Reductions in salaries & benefits, director fees and expenses, accounting fees, patents and licenses, travel, shipping supplies, repairs & maintenance, and bad debt expense, were offset by increases in legal fees, bank service fees and non-cash compensation.

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

Other income and expense: Other income during Fiscal 2011 consisted of grant income. The grant was originally received from the Columbia Economic Development Corporation and totaled $100,000. The grant is convertible to a loan based upon a percentage of the grant declining from 90% of the grant amount in 2003 to 0% in 2012. The grant is convertible to a loan only if the employment levels in the Kinderhook facility drop below 45 employees at any time during the year. The employment levels in the Kinderhook facility were 49 and 54 at the years ended December 31, 2011 and December 31, 2010, respectively. The amount of grant income was $10,000 in both Fiscal 2011 and Fiscal 2010.

During Fiscal 2011 and Fiscal 2010, we incurred interest expense of $198,000 and $216,000 respectively, related to our loans and lines of credit with First Niagara Bank (“First Niagara”) and Rosenthal & Rosenthal, Inc. (“Rosenthal”).

LIQUIDITY AND CAPITAL RESOURCES AS OF DECEMBER 31, 2011

Our cash requirements depend on numerous factors, including product development activities, penetration of our core markets, and effective management of inventory levels and production levels in response to sales forecasts. We expect to devote capital resources to continue product development and research and development activities. We will examine other growth opportunities including strategic alliances and expect such activities will be funded from existing cash and cash equivalents, issuance of additional equity or additional borrowings, subject to market and other conditions. Our financial statements for Fiscal 2011 have been prepared assuming we will continue as a going concern. As of the date of this report, we do not believe that our current cash balances, together with cash generated from future operations and amounts available under our credit facilities will be sufficient to fund operations for the next twelve months. If cash generated from operations is not sufficient to satisfy our working capital and capital expenditure requirements, we will be required to sell additional equity or obtain additional credit facilities. There is no assurance that such financing will be available or that we will be able to complete financing on satisfactory terms, if at all.

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

On February 23, 2011, we amended and extended the Mortgage Consolidation Loan. The amended Mortgage Consolidation Loan has a maturity date of March 1, 2013, and has a 6-year (72 month) amortization. The principal amount of the amended Mortgage Consolidation Loan is $815,000 with a fixed interest rate of 8.25%. The monthly payment of principal and interest is $14,437. Payments commenced on the amended Mortgage Consolidation Loan on March 1, 2011. We were required to make a $15,000 principal payment at the time of closing of the amended Mortgage Consolidation Loan. We also incurred approximately $2,000 in costs associated with this amendment, which were legal costs incurred by First Niagara and passed on to the Company. The amended Mortgage Consolidation continues to be secured by our facility in Kinderhook, New York as well as various pieces of machinery and equipment. All other terms of the Mortgage Consolidation Loan remain unchanged.

The balance on the Mortgage Consolidation Loan was $725,000 at December 31, 2011 and $850,000 at December 31, 2010. Interest expense recognized was $66,000 and $80,000 for Fiscal 2011 and Fiscal 2010, respectively.

Rosenthal Line of Credit

On July 1, 2009, we entered into a Financing Agreement (the “Financing Agreement”) with Rosenthal to refinance a line of credit held by First Niagara. Under the Financing Agreement, Rosenthal agreed to provide the Company with up to $1,500,000 under a revolving secured line of credit (“Rosenthal Line of Credit”). The Rosenthal Line of Credit is collateralized by a first security interest in all of the Company’s receivables, inventory, and intellectual property, and a second security interest in our machinery and equipment, leases, leasehold improvements, furniture and fixtures. The maximum availability of $1,500,000 is subject to an availability formula based on certain percentages of accounts receivable and inventory, and elements of the availability formula are subject to periodic review and revision by Rosenthal. Under the Financing Agreement, we pay Rosenthal an administrative fee of $1,500 per month and an annual fee of $15,000. There are additional administrative fees that totaled $34,000 in Fiscal 2011, and $14,000 in Fiscal 2010. Under the Financing Agreement, interest is payable monthly. Interest is charged at variable rates, with minimum monthly interest of $4,000. We incurred $54,000 and $57,000 in interest expense in Fiscal 2011 and Fiscal 2010, respectively.

So long as any obligations are due under the Rosenthal Line of Credit, we had to maintain working capital of not less than $2,000,000 and tangible net worth, as defined by the Financing Agreement, of not less than $4,000,000 at the end of each fiscal quarter. Under the Financing Agreement, tangible net worth is defined as (a) the aggregate amount of all Company assets (in accordance with U.S. GAAP), excluding such other assets as are properly classified as intangible assets under U.S. GAAP, less (b) the aggregate amount of liabilities (excluding liabilities that are subordinate to Rosenthal).

At December 31, 2010, we were not in compliance with the tangible net worth requirement, but Rosenthal waived the tangible net worth requirement for the quarter ended December 31, 2010. Rosenthal charged the Company a fee in the amount of $3,700 related to the granting of the waiver.

Pursuant to an amendment to the Financing Agreement effective March 31, 2011, the tangible net worth requirement was lowered from $4,000,000 to $2,750,000; the working capital requirement of not less than $2,000,000 remained unchanged under the amendment. We maintained compliance with the covenants of the Financing Agreement, as amended, through the second quarter of Fiscal 2011.

At September 30, 2011, we were no longer in compliance with the working capital requirement. On November 15, 2011, we entered into an amendment to the Financing Agreement, effective September 30, 2011, that lowered the working capital requirement from $2,000,000 to an amount not less than (i) $1,500,000 for the fiscal quarters ending September 30, 2011, December 31, 2011, March 31, 2012 and June 30, 2012; and (ii) $2,000,000, for the fiscal quarter ending September 30, 2012 and each fiscal quarter thereafter, provided, however that so long as the debt owed to First Niagara Bank is not classified as “long term liability” (as defined according to GAAP) at the end of any fiscal quarter ending on or after March, 31, 2012, the minimum Working Capital requirement for such fiscal quarter shall be decreased by $500,000. Rosenthal charged the company a fee of $5,000 each for the March 31, 2011 amendment that lowered the tangible net worth requirement and the September 30, 2011 amendment that lowered the working capital requirement.

Failure to comply with the working capital and tangible net worth requirements in the future could constitute an event of default and all amounts outstanding, at Rosenthal’s option, could be immediately due and payable without notice or demand. Upon the occurrence of any such default, in addition to other remedies provided under the Financing Agreement, we could be required to pay to Rosenthal a charge at the rate of the Over-Advance Rate plus 3% per annum on the outstanding balance from the date of default until the date of full payment of all amounts to Rosenthal. However, in no event could the default rate exceed the maximum rate permitted by law.

The Financing Agreement terminates on May 31, 2012; however, we may terminate the Financing Agreement on any anniversary of the Closing Date with at least 90 days and not more than 120 days advance written notice to Rosenthal. The Line of Credit is payable on demand and Rosenthal may terminate the Financing Agreement at any time by giving the Company 45 days advance written notice.

On February 28, 2012, we gave Rosenthal written notice of non-renewal as provided under the Financing Agreement, and as a result, the Agreement will terminate on May 31, 2012. (See “Note L - Subsequent Events” for information on refinancing activities).

We incurred $41,000 in costs related to the Rosenthal Line of Credit. These costs are being amortized over the term of the Rosenthal Line of Credit. We amortized $14,000 of these costs during both Fiscal 2011 and Fiscal 2010.

The amount outstanding on the Rosenthal Line of Credit at December 31, 2011 was $397,000, with $361,000 of this amount outstanding collateralized by accounts receivable at an interest rate of 8% and $36,000 collateralized by inventory at an interest rate of 9%. Additional loan availability was $159,000, for a total Loan Availability of $556,000 as of December 31, 2011.

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

We incurred $131,000 in expenses related to the offering, including $12,000 in expense related to warrants issued to the placement agent. For Fiscal 2011 and Fiscal 2010, the Company amortized $32,000 in expense related to these debt issuance costs. The Company has also accrued interest expense related to the Series A Debentures of $31,000 in Fiscal 2011 and Fiscal 2010.

Working Capital

The Company’s working capital decreased $1,016,000 to $1,885,000 at December 31, 2011, from $2,901,000 at December 31, 2010. The decrease in working capital stemmed primarily from the reclassification of the Series A Debentures from non-current to current liabilities and the Company’s net loss.

We have historically satisfied net working capital requirements through cash from operations, bank debt, and occasional proceeds from the exercise of stock options and warrants.

Dividends

We have never paid any dividends on our common shares and we anticipate that all future earnings, if any, will be retained for use in our business.

Cash Flows

Operating Activities

A decrease in inventory and prepaid expenses and an increase in accounts payable, offset by an increase in accounts receivable and a decrease in accrued expenses resulted in cash provided by operating activities of $449,000 for Fiscal 2011, compared to cash used in operating activities of $53,000 for Fiscal 2010.

Investing Activities

Net cash used in investing activities of $173,00 and $70,000 in Fiscal 2011 and Fiscal 2010, respectively, was for investment in property, plant and equipment.

Financing Activities

Net cash used in financing activities in Fiscal 2011 consisted of net payments of our line of credit offset and payment on other debt financing. Net cash provided by financing activities in Fiscal 2010 consisted of net proceeds from our line of credit offset by payments on other debt financing. Net cash used in financing activities was $220,000 in Fiscal 2011, compared to net cash provided by financing activities of $125,000 in Fiscal 2010.

At December 31, 2011 and December 31, 2010, we had cash and cash equivalents of $93,000 and $37,000, respectively.

Given our current sales levels and results of operations, we expect that we will need to raise additional capital in the year ending December 31, 2012 to be able to continue operations. If events and circumstances occur such that we do not meet our current operating plans, we are unable to raise sufficient additional equity or debt financing, or our credit facilities are insufficient or not available, we may be required to further reduce expenses or take other steps which could have a material adverse effect on our future performance.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Financial Statements are set forth beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, Management has concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

The information required by this item is contained in our definitive Proxy Statement with respect to our Annual Meeting of Shareholders for the year ended December 31, 2011, under the captions “Discussion of Proposal Recommended by Board”, “Directors that are not Nominees”, “Additional Executive Officers and Senior Management”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Code of Ethics”, “Nominating Committee”, “Audit Committee” and “Audit Committee Financial Expert” and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item is contained in our definitive Proxy Statement with respect to our Annual Meeting of Shareholders for the year ended December 31, 2011, under the captions “Executive Compensation”, “Compensation of Directors”, “Compensation Committee Interlocks and Insider Participation”, and “Compensation Committee Report”, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management AND RELATED STOCKHOLDER MATTERS

The information required by this item is contained within Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities earlier in this Annual Report on Form 10-K and in our definitive Proxy Statement with respect to the Annual Meeting of Shareholders for the year ended December 31, 2011, under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is contained in our definitive Proxy Statement with respect to the Annual Meeting of Shareholders for the year ended December 31, 2011, under the captions “Certain Relationships and Related Transactions” and “Independent Directors”, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is contained in our definitive Proxy Statement with respect to the Annual Meeting of Shareholders for the year ended December 31, 2011, under the caption “Independent Public Accountants”, and is incorporated herein by reference.

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

(3)	See Item 15(b) of this Annual Report on Form 10-K.

(b)	Exhibits

Number	Description of Exhibits

3.5	Bylaws (1)
3.50	Amended and Restated Bylaws (2)
3.51	Amended and Restated Bylaws (3)
3.6	Fifth amendment to the Certificate of Incorporation (filed as Exhibit 3.6 to the Company’s Form SB-2 filed on November 21, 1996 and incorporated herein by reference)
3.7	Sixth amendment to the Certificate of Incorporation (2)
4.9	2009 Series A Debenture Offering - Form of Debenture Placement Agreement (4)
4.10	2009 Series A Debenture Offering - Form of Private Placement Memorandum (4)
4.11	2009 Series A Debenture Offering - Form of Security Purchase Agreement (4)
4.12	2009 Series A Debenture Offering - Form of Series A Debenture (4)
4.13	2009 Series A Debenture Offering - Form of Registration Rights Agreement (4)
4.15	Fiscal 2000 Nonstatutory Stock Option Plan (filed as part of the Company’s Proxy Statement for its Fiscal 2000 Annual Meeting and incorporated herein by reference) (a)
4.17	Fiscal 2001 Nonstatutory Stock Option Plan (filed as part of the Company’s Proxy Statement for its Fiscal 2002 Annual Meeting and incorporated herein by reference) (a)
4.18	2009 Series A Debenture Offering - Form of Placement Agent Warrant Agreement (5)
10.8	Lease dated August 1, 1999/New Jersey facility (6)
10.9	Amendment dated March 23, 2001 to Lease dated August 1, 1999/New Jersey facility (7)
10.17	Amendment No.3 dated August 20, 2002/New Jersey facility (8)
10.25	Amendment No 4 dated October 9, 2006/Lease of New Jersey facility (9)
10.26	Amendment No. 5 dated January 19, 2007/Lease of New Jersey facility (9)
10.28	Employment contract between the Company and Martin Gould (a)(10)
10.30	Employment contract between the Company and Stefan Parker (a)(11)
10.31	Employment contract between the Company and Douglas Casterlin (a)(12)
10.32	Employment contract between the Company and Stan Cipkowski (a)(13)
10.33	Letter amending Employment Contract between the Company and Stefan Parker(14)
10.34	Change in control/Severance Agreement between the Company and Melissa A. Waterhouse(14)
10.35	Amendment No. 6 dated December 1, 2011/New Jersey facility
31.1 & 31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer/Chief Financial Officer
32.1 & 32.2	Section 1350 Certification of the Chief Executive Officer/Chief Financial Officer
(a)	Indicates an employee benefits plan, management contract or compensatory plan or arrangement in which a named executive officer participates.
(1)	Filed as the exhibit number listed to the Company’s Form 10-SB filed on November 21, 1996 and incorporated herein by reference.

(2)	Filed as the exhibit number listed to the Company’s Form 10-KSB filed on April 15, 2002 and incorporated herein by reference.
(3)	Filed as the exhibit number listed to the Company’s Current Report on Form 8-K filed on October 18, 2007 and incorporated herein by reference.
(4)	Filed as the exhibit number listed to the Company’s Registration Statement on Form S-3 filed on April 15, 2009 and amended on May 5, 2009 and incorporated herein by reference.

(5)	Filed as exhibit number 4.13 to the Company’s Registration Statement on Form S-3 filed on April 15, 2009 and amended on May 5, 2009 and incorporated herein by reference.
(6)	Filed as the exhibit number listed to the Company’s Form 10-KSB filed on August 11, 2000 and incorporated herein by reference.
(7)	Filed as the exhibit number listed to the Company’s Form 10-KSB filed on August 13, 2001 and incorporated herein by reference.
(8)	Filed as the exhibit number listed to the Company’s Form 10-KSB filed on March 31, 2003 and incorporated herein by reference.
(9)	Filed as the exhibit number listed to the Company’s Form 10-KSB filed on March 29, 2007 and incorporated herein by reference.
(10)	Filed as the exhibit number listed to the Company’s Form 10-QSB filed on August 13, 2007 and incorporated herein by reference.
(11)	Filed as the exhibit number listed to the Company’s Form 8-K filed on August 24, 2007 and incorporated herein by reference.
(12)	Filed as the exhibit number listed to the Company’s Form 8-K filed on May 1, 2008 and incorporated herein by reference.
(13)	Filed as the exhibit number listed to the Company’s Form 10-Q filed on November 13, 2009 and incorporated herein by reference.
(14)	Filed as the exhibit number listed to the Company’s Form 8-K filed on August 20, 2010 (and subsequently amended on September 3, 2010) and incorporated herein by reference.
(c)	Not applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN BIO MEDICA CORPORATION

By	/s/ Stan Cipkowski

Stan Cipkowski
Chief Financial Officer/Chief Executive Officer
Principal Financial Officer
Principal Accounting Officer

Date: April 16, 2012

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 16, 2012:

/s/ Stan Cipkowski	Chief Executive Officer /Chief Financial Officer
Stan Cipkowski	& Director
Principal Executive Officer
Principal Financial Officer

/s/ Edmund Jaskiewicz	Chairman of the Board and President
Edmund Jaskiewicz

/s/Richard P. Koskey	Director
Richard P. Koskey

/s/ Carl A. Florio	Director
Carl A. Florio

/s/ Jean Neff	Director
Jean Neff

/s/ Stan Cipkowski	Chief Financial Officer/Chief Executive Officer
Stan Cipkowski	Principal Financial Officer
Principal Accounting Officer
Principal Executive Officer

S-1

AMERICAN BIO MEDICA CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

American Bio Medica Corporation.

We have audited the accompanying balance sheet of American Bio Medica Corporation as of December 31, 2011 and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011, and the results of its operations and cash flows for the year ended December 31, 2011, in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming that American Bio Medica Corporation will continue as a going concern. As more fully described in Note A, the Company has incurred recurring operating losses and will have to obtain additional financing and or refinance certain debts maturing in 2012. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Sherb & Co., LLP

SHERB & CO, LLP

Certified Public Accountants

New York, New York

April 11, 2012

REPORT OF FORMER INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

American Bio Medica Corporation

We have audited the accompanying balance sheet of American Bio Medica Corporation as of December 31, 2010, and the related statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Bio Medica Corporation as of December 31, 2010, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ UHY LLP

Albany, New York

March 25, 2011

AMERICAN BIO MEDICA CORPORATION

Balance Sheets

	December 31,	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$93,000	$37,000
Accounts receivable, net of allowance for doubtful accounts of $66,000 at December 31, 2011 and $76,000 at December 31, 2010	883,000	743,000
Inventory, net of allowance for slow moving and obsolete inventory of $401,000 at December 31, 2011 and $213,000 at December 31, 2010	3,239,000	3,604,000
Prepaid expenses and other current assets	61,000	121,000
Total current assets	4,276,000	4,505,000

Property, plant and equipment, net	1,304,000	1,409,000
Debt issuance costs, net	26,000	72,000
Other assets	30,000	29,000
Total assets	$5,636,000	$6,015,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$631,000	$432,000
Accrued expenses and other current liabilities	217,000	287,000
Wages payable	264,000	252,000
Line of credit	397,000	493,000
Current portion of long-term debt	872,000	130,000
Current portion of unearned grant	10,000	10,000
Total current liabilities	2,391,000	1,604,000
Other liabilities	143,000	140,000
Long-term debt	608,000	1,480,000
Related party note	124,000	124,000
Unearned grant	0	10,000
Total liabilities	3,266,000	3,358,000
COMMITMENTS AND CONTINGENCIES
Stockholders’ equity:
Preferred stock; par value $.01 per share; 5,000,000 shares authorized, none issued and outstanding at December 31, 2011 and 2010
Common stock; par value $.01 per share; 50,000,000 shares authorized; 21,744,768 issued and outstanding at December 31, 2011 and 2010	217,000	217,000
Additional paid-in capital	19,386,000	19,328,000
Accumulated deficit	(17,233,000)	(16,888,000)
Total stockholders’ equity	2,370,000	2,657,000
Total liabilities and stockholders’ equity	$5,636,000	$6,015,000

The accompanying notes are an integral part of the financial statements.

AMERICAN BIO MEDICA CORPORATION

Statements of Operations

	Year Ended December 31, 2011	Year Ended December 31, 2010

Net sales	$9,272,000	$10,421,000

Cost of goods sold	5,396,000	6,313,000

Gross profit	3,876,000	4,108,000

Operating expenses:
Research and development	223,000	297,000
Selling and marketing	1,777,000	2,030,000
General and administrative	2,022,000	2,315,000

Operating loss	(146,000)	(534,000)

Other income / (expense):
Interest income	0	1,000
Interest expense	(198,000)	(216,000)
Other income / (expense), net	9,000	3,000

Net loss before tax	(335,000)	(746,000)

Income tax expense	(10,000)	(4,000)

Net loss	$(345,000)	$(750,000)

Basic and diluted loss per common share	$(0.02)	$(0.03)

Weighted average number of shares outstanding – basic and diluted	21,744,768	21,744,768

The accompanying notes are an integral part of the financial statements.

AMERICAN BIO MEDICA CORPORATION

Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance-December 31, 2009	21,744,768	$217,000	$19,299,000	$(16,138,000)	$3,378,000

Share-based payment expense			29,000		29,000
Net loss				(750,000)	(750,000)

Balance-December 31, 2010	21,744,768	$217,000	$19,328,000	$(16,888,000)	$2,657,000

Share-based payment expense			58,000		58,000
Net loss				(345,000)	(345,000)

Balance-December 31, 2011	21,744,768	$217,000	$19,386,000	$(17,233,000)	$2,370,000

The accompanying notes are an integral part of the financial statements.

AMERICAN BIO MEDICA CORPORATION

Statements of Cash Flows

	Year Ended	Year Ended
	December 31,	December 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(345,000)	$(750,000)
Adjustments to reconcile net loss to net cash provided by / (used in) operating activities:
Depreciation	277,000	289,000
Loss on disposal of property, plant and equipment	1,000
Amortization of debt issuance costs	48,000	71,000
Provision for bad debts	(14,000)	24,000
Provision for slow moving and obsolete inventory	188,000	(58,000)
Share-based payment expense	58,000	29,000
Changes in:
Accounts receivable	(126,000)	49,000
Inventory	176,000	769,000
Prepaid expenses and other current assets	58,000	(44,000)
Other assets	0	2,000
Accounts payable	199,000	(246,000)
Accrued expenses and other current liabilities	(75,000)	(219,000)
Unearned grant	(10,000)	(10,000)
Wages payable	12,000	37,000
Other liabilities	2,000	4,000

Net cash provided by / (used in) operating activities	449,000	(53,000)

Cash flows from investing activities:
Purchase of property, plant and equipment	(173,000)	(70,000)

Net cash used in investing activities	(173,000)	(70,000)

Cash flows from financing activities:
Net proceeds (payments) from line of credit	(96,000)	232,000
Payments on debt financing	(124,000)	(107,000)

Net cash (used in) / provided by financing activities	(220,000)	125,000

Net increase in cash and cash equivalents	56,000	2,000
Cash and cash equivalents – beginning of period	37,000	35,000
Cash and cash equivalents – end of period	$93,000	$37,000
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$199,000	$216,000
Purchase of property, plant and equipment, financing through capital lease	$0	$4,000

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

The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. For the year ended December 31, 2011 (“Fiscal 2011”), the Company had a net loss of $345,000 and net cash provided by operating activities of $449,000, compared to a net loss of $750,000 and net cash used in operating activities of $53,000 for the year ended December 31, 2010 (“Fiscal 2010”). The Company’s cash balances increased by $56,000 during Fiscal 2011 and increased by $2,000 during Fiscal 2010.

As of December 31, 2011, the Company had an accumulated deficit of $17,233,000. The Company has implemented programs to improve its financial prospects including entering into national and international distribution agreements, debt refinancing, implementing a number of cost-cutting initiatives, including strategic reductions in personnel, analyzing and controlling inventory levels and other measures to enhance profit margins. The Company continues to explore other measures, which would allow the Company to make further improvements in efficiency to lower the costs to manufacture its products.

If cash generated from operations is insufficient to satisfy the Company’s working capital and capital expenditure requirements, the Company will be required to sell additional equity or obtain additional credit facilities. On August 1, 2012, the Series A Debentures will mature (See Note E – Debenture Financing). On the maturity date, the Company is obligated to pay all principal and interest due (approximately $787,000) to the Holders of the Series A Debentures. The Company is currently involved in discussions to refinance the amounts due to the Series A Debenture Holders. There can be no assurance, however, that such financing will be available or that the Company will be able to complete financing on satisfactory terms, if at all.

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

[2]       Accounts Receivable: Accounts receivable consists of mainly trade receivables due from customers for the sale of our products. Payment terms vary on a customer-by-customer basis, and currently range from cash on delivery to net 60 days. Receivables are considered past due when they have exceeded their payment terms. Accounts receivable have been reduced by an estimated allowance for doubtful accounts. The Company estimates its allowance for doubtful accounts based on facts, circumstances and judgments regarding each receivable. Customer payment history and patterns, historical losses, economic and political conditions, trends and individual circumstances are among the items considered when evaluating the collectability of the receivables. Accounts are reviewed regularly for collectability and those deemed uncollectible are written off. At December 31, 2011 and December 31, 2010, the Company had an allowance for doubtful accounts of $66,000 and $76,000, respectively.

AMERICAN BIO MEDICA CORPORATION

[3]       Inventory: Inventory is stated at the lower of cost or market. Work in process and finished goods are comprised of labor, overhead and raw material costs. Labor and overhead costs are determined on a rolling average cost basis and raw materials are determined on an average cost basis. At December 31, 2011 and December 31, 2010, the Company established an allowance for slow moving and obsolete inventory of $401,000 and $213,000, respectively.

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

AMERICAN BIO MEDICA CORPORATION

Potential common shares outstanding as of December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010

Warrants	75,000	75,000
Options	2,698,580	3,436,580

For the Fiscal 2011 and Fiscal 2010, the number of securities not included in the diluted loss per share was 2,773,580 and 3,212,333, respectively, as their effect was anti-dilutive.

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

AMERICAN BIO MEDICA CORPORATION

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

[13]       Accounting for share-based payments and stock warrants: In accordance with the provisions of ASC Topic 718, “Accounting for Stock Based Compensation”, the Company recognizes share-based payment expense for stock options and warrants. The weighted average fair value of options granted during Fiscal 2011 and Fiscal 2010 was $0.13 and $0.085, respectively. (See Note I – Stockholders’ Equity; Stock Options)

The Company accounts for derivative instruments in accordance with ASC Topic 815 “Derivatives and Hedging” (“ASC Topic 815”). The guidance within ASC Topic 815 requires the Company to recognize all derivatives as either assets or liabilities on the statement of financial position unless the contract, including common stock warrants, settles in the Company’s own stock and qualifies as an equity instrument. A contract designated as an equity instrument is included in equity at its fair value, with no further fair value adjustments required; and if designated as an asset or liability is carried at fair value with any changes in fair value recorded in the results of operations. The Company did not issue any warrants in Fiscal 2011 or Fiscal 2010.

[14]       Concentration of credit risk: The Company sells its drug-testing products primarily to United States customers and distributors. Credit is extended based on an evaluation of the customer’s financial condition.

At December 31, 2011, two customers accounted for 16.8% and 9.4% of the Company’s net accounts receivable. A substantial portion of these balances was collected in the first quarter of the year ending December 31, 2012. At December 31, 2010, two customers accounted for 28.2%, and 17.3% of the Company’s net accounts receivable. A substantial portion of these balances was collected in the first quarter of the year ended December 31, 2011. Due to the longstanding nature of our relationships with these customers and contractual obligations, the Company is confident that it will recover these amounts.

The Company has established an allowance for doubtful accounts of $66,000 and $76,000 at December 31, 2011 and December 31, 2010, respectively, based on factors surrounding the credit risk of our customers and other information.

One of our customers accounted for approximately 14.1% of net sales of the Company for Fiscal 2011 and 12.7% of net sales of the Company for Fiscal 2010.

The Company maintains certain cash balances at financial institutions that are federally insured and at times the balances have exceeded federally insured limits.

[15]       Reporting comprehensive income: The Company reports comprehensive income in accordance with the provisions of ASC Topic 220, “Reporting Comprehensive Income” (“ASC Topic 220”). The provisions of ASC Topic 220 require the Company to report the change in the Company's equity during the period from transactions and events other than those resulting from investments by, and distributions to, the shareholders. For Fiscal 2011 and Fiscal 2010, comprehensive income was the same as net income.

[16]       Reclassifications: Certain items have been reclassified from the prior years to conform to the current year presentation.

AMERICAN BIO MEDICA CORPORATION

[17]       New accounting pronouncements: In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” (“ASU 2011-04”). This standard results in a common requirement between the FASB and the International Accounting Standards Board for measuring fair value and disclosing information about fair value measurements. ASU 2011-04 is effective for fiscal years and interim periods beginning after December 15, 2011. Accordingly, we will adopt ASU 2011-04 in our first quarter of Fiscal 2012. We are currently in the process of evaluating the effect of ASU 2011-04 on our financial position and results of operations. We do not expect the adoption of this accounting guidance to have a material impact on our financial statements.

All other accounting pronouncements issued but not yet effective are deemed to be immaterial or not relevant to the Company’s financial statements.

NOTE B - INVENTORY

Inventory is comprised of the following:

	December 31, 2011	December 31, 2010

Raw Materials	$1,555,000	$1,738,000
Work In Process	1,735,000	1,589,000
Finished Goods	350,000	490,000
Allowance for slow moving and obsolete inventory	(401,000)	(213,000)
	$3,239,000	$3,604,000

NOTE C – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, are as follows:

	December 31, 2011	December 31, 2010

Land	$102,000	$102,000
Buildings and improvements	1,363,000	1,363,000
Manufacturing and warehouse equipment	2,591,000	2,418,000
Office equipment (incl. furniture and fixtures)	398,000	398,000
	4,454,000	4,281,000
Less accumulated depreciation	(3,150,000)	(2,872,000)
	$1,304,000	$1,409,000

Depreciation expense was $277,000 and $289,000 for Fiscal 2011 and Fiscal 2010, respectively.

NOTE D – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	December 31, 2011	December 31, 2010
Accrued accounting fees	$53,000	$80,000
Accrued interest payable	36,000	36,000
Accounts receivable credit balances	47,000	63,000
Accrued sales tax payable	11,000	3,000
Accrued expenses	34,000	50,000
Other current liabilities	36,000	55,000
	$217,000	$287,000

AMERICAN BIO MEDICA CORPORATION

NOTE E – LONG-TERM DEBT

Long-term debt consisted of the following:

	December 31, 2011	December 31, 2010
First Niagara: Mortgage payable in equal monthly installments of $14,437 including interest at 8.25% through March 1, 2013 (“Maturity”) with a final lump sum payment representing the entire unpaid balance of principal, plus accrued interest at Maturity, collateralized by the building, land and personal property	$725,000	$850,000
RICOH: Capital lease payable in equal monthly installment of $390 including interest at 14.11% through May 1, 2012	3,000	6,000
MARLIN: Capital lease payable in equal monthly installment of $147 including interest at 14.46% through September 1, 2013	2,000	4,000
Debenture financing(1): $750,000 in principal amount of Series A Debentures; interest at 10% per annum, payable semi-annually in August and February of each year with first payment due February 1, 2009; maturity date of August 1, 2012	750,000	750,000
	1,480,000	1,610,000
Less current portion	(872,000)	(130,000)
Non-current portion	$608,000	$1,480,000

(1)	The Series A Debentures were reclassified from a non-current liability to a current liability in the third quarter of Fiscal 2011 given their maturity date of August 1, 2012.

At December 31, 2011, the following are the maturities of long-term debt for each of the next five years:

2012	$872,000
2013	608,000
2014	0
2015	0
2016	0
$1,480,000

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

AMERICAN BIO MEDICA CORPORATION

The annual interest rate of the Mortgage Consolidation Loan was fixed at 8.75%. The monthly payment of principal and interest was $16,125. Accrued interest was paid at closing totaling $7,000. In addition, we were required to make a $25,000 principal payment at the time of closing on the prior existing Term Note. We incurred approximately $28,000 in costs associated with the Mortgage Consolidation Loan, which were included in prepaid expenses and other current assets, and were amortized over the term of the Mortgage Consolidation Loan. For the year ended December 31, 2011 and the year ended December 31, 2010, we amortized $2,000 and $24,000 of these costs, respectively. Payments commenced on the Mortgage Consolidation Loan on February 1, 2010, and the loan matured on January 1, 2011.

On February 23, 2011, we amended and extended the Mortgage Consolidation Loan. The amended Mortgage Consolidation Loan has a maturity date of March 1, 2013, and has a 6-year (72 month) amortization. The monthly payment of principal and interest is $14,437. The principal amount of the amended Mortgage Consolidation Loan is $815,000 with a fixed interest rate of 8.25%. Payments commenced on the amended Mortgage Consolidation Loan on March 1, 2011. We were required to make a $15,000 principal payment at the time of closing of the amended Mortgage Consolidation Loan. We also incurred approximately $2,000 in costs associated with this amendment, which were legal costs incurred by First Niagara and passed on to the Company. The amended Mortgage Consolidation continues to be secured by our facility in Kinderhook, New York as well as various pieces of machinery and equipment. All other terms of the Mortgage Consolidation Loan remain unchanged. The balance on the Mortgage Consolidation Loan was $725,000 and $850,000 for the years ended December 31, 2011 and December 31, 2010, respectively. Interest expense recognized was $66,000 and $80,000 for Fiscal 2011 and Fiscal 2010, respectively.

RICOH

In May 2007, the Company purchased a copier through an equipment lease with RICOH in the amount of $17,000. The term of the lease is five years with an interest rate of 14.11%. Future minimum lease payments are $2,000 in 2012.

MARLIN

In October 2010, the Company purchased a copier through an equipment lease with Marlin Leasing in the amount of $4,000. The term of the lease is three years with an interest rate of 14.46%. Future minimum lease payments are $2,000 in 2012 and $1,000 in 2013.

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

AMERICAN BIO MEDICA CORPORATION

The Company incurred $131,000 in expenses related to the offering, including $12,000 in expense related to warrants issued to the placement agent. The Company amortized $32,000 in expense related to these debt issuance costs in Fiscal 2011 and Fiscal 2010. The Company has also accrued interest expense related to the Series A Debentures of $31,000 in Fiscal 2011 and Fiscal 2010.

Note F – LINES OF CREDIT

ROSENTHAL LINE OF CREDIT

On July 1, 2009, the Company entered into a Financing Agreement (the “Financing Agreement”) with Rosenthal to refinance a line of credit held by First Niagara. Under the Financing Agreement, Rosenthal agreed to provide the Company with up to $1,500,000 under a revolving secured line of credit (“Rosenthal Line of Credit”). The Rosenthal Line of Credit is collateralized by a first security interest in all of the Company’s receivables, inventory, and intellectual property, and a second security interest in our machinery and equipment, leases, leasehold improvements, furniture and fixtures. The maximum availability of $1,500,000 is subject to an availability formula based on certain percentages of accounts receivable and inventory, and elements of the availability formula are subject to periodic review and revision by Rosenthal. Under the Financing Agreement, the Company pays Rosenthal an administrative fee of $1,500 per month and an annual fee of $15,000. There are additional administrative fees that totaled $34,000 in Fiscal 2011, and $14,000 in Fiscal 2010. Under the Financing Agreement, interest is payable monthly. Interest is charged at variable rates, with minimum monthly interest of $4,000. The Company incurred $54,000 and $57,000 in interest expense in Fiscal 2011 and Fiscal 2010, respectively.

So long as any obligations are due under the Rosenthal Line of Credit, the Company had to maintain working capital of not less than $2,000,000 and tangible net worth, as defined by the Financing Agreement, of not less than $4,000,000 at the end of each fiscal quarter. Under the Financing Agreement, tangible net worth is defined as (a) the aggregate amount of all Company assets (in accordance with U.S. GAAP), excluding such other assets as are properly classified as intangible assets under U.S. GAAP, less (b) the aggregate amount of liabilities (excluding liabilities that are subordinate to Rosenthal).

At December 31, 2010, the Company was not in compliance with the tangible net worth requirement, but Rosenthal waived the tangible net worth requirement for the quarter ended December 31, 2010. Rosenthal charged the Company a fee in the amount of $3,700 related to the granting of the waiver.

Pursuant to an amendment to the Financing Agreement effective March 31, 2011, the tangible net worth requirement was lowered from $4,000,000 to $2,750,000; the working capital requirement of not less than $2,000,000 remained unchanged under the amendment. We maintained compliance with the covenants of the Financing Agreement, as amended, through the second quarter of Fiscal 2011.

At September 30, 2011, the Company was no longer in compliance with the working capital requirement. On November 15, 2011, the Company entered into an amendment to the Financing Agreement, effective September 30, 2011, that lowered the working capital requirement from $2,000,000 to an amount not less than (i) $1,500,000 for the fiscal quarters ending September 30, 2011, December 31, 2011, March 31, 2012 and June 30, 2012; and (ii) $2,000,000, for the fiscal quarter ending September 30, 2012 and each fiscal quarter thereafter, provided, however that so long as the debt owed to First Niagara Bank is not classified as “long term liability” (as defined according to GAAP) at the end of any fiscal quarter ending on or after March, 31, 2012, the minimum Working Capital requirement for such fiscal quarter shall be decreased by $500,000. Rosenthal charged the company a fee of $5,000 each for the March 31, 2011 amendment that lowered the tangible net worth requirement and the September 30, 2011 amendment that lowered the working capital requirement.

AMERICAN BIO MEDICA CORPORATION

Failure to comply with these working capital and tangible net worth requirements in the future could constitute an event of default and all amounts outstanding, at Rosenthal’s option, could be immediately due and payable without notice or demand. Upon the occurrence of any such default, in addition to other remedies provided under the Financing Agreement, the Company could be required to pay to Rosenthal a charge at the rate of the Over-Advance Rate plus 3% per annum on the outstanding balance from the date of default until the date of full payment of all amounts to Rosenthal. However, in no event could the default rate exceed the maximum rate permitted by law.

The Financing Agreement terminates on May 31, 2012; however, we may terminate the Financing Agreement on any anniversary of the Closing Date with at least 90 days and not more than 120 days advance written notice to Rosenthal. The Line of Credit is payable on demand and Rosenthal may terminate the Financing Agreement at any time by giving the Company 45 days advance written notice.

On February 28, 2012, the Company gave Rosenthal written notice of non-renewal as provided under the Financing Agreement, and as a result, the Financing Agreement will terminate on May 31, 2012. (See “Note L - Subsequent Events” for information on refinancing activities).

The Company incurred $41,000 in costs related to the Rosenthal Line of Credit. These costs are being amortized over the term of the Rosenthal Line of Credit. We amortized $14,000 of these costs during both Fiscal 2011 and Fiscal 2010.

The amount outstanding on the Rosenthal Line of Credit at December 31, 2011 was $397,000, with $361,000 of this amount outstanding collateralized by accounts receivable at an interest rate of 8% and $36,000 collateralized by inventory at an interest rate of 9%. Additional loan availability was $159,000, for a total Loan Availability of $556,000 as of December 31, 2011.

The amount outstanding on the Rosenthal Line of Credit at December 31, 2010 was $493,000, with $357,000 of this amount outstanding collateralized by accounts receivable at an interest rate of 8% and $136,000 collateralized by inventory at an interest rate of 9%. Additional loan availability was $177,000, for a total Loan Availability of $670,000 as of December 31, 2010.

NOTE G – INCOME TAXES

A reconciliation of the U.S. Federal statutory income tax rate to the effective income tax rate is as follows:

	Year Ended December 31, 2011	Year Ended December 31, 2010

Tax expense at federal statutory rate	34%	34%
State tax expense, net of federal tax effect	5	5
Permanent timing differences	(7)	0
Deferred income tax asset valuation allowance	(32)	(39)
Effective income tax rate	0%	0%

AMERICAN BIO MEDICA CORPORATION

Significant components of the Company’s deferred income tax assets are as follows:

	December 31, 2011	December 31, 2010

Inventory	$21,000	$22,000
Inventory allowance	156,000	83,000
Share-based compensation	896,000	955,000
Allowance for doubtful accounts	26,000	30,000
Property, plant and equipment	0	(35,000)
Accrued compensation	26,000	32,000
Other	0	16,000
Net operating loss carry forward expired	(25,000)	0
Net operating loss carry-forward	4,569,000	4,565,000
Total gross deferred income tax assets	5,669,000	5,668,000
Less deferred income tax assets valuation allowance	(5,669,000)	(5,668,000)
Net deferred income tax assets	$0	$0

The valuation allowance for deferred income tax assets as of December 31, 2011 and December 31, 2010 was $5,669,000 and $5,668,000, respectively. The net change in the deferred income tax assets valuation allowance was an increase of $1,000 for Fiscal 2011. The net change in the deferred income tax assets valuation allowance was an increase of $87,000 for Fiscal 2010.

At December 31, 2011, the Company had Federal and New York State net operating loss carry-forwards for income tax purposes of approximately $11,600,000. Our net operating loss carry-forwards expire in the years 2011 through 2031. In assessing the realizability of deferred income tax assets, management considers whether or not it is more likely than not that some portion or all deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment.

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

NOTE H – OTHER INCOME / EXPENSE

Other income for Fiscal 2011 is comprised primarily of grant income of $10,000 related to a Columbia Economic Development Corporation (“CEDC”) grant, offset by $1,000 loss on sale of assets.

AMERICAN BIO MEDICA CORPORATION

Other income for Fiscal 2010 is mainly comprised of grant income of $10,000 related to a CEDC grant, offset by $6,000 in state franchise tax penalty and interest expense.

The Company received a $100,000 grant from the CEDC that was dispersed to the Company in installments during the years ended December 31, 2002, 2003, and 2005. The grant is convertible to a loan based upon a percentage of the grant declining from 90% of the grant amount in 2003 to 0% in 2012. The unearned portion of the grant at December 31, 2011 and December 31, 2010 was $10,000 and $20,000, respectively. The grant is convertible to a loan only if the employment levels in the Kinderhook facility drop below 45 employees at any time during the year. The employment levels in the Kinderhook facility were 49 and 54 at December 31, 2011 and December 31, 2010, respectively. The grant income recognized in both Fiscal 2011 and Fiscal 2010 was $10,000.

NOTE I – STOCKHOLDERS’ EQUITY

[1]          Stock option plans: The Company currently has two option plans, the Fiscal 2000 Non-statutory Stock Option Plan (the “2000 Plan”) and the Fiscal 2001 Non-statutory Stock Option Plan (the “2001 Plan”) (and together the “Plans”). Both Plans have been adopted by the Company’s Board of Directors and approved by shareholders. The 2000 Plan provides for the granting of options to purchase up to 1,000,000 common shares and the 2001 Plan provides for granting of options to purchase up to 4,000,000 common shares. Options granted under the Plans have lives of 10 years and vest over periods from 0 to 4 years. These Plans are administered by the Compensation/Option Committee of the Board of Directors, which determines the terms of options granted, including the exercise price, the number of shares subject to the option and the terms and conditions of exercise. Both the 2000 Plan and the 2001 Plan have options issued, however, only the 2001 Plan has options available for future issuance.

[2]          Stock options: During Fiscal 2011 and Fiscal 2010, the Company issued options to purchase 50,000 and 325,000 shares respectively, of common stock under the 2001 Plan:

Fiscal 2011 Stock Option Grant

On July 1, 2011, the Company issued an option grant under the 2001 Plan to purchase 50,000 shares of common stock to the Company’s President and Chairman of the Board Edmund M. Jaskiewicz (“Jaskiewicz”) at an exercise price of $0.12, the closing price of the Company’s common shares on the date of the grant. The option grant was immediately exercisable. The fair value of this stock option grant was estimated utilizing the Black-Scholes option-pricing model. The following weighted average assumptions were used: dividend yield of 0%; risk-free interest rate of 3.22%, expected life of 10 years; and stock price volatility of 91%. The value of this stock option grant totaled $6,000 and the Company recognized this share-based payment expense fully in the third quarter of Fiscal 2011.

The options were issued to Mr. Jaskiewicz as the third and final stock option grant representing compensation for his execution of an Agreement of Subordination and Assignment (“Subordination Agreement”) required as a condition to the Rosenthal Line of Credit. The first stock option grant was issued to Jaskiewicz in July 2009 when the Subordination Agreement was executed, and the second stock option grant was issued to Jaskiewicz in July 2010 (see below). The Subordination Agreement was related to $124,000 owed to Jaskiewicz by the Company as of June 29, 2009 (the “Jaskiewicz Debt”). Under the Subordination Agreement, the Jaskiewicz Debt is not payable, is junior in right to the Rosenthal Line of Credit and no payment may be accepted or retained by Jaskiewicz unless and until the Company has paid and satisfied in full any obligations to Rosenthal. Furthermore, the Jaskiewicz Debt was assigned and transferred to Rosenthal as collateral for the Rosenthal Line of Credit.

AMERICAN BIO MEDICA CORPORATION

Fiscal 2010 Stock Option Grants

On December 31, 2010, the Company issued options to purchase 275,000 shares of common stock under the 2001 Plan to 4 members of senior management and 8 other employees of the Company at an exercise price of $0.09 (the closing price of the Company’s common shares on the date of the grant). These option grants vest 100% on the one-year anniversary of the date of the grant. The fair value of these stock option grants was estimated utilizing the Black-Scholes option-pricing model. The following weighted average assumptions were used: dividend yield of 0%; risk-free interest rate of 3.29%, expected life of 10 years; and stock price volatility of 86%. The value of these grants totaled $25,000 and the Company recognized this share-based payment expense over the required service period of one year; therefore, the expense was recognized fully in Fiscal 2011.

The remaining 50,000 options issued in Fiscal 2010 under the 2001 Plan were issued to Jaskiewicz on July 1, 2010 A s the second option grant representing compensation for his execution of the Subordination Agreement. The exercise price of the stock option was $0.07 (the closing price of the Company’s common shares on the date of the grant. The option grant was immediately exercisable. The fair value of the Jaskiewicz grant was estimated utilizing the Black-Scholes option-pricing model. The following weighted average assumptions were used: dividend yield of 0%; risk-free interest rate of 3.01%, expected life of 10 years; and stock price volatility of 80%. The value of this stock option grant totaled $3,000 and the Company recognized this share-based payment expense fully in Fiscal 2010.

Fiscal 2009 Stock Option Grant

During the year ended December 31, 2009 (“Fiscal 2009”), the Company issued options to purchase 550,000 shares of common stock under the 2001 Plan:

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

The calculated fair value of the Cipkowski options was $0.156 per share. The fair value of the Cipkowski option grant was estimated utilizing the Black-Scholes option-pricing model. The following weighted average assumptions were used: dividend yield of 0%; risk-free interest rate of 4.34%, expected life of 10 years; and stock price volatility of 69%. The value of the Cipkowski grant totaled $78,000, which the Company will recognize in share-based payment expense amortized over the required service period of 3 years. The Company recognized $26,000 in share-based payment expense for this grant in Fiscal 2011 and $26,000 in share-based payment expense in Fiscal 2010. As of December 31, 2011, there was $13,000 in unrecognized expense and 6 months remaining.

AMERICAN BIO MEDICA CORPORATION

Stock option activity for Fiscal 2011 and Fiscal 2010 is summarized as follows: (the figures contained within the tables below have been rounded to the nearest thousand)

	Year Ended December 31, 2011		Year Ended December 31, 2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	3,437,000	$0.82	3,572,000	$0.96
Granted	50,000	$0.13	325,000	$0.09
Exercised	0	NA	0	NA
Cancelled/expired	(788,000)	$0.97	(460,000)	$1.40
Options outstanding at end of year	2,699,000	$0.76	3,437,000	$0.82
Options exercisable at end of year	2,529,000	$0.80	2,827,000	$0.96

The following table presents information relating to stock options outstanding as of December 31, 2011:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of Exercise		Exercise	Remaining		Exercise
Price	Shares	Price	Life in Years	Shares	Price

$0.07 - $0.85	966,000	$0.19	7.92	796,000	$0.18
$0.86 - $1.10	1,373,000	$1.03	2.02	1,373,000	$1.03
$1.11 - $1.49	292,000	$1.14	1.03	292,000	$1.14
$1.50 - $2.50	68,000	$1.75	1.88	68,000	$1.75
TOTAL	2,699,000	$0.76	4.02	2,529,000	$0.80

As of December 31, 2011 there were 48,500 options issued and outstanding under the 2000 Plan and 2,650,080 options issued and outstanding under the 2001 Plan, for a total of 2,698,580 options issued and outstanding as of December 31, 2011. Of the total options issued and outstanding, 2,528,580 are fully vested as of December 31, 2011. Intrinsic value of vested options as of December 31, 2011 was insignificant. As of December 31, 2011, there were 1,066,920 options available for issuance under the 2001 Plan.

[3]          Warrants: As of December 31, 2011 and December 31, 2010, there were 75,000 warrants outstanding.

In connection with their services as placement agent in the Company’s Series A Debenture offering, on July 17, 2008, the Company issued Cantone Research, Inc. (“Cantone”) a four-year warrant to purchase 30,450 shares of the Company’s common stock at an exercise price of $0.37 per share, and on August 4, 2008 issued Cantone a four-year warrant to purchase 44,550 shares of the Company’s common stock at an exercise price of $0.40 per share. All warrants issued to Cantone were immediately exercisable upon issuance. The closing price of the Company’s common shares was $0.37 and $0.40 on July 17, 2008 and August 4, 2008, respectively. The July 17, 2008 warrants were valued using the Black Scholes pricing model and the following assumptions, dividend yield of zero, volatility of 46.0%, risk free interest rate of 4.7%, and expected life of 4 years. The August 4, 2008 warrants were valued using the Black Scholes pricing model and the following assumptions, dividend yield of zero, volatility of 46.1%, risk free interest rate of 4.6% and expected life of 4 years. The total value of the Cantone warrants was $12,000, which was recognized as financing costs and is being amortized over the term of the Series A Debentures, with $3,000 in expense being recognized in both Fiscal 2011 and Fiscal 2010. As of December 31, 2011, there was $2,000 in unrecognized expense and 7 months remaining.

AMERICAN BIO MEDICA CORPORATION

NOTE J – COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

[1]          Operating leases: The Company leases office and R&D/production facilities in New Jersey under long-term, non-cancellable operating leases. In December 2011, the Company extended the lease for the New Jersey facility for an additional 12 months, or through December 31, 2012. The future minimum rent due in 2012 under the lease extension is $90,000. The Company also leases office support equipment through September 2014. The future minimum rental payment due in 2012, 2013 and 2014 under the support equipment operating lease is $6,000 each year. At December 31, 2011, the future minimum rental payments under these operating leases are as follows:

2012	$100,000
2013	6,000
2014	6,000

$112,000

Rent expense was $126,000 in Fiscal 2011 and $118,000 in Fiscal 2010.

[2]          Employment agreements: The Company has entered into employment agreements with its Chief Executive Officer Stan Cipkowski (“Cipkowski”). The agreement provides for a $206,000 annual salary and was originally for a term of one year and automatically renewed unless either party gave advance notice of 60 days, however, on July 1, 2009, as a condition to the Rosenthal Line of Credit closing, the Company entered into a new employment contract with the CEO that is coterminous with the Rosenthal Line of Credit; all other terms and provisions of the CEO’s former employment contract remain unchanged. Cipkowski’s employment agreement contains severance provisions; in the event the Company terminates Cipkowski’s employment for any reason other than cause (which is defined under the employment agreement), Cipkowski would receive severance pay equal to 12 months of his base salary at the time of termination, with continuation of all medical benefits during the twelve-month period at the Company’s expense. In addition, Cipkowski may tender his resignation and elect to exercise the severance provision if he is required to relocate more than 50 miles from the Company’s New York facility as a continued condition of employment, if there is a substantial change in the responsibilities normally assumed by his position, or if they are asked to commit or conceal an illegal act by any officer or member of the board of directors of the Company. In the case of a change in control of the Company, Cipkowski would be entitled to severance pay equal to two times his base salary under certain circumstances.

On March 25, 2011 the Company received letters of resignation from its EVP, Douglas Casterlin (“Casterlin”) and CFO, Stefan Parker (“Parker”). The Company’s CEO, Stan Cipkowski has assumed the position of CFO and Casterlin’s responsibilities have been absorbed by other employees where appropriate. Prior to their resignations, Casterlin and Parker both had employment agreements in place with the Company. The agreement with Parker originally provided for a $120,000 annual salary but was amended in August 2010 to provide for an annual salary of $135,000; the contract term remained one year and would automatically renew unless either party gives advance notice of 60 days. The agreement with Casterlin provided for a $149,000 annual salary, was for a term of one year and would automatically renew unless either party gives advance notice of 60 days. Casterlin’s and Parker’s employment agreements contained the same severance provisions as Cipkowski’s employment agreement.

AMERICAN BIO MEDICA CORPORATION

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

On March 28, 2011, the Defendants filed an Answer to our Complaint and Defendant Gould filed a counter-claim against the Company in the amount of $150,000 alleging breach of contract related to an employment agreement between Gould and the Company. We filed a reply to Gould’s counterclaim on April 13, 2011. Our reply asserted that the Company did not breach the prior employment agreement in place with Gould, that the Company provided the required written notice of non-renewal of Gould’s employment agreement, and that Gould’s employment agreement expired on May 31, 2010; at which time Gould became an at-will employee of the Company. Gould was subsequently terminated for cause on July 28, 2010. A conference was held with the court on June 16, 2011, at which issues in dispute were discussed and a discovery schedule was set. The Company has responded to the Defendants discovery requests and as of the date of this report, the Company is awaiting complete responsive discovery items from Defendants. Depositions in the matter are ongoing. Depositions and discovery are expected to be completed by April 30, 2012.

AMERICAN BIO MEDICA CORPORATION

As previously disclosed, we received a warning letter from the FDA in July 2009 that alleges we are marketing our point of collection oral fluid drug test, OralStat, in workplace settings without marketing clearance or approval. (see Current Report on Form 8-K filed with the SEC on August 5, 2009 and the Risk Factor titled, “Any adverse changes in our regulatory framework could negatively impact our business” on page 13 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011). A warning letter is considered by FDA to be informal and advisory. While a warning letter communicates FDA’s position on a matter it does not commit the FDA to taking enforcement action. However, the Company has not received a “close-out” letter from FDA, therefore the Company’s July 2009 warning letter remains unresolved. We continue to move forward with our efforts to resolve this issue with FDA. Unresolved warning letters can lead to further FDA action, including but not limited to seizure, injunction and/or civil money penalties.

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

NOTE K – Related Party Disclosures

Edmund M. Jaskiewicz

During Fiscal 2011 and Fiscal 2010, the Company paid an aggregate of $12,000 and $74,000, respectively, to Edmund M. Jaskiewicz, the Company’s President and Chairman of the Board of Directors (“Jaskiewicz”) in consideration of his services as patent and trademark counsel to the Company, services as a member of its Board of Directors, and for reimbursement of expenses related to same. At December 31, 2011, there were invoices totaling $27,000 payable to Jaskiewicz.

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

As compensation for his execution of a Subordination Agreement, on July 1, 2009, July 1, 2010 and July 1, 2011, Jaskiewicz was awarded an option grant representing 50,000 common shares each year for a total of 150,000 common shares of the Company under the Company’s 2001 Plan, at an exercise price of $0.20, $0.07 and $0.13 respectively. The exercise price represents the closing price of the Company’s common shares on the date of the grant. All option grants were immediately exercisable on the date of the grant.

ALEC CIPKOWSKI

During both Fiscal 2011 and Fiscal 2010, the Company paid an aggregate of $60,000 to Alec Cipkowski. Alec Cipkowski is the son of the Company’s Chief Executive Officer, Stan Cipkowski. Alec Cipkowski performs information technology services for the Company updating and maintaining the Company website as well as supporting the Rapid Reader products that are currently being used by customers. He receives normal employee benefits in accordance with the Company’s standard policies. Due to the timing of pay periods, at December 31, 2011 the Company owed Alec Cipkowski approximately $1,000, however, this amount was subsequently paid in the first regularly scheduled payroll in the year ending December 31, 2012.

AMERICAN BIO MEDICA CORPORATION

NOTE L – SUBSEQUENT EVENTS

Rosenthal Line of Credit / Refinancing

On February 28, 2012, we gave Rosenthal written notice of non-renewal as provided under the Financing Agreement, and as a result, the Financing Agreement will terminate on May 31, 2012.

The Company will be required to pay (in full) the balance on the Rosenthal Line of Credit upon the termination of the Financing Agreement on May 31, 2012. To that end, the Company has received a proposal from another financing company to pay off the Rosenthal Line of Credit and for future financing of the Company’s working capital requirements (the “Proposal”). The Proposal is for a line of credit of up to $1,000,000 at a rate of Prime plus 4.00% per annum. The line of credit would be secured primarily by the Company’s accounts receivable and inventory. The Company believes the terms of the new proposal are more favorable to the Company than the terms under the Rosenthal Financing Agreement. The Company is currently in the stage of due diligence. Although there can be no assurances that the Company will enter into a definitive agreement related to the Proposal, the Company believes it will be able to execute a new financing agreement prior to the Rosenthal Financing Agreement termination on May 31, 2012.

NOTE M- SEGMENT AND Geographic Information

The Company operates in one reportable segment.

Information concerning net sales by principal geographic location is as follows:

	Year Ended December 31, 2011	Year Ended December 31, 2010
United States	$8,094,000	$9,288,000
North America (not domestic)	732,000	872,000
Europe	280,000	118,000
Asia/Pacific Rim	46,000	56,000
South America	120,000	84,000
Africa	0	3,000
	$9,272,000	$10,421,000

