Form 10-Q
period 2012-03-31
AMERICAN BIO MEDICA CORP
filed 2012-05-15
CIK 896747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

21,744,768 Common Shares as of May 14 2012

American Bio Medica Corporation

Index to Quarterly Report on Form 10-Q

For the quarter ended March 31, 2012

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

American Bio Medica Corporation

Balance Sheets

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$6,000	$93,000
Accounts receivable, net of allowance for doubtful accounts of $66,000 at both March 31, 2012 and December 31, 2011	940,000	883,000
Inventory, net of allowance for slow moving and obsolete inventory of $425,000 at March 31, 2012 and $401,000 at December 31, 2011	3,313,000	3,239,000
Prepaid expenses and other current assets	96,000	61,000
Total current assets	4,355,000	4,276,000

Property, plant and equipment, net	1,276,000	1,304,000
Debt issuance costs, net	14,000	26,000
Patents	20,000	0
Other assets	29,000	30,000
Total assets	$5,694,000	$5,636,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$877,000	$631,000
Accrued expenses and other current liabilities	175,000	217,000
Wages payable	223,000	264,000
Line of credit	518,000	397,000
Current portion of long-term debt	1,453,000	872,000
Current portion of unearned grant	10,000	10,000
Total current liabilities	3,256,000	2,391,000

Other liabilities	143,000	143,000
Long-term debt	0	608,000
Related party note	124,000	124,000
Total liabilities	3,523,000	3,266,000

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Preferred stock; par value $.01 per share; 5,000,000 shares authorized, none issued and outstanding at March 31, 2012 and December 31, 2011
Common stock; par value $.01 per share; 50,000,000 shares authorized; 21,744,768 issued and outstanding at March 31, 2012 and December 31, 2011	217,000	217,000
Additional paid-in capital	19,393,000	19,386,000
Accumulated deficit	(17,439,000)	(17,233,000)

Total stockholders’ equity	2,171,000	2,370,000

Total liabilities and stockholders’ equity	$5,694,000	$5,636,000

The accompanying notes are an integral part of the financial statements

American Bio Medica Corporation

Statements of Operations

(Unaudited)

	For The Three Months Ended
	March 31,
	2012	2011

Net sales	$2,296,000	$2,047,000

Cost of goods sold	1,334,000	1,285,000

Gross profit	962,000	762,000

Operating expenses:
Research and development	52,000	52,000
Selling and marketing	521,000	457,000
General and administrative	558,000	627,000
	1,131,000	1,136,000

Operating loss	(169,000)	(374,000)

Other expense:
Interest income	4,000	0
Interest expense	(46,000)	(51,000)
	(42,000)	(51,000)

Net loss before tax	(211,000)	(425,000)

Income tax expense	5,000	0

Net loss	$(206,000)	$(425,000)

Basic and diluted loss per common share	$(0.01)	$(0.02)

Weighted average number of shares outstanding – basic & diluted	21,744,768	21,744,768

The accompanying notes are an integral part of the financial statements

American Bio Medica Corporation

Statements of Cash Flows

(Unaudited)

	For The Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(206,000)	$(425,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	30,000	69,000
Amortization of debt issuance costs	12,000	12,000
Provision for bad debts	0	(15,000)
Provision for slow moving and obsolete inventory	24,000	(6,000)
Share-based payment expense	6,000	12,000
Changes in:
Accounts receivable	(57,000)	(131,000)
Inventory	(98,000)	221,000
Prepaid expenses and other current assets	(35,000)	(25,000)
Accounts payable	244,000	266,000
Accrued expenses and other current liabilities	(35,000)	(68,000)
Wages payable	(41,000)	24,000
Other liabilities	1,000	0
Net cash used in operating activities	(155,000)	(66,000)

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,000)	(2,000)
Patent application costs	(20,000)	0
Net cash used in investing activities	(21,000)	(2,000)

Cash flows from financing activities:
Payments on debt financing	(32,000)	(45,000)
Net proceeds from line of credit	121,000	159,000
Net cash provided by financing activities	89,000	114,000

Net increase / (decrease) in cash and cash equivalents	(87,000)	46,000
Cash and cash equivalents - beginning of period	93,000	37,000

Cash and cash equivalents - end of period	$6,000	$83,000

Supplemental disclosures of cash flow information
Cash paid during period for interest	$65,000	$69,000

The accompanying notes are an integral part of the financial statements

Notes to financial statements (unaudited)

March 31, 2012

Note A - Basis of Reporting

The accompanying unaudited interim financial statements of American Bio Medica Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. Accordingly, these unaudited interim financial statements do not include all information and footnotes required by U.S. GAAP for complete financial statement presentation. These unaudited interim financial statements should be read in conjunction with our audited financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2011. In the opinion of management, the interim financial statements include all normal, recurring adjustments which are considered necessary for a fair presentation of the financial position of the Company at March 31, 2012, the results of our operations for the three month period ended March 31, 2012 and March 31, 2011 and cash flows for the three month period ended March 31, 2012 (the “First Quarter 2012”) and March 31, 2011 (the “First Quarter 2011”).

Operating results for the First Quarter 2012 are not necessarily indicative of results that may be expected for the year ending December 31, 2012. Amounts at December 31, 2011 are derived from our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

During the First Quarter 2012, there were no significant changes to our critical accounting policies, which are included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

These unaudited interim financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. Our independent registered public accounting firm’s report on the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011, contained an explanatory paragraph regarding our ability to continue as a going concern. As of the date of this report, our current cash balances, together with cash generated from future operations and amounts available under current credit facilities may not be sufficient to fund operations for the next 12 months if sales levels do not improve (and an inability to market and sell our point of collection oral fluid drug tests in the Workplace market would negatively impact our revenues). If cash generated from operations is not sufficient to satisfy our working capital and capital expenditure requirements, we will be required to sell additional equity or obtain additional credit facilities. There is no assurance that such financing will be available or that we will be able to complete financing on satisfactory terms, if at all.

Recent Accounting Standards

There were no new standards adopted that are expected to have a material impact on our interim financial statements.

Note B – Net Loss Per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted average number of outstanding common shares during the period. Diluted net loss per common share includes the weighted average dilutive effect of stock options and warrants. Potential common shares outstanding as of March 31, 2012 and 2011:

	March 31, 2012	March 31, 2011
Warrants	75,000	75,000
Options	2,609,080	3,036,580

The number of securities not included in the diluted net loss per common share for the three months ended March 31, 2012 and March 31, 2011 (because the effect would have been anti-dilutive) were 2,684,080 and 3,111,580, respectively.

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

On March 28, 2011, the Defendants filed an Answer to our Complaint and Defendant Gould filed a counter-claim against the Company in the amount of $150,000 alleging breach of contract related to an employment agreement between Gould and the Company. We filed a reply to Gould’s counterclaim on April 13, 2011. Our reply asserted that the Company did not breach the prior employment agreement in place with Gould, that the Company provided the required written notice of non-renewal of Gould’s employment agreement, and that Gould’s employment agreement expired on May 31, 2010; at which time Gould became an at-will employee of the Company. Gould was subsequently terminated for cause on July 28, 2010. A conference was held with the court on June 16, 2011, at which issues in dispute were discussed and a discovery schedule was set. The Company has responded to the Defendants discovery requests and as of the date of this report, the Company is awaiting complete responsive discovery items from Defendants. Depositions in the matter are ongoing. Depositions and discovery were expected to be completed by April 30, 2012, however, that date has been postponed due to an unexpected personal issue that has occurred involving the Defendants attorney; this unexpected issue is unrelated to the case or the claims of the case.

As previously disclosed, we received a warning letter from the FDA in July 2009 that alleges we re marketing our point of collection oral fluid drug test, OralStat, in workplace settings without marketing clearance or approval (see Current Report on Form 8-K filed with the SEC on August 5, 2009 and the Risk Factor titled, “Any adverse changes in our regulatory framework could negatively impact our business” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011). A warning letter is considered by FDA to be informal and advisory. While a warning letter communicates FDA’s position on a matter it does not commit the FDA to taking enforcement action. However, the Company has not received a “close-out” letter from FDA, therefore the Company’s July 2009 warning letter remains unresolved. We continue to move forward with our efforts to resolve this issue with FDA. Unresolved warning letters can lead to further FDA action, including but not limited to seizure, injunction and/or civil money penalties.

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

Note D – Line of Credit and Debt

Rosenthal and Rosenthal, Inc. (“Rosenthal”) Line of Credit

We have entered into a Financing Agreement (the “Financing Agreement”) with Rosenthal. Under the Financing Agreement, Rosenthal provided the Company with up to $1,500,000 under a revolving secured line of credit (“Rosenthal Line of Credit”). The Rosenthal Line of Credit was collateralized by a first security interest in all of the Company’s accounts receivables, inventory, and intellectual property, and a second security interest in our machinery and equipment, leases, leasehold improvements, furniture and fixtures. The maximum availability of $1,500,000 was subject to an availability formula based on certain percentages of accounts receivable and inventory, and elements of the availability formula were subject to periodic review and revision by Rosenthal. Under the Financing Agreement, we paid Rosenthal an administrative fee of $1,500 per month and an annual fee of $15,000. There were additional administrative fees paid that totaled $5,000 in the First Quarter 2011 (there were no additional administrative fees charged in the First Quarter of 2012). Under the Financing Agreement, interest is payable monthly, and is charged at variable rates (based on the Prime Rate), with minimum monthly interest of $4,000. We incurred $12,000 in interest expense in the First Quarter 2012 and $13,000 in the First Quarter 2011.

So long as any obligations were due under the Rosenthal Line of Credit, the Company had to maintain working capital of not less than $2,000,000 and tangible net worth, as defined by the Financing Agreement, of not less than $4,000,000 at the end of each fiscal quarter. Under the Financing Agreement, tangible net worth is defined as (a) the aggregate amount of all Company assets (in accordance with U.S. GAAP), excluding such other assets as are properly classified as intangible assets under U.S. GAAP, less (b) the aggregate amount of liabilities (excluding liabilities that are subordinate to Rosenthal). Pursuant to an amendment to the Financing Agreement effective March 31, 2011, the tangible net worth requirement was lowered from $4,000,000 to $2,750,000; the working capital requirement of not less than $2,000,000 remained unchanged under the amendment. We maintained compliance with the covenants of the Financing Agreement, as amended, through the second quarter of Fiscal 2011. At September 30, 2011, the Company was no longer in compliance with the working capital requirement. On November 15, 2011, the Company entered into another amendment to the Financing Agreement, effective September 30, 2011, that lowered the working capital requirement from $2,000,000 to an amount not less than (i) $1,500,000 for the fiscal quarters ending September 30, 2011, December 31, 2011, March 31, 2012 and June 30, 2012; and (ii) $2,000,000, for the fiscal quarter ending September 30, 2012 and each fiscal quarter thereafter, provided, however that so long as the debt owed to First Niagara Bank is not classified as “long term liability” (as defined according to GAAP) at the end of any fiscal quarter ending on or after March, 31, 2012, the minimum Working Capital requirement for such fiscal quarter would be decreased by $500,000. Rosenthal charged the company a fee of $5,000 each for the March 31, 2011 amendment that lowered the tangible net worth requirement and the September 30, 2011 amendment that lowered the working capital requirement.

We incurred $41,000 in costs related to the Rosenthal Line of Credit. These costs were amortized over the term of the Rosenthal Line of Credit. We amortized $3,500 of these costs during both the First Quarter 2012 and the First Quarter 2011.

The amount outstanding on the Rosenthal Line of Credit at March 31, 2012 was $518,000 with $427,000 of this amount collateralized by accounts receivable at an interest rate of 8% and $91,000 collateralized by inventory at an interest rate of 9%. Additional loan availability was $183,000, for a total Loan Availability of $701,000 as of March 31, 2012.

The amount outstanding on the Rosenthal Line of Credit at December 31, 2011 was $397,000, with $361,000 of this amount outstanding collateralized by accounts receivable at an interest rate of 8% and $36,000 collateralized by inventory at an interest rate of 9%. Additional loan availability was $159,000, for a total Loan Availability of $556,000 as of December 31, 2011.

The Rosenthal Line of Credit was payable on demand and Rosenthal could terminate the Financing Agreement at any time by giving the Company 45 days advance written notice. On February 28, 2012, we gave Rosenthal written notice of non-renewal as provided under the Financing Agreement, and as a result, the Financing Agreement was scheduled to terminate on May 31, 2012. (See Part I, Item 1, Note F - Subsequent Events for information on refinancing activities).

First Niagara Bank Mortgage Consolidation Loan (“Mortgage Consolidation Loan”)

On February 23, 2011, we amended and extended our Mortgage Consolidation Loan with First Niagara Bank (“First Niagara”). The amended Mortgage Consolidation Loan has a maturity date of March 1, 2013, and has a 6-year (72 month) amortization. The principal amount of the amended Mortgage Consolidation Loan is $815,000 with a fixed interest rate of 8.25%. The monthly payment of principal and interest is $14,000 and payments commenced on March 1, 2011. We were required to make a $15,000 principal payment at the time of closing of the amended Mortgage Consolidation Loan. We also incurred approximately $2,000 in costs associated with this amendment, which were legal costs incurred by First Niagara and passed on to the Company. The unamortized balance of these costs was $1,000 as of March 31, 2012. The amended Mortgage Consolidation Loan continues to be secured by our facility in Kinderhook, New York as well as various pieces of machinery and equipment. All other terms of the Mortgage Consolidation Loan remain unchanged, including compliance with a covenant (measured monthly) to maintain a certain level of liquidity (defined as any combination of cash, marketable securities or borrowing availability under one or more credit facilities other than the Mortgage Consolidation Loan). As of the date of this report, we are in compliance with this covenant.

The balance on the Mortgage Consolidation Loan was $697,000 at March 31, 2012 and $725,000 at December 31, 2011. Interest expense recognized during the First Quarter 2012 was $14,000 and $18,000 for the First Quarter 2011.

Copier Leases

In May 2007, we purchased a copier through an equipment lease with RICOH in the amount of $17,000. The term of the lease is five years with an interest rate of 14.11%. The amount outstanding on this lease was $2,000 at March 31, 2012 and $3,000 at December 31, 2011.

In October 2010, we purchased a copier through an equipment lease with Marlin Leasing in the amount of $4,000. The term of the lease is two years with an interest rate of 14.46%. The amount outstanding on this lease was $1,000 at March 31, 2012 and $2,000 at December 31, 2011.

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

We incurred $131,000 in expenses related to the offering, including $12,000 in expense related to warrants issued to Cantone. We amortized $8,000 of expense related to these debt issuance costs in both the First Quarter 2012 and the First Quarter 2011, of which less than $1,000 was share based payment expense related to the Cantone warrants. The unamortized balance was $11,000 as of March 31, 2012 and $19,000 as of December 31, 2011. We also had accrued interest expense related to the Series A Debentures of $13,000 at March 31, 2012 and $31,000 December 31, 2011. The Company recognized $19,000 in interest expense during both the First Quarter 2012 and the First Quarter 2011.

Note E – Stock Option Grants

Financing Option Grants

As a condition to the Financing Agreement with Rosenthal, our Chief Executive Officer, Stan Cipkowski (“Cipkowski”) was required to execute a Validity Guarantee (the “Validity Guarantee”) that includes representations and warranties with respect to the validity of the Company’s receivables and guarantees the accuracy of the Company’s reporting to Rosenthal related to its receivables and inventory. The Validity Guarantee places Cipkowski’s personal assets at risk in the event of a breach of such representations, warranties and guarantees. As part of the compensation for his execution of the Validity Guarantee, on July 1, 2009, Cipkowski was awarded an option grant representing 500,000 common shares of the Company under its Fiscal 2001 Stock Option Plan (the “2001 Plan”), at an exercise price of $0.20, the closing price of the Company’s common shares on the date of the grant. The option grant vests over 3 years in equal installments, and the first 33% of the grant vested on July 1, 2010 and the second 33% vested on July 1, 2011. We will recognize $78,000 in share-based payment expense amortized over the required service period of 3 years. We recognized $6,000 in share-based payment expense for this grant in both the First Quarter 2012 and the First Quarter 2011. As of March 31 2012, there was $7,000 in unrecognized expense with 3 months remaining.

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

The options were issued to Mr. Jaskiewicz as the third and final stock option grant representing compensation for his execution of an Agreement of Subordination and Assignment (“Subordination Agreement”) required as a condition to the Rosenthal Line of Credit. The first stock option grant was issued to Jaskiewicz in July 2009 when the Subordination Agreement was executed, and the second stock option grant was issued to Jaskiewicz in July 2010. The Subordination Agreement was related to $124,000 owed to Jaskiewicz by the Company as of June 29, 2009 (the “Jaskiewicz Debt”). Under the Subordination Agreement, the Jaskiewicz Debt was not payable, was junior in right to the Rosenthal Line of Credit and no payment could be accepted or retained by Jaskiewicz unless and until the Company paid and satisfied in full any obligations to Rosenthal. Furthermore, the Jaskiewicz Debt was assigned and transferred to Rosenthal as collateral for the Rosenthal Line of Credit.

Employee Grant

On December 31, 2010, we issued options to purchase 275,000 shares of common stock under the 2001 Plan to 4 members of senior management and 8 other employees of the Company at an exercise price of $0.09 (the closing price of the Company’s common shares on the date of the grant). These option grants vested 100% on the one-year anniversary of the date of the grant, or on December 31, 2011. We recognized $25,000 in share-based payment expense over the required service period of one year. We recognized $6,000 of this expense in the First Quarter 2011. No expense was recognized in the First Quarter 2012 as the remaining $19,000 of this expense was recognized during the remaining nine months of the year ended December 31, 2011.

Note F – Subsequent Events

Loan and Security Agreement with Medallion Financial Corp (“Medallion”)

On April 20, 2012 (the “Closing Date”), we entered into a Loan and Security Agreement (the “Loan Agreement”) with Medallion, a new Senior Lender, to refinance the Company’s Line of Credit with Rosenthal.

Under the Loan Agreement, Medallion has agreed to provide the Company with up to $1,000,000 under a revolving secured line of credit (the “Medallion Line of Credit”), which is secured by a first security interest in all of the Company’s receivables, inventory, and intellectual property rights along with a second security interest in the Company’s machinery and equipment. The maximum amount available under the Medallion Line of Credit is subject to an Advance Rate that consists of: 85% of eligible accounts receivable and up to 30% of eligible inventory (not to exceed $150,000). “Eligible Receivables” are defined as those receivables that are paid within ninety (90) days of the invoice date. Eligible Receivables consists of both domestic sales and those international sales made in North America. An Eligible Receivable becomes ineligible if more than 25% of the aggregate receivables due from a customer are more than ninety (90) days past due or the aggregate receivables from a customer exceed 25% of the then total outstanding Eligible Receivables. “Eligible Inventory” is defined as raw materials and finished goods that are not obsolete or unmerchantable and are acceptable to Medallion. From the loan availability, we drew approximately $566,000 to pay off the Rosenthal Line of Credit on the Closing Date. As of the Closing Date, our loan availability under the Medallion Line of Credit was $49,000 and our balance due under the Medallion Line of Credit was $566,000.

We were charged a facility fee of 1% of the balance of the Medallion Line of Credit on the Closing Date and will be charged the same facility fee of 1% on each anniversary of the Closing Date thereafter. Under the Loan Agreement, interest on outstanding borrowings is payable monthly and is charged at an annual rate equal to 4% above a base rate (which is the Wall Street Journal Prime as published from time to time. As of the date of this report, the Wall Street Journal Prime is 3.25%). If we were to default under the Loan Agreement, interest on outstanding borrowings under the Medallion Line of Credit would be charged at an annual rate of 2% above the interest rate in effect at the time of such default. We are subject to two audits per year by Medallion (provided we are not in default) at a rate of $950.00 per person per day. Prior to closing, we also paid a non-refundable fee in the amount of $10,000 to Medallion for field exam and due diligence costs.

So long as any obligations are due to Medallion under the Medallion Line of Credit, we must maintain stockholders’ equity of at least $1,750,000, and as of the date of this report, we are in compliance with this requirement.

Medallion Financing Stock Option Grants

As a condition to the Medallion Line of Credit, Cipkowski and our controller J. Duncan Urquhart (“Urquhart”) were each required to execute Validity Guarantees (the “Validity Guarantees”). Under the Validity Guarantees, Cipkowski and Urquhart provide representations and warranties with respect to the validity of our receivables as well as guaranteeing the accuracy of our reporting to Medallion related to the Company’s receivables. As compensation for their execution of the Validity Guarantees, on April 20, 2012, Cipkowski and Urquhart were each awarded an option grant representing 250,000 common shares of the Company under the Company’s Fiscal 2001 stock option plan, at an exercise price of $0.18, the closing price of our common shares on the date of the grant. The option grants vest over three (3) years in equal installments.

As another condition to the financing, Jaskiewicz was required to execute another Subordination Agreement (“Subordination Agreement”) related to the Jaskiewicz Debt (the $124,000 currently owed to Jaskiewicz by the Company). Under the Subordination Agreement, the Jaskiewicz Debt is not payable, is junior in right to the Medallion Line of Credit and no payment may be accepted or retained by Jaskiewicz for the Jaskiewicz Debt unless and until we have paid and satisfied in full any obligations to Medallion. As compensation for his execution of the Subordination Agreement, on April 20, 2012 Jaskiewicz was awarded an option grant representing 150,000 common shares of the Company under the Company’s Fiscal 2001 stock option plan, at an exercise price of $0.18, the closing price of the Company’s common shares on the date of the grant. The option grant vests over three (3) years in equal installments.

Employment Agreement

On April 23, 2012, the Company entered into an Employment Contract with Melissa A. Waterhouse (a copy of this contract was attached as an exhibit to our Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on April 25, 2012). Our Board of Directors appointed Ms. Waterhouse to the office of Executive Vice President and Chief Compliance Officer effective April 23, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion of our financial condition and the results of operations should be read in conjunction with the interim Financial Statements and Notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion contains, in addition to historical statements, forward-looking statements that involve risks and uncertainties. Our actual future results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the factors discussed in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 and in this Quarterly Report on Form 10-Q. Any forward-looking statement speaks only as of the date on which such statement is made and we do not intend to update any such forward-looking statements.

Overview

Sales in the three months ended March 31, 2012 (“First Quarter 2012”) increased when compared to the three months ended March 31, 2011 (“First Quarter 2011”). First Quarter 2012 was the second consecutive quarter of sales improvement when comparing year over year results. We remain hopeful that this trend of improvement will continue, however, conditions in the global economy remain tenuous at best so there can be no assurance that it will continue. Our core markets continue to be Workplace and Government, and we continue to believe that it will be some time before employment rates and government budgets return to pre-recession levels, and therefore sometime before we will experience significant sales growth in these markets.

Given this uncertainty, we continue to examine all expenses closely in efforts to achieve profitability (if sales levels continue to improve) or to minimize losses going forward (if sales remain at current levels or start to decline again). During the First Quarter 2012, we sustained a net loss of $206,000 from net sales of $2,296,000. We had cash used in operating activities of $155,000 for the First Quarter 2012.

During the First Quarter 2012, we continued to market and distribute our point of collection products to detect the presence or absence of drugs of abuse in a urine or oral fluid specimen and our Rapid Reader® drug screen result and data management system, and we also performed bulk test strip contract manufacturing services for unaffiliated third parties. We also continued to focus our efforts on the sale of our CLIA waived Rapid TOX® product line (which includes the ONLY CLIA WAIVED test to detect Buprenorphine).

Plan of Operations

We continue to focus on selling our point of collection drugs of abuse tests, and growing our business through direct sales (including but not limited to the pursuit of national accounts) and select distributors. We also continue to make efforts to identify and secure new contract work, such as contract manufacturing or contract assembly. Simultaneously with these efforts, we continue to concentrate on: the reduction of manufacturing costs and operating expenses, enhancement of our current products and development of new product platforms and configurations to address market trends.

Our continued existence is dependent upon several factors, including our ability to raise revenue levels and reduce costs to generate positive cash flows, and to obtain working capital by selling additional shares of Company common stock and/or securing additional credit facilities, as necessary.

Results of operations for the First Quarter 2012 compared to the First Quarter 2011

NET SALES: Net sales for the First Quarter 2012 increased 12.2% when compared to net sales in the First Quarter 2011. Our sales were negatively impacted in the First Quarter 2011 due to the temporary and voluntarily cessation of marketing and selling of our oral fluid product in the Workplace market throughout most of the First Quarter 2011 (“Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011). Workplace sales (some of which are national account oral fluid customers) improved when comparing First Quarter 2012 to the First Quarter 2011; this was primarily as a result of the marketing cessation in the First Quarter 2011 referred to earlier in this paragraph and the fact that unemployment rates improved slightly from 8.9% in March 2011 to 8.2% in March 2012 (although the jobless rate changed little over the course of First Quarter 2012).

Contract manufacturing sales also improved quarter over quarter, primarily due to increased contract manufacturing of a product for fetal amniotic rupture. Sales increases were partially offset by declines in the Government and International markets.

Government sales declined in the First Quarter 2012 when compared to the First Quarter 2011. Sales to government accounts continue to be negatively impacted by price pressures caused by competitors selling products manufactured outside of the United States. Most government contracts are awarded via an open solicitation process and in most cases, the company with the lowest priced product is awarded the contract. Since foreign manufacturers can offer their products at a lower price due to lower costs, including but not limited to, lower labor, material, regulatory and insurance costs, it has become increasingly difficult to compete from a cost standpoint. In addition, for some of the contracts we currently hold, decreased purchasing levels (in attempts to close budget deficits), have resulted in decreased buying by our customers. However, we have had some success in garnering government contracts, especially in those cases when an emphasis is placed on quality, customer service, technical support and “Made in America” requirements, and we are also offering Government accounts lower cost product alternatives, and this has resulted in diminished declines.

International sales declined slightly due to decreased sales to Latin America, offset by increased sales to other parts of the world, including sales to Dräger Safety (under their trademark “DrugCheck”; in July 2011, we entered into a Purchase Agreement with Dräger Safety giving Dräger Safety distribution rights in Europe, Asia, Africa, and Central and South America; with certain markets and territories being exclusive to Dräger Safety).

COST OF GOODS SOLD/GROSS PROFIT: Cost of goods sold decreased to 58.1% of net sales in the First Quarter 2012, compared to 62.8% of net sales in the First Quarter 2011. A shift in sales mix from lower margin products in First Quarter 2011 to higher margin products in First Quarter 2012 accounted for the decrease in cost of goods sold as a percentage of net sales.

Gross profit for the First Quarter 2012 also improved from gross profit in the First Quarter 2011 as a result of the shift in sales mix previously noted. We continue to closely monitor inventory levels and the amount of product being manufactured, however, certain direct labor and overhead costs are fixed and such fixed costs are now being allocated to a reduced number of manufactured strips, thus increasing our manufacturing cost per unit. We continuously evaluate our production personnel levels as well as our product manufacturing levels to ensure they are adequate to meet current and anticipated sales demands.

OPERATING EXPENSES: Operating expenses remained relatively unchanged for the First Quarter 2012, compared to the First Quarter 2011. We continue to assess our operating expenses to ensure they are adequate to elicit growth, support sales levels and address market trends and customer needs. In the First Quarter 2012, research and development expenses were unchanged, and general and administrative expenses decreased, while selling and marketing expense increased; more specifically:

Research and Development (“R&D”) expense

R&D expense was unchanged when comparing the First Quarter 2012 with the First Quarter 2011. Decreases in salaries and employee related benefits were offset by increased costs related to supplies and materials, repairs and maintenance and phone, due and patent costs. Our R&D department continues to focus their efforts on the enhancement of current products, development of new product platforms and exploration of contract manufacturing opportunities.

Selling and Marketing expense

Selling and marketing expense for the First Quarter 2012 increased 14.0% when compared to the First Quarter 2011. This increase is primarily a result of increases in sales salaries and employee related benefits (due to increased sales personnel), commissions (as a result of increased sales) and advertising expense, offset by decreases in travel related expense and postage. In the First Quarter 2012, we continued to promote our products through selected advertising, participation at high profile trade shows and other marketing activities. Our direct sales force continued to focus their selling efforts in our target markets, which include, but are not limited to, Workplace and Government, as well as focusing on the Clinical market, primarily physicians and pain management clinics, with our CLIA waived Rapid TOX product line.

General and Administrative (“G&A”) expense

G&A expense for the First Quarter 2012 decreased 11.0% when compared to the First Quarter 2011. Decreases in salaries and benefits, accounting and legal fees, bank service fees and share based payment expense (stemming from option grants issued in the third quarter of 2009 and the third and fourth quarter of 2010; see Part I, Item 1, Note E), were partially offset by increases in SEC reporting fees (stemming from our compliance with XBRL filing requirements), consulting fees (stemming from due diligence performed related to our line of credit refinancing), office travel expense, computer supplies, outside service fees (stemming from compliance with regulatory requirements related to sales outside of the United States) and dues and subscriptions. Share based payment expense totaled $6,000 in the First Quarter 2012 and $12,000 in the First Quarter 2011.

Liquidity and Capital Resources as of March 31, 2012

Our cash requirements depend on numerous factors, including product development activities, penetration of our core markets, and effective management of inventory levels and production levels in response to sales forecasts. We expect to devote capital resources to continue product development and research and development activities. We will examine other growth opportunities including strategic alliances and expect such activities will be funded from existing cash and cash equivalents, issuance of additional equity or additional borrowings, subject to market and other conditions. Our financial statements for the year ended December 31, 2011 were prepared assuming we will continue as a going concern. As of the date of this report, we do not believe that our current cash balances, together with cash generated from future operations and amounts available under our credit facilities will be sufficient to fund operations for the next twelve months. As of the date of filing this report, two of our credit facilities, the First Niagara Mortgage Consolidation Loan and the Series A Debentures, will expire in less than 12 months. The Company continues to explore possible financing alternatives to these credit facilities; including but not limited to extension and/or refinancing of the current credit facilities. If cash generated from operations is not sufficient to satisfy our working capital and capital expenditure requirements, we will be required to sell additional equity or obtain additional credit facilities. There is no assurance that such financing will be available or that we will be able to complete financing on satisfactory terms, if at all.

As of March 31, 2012, we had a Mortgage Consolidation Loan with First Niagara and a Line of Credit with Rosenthal. The Rosenthal Line of Credit had a total loan availability of $701,000 as of March 31, 2012, with $183,000 of this amount available for borrowing. Subsequent to the First Quarter 2012, we refinanced and terminated the Rosenthal Line of Credit (see Part I, Item 1, Note F; Subsequent Events).

Working capital

Our working capital decreased $786,000 at March 31, 2012 when compared to working capital at December 31, 2011, primarily as a result of the reclassification of our Mortgage Consolidation Loan with First Niagara from long term debt to short term debt (considering its maturity date of March 1, 2013). In addition, a decrease in cash along with increases in our line of credit balance and accounts payable were offset by an increase in inventory, accounts receivable, prepaid expenses and a decrease in accrued expenses.

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

Cash Flows

Increases in inventory, accounts receivable, prepaid expenses and a decrease in accrued expenses, offset by increases in accounts payable and inventory reserve resulted in cash used in operating activities of $155,000 for the First Quarter 2012. The primary use of cash in the First Quarter 2012 and the First Quarter 2011 was funding of operations.

Net cash used in investing activities in the First Quarter 2012 was for investment in property, plant and equipment and patent application costs, net cash used in investing activities in the First Quarter 2011 was for investment in property, plant and equipment.

Net cash provided by financing activities in the First Quarter 2012 and the First Quarter 2011 consisted primarily of net proceeds from our line of credit, offset by payments on debt financing.

At March 31, 2012, we had cash and cash equivalents of $6,000.

Outlook

Given our current sales levels and results of operations, we expect that we may need to raise additional capital in the year ending December 31, 2012 to be able to continue operations. If events and circumstances occur such that we do not meet our current operating plans, we are unable to raise sufficient additional equity or debt financing, or our credit facilities are insufficient or not available, we may be required to further reduce expenses or take other steps which could have a material adverse effect on our future performance.

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

Item 1A. Risk Factors

There have been no material changes to our risk factors set forth in Part I, Item 1A, in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

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

Dated: May 15, 2012

