Form 10-Q
period 2012-06-30
AMERICAN BIO MEDICA CORP
filed 2012-08-14
CIK 896747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

21,833,003 Common Shares as of August 13, 2012

American Bio Medica Corporation

Index to Quarterly Report on Form 10-Q

For the quarter ended June 30, 2012

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

American Bio Medica Corporation

Balance Sheets

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$15,000	$93,000
Accounts receivable, net of allowance for doubtful accounts of $50,000 at June 30, 2012, and $66,000 at December 31, 2011	1,159,000	883,000
Inventory, net of allowance for slow moving and obsolete inventory of $449,000 at June 30, 2012 and $401,000 at December 31, 2011	3,390,000	3,239,000
Prepaid expenses and other current assets	68,000	61,000
Total current assets	4,632,000	4,276,000

Property, plant and equipment, net	1,252,000	1,304,000
Debt issuance costs, net	3,000	26,000
Patents	23,000	0
Other assets	30,000	30,000
Total assets	$5,940,000	$5,636,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,384,000	$631,000
Accrued expenses and other current liabilities	139,000	217,000
Wages payable	232,000	264,000
Line of credit	377,000	397,000
Current portion of long-term debt	1,420,000	872,000
Current portion of unearned grant	10,000	10,000
Total current liabilities	3,562,000	2,391,000

Other liabilities	144,000	143,000
Long-term debt	0	608,000
Related party note	124,000	124,000
Total liabilities	3,830,000	3,266,000

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity:
Preferred stock; par value $.01 per share; 5,000,000 shares authorized, none issued and outstanding at June 30, 2012 and December 31, 2011
Common stock; par value $.01 per share; 50,000,000 shares authorized; 21,744,768 issued and outstanding at June 30, 2012 and December 31, 2011	217,000	217,000
Additional paid-in capital	19,409,000	19,386,000
Accumulated deficit	(17,516,000)	(17,233,000)

Total stockholders’ equity	2,110,000	2,370,000

Total liabilities and stockholders’ equity	$5,940,000	$5,636,000

The accompanying notes are an integral part of the financial statements

American Bio Medica Corporation

Statements of Operations

(Unaudited)

	For The Six Months Ended
	June 30,
	2012	2011

Net sales	$4,758,000	$4,533,000

Cost of goods sold	2,753,000	2,620,000

Gross profit	2,005,000	1,913,000

Operating expenses:
Research and development	108,000	109,000
Selling and marketing	1,050,000	902,000
General and administrative	1,046,000	1,100,000
	2,204,000	2,111,000

Operating loss	(199,000)	(198,000)

Other expense:
Loss on disposal of property, plant and equipment	0	(1,000)
Interest income	5,000	0
Interest expense	(91,000)	(101,000)
	(86,000)	(102,000)

Net loss before tax	(285,000)	(300,000)

Income tax (expense) / benefit	2,000	(1,000)

Net loss	$(283,000)	$(301,000)

Basic and diluted loss per common share	$(0.01)	$(0.01)

Weighted average number of shares outstanding – basic & diluted	21,744,768	21,744,768

The accompanying notes are an integral part of the financial statements

American Bio Medica Corporation

Statements of Operations

(Unaudited)

	For The Three Months Ended
	June 30,
	2012	2011

Net sales	$2,462,000	$2,486,000

Cost of goods sold	1,420,000	1,335,000

Gross profit	1,042,000	1,151,000

Operating expenses:
Research and development	55,000	57,000
Selling and marketing	529,000	445,000
General and administrative	488,000	474,000
	1,072,000	976,000

Operating (loss) / income	(30,000)	175,000

Other expense:
Loss on disposal of property, plant and equipment	0	(1,000)
Interest income	1,000	0
Interest expense	(45,000)	(50,000)
	(44,000)	(51,000)

Net (loss) / income before tax	(74,000)	124,000

Income tax expense	(3,000)	(1,000)

Net (loss) / income	$(77,000)	$123,000

Basic and diluted (loss) / income per common share	$(0.00)	$0.01

Weighted average number of shares outstanding – basic	21,744,768	21,744,768
Weighted average number of shares outstanding – diluted	21,744,768	21,827,564

The accompanying notes are an integral part of the financial statements

American Bio Medica Corporation

Statements of Cash Flows

(Unaudited)

	For The Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(283,000)	$(301,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	61,000	137,000
Loss on disposal of property, plant and equipment	0	1,000
Amortization of debt issuance costs	23,000	22,000
Provision for bad debts	(16,000)	(14,000)
Provision for slow moving and obsolete inventory	48,000	(6,000)
Share-based payment expense	23,000	25,000
Changes in:
Accounts receivable	(261,000)	(322,000)
Inventory	(199,000)	389,000
Prepaid expenses and other current assets	(7,000)	(35,000)
Accounts payable	751,000	168,000
Accrued expenses and other current liabilities	(71,000)	(63,000)
Wages payable	(32,000)	29,000
Other liabilities	1,000	1,000
Net cash provided by operating activities	38,000	31,000

Cash flows from investing activities:
Purchase of property, plant and equipment	(8,000)	(61,000)
Patent application costs	(23,000)	0
Net cash used in investing activities	(31,000)	(61,000)

Cash flows from financing activities:
Payments on debt financing	(65,000)	(72,000)
Net proceeds from line of credit	(20,000)	87,000
Net cash (used in) / provided by financing activities	(85,000)	15,000

Net decrease in cash and cash equivalents	(78,000)	(15,000)
Cash and cash equivalents - beginning of period	93,000	37,000

Cash and cash equivalents - end of period	$15,000	$22,000

Supplemental disclosures of cash flow information
Cash paid during period for interest	$93,000	$101,000

The accompanying notes are an integral part of the financial statements

Notes to financial statements (unaudited)

June 30, 2012

Note A - Basis of Reporting

The accompanying unaudited interim financial statements of American Bio Medica Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. Accordingly, these unaudited interim financial statements do not include all information and footnotes required by U.S. GAAP for complete financial statement presentation. These unaudited interim financial statements should be read in conjunction with our audited financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2011. In the opinion of management, the interim financial statements include all normal, recurring adjustments which are considered necessary for a fair presentation of the financial position of the Company at June 30, 2012, the results of our operations for the three and six month periods ended June 30, 2012 and June 30, 2011, and cash flows for the six month periods ended June 30, 2012 and June 30, 2011.

Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of results that may be expected for the year ending December 31, 2012. Amounts at December 31, 2011 are derived from our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

During the six months ended June 30, 2012, there were no significant changes to our critical accounting policies, which are included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Recent Accounting Standards

There were no new standards adopted in the six months ended June 30, 2012 that are expected to have a material impact on our interim financial statements.

Note B – Net Income / (Loss) Per Common Share

Basic net income / (loss) per common share is calculated by dividing the net income / (loss) by the weighted average number of outstanding common shares during the period. Diluted net income / (loss) per common share includes the weighted average dilutive effect of stock options and warrants. Potential common shares outstanding as of June 30, 2012 and 2011:

	June 30, 2012	June 30, 2011
Warrants	75,000	75,000
Options	3,164,080	3,036,580

The number of securities not included in the diluted net income / (loss) per common share for the three months ended June 30, 2012 and June 30, 2011 (because the effect would have been anti-dilutive) were 3,239,080 and 3,028,784, respectively. The number of securities not included in the diluted net income / (loss) per common share for the six months ended June 30, 2012 and June 30, 2011 (because the effect would have been anti-dilutive) were 3,239,080 and 3,111,580, respectively.

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

On March 28, 2011, the Defendants filed an Answer to our Complaint and Defendant Gould filed a counter-claim against the Company in the amount of $150,000 alleging breach of contract related to an employment agreement between Gould and the Company. We filed a reply to Gould’s counterclaim on April 13, 2011. Our reply asserted that the Company did not breach the prior employment agreement in place with Gould, that the Company provided the required written notice of non-renewal of Gould’s employment agreement, and that Gould’s employment agreement expired on May 31, 2010; at which time Gould became an at-will employee of the Company. Gould was subsequently terminated for cause on July 28, 2010. A conference was held with the court on June 16, 2011, at which issues in dispute were discussed and a discovery schedule was set. The Company has responded to the Defendants discovery requests and as of the date of this report, the Company is awaiting complete responsive discovery items from Defendants. Depositions in the matter are ongoing. Depositions and discovery were expected to be completed by April 30, 2012, however, the discovery due date was postponed to September 28, 2012 due to an unexpected personal issue that occurred involving the Defendants attorney; this unexpected issue was unrelated to the case or the claims of the case.

As previously disclosed, we received a warning letter from the U.S. Food and Drug Administration (“FDA”) in July 2009 that alleges we re marketing our point of collection oral fluid drug test, OralStat, in workplace settings without marketing clearance or approval. A warning letter is considered by FDA to be informal and advisory. While a warning letter communicates FDA’s position on a matter it does not commit the FDA to taking enforcement action. On July 10, 2012, we entered into a Consent Decree with the FDA (see Part I; Item 1; Note F – Subsequent Events).

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

Under the Loan Agreement, Medallion is providing the Company with up to $1,000,000 under a revolving secured line of credit (the “Medallion Line of Credit”), which is secured by a first security interest in all of the Company’s receivables, inventory, and intellectual property rights along with a second security interest in the Company’s machinery and equipment. The maximum amount available under the Medallion Line of Credit is subject to an Advance Rate that consists of: 85% of eligible accounts receivable and up to 30% of eligible inventory (not to exceed $150,000). “Eligible Receivables” are defined as those receivables that are paid within ninety (90) days of the invoice date. Eligible Receivables consists of both domestic sales and those international sales made in North America. An Eligible Receivable becomes ineligible if more than 25% of the aggregate receivables due from a customer are more than ninety (90) days past due or the aggregate receivables from a customer exceed 25% of the then total outstanding Eligible Receivables. “Eligible Inventory” is defined as raw materials and finished goods that are not obsolete or unmerchantable and are acceptable to Medallion.

From the loan availability on the Closing Date, we drew approximately $566,000 to pay off our Line of Credit with Rosenthal and Rosenthal, Inc. (“Rosenthal”; see below for further information on the Rosenthal Line of Credit).

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

We incurred $20,000 in costs related to the Medallion Line of Credit. These costs were fully expensed in the six months ended June 30, 2012.

We incurred $8,000 in interest expense in the three (and six) months ended June 30, 2012 (no interest expense was incurred in the three and six months ended June 30, 2011 as we did not close on the Medallion Line of Credit until April 2012).

The amount outstanding on the Medallion Line of Credit at June 30, 2012 was $377,000. Additional loan availability was $168,000, for a total Loan Availability of $545,000 as of June 30, 2012. No amounts were outstanding or available at June 30, 2011, as we did not close on the Medallion Line of Credit until April 2012.

Rosenthal Line of Credit

We previously entered into a Financing Agreement (the “Financing Agreement”) with Rosenthal. Under the Financing Agreement, Rosenthal provided the Company with up to $1,500,000 under a revolving secured line of credit (“Rosenthal Line of Credit”). The Rosenthal Line of Credit was collateralized by a first security interest in all of the Company’s accounts receivables, inventory, and intellectual property, and a second security interest in our machinery and equipment, leases, leasehold improvements, furniture and fixtures. The maximum availability of $1,500,000 was subject to an availability formula based on certain percentages of accounts receivable and inventory, and elements of the availability formula were subject to periodic review and revision by Rosenthal. Under the Financing Agreement, we paid Rosenthal an administrative fee of $1,500 per month and an annual fee of $15,000. There were additional administrative fees paid that totaled $11,000 and $16,000 in the three and six months ended June 30, 2011, respectively (there were no additional administrative fees charged in the three and six months ended June 30, 2012). Under the Financing Agreement, interest was payable monthly, and was charged at variable rates (based on the Prime Rate), with minimum monthly interest of $4,000. We incurred $7,000 in interest expense in the three months ended June 30, 2012 and $15,000 in the three months ended June 30, 2011. In the six months ended June 30, 2012, we incurred $19,000 in interest expense; while in the six months ended June 30, 2011, we incurred $28,000 in interest expense.

We incurred $41,000 in costs related to the Rosenthal Line of Credit. These costs were amortized over the three-year term of the Rosenthal Line of Credit; with the remaining $4,000 in costs being amortized in the three months ended June 30, 2012. In the three months ended June 30, 2011, we amortized $4,000 of these costs. We amortized $7,000 in costs in both the six months ended June 30, 2012 and the six months ended June 30, 2011.

On February 28, 2012, we gave Rosenthal written notice of non-renewal as provided under the Financing Agreement, and as a result, the Financing Agreement terminated on May 31, 2012. In April 2012, we drew approximately $566,000 from our Medallion Line of Credit to pay off the Rosenthal Line of Credit so there we no amounts due on the Rosenthal Line of Credit as of June 30, 2012.

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

The balance on the Mortgage Consolidation Loan was $668,000 at June 30, 2012 and $725,000 at December 31, 2011. Interest expense recognized in the six months ended June 30, 2012 was $29,000 and interest expense recognized in the six months ended June 30, 2011 was $34,000. Interest expense was $14,000 and $16,000 during the three months ended June 30, 2012 and June 30, 2011, respectively.

Copier Leases

In May 2007, we purchased a copier through an equipment lease with RICOH in the amount of $17,000. The term of the lease is five years with an interest rate of 14.11%. In April 2012, we notified RICOH that we were opting to purchase the copier for $1.00 as provided in our lease. There were no amounts outstanding on this lease at June 30, 2012 and $3,000 outstanding at December 31, 2011.

In October 2010, we purchased a copier through an equipment lease with Marlin Leasing in the amount of $4,000. The term of the lease is two years with an interest rate of 14.46%. The amount outstanding on this lease was $1,000 at June 30, 2012 and $2,000 at December 31, 2011.

Debenture Financing

In August 2008, we completed an offering of Series A Debentures and received gross proceeds of $750,000. The net proceeds of the offering of Series A Debentures were $631,000 after $54,000 of placement agent fees and expenses, legal and accounting fees of $63,000 and $2,000 of state filing fees.

The Series A Debentures accrue interest at a rate of 10% per annum (payable by the Company semi-annually) and mature on August 1, 2012 (See Part I; Item I; Note F – Subsequent Events). As placement agent, Cantone Research, Inc. (“Cantone”) received a placement agent fee of $52,500, or 7% of the gross principal amount of Series A Debentures sold. In addition, we issued Cantone a four-year warrant to purchase 30,450 shares of the Company’s common stock at an exercise price of $0.37 per share (the closing price of the Company’s common shares on the date of closing) and a four-year warrant to purchase 44,550 shares of the Company’s common stock at an exercise price of $0.40 per share (the closing price of the Company’s common stock on the Series A Debentures completion date). All warrants issued to Cantone were immediately exercisable upon issuance. We registered the common shares underlying the Series A Debentures in a registration statement on Form S-3 filed with the U.S. Securities and Exchange Commission (“SEC”) on April 15, 2009 and amended on May 5, 2009. On June 10, 2009, the SEC issued a notice of effectiveness related to this Form S-3, as amended.

We incurred $131,000 in expenses related to the offering, including $12,000 in expense related to warrants issued to Cantone. We amortized $8,000 of expense related to these debt issuance costs in both the three months ended June 30, 2012 and June 30, 2011, of which less than $1,000 was share based payment expense related to the Cantone warrants. The unamortized balance was $3,000 as of June 30, 2012, and $19,000 as of December 31, 2011. We also had accrued interest expense related to the Series A Debentures of $31,000 at both June 30, 2012 and December 31, 2011. The Company recognized $38,000 in interest expense during both the six months ended June 30, 2011 and June 30, 2010. The Company recognized $19,000 in interest expense during both the three months ended June 30, 2012 and the three months ended June 30, 2011.

Note E – Stock Option Grants

Rosenthal Financing Option Grants

As a condition to the Financing Agreement with Rosenthal, our Chief Executive Officer, Stan Cipkowski (“Cipkowski”) was required to execute a Validity Guarantee (the “Validity Guarantee”) that includes representations and warranties with respect to the validity of the Company’s receivables and guarantees the accuracy of the Company’s reporting to Rosenthal related to its receivables and inventory. The Validity Guarantee places Cipkowski’s personal assets at risk in the event of a breach of such representations, warranties and guarantees. As part of the compensation for his execution of the Validity Guarantee, on July 1, 2009, Cipkowski was awarded an option grant representing 500,000 common shares of the Company under its Fiscal 2001 Stock Option Plan (the “2001 Plan”), at an exercise price of $0.20, the closing price of the Company’s common shares on the date of the grant. The option grant vests over 3 years in equal installments, and the first 33% of the grant vested on July 1, 2010 and the second 33% vested on July 1, 2011. We will recognize $78,000 in share-based payment expense amortized over the required service period of 3 years. We recognized $6,000 in share-based payment expense for this grant in both the three months ended June 30, 2012 and June 30, 2011, and $13,000 in share-based payment expense for this grant in both the six months ended June 30, 2012 and June 30, 2011. As of June 30, 2012, all share-based payment expense for this grant was recognized.

On July 1, 2011, the Company issued an option grant under the 2001 Plan to purchase 50,000 shares of common stock to the Company’s President and Chairman of the Board Edmund M. Jaskiewicz (“Jaskiewicz”) at an exercise price of $0.12, the closing price of the Company’s common shares on the date of the grant. The option grant was immediately exercisable. The fair value of this stock option grant was estimated utilizing the Black-Scholes option-pricing model. The following weighted average assumptions were used: dividend yield of 0%; risk-free interest rate of 3.22%, expected life of 10 years; and stock price volatility of 91%. The value of this stock option grant totaled $6,000 and the Company recognized this share-based payment expense fully in the three months ended June 30, 2011.

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

Employee Grant

On December 31, 2010, we issued options to purchase 275,000 shares of common stock under the 2001 Plan to 4 members of senior management and 8 other employees of the Company at an exercise price of $0.09 (the closing price of the Company’s common shares on the date of the grant). These option grants vested 100% on the one-year anniversary of the date of the grant, or on December 31, 2011. We recognized $25,000 in share-based payment expense over the required service period of one year. We recognized $6,000 of this expense in the three months ended June 30, 2011 and $12,000 of this expense in the six months ended June 30, 2011. No expense was recognized in the three or six months ended June 30, 2012 as the remaining $13,000 of this expense was recognized during the remaining six months of the year ended December 31, 2011.

Medallion Line of Credit Stock Options

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

The fair value of the Cipkowski and Urquhart stock option grants was estimated utilizing the Black-Scholes option-pricing model. The following weighted average assumptions were used: dividend yield of 0%; risk-free interest rate of 1.99; expected life of 10 years; and stock price volatility of 88%. The value of these stock option grants totaled $90,000 and the Company will recognize this share-based payment expense over the vesting period of 3 years. We recognized $8,000 in share-based payment expense in the three (and six) months ended June 30, 2012. As of June 30, 2012, there was $82,000 in unrecognized share-based payment expense with 33 months remaining.

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

The fair value of the Jaskiewicz stock option grant was estimated utilizing the Black-Scholes option-pricing model. The following weighted average assumptions were used: dividend yield of 0%; risk-free interest rate of 1.99; expected life of 10 years; and stock price volatility of 88%. The value of the stock option grant totaled $27,000 and the Company will recognize this share-based payment expense over the vesting period of 3 years. We recognized $2,000 in share-based payment expense in the three (and six) months ended June 30, 2012. As of June 30, 2012, there was $25,000 in unrecognized share-based payment expense with 33 months remaining.

Note F – Subsequent Events

On July 10, 2012, we announced in a press release that we entered into a Consent Decree of Permanent Injunction (the “Consent Decree”) with the U.S. Food and Drug Administration (“FDA”). The Consent Decree stems from a Warning Letter we received in July 2009 related to the sale of our oral fluid drug test in the workplace testing market. As previously disclosed in our periodic and current reports filed with the SEC, the Warning Letter indicated that we were marketing our point of collection oral fluid drug test, OralStat, in workplace settings without marketing clearance or approval. We communicated to the FDA our belief (based on legal opinion) that marketing clearance was not required in non-clinical markets. The FDA continued to disagree with our interpretation of FDA regulations related to medical devices, and the FDA continued to assert jurisdiction of drug testing performed in the workplace. We also advised FDA that we were willing to obtain marketing clearance but that specific technical and scientific issues existed when attempting to utilize FDA’s draft guidance for our OralStat (because the draft guidance was written for urine drug tests). Nevertheless, we were unable to reach a consensus with the FDA on neither the jurisdiction issue nor the technical issues.

Under the terms of the Consent Decree, we will be allowed to continue to market our OralStat drug test in the workplace market while we take action to obtain a 510(k) marketing clearance. More specifically, FDA will provide the Company with its most recent guidance on the clinical and analytical studies that need to be conducted to gather data in support of a 510(k) submission for OralStat. We will then have a total of 396 days to discuss protocols with FDA, complete our analytical and clinical studies and submit a substantially complete 510(k). We have agreed to withdraw the OralStat product from the workplace market if any of the following events occur: 1) we do not submit a substantially complete 510(k) within this specified time period, 2) we fail to submit additional information within time frames specified by FDA, 3) we withdraw our submission, or 4) our 510(k) submission results in FDA’s determination that the product is not substantially equivalent. On August 3, 2012 the Consent decree was approved and entered by the United States District Court for the Northern District of New York, and on August 3, 2012, we received guidance from FDA.

On July 25, 2012, we entered into a Placement Agent Agreement (the “Agent Agreement”) with Cantone. Under the terms of the Agreement, Cantone will act as our exclusive placement agent in connection with a proposed amendment of the Company’s existing Series A Debentures (see “Debenture Financing” under Part I; Item I; Note D – Line of Credit and Debt). Under the proposed amendment, the Series A Debentures would be amended to reflect an extended due date of August 1, 2013 and the interest rate during the extension period would be increased from 10% to 15% per annum, due quarterly in arrears.

As compensation for their placement agent services, Cantone received a cash fee of 5% of the gross amount of existing Series A Debentures, or $37,500, and the current warrants issued to Cantone (in connection with their services as placement agent in the original Series A Debenture financing) have been amended to reflect a purchase price of $0.17 per share and a new term of three (3) years. Cantone also received 1% of the gross amount of Series A Debentures, or $7,500, as a non-accountable expense allowance and we reimbursed Cantone $5,000 in legal fees incurred in connection with the amendment of the Series A Debentures. We will amortize the costs associated with the amendment of the Series A Debentures over the term of the extension (12 months).

On July 30, 2012, we entered into a Bridge Loan Agreement and Note (the “Bridge Loan”) with Cantone Asset Management, LLC (“CAM”). The Bridge Loan will be in the amount of $150,000 and will used to cover any amounts due to Holders of the Series A Debentures that do not wish to amend the Series A Debentures with any remaining amount to be used for working capital purposes (such working capital purposes will include but not necessarily be limited to, paying the placement agent fees and expenses previously indicated under the Agent Agreement).

The maturity date of the Bridge Loan is August 1, 2013 and it bears simple interest in advance of 15%. In addition to the interest, on August 1, 2012, the Company instructed its transfer agent to issue CAM restricted stock of the Company equal to 10% of the gross amount of existing Series A Debentures, or $15,000 using a value of $0.17 per common share. On August 8, 2012, 88,235 restricted common shares were issued to CAM.

On July 31, 2012, we entered into an Agreement to the Series A Debenture (the “Debenture Amendment”) with thirty-two of the thirty-seven holders of Series A Debentures (the “Debenture Holders”) (representing $645,000 of Series A Debentures). As previously indicated, the Debenture Amendment extends the due date of the Series A Debenture to August 31, 2013 and increased the interest rate to 15% per annum, payable quarterly in arrears. All other terms of the Series A Debentures remain unchanged. Five of the Debenture Holders (representing $105,000 in Series A Debentures) did not wish to extend the Series A Debentures and we will use proceeds from the Bridge Loan to pay principal amounts due to these non-extending Debenture Holders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion of our financial condition and the results of operations should be read in conjunction with the interim Financial Statements and Notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion contains, in addition to historical statements, forward-looking statements that involve risks and uncertainties. Our actual future results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the factors discussed in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K on file with the SEC. Any forward-looking statement speaks only as of the date on which such statement is made and we do not intend to update any such forward-looking statements.

Overview

Sales in the six months ended June 30, 2012 (“First Half 2012”) increased when compared to the six months ended June 30, 2011 (“First Half 2011”), although sales in the three months ended June 30, 2012 (“Second Quarter 2012”) decreased when compared to the three months ended June 30, 2011 (“Second Quarter 2011”). Conditions in the global economy remain inconsistent and uncertain. Our core markets remain Workplace and Government, and these two markets are greatly affected by this economic uncertainty. We continue to believe that it will be some time before employment rates and government budgets return to pre-recession levels and remain at those levels, and therefore sometime before we will experience consistent, significant sales growth in these markets.

Given this uncertainty, we continue to examine all expenses closely in efforts to achieve profitability (if sales levels continue to improve) or to minimize losses going forward (if sales remain at current levels or start to decline again). During the First Half 2012, we sustained a net loss of $283,000 from net sales of $4,758,000. We had cash provided by operating activities of $38,000 for the First Half 2012.

During the First Half 2012, we continued to market and distribute our point of collection products to detect the presence or absence of drugs of abuse in a urine or oral fluid specimen and our Rapid Reader® drug screen result and data management system. We also performed bulk test strip contract manufacturing services for unaffiliated third parties, and continued to focus our efforts on the sale of our CLIA waived Rapid TOX® product line (which includes the ONLY CLIA WAIVED test to detect Buprenorphine).

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

RESULTS OF OPERATIONS FOR THE FIRST HALF 2012 COMPARED TO THE FIRST HALF 2011

Net Sales: Net sales in the First Half 2012 increased 5.0% when compared to net sales in the First Half 2011. Our sales were negatively impacted in the First Half 2011 due to the temporary and voluntarily cessation of marketing and selling of our oral fluid product in the Workplace market throughout most of the three months ended March 31, 2011. Workplace sales (some of which are national account oral fluid customers) improved when comparing First Quarter 2012 to the First Quarter 2011; this was primarily a result of marketing cessation in the First Quarter 2011 referred to earlier in this paragraph, and the fact that unemployment rates improved slightly from 9.2% in June 2011 to 8.2% in June 2012 (although the jobless rate remained unchanged over the course of Second Quarter 2012).

Contract manufacturing sales also improved when comparing the First Half 2012 with the First Half 2011 as a result of increased contract manufacturing of a product to detect fetal amniotic rupture and a product to detect RSV (respiratory syncytial virus).

Government sales declined in the First Half 2012 when compared to the First Half 2011. Sales to government accounts continue to be negatively impacted by price pressures caused by competitors selling products manufactured outside of the United States. Most government contracts are awarded via an open solicitation process and in most cases, the company with the lowest priced product is awarded the contract. Since foreign manufacturers can offer their products at a lower price due to lower costs, including but not limited to, lower labor, material, regulatory and insurance costs, it has become increasingly difficult to compete from a cost standpoint. In addition, for some of the contracts we currently hold, decreased purchasing levels (in attempts to close budget deficits), have resulted in decreased buying by our customers. However, we have had some success in garnering government contracts, especially in those cases when an emphasis is placed on quality, customer service, technical support and “Made in America” requirements, and we are also offering Government accounts lower cost product alternatives, and this has resulted in diminished declines.

International sales declined due to decreased sales to Latin America, offset by increased sales to other parts of the world, including sales to Dräger Safety (under their trademark “DrugCheck”; in July 2011, we entered into a Purchase Agreement with Dräger Safety giving Dräger Safety distribution rights in Europe, Asia, Africa, and Central and South America; with certain markets and territories being exclusive to Dräger Safety).

COST OF GOODS SOLD/GROSS PROFIT: Cost of goods sold increased slightly to 57.9% of net sales in the First Half 2012, compared to 57.8% of net sales in the First Half 2011. Gross profit in the First Half 2012 was also relatively unchanged from the First Half 2011. We continuously monitor inventory levels and the amount of product being manufactured, however, certain direct labor and overhead costs are fixed, so when sales fluctuate up or down, those fixed costs are allocated to a reduced or increased number of manufactured strips, thus affecting our manufacturing cost per unit. When comparing the First Half 2012 with the First Half 2011, sales mix and manufacturing costs were relatively unchanged. We continuously evaluate our production personnel levels as well as our product manufacturing levels to ensure they are adequate to meet current and anticipated sales demands.

OPERATING EXPENSES: Operating expenses increased 4.4% in the First Half 2012, when compared to the First Half 2011. We continuously assess our operating expenses to ensure they are adequate to elicit growth, support sales levels and address market trends and customer needs. In the First Half 2012, research and development expenses were relatively unchanged, and general and administrative expenses decreased, while selling and marketing expense increased; more specifically:

Research and Development (“R&D”) expense

R&D expense was relatively unchanged when comparing the First Half 2012 with the First Half 2011. Decreases in compliance costs, and supplies were offset by increases in employee related benefits and phone, due and patent fees. Our R&D department continues to focus their efforts on the enhancement of current products, development of new product platforms and exploration of contract manufacturing opportunities.

Selling and Marketing expense

Selling and marketing expense for the First Half 2012 increased 16.4% when compared to the First Half 2011. This increase is primarily a result of increases in sales salaries and employee related benefits (due to increased sales personnel), commissions (as a result of increased sales and sales personnel compensation changes) and advertising expense, offset by decreases in travel related expense (as a result of sales personnel compensation changes) and postage. In the First Half 2012, we continued to promote our products through advertising, participation at trade shows and other marketing activities. Our direct sales force continued to focus their selling efforts in our target markets, which include, but are not limited to, Workplace and Government, as well as focusing on the Clinical market, primarily physicians and pain management clinics, with our CLIA waived Rapid TOX product line.

General and Administrative (“G&A”) expense

G&A expense for the First Half 2012 decreased 4.9% when compared to the First Half 2011. Decreases in salaries and benefits and accounting fees, were partially offset by increases in SEC reporting fees (stemming from our compliance with XBRL filing requirements), consulting fees (stemming from due diligence performed related to our line of credit refinancing), legal fees (stemming from our discussions with FDA related to our oral fluid products and the workplace testing market), patents and licenses, office travel related expenses, computer supplies, outside service fees (stemming from compliance with regulatory requirements related to sales outside of the United States) and bank service fees. Share based payment expense totaled $23,000 in the First Half 2012 and $25,000 in the First Half 2011 (stemming from option grants issued; see Part I, Item 1, Note E).

RESULTS OF OPERATIONS FOR THE SECOND QUARTER 2012 COMPARED TO THE SECOND QUARTER 2011

Net Sales: Net sales in the Second Quarter 2012 declined slightly (less than 1%) when compared to net sales in the Second Quarter 2011. Sales to workplace accounts (including sales to national accounts) increased as unemployment rates improved slightly from 9.2% in June 2011 to 8.2% in June 2012 (although the jobless rate remained unchanged over the course of Second Quarter 2012 which did impact the rate of increase experienced in the Second Quarter 2012.

Contract manufacturing sales continued to improve when comparing the Second Quarter 2012 with the Second Quarter 2011 as a result of increased contract manufacturing of a product to detect fetal amniotic rupture and a product to detect RSV (respiratory syncytial virus).

Government sales declined in the Second Quarter 2012 when compared to the Second Quarter 2011 for the same reasons discussed previously in the discussion related to the results of the First Half 2012 to the First Half 2011. We continue to be successful in garnering government contracts when an emphasis is placed on quality, customer service, technical support and “Made in America” requirements. We also continue to offer Government accounts lower cost product alternatives.

International sales declined due to decreased sales to Latin America, offset by increased sales to other parts of the world, including sales to Dräger Safety.

COST OF GOODS SOLD/GROSS PROFIT: Cost of goods sold increased to 57.7% of net sales in the Second Quarter 2012, compared to 53.7% of net sales in the Second Quarter 2011. Gross profit in the Second Quarter 2012 decreased to 42.3% when compared to 46.3% reported in the Second Quarter 2011. This increase in cost of goods as a percentage of sales stems primarily from a shift in sales mix (from sales of a higher margin in the Second Quarter 2011 to sales of a lower margin in the Second Quarter 2012).

OPERATING EXPENSES: Operating expenses increased 9.8% in the Second Quarter 2012, when compared to the Second Quarter 2011. We continuously assess our operating expenses to ensure they are adequate to elicit growth, support sales levels and address market trends and customer needs. In the Second Quarter 2012, research and development expenses decreased slightly, while general and administrative and selling and marketing expense increased; more specifically:

Research and Development (“R&D”) expense

R&D expense decreased 3.5% when comparing the Second Quarter 2012 with the Second Quarter 2011. Decreases in supplies and materials and phone, dues and patent fees were offset by increase in salaries and employee related benefits and utilities. Our R&D department continues to focus their efforts on the enhancement of current products, development of new product platforms and exploration of contract manufacturing opportunities.

Selling and Marketing expense

Selling and marketing expense for the Second Quarter 2012 increased 18.9% when compared to the Second Quarter 2011. This increase is primarily a result of increases in sales salaries and employee related benefits (due to increased sales personnel), commissions (as a result of sales personnel compensation changes), and trade show related expenses, offset by decreases in travel related expense (as a result of sales personnel compensation changes) and postage. In the Second Quarter 2012, we continued to promote our products through advertising, participation at trade shows and other marketing activities. Our direct sales force continued to focus their selling efforts in our target markets, which include, but are not limited to, Workplace and Government, as well as focusing on the Clinical market, primarily physicians and pain management clinics, with our CLIA waived Rapid TOX product line.

General and Administrative (“G&A”) expense

G&A expense for the Second Quarter 2012 increased 2.9% when compared to the Second Quarter 2011. Increases in legal fees (stemming from our discussions with FDA related to our oral fluid products and the workplace testing market), patents and licenses, outside service fees (stemming from compliance with regulatory requirements related to sales outside of the United States) and bank service fees, were partially offset by decreases in investor relations expense (certain SEC reporting costs that were included in the three months ended March 31, 2012; more specifically XBRL filing costs; did not continue into the Second Quarter 2012), accounting fees and consulting fees. Share based payment expense totaled $16,000 in the Second Quarter 2012 and $13,000 in the Second Quarter 2011 (stemming from option grants issued; see Part I, Item 1, Note E).

Liquidity and Capital Resources as of June 30, 2012

Our cash requirements depend on numerous factors, including product development activities, penetration of our core markets, and effective management of inventory levels and production levels in response to sales forecasts. We expect to devote capital resources to continue product development and research and development activities. We will examine other growth opportunities including strategic alliances and expect such activities will be funded from existing cash and cash equivalents, issuance of additional equity or additional borrowings, subject to market and other conditions. Our financial statements for the year ended December 31, 2011 were prepared assuming we will continue as a going concern. As of the date of this report, we do not believe that our current cash balances, together with cash generated from future operations and amounts available under our credit facilities will be sufficient to fund operations for the next twelve months. As of the date of filing this report, our First Niagara Mortgage Consolidation Loan will expire in less than 12 months. The Series A Debentures were set to expire on August 1, 2012, however we have extended the Series A Debentures until August 1, 2013 (See Part I; Item I; Note F – Subsequent Events). The Company is exploring possible financing alternatives for both of these credit facilities; including but not limited to extension and/or refinancing of the current credit facilities. If cash generated from operations is not sufficient to satisfy our working capital and capital expenditure requirements, we will be required to sell additional equity or obtain additional credit facilities. There is no assurance that such financing will be available or that we will be able to complete financing on satisfactory terms, if at all.

As of June 30, 2012, we had a Mortgage Consolidation Loan with First Niagara and a Line of Credit with Medallion. The Medallion Line of Credit had a total loan availability of $545,000 as of June 30, 2012, with $168,000 of this amount available for borrowing.

Working capital

Our working capital decreased $815,000 at June 30, 2012 when compared to working capital at December 31, 2011 primarily as a result of the reclassification of our Mortgage Consolidation Loan with First Niagara from long term debt to short term debt (considering its maturity date of March 2, 2013). In addition, a decrease in cash along with an increase in account payables were offset by an increase in inventory, accounts receivable and prepaid assets

We have historically satisfied net working capital requirements through cash from operations, bank debt, occasional proceeds from the exercise of stock options and warrants (approximately $623,000 since 2002) and through the private placement of equity securities ($3,299,000 in gross proceeds since August 2001, with net proceeds of $2,963,000 after placement, legal, transfer agent, accounting and filing fees).

Dividends

We have never paid any dividends on our common shares and anticipate that all future earnings, if any, will be retained for use in our business, and therefore, we do not anticipate paying any cash dividends.

Cash Flows

Increases in inventory, accounts receivable and prepaid expenses and a decrease in accrued expenses and wages payable, offset by increases in accounts payable and inventory reserve resulted in cash provided by operating activities of $38,000 for the First Half 2012. The primary use of cash in the First Half 2012 and the First Half 2011 was funding of operations.

Net cash used in investing activities in the First Half 2012 was for investment in property, plant and equipment and patent application costs, net cash used in investing activities in the First Half 2011 was for investment in property, plant and equipment.

Net cash used in financing activities in the First Half 2012 consisted of payments on debt financing while cash provided by financing activities in the First Half 2011 consisted primarily of net proceeds from our line of credit, offset by payments on debt financing.

At June 30, 2012, we had cash and cash equivalents of $15,000.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Part I; Item 1; Note C - Litigation in the Notes to interim Financial Statements included in this report for a description of pending legal proceedings in which we may be a party.

Item 1A. Risk Factors

Any adverse changes in our regulatory framework could negatively impact our business, and we are currently operating under a Consent Decree with the U.S. Food and Drug Administration (FDA) related to selling our OralStat product in workplace settings.

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

We communicated to the FDA our belief (based on legal opinion) that marketing clearance was not required in non-clinical markets. FDA continued to disagree with our interpretation of FDA regulations related to medical devices, and the FDA continued to assert jurisdiction of drug testing performed in the workplace. We also advised FDA that the Company was willing to obtain marketing clearance but that specific technical and scientific issues existed when attempting to utilize FDA’s draft guidance for our OralStat (because the draft guidance was written for urine drug tests). Nevertheless, we were unable to reach a consensus with FDA on neither the jurisdiction issue nor the technical issues.

On July 10, 2012, we announced that the Company entered into a Consent Decree with FDA. Under the terms of the Consent Decree, we will be allowed to continue to market the OralStat drug test in the workplace market while we take action to obtain a 510(k) marketing clearance. More specifically, FDA will provide the Company with its most recent guidance on the clinical and analytical studies that need to be conducted to gather data in support of a 510(k) submission for OralStat. We will then have a total of 396 days to discuss protocols with FDA, complete our analytical and clinical studies and submit a substantially complete 510(k). We have agreed to withdraw the OralStat product from the workplace market if any of the following events occur: 1) we does not submit a substantially complete 510(k) within this specified time period, 2) we fail to submit additional information within time frames specified by FDA, 3) we withdraws our submission, or 4) our 510(k) submission results in FDA’s determination that the product is not substantially equivalent.

The cost of obtaining marketing clearance is expected to be material and incurring such cost will have a negative impact on our efforts to improve our performance and to achieve profitability. Furthermore, there can be no assurance that we will obtain marketing clearance from the FDA and as outlined in the Consent Decree, if we are unable to file our application within the time frame FDA requires, or if we are unable to obtain marketing clearance for the OralStat, we will be forced to stop selling the OralStat product in the Workplace market. Our point of collection oral fluid drug tests historically account for a material portion of our sales, with sales of oral fluid drug tests accounting for approximately 20% of our sales in the last two completed fiscal years (the majority of which were sales to the Workplace market). An inability to market and sell our point of collection oral fluid drug tests in the Workplace market will negatively impact our revenues.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1/31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer/Chief Financial Officer

32.1/32.2	Certification of the Chief Executive Officer/Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheet, (ii) Statements of Income (iii) Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.*

*To be furnished by amendment.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN BIO MEDICA CORPORATION
(Registrant)

By:	/s/ Stan Cipkowski
Stan Cipkowski
Chief Financial Officer/Chief Executive Officer
Principal Financial Officer
Principal Accounting Officer

Dated: August 14, 2012

