Form 10-Q/A
period 2012-06-30
AMERICAN BIO MEDICA CORP
filed 2012-09-10
CIK 896747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to American Bio Medica Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012, is solely to furnish Exhibit 101 to the Form 10-Q. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language). No other changes have been made to the Form 10-Q. This Amendment does not reflect events that may have occurred subsequent to the original filing date.

Item 6. Exhibits

31.1/31.2*            Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer/Chief Financial Officer

32.1/32.2*	Certification of the Chief Executive Officer/Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheet, (ii) Statements of Income (iii) Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

*Previously filed as an exhibit to the original Quarterly Report on Form 10-Q filed August 14, 2012.

**Furnished herewith.

2

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN BIO MEDICA CORPORATION
(Registrant)

By: /s/ Stan Cipkowski
Stan Cipkowski
Chief Financial Officer/Chief Executive Officer
Principal Financial Officer
Principal Accounting Officer

Dated: September 10, 2012

3