Form 10-Q
period 2012-09-30
AMERICAN BIO MEDICA CORP
filed 2012-11-14
CIK 896747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

21,833,003 Common Shares as of November 9, 2012

American Bio Medica Corporation

Index to Quarterly Report on Form 10-Q

For the quarter ended September 30, 2012

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

American Bio Medica Corporation

Balance Sheets

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$0	$93,000
Accounts receivable, net of allowance for doubtful accounts of $50,000 at September 30, 2012, and $66,000 at December 31, 2011	1,242,000	883,000
Inventory, net of allowance for slow moving and obsolete inventory of $469,000 at September 30, 2012 and $401,000 at December 31, 2011	3,079,000	3,239,000
Prepaid expenses and other current assets	83,000	61,000
Total current assets	4,404,000	4,276,000

Property, plant and equipment, net	1,225,000	1,304,000
Debt issuance costs, net	42,000	26,000
Patents, net	23,000	0
Other assets	26,000	30,000
Total assets	$5,720,000	$5,636,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Checks written in excess of cash balance	$14,000	$0
Accounts payable	1,027,000	631,000
Accrued expenses and other current liabilities	195,000	217,000
Wages payable	290,000	264,000
Line of credit	565,000	397,000
Current portion of long-term debt	1,435,000	872,000
Current portion of unearned grant	10,000	10,000
Total current liabilities	3,536,000	2,391,000

Other liabilities	144,000	143,000
Long-term debt	0	608,000
Related party note	124,000	124,000
Total liabilities	3,804,000	3,266,000

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity:
Preferred stock; par value $.01 per share; 5,000,000 shares authorized, 0 issued and outstanding at September 30, 2012 and December 31, 2011
Common stock; par value $.01 per share; 50,000,000 shares authorized; 21,833,003 issued and outstanding at September 30, 2012 and 21,744,768 issued and outstanding at December 31, 2011	217,000	217,000
Additional paid-in capital	19,479,000	19,386,000
Accumulated deficit	(17,780,000)	(17,233,000)

Total stockholders’ equity	1,916,000	2,370,000

Total liabilities and stockholders’ equity	$5,720,000	$5,636,000

The accompanying notes are an integral part of the financial statements

American Bio Medica Corporation

Statements of Operations

(Unaudited)

	For The Nine Months Ended
	September 30,
	2012	2011

Net sales	$7,041,000	$6,898,000

Cost of goods sold	4,145,000	4,019,000

Gross profit	2,896,000	2,879,000

Operating expenses:
Research and development	162,000	170,000
Selling and marketing	1,503,000	1,319,000
General and administrative	1,658,000	1,563,000
	3,323,000	3,052,000

Operating loss	(427,000)	(173,000)

Other income / (expense):
Loss on disposal of property, plant and equipment	0	(1,000)
Interest income	8,000	0
Interest expense	(129,000)	(150,000)
	(121,000)	(151,000)

Net loss before tax	(548,000)	(324,000)

Income tax benefit / (expense)	2,000	(6,000)

Net loss	$(546,000)	$(330,000)

Basic and diluted loss per common share	$(0.03)	$(0.02)

Weighted average number of shares outstanding – basic and diluted	21,833,003	21,744,768

The accompanying notes are an integral part of the financial statements

American Bio Medica Corporation

Statements of Operations

(Unaudited)

	For The Three Months Ended
	September 30,
	2012	2011

Net sales	$2,283,000	$2,365,000

Cost of goods sold	1,392,000	1,399,000

Gross profit	891,000	966,000

Operating expenses:
Research and development	54,000	61,000
Selling and marketing	453,000	417,000
General and administrative	613,000	462,000
	1,120,000	940,000

Operating (loss) / income	(229,000)	26,000

Other income / (expense):
Interest income	3,000	0
Interest expense	(38,000)	(49,000)
	(35,000)	(49,000)

Net loss before tax	(264,000)	(23,000)

Income tax expense	0	(5,000)

Net loss	$(264,000)	$(28,000)

Basic and diluted loss per common share	$(0.01)	$(0.00)

Weighted average number of shares outstanding – basic and diluted	21,833,003	21,744,768

The accompanying notes are an integral part of the financial statements

American Bio Medica Corporation

Statements of Cash Flows

(Unaudited)

	For The Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(546,000)	$(330,000)
Adjustments to reconcile net loss to net cash provided by / (used in) operating activities:
Depreciation	91,000	208,000
Loss on disposal of property, plant and equipment	0	1,000
Amortization of debt issuance costs	34,000	35,000
Provision for bad debts	(16,000)	(14,000)
Provision for slow moving and obsolete inventory	68,000	(6,000)
Share-based payment expense	93,000	45,000
Changes in:
Accounts receivable	(344,000)	(381,000)
Inventory	92,000	434,000
Prepaid expenses and other current assets	(21,000)	(28,000)
Accounts payable	394,000	252,000
Accrued expenses and other current liabilities	(1,000)	(63,000)
Wages payable	26,000	36,000
Other assets	3,000
Other liabilities	2,000	2,000
Net cash (used in) / provided by operating activities	(125,000)	191,000

Cash flows from investing activities:
Purchase of property, plant and equipment	(12,000)	(141,000)
Patent application costs	(23,000)	0
Net cash used in investing activities	(35,000)	(141,000)

Cash flows from financing activities:
Payments on debt financing	(201,000)	(103,000)
Debt issuance costs	(50,000)	0
Proceeds from bridge loan	150,000	0
Proceeds from equipment loan	0	11,000
Net proceeds from line of credit	168,000	27,000
Net cash provided by / (used in) financing activities	67,000	(65,000)

Net decrease in cash and cash equivalents	(93,000)	(15,000)
Cash and cash equivalents - beginning of period	93,000	37,000

Cash and cash equivalents - end of period	$0	$22,000

Supplemental disclosures of cash flow information
Cash paid during period for interest	$152,000	$170,000
Cash paid during period for taxes	0	0

The accompanying notes are an integral part of the financial statements

AMERICAN BIO MEDICA CORPORATION

Notes to financial statements (unaudited)

September 30, 2012

Note A - Basis of Reporting

The accompanying unaudited interim financial statements of American Bio Medica Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. Accordingly, these unaudited interim financial statements do not include all information and footnotes required by U.S. GAAP for complete financial statement presentation. These unaudited interim financial statements should be read in conjunction with our audited financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2011. In the opinion of management, the interim financial statements include all normal, recurring adjustments which are considered necessary for a fair presentation of the financial position of the Company at September 30, 2012, the results of our operations for the three and nine month periods ended September 30, 2012 and September 30, 2011, and cash flows for the nine month periods ended September 30, 2012 and September 30, 2011.

Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of results that may be expected for the year ending December 31, 2012. Amounts at December 31, 2011 are derived from our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

During the nine months ended September 30, 2012, there were no significant changes to our critical accounting policies, which are included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Note B – Net Loss Per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted average number of outstanding common shares during the period. Diluted net loss per common share includes the weighted average dilutive effect of stock options and warrants. Potential common shares outstanding as of September 30, 2012 and 2011:

AMERICAN BIO MEDICA CORPORATION

	September 30, 2012	September 30, 2011
Warrants	375,000	75,000
Options	3,139,080	3,081,580

There were no securities included in the diluted net loss per common share for the three and nine months ended September 30, 2012 and September 30, 2011 (because the effect would have been anti-dilutive).

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

In the Complaint, we assert claims of breach of duty of loyalty, breach of contract, violation of fiduciary duty and unfair competition and conversion specifically against Gould, and claims of breach of duty, violation of fiduciary duty and unfair competition and conversion specifically against Gale. In addition to these claims, we assert claims of conversion, tortious interference with contract, interference with prospective advantage and common law misappropriation of trade secret information against all Defendants. We are seeking judgment on nine (9) causes of action for compensatory damages against Defendants in such amount as may be established at trial, together with punitive damages in the amount of one million dollars ($1,000,000) for each cause of action in the Complaint (totaling $9,000,000).

On March 28, 2011, the Defendants filed an Answer to our Complaint and Defendant Gould filed a counter-claim against the Company in the amount of $150,000 alleging breach of contract related to an employment agreement between Gould and the Company. We filed a reply to Gould’s counterclaim on April 13, 2011. Our reply asserted that the Company did not breach the prior employment agreement in place with Gould, that the Company provided the required written notice of non-renewal of Gould’s employment agreement, and that Gould’s employment agreement expired on May 31, 2010; at which time Gould became an at-will employee of the Company. Gould was subsequently terminated for cause on July 28, 2010. A conference was held with the court on June 16, 2011, at which issues in dispute were discussed and a discovery schedule was set. The Company has responded to the Defendants discovery requests and as of the date of this report, the Company is awaiting complete responsive discovery items from Defendants. Depositions in the matter are ongoing. Depositions and discovery were expected to be completed by April 30, 2012, however, pretrial discovery was extended to September 28, 2012 due to an unexpected personal issue that occurred involving the Defendants attorney; this unexpected issue was unrelated to the case or the claims of the case. On September 11, 2012, pretrial discovery was extended again to December 14, 2012.

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

AMERICAN BIO MEDICA CORPORATION

On July 10, 2012, we announced in a press release and a Current Report on Form 8-K that we entered into a Consent Decree of Permanent Injunction (the “Consent Decree”) with FDA. Under the terms of the Consent Decree, we will be allowed to continue to market our OralStat drug test in the workplace market while we take action to obtain a 510(k) marketing clearance. More specifically, FDA will provide the Company with its most recent guidance on the clinical and analytical studies that need to be conducted to gather data in support of a 510(k) submission for OralStat. We will then have a total of 396 days to discuss protocols with FDA, complete our analytical and clinical studies and submit a substantially complete 510(k). We have agreed to withdraw the OralStat product from the workplace market if any of the following events occur: 1) we do not submit a substantially complete 510(k) within this specified time period, 2) we fail to submit additional information within time frames specified by FDA, 3) we withdraw our submission, or 4) our 510(k) submission results in FDA’s determination that the product is not substantially equivalent. On August 3, 2012 the Consent decree was approved and entered by the United States District Court for the Northern District of New York, and on August 3, 2012, we received guidance from FDA. We are currently taking actions that will enable us to submit a 510(k) marketing application to FDA within the time frame specified under the Consent Decree.

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

Note D – Line of Credit and Debt

Loan and Security Agreement with Medallion Financial Corp (“Medallion”)

On April 20, 2012 (the “Closing Date”), we entered into a Loan and Security Agreement (the “Loan Agreement”) with Medallion, a Senior Lender, to refinance the Company’s Line of Credit with Rosenthal.

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

From the loan availability on the Closing Date, we drew approximately $566,000 to pay off our Line of Credit with Rosenthal and Rosenthal, Inc. (“Rosenthal”); see below for further information on the Rosenthal Line of Credit).

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

AMERICAN BIO MEDICA CORPORATION

We incurred $20,000 in costs related to the Medallion Line of Credit. These costs were fully expensed in the nine months ended September 30, 2012.

We incurred $8,000 and $31,000 in interest expense in the three and nine months ended September 30, 2012, respectively (no interest expense was incurred in the three and nine months ended September 30, 2011 as we did not close on the Medallion Line of Credit until April 2012).

The amount outstanding on the Medallion Line of Credit at September 30, 2012 was $565,000. Additional loan availability was $107,000, for a total Loan Availability of $672,000 as of September 30, 2012. No amounts were outstanding or available at September 30, 2011, as we did not close on the Medallion Line of Credit until April 2012.

Rosenthal Line of Credit

We previously entered into a Financing Agreement (the “Financing Agreement”) with Rosenthal. On February 28, 2012, we gave Rosenthal written notice of non-renewal as provided under the Financing Agreement, and as a result, the Financing Agreement terminated on May 31, 2012.

Under the Financing Agreement, Rosenthal provided the Company with up to $1,500,000 under a revolving secured line of credit (“Rosenthal Line of Credit”). The Rosenthal Line of Credit was collateralized by a first security interest in all of the Company’s accounts receivables, inventory, and intellectual property, and a second security interest in our machinery and equipment, leases, leasehold improvements, furniture and fixtures. The maximum availability of $1,500,000 was subject to an availability formula based on certain percentages of accounts receivable and inventory, and elements of the availability formula were subject to periodic review and revision by Rosenthal. Under the Financing Agreement, we paid Rosenthal an administrative fee of $1,500 per month and an annual fee of $15,000. There were additional administrative fees paid that totaled $7,000 and $23,000 in the three and nine months ended September 30, 2011, respectively (there were no ($0) additional administrative fees charged in the three and nine months ended September 30, 2012). Under the Financing Agreement, interest was payable monthly, and was charged at variable rates (based on the Prime Rate), with minimum monthly interest of $4,000. We incurred $0 and $19,000, respectively in interest expense in the three and six months ended September 30, 2012. We incurred $14,000 and $42,000, respectively, in interest expense in the three and nine months ended September 30, 2011.

We incurred $41,000 in costs related to the Rosenthal Line of Credit. These costs were amortized over the three-year term of the Rosenthal Line of Credit; with the remaining $4,000 in costs being amortized in the second quarter of 2012. We amortized $0 and $7,000, respectively, in the three and nine months ended September 30, 2012. We amortized $4,000 and $11,000, respectively, in costs in the three and nine months ended September 30, 2011.

In April 2012, we drew approximately $566,000 from our Medallion Line of Credit to pay off the Rosenthal Line of Credit so the amount due on the Rosenthal Line of Credit as of September 30, 2012 was $0. The amount outstanding on the Rosenthal Line of Credit at December 31, 2011 was $397,000, with $361,000 of this amount outstanding collateralized by accounts receivable at an interest rate of 8% and $36,000 collateralized by inventory at an interest rate of 9%. Additional loan availability was $159,000, for a total Loan Availability of $556,000 as of December 31, 2011.

First Niagara Bank Mortgage Consolidation Loan (“Mortgage Consolidation Loan”)

On February 23, 2011, we amended and extended our Mortgage Consolidation Loan with First Niagara Bank (“First Niagara”). The amended Mortgage Consolidation Loan has a maturity date of March 1, 2013, and has a 6-year (72 month) amortization. The principal amount of the amended Mortgage Consolidation Loan is $815,000 with a fixed interest rate of 8.25%. The monthly payment of principal and interest is $14,000 and payments commenced on March 1, 2011. We were required to make a $15,000 principal payment at the time of closing of the amended Mortgage Consolidation Loan. We also incurred approximately $2,000 in costs associated with this amendment, which were legal costs incurred by First Niagara and passed on to the Company. These costs were fully amortized as of September 30, 2012. The amended Mortgage Consolidation Loan continues to be secured by our facility in Kinderhook, New York as well as various pieces of machinery and equipment. All other terms of the Mortgage Consolidation Loan remain unchanged, including compliance with a covenant (measured monthly) to maintain a certain level of liquidity (defined as any combination of cash, marketable securities or borrowing availability under one or more credit facilities other than the Mortgage Consolidation Loan). As of the date of this report, we are in compliance with this covenant.

AMERICAN BIO MEDICA CORPORATION

The balance on the Mortgage Consolidation Loan was $639,000 at September 30, 2012 and $725,000 at December 31, 2011. Interest expense recognized in the nine months ended September 30, 2012 was $43,000 and interest expense recognized in the nine months ended September 30, 2011 was $50,000. Interest expense was $14,000 and $16,000, respectively, during the three months ended September 30, 2012 and September 30, 2011.

Copier Leases

In May 2007, we purchased a copier through an equipment lease with RICOH in the amount of $17,000. The term of the lease is five years with an interest rate of 14.11%. In April 2012, we notified RICOH that we were opting to purchase the copier for $1.00 as provided in our lease. The amount outstanding on this lease was $0 at September 30, 2012 and $3,000 at December 31, 2011.

In October 2010, we purchased a copier through an equipment lease with Marlin Leasing in the amount of $4,000. The term of the lease is three years with an interest rate of 14.46%. The amount outstanding on this lease was$1,000 at September 30, 2012 and $2,000 at December 31, 2011.

Debenture Financing

In August 2008, we completed an offering of Series A Debentures (“Series A Debentures”) and received gross proceeds of $750,000. The net proceeds of the offering of Series A Debentures were $631,000 after $54,000 of placement agent fees and expenses, legal and accounting fees of $63,000 and $2,000 of state filing fees.

The Series A Debentures accrued interest at a rate of 10% per annum (payable by the Company semi-annually). As placement agent, Cantone Research, Inc. (“Cantone”) received a placement agent fee of $52,500, or 7% of the gross principal amount of Series A Debentures sold. In addition, we issued Cantone a four-year warrant to purchase 30,450 shares of the Company’s common stock at an exercise price of $0.37 per share (the closing price of the Company’s common shares on the date of closing) and a four-year warrant to purchase 44,550 shares of the Company’s common stock at an exercise price of $0.40 per share (the closing price of the Company’s common stock on the Series A Debentures completion date). All warrants issued to Cantone were immediately exercisable upon issuance. We registered the common shares underlying the Series A Debentures in a registration statement on Form S-3 filed with the SEC on April 15, 2009 and amended on May 5, 2009. On June 10, 2009, the SEC issued a notice of effectiveness related to this Form S-3, as amended.

We incurred $131,000 in expenses related to the offering, including $12,000 in expense related to warrants issued to Cantone. We amortized $19,000 of expense related to these debt issuance costs in the nine months ended September 30, 2012, of which a little under $2,000 was share based payment expense related to the Cantone warrants, and $24,000 of expense in the nine months ended September 30, 2011, of which just over $2,000 was share based payment expense related to the Cantone warrants. We amortized $3,000 of expense in the three months ended September 30, 2012 and $8,000 of expense in the three months ended September 30, 2011; of which less than $1,000 was share based payment expense related to the Cantone warrants in both periods.

The unamortized balance was $0 as of September 30, 2012 (as the Series A Debentures matured on August 1, 2012) and $19,000 as of December 31, 2011. We also had $0 in accrued interest expense related to the Series A Debentures at September 30, 2012 and $31,000 December 31, 2011. The Company recognized $44,000 in interest expense during the nine months ended September 30, 2012 and $56,000 in interest expense during the nine months ended September 30, 2011. The Company recognized $6,000 in interest expense in the three months ended September 30, 2012 and $19,000 in interest expense in the three months ended September 30, 2011.

AMERICAN BIO MEDICA CORPORATION

Series A Debenture Extension

The Series A Debentures matured on August 1, 2012. On July 25, 2012, we entered into a Placement Agent Agreement (the “Agent Agreement”) with Cantone. Under the terms of the Agent Agreement, Cantone acted as our exclusive placement agent in connection with an amendment of the Series A Debentures. Under the amendment, the term of Series A Debentures was extended to reflect a due date of August 1, 2013, and the interest rate during the extension period was increased from 10% to 15% per annum, due quarterly in arrears.

As compensation for their placement agent services, Cantone received a cash fee of 5% of the gross amount of existing Series A Debentures, or $37,500, and the warrants issued to Cantone (in connection with their services as placement agent in the original Series A Debenture financing) were amended to reflect a purchase price of $0.17 per share and a new term of three (3) years. Cantone also received 1% of the gross amount of Series A Debentures, or $7,500, as a non-accountable expense allowance and we reimbursed Cantone $5,000 in legal fees incurred in connection with the amendment of the Series A Debentures. We will amortize the costs (totaling $50,000) associated with the amendment of the Series A Debentures over the term of the extension (12 months). We amortized $8,000 of these costs in the three months ended September 30, 2012.

On July 30, 2012, we entered into a Bridge Loan Agreement and Note (the “Bridge Loan”) with Cantone Asset Management, LLC (“CAM”). The Bridge Loan is in the amount of $150,000 and was used to pay $100,000 to those Holders of Series A Debentures that did not wish to amend/extend the Series A Debentures and $50,000 was used to pay placement agent fees and expenses previously indicated in the previous paragraph.

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

On July 31, 2012, we entered into an Agreement to the Series A Debenture (the “Debenture Amendment”) with thirty-two of the thirty-seven holders of Series A Debentures (the “Debenture Holders”) (representing $645,000 of Series A Debentures). As previously indicated, the Debenture Amendment extends the due date of the Series A Debenture to August 31, 2013 and increased the interest rate to 15% per annum, payable quarterly in arrears. All other terms of the Series A Debentures remain unchanged. Five of the Debenture Holders (representing $105,000 in Series A Debentures) did not wish to extend the Series A Debentures and we used proceeds of $100,000 from the Bridge Loan and $5,000 paid directly from the Company to pay principal amounts due to these non-extending Debenture Holders.

On August 1, 2012, the Company entered into a Consulting Agreement (“Consulting Agreement”) with CAM. The Consulting Agreement commenced August 1, 2012 and ends on August 1, 2013. Under the terms of the Consulting Agreement, CAM will provide the Company with financial advisory services and advice related to debt refinancing. On August 1, 2012, the Company issued CAM warrants to purchase 300,000 shares of the Company’s common stock at an exercise price of $0.16 per share (the closing price of the Company’s common shares on August 1, 2012). The warrants are exercisable through July 31, 2015 and have piggyback registration rights (see Part I, Item 1, Note E, “Series A Debenture Extension-Warrants”).

Note E – Stock Option Grants / Warrant Grants

Rosenthal Financing Option Grants

As a condition to the Financing Agreement with Rosenthal, our Chief Executive Officer, Stan Cipkowski (“Cipkowski”) was required to execute a Validity Guarantee (the “Validity Guarantee”) that includes representations and warranties with respect to the validity of the Company’s receivables and guarantees the accuracy of the Company’s reporting to Rosenthal related to its receivables and inventory. The Validity Guarantee places Cipkowski’s personal assets at risk in the event of a breach of such representations, warranties and guarantees. As part of the compensation for his execution of the Validity Guarantee, on July 1, 2009, Cipkowski was awarded an option grant representing 500,000 common shares of the Company under its Fiscal 2001 Stock Option Plan (the “2001 Plan”), at an exercise price of $0.20, the closing price of the Company’s common shares on the date of the grant. The option grant vests over 3 years in equal installments, and the first 33% (165,000 common shares) of the grant vested on July 1, 2010, the second 33%, (165,000 common shares) vested on July 1, 2011 and the final 34% (170,000 common shares) vested on July 1, 2012. We recognized $78,000 in share-based payment expense amortized over the required service period of 3 years. We recognized $13,000 in share-based payment expense for this grant in the nine months ended September 30, 2012 and $20,000 in share-based payment expense in the nine months ended September 30, 2011. We recognized $0 in share-based payment expense for this grant in the three months ended September 30, 2012 and $6,000 in share-based payment expense in the three months ended September 30, 2011. As of September 30 2012, there was $0 in unrecognized expense with 0 months remaining.

AMERICAN BIO MEDICA CORPORATION

As another condition to the Financing Agreement with Rosenthal, the Company’s President and Chairman of the Board, Edmund M. Jaskiewicz (“Jaskiewicz”) was required to execute an Agreement of Subordination and Assignment (“Subordination Agreement”) related to $124,000 owed to Jaskiewicz by the Company as of June 29, 2009 (the “Jaskiewicz Debt”). Under the Subordination Agreement, the Jaskiewicz Debt was not payable, was junior in right to the Rosenthal Line of Credit and no payment could be accepted or retained by Jaskiewicz unless and until the Company satisfied in full any obligations to Rosenthal. Furthermore, the Jaskiewicz Debt was assigned and transferred to Rosenthal as collateral for the Rosenthal Line of Credit.

As compensation for his execution of the Subordination Agreement, on July 1, 2009 Jaskiewicz was awarded an option grant representing 50,000 common shares of the Company under its 2001 Plan at an exercise price of $0.20, the closing price of the Company’s common shares on July 1, 2009. The option grant (50,000 common shares) was 100% immediately exercisable on July 31, 2009. We recognized $8,000 during the year ended December 31, 2009 in share-based payment expense related to the grant of Jaskiewicz’s options upon issuance of the grant.

On July 1, 2010 (the first anniversary of the original stock option grant date of July 1, 2009), Jaskiewicz was awarded a second option grant representing 50,000 common shares of the Company under the Company’s 2001 Plan, at an exercise price of $0.07, the closing price of the Company’s common shares on July 1, 2010. The option grant (50,000 common shares) was 100% immediately exercisable on July 1, 2010. During the year ended December 31, 2010, we recognized $3,000 in share-based payment expense for this grant.

On July 1, 2011, (the second anniversary of the original stock option grant date of July 1, 2009), Jaskiewicz was awarded an additional option grant representing 50,000 common shares of the Company under the Company’s 2001 Plan, at an exercise price of $0.12, the closing price of the Company’s common shares on July 1, 2011. The option grant (50,000 common shares) was 100% immediately exercisable on July 1, 2011. We recognized the full share-based payment expense of $6,000 in the three months ended September 30, 2011.

December 2010 Employee Grant

On December 31, 2010, we issued options to purchase 275,000 shares of common stock under the 2001 Plan to 4 members of senior management and 8 other employees of the Company at an exercise price of $0.09 (the closing price of the Company’s common shares on December 31, 2010). These option grants vested 100% (275,000 common shares) on December 31, 2011. We recognized $25,000 in share-based payment expense over the required service period of one year. We recognized $0 in share-based payment expense related to these grants in the nine months ended September 30, 2012, and $20,000 of this expense in the nine months ended September 30, 2011. As of September 30, 2012, there was $0 in unrecognized expenses with 0 months remaining.

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

Cipkowski Medallion Grant

As compensation for his execution of the Validity Guarantee, on April 20, 2012, Cipkowski was awarded an option grant representing 250,000 common shares of the Company under the Company’s Fiscal 2001 stock option plan, at an exercise price of $0.18, the closing price of our common shares on April 20, 2012. The option grants vest over three (3) years in installments of 33% on April 20, 2013 (82,500 common shares), 33% on April 20, 2014 (82,500 common shares) and 34% (85,000 common shares) on April 20, 2015.

AMERICAN BIO MEDICA CORPORATION

The fair value of the Cipkowski stock option grants was estimated utilizing the Black-Scholes option-pricing model. The following weighted average assumptions were used: dividend yield of 0%; risk-free interest rate of 1.99; expected life of 10 years; and stock price volatility of 88%. The value of the stock option grant is $45,000 and the Company will recognize this share-based payment expense over the vesting period of 3 years. We recognized $4,000 in share-based payment expense in the three months ended September 30, 2012 and $8,000 in the nine months ended September 30, 2012. As of September 30, 2012, there was $37,000 in unrecognized share-based payment expense with 30 months remaining.

Urquhart Medallion Grant

As compensation for his execution of the Validity Guarantee, on April 20, 2012, Urquhart was awarded an option grant representing 250,000 common shares of the Company under the Company’s Fiscal 2001 stock option plan, at an exercise price of $0.18, the closing price of our common shares on April 20, 2012. The option grants vest over three (3) years in installments of 33% (82,500 common shares) on April 20, 2013, 33% (82,500 common shares) on April 20, 2014 and 34% (85,000 common shares) on April 20, 2015.

The fair value of the Urquhart stock option grant was estimated utilizing the Black-Scholes option-pricing model. The following weighted average assumptions were used: dividend yield of 0%; risk-free interest rate of 1.99; expected life of 10 years; and stock price volatility of 88%. The value of the stock option grant is $45,000 and the Company will recognize this share-based payment expense over the vesting period of 3 years. We recognized $4,000 in share-based payment expense in the three months ended September 30, 2012 and $8,000 in the nine months ended September 30, 2012. As of September 30, 2012, there was $37,000 in unrecognized share-based payment expense with 30 months remaining.

Jaskiewicz Medallion Grant

As another condition to the Medallion Line of Credit, Jaskiewicz was required to execute another Subordination Agreement (“Subordination Agreement”) related to the Jaskiewicz Debt (the $124,000 currently owed to Jaskiewicz by the Company). Under the Subordination Agreement, the Jaskiewicz Debt is not payable, is junior in right to the Medallion Line of Credit and no payment may be accepted or retained by Jaskiewicz for the Jaskiewicz Debt unless and until we have paid and satisfied in full any obligations to Medallion. As compensation for his execution of the Subordination Agreement, on April 20, 2012 Jaskiewicz was awarded an option grant representing 150,000 common shares of the Company under the Company’s Fiscal 2001 stock option plan, at an exercise price of $0.18, the closing price of the Company’s common shares on April 20, 2012. The option grant vests over three (3) years in installments as follows: 33% (49,500 common shares) on April 20, 2013, 33% (49,500 common shares) on April 20, 2014 and 34% (51,000 common shares) on April 20, 2015.

The fair value of the Jaskiewicz stock option grant was estimated utilizing the Black-Scholes option-pricing model. The following weighted average assumptions were used: dividend yield of 0%; risk-free interest rate of 1.99; expected life of 10 years; and stock price volatility of 88%. The value of the stock option grant is $27,000 and the Company will recognize this share-based payment expense over the vesting period of 3 years. We recognized $2,000 in share-based payment expense in the three months ended September 30, 2012 and $4,000 in share-based payment expense in the nine months ended September 30, 2012. As of September 30, 2012, there was $23,000 in unrecognized share-based payment expense with 30 months remaining.

Series A Debenture Extension – Warrants

CRI Warrants

On July 31, 2012, we issued CRI warrants to purchase 75,000 shares of the Company’s common stock at an exercise price of $0.17 per share (the closing price of the Company’s common shares on July 31, 2012) (“CRI Warrants”). The CRI warrants are exercisable through July 31, 2015 (see Part I, Item I, Note E, “Series A Debenture Extension”). The fair value of the CRI Warrants was estimated utilizing the Black-Scholes option-pricing model. The following weighted average assumptions were used: dividend yield of 0%; risk-free interest rate of 1.51; expected life of 3 years; and stock price volatility of 77%. The value of the CAM Warrant is $12,000 and the Company recognized $12,000 (or the full expense) in share based payment expense in the three and nine months ended September 30, 2012.

AMERICAN BIO MEDICA CORPORATION

CAM Warrants

On August 1, 2012, we issued CAM warrants to purchase 300,000 shares of the Company’s common stock at an exercise price of $0.16 per share (the closing price of the Company’s common shares on August 1, 2012) (“CAM Warrants”). The CAM Warrants are exercisable through July 31, 2015 and have piggyback registration rights (see Part I, Item I, Note E, “Series A Debenture Extension”). The fair value of the CAM Warrants was estimated utilizing the Black-Scholes option-pricing model. The following weighted average assumptions were used: dividend yield of 0%; risk-free interest rate of 1.56; expected life of 3 years; and stock price volatility of 77%. The value of the CAM Warrant is $48,000 and the Company recognized $48,000 (or the full expense) in share based payment expense in the three and nine months ended September 30, 2012.

September 2012 Employee Grants

On September 20, 2012, we issued 2 stock option grants to purchase 50,000 shares (for a total of 100,000) of the Company’s common stock to 2 non-executive employees at an exercise price of $0.18 (the closing price of the Company’s common shares on September 20, 2012). Both option grants vest over 3 years in installments as follows: 33% (33,000 common shares total) on September 20, 2013, 33% (33,000 common shares total) on September 20, 2014 and 34% (34,000 common shares total) on September 20, 2015.

We will recognize $18,000 in share-based payment expense over the vesting period of 3 years. We recognized less than $1,000 in share-based payment expense related to these grants in the three and nine months ended September 30, 2012. As of September 30, 2012, there was over $17,000 in unrecognized expenses with 35 months remaining.

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

Overview

Sales in the nine months ended September 30, 2012 increased 2.1% when compared to the nine months ended September 30, 2011, although sales in the three months ended September 30, 2012 (“Third Quarter 2012”) decreased 3.5% when compared to the three months ended September 30, 2011 (“Third Quarter 2011”). Conditions in the global economy remain inconsistent and uncertain. Our core markets, Workplace and Government, are greatly affected by this economic uncertainty. We continue to believe that it will be some time before employment rates and government budgets return to pre-recession levels and remain at those levels, and therefore sometime before we will experience consistent, significant sales growth in these markets.

Given this uncertainty, we continue to examine all expenses closely in efforts to achieve profitability (if sales levels improve) or to minimize losses going forward (if sales remain at current levels decline). During the nine months ended September 30, 2012 we sustained a net loss of $546,000 from net sales of $7,041,000. We had cash used in operating activities of $125,000 for the nine months ended September 30, 2012.

AMERICAN BIO MEDICA CORPORATION

During the nine months ended September 30, 2012, we continued to market and distribute our point of collection products to detect the presence or absence of drugs of abuse in a urine or oral fluid specimen and our Rapid Reader® drug screen result and data management system. We also performed bulk test strip contract manufacturing services for unaffiliated third parties, and continued to focus our efforts on the sale of our CLIA waived Rapid TOX® product line.

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2011

Net Sales: Net sales in the nine months ended September 30, 2012 increased 2.1% when compared to net sales in the nine months ended September 30, 2011. Our sales were negatively impacted in the nine months ended September 30, 2011 due to the temporary and voluntarily cessation of marketing and selling of our oral fluid product in the Workplace market throughout most of the three months ended March 31, 2011 (“First Quarter 2011”). Workplace sales (some of which are national account oral fluid customers) improved; this was primarily a result of marketing cessation in the First Quarter 2011 referred to earlier in this paragraph, and the fact that unemployment rates improved slightly from 9.0% in September 2011 to 7.8% in September 2012 (although the jobless rate only improved slightly over the course of nine months ended September 30, 2012 from 8.3% in January 2012 to 7.8% in September 2012).

Contract manufacturing sales improved when comparing the nine months ended September 30, 2012 with the nine months ended September 30, 2011 as a result of increased contract manufacturing of a product to detect fetal amniotic rupture and a product to detect RSV (respiratory syncytial virus).

Government sales declined in the nine months ended September 30, 2012 when compared to the nine months ended September 30, 2011. Sales to government accounts continue to be negatively impacted by price pressures caused by competitors selling products manufactured outside of the United States. Most government contracts are awarded via an open solicitation process and in most cases, the company with the lowest priced product is awarded the contract. Since foreign manufacturers can offer their products at a lower price due to lower costs, including but not limited to, lower labor, material, regulatory and insurance costs, it has become increasingly difficult to compete from a cost standpoint. In addition, for some of the contracts we currently hold, decreased purchasing levels (in attempts to close budget deficits), have resulted in decreased buying by our customers.

International sales declined due to decreased sales to Latin America, offset by increased sales in other part of the world, including sales to Dräger Safety (under their trademark “DrugCheck”; in July 2011, we entered into a Purchase Agreement with Dräger Safety giving Dräger Safety distribution rights in Europe, Asia, Africa, and Central and South America; with certain markets and territories being exclusive to Dräger Safety).

COST OF GOODS SOLD/GROSS PROFIT: Cost of goods sold increased slightly to 58.9% of net sales in the nine months ended September 30, 2012, compared to 58.3% of net sales in the nine months ended September 30, 2011. Gross profit in the nine months ended September 30, 2012 was also relatively unchanged from the nine months ended September 30, 2011. We continuously monitor inventory levels and the amount of product being manufactured, however, certain direct labor and overhead costs are fixed, so when sales fluctuate up or down, those fixed costs are allocated to a reduced or increased number of manufactured strips, thus affecting our manufacturing cost per unit. When comparing the nine months ended September 30, 2012 with the nine months ended September 30, 2011, sales mix and manufacturing costs were relatively unchanged. We continuously evaluate our production personnel levels as well as our product manufacturing levels to ensure they are adequate to meet current and anticipated sales demands.

AMERICAN BIO MEDICA CORPORATION

OPERATING EXPENSES: Operating expenses increased 8.9% in the nine months ended September 30, 2012, when compared to the nine months ended September 30, 2011. We continuously assess our operating expenses to ensure they are adequate to elicit growth, support sales levels and address market trends and customer needs. In the nine months ended September 30, 2012, research and development expenses decreased slightly, and general and selling and marketing expense both increased; more specifically:

Research and Development (“R&D”) expense

R&D expense decreased when comparing the nine months ended September 30, 2012 with the nine months ended September 30, 2011. Decreases in salaries, employee related taxes and benefits and supplies were offset by increases in FDA compliance costs and phone/dues/patent fees. The decrease in salaries results from an employee departure. Our R&D department continues to focus their efforts on the enhancement of current products, development of new product platforms and exploration of contract manufacturing opportunities.

Selling and Marketing expense

Selling and marketing expense for the nine months September 30, 2012 increased 13.9% when compared to the nine months ended September 30, 2011. This increase is primarily a result of increases in sales salaries and employee related benefits (due to increased sales personnel), commissions (as a result of increased sales and sales personnel compensation changes), trade show expense, and advertising related expenses, offset by decreases in travel related expense (as a result of sales personnel compensation changes), postage and telephone costs. In the nine months ended September 30, 2012, we continued to promote our products through advertising, participation at trade shows and other marketing activities. Our direct sales force continued to focus their selling efforts in our target markets, which include, but are not limited to, Workplace and Government, as well as focusing on the Clinical market, primarily physicians and pain management clinics, with our CLIA waived Rapid TOX product line.

General and Administrative (“G&A”) expense

G&A expense for the nine months ended September 30, 2012 increased 6.1% when compared to the nine months ended September 30, 2011. Increases in investor relation costs (primarily from increased SEC report fees and expenses), patent and license costs, travel related expense, outside service fees (stemming from compliance with regulatory requirements related to sales outside of the United States), quality control salaries, and share-based payment expense were partially offset by decreases in warehouse salaries, shipping supplies, administrative salaries, consulting fees, accounting fees and utilities. Share-based payment expense was $93,000 in the nine months ended September 30, 2012 compared to $45,000 in the nine months ended September 30, 2011. This increase is primarily due to the issuance (and full expense recognition in the nine months ended September 30, 2012) of warrants to CRI and CAM in connection with the extension of the Series A Debentures (see Part I, Item I, Note E, “Series A Debenture Extension-Warrants”).

RESULTS OF OPERATIONS FOR THE THIRD QUARTER 2012 COMPARED TO THE THIRD QUARTER 2011

Net Sales: Net sales in the Third Quarter 2012 declined 3.5% when compared to net sales in the Third Quarter 2011. Sales to workplace accounts (including sales to national accounts) increased as unemployment rates improved slightly from 9.0% in September 2011 to 7.8% in September 2012 (although the jobless rate only improved slightly over the course of Third Quarter 2012 from 8.3% in July 2012 to 7.8% in September 2012).

Contract manufacturing sales continued to improve when comparing the Third Quarter 2012 with the Third Quarter 2011 as a result of increased contract manufacturing of a product to detect fetal amniotic rupture and a product to detect RSV (respiratory syncytial virus).

Government sales declined in the Third Quarter 2012 when compared to the Third Quarter 2011 for the same reasons discussed previously in the discussion related to the results of the nine months ended September 30, 2012 to the nine months ended September 30, 2011.

AMERICAN BIO MEDICA CORPORATION

International sales increased due to increased sales in Latin America and sales in the European Union, including sales to Dräger Safety (under their trademark “DrugCheck”; in July 2011, we entered into a Purchase Agreement with Dräger Safety giving Dräger Safety distribution rights in Europe, Asia, Africa, and Central and South America; with certain markets and territories being exclusive to Dräger Safety). These increases were offset by decreased sales in other parts of the world.

COST OF GOODS SOLD/GROSS PROFIT: Cost of goods sold increased to 61.0% of net sales in the Third Quarter 2012, compared to 59.2% of net sales in the Third Quarter 2011. Gross profit in the Third Quarter 2012 decreased to 39.0% when compared to 41.8% reported in the Third Quarter 2011. This increase in cost of goods as a percentage of sales stems primarily from a shift in sales mix (from sales of a higher margin in the Third Quarter 2011 to sales of a lower margin in the Third Quarter 2012).

OPERATING EXPENSES: Operating expenses increased 19.2% in the Third Quarter 2012, when compared to the Third Quarter 2011. We continuously assess our operating expenses to ensure they are adequate to elicit growth, support sales levels and address market trends and customer needs. In the Third Quarter 2012, research and development expenses decreased slightly, while general and administrative and selling and marketing expense increased; more specifically:

Research and Development (“R&D”) expense

R&D expense decreased 11.5% when comparing the Third Quarter 2012 with the Third Quarter 2011. Decreases in salaries and employee related benefits (as a result of an employee departure) and supplies were partially offset by an increase in FDA compliance costs. Our R&D department continues to focus their efforts on the enhancement of current products, development of new product platforms and exploration of contract manufacturing opportunities.

Selling and Marketing expense

Selling and marketing expense for the Third Quarter 2012 increased 8.6% when compared to the Third Quarter 2011. This increase is primarily a result of increases in commissions (as a result of sales personnel compensation changes), trade show related expenses and other advertising related costs, offset by decreases in sales salaries and travel related expense (as a result of the same sales personnel compensation changes), postage and telephone. In the Third Quarter 2012, we continued to promote our products through advertising, participation at trade shows and other marketing activities. Our direct sales force continued to focus their selling efforts in our target markets, which include, but are not limited to, Workplace and Government, as well as focusing on the Clinical market, primarily physicians and pain management clinics, with our CLIA waived Rapid TOX product line.

General and Administrative (“G&A”) expense

G&A expense for the Third Quarter 2012 increased 32.7% when compared to the Third Quarter 2011. Increases in administrative salaries (due to the return of a senior employee in operations), quality assurance salaries, patent and license costs, consulting fees and share-based payment expense were partially offset by decreases in warehouse salaries and shipping supplies, accounting fees and bank service fees. Share-based payment expense was $70,000 in the Third Quarter of 2012 compared to $19,000 in the Third Quarter 2011. This increase stems primarily from the issuance (and full expense recognition in the Third Quarter 2012) of warrants to CRI and CAM in connection with the extension of the Series A Debentures (see Part I, Item I, Note E, “Series A Debenture Extension-Warrants”).

AMERICAN BIO MEDICA CORPORATION

Liquidity and Capital Resources as of September 30, 2012

Our cash requirements depend on numerous factors, including product development activities, penetration of our core markets, and effective management of inventory levels and production levels in response to sales forecasts. We expect to devote capital resources to continue product development and research and development activities. We will examine other growth opportunities including strategic alliances and expect such activities will be funded from existing cash and cash equivalents, issuance of additional equity or additional borrowings, subject to market and other conditions. Our financial statements for the year ended December 31, 2011 were prepared assuming we will continue as a going concern. As of the date of this report, we do not believe that our current cash balances, together with cash generated from future operations and amounts available under our credit facilities will be sufficient to fund operations for the next twelve months. As of the date of filing this report, our First Niagara Mortgage Consolidation Loan will expire in less than 12 months. The Series A Debentures were set to expire on August 1, 2012, however we extended the Series A Debentures until August 1, 2013 (See Part I; Item I; Note D – Line of Credit and Debt). The Company is exploring possible financing alternatives for both of these credit facilities; including but not limited to extension and/or refinancing of the current credit facilities. If cash generated from operations is not sufficient to satisfy our working capital and capital expenditure requirements, we will be required to sell additional equity or obtain additional credit facilities. There is no assurance that such financing will be available or that we will be able to complete financing on satisfactory terms, if at all.

As of September 30, 2012, we had a Mortgage Consolidation Loan with First Niagara and a Line of Credit with Medallion. The Medallion Line of Credit had a total loan availability of $672,000 as of September 30, 2012, with $107,000 of this amount available for borrowing.

Working capital

Our working capital decreased $1,017,000 at September 30, 2012 when compared to working capital at December 31, 2011 primarily as a result of the reclassification of our Mortgage Consolidation Loan with First Niagara from long term debt to short term debt (considering its maturity date of March 2, 2013). In addition, a decrease in cash and an increase in accounts payables were offset by a decrease in inventory, and increases in accounts receivable and prepaid assets.

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

Cash Flows

Increases in accounts receivable and prepaid expenses and other current assets, offset by increases in accounts payable and provision for slow moving and obsolete inventory resulted in cash used in operating activities of $125,000 for the nine months ended September 30, 2012. The primary use of cash in the nine months ended September 30, 2012 and the nine months ended September 30, 2011 was funding of operations.

Net cash used in investing activities in the nine months ended September 30, 2012 was for investment in property, plant and equipment and patent application costs, net cash used in investing activities in the nine months ended September 30, 2011 was for investment in property, plant and equipment.

Net cash provided by financing activities in the nine months ended September 30, 2012 consisted of proceeds from a bridge loan and net proceeds from our line of credit, offset by payments on debt financing and debt issuance costs, while cash used in financing activities in the nine months ended September 30, 2011 consisted primarily of payments on debt financing offset by proceeds from an equipment loan and net proceeds from our line of credit.

At September 30, 2012, we had cash and cash equivalents of $0.

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

AMERICAN BIO MEDICA CORPORATION

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

Item 1A. Risk Factors

There have been no material changes to our risk factors set forth in Part I, Item 1A, in our Annual Report on Form 10-K for the year ended December 31, 2011, set forth in Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended June 30, 2012 or set forth in our Current Report on Form 8-K filed with the Commission on July 10, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As compensation for their placement agent services related to the extension of the Series A Debentures, on July 31, 2012, we issued Cantone Research, Inc. warrants to purchase 75,000 shares of the Company’s common stock at an exercise price of $0.17 per share (the closing price of the Company’s common shares on July 31, 2012) (“CRI Warrants”). The CRI warrants are exercisable through July 31, 2015 (see Part I, Item I, Note E, “Series A Debenture Extension”).

On August 1, 2012, we issued Cantone Asset Management, LLC warrants to purchase 300,000 shares of the Company’s common stock at an exercise price of $0.16 per share (the closing price of the Company’s common shares on August 1, 2012) (“CAM Warrants”). The CAM Warrants are exercisable through July 31, 2015 and have piggyback registration rights (see Part I, Item I, Note E, “Series A Debenture Extension”).

AMERICAN BIO MEDICA CORPORATION

In connection with our Bridge Loan from Cantone Asset Management, LLC (see Part I, Item 1, Note D, “Series A Debenture Extension”), on August 1, 2012, we instructed our transfer agent to issue CAM restricted stock of the Company equal to 10% of the gross amount of existing Series A Debentures, or $15,000 using a value of $0.17 per common share. On August 8, 2012, 88,235 restricted shares of the Company’s common stock were issued to CAM.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

4.19	Placement Agent Agreement by and between the Company and Cantone Research, Inc (incorporated by reference from Exhibit 4.19 to the Company’s Current Report on Form 8-K filed with the Commission on July 31, 2012).
4.20	Bridge Loan Agreement by and between the Company and Cantone Asset Management, LLC (incorporated by reference from Exhibit 4.20 to the Company’s Current Report on Form 8-K filed with the Commission on July 31, 2012).
4.21	Note (Bridge Loan) by and between the Company and Cantone Asset Management, LLC (incorporated by reference from Exhibit 4.21 to the Company’s Current Report on Form 8-K filed with the Commission on July 31, 2012).
4.22	Form of Debenture Amendment between the Company and Debenture Holders (incorporated by reference from Exhibit 4.22 to the Company’s Current Report on Form 8-K/A filed with the Commission on August 6, 2012).
4.23	Consulting Agreement between the Company and Cantone Asset Management, LLC (incorporated by reference from Exhibit 4.23 to the Company’s Current Report on Form 8-K/A filed with the Commission on August 6, 2012).
10.26	Employment Contract between the Company and Melissa A. Waterhouse (incorporated by reference from Exhibit 10.26 to the Company’s Current Report on Form 8-K filed with the Commission on April 25, 2012)
31.1/31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer/Chief Financial Officer
32.1/32.2	Certification of the Chief Executive Officer/Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheet, (ii) Statements of Income (iii) Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN BIO MEDICA CORPORATION
(Registrant)

By: /s/ Stan Cipkowski
Stan Cipkowski
Chief Financial Officer/Chief Executive Officer
Principal Financial Officer
Principal Accounting Officer

Dated: November 14, 2012

