Form 10-K
period 2012-12-31
AMERICAN BIO MEDICA CORP
filed 2013-03-28
CIK 896747

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

☐Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐Yes   ☒ No

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

☐ Yes      ☒ No

The aggregate market value of 18,724,681 voting Common Shares held by non-affiliates of the registrant was approximately $3,183,196 based on the last sale price of the registrant’s Common Shares, $.01 par value, as reported on the OTCQB marketplace on June 30, 2012.

As of March 28, 2013, the registrant had outstanding 22,166,336 Common Shares, $.01 par value.

Documents Incorporated by Reference:

(1)	Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 20, 2013 in Part III of this Form 10-K
(2)	Other documents incorporated by reference on this report are listed under Part IV, Item 15(B); Exhibits

American Bio Medica Corporation

Index to Annual Report on Form 10-K

For the year ended December 31, 2012

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

In addition to the manufacture and sale of DOA testing products, we provide bulk test strip contract manufacturing services for other POCT companies. We do not currently derive a significant portion of our revenues from bulk test strip contract manufacturing. Bulk test strip manufacturing could become a greater portion of our revenues in the future, if sales of our current contract-manufacturing customers increase, or if additional applications for our technology are explored.

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

RDS InCup®: The patented RDS InCup is an all-inclusive POCT product that detects the presence or absence of 2 to 12 DOA in a single urine specimen. The RDS InCup incorporates collection and testing of a urine sample in a single step. Each RDS InCup product contains multiple channels and each channel contains a single drug-testing strip that contains the chemistry to detect a single class of DOA.

Rapid TOX®: Rapid TOX is a cost-effective POCT product in a cassette platform that simultaneously detects the presence or absence of 2 to 10 DOA in a single urine specimen. Each Rapid TOX contains one or two channels and each channel contains a single drug-testing strip that contains the chemistry to detect more than one class of drug of abuse.

Rapid TOX Cup® II: The patented Rapid TOX Cup II is an all-inclusive POCT product that detects the presence or absence of 2 to 14 DOA in a single urine specimen. The Rapid TOX Cup II incorporates collection and testing of the urine sample in a single step. Each Rapid TOX Cup II contains multiple channels and each channel contains a single drug-testing strip that contains the chemistry to detect more than one class of drug of abuse.

Private Label Products

Drug Check® 1200 UTK and Drug Check 1300 UTK: In July 2011, we entered into a Purchase Agreement with Dräger Safety AG & Co. KgaA (“Dräger Safety”). Under the Purchase Agreement, Dräger Safety distributes various configurations of our Rapid TOX and Rapid TOX Cup II products under their own trademark “DrugCheck”. Dräger Safety distributes these products in North America, Europe, Asia, Africa, and Central and South America; with certain markets and territories being exclusive to Dräger Safety.

POCT Products for the Detection of DOA in Oral Fluids:

We manufacture POCT products that detect the presence or absence of DOA in oral fluids. These products are easy to use and provide test results within minutes with enhanced sensitivity and detection. Currently, the assays available on our oral fluid products are amphetamines, barbiturates, benzodiazepines, cocaine, MDMA (Ecstasy), methadone, methamphetamines, opiates, PCP, propoxyphene and THC. All of our oral fluid-based POCT products are accurate, cost-effective, easy to use and provide results within minutes. We currently offer the following POCT products for oral fluid-based DOA testing:

OralStat®: OralStat is a patented and patent pending, innovative POCT product for the detection of DOA in oral fluids. Each OralStat simultaneously tests for 6 or 10 DOA in a single oral fluid specimen.

Rapid Status II™: Rapid Status II is a patented and patent pending oral fluid POCT product that combines the incubation benefits of OralStat (see previous definition of OralStat) with the Rapid TOX cassette product platform (see previous definition of Rapid TOX). Rapid Status II maximizes drug recovery and provides a transport container for confirmation of positive test results. Rapid Status II provides faster test results, making it ideal for those market applications, such as roadside testing, in which portability and time is crucial. In addition to these added benefits, Rapid Status II provides lower THC testing sensitivity. Each Rapid Status II simultaneously tests for 6 DOA in a single oral fluid specimen.

Private Label Products

Drug Check 1200 STK: Dräger Safety distributes the Rapid Status II under their own trademark “Drug Check”. Dräger Safety distributes this product in various countries in which Dräger Safety has exclusive market rights. Each Dräger Drug Check 1200 STK oral fluid cassette simultaneously tests for 5, 6, or 7 DOA in a single oral fluid specimen.

This oral fluid cassette product is also available for marketing to other countries in which Dräger Safety does not have marketing rights.

Other Products

We distribute a number of other products related to the detection of DOA or substances of abuse. We do not manufacture these products. We do not derive a significant portion of our revenues from the sale of these products.

Rapid Reader®: The Rapid Reader is a compact, portable unit that uses a high-resolution camera to capture a picture of the results obtained when using an ABMC POCT product. The results are analyzed, interpreted, and sent to a data management system, which enables the user to interpret, store, transmit and print the results. The Rapid Reader system can only be used to interpret and record the results of an ABMC drug test. We obtained 510(k) marketing clearance (see page “Government Regulations” for a description of 510(k) marketing clearance) from the U.S. Food and Drug Administration (“FDA”) specific to our marketing of the Rapid Reader. Presently, we offer 2 different models of the Rapid Reader to our customers, the 210 and 250.

Adulteration and Alcohol: We currently offer a number of POCT products that detect the presence or absence of adulterants and alcohol. One of these products is sold under ABMC-owned trademarks; the Rapid Check® test for adulterants. Some of the adulterant test products we distribute are also incorporated into our urine-based POCT products for DOA. We do not derive a significant portion of our revenues from the sale of these products.

Contract Manufacturing

We provide bulk test strip contract manufacturing services to a number of non-affiliated POCT diagnostic companies. In the year ended December 31, 2012, we manufactured test components for the detection of:

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

▪	In their April 2011 report titled “The Economic Impact of Illicit Drug Use on American Society” (the first comprehensive assessment of societal costs attributable to illicit drug use to be completed in more than a decade), the U.S. Department of Justice, National Drug Intelligence Center reported that in 2007, the cost of illicit drug use totaled more than $193 billion. Direct and indirect costs attributed to illicit drug use were estimated in three principal areas: crime, health and productivity, but the majority share of costs, or $120 billion, was attributed to lost productivity.

▪	According to the 2011 SAMHSA (Substance Abuse Mental Health Services Administration) National Survey on Drug Use and Health released in September 2012, most drug users are employed. Of the 19.9 million current illicit drug users aged 18 or older in 2011, 13.1 million (65.7 percent) were employed either full or part time.

Government

The Government market includes federal, state, county and local agencies, including correctional facilities (including juvenile facilities), pretrial agencies, probation, drug courts and parole departments at the federal and state levels. A significant number of individuals on parole or probation, or within federal, state, county and local correctional facilities and jails, have one or more conditions to their sentence, including but not limited to, periodic drug-testing and substance abuse treatment. We sell our products in this market through our direct sales force.

According to reports issued by the Bureau of Justice Statistics:

▪	According to a report issued by the Bureau of Justice Statistics, at year end 2011, almost 7 million people in the United States were under correctional supervision; and

▪	According to the Federal Bureau of Investigation’s Uniform Crime Report released in September 2012, in 2011 there were approximately 1.5 million arrests for drug abuse violations. Drug abuse violations are defined as state or local offenses relating to the unlawful possession, sale, use, growing, manufacturing, and making of narcotic drugs including opium or cocaine and their derivatives, marijuana, synthetic narcotics, and dangerous non-narcotic drugs such as barbiturates.

Clinical

The Clinical market includes emergency rooms, physician offices, hospitals and clinics and rehabilitation facilities associated with hospitals. The Drug Abuse Warning Network (“DAWN”, a public health surveillance system that monitors drug-related visits to hospital emergency departments and drug-related deaths investigated by medical examiners and coroners) reported in July 2012, that in 2010 approximately 4.9 million emergency department visits were drug related. Drug-related ED visits have increased by 86% percent since 2005. This increase primarily reflects greater numbers of medical emergencies associated with adverse reactions, accidental drug ingestions, and misuse or abuse of prescription drugs and over-the-counter medications.

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

We sell in this market through a select network of distributors, including a master distributor in the region of Latin American; this distributor’s sales are primarily in the Government and Clinical markets, along with some sales in the Workplace market. In July 2011, we entered into a Purchase Agreement with Dräger Safety”. Under the Purchase Agreement, Dräger Safety distributes our drug tests (under their trademark “Drug Check”) in Europe, Asia, Africa, and Central and South America; with certain markets and territories being exclusive to Dräger Safety.

Rehabilitation

The Rehabilitation market includes people in treatment for substance abuse. There is typically a high frequency of testing in this market. For example, in many residence programs, patients are tested each time they leave the facility and each time they return. In outpatient programs, patients are generally tested on a weekly basis.

Education

The Education market consists of student drug-testing. In June 2002, the Supreme Court ruled that students in extracurricular activities including athletics, band, choir, and other activities could be tested for drugs at the start of the school year and randomly throughout the year. According to the February 2012 University of Michigan Monitoring the Future study, 13.4% of 8th graders, 30.1% of 10th graders and 39.7% of 12th graders have used an illicit drug within the 12 months prior to the study.

Our Distribution Methods

We have a two-pronged distribution strategy that focuses on growing our business through direct sales and distributors. Our direct sales team consists of our Vice President of Sales and Marketing, Director of Latin America Sales, Director of International Sales, Regional Sales Managers and Inside Sales Representatives (collectively our “Direct Sales Team”); all of which are trained professionals and most of which are highly experienced in DOA testing sales. Our distributors are unaffiliated entities that resell our POCT products either as stand-alone products or as part of a service they provide to their customers.

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

Ease and user-friendliness: Some of our competitors’ point of collection drug tests use a collection or delivery method different than our point of collection drug tests. Our urine-based products do not require pipetting (dropping) of the specimen, adding or mixing of reagents or other manipulation of the product by the user (although our Rapid TOX product lines does offers the option of pipetting the specimen on the cassette, it is not required; the cassette may be dipped into the urine specimen.

Customer and technical support: Customer and technical support are becoming more important in the POCT market as individuals being tested become more knowledgeable about how to “beat” a drug test. Our customers often need guidance and assistance with certain issues, including but not limited to, test administration, drug cross reactivity and drug metabolism. ABMC provides its customers with continuous customer and technical support on a 24/7/365 basis. We believe that this support gives us a competitive advantage since most of our competitors do not offer this extended service to their customers.

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

Major Customers

We have a number of national account customers that in total represent a significant portion of our sales in the years ended December 31, 2012 and December 31, 2011. One of these national account customers represented 14.8% of net sales in the year ended December 31, 2012 and 14.1% of net sales in the year ended December 31, 2011.

Patents and Trademarks/Licenses

As of December 31, 2012, we held 31 patents related to our point of collection drug-testing products, including 4 design patents and 11 utility patents issued in the United States. As of December 31, 2012, we have 6 United States patent applications pending and 14 foreign patent applications pending. One of our patents (a RDS design patent) expired in January 2013; the next expiration date of one of our patents (another design patent) is February 2014.

To date, we have registered 17 trademarks in the United States, including but not limited to, Rapid Drug Screen, RDS, Rapid ONE, OralStat, Rapid Reader, Rapid TOX, Rapid TOX Cup, InCup, Rapid Check, our website domain, our corporate logos and certain product logos. We have also registered 14 trademarks in countries/regions such as Canada, Mexico, Europe, and the United Kingdom. We currently have one trademark application pending in the United States.

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

In the past, our industry believed that when DOA POCTs were sold in non-clinical markets (such as workplace), they did not fall under the definition of a “medical device”, but when sold in the Clinical market, they did fall under the definition of a “medical device”. When a product is a medical device, a 510(k) marketing application must be submitted to the FDA. A 510(k) is a premarketing submission made to the FDA to demonstrate that the device to be marketed is as safe and effective, that is, substantially equivalent, to a legally marketed device that is not subject to premarket approval. Applicants must compare their 510(k) device to one or more similar devices currently on the U.S. market and make and support their substantial equivalency claims. A legally marketed device is a device that was legally marketed prior to May 28, 1976 (pre-amendments device), or a device that has been reclassified from Class III to Class II or I, or a device which has been found to be substantially equivalent to such a device through the 510(k) process, or one established through Evaluation of Automatic Class III Definition. The legally marketed device(s) to which equivalence is drawn is known as the “predicate” device(s). Applicants must submit descriptive data and, when necessary, performance data to establish that a device is substantially equivalent to a predicate device.

Most of our urine-based products are marketed and sold in the Clinical market (in addition to other markets) and therefore, we have obtained 510(k) marketing clearance on our:

▪	9 panel RDS test and our Rapid ONE dipsticks. In addition, the testing strips contained in the RDS InCup are the same as those testing strips contained within the RDS. Therefore, the RDS InCup can be offered in a variety of combinations to meet customer requirements; and
▪	Rapid Reader; and
▪	Rapid TOX product line; and
▪	Rapid TOX Cup II.

Our oral fluid products have never been marketed or sold to the Clinical market (or to any market that would use the products for diagnosis or treatment) and given our belief that 510(k) marketing clearance was not required to sell in non-clinical markets, we never sought 510(k) marketing clearance from FDA on our oral fluid DOA products. In July 2009, we received a warning letter from FDA, which indicated that we were marketing OralStat (one of our oral fluid DOA products), in workplace settings without marketing clearance or approval (see Current Report on Form 8-K filed with the SEC on August 5, 2009). A warning letter is considered by FDA to be informal and advisory. While a warning letter communicates FDA’s position on a matter it does not commit the FDA to taking enforcement action. We communicated to the FDA our belief (based on legal opinion) that marketing clearance was not required in non-clinical markets. The FDA continued to disagree with our interpretation of FDA regulations related to medical devices, and the FDA continued to assert jurisdiction of drug testing performed in the workplace. We also advised FDA that we were willing to obtain marketing clearance but that specific technical and scientific issues existed when attempting to utilize FDA’s draft guidance for our OralStat (because the draft guidance was written for urine drug tests). Nevertheless, we were unable to reach a consensus with the FDA on neither the jurisdiction issue nor the technical issues.

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

Also, in order to sell our products in Canada, we must comply with ISO 13485:2003, the International Standards Organization’s Directive for Quality Systems for Medical Devices (MDD or Medical Device Directive), and in order to sell our products in the European Union, we must obtain CE marking for our products (in the European Union, a “CE” mark is affixed to the product for easy identification of quality products). Collectively, these standards are similar to the U.S. Federal Regulations enforced by the FDA, and are a reasonable assurance to the customer that our products are manufactured in a consistent manner to help ensure that quality, defect-free goods are produced. As of the date of this report, we have received approval and the right to bear the CE mark on our Rapid Drug Screen, Rapid ONE, Rapid TOX, RDS InCup, Rapid TOX Cup II, OralStat and Rapid STAT. We received our ISO 13485:2003 compliance certification in August 2006 and in 2010 we received our ISO 9001:2008 compliance certification. We have also obtained the license to sell our RDS, Rapid ONE and Rapid TOX products in Canada.

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

Research and Development (“R&D”)

Our R&D efforts are continually focused on enhancing and/or maintaining the performance and reliability of our drug-testing products. During the year ended December 31, 2012, our R&D team continued to make enhancements to our POCT products. Our R&D expenditures were $207,000 for the year ended December 31, 2012 and $223,000 for the year ended December 31, 2011. None of the costs incurred in R&D in either the year ended December 31, 2012 or the year ended December 31, 2011 were borne by a customer.

Manufacturing and Employees

Our facility in Kinderhook, New York houses assembly and packaging of our products in addition to the Company’s administration. We continue to primarily outsource the printing of the plastic components used in our products, and we outsource the manufacture of the plastic components used in our products. We manufacture all of our own individual test strips and we manufacture test strips for unaffiliated third parties at our R&D and bulk manufacturing facility in Logan Township, New Jersey. An unaffiliated third party manufactured the Rapid Reader products we currently offer; and unaffiliated third parties also manufacture the adulteration and alcohol products we offer.

As of December 31, 2012, we had 88 employees, of which 85 were full-time and 3 were part-time. None of our employees are covered by collective bargaining agreements, and we believe our relations with our employees are good.

Item 1A. Risk FACTORS

We have a history of incurring net losses.

Since our inception and throughout most of our history, we have incurred net losses, including but not limited to, a net loss of $1,111,000 incurred in the year ended December 31, 2012. We expect to continue to make substantial expenditures for sales and marketing, product development and other business purposes. Our ability to achieve profitability in the future will primarily depend on our ability to increase sales of our products, reduce production and other costs and successfully introduce new products and enhanced versions of our existing products into the marketplace. There can be no assurance that we will be able to increase our revenues at a rate that equals or exceeds expenditures. In the year ended December 31, 2012, our sales continued to be negatively impacted by the aftermath of the recession, and a limited cash flow diminished our capacity to purchase raw materials in greater quantities (and on better terms) and this resulted in increased cost of goods. Our failure to increase sales while maintaining or reducing product costs, general and administrative, sales and marketing and research and development costs will result in the Company incurring additional losses.

We believe we will need additional funding for our existing and future operations.

Our financial statements for the year ended December 31, 2012 have been prepared assuming we will continue as a going concern. If global economic conditions do not improve or return to pre-recession levels, we do not believe that our current cash balances, and cash generated from future operations will be sufficient to fund operations for the next twelve months. Future events, including the problems, delays, expenses and difficulties which may be encountered in establishing and maintaining a substantial market for our products, could make cash on hand insufficient to fund operations. If cash generated from operations is insufficient to satisfy our working capital and capital expenditure requirements, we may be required to sell additional equity or debt securities or obtain additional credit facilities. There can be no assurance that such financing will be available or that we will be able to complete financing on satisfactory terms, if at all. Any such equity financing would result in further dilution to existing shareholders.

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

Price competition is also increasing as a result of a number of mergers/acquisition in the drug testing market, as some of these mergers/acquisitions were of US based companies. Oftentimes, when US based companies are purchased, their manufacturing operations are moved outside of the US and this enables the acquirer to lower prices on the products, thereby increasing the number of lower cost products on the market.

Based upon actual results in the year ended December 31, 2012, and given current levels of operating expenses, we must achieve approximately $3.1 million in quarterly net sales to attain break-even results of operations. If our products do not achieve and maintain this level of revenue, or if we fail to maintain certain gross profit margins, our results of operations would be significantly harmed.

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

Satisfactory Product Performance. Due to the variety and complexity of the environments in which our customers operate, our products may not operate as expected, unanticipated problems may arise with respect to the technologies incorporated into our drug tests or product defects affecting product performance may become apparent after our drug tests enter the market. We could incur significant costs if we are required to remedy defects in any of our products after commercial introduction. Any of these issues could result in cancelled orders, delays and increased expenses.

In addition, some of our competitors are more well known, and some have far greater financial resources, which means they can devote substantially more resources to business and product development and marketing efforts. Our inability to successfully address any competitive risk factors could negatively impact sales and further reduce our profitability.

One of our customers accounted for more than 10% of our total net sales in the year ended December 31, 2012.

One of our customers accounted for approximately 14.8% of our total net sales in the year ended December 31, 2012. Although we have entered into a written purchase agreement with this customer, this customer does not have any minimum purchase obligations and could stop buying our products with 90-days notice. A reduction, delay or cancellation of orders from this customer or the loss of this customer could reduce our revenues. We cannot provide assurance that this customer or any of our current customers will continue to place orders, that orders by existing customers will continue at current or historical levels or that we will be able to obtain orders from new customers.

We rely on third parties for raw materials used in our DOA products and in our bulk test strip contract manufacturing processes.

We currently have approximately 51 suppliers who provide us with the raw materials necessary to manufacture our point of collection drug-testing strips and our point of collection tests for DOA. For most of our raw materials we have multiple suppliers, but there are a few raw materials for which we only have one supplier. The loss of one or more of these suppliers, the non-performance of one or more of their materials or the lack of availability of raw materials could suspend our manufacturing process related to our DOA products. This interruption of the manufacturing process could impair our ability to fill customers’ orders as they are placed, putting the Company at a competitive disadvantage.

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

We have a significant amount of raw material and “work in process” inventory on hand that may not be used in the year ended December 31, 2013 if the expected configuration of sales orders is not received at projected levels.

We currently have approximately $1,578,000 in raw material components for the manufacture of our products at December 31, 2012. The non-chemical raw material components may be retained and used in production indefinitely and the chemical raw materials components have lives in excess of 20 years. In addition to the raw material inventory, we have approximately $671,000in manufactured testing strips, or other “work in process” inventory at December 31, 2012. The components for much of this “work in process” inventory have lives of 12-24 months. If sales orders received are not for products that would utilize the raw material components, or if product developments make the raw materials obsolete, we may be required to dispose of these unused raw materials. In addition, since the components for much of the “work in process” inventory have lives of 12-24 months, if sales orders within the next 12-24 months are not for products that contain the components of the “work in process” inventory, we may need to discard this expired “work in process” inventory. We have established an allowance for obsolete or slow moving inventory. At December 31, 2012, this allowance was $261,000. There can be no assurance that this allowance will continue to be adequate for the year ending December 31, 2013 and/or that it will not have to be adjusted in the future.

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

We are dependent on the expertise and experience of our senior management for our future success. The loss of a member of senior management could negatively impact our business and results of operations. Currently we have 2 executive officers, Stan Cipkowski, our CEO, CFO, Treasurer and Director, and Melissa A. Waterhouse, our EVP, Regulatory Affairs, Chief Compliance Officer and Corporate Secretary; both of which have employment agreements in place. Even with employment agreements in place, there can be no assurance that Cipkowski or Waterhouse will continue their employment; and the loss of either Cipkowski or Waterhouse could disrupt the business and therefore have a negative impact on business results. We also have a number of other individuals in senior management positions. There can be no assurance that they too will continue their employment. We do maintain key man insurance for our Chief Executive Officer Stan Cipkowski.

Any adverse changes in our regulatory framework could negatively impact our business.

In the past, our industry believed that when DOA POCTs were sold in non-clinical markets (such as workplace), they did not fall under the definition of a “medical device”, but when sold in the Clinical market, they did fall under the definition of a “medical device”. When a product is a medical device, a 510(k) marketing application must be submitted to the FDA. A 510(k) is a premarketing submission made to the FDA to demonstrate that the device to be marketed is as safe and effective, that is, substantially equivalent, to a legally marketed device that is not subject to premarket approval. Applicants must compare their 510(k) device to one or more similar devices currently on the U.S. market and make and support their substantial equivalency claims. A legally marketed device is a device that was legally marketed prior to May 28, 1976 (pre-amendments device), or a device that has been reclassified from Class III to Class II or I, or a device which has been found to be substantially equivalent to such a device through the 510(k) process, or one established through Evaluation of Automatic Class III Definition. The legally marketed device(s) to which equivalence is drawn is known as the “predicate” device(s). Applicants must submit descriptive data and, when necessary, performance data to establish that a device is substantially equivalent to a predicate device.

Our urine point of collection products have received 510(k) marketing clearance from the FDA, and have therefore met FDA requirements for professional use. Our oral fluid products have never been marketed or sold to the Clinical market (or to any market that would use the products for diagnosis or treatment) and given our belief that 510(k) marketing clearance was not required to sell in non-clinical markets, we never sought 510(k) marketing clearance from FDA on our oral fluid DOA products. We have also been granted a CLIA waiver from the FDA related to our Rapid TOX product line.

In July 2009, we received a warning letter from FDA, which indicated that we were marketing OralStat (one of our oral fluid DOA products), in workplace settings without marketing clearance or approval (see Current Report on Form 8-K filed with the SEC on August 5, 2009). A warning letter is considered by FDA to be informal and advisory. While a warning letter communicates FDA’s position on a matter it does not commit the FDA to taking enforcement action. We communicated to the FDA our belief (based on legal opinion) that marketing clearance was not required in non-clinical markets, and the fact that there were many other oral fluid point of collection drug tests being sold in the Workplace market by our competitors, none of which have received FDA marketing clearance. The FDA continued to disagree with our interpretation of FDA regulations related to medical devices, and the FDA continued to assert jurisdiction of drug testing performed in the workplace. We also advised FDA that we were willing to obtain marketing clearance but that specific technical and scientific issues existed when attempting to utilize FDA’s draft guidance for our OralStat (because the draft guidance was written for urine drug tests). Nevertheless, we were unable to reach a consensus with the FDA on neither the jurisdiction issue nor the technical issues.

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

The cost of obtaining marketing clearance will be material and incurring such cost could have a negative impact on our efforts to improve our performance and to achieve profitability. Furthermore, there can be no assurance that we will obtain marketing clearance from the FDA, especially since we would be among the first companies to apply for such marketing clearance. Our point of collection oral fluid drug tests historically account for a material portion of our sales, with sales of oral fluid drug tests accounting for approximately 20% of our sales in the two fiscal years prior to the jurisdiction issues with FDA (the majority of which are sales to the Workplace market). An inability to market and sell our point of collection oral fluid drug tests in the Workplace market will negatively impact our revenues. In addition, the Consent Decree itself could have a negative impact on our relationships with our current customers who purchase our oral fluid tests. The loss of oral fluid test customers would also negatively impact our revenues.

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

We seek to protect our proprietary products under trade secret and copyright laws, which afford only limited protection. We currently have a total of 31 patents related to our POCT products. We have additional patent applications pending in the United States, and other countries, related to our POCT products. We have trademark applications pending in the United States. Certain trademarks have been registered in the United States and in other countries. There can be no assurance that the additional patents and/or trademarks will be granted or that, if granted, they will withstand challenge.

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

Stock Option Plans. We currently have two non-statutory stock option plans, the Fiscal 2000 Non-statutory Stock Option Plan (the “2000 Plan”) and the Fiscal 2001 Non-statutory Stock Option Plan (the “2001 Plan”). Both the 2000 Plan and the 2001 Plan have been adopted by our Board of Directors and approved by our shareholders, and both have options issued, but only the 2001 Plan has options available for future issuance. As of December 31, 2012 there were 23,500 options issued and outstanding under the 2000 Plan and 2,915,580 options issued and outstanding under the 2001 Plan, for a total of 2,939,080 options issued and outstanding as of December 31, 2012. Of the total options issued and outstanding, 2,189,080 are fully vested as of December 31, 2012. As of December 31, 2012, there were 801,420 options available for issuance under the 2001 Plan.

Series A Debentures. In August 2008, we completed an offering of 10% Series A Debentures (“Series A Debentures”) and received gross proceeds of $750,000. The net proceeds of the offering of Series A Debentures were $631,000 after placement agent fees and expenses, legal and accounting fees and state filing fees. Holders of the Series A Debentures have a right of conversion of the principal amount of the Series A Debentures into shares (the “Debenture Conversion Shares”) of the common stock of the Company (“Common Stock”), at a conversion rate of 666.67 shares per $500 in principal amount of the Series A Debentures (representing a conversion price of approximately $0.75 per share). This conversion right could be exercised at any time, commencing the earlier of (a) 120 days after the date of the Series A Debentures, or (b) the effective date of a Registration Statement to be filed by the Company with respect to the Conversion Shares. We have the right to redeem any Series A Debentures that have not been surrendered for conversion at a price equal to the Series A Debentures’ face value plus $0.05 per underlying common share, or $525 per $500 in principal amount of the Series A Debentures. We can exercise this redemption right at any time within 90 days after any date when the closing price of the Common Stock has equaled or exceeded $2.00 per share for a period of 20 consecutive trading days.

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

The Series A Debentures were set to mature on August 1, 2012; however, July 25, 2012, we entered into another Placement Agent Agreement (the “Agent Agreement”) with Cantone. Under the terms of the Agent Agreement, Cantone acted as our exclusive placement agent in connection with an amendment of the Series A Debentures. Under the amendment, the term of Series A Debentures was extended to reflect a due date of August 1, 2013, and the interest rate during the extension period was increased from 10% to 15% per annum, due quarterly in arrears. All other terms of the Series A Debentures remained unchanged. As compensation for their placement agent services, Cantone received a cash fee of 5% of the gross amount of existing Series A Debentures, or $37,500, and the Placement Agent Warrants issued to Cantone (in connection with their services as placement agent in the original Series A Debenture financing) were amended to reflect a purchase price of $0.17 per share and a new term of three (3) years.

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

On July 31, 2012, we entered into an Amendment to the Series A Debenture (the “Series A Debenture Amendment”) with thirty-two of the thirty-seven Holders of Series A Debentures (representing $645,000 of Series A Debentures). As previously indicated, the Series A Debenture Amendment extends the due date of the Series A Debenture to August 31, 2013 and increased the interest rate to 15% per annum, payable quarterly in arrears. All other terms of the Series A Debentures remain unchanged. Five of the Debenture Holders (representing $105,000 in Series A Debentures) did not wish to extend the Series A Debentures and we used proceeds of $100,000 from the Bridge Loan and $5,000 paid directly from the Company to pay principal amounts due to these non-extending Debenture Holders. Given that five of the Holders did not extend, and the principal paid, the number of potential Debenture Conversation Shares did decrease from just over 1 million shares to approximately 860,000 shares.

On August 1, 2012, we entered into a Consulting Agreement (“Consulting Agreement”) with CAM. The Consulting Agreement commenced August 1, 2012 and ends on August 1, 2013. Under the terms of the Consulting Agreement, CAM will provide the Company with financial advisory services and advice related to debt refinancing. On August 1, 2012, the Company issued CAM warrants to purchase 300,000 shares of the Company’s common stock at an exercise price of $0.16 per share (the closing price of the Company’s common shares on August 1, 2012) (the “CAM Warrant”). The CAM Warrant is exercisable through July 31, 2015 and has piggyback registration rights.

If these stock options, Debenture Conversion Shares, Placement Agent Warrants or CAM Warrant are exercised, the common shares issued will be freely tradable, increasing the total number of common shares issued and outstanding. If these shares are offered for sale in the public market, the sales could adversely affect the prevailing market price by lowering the bid price of our securities. The exercise of any of these stock options, Debenture Conversion Shares, Placement Agent Warrants or CAM Warrant could also materially impair our ability to raise capital through the future sale of equity securities because issuance of the common shares underlying the stock options, Debenture Conversion Shares, Placement Agent Warrants or CAM Warrant would cause further dilution of our securities. In addition, in the event of any change in the outstanding shares of our common stock by reason of any recapitalization, stock split, reverse stock split, stock dividend, reorganization consolidation, combination or exchange of shares, merger or any other changes in our corporate or capital structure or our common shares, the number and class of shares covered by the stock options and/or the exercise price of the stock options may be adjusted as set forth in their plans.

Substantial resale of restricted securities may depress the market price of our securities.

There are 4,290,523 common shares presently issued and outstanding as of the date hereof that are “restricted securities” as that term is defined under the Securities Act of 1933, as amended, (the “Securities Act”) and in the future may be sold in compliance with Rule 144 of the Securities Act (“Rule 144”), or pursuant to a registration statement filed under the Securities Act. Rule 144 addresses sales of restricted securities by affiliates and non-affiliates of an issuer. An “affiliate” is a person, such as an officer, director or large shareholder, in a relationship of control with the issuer. “Control” means the power to direct the management and policies of the company in question, whether through the ownership of voting securities, by contract, or otherwise. If someone buys securities from a controlling person or an affiliate, they take restricted securities, even if they were not restricted in the affiliate's hands.

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

The SEC has adopted regulations that define a “penny stock” to be any equity security that has a market price per share of less than $5.00, subject to certain exceptions, such as any securities listed on a national securities exchange or securities of an issuer in continuous operation for more than three years whose net tangible assets are in excess of $2 million, or an issuer that has average revenue of at least $6 million for the last three years. Our common shares were delisted from the NASDAQ Capital Market in September 2009 and are currently trading on the Pink OTC Markets, Inc., under their OTCQB market tier (the US registered and reporting marketplace for over-the-counter (OTC) securities). As of the year ended December 31, 2012, our net tangible assets did not exceed $2 million, however, our average revenue for the last three years exceeded $6 million, so that our securities currently qualify for exclusion from the “penny stock” definitions. However, if our three-year average revenue falls below $6 million, we would fail to qualify for the exclusion, and our common shares would be subject to “penny stock” rules. For any transaction involving a “penny stock,” unless exempt, the rules impose additional sales practice requirements on broker-dealers, subject to certain exceptions. For these reasons, a broker-dealer may find it more difficult to trade our common stock and an investor may find it more difficult to acquire or dispose of our common stock on the secondary market. Therefore, broker-dealers may be less willing or able to sell or make a market in our securities because of the penny stock disclosure rules. Not maintaining a listing on a major stock market may result in a decrease in the trading price of our securities due to a decrease in liquidity and less interest by institutions and individuals in investing in our securities, and could also make it more difficult for us to raise capital in the future. Furthermore, listing on the OTCQB may make it more difficult to retain and attract market makers. In the event that market makers cease to function as such, public trading of our securities will be adversely affected or may cease entirely.

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

The global economy has faced an extended worldwide recession and economic crisis. The recession and economic crisis has substantially reduced our sales and negatively impacted our results of operations. The magnitude and duration of the recession and economic crisis make it extremely difficult to forecast future sales levels. Without an economic recovery, we could experience lower sales, lower gross margins and increased bad debt risks, all of which could adversely affect our results of operations, financial condition and cash flows. There could be a number of other adverse effects on the Company’s business, including insolvency of customers and suppliers.

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

On March 28, 2011, the Defendants filed an Answer to our Complaint and Defendant Gould filed a counter-claim against the Company in the amount of $150,000 alleging breach of contract related to an employment agreement between Gould and the Company. We filed a reply to Gould’s counterclaim on April 13, 2011. Our reply asserted that the Company did not breach the prior employment agreement in place with Gould, that the Company provided the required written notice of non-renewal of Gould’s employment agreement, and that Gould’s employment agreement expired on May 31, 2010; at which time Gould became an at-will employee of the Company. Gould was subsequently terminated for cause on July 28, 2010. A conference was held with the court on June 16, 2011, at which issues in dispute were discussed and a discovery schedule was set. The Company has responded to the Defendants discovery requests and as of the date of this report, the Company is awaiting complete responsive discovery items from Defendants. Depositions in the matter are ongoing. Depositions and discovery were expected to be completed by April 30, 2012, however, pretrial discovery was extended to September 28, 2012 due to an unexpected personal issue that occurred involving the Defendants attorney; this unexpected issue was unrelated to the case or the claims of the case. On September 11, 2012, pretrial discovery was extended again to December 14, 2012 and on January 18, 2013, another court conference was held that further extended factual discovery until February 28, 2013 and all depositions, including expert witness, are to be conducted by June 3, 2013.

As previously disclosed, we received a warning letter from the FDA in July 2009 that alleges we were marketing our point of collection oral fluid drug test, OralStat, in workplace settings without marketing clearance or approval. A warning letter is considered by FDA to be informal and advisory. While a warning letter communicates FDA’s position on a matter it does not commit the FDA to taking enforcement action. We communicated to the FDA our belief (based on legal opinion) that marketing clearance was not required in non-clinical markets. The FDA continued to disagree with our interpretation of FDA regulations related to medical devices, and the FDA continued to assert jurisdiction of drug testing performed in the workplace. We also advised FDA that we were willing to obtain marketing clearance but that specific technical and scientific issues existed when attempting to utilize FDA’s draft guidance for our OralStat (because the draft guidance was written for urine drug tests). Nevertheless, we were unable to reach a consensus with the FDA on neither the jurisdiction issue nor the technical issues.

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

In addition to the previous disclosures, from time to time, the Company is named in legal proceedings in connection with matters that arose during the normal course of business. While the ultimate result of any such litigation cannot be predicted, if we are unsuccessful in defending any such litigation, the resulting financial losses could have an adverse effect on the financial position, results of operations and cash flows of the Company. We are aware of no significant litigation loss contingencies for which management believes it is both probable that a liability has been incurred and that the amount of the loss can be reasonably estimated.

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

The following table sets forth the high and low closing bid prices of our securities as reported by the OTCQB in the years ended December 31, 2012 and December 31, 2011. The prices quoted reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

Year ended December 31, 2012	High	Low

Quarter ending December 31, 2012	$0.18	$0.13
Quarter ending September 30, 2012	$0.19	$0.16
Quarter ending June 30, 2012	$0.19	$0.16
Quarter ending March 31, 2012	$0.18	$0.14

Year ended December 31, 2011	High	Low

Quarter ending December 31, 2011	$0.12	$0.06
Quarter ending September 30, 2011	$0.13	$0.06
Quarter ending June 30, 2011	$0.14	$0.06
Quarter ending March 31, 2011	$0.18	$0.07

Holders

Based upon the number of record holders and individual participants in security position listings, as of March 28, 2013, there were approximately 2,300 holders of our securities. As of March 28, 2013, there were 22,166,336 common shares outstanding.

Dividends

We have not declared any dividends on our common shares and do not expect to do so in the foreseeable future. Future earnings, if any, will be retained for use in our business.

Securities authorized for issuance under equity compensation plans previously approved by security holders

We currently have two Non-statutory Stock Option Plans (the 2000 Plan and the 2001 Plan, collectively the “Plans”) that have been adopted by our Board of Directors and subsequently approved by our shareholders. The Plans provide for the granting of options to employees, directors, and consultants (see Part I, Item 1A, Risk Factor titled, “Potential issuance and exercise…”).

Securities authorized for issuance under equity compensation plans not previously approved by security holders

As part of their compensation as the placement agent in connection with the extension of our Series A Debentures, on July 31, 2012, Cantone Research, Inc. (“Cantone”) was issued a three-year warrant, immediately exercisable, to purchase 75,000 shares of the Company’s common stock at an exercise price of $0.17 per share.

On August 1, 2012, we entered into a Consulting Agreement (“Consulting Agreement”) with Cantone Asset Management, LLC (“CAM”). The Consulting Agreement commenced August 1, 2012 and ends on August 1, 2013. Under the terms of the Consulting Agreement, CAM will provide the Company with financial advisory services and advice related to debt refinancing. On August 1, 2012, the Company issued CAM warrants to purchase 300,000 shares of the Company’s common stock at an exercise price of $0.16 per share (the closing price of the Company’s common shares on August 1, 2012) (the “CAM Warrant”). The CAM Warrant is exercisable through July 31, 2015 and has piggyback registration rights. (see Part I, Item 1A, Risk Factor titled, “Potential issuance and exercise…”).

The following table summarizes information as of December 31, 2012, with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by security holders	2,939,080	$0.56	824,920
Equity Compensation Plans not approved by security holders	375,000	$0.16	NA

Performance Graph

As a smaller reporting company, we are not required to provide the information required under this item.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities, Purchases of equity securities by the issuer and affiliated purchasers

On August 1, 2012, we entered into a Consulting Agreement (“Consulting Agreement”) with Cantone Asset Management, LLC (“CAM”). The Consulting Agreement commenced August 1, 2012 and ends on August 1, 2013. Under the terms of the Consulting Agreement, CAM will provide the Company with financial advisory services and advice related to debt refinancing. On August 1, 2012, the Company issued CAM warrants to purchase 300,000 shares of the Company’s common stock at an exercise price of $0.16 per share (the closing price of the Company’s common shares on August 1, 2012) (the “CAM Warrant”). The CAM Warrant is exercisable through July 31, 2015 and has piggyback registration rights. (see Part I, Item 1A, Risk Factor titled, “Potential issuance and exercise…”).

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

Overview and Plan of Operations

During the year ended December 31, 2012, we sustained a net loss of $1,111,000 from net sales of $9,343,000, and had net cash provided by operating activities of $236,000. During the year ended December 31, 2011, we sustained a net loss of $345,000 from net sales of $9,272,000, and had net cash provided by operating activities of $449,000.

During the year ended December 31, 2012, we continued to market and distribute our urine and oral fluid-based point of collection tests for DOA and our Rapid Reader drug screen result and data management system, and we also performed bulk test strip contract manufacturing services for unaffiliated third parties. Throughout the year ended December 31, 2012, we continued to take steps to reduce manufacturing costs to increase our gross margin. The recession continued to have a negative impact on our sales throughout the year ended December 31, 2012, although we were able to achieve a moderate increase in sales in the year ended December 31, 2012 when compared to the year ended December 31, 2011. In response to the uncertainties associated with the state of the global economy, we have continued to implement cost-cutting measures to reduce our operating expenses. Although these measures did not prevent us from sustaining a net loss in the year ended December 31, 2012, these measures did enable the Company to minimize our net loss.

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

Results of operations for the year ended December 31, 2012, compared to the year ended December 31, 2011

Net Sales: Net sales increased 1.0% to $9,343,000 in the year ended December 31, 2012 (“Fiscal 2012”) from $9,272,000 in the year ended December 31, 2011 (“Fiscal 2011”).

Throughout most of Fiscal 2012, the Company sales to our core market of Workplace increased as unemployment rates continue to improve (although at a somewhat slow rate). In addition, Workplace sales were negatively impacted in the first quarter of Fiscal 2011 by our temporary and voluntary cessation of marketing and selling of our oral fluid product in the Workplace market. Contract manufacturing sales consistently improved throughout Fiscal 2012 due to increased contract manufacturing of a product to detect fetal amniotic rupture and a product to detect RSV (respiratory syncytial virus). International sales declined through the second quarter of 2012 but we saw some improvement in the third quarter of 2012, primarily as a result of increased sales to Europe and Latin America.

Government sales declined throughout Fiscal 2012. The economic turmoil has resulted in decreased purchasing levels on some of the government contracts we currently hold; as many of our government customers are attempting to close budget deficits. We continue to find it challenging to compete against foreign manufacturers when attempting to secure contracts with the government. Most government contracts are awarded via an open solicitation process and in most cases, the company with the lowest priced product is awarded the contract. Since foreign manufacturers can offer their products at a lower price due to lower costs, including but not limited to, lower labor, material, regulatory and insurance costs, it has become increasingly difficult to compete from a cost standpoint. However, we have been successful in garnering government contracts, especially in those cases when an emphasis is placed on quality, customer service, technical support and “Made in America” requirements.

While we remain encouraged by reports of improvement in certain aspects of domestic and global economic conditions, until the rate of economic recovery substantially increases, any sales improvement we may experience in our core markets of Workplace and Government is expected to be minimal, however, as a result of signs of improving economic activity, in the fourth quarter of Fiscal 2011, we added two additional sales people to aggressively pursue additional sales opportunities. We are hopeful that future improvement in sales will be more consistent and that we will begin to see improvement in sales in our core markets. If we continue to experience sales declines, we are hopeful such declines will be minimal. We are optimistic that sales in our International market and Contract Manufacturing sales will either continue to improve or decline at minimal rates.

Cost of goods sold/gross profit: Cost of goods sold increased to 64.2% of net sales in Fiscal 2012 from 58.2% of sales in Fiscal 2011. Negatively impacting cost of goods in Fiscal 2012 were inventory disposals and a limited cash flow diminished our capacity to purchase raw materials in greater quantities (and on better terms). Cost of goods in Fiscal 2011 was also negatively impacted by increased costs of raw materials and downward pressure on selling prices as a result of competition from foreign manufacturers.

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

Gross profit in the year ended December 31, 2012 continued to be negatively affected by decreased sales margins due to price pressure from foreign manufacturers and general price pressure in our markets in response to the recession.

Operating Expenses: Operating expenses for Fiscal 2012 increased $251,000, or 6.2% when compared to operating expenses in Fiscal 2011. Research and Development expense decreased while selling and marketing and general and administrative increased as noted below:

Research and development (“R&D”)

R&D expenses for Fiscal 2012 decreased $16,000, or 7.2%, when compared to R&D expenses incurred in Fiscal 2011. The reduction was primarily a result of decreased salaries and benefits. Throughout Fiscal 2012, our R&D department continued to focus their efforts on the enhancement of current products, development of new product platforms and exploration of contract manufacturing opportunities.

Selling and marketing

Selling and marketing expenses for Fiscal 2012 increased $52,000, or 2.9% when compared to selling and marketing expenses incurred in Fiscal 2011. The increase in expense primarily results from an increase in sales commissions partially offset by a decrease in travel expenses and a reduction of royalties payable. Throughout Fiscal 2012, we promoted our products through various marketing activities, including but not limited to selected advertising and participation at trade shows. Our direct sales force continued to focus their selling efforts in our core markets of Workplace and Government, as well as in the Clinical market with our CLIA waived Rapid TOX product line.

General and administrative (“G&A”)

G&A expenses for Fiscal 2012 increased $215,000, or 10.6% when compared to Fiscal 2011. Increases in legal fees, patents and licenses, SEC reporting costs, travel and non-cash compensation were partially offset by reductions in financing costs, auditing expenses and consulting fees.

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

Other income and expense: Other income during Fiscal 2012 consisted of grant income. The grant was originally received from the Columbia Economic Development Corporation and totaled $100,000. The grant was convertible to a loan based upon a percentage of the grant declining from 90% of the grant amount in 2003 to 0% in 2012. The grant was convertible to a loan only if the employment levels in the Kinderhook facility dropped below 45 employees at any time during the year. The employment levels in the Kinderhook facility were 47 and 49 at the years ended December 31, 2012 and December 31, 2011, respectively. The amount of grant income was $10,000 in both Fiscal 2012 and Fiscal 2011.

During Fiscal 2012 and Fiscal 2011 we incurred interest expense of $194,000 and $198,000, respectively, related to our loans and lines of credit with First Niagara Bank, Rosenthal & Rosenthal, Inc., and Medallion Business Credit.

LIQUIDITY AND CAPITAL RESOURCES AS OF DECEMBER 31, 2012

Our cash requirements depend on numerous factors, including product development activities, penetration of our core markets, and effective management of inventory levels and production levels in response to sales forecasts. We expect to devote capital resources to continue product development and research and development activities. We will examine other growth opportunities including strategic alliances and expect such activities will be funded from existing cash and cash equivalents, issuance of additional equity or additional borrowings, subject to market and other conditions. Our financial statements for Fiscal 2012 have been prepared assuming we will continue as a going concern. As of the date of this report, we do not believe that our current cash balances, together with cash generated from future operations and amounts available under our credit facilities will be sufficient to fund operations for the next twelve months. If cash generated from operations is not sufficient to satisfy our working capital and capital expenditure requirements, we will be required to sell additional equity or obtain additional credit facilities. There is no assurance that such financing will be available or that we will be able to complete financing on satisfactory terms, if at all.

In Fiscal 2012, the Company had a real estate mortgage with First Niagara, a line of credit with Medallion Business Credit (which refinanced a line of credit with Rosenthal and Rosenthal, Inc.).

Real Estate Mortgage with First Niagara

On December 17, 2009, we closed on a refinancing and consolidation of our existing real estate mortgage and term note with First Niagara (the “Mortgage Consolidation Loan”). The Mortgage Consolidation Loan was secured by our facility in Kinderhook, New York as well as various pieces of machinery and equipment. We had to comply with a covenant to maintain Liquidity of at least $50,000 (Liquidity is defined as any combination of cash, marketable securities or borrowing availability under one or more credit facilities other than the Mortgage Consolidation Loan), and we maintained compliance with this covenant through the term of the Mortgage Consolidation Loan.

The annual interest rate of the Mortgage Consolidation Loan was fixed at 8.75%. The monthly payment of principal and interest was $16,125. Accrued interest was paid at closing totaling $7,000. In addition, we were required to make a $25,000 principal payment at the time of closing on the prior existing Term Note. We incurred approximately $28,000 in costs associated with the Mortgage Consolidation Loan, which were included in prepaid expenses and other current assets, and were amortized over the term of the Mortgage Consolidation Loan. For the year ended December 31, 2011 we amortized the final $2,000 of these costs. Payments commenced on the Mortgage Consolidation Loan on February 1, 2010, and the loan matured on January 1, 2011.

On February 23, 2011, we amended and extended the Mortgage Consolidation Loan. The amended Mortgage Consolidation Loan has a maturity date of March 1, 2013, and has a 6-year (72 month) amortization. The principal amount of the amended Mortgage Consolidation Loan is $815,000 with a fixed interest rate of 8.25%. The monthly payment of principal and interest is $14,000 and payments commenced on March 1, 2011. We were required to make a $15,000 principal payment at the time of closing of the amended Mortgage Consolidation Loan. We also incurred approximately $2,000 in costs associated with this amendment, which were legal costs incurred by First Niagara and passed on to the Company. These costs were fully amortized as of September 30, 2012. The amended Mortgage Consolidation Loan continues to be secured by our facility in Kinderhook, New York as well as various pieces of machinery and equipment. All other terms of the Mortgage Consolidation Loan remain unchanged, including compliance with the Liquidity covenant previously discussed. As of the date of this report, we are in compliance with this covenant. The balance on the Mortgage Consolidation Loan was $608,000 and $725,000 for the years ended December 31, 2012 and December 31, 2011, respectively. Interest expense recognized was $56,000 and $66,000 for Fiscal 2012 and Fiscal 2011, respectively.

Refinance/Extension of Mortgage Consolidation Loan

On March 8, 2013, the Company entered into a Second Amendment to Loan Agreement (the “Second Mortgage Consolidation Loan Amendment”) with First Niagara Bank related to the Company’s Mortgage Consolidation Loan. Under the Second Mortgage Consolidation Loan Amendment, the Mortgage Consolidation Loan was recast into a 4-year fully amortizing note with a one-year term through March 1, 2014. The interest rate was increased from 8.25% to 9.25% and the monthly payment was reduced to $14,115 from $14,437. The Company was required to make a principal reduction payment of $25,000 at the time of closing. All other terms of the Mortgage Consolidation Loan remained unchanged.

Loan and Security Agreement with Medallion Financial Corp (“Medallion”)

On April 20, 2012 (the “Closing Date”), we entered into a Loan and Security Agreement (the “Loan Agreement”) with Medallion, a Senior Lender, to refinance the Company’s Line of Credit with Rosenthal and Rosenthal, Inc (“Rosenthal”; see below for information on Rosenthal Line of Credit).

Under the Loan Agreement, Medallion provided the Company with up to $1,000,000 under a revolving secured line of credit (the “Medallion Line of Credit”), which is secured by a first security interest in all of the Company’s receivables, inventory, and intellectual property rights along with a second security interest in the Company’s machinery and equipment. The maximum amount available under the Medallion Line of Credit is subject to an Advance Rate that consists of: 85% of eligible accounts receivable and up to 30% of eligible inventory (not to exceed $150,000). “Eligible Receivables” are defined as those receivables that are paid within ninety (90) days of the invoice date. Eligible Receivables consists of both domestic sales and those international sales made in North America. An Eligible Receivable becomes ineligible if more than 25% of the aggregate receivables due from a customer are more than ninety (90) days past due or the aggregate receivables from a customer exceed 25% of the then total outstanding Eligible Receivables. “Eligible Inventory” is defined as raw materials and finished goods that are not obsolete or unmerchantable and are acceptable to Medallion.

From the loan availability on the Closing Date, we drew approximately $566,000 to pay off our Line of Credit with Rosenthal. We were charged a facility fee of 1% of the balance of the Medallion Line of Credit on the Closing Date and will be charged the same facility fee of 1% on each anniversary of the Closing Date thereafter. Under the Loan Agreement, interest on outstanding borrowings is payable monthly and is charged at an annual rate equal to 4% above a base rate (which is the Wall Street Journal Prime as published from time to time; as of December 31, 2012, the Wall Street Journal Prime was 3.25%). If we were to default under the Loan Agreement, interest on outstanding borrowings under the Medallion Line of Credit would be charged at an annual rate of 2% above the interest rate in effect at the time of such default. We are subject to two audits per year by Medallion (provided we are not in default) at a rate of $950.00 per person per day. Prior to closing, we also paid a non-refundable fee in the amount of $10,000 to Medallion for field exam and due diligence costs.

We incurred $20,000 in costs related to the Medallion Line of Credit. These costs were fully expensed in Fiscal 2012. We incurred $42,000 in interest expense in Fiscal 2012 (no interest expense was incurred in Fiscal 2011 as we did not close on the Medallion Line of Credit until April 2012). We had accrued interest of $3,000 at December 31, 2012.

The amount outstanding on the Medallion Line of Credit at December 31, 2012 was $321,000. Additional loan availability was $67,000, for a total Loan Availability of $388,000 as of December 31, 2012. No amounts were outstanding or available at December 31, 2011, as we did not close on the Medallion Line of Credit until April 2012.

So long as any obligations are due to Medallion under the Medallion Line of Credit, we must maintain stockholders’ equity of at least $1,750,000. The Company was not in compliance with this requirement as of the year ended December 31, 2012, however, on January 16, 2013, the Company entered into a three-year Loan and Security Agreement (“LSA”) with Imperium Commercial Finance, LLC (“Imperium”), a new Senior Lender, to refinance the Medallion Line of Credit. Given the termination (and refinancing) of the Medallion Line of Credit, this default did not result in any triggers under the Medallion Line of Credit and did not result in any financial implications for the Company.

(Imperium Line of Credit – Subsequent Event)

Under the LSA, Imperium has agreed to provide the Company with up to a maximum amount of $1,500,000 (“Maximum Funding Amount”) under a revolving secured loan facility (the “Imperium Line of Credit”), which is secured by a first security interest in all of the Company’s receivables, inventory, and intellectual property rights along with a second security interest in the Company’s machinery and equipment (together the “Collateral”). The Maximum Funding Amount is subject to a discretionary borrowing base comprised of: 85% of eligible accounts receivables (excluding, without limitation, receivables remaining unpaid for more than 90 days from invoice date or 60 days from due date, contra receivables, and affiliated receivables), up to the lesser of 60% of eligible finished goods inventory at cost or 75% of appraised net orderly liquidation value of inventory, and a receivable dilution rate of less than 5% (the “Borrowing Base”).

In addition to the Imperium Line of Credit, the Imperium facility includes a discretionary Supplemental Advance of up to $500,000 (the “Imperium Supplemental Advance”). Supplemental advances, once repaid, cannot be re-borrowed, and is secured with the same Collateral as the Imperium Line of Credit.

The Imperium Line of Credit is to be used for working capital and general corporate purposes, and the Imperium Supplemental Advance is to be used for costs associated with obtaining marketing clearance of the Company’s oral fluid products and costs associated with other new market opportunities.

On the Closing Date, the Company paid a closing fee of $10,000 to Imperium, and granted Imperium a 7-year warrant to purchase 2,000,000 common shares of the Company at an exercise price of $0.18 (the “Imperium Warrants”). The Imperium Warrants will be valued using the Black-Scholes pricing model. The Company also paid an early termination fee of $25,000 to Medallion on the Closing Date, and a finder’s fee of 3% of the gross proceeds from the Imperium financing, or $60,000, to Monarch Capital Group, LLC.

The Company will also pay Imperium an Unused Line Fee in an amount equal to 2% (a) from and after the Closing Date through and including March 31, 2013, the Maximum Revolving Amount of $1,500,000 less the aggregate amounts outstanding to Imperium and (b) at all time from and after April 1, 2013, the Maximum Amount of $2,000,000 less the aggregate amounts outstanding to Imperium. The Unused Line Fee for each month (except for the month in which the termination occurs) is payable on the first day of each calendar month following the Closing Date; the final monthly installment of the Unused Line Fee is payable on the termination date. The Company will also pay to Imperium a Collateral monitoring fee of $2,500 on the first day of each month during the term of the LSA.

A success fee of $175,000 (“Success Fee”) is due and payable if Imperium terminates due to an event of default, or if the Company terminates and pre-pays all amounts due to Imperium prior to the stated expiration date of January 16, 2016, however, the Success Fee is not due and payable if Imperium has exercised all its rights under the Imperium Warrant and sells all of the common shares underlying the Imperium Warrant on or before January 16, 2016 and if on the date that Imperium completes such sale(s), the price per share of the Company’s common shares is at least $0.70 per common share.

Under the LSA, interest on the Imperium Line of Credit and the Imperium Supplemental Advance is in cash at a rate equal to eight percent (8%) per annum and (ii) in kind (i.e., “PIK” interest) at a rate equal to two percent (2%) per annum (collectively, the “Interest Rate”), all of which “PIK” interest shall be added to and constitute a part of the aggregate principal amount of outstanding Line of Credit borrowing or aggregate principal amount of outstanding Supplemental Advances, as applicable, as and when such “PIK” interest becomes due and payable hereunder. Interest is payable on the Line of Credit and Supplemental Advance in arrears for the preceding calendar month on the first day of each calendar month.

So long as any obligations are due to Imperium under the LSA, the Company must maintain Net Borrowing Availability of not less than $100,000 (Net Borrowing Availability is defined as borrowing availability less the amounts due under the Imperium Line of Credit). There are also certain minimum EBITDA (Earnings Before Interest, Taxes Depreciation and Amortization) requirements. More specifically, the Company must have EBITDA of not less than (a) $25,000 for the Fiscal Quarter ending on or about March 31, 2013, (b) $100,000 for the Fiscal Quarter ending on or about June 30, 2013, (c) $200,000 for the Fiscal Quarter ending on or about September 30, 2013, and (d) $300,000 for the Fiscal Quarter ending on or about December 31, 2013 and for each of the Fiscal Quarters thereafter.

In an event of default, which includes but is not limited to, failure of the Company to make any payment when due, and non-compliance with the Net Borrowing Availability and minimum EBITDA requirements, the interest rate will be increased by 4% for as long as the event of default occurs. Imperium’s other remedies include, but are not limited to, termination or suspension of Imperium’s obligation to make further advances to the Company, declaration of all amounts owed to Imperium due and payable.

On December 18, 2012, the Company gave Medallion written notice of non-renewal as provided under the Financing Agreement. On January 16, 2013 all indebtedness due to Medallion was paid in full and Medallion’s security interest in the Company’s assets were terminated.

ROSENTHAL LINE OF CREDIT

In July 2009, we entered into a Financing Agreement (the “Financing Agreement”) with Rosenthal. On February 28, 2012, we gave Rosenthal written notice of non-renewal as provided under the Financing Agreement, and as a result, the Financing Agreement terminated on May 31, 2012.

Under the Financing Agreement, Rosenthal provided the Company with up to $1,500,000 under a revolving secured line of credit (“Rosenthal Line of Credit”). The Rosenthal Line of Credit was collateralized by a first security interest in all of the Company’s accounts receivables, inventory, and intellectual property, and a second security interest in our machinery and equipment, leases, leasehold improvements, furniture and fixtures. The maximum availability of $1,500,000 was subject to an availability formula based on certain percentages of accounts receivable and inventory, and elements of the availability formula were subject to periodic review and revision by Rosenthal. Under the Financing Agreement, we paid Rosenthal an administrative fee of $1,500 per month and an annual fee of $15,000. There were additional administrative fees paid that totaled $34,000 in Fiscal 2011 (there were no administrative fees charged in Fiscal 2012). Under the Financing Agreement, interest was payable monthly, and was charged at variable rates (based on the Prime Rate), with minimum monthly interest of $4,000. We incurred $19,000 in interest expense in Fiscal 2012 and $54,000 in interest expense in Fiscal 2011.

We incurred $41,000 in costs related to the Rosenthal Line of Credit. These costs were amortized over the three-year term of the Rosenthal Line of Credit. We amortized $6,000 of these costs in Fiscal 2012 and $14,000 of these costs in Fiscal 2011.

In April 2012, we drew approximately $566,000 from our Medallion Line of Credit to pay off the Rosenthal Line of Credit so the amount due on the Rosenthal Line of Credit as of December 31, 2012 was $0. The amount outstanding on the Rosenthal Line of Credit at December 31, 2011 was $397,000, with $361,000 of this amount outstanding collateralized by accounts receivable at an interest rate of 8% and $36,000 collateralized by inventory at an interest rate of 9%. Additional loan availability was $159,000, for a total Loan Availability of $556,000 as of December 31, 2011.

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

We incurred $131,000 in expenses related to the offering, including $12,000 in expense related to warrants issued to Cantone. We amortized $19,000 of expense related to these debt issuance costs in Fiscal 2012, of which a little under $2,000 was share based payment expense related to the Cantone warrants, and $32,000 of expense in Fiscal 2011, of which just over $2,000 was share based payment expense related to the Cantone warrants.

The unamortized balance was $0 as of December 31, 2012 (as the Series A Debentures matured on August 1, 2012) and $19,000 as of December 31, 2011.

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

On July 31, 2012, we entered into an Agreement to the Series A Debenture (the “Series A Debenture Amendment”) with thirty-two of the thirty-seven holders of Series A Debentures (the “Debenture Holders”) (representing $645,000 of Series A Debentures). As previously indicated, the Series A Debenture Amendment extended the due date of the Series A Debentures to August 1, 2013 and increased the interest rate to 15% per annum, payable quarterly in arrears. All other terms of the Series A Debentures remain unchanged. Five of the Debenture Holders (representing $105,000 in Series A Debentures) did not wish to extend the Series A Debentures and we used proceeds of $100,000 from the Bridge Loan and $5,000 paid directly from the Company to pay principal amounts due to these non-extending Debenture Holders.

We recognized $93,000 and $75,000 in interest expense related to the Series A Debentures in Fiscal 2012 and Fiscal 2011, respectively. We had $26,000 and $36,000 in accrued interest expense related to the Series A Debentures at December 31, 2012 and December 31, 2011, respectively.

Working Capital

The Company’s working capital decreased $1,511,000 to $374,000 at December 31, 2012 from $1,885,000 at December 31, 2011. The decrease in working capital stemmed primarily from the reclassification of the Series A Debentures from non-current to current liabilities and the Company’s net loss.

We have historically satisfied net working capital requirements through cash from operations, bank debt, and occasional proceeds from the exercise of stock options and warrants.

Dividends

We have never paid any dividends on our common shares and we anticipate that all future earnings, if any, will be retained for use in our business.

Cash Flows

Operating Activities

A decrease in inventory and accounts receivable and an increase in accounts payable, offset by a decrease in accrued expenses and wages payable resulted in cash provided by operating activities of $236,000 for Fiscal 2012, compared to cash provided by operating activities of $449,000 for Fiscal 2011.

Investing Activities

Net cash used in investing activities of $34,000 in Fiscal 2012 was for investment in property, plan and equipment and patent application costs. Net cash used in investing activities of $173,000 in Fiscal 2011 was for investment in property, plant and equipment.

Financing Activities

Net cash used in financing activities of $206,000 in Fiscal 2012 consisted of net payments of our line of credit, payments on other debt financing, and debt issuance costs, offset by proceeds from a bridge loan. Net cash used in financing activities of $220,000 in Fiscal 2011 consisted of net payments of our line of credit and payments on other debt financing.

At December 31, 2012 and December 31, 2011, we had cash and cash equivalents of $89,000 and $93,000, respectively.

Given our current sales levels and results of operations, we expect that we may need to raise additional capital in the year ending December 31, 2013 to be able to continue operations. If events and circumstances occur such that we do not meet our current operating plans, we are unable to raise sufficient additional equity or debt financing, or our credit facilities are insufficient or not available, we may be required to further reduce expenses or take other steps which could have a material adverse effect on our future performance.

Our ability to repay or to refinance our current debt will depend primarily upon our future operating performance, which may be affected by general economic, financial, competitive, regulatory, business and other factors beyond our control, including those discussed herein. In addition, we cannot assure you that future borrowings or equity financing will be available for the payment or refinancing of any indebtedness we may have.

Our failure to comply with the restrictive covenants under our revolving credit facility and other debt instruments could result in an event of default, which, if not cured or waived, could result in the Company being required to repay these borrowings before their due date or pay higher costs associated with the indebtedness. If we are forced to refinance these borrowings on less favorable terms, our results of operations and financial condition could be adversely affected by increased costs and rates. We may also be forced to pursue one or more alternative strategies, such as restructuring or refinancing our indebtedness, selling assets, reducing or delaying capital expenditures or seeking additional equity capital. There can be no assurances that any of these strategies could be effected on satisfactory terms, if at all.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, Management has concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

Item 10.      Directors, Executive Officers, and Corporate governance

The information required by this item is contained in our definitive Proxy Statement with respect to our Annual Meeting of Shareholders for the year ended December 31, 2012, under the captions “Discussion of Proposal Recommended by Board”, “Directors that are not Nominees”, “Additional Executive Officers and Senior Management”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Code of Ethics”, “Nominating Committee”, “Audit Committee” and “Audit Committee Financial Expert” and is incorporated herein by reference.

Item 11.      Executive Compensation

The information required by this item is contained in our definitive Proxy Statement with respect to our Annual Meeting of Shareholders for the year ended December 31, 2012, under the captions “Executive Compensation”, “Compensation of Directors”, “Compensation Committee Interlocks and Insider Participation”, and “Compensation Committee Report”, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management AND RELATED STOCKHOLDER MATTERS

The information required by this item is contained within Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities earlier in this Annual Report on Form 10-K and in our definitive Proxy Statement with respect to the Annual Meeting of Shareholders for the year ended December 31, 2012, under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is contained in our definitive Proxy Statement with respect to the Annual Meeting of Shareholders for the year ended December 31, 2012, under the captions “Certain Relationships and Related Transactions” and “Independent Directors”, and is incorporated herein by reference.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is contained in our definitive Proxy Statement with respect to the Annual Meeting of Shareholders for the year ended December 31, 2012, under the caption “Independent Public Accountants”, and is incorporated herein by reference.

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

(3)	See Item 15(b) of this Annual Report on Form 10-K.

(b)       Exhibits

Number	Description of Exhibits

3.5	Bylaws (1)
3.50	Amended and Restated Bylaws (2)
3.51	Amended and Restated Bylaws (3)
3.6	Fifth amendment to the Certificate of Incorporation (filed as Exhibit 3.6 to the Company’s Form SB-2 filed on November 21, 1996 and incorporated herein by reference)
3.7	Sixth amendment to the Certificate of Incorporation (2)
4.9	2009 Series A Debenture Offering - Form of Debenture Placement Agreement (4)
4.10	2009 Series A Debenture Offering - Form of Private Placement Memorandum (4)
4.11	2009 Series A Debenture Offering - Form of Security Purchase Agreement (4)
4.12	2009 Series A Debenture Offering - Form of Series A Debenture (4)
4.13	2009 Series A Debenture Offering - Form of Registration Rights Agreement (4)
4.15	Fiscal 2000 Nonstatutory Stock Option Plan (filed as part of the Company’s Proxy Statement for its Fiscal 2000 Annual Meeting and incorporated herein by reference) (a)
4.17	Fiscal 2001 Nonstatutory Stock Option Plan (filed as part of the Company’s Proxy Statement for its Fiscal 2002 Annual Meeting and incorporated herein by reference) (a)
4.18	2009 Series A Debenture Offering - Form of Placement Agent Warrant Agreement (5)
4.19	Placement Agent Agreement by and between the Company and Cantone Research, Inc.(6)
4.20	Bridge Loan Agreement by and between the Company and Cantone Asset Management, LLC(6)
4.21	Note (Bridge Loan) by and between the Company and Cantone Asset Management, LLC (6)
4.22	Form of Debenture Amendment between the Company and Debenture Holders(6)
4.23	Consulting Agreement between the Company and Cantone Asset Management, LLC(6)
10.8	Lease dated August 1, 1999/New Jersey facility (7)
10.9	Amendment dated March 23, 2001 to Lease dated August 1, 1999/New Jersey facility (8)
10.17	Amendment No.3 dated August 20, 2002/New Jersey facility (9)
10.25	Amendment No 4 dated October 9, 2006/Lease of New Jersey facility (10)
10.26	Amendment No. 5 dated January 19, 2007/Lease of New Jersey facility (10)
10.28	Employment contract between the Company and Martin Gould (a)(11)
10.30	Employment contract between the Company and Stefan Parker (a)(12)
10.31	Employment contract between the Company and Douglas Casterlin (a)(13)
10.32	Employment contract between the Company and Stan Cipkowski (a)(14)
10.33	Letter amending Employment Contract between the Company and Stefan Parker(15)
10.35	Amendment No. 6 dated December 1, 2011/New Jersey facility(16)
10.36	Employment Contract between the Company and Melissa A. Waterhouse(17)
10.37	Amendment No. 7 dated December 12, 2012/New Jersey facility
31.1 & 31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer/Chief Financial Officer
32.1 & 32.2	Section 1350 Certification of the Chief Executive Officer/Chief Financial Officer
101	The following materials from our Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheet, (ii) Statements of Income, (iii) Statements of Cash Flows, (iv) Statements of Changes in Stockholders' Equity, and (v) Notes to Financial Statements.

(a)	Indicates an employee benefits plan, management contract or compensatory plan or arrangement in which a named executive officer participates.
(1)	Filed as the exhibit number listed to the Company’s Form 10-SB filed on November 21, 1996 and incorporated herein by reference.
(2)	Filed as the exhibit number listed to the Company’s Form 10-KSB filed on April 15, 2002 and incorporated herein by reference.
(3)	Filed as the exhibit number listed to the Company’s Current Report on Form 8-K filed on October 18, 2007 and incorporated herein by reference.
(4)	Filed as the exhibit number listed to the Company’s Registration Statement on Form S-3 filed on April 15, 2009 and amended on May 5, 2009 and incorporated herein by reference.
(5)	Filed as exhibit number 4.13 to the Company’s Registration Statement on Form S-3 filed on April 15, 2009 and amended on May 5, 2009 and incorporated herein by reference.
(6)	Filed as the exhibit number listed to the Company’s Current Report on Form 8-K filed with the Commission on July 31, 2012.
(7)	Filed as the exhibit number listed to the Company’s Form 10-KSB filed on August 11, 2000 and incorporated herein by reference.
(8)	Filed as the exhibit number listed to the Company’s Form 10-KSB filed on August 13, 2001 and incorporated herein by reference.
(9)	Filed as the exhibit number listed to the Company’s Form 10-KSB filed on March 31, 2003 and incorporated herein by reference.
(10)	Filed as the exhibit number listed to the Company’s Form 10-KSB filed on March 29, 2007 and incorporated herein by reference.
(11)	Filed as the exhibit number listed to the Company’s Form 10-QSB filed on August 13, 2007 and incorporated herein by reference.
(12)	Filed as the exhibit number listed to the Company’s Form 8-K filed on August 24, 2007 and incorporated herein by reference.
(13)	Filed as the exhibit number listed to the Company’s Form 8-K filed on May 1, 2008 and incorporated herein by reference.
(14)	Filed as the exhibit number listed to the Company’s Form 10-Q filed on November 13, 2009 and incorporated herein by reference.
(15)	Filed as the exhibit number listed to the Company’s Form 8-K filed on August 20, 2010 (and subsequently amended on September 3, 2010) and incorporated herein by reference.
(16)	Filed as the exhibit number listed to the Company’s Form 10-K filed on April 16, 2012 and incorporated herein by reference.
(17)	Filed as the exhibit number listed to the Company’s Current Report on Form 8-K filed with the Commission on April 25, 2012.
(c)	Not applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN BIO MEDICA CORPORATION

By /s/ Stan Cipkowski

Stan Cipkowski
Chief Financial Officer/Chief Executive Officer
Principal Financial Officer
Principal Accounting Officer

Date: March 28, 2013

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 2013:

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

S-1

AMERICAN BIO MEDICA CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

American Bio Medica Corporation.

We have audited the accompanying balance sheet of American Bio Medica Corporation as of December 31, 2012 and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012, and the results of its operations and cash flows for the year ended December 31, 2012, in conformity with generally accepted accounting principles in the United States.

The accompanying consolidated financial statements have been prepared assuming that American Mio Medica Corporation will continue as a going concern. As more fully described in Note A, the Company has incurred recurring operating losses and will have to obtain additional financing and or refinance certain debts maturing in 2013. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Liggett, Vogt & Webb, P.A.

LIGGETT, VOGT & WEBB, P.A.

Certified Public Accountants

New York, New York

March 26, 2013

REPORT OF FORMER INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

/s/ Sherb & Co., LLP
SHERB & CO, LLP
Certified Public Accountants

New York, New York
April 11, 2012

AMERICAN BIO MEDICA CORPORATION

Balance Sheets

	December 31,	December 31,
	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$89,000	$93,000
Accounts receivable, net of allowance for doubtful accounts of $60,000 at December 31, 2012 and $66,000 at December 31, 2011	810,000	883,000
Inventory, net of allowance for slow moving and obsolete inventory of $261,000 at December 31, 2012 and $401,000 at December 31, 2011	2,571,000	3,239,000
Prepaid expenses and other current assets	50,000	61,000
Total current assets	3,520,000	4,276,000

Property, plant and equipment, net	1,192,000	1,304,000
Debt issuance costs, net	29,000	26,000
Patents, net	24,000	0
Other assets	14,000	30,000
Total assets	$4,779,000	$5,636,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,016,000	$631,000
Accrued expenses and other current liabilities	174,000	217,000
Wages payable	231,000	264,000
Line of credit	321,000	397,000
Current portion of long-term debt	1,404,000	872,000
Current portion of unearned grant	0	10,000
Total current liabilities	3,146,000	2,391,000
Other liabilities	145,000	143,000
Long-term debt	0	608,000
Related party note	124,000	124,000
Total liabilities	3,415,000	3,266,000
COMMITMENTS AND CONTINGENCIES
Stockholders’ equity:
Preferred stock; par value $.01 per share; 5,000,000 shares authorized, none issued and outstanding at December 31, 2012 and 2011
Common stock; par value $.01 per share; 50,000,000 shares authorized; 21,833,003 issued and outstanding at December 31, 2012 and 21,744,768 issued and outstanding at December 31, 2011	218,000	217,000
Additional paid-in capital	19,490,000	19,386,000
Accumulated deficit	(18,344,000)	(17,233,000)
Total stockholders’ equity	1,364,000	2,370,000
Total liabilities and stockholders’ equity	$4,779,000	$5,636,000

The accompanying notes are an integral part of the financial statements.

AMERICAN BIO MEDICA CORPORATION

Statements of Operations

	Year Ended December 31, 2012	Year Ended December 31, 2011

Net sales	$9,343,000	$9,272,000

Cost of goods sold	5,999,000	5,396,000

Gross profit	3,344,000	3,876,000

Operating expenses:
Research and development	207,000	223,000
Selling and marketing	1,829,000	1,777,000
General and administrative	2,237,000	2,022,000

Operating loss	(929,000)	(146,000)

Other income / (expense):
Interest income	1,000	0
Interest expense	(194,000)	(198,000)
Other income, net	9,000	9,000

Net loss before tax	(1,113,000)	(335,000)

Income tax benefit (expense)	2,000	(10,000)

Net loss	$(1,111,000)	$(345,000)

Basic and diluted loss per common share	$(0.05)	$(0.02)

Weighted average number of shares outstanding – basic and diluted	21,833,003	21,744,768

The accompanying notes are an integral part of the financial statements.

AMERICAN BIO MEDICA CORPORATION

Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance-December 31, 2010	21,744,768	$217,000	$19,328,000	$(16,888,000)	$2,657,000

Share-based payment expense			58,000		58,000
Net loss				(345,000)	(345,000)

Balance-December 31, 2011	21,744,768	$217,000	$19,386,000	$(17,233,000)	$2,370,000

Shares issued in connection with bridge loan	88,235	1,000			1,000
Share-based payment expense			104,000		104,000
Net loss				(1,111,000)	(1,111,000)

Balance-December 31, 2012	21,833,003	$218,000	$19,490,000	$(18,344,000)	$1,364,000

The accompanying notes are an integral part of the financial statements.

AMERICAN BIO MEDICA CORPORATION

Statements of Cash Flows

	Year Ended	Year Ended
	December 31,	December
		31,
	2012	2011
Cash flows from operating activities:
Net loss	$(1,111,000)	$(345,000)
Adjustments to reconcile net loss to net cash provided by / (used in) operating activities:
Depreciation	123,000	277,000
Loss on disposal of property, plant and equipment	0	1,000
Amortization of debt issuance costs	47,000	48,000
Provision for bad debts	(6,000)	(14,000)
Provision for slow moving and obsolete inventory	454,000	188,000
Share-based payment expense	104,000	58,000
Changes in:
Accounts receivable	79,000	(126,000)
Inventory	214,000	176,000
Prepaid expenses and other current assets	11,000	58,000
Other assets	15,000	0
Accounts payable	386,000	199,000
Accrued expenses and other current liabilities	(38,000)	(75,000)
Unearned grant	(10,000)	(10,000)
Wages payable	(34,000)	12,000
Other liabilities	2,000	2,000

Net cash provided by operating activities	236,000	449,000

Cash flows from investing activities:
Purchase of property, plant and equipment	(11,000)	(173,000)
Patent application costs	(23,000)	0

Net cash used in investing activities	(34,000)	(173,000)

Cash flows from financing activities:
Proceeds from lines of credit	10,185,000	9,071,000
Payments on lines of credit	(10,261,000)	(9,167,000)
Debt issuance costs	(50,000)	0
Proceeds from bridge loan	150,000	0
Payments on debt financing	(230,000)	(124,000)

Net cash used in financing activities	(206,000)	(220,000)

Net (decrease)/ increase in cash and cash equivalents	(4,000)	56,000
Cash and cash equivalents – beginning of period	93,000	37,000
Cash and cash equivalents – end of period	$89,000	$93,000
Supplemental disclosures of cash flow information:
Cash paid for taxes	$0	$0
Cash paid during the year for interest	$201,000	$199,000

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

The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. For the year ended December 31, 2012 (“Fiscal 2012”), the Company had a net loss of $1,111,000 and net cash provided by operating activities of $236,000, compared to a net loss of $345,000 and net cash provided by operating activities of $449,000 for the year ended December 31, 2011 (“Fiscal 2011”). The Company’s cash balances decreased by $4,000 during Fiscal 2012 and increased by $56,000 during Fiscal 2011.

As of December 31, 2012, the Company had an accumulated deficit of $18,344,000. The Company has implemented programs to improve its financial prospects including entering into national and international distribution agreements, debt refinancing, implementing a number of cost-cutting initiatives, including strategic reductions in personnel, analyzing and controlling inventory levels and other measures to enhance profit margins. The Company continues to explore other measures, which would allow the Company to make further improvements in efficiency to lower the costs to manufacture its products.

If cash generated from operations is insufficient to satisfy the Company’s working capital and capital expenditure requirements, the Company will be required to sell additional equity or obtain additional credit facilities. On August 1, 2013, the Series A Debentures will mature (See Note E – Long Term Debt; Debenture Financing). On the maturity date, the Company is obligated to pay all principal and interest due (approximately $669,000) to the Holders of the Series A Debentures. In addition, all principal and interest on the Bridge Loan from Cantone Asset Management LLC (“CAM”), or approximately $173,000, will become due on August 1, 2013. And finally, our Mortgage Loan with First Niagara Bank has a maturity date of March 1, 2013 and all principal and interest will become due upon maturity (See Note L – Subsequent Event; Refinance/Extension of Mortgage Consolidation Loan). The Company is currently involved in discussions to refinance the amounts due to the Series A Debenture Holders and to CAM. There can be no assurance, however, that such financing will be available or that the Company will be able to complete financing on satisfactory terms, if at all.

Our ability to repay or to refinance our current debt will depend primarily upon our future operating performance, which may be affected by general economic, financial, competitive, regulatory, business and other factors beyond our control, including those discussed herein. In addition, we cannot assure you that future borrowings or equity financing will be available for the payment or refinancing of any indebtedness we may have.

Our failure to comply with the restrictive covenants under our revolving credit facility and other debt instruments could result in an event of default, which, if not cured or waived, could result in the Company being required to repay these borrowings before their due date or pay higher costs associated with the indebtedness. If we are forced to refinance these borrowings on less favorable terms, our results of operations and financial condition could be adversely affected by increased costs and rates. We may also be forced to pursue one or more alternative strategies, such as restructuring or refinancing our indebtedness, selling assets, reducing or delaying capital expenditures or seeking additional equity capital. There can be no assurances that any of these strategies could be effected on satisfactory terms, if at all.

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

[2]      Accounts Receivable: Accounts receivable consists of mainly trade receivables due from customers for the sale of our products. Payment terms vary on a customer-by-customer basis, and currently range from cash on delivery to net 60 days. Receivables are considered past due when they have exceeded their payment terms. Accounts receivable have been reduced by an estimated allowance for doubtful accounts. The Company estimates its allowance for doubtful accounts based on facts, circumstances and judgments regarding each receivable. Customer payment history and patterns, historical losses, economic and political conditions, trends and individual circumstances are among the items considered when evaluating the collectability of the receivables. Accounts are reviewed regularly for collectability and those deemed uncollectible are written off. At December 31, 2012 and December 31, 2011, the Company had an allowance for doubtful accounts of $60,000 and $66,000, respectively.

AMERICAN BIO MEDICA CORPORATION

[3]       Inventory: Inventory is stated at the lower of cost or market. Work in process and finished goods are comprised of labor, overhead and raw material costs. Labor and overhead costs are determined on a rolling average cost basis and raw materials are determined on an average cost basis. At December 31, 2012 and December 31, 2011, the Company established an allowance for slow moving and obsolete inventory of $261,000 and $401,000, respectively.

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

AMERICAN BIO MEDICA CORPORATION

Potential common shares outstanding as of December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011

Warrants	375,000	75,000
Options	2,939,080	2,698,580

For Fiscal 2012 and Fiscal 2011, the number of securities not included in the diluted loss per share was 3,314,080, and 2,773,580, respectively, as their effect was anti-dilutive.

[10]        Use of estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our management believes the major estimates and assumptions impacting our financial statements are the following:

•	estimates of the fair value of stock options and warrants at date of grant; and

•	estimates of the inventory reserves; and

•	estimates and evaluation of litigation being pursued.

The fair value of stock options and warrants issued to employees, members of our Board of Directors, consultants and in connection with debt financings is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment.

As a result, if factors change and the Company uses different assumptions, the Company's equity-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company's forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding.

If the Company's actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the equity-based compensation expense could be significantly different from what we have recorded in the current period.

Actual results may differ from estimates and assumptions of future events.

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

AMERICAN BIO MEDICA CORPORATION

Line of Credit and Long-Term Debt—The carrying amounts of the Company’s borrowings under its line of credit agreement and other long-term debt approximates fair value, based upon current interest rates, some of which are variable interest rates.

[13]        Accounting for share-based payments and stock warrants: In accordance with the provisions of ASC Topic 718, “Accounting for Stock Based Compensation”, the Company recognizes share-based payment expense for stock options and warrants. The weighted average fair value of options granted during Fiscal 2012 and Fiscal 2011 was $0.18 and $0.13, respectively. (See Note I [2] – Stockholders’ Equity; Stock Options)

The Company accounts for derivative instruments in accordance with ASC Topic 815 “Derivatives and Hedging” (“ASC Topic 815”). The guidance within ASC Topic 815 requires the Company to recognize all derivatives as either assets or liabilities on the statement of financial position unless the contract, including common stock warrants, settles in the Company’s own stock and qualifies as an equity instrument. A contract designated as an equity instrument is included in equity at its fair value, with no further fair value adjustments required; and if designated as an asset or liability is carried at fair value with any changes in fair value recorded in the results of operations. The weighted average fair value of warrants issued in Fiscal 2012 was $0.16. The Company did not issue any warrants in Fiscal 2011. (See Note I [3] – Stockholders’ Equity; Warrants)

[14]       Concentration of credit risk: The Company sells its drug-testing products primarily to United States customers and distributors. Credit is extended based on an evaluation of the customer’s financial condition.

At December 31, 2012, three customers accounted for 12.8%, 9.7% and 9.6% of the Company’s net accounts receivable. A substantial portion of these balances was collected in the first quarter of the year ending December 31, 2013. Due to the longstanding nature of our relationships with these customers and contractual obligations, the Company is confident that it will recover these amounts.

At December 31, 2011, two customers accounted for 16.8% and 9.4% of the Company’s net accounts receivable. A substantial portion of these balances was collected in the first quarter of the year ended December 31, 2012. Due to the longstanding nature of our relationships with these customers and contractual obligations, the Company is confident that it will recover these amounts.

The Company has established an allowance for doubtful accounts of $60,000 and 66,000 at December 31, 2012 and December 31, 2011, respectively, based on factors surrounding the credit risk of our customers and other information.

One of our customers accounted for approximately 14.8% of net sales of the Company in Fiscal 2012 and 14.1% of net sales of the Company for Fiscal 2011.

The Company maintains certain cash balances at financial institutions that are federally insured and at times the balances have exceeded federally insured limits.

[15]       Reporting comprehensive income: The Company reports comprehensive income in accordance with the provisions of ASC Topic 220, “Reporting Comprehensive Income” (“ASC Topic 220”). The provisions of ASC Topic 220 require the Company to report the change in the Company's equity during the period from transactions and events other than those resulting from investments by, and distributions to, the shareholders. For Fiscal 2012 and Fiscal 2011, comprehensive income was the same as net income.

[16]     Reclassifications: Certain items have been reclassified from the prior years to conform to the current year presentation.

[17]       New accounting pronouncements: There were no new standards adopted in Fiscal 2012 that materially impacted our financial statements.

AMERICAN BIO MEDICA CORPORATION

NOTE B - INVENTORY

Inventory is comprised of the following:

	December 31, 2012	December 31, 2011

Raw Materials	$1,578,000	$1,555,000
Work In Process	671,000	1,735,000
Finished Goods	583,000	350,000
Allowance for slow moving and obsolete inventory	(261,000)	(401,000)
	$2,571,000	$3,239,000

NOTE C – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, are as follows:

	December 31, 2012	December 31, 2011

Land	$102,000	$102,000
Buildings and improvements	1,363,000	1,363,000
Manufacturing and warehouse equipment	2,589,000	2,591,000
Office equipment (incl. furniture and fixtures)	409,000	398,000
	4,463,000	4,454,000
Less accumulated depreciation	(3,271,000)	(3,150,000)
	$1,192,000	$1,304,000

Depreciation expense was $123,000 and $277,000 for Fiscal 2012 and Fiscal 2011, respectively.

NOTE D – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	December 31, 2012	December 31, 2011
Accrued accounting fees	$40,000	$53,000
Accrued interest payable	29,000	36,000
Accounts receivable credit balances	27,000	47,000
Accrued sales tax payable	42,000	11,000
Accrued expenses	24,000	34,000
Other current liabilities	12,000	36,000
	$174,000	$217,000

AMERICAN BIO MEDICA CORPORATION

NOTE E – LONG-TERM DEBT

Long-term debt consisted of the following:

	December 31, 2012	December 31, 2011
First Niagara:
Mortgage payable in equal monthly installments of $14,000 including interest at 8.25% through March 1, 2013 (“Maturity”) with a final lump sum payment representing the entire unpaid balance of principal, plus accrued interest at Maturity, collateralized by the building, land and personal property(1)	$608,000	$725,000
RICOH:
Capital lease payable in equal monthly installment of $390 including interest at 14.11% through May 1, 2012	0	3,000
MARLIN:
Capital lease payable in equal monthly installment of $147 including interest at 14.46% through September 1, 2013	1,000	2,000
Debenture financing(2):
$645,000 in principal amount of Series A Debentures; interest at 15% per annum from August 1, 2012 through December 31, 2012, and 10% from January 1, 2012 through July 31, 2012 and in the year ended December 31, 2011, payable quarterly with first payment due November 1, 2012; maturity date of August 1, 2013	645,000	750,000
Bridge Loan with Cantone Asset Management, LLC:
Interest rate of 15% payable upon loan maturity; maturity date of August 1, 2013.	150,000	0
	1,404,000	1,480,000
Less current portion	1,404,000	(872,000)
Non-current portion	$0	$608,000

(1)	The mortgage through First Niagara was refinanced and extended on March 8, 2013.

(2)	The original debt with the Series A Debenture Holders was $750,000, with an interest rate of 10% per annum. It was payable semi-annually in August and February of each year with the first payment due February 1, 2009 and a maturity date of August 1, 2012. The Series A Debentures were amended and extended on July 31, 2012 and the terms noted in the table above are the revised terms of the Series A Debentures. Even after the amendment and extension, the Series A Debentures remained classified as a current liability given their maturity date of August 1, 2013.

At December 31, 2012, the following are the maturities of long-term debt for each of the next five years:

2013	$1,404,000
2014	0
2015	0
2016	0
2017	0
$1,404,000

FIRST NIAGARA: MORTGAGE CONSOLIDATION LOAN

On December 17, 2009, we closed on a refinancing and consolidation of our existing real estate mortgage and term note with First Niagara (the “Mortgage Consolidation Loan”). The Mortgage Consolidation Loan was secured by our facility in Kinderhook, New York as well as various pieces of machinery and equipment. We had to comply with a covenant to maintain Liquidity of at least $50,000 (Liquidity is defined as any combination of cash, marketable securities or borrowing availability under one or more credit facilities other than the Mortgage Consolidation Loan), and we maintained compliance with this covenant through the term of the Mortgage Consolidation Loan.

AMERICAN BIO MEDICA CORPORATION

The annual interest rate of the Mortgage Consolidation Loan was fixed at 8.75%. The monthly payment of principal and interest was $16,125. Accrued interest was paid at closing totaling $7,000. In addition, we were required to make a $25,000 principal payment at the time of closing on the prior existing Term Note. We incurred approximately $28,000 in costs associated with the Mortgage Consolidation Loan, which were included in prepaid expenses and other current assets, and were amortized over the term of the Mortgage Consolidation Loan. For the year ended December 31, 2011 we amortized the final $2,000 of these costs. Payments commenced on the Mortgage Consolidation Loan on February 1, 2010, and the loan matured on January 1, 2011.

On February 23, 2011, we amended and extended the Mortgage Consolidation Loan. The amended Mortgage Consolidation Loan has a maturity date of March 1, 2013, and has a 6-year (72 month) amortization. The principal amount of the amended Mortgage Consolidation Loan is $815,000 with a fixed interest rate of 8.25%. The monthly payment of principal and interest is $14,000 and payments commenced on March 1, 2011. We were required to make a $15,000 principal payment at the time of closing of the amended Mortgage Consolidation Loan. We also incurred approximately $2,000 in costs associated with this amendment, which were legal costs incurred by First Niagara and passed on to the Company. These costs were fully amortized as of September 30, 2012. The amended Mortgage Consolidation Loan continues to be secured by our facility in Kinderhook, New York as well as various pieces of machinery and equipment. All other terms of the Mortgage Consolidation Loan remain unchanged, including compliance with the Liquidity covenant previously discussed. As of the date of this report, we are in compliance with this covenant. The balance on the Mortgage Consolidation Loan was $608,000 and $725,000 for the years ended December 31, 2012 and December 31, 2011, respectively. Interest expense recognized was $56,000 and $66,000 for Fiscal 2012 and Fiscal 2011, respectively. (See Note L- Subsequent Events; Refinance/Extension of Mortgage Consolidation Loan)

RICOH

In May 2007, we purchased a copier through an equipment lease with RICOH in the amount of $17,000. The term of the lease was five years with an interest rate of 14.11%. In April 2012, we notified RICOH that we were opting to purchase the copier for $1.00 as provided in our lease. The amount outstanding on this lease was $0 at December 31, 2012 and $2,000 at December 31, 2011.

MARLIN

In October 2010, we purchased a copier through an equipment lease with Marlin Leasing in the amount of $4,000. The term of the lease is three years with an interest rate of 14.46%. The amount outstanding on this lease was$1,000 at December 31, 2012 and $2,000 at December 31, 2011.

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

AMERICAN BIO MEDICA CORPORATION

We incurred $131,000 in expenses related to the offering, including $12,000 in expense related to warrants issued to Cantone. We amortized $19,000 of expense related to these debt issuance costs in Fiscal 2012, of which a little under $2,000 was share based payment expense related to the Cantone warrants, and $32,000 of expense in Fiscal 2011, of which just over $2,000 was share based payment expense related to the Cantone warrants.

The unamortized balance was $0 as of December 31, 2012 (as the Series A Debentures matured on August 1, 2012) and $19,000 as of December 31, 2011.

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

On July 31, 2012, we entered into an Agreement to the Series A Debenture (the “Series A Debenture Amendment”) with thirty-two of the thirty-seven holders of Series A Debentures (the “Debenture Holders”) (representing $645,000 of Series A Debentures). As previously indicated, the Series A Debenture Amendment extended the due date of the Series A Debentures to August 1, 2013 and increased the interest rate to 15% per annum, payable quarterly in arrears. All other terms of the Series A Debentures remain unchanged. Five of the Debenture Holders (representing $105,000 in Series A Debentures) did not wish to extend the Series A Debentures and we used proceeds of $100,000 from the Bridge Loan and $5,000 paid directly from the Company to pay principal amounts due to these non-extending Debenture Holders.

We recognized $93,000 and $75,000 in interest expense related to the Series A Debentures in Fiscal 2012 and Fiscal 2011, respectively. We had $26,000 and $31,000 in accrued interest expense related to the Series A Debentures at December 31, 2012 and December 31, 2011, respectively.

AMERICAN BIO MEDICA CORPORATION

NOTE F – LINES OF CREDIT

Loan and Security Agreement with Medallion Financial Corp (“Medallion”)

On April 20, 2012 (the “Closing Date”), we entered into a Loan and Security Agreement (the “Loan Agreement”) with Medallion, a Senior Lender, to refinance the Company’s Line of Credit with Rosenthal and Rosenthal, Inc (“Rosenthal”; see below for information on Rosenthal Line of Credit).

Under the Loan Agreement, Medallion provided the Company with up to $1,000,000 under a revolving secured line of credit (the “Medallion Line of Credit”), which is secured by a first security interest in all of the Company’s receivables, inventory, and intellectual property rights along with a second security interest in the Company’s machinery and equipment. The maximum amount available under the Medallion Line of Credit is subject to an Advance Rate that consists of: 85% of eligible accounts receivable and up to 30% of eligible inventory (not to exceed $150,000). “Eligible Receivables” are defined as those receivables that are paid within ninety (90) days of the invoice date. Eligible Receivables consists of both domestic sales and those international sales made in North America. An Eligible Receivable becomes ineligible if more than 25% of the aggregate receivables due from a customer are more than ninety (90) days past due or the aggregate receivables from a customer exceed 25% of the then total outstanding Eligible Receivables. “Eligible Inventory” is defined as raw materials and finished goods that are not obsolete or unmerchantable and are acceptable to Medallion.

From the loan availability on the Closing Date, we drew approximately $566,000 to pay off our Line of Credit with Rosenthal. We were charged a facility fee of 1% of the balance of the Medallion Line of Credit on the Closing Date and will be charged the same facility fee of 1% on each anniversary of the Closing Date thereafter. Under the Loan Agreement, interest on outstanding borrowings is payable monthly and is charged at an annual rate equal to 4% above a base rate (which is the Wall Street Journal Prime as published from time to time; as of December 31, 2012, the Wall Street Journal Prime was 3.25%). If we were to default under the Loan Agreement, interest on outstanding borrowings under the Medallion Line of Credit would be charged at an annual rate of 2% above the interest rate in effect at the time of such default. We are subject to two audits per year by Medallion (provided we are not in default) at a rate of $950.00 per person per day. Prior to closing, we also paid a non-refundable fee in the amount of $10,000 to Medallion for field exam and due diligence costs.

We incurred $20,000 in costs related to the Medallion Line of Credit. These costs were fully expensed in Fiscal 2012. We incurred $42,000 in interest expense in Fiscal 2012 (no interest expense was incurred in Fiscal 2011 as we did not close on the Medallion Line of Credit until April 2012). We had accrued interest of $3,000 at December 31, 2012.

The amount outstanding on the Medallion Line of Credit at December 31, 2012 was $321,000. Additional loan availability was $67,000, for a total Loan Availability of $388,000 as of December 31, 2012. No amounts were outstanding or available at December 31, 2011, as we did not close on the Medallion Line of Credit until April 2012.

So long as any obligations are due to Medallion under the Medallion Line of Credit, we must maintain stockholders’ equity of at least $1,750,000. The Company was not in compliance with this requirement as of the year ended December 31, 2012, however, on January 16, 2013, the Company entered into a three-year Loan and Security Agreement (“LSA”) with Imperium Commercial Finance, LLC (“Imperium”), a new Senior Lender, to refinance the Medallion Line of Credit. Given the termination (and refinancing) of the Medallion Line of Credit, this default did not result in any triggers under the Medallion Line of Credit and did not result in any financial implications for the Company. (See Note L - Subsequent Event; Refinancing of Medallion Line of Credit).

ROSENTHAL LINE OF CREDIT

In July 2009, we entered into a Financing Agreement (the “Financing Agreement”) with Rosenthal. On February 28, 2012, we gave Rosenthal written notice of non-renewal as provided under the Financing Agreement, and as a result, the Financing Agreement terminated on May 31, 2012.

AMERICAN BIO MEDICA CORPORATION

Under the Financing Agreement, Rosenthal provided the Company with up to $1,500,000 under a revolving secured line of credit (“Rosenthal Line of Credit”). The Rosenthal Line of Credit was collateralized by a first security interest in all of the Company’s accounts receivables, inventory, and intellectual property, and a second security interest in our machinery and equipment, leases, leasehold improvements, furniture and fixtures. The maximum availability of $1,500,000 was subject to an availability formula based on certain percentages of accounts receivable and inventory, and elements of the availability formula were subject to periodic review and revision by Rosenthal. Under the Financing Agreement, we paid Rosenthal an administrative fee of $1,500 per month and an annual fee of $15,000. There were additional administrative fees paid that totaled $34,000 in Fiscal 2011 (there were no administrative fees charged in Fiscal 2012). Under the Financing Agreement, interest was payable monthly, and was charged at variable rates (based on the Prime Rate), with minimum monthly interest of $4,000. We incurred $19,000 in interest expense in Fiscal 2012 and $54,000 in interest expense in Fiscal 2011.

We incurred $41,000 in costs related to the Rosenthal Line of Credit. These costs were amortized over the three-year term of the Rosenthal Line of Credit. We amortized $6,000 of these costs in Fiscal 2012 and $14,000 of these costs in Fiscal 2011.

In April 2012, we drew approximately $566,000 from our Medallion Line of Credit to pay off the Rosenthal Line of Credit so the amount due on the Rosenthal Line of Credit as of December 31, 2012 was $0. The amount outstanding on the Rosenthal Line of Credit at December 31, 2011 was $397,000, with $361,000 of this amount outstanding collateralized by accounts receivable at an interest rate of 8% and $36,000 collateralized by inventory at an interest rate of 9%. Additional loan availability was $159,000, for a total Loan Availability of $556,000 as of December 31, 2011.

NOTE G – INCOME TAXES

A reconciliation of the U.S. Federal statutory income tax rate to the effective income tax rate is as follows:

	Year Ended December 31, 2012	Year Ended December 31, 2011

Tax expense at federal statutory rate	34%	34%
State tax expense, net of federal tax effect	5%	5%
Permanent timing differences	(4%)	(7%)
Deferred income tax asset valuation allowance	(35%)	(32%)
Effective income tax rate	0%	0%

Significant components of the Company’s deferred income tax assets are as follows:

	December 31, 2012	December 31, 2011
Inventory	$18,000	$21,000
Inventory allowance	102,000	156,000
Allowance for doubtful accounts	23,000	26,000
Accrued compensation	27,000	26,000
Net operating loss carry forward expired	(197,000)	(25,000)
Net operating loss carry-forward	5,013,000	4,569,000
Total gross deferred income tax assets	4,986,000	4,773,000
Less deferred income tax assets valuation allowance	(4,986,000)	(4,773,000)
Net deferred income tax assets	$0	$0

AMERICAN BIO MEDICA CORPORATION

The valuation allowance for deferred income tax assets as of December 31, 2012 and December 31, 2011 was $4,986,000 and $4,773,000, respectively. The net change in the deferred income tax assets valuation allowance was an increase of $213,000 for Fiscal 2012. The net change in the deferred income tax assets valuation allowance was an increase of $1,000 for Fiscal 2011.

As of December 31, 2012, the prior three years remain open for examination by the federal or state regulatory agencies for purposes of an audit for tax purposes.

At December 31, 2012, the Company had Federal and New York State net operating loss carry-forwards for income tax purposes of approximately $12,850,000. Our net operating loss carry-forwards began to expire in 2011 and continue to expire through 2031. In assessing the realizability of deferred income tax assets, management considers whether or not it is more likely than not that some portion or all deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment.

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

NOTE H – OTHER INCOME / EXPENSE

Other income in Fiscal 2012 and Fiscal 2011 is comprised primarily of grant income of $10,000 related to a Columbia Economic Development Corporation (“CEDC”) grant, offset by $1,000 loss on sale of assets.

The Company received a $100,000 grant from the CEDC that was dispersed to the Company in installments during the years ended December 31, 2002, 2003, and 2005. The grant is convertible to a loan based upon a percentage of the grant declining from 90% of the grant amount in 2003 to 0% in 2012. The unearned portion of the grant at December 31, 2012 and December 31, 2011 was $0 and $10,000, respectively. The grant was convertible to a loan only if the employment levels in the Kinderhook facility dropped below 45 employees at any time during the year. The employment levels in the Kinderhook facility were 47 and 49 at December 31, 2012 and December 31, 2011, respectively. The grant income recognized in both Fiscal 2012 and Fiscal 2011 was $10,000.

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

[2]          Stock options: During Fiscal 2012 and Fiscal 2011, the Company issued options to purchase 750,000 and 50,000 shares respectively, of common stock under the 2001 Plan:

Medallion Line of Credit Stock Options

As a condition to the Medallion Line of Credit, Stan Cipkowski, our Chief Executive Officer (“Cipkowski”), and our controller J. Duncan Urquhart (“Urquhart”) were each required to execute Validity Guarantees (the “Validity Guarantees”). Under the Validity Guarantees, Cipkowski and Urquhart provide representations and warranties with respect to the validity of our receivables as well as guaranteeing the accuracy of our reporting to Medallion related to the Company’s receivables.

AMERICAN BIO MEDICA CORPORATION

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

The fair value of the Cipkowski stock option grants was estimated utilizing the Black-Scholes option-pricing model. The following weighted average assumptions were used: dividend yield of 0%; risk-free interest rate of 1.99; expected life of 10 years; and stock price volatility of 88%. The value of the stock option grant is $45,000 and the Company will recognize this share-based payment expense over the vesting period of 3 years. We recognized $11,000 in share-based payment expense in Fiscal 2012. As of December 31, 2012 there was $34,000 in unrecognized share-based payment expense with 27 months remaining.

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

The fair value of the Urquhart stock option grant was estimated utilizing the Black-Scholes option-pricing model. The following weighted average assumptions were used: dividend yield of 0%; risk-free interest rate of 1.99; expected life of 10 years; and stock price volatility of 88%. The value of the stock option grant is $45,000 and the Company will recognize this share-based payment expense over the vesting period of 3 years. We recognized $11,000 in share-based payment expense in Fiscal 2012. As of December 31, 2012, there was $34,000 in unrecognized share-based payment expense with 27 months remaining.

Jaskiewicz Medallion Grant

As another condition to the Medallion Line of Credit, Edmund M. Jaskiewicz, our President and Chairman of the Board, was required to execute another Subordination Agreement (“Subordination Agreement”) related to the Jaskiewicz Debt (the $124,000 currently owed to Jaskiewicz by the Company for legal services rendered). Under the Subordination Agreement, the Jaskiewicz Debt is not payable, is junior in right to the Medallion Line of Credit and no payment may be accepted or retained by Jaskiewicz for the Jaskiewicz Debt unless and until we have paid and satisfied in full any obligations to Medallion. As compensation for his execution of the Subordination Agreement, on April 20, 2012 Jaskiewicz was awarded an option grant representing 150,000 common shares of the Company under the Company’s Fiscal 2001 stock option plan, at an exercise price of $0.18, the closing price of the Company’s common shares on April 20, 2012. The option grant vests over three (3) years in installments as follows: 33% (49,500 common shares) on April 20, 2013, 33% (49,500 common shares) on April 20, 2014 and 34% (51,000 common shares) on April 20, 2015.

The fair value of the Jaskiewicz stock option grant was estimated utilizing the Black-Scholes option-pricing model. The following weighted average assumptions were used: dividend yield of 0%; risk-free interest rate of 1.99; expected life of 10 years; and stock price volatility of 88%. The value of the stock option grant is $27,000 and the Company will recognize this share-based payment expense over the vesting period of 3 years. We recognized $7,000 in share-based payment expense in Fiscal 2012. As of December 31, 2012, there was $20,000 in unrecognized share-based payment expense with 27 months remaining.

AMERICAN BIO MEDICA CORPORATION

September 2012 Employee Grants

On September 20, 2012, we issued 2 stock option grants to purchase 50,000 shares each (for a total of 100,000) of the Company’s common stock to 2 non-executive employees at an exercise price of $0.18 (the closing price of the Company’s common shares on September 20, 2012). Both option grants vest over 3 years in installments as follows: 33% (33,000 common shares total) on September 20, 2013, 33% (33,000 common shares total) on September 20, 2014 and 34% (34,000 common shares total) on September 20, 2015.

We will recognize $18,000 in share-based payment expense over the vesting period of 3 years. We recognized $2,000 in share-based payment expense related to these grants in Fiscal 2012. As of December 31, 2012, there was $16,000 in unrecognized expenses with 32 months remaining.

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

In addition to the stock options issued in Fiscal 2012 and Fiscal 2011, the following stock options have been issued prior to Fiscal 2011, and have a portion of their expense recognized in Fiscal 2011:

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

Rosenthal Line of Credit Validity Guarantee Stock Options

As a condition to the Rosenthal Line of Credit closing, Cipkowski was required to execute a Validity Guarantee (the “Validity Guarantee”). Under the Validity Guarantee, Cipkowski provided representations and warranties with respect to the validity of the Company’s receivables and guarantees the accuracy of the Company’s reporting to Rosenthal related to the Company’s receivables and inventory. The Validity Guarantee placed Cipkowski’s personal assets at risk in the event of a breach of such representations, warranties and guarantees. As part of the compensation for his execution of the Validity Guarantee, on July 1, 2009, Cipkowski was awarded an option grant representing 500,000 common shares of the Company under the Company’s 2001 Plan, at an exercise price of $0.20, the closing price of the Company’s common shares on the date of the grant. The option grant vested over three years in equal installments.

AMERICAN BIO MEDICA CORPORATION

The calculated fair value of the Cipkowski options was $0.156 per share. The fair value of the Cipkowski option grant was estimated utilizing the Black-Scholes option-pricing model. The following weighted average assumptions were used: dividend yield of 0%; risk-free interest rate of 4.34%, expected life of 10 years; and stock price volatility of 69%. The value of the Cipkowski grant totaled $78,000, which the Company recognized in share-based payment expense amortized over the required service period of 3 years. The Company recognized $13,000 in share-based payment expense for this grant in Fiscal 2012 and $26,000 in share-based payment expense for this grant in Fiscal 2011. As of December 31, 2012, there was $0 in unrecognized expense and 0 months remaining.

On July 1, 2011, (the second anniversary of the original stock option grant date of July 1, 2009), Jaskiewicz was awarded an additional option grant representing 50,000 common shares of the Company under the Company’s 2001 Plan, at an exercise price of $0.12, the closing price of the Company’s common shares on July 1, 2011. The option grant (50,000 common shares) was 100% immediately exercisable on July 1, 2011. We recognized the full share-based payment expense of $6,000 in Fiscal 2011.

Stock option activity for Fiscal 2012 and Fiscal 2011 is summarized as follows: (the figures contained within the tables below have been rounded to the nearest thousand)

	Year Ended December 31, 2012		Year Ended December 31, 2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	2,699,000	$0.76	3,437,000	$0.82
Granted	750,000	$0.18	50,000	$0.13
Exercised	0	NA	0	NA
Cancelled/expired	(510,000)	$1.06	(788,000)	$0.97
Options outstanding at end of year	2,939,000	$0.56	2,699,000	$0.76
Options exercisable at end of year	2,189,000	$0.69	2,529,000	$0.80

The following table presents information relating to stock options outstanding as of December 31, 2012:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of Exercise		Exercise	Remaining		Exercise
Price	Shares	Price	Life in Years	Shares	Price

$0.07 - $0.20	1,675,000	$0.17	8.12	925,000	$0.16
$0.84 - $1.09	1,054,000	$1.04	1.56	1,054,000	$1.04
$1.11 - $1.74	210,000	$1.28	0.57	210,000	$1.28
TOTAL	2,939,000	$0.56	5.23	2,189,000	$0.69

AMERICAN BIO MEDICA CORPORATION

As of December 31, 2012 there were 23,500 options issued and outstanding under the 2000 Plan and 2,915,580 options issued and outstanding under the 2001 Plan, for a total of 2,939,080options issued and outstanding as of December 31, 2012. Of the total options issued and outstanding, 2,189,080 are fully vested as of December 31, 2012. Intrinsic value of vested options as of December 31, 2012 was insignificant. As of December 31, 2012, there were 801,420 options available for issuance under the 2001 Plan.

[3]         Warrants: As of December 31, 2012 and December 31, 2011, there were 375,000 and 75,000 warrants outstanding, respectively.

In connection with their services as placement agent in the Company’s Series A Debenture offering, on July 17, 2008, the Company issued Cantone Research, Inc. (“Cantone”) a four-year warrant to purchase 30,450 shares of the Company’s common stock at an exercise price of $0.37 per share, and on August 4, 2008 issued Cantone a four-year warrant to purchase 44,550 shares of the Company’s common stock at an exercise price of $0.40 per share. All warrants issued to Cantone were immediately exercisable upon issuance. The closing price of the Company’s common shares was $0.37 and $0.40 on July 17, 2008 and August 4, 2008, respectively. The July 17, 2008 warrants were valued using the Black Scholes pricing model and the following assumptions, dividend yield of zero, volatility of 46.0%, risk free interest rate of 4.7%, and expected life of 4 years. The August 4, 2008 warrants were valued using the Black Scholes pricing model and the following assumptions, dividend yield of zero, volatility of 46.1%, risk free interest rate of 4.6% and expected life of 4 years. The total value of the Cantone warrants was $12,000, which was recognized as financing costs and was amortized over the term of the Series A Debentures, with $2,000 in expense being recognized in Fiscal 2012 and $3,000 in expense being recognized in both Fiscal 2011. As of December 31, 2012, there was $0 in unrecognized expense and 0 months remaining.

The Cantone warrants were amended on July 31, 2012 in connection with the extension and amendment of the Series A Debentures; more specifically they were amended to reflect am exercise price of $0.17 per shares and a new term of three years (see Note E – Long-term Debt; Series A Debenture Extension). The CRI warrants are exercisable through July 31, 2015 (see Part I, Item I, Note E, “Series A Debenture Extension”). The fair value of the Cantone warrants was estimated utilizing the Black-Scholes option-pricing model. The following weighted average assumptions were used: dividend yield of 0%; risk-free interest rate of 1.51; expected life of 3 years; and stock price volatility of 77%. The value of the Cantone warrant is $12,000 and the Company recognized $12,000 (or the full expense) in share based payment expense in Fiscal 2012.

On August 1, 2012, we entered into a Consulting Agreement (“Consulting Agreement”) with Cantone Asset Management, LLC (“CAM”). The Consulting Agreement commenced August 1, 2012 and ends on August 1, 2013. Under the terms of the Consulting Agreement, CAM will provide the Company with financial advisory services and advice related to debt refinancing. On August 1, 2012, the Company issued CAM warrants to purchase 300,000 shares of the Company’s common stock at an exercise price of $0.16 per share (the closing price of the Company’s common shares on August 1, 2012) (the “CAM Warrant”). The CAM Warrant is exercisable through July 31, 2015 and has piggyback registration rights. The fair value of the CAM Warrants was estimated utilizing the Black-Scholes option-pricing model. The following weighted average assumptions were used: dividend yield of 0%; risk-free interest rate of 1.56; expected life of 3 years; and stock price volatility of 77%. The value of the CAM Warrant is $48,000 and the Company recognized $48,000 (or the full expense) in share based payment expense in Fiscal 2012.

NOTE J – COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

[1]         Operating leases: The Company leases office and R&D/production facilities in New Jersey under long-term, non-cancellable operating leases. In December 2012, the Company extended the lease for the New Jersey facility for an additional 12 months, or through December 31, 2013. The future minimum rent due in 2013 under the lease extension is $90,000. The Company also leases office support equipment through September 2014. The future minimum rental payment due in 2013 and 2014 under the support equipment operating lease is $6,000 each year. At December 31, 2012, the future minimum rental payments under these operating leases are as follows:

2013	$96,000
2014	6,000

$102,000

Rent expense was $122,000 in Fiscal 2012 and $126,000 in Fiscal 2011.

AMERICAN BIO MEDICA CORPORATION

[2]          Employment agreements: The Company has entered into employment agreements with its Chief Executive Officer, Stan Cipkowski (“Cipkowski”). The agreement provides for a $206,000 annual salary and was originally for a term of one year and automatically renewed unless either party gave advance notice of 60 days, however, on July 1, 2009, as a condition to the Rosenthal Line of Credit closing, the Company entered into a new employment contract with the CEO that is coterminous with the Rosenthal Line of Credit, however, if the Agreement is not terminated for cause or as a result of the termination or expiration of the Company’s Line of Credit with Rosenthal, the Agreement automatically renews for successive one (1) year terms unless either side gives advance written notice of intent not to renew at least sixty (60) days prior to the end of any one (1) year renewal term. All other terms and provisions of the CEO’s former employment contract remained unchanged. Cipkowski’s employment agreement contains severance provisions; in the event the Company terminates Cipkowski’s employment for any reason other than cause (which is defined under the employment agreement), Cipkowski would receive severance pay equal to 12 months of his base salary at the time of termination, with continuation of all medical benefits during the twelve-month period at the Company’s expense. In addition, Cipkowski may tender his resignation and elect to exercise the severance provision if he is required to relocate more than 50 miles from the Company’s New York facility as a continued condition of employment, if there is a substantial change in the responsibilities normally assumed by his position, or if they are asked to commit or conceal an illegal act by any officer or member of the board of directors of the Company. In the case of a change in control of the Company, Cipkowski would be entitled to severance pay equal to two times his base salary under certain circumstances.

In April 2012, the Company entered into an employment agreement with Melissa A. Waterhouse, its Executive Vice President, Chief Compliance Officer and Corporate Secretary (“Waterhouse”). The agreement provides for a $100,000 annual salary, is for an initial term of one year and automatically renews unless either party gives advance notice of 60 days. Waterhouse’s employment agreement contains severance provisions; in the event the Company terminates Waterhouse’s employment for any reason other than cause (which is defined under the employment agreement), Waterhouse would receive severance pay equal to 12 months of her base salary at the time of termination, with continuation of all medical benefits during the twelve-month period at the Company’s expense. In addition, Waterhouse may tender her resignation and elect to exercise the severance provision if she is required to relocate more than 50 miles from the Company’s New York facility as a continued condition of employment, if there is a substantial change in the responsibilities normally assumed by her position, or if she is asked to commit or conceal an illegal act by any officer or member of the board of directors of the Company. In the case of a change in control of the Company, Waterhouse would be entitled to severance pay equal to two times her base salary under certain circumstances.

On March 25, 2011 the Company received letters of resignation from its EVP, Douglas Casterlin (“Casterlin”) and CFO, Stefan Parker (“Parker”). The Company’s CEO, Stan Cipkowski has assumed the position of CFO and Casterlin’s responsibilities were absorbed by other employees where appropriate (however, in July 2012, Casterlin returned to the Company as an employee and assumed many of the same responsibilities he had prior to his departure). Prior to their resignations, Casterlin and Parker both had employment agreements in place with the Company. The agreement with Parker originally provided for a $120,000 annual salary but was amended in August 2010 to provide for an annual salary of $135,000; the contract term remained one year and would automatically renew unless either party gives advance notice of 60 days. The agreement with Casterlin provided for a $149,000 annual salary, was for a term of one year and would automatically renew unless either party gives advance notice of 60 days. Casterlin’s and Parker’s employment agreements contained the same severance provisions as Cipkowski’s employment agreement.

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

On March 28, 2011, the Defendants filed an Answer to our Complaint and Defendant Gould filed a counter-claim against the Company in the amount of $150,000 alleging breach of contract related to an employment agreement between Gould and the Company. We filed a reply to Gould’s counterclaim on April 13, 2011. Our reply asserted that the Company did not breach the prior employment agreement in place with Gould, that the Company provided the required written notice of non-renewal of Gould’s employment agreement, and that Gould’s employment agreement expired on May 31, 2010; at which time Gould became an at-will employee of the Company. Gould was subsequently terminated for cause on July 28, 2010. A conference was held with the court on June 16, 2011, at which issues in dispute were discussed and a discovery schedule was set. The Company has responded to the Defendants discovery requests and as of the date of this report, the Company is awaiting complete responsive discovery items from Defendants. Depositions in the matter are ongoing. Depositions and discovery were expected to be completed by April 30, 2012, however, pretrial discovery was extended to September 28, 2012 due to an unexpected personal issue that occurred involving the Defendants attorney; this unexpected issue was unrelated to the case or the claims of the case. On September 11, 2012, pretrial discovery was extended again to December 14, 2012 and on January 18, 2013, another court conference was held that further extended factual discovery until February 28, 2013 and all depositions, including expert witness, are to be conducted by June 3, 2013.

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

In addition to the previous disclosures, from time to time, the Company is named in legal proceedings in connection with matters that arose during the normal course of business. While the ultimate result of any such litigation cannot be predicted, if we are unsuccessful in defending any such litigation, the resulting financial losses could have an adverse effect on the financial position, results of operations and cash flows of the Company. We are aware of no significant litigation loss contingencies for which management believes it is both probable that a liability has been incurred and that the amount of the loss can be reasonably estimated.

NOTE K – Related Party Disclosures

Edmund M. Jaskiewicz

During Fiscal 2012 and Fiscal 2011, the Company paid an aggregate of $10,000 and $12,000, respectively, to Edmund M. Jaskiewicz, the Company’s President and Chairman of the Board of Directors (“Jaskiewicz”) in consideration of his services as patent and trademark counsel to the Company, services as a member of its Board of Directors, and for reimbursement of expenses related to same. At December 31, 2012, there were invoices totaling $30,000 payable to Jaskiewicz.

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

AMERICAN BIO MEDICA CORPORATION

ALEC CIPKOWSKI

During both Fiscal 2012 and Fiscal 2011, the Company paid an aggregate of $60,000 to Alec Cipkowski. Alec Cipkowski is the son of the Company’s Chief Executive Officer, Stan Cipkowski. Alec Cipkowski performs information technology services for the Company updating and maintaining the Company website as well as supporting the Rapid Reader products that are currently being used by customers. He receives normal employee benefits in accordance with the Company’s standard policies. Due to the timing of pay periods, at December 31, 2012 the Company owed Alec Cipkowski approximately $1,000, however, this amount was subsequently paid in the first regularly scheduled payroll in the year ending December 31, 2013.

NOTE L – SUBSEQUENT EVENTS

Refinancing of Medallion Line of Credit

On January 16, 2013 (the “Closing Date”), the Company entered into a three-year Loan and Security Agreement (“LSA”) with Imperium Commercial Finance, LLC (“Imperium”), a new Senior Lender, to refinance the Company’s Line of Credit with Medallion Financial Corp (“Medallion”).

Under the LSA, Imperium has agreed to provide the Company with up to a maximum amount of $1,500,000 (“Maximum Funding Amount”) under a revolving secured loan facility (the “Imperium Line of Credit”), which is secured by a first security interest in all of the Company’s receivables, inventory, and intellectual property rights along with a second security interest in the Company’s machinery and equipment (together the “Collateral”). The Maximum Funding Amount is subject to a discretionary borrowing base comprised of: 85% of eligible accounts receivables (excluding, without limitation, receivables remaining unpaid for more than 90 days from invoice date or 60 days from due date, contra receivables, and affiliated receivables), up to the lesser of 60% of eligible finished goods inventory at cost or 75% of appraised net orderly liquidation value of inventory, and a receivable dilution rate of less than 5% (the “Borrowing Base”).

In addition to the Imperium Line of Credit, the Imperium facility includes a discretionary Supplemental Advance of up to $500,000 (the “Imperium Supplemental Advance”). Supplemental advances, once repaid, cannot be re-borrowed, and is secured with the same Collateral as the Imperium Line of Credit.

The Imperium Line of Credit is to be used for working capital and general corporate purposes, and the Imperium Supplemental Advance is to be used for costs associated with obtaining marketing clearance of the Company’s oral fluid products and costs associated with other new market opportunities.

On the Closing Date, the Company paid a closing fee of $10,000 to Imperium, and granted Imperium a 7-year warrant to purchase 2,000,000 common shares of the Company at an exercise price of $0.18 (the “Imperium Warrants”). The Imperium Warrants will be valued using the Black-Scholes pricing model. The Company also paid an early termination fee of $25,000 to Medallion on the Closing Date, and a finder’s fee of 3% of the gross proceeds from the Imperium financing, or $60,000, to Monarch Capital Group, LLC.

The Company will also pay Imperium an Unused Line Fee in an amount equal to 2% (a) from and after the Closing Date through and including March 31, 2013, the Maximum Revolving Amount of $1,500,000 less the aggregate amounts outstanding to Imperium and (b) at all time from and after April 1, 2013, the Maximum Amount of $2,000,000 less the aggregate amounts outstanding to Imperium. The Unused Line Fee for each month (except for the month in which the termination occurs) is payable on the first day of each calendar month following the Closing Date; the final monthly installment of the Unused Line Fee is payable on the termination date. The Company will also pay to Imperium a Collateral monitoring fee of $2,500 on the first day of each month during the term of the LSA.

A success fee of $175,000 (“Success Fee”) is due and payable if Imperium terminates due to an event of default, or if the Company terminates and pre-pays all amounts due to Imperium prior to the stated expiration date of January 16, 2016, however, the Success Fee is not due and payable if Imperium has exercised all its rights under the Imperium Warrant and sells all of the common shares underlying the Imperium Warrant on or before January 16, 2016 and if on the date that Imperium completes such sale(s), the price per share of the Company’s common shares is at least $0.70 per common share.

AMERICAN BIO MEDICA CORPORATION

Under the LSA, interest on the Imperium Line of Credit and the Imperium Supplemental Advance is in cash at a rate equal to eight percent (8%) per annum and (ii) in kind (i.e., “PIK” interest) at a rate equal to two percent (2%) per annum (collectively, the “Interest Rate”), all of which “PIK” interest shall be added to and constitute a part of the aggregate principal amount of outstanding Line of Credit borrowing or aggregate principal amount of outstanding Supplemental Advances, as applicable, as and when such “PIK” interest becomes due and payable hereunder. Interest is payable on the Line of Credit and Supplemental Advance in arrears for the preceding calendar month on the first day of each calendar month.

So long as any obligations are due to Imperium under the LSA, the Company must maintain Net Borrowing Availability of not less than $100,000 (Net Borrowing Availability is defined as borrowing availability less the amounts due under the Imperium Line of Credit). There are also certain minimum EBITDA (Earnings Before Interest, Taxes Depreciation and Amortization) requirements. More specifically, the Company must have EBITDA of not less than (a) $25,000 for the Fiscal Quarter ending on or about March 31, 2013, (b) $100,000 for the Fiscal Quarter ending on or about June 30, 2013, (c) $200,000 for the Fiscal Quarter ending on or about September 30, 2013, and (d) $300,000 for the Fiscal Quarter ending on or about December 31, 2013 and for each of the Fiscal Quarters thereafter.

In an event of default, which includes but is not limited to, failure of the Company to make any payment when due, and non-compliance with the Net Borrowing Availability and minimum EBITDA requirements, the interest rate will be increased by 4% for as long as the event of default occurs. Imperium’s other remedies include, but are not limited to, termination or suspension of Imperium’s obligation to make further advances to the Company, declaration of all amounts owed to Imperium due and payable.

On December 18, 2012, the Company gave Medallion written notice of non-renewal as provided under the Financing Agreement. On January 16, 2013 all indebtedness due to Medallion was paid in full and Medallion’s security interest in the Company’s assets were terminated.

Refinance/Extension of Mortgage Consolidation Loan

On March 8, 2013, the Company entered into a Second Amendment to Loan Agreement (the “Second Mortgage Consolidation Loan Amendment”) with First Niagara Bank related to the Company’s Mortgage Consolidation Loan. Under the Second Mortgage Consolidation Loan Amendment, the Mortgage Consolidation Loan was recast into a 4-year fully amortizing note with a one-year term through March 1, 2014. The interest rate was increased from 8.25% to 9.25% and the monthly payment was reduced to $14,115 from $14,437. The Company was required to make a principal reduction payment of $25,000 at the time of closing. All other terms of the Mortgage Consolidation Loan remained unchanged.

NOTE M- SEGMENT AND Geographic Information

The Company operates in one reportable segment.

Information concerning net sales by principal geographic location is as follows:

	Year Ended December 31, 2012	Year Ended December 31, 2011
United States	$8,405,000	$8,094,000
North America (not domestic)	430,000	732,000
Europe	343,000	280,000
Asia/Pacific Rim	50,000	46,000
South America	115,000	120,000
	$9,343,000	$9,272,000

