Form 10-Q
period 2013-03-31
AMERICAN BIO MEDICA CORP
filed 2013-05-14
CIK 896747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

22,166,336 Common Shares as of May 14, 2013

American Bio Medica Corporation

Index to Quarterly Report on Form 10-Q

For the quarter ended March 31, 2013

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

American Bio Medica Corporation

Condensed Balance Sheets

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,000	$89,000
Accounts receivable, net of allowance for doubtful accounts of $59,000 at March 31, 2013 and $60,000 at December 31, 2012	907,000	810,000
Inventory, net of allowance for slow moving and obsolete inventory of $304,000 at March 31, 2013 and $261,000 at December 31, 2012	2,478,000	2,571,000
Prepaid expenses and other current assets	159,000	50,000
Total current assets	3,545,000	3,520,000

Property, plant and equipment, net	1,175,000	1,192,000
Debt issuance costs, net	401,000	29,000
Patents	23,000	24,000
Other assets	14,000	14,000
Total assets	$5,158,000	$4,779,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$698,000	$1,016,000
Accrued expenses and other current liabilities	191,000	174,000
Wages payable	214,000	231,000
Line of credit	1,176,000	321,000
Current portion of long-term debt	1,348,000	1,404,000
Total current liabilities	3,627,000	3,146,000

Other liabilities	145,000	145,000
Related party note	124,000	124,000
Total liabilities	3,896,000	3,415,000

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Preferred stock; par value $.01 per share; 5,000,000 shares authorized, none issued and outstanding at March 31, 2013 and December 31, 2012
Common stock; par value $.01 per share; 50,000,000 shares authorized; 22,166,336 issued and outstanding at March 31, 2013 and 21,833,003 issued and outstanding at December 31, 2012	222,000	218,000
Additional paid-in capital	19,809,000	19,490,000
Accumulated deficit	(18,769,000)	(18,344,000)

Total stockholders’ equity	1,262,000	1,364,000

Total liabilities and stockholders’ equity	$5,158,000	$4,779,000

The accompanying notes are an integral part of the condensed financial statements

American Bio Medica Corporation

Condensed Statements of Operations

(Unaudited)

	For The Three Months Ended
	March 31,
	2013	2012

Net sales	$2,125,000	$2,296,000

Cost of goods sold	1,339,000	1,334,000

Gross profit	786,000	962,000

Operating expenses:
Research and development	63,000	52,000
Selling and marketing	475,000	521,000
General and administrative	610,000	558,000
	1,148,000	1,131,000

Operating loss	(362,000)	(169,000)

Other expense:
Interest income	2,000	4,000
Interest expense	(63,000)	(46,000)
	(61,000)	(42,000)

Net loss before tax	(423,000)	(211,000)

Income tax expense / (benefit)	(1,000)	5,000

Net loss	$(424,000)	$(206,000)

Basic and diluted loss per common share	$(0.02)	$(0.01)

Weighted average number of shares outstanding – basic & diluted	22,166,336	21,744,768

The accompanying notes are an integral part of the condensed financial statements

American Bio Medica Corporation

Condensed Statements of Cash Flows

(Unaudited)

	For The Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(424,000)	$(206,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	29,000	30,000
Amortization of debt issuance costs	47,000	12,000
Provision for bad debts	(1,000)	0
Provision for slow moving and obsolete inventory	43,000	24,000
Share-based payment expense	36,000	6,000
Changes in:
Accounts receivable	(96,000)	(57,000)
Inventory	50,000	(98,000)
Prepaid expenses and other current assets	(109,000)	(35,000)
Accounts payable	(318,000)	244,000
Accrued expenses and other current liabilities	17,000	(35,000)
Wages payable	(17,000)	(41,000)
Other liabilities	0	1,000
Net cash used in operating activities	(743,000)	(155,000)

Cash flows from investing activities:
Purchase of property, plant and equipment	(11,000)	(1,000)
Patent application costs	0	(20,000)
Net cash used in investing activities	(11,000)	(21,000)

Cash flows from financing activities:
Payments on debt financing	(56,000)	(32,000)
Debt issuance costs	(136,000)	0
Proceeds from issuance of common stock	3,000	0
Proceeds from lines of credit	3,245,000	2,527,000
Payments on lines of credit	(2,390,000)	(2,406,000)
Net cash provided by financing activities	666,000	89,000

Net increase / (decrease) in cash and cash equivalents	(88,000)	(87,000)
Cash and cash equivalents - beginning of period	89,000	93,000

Cash and cash equivalents - end of period	$1,000	$6,000

Supplemental disclosures of cash flow information
Cash paid during period for interest	$48,000	$65,000

The accompanying notes are an integral part of the condensed financial statements

Notes to condensed financial statements (unaudited)

March 31, 2013

Note A - Basis of Reporting

The accompanying unaudited interim condensed financial statements of American Bio Medica Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. Accordingly, these unaudited interim financial statements do not include all information and footnotes required by U.S. GAAP for complete financial statement presentation. These unaudited interim financial statements should be read in conjunction with our audited financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2012 In the opinion of management, the interim financial statements include all normal, recurring adjustments which are considered necessary for a fair presentation of the financial position of the Company at March 31, 2013 the results of our operations for the three month period ended March 31, 2013 and March 31, 2012 and cash flows for the three month period ended March 31, 2013 (the “First Quarter 2013”) and March 31, 2012 (the “First Quarter 2012”).

Operating results for the First Quarter 2013 are not necessarily indicative of results that may be expected for the year ending December 31, 2013. Amounts at December 31, 2012 are derived from our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

During the First Quarter 2013, there were no significant changes to our critical accounting policies, which are included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

These unaudited interim financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. Our independent registered public accounting firm’s report on the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012, contained an explanatory paragraph regarding our ability to continue as a going concern. As of the date of this report, our current cash balances, together with cash generated from future operations and amounts available under current credit facilities may not be sufficient to fund operations for the next 12 months if sales levels do not improve (and an inability to market and sell our point of collection oral fluid drug tests in the Workplace market would negatively impact our revenues). If cash generated from operations is not sufficient to satisfy our working capital and capital expenditure requirements, we will be required to sell additional equity or obtain additional credit facilities. There is no assurance that such financing will be available or that we will be able to complete financing on satisfactory terms, if at all.

Recent Accounting Standards

There were no new standards adopted that are expected to have a material impact on our interim financial statements.

Note B – Net Loss Per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted average number of outstanding common shares during the period. Diluted net loss per common share includes the weighted average dilutive effect of stock options and warrants. Potential common shares outstanding as of March 31, 2013 and 2012:

	March 31, 2013	March 31, 2012
Warrants	2,435,000	75,000
Options	3,426,080	2,609,080

The number of securities not included in the diluted net loss per common share for the three months ended March 31, 2013 and March 31, 2012 (because the effect would have been anti-dilutive) were 5,861,080 and 2,684,080, respectively.

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

On March 28, 2011, the Defendants filed an Answer to our Complaint and Defendant Gould filed a counter-claim against the Company in the amount of $150,000 alleging breach of contract related to an employment agreement between Gould and the Company. We filed a reply to Gould’s counterclaim on April 13, 2011. Our reply asserted that the Company did not breach the prior employment agreement in place with Gould, that the Company provided the required written notice of non-renewal of Gould’s employment agreement, and that Gould’s employment agreement expired on May 31, 2010; at which time Gould became an at-will employee of the Company. Gould was subsequently terminated for cause on July 28, 2010. A conference was held with the court on June 16, 2011, at which issues in dispute were discussed and a discovery schedule was set. As of the date of this report, factual discovery is completed and depositions have been conducted. There are additional depositions of expert witnesses to be conducted by June 3, 2013.

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

On July 10, 2012, we announced in a press release and a Current Report on Form 8-K that we entered into a Consent Decree of Permanent Injunction (the “Consent Decree”) with FDA. Under the terms of the Consent Decree, we will be allowed to continue to market our OralStat drug test in the workplace market while we take action to obtain a 510(k) marketing clearance. More specifically, FDA will provide us with its most recent guidance on the clinical and analytical studies that need to be conducted to gather data in support of a 510(k) submission for OralStat. We will then have a total of 396 days to discuss protocols with FDA, complete our analytical and clinical studies and submit a substantially complete 510(k). We have agreed to withdraw the OralStat product from the workplace market if any of the following events occur: 1) we do not submit a substantially complete 510(k) within this specified time period, 2) we fail to submit additional information within time frames specified by FDA, 3) we withdraw our submission, or 4) our 510(k) submission results in FDA’s determination that the product is not substantially equivalent. On August 3, 2012 the Consent decree was approved and entered by the United States District Court for the Northern District of New York, and on August 3, 2012, we received guidance from FDA. We are currently taking actions that will enable us to submit a 510(k) marketing application to FDA within the time frame specified under the Consent Decree.

In addition to the previous disclosures, from time to time, we are named in legal proceedings in connection with matters that arose during the normal course of business. While the ultimate result of any such litigation cannot be predicted, if we are unsuccessful in defending any such litigation, the resulting financial losses could have an adverse effect on the financial position, results of operations and cash flows of the Company. We are aware of no significant litigation loss contingencies for which management believes it is both probable that a liability has been incurred and that the amount of the loss can be reasonably estimated.

Note D – Line of Credit and Debt

Imperium Commercial Finance, LLC

On January 16, 2013 (the “Imperium Closing Date”), we entered into a three-year Loan and Security Agreement (“LSA”) with Imperium Commercial Finance, LLC (“Imperium”), a new Senior Lender, to refinance the Company’s Line of Credit with Medallion Financial Corp (“Medallion”), see below for information on the Medallion Line of Credit.

Under the LSA, Imperium has agreed to provide the Company with up to a maximum amount of $1,500,000 (“Maximum Funding Amount”) under a revolving secured loan facility (the “Imperium Line of Credit”), which is secured by a first security interest in all of our receivables, inventory, and intellectual property rights along with a second security interest in our machinery and equipment (together the “Collateral”). The Maximum Funding Amount is subject to a discretionary borrowing base comprised of: 85% of eligible accounts receivables (excluding, without limitation, receivables remaining unpaid for more than 90 days from invoice date or 60 days from due date, contra receivables, and affiliated receivables), up to the lesser of 60% of eligible finished goods inventory at cost or 75% of appraised net orderly liquidation value of inventory, and a receivable dilution rate of less than 5% (the “Borrowing Base”).

In addition to the Imperium Line of Credit, the Imperium facility includes a discretionary Supplemental Advance of up to $500,000 (the “Imperium Supplemental Advance”). Supplemental advances, once repaid, cannot be re-borrowed, and is secured with the same Collateral as the Imperium Line of Credit.

The Imperium Line of Credit is to be used for working capital and general corporate purposes, and the Imperium Supplemental Advance is to be used for costs associated with obtaining marketing clearance of our oral fluid products and costs associated with other new market opportunities.

On the Imperium Closing Date, we paid a closing fee of $10,000 to Imperium, and granted Imperium a 7-year warrant to purchase 2,000,000 common shares of the Company at an exercise price of $0.18 (the “Imperium Warrants”) (See Part I, Item 1, Note E – Stock Options and Warrants; Imperium Financing Stock Options and Warrants). We also paid an early termination fee of $25,000 to Medallion on the Imperium Closing Date, a finder’s fee of 3% of the gross proceeds from the Imperium financing, or $60,000, and a 5-year warrant (the “Monarch Warrant”) to purchase 60,000 common shares of the Company at an exercise price of $0.18 to Monarch Capital Group, LLC (See Part I, Item 1,Note E – Stock Options and Warrants; Imperium Financing Stock Options and Warrants).

We will also pay Imperium an Unused Line Fee in an amount equal to 2% (a) from and after the Imperium Closing Date through and including March 31, 2013, the Maximum Revolving Amount of $1,500,000 less the aggregate amounts outstanding to Imperium and (b) at all time from and after April 1, 2013, the Maximum Amount of $2,000,000 less the aggregate amounts outstanding to Imperium. The Unused Line Fee for each month (except for the month in which the termination occurs) is payable on the first day of each calendar month following the Imperium Closing Date; the final monthly installment of the Unused Line Fee is payable on the termination date. We will also pay to Imperium a Collateral monitoring fee of $2,500 on the first day of each month during the term of the LSA.

A success fee of $175,000 (“Success Fee”) is due and payable if Imperium terminates due to an event of default, or if we terminate and pre-pay all amounts due to Imperium prior to the stated expiration date of January 16, 2016, however, the Success Fee is not due and payable if Imperium has exercised all its rights under the Imperium Warrant and sells all of the common shares underlying the Imperium Warrant on or before January 16, 2016 and if on the date that Imperium completes such sale(s), the price per share of the Company’s common shares is at least $0.70 per common share.

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

So long as any obligations are due to Imperium under the LSA, we must maintain Net Borrowing Availability of not less than $100,000 (Net Borrowing Availability is defined as borrowing availability less the amounts due under the Imperium Line of Credit). There are also certain minimum EBITDA (Earnings Before Interest, Taxes Depreciation and Amortization) requirements. More specifically, we must have EBITDA of not less than (a) $25,000 for the Fiscal Quarter ending on or about March 31, 2013, (b) $100,000 for the Fiscal Quarter ending on or about June 30, 2013, (c) $200,000 for the Fiscal Quarter ending on or about September 30, 2013, and (d) $300,000 for the Fiscal Quarter ending on or about December 31, 2013 and for each of the Fiscal Quarters thereafter.

In an event of default, which includes but is not limited to, failure of the Company to make any payment when due, and non-compliance with the Net Borrowing Availability and minimum EBITDA requirements, the interest rate will be increased by 4% for as long as the event of default occurs. Imperium’s other remedies include, but are not limited to, termination or suspension of Imperium’s obligation to make further advances to the Company, declaration of all amounts owed to Imperium due and payable. As of the date of this report, we are not in compliance with the minimum EBITDA requirement for the quarter ending March 31, 2013 (to be measured upon the filing of this Report on Form 10-Q). This non-compliance constitutes an event of default under our Imperium Line of Credit. The increase in interest rate, given our current advances under the Imperium Line of Credit would not be material, however, if Imperium were to suspend or terminate further advances, or declare all amounts due and payable, this would have a material adverse effect on our business and negatively impact our ability to continue operations.

We incurred $435,000 in costs related to the Imperium Line of Credit, which included the costs noted previously as well as $39,000 to Imperium for their legal fees, $2,000 for Company’s legal fees and $299,000 in capitalized deferred financing costs associated with the warrants issues to Imperium and Monarch (See Part I, Item 1, Note E – Stock Options and Warrants; Imperium Financing Stock Options and Warrants). With the exception of the early termination fee of $25,000 paid to Medallion, which was fully recognized in the First Quarter 2013, these costs will be amortized over the term of the facility (3 years). In the First Quarter 2013, we recognized $58,000 of these costs, of which $25,000 was deferred financing costs. There was $0 amortized in the First Quarter 2012, as we didn’t enter into the LSA with Imperium until January 2013. We incurred $21,000 in interest expense related to the Imperium Line of Credit in the First Quarter of 2013, and $0 in interest expense in the First Quarter 2012, as we did not enter into the LSA with Imperium until January 2013. There was $0 outstanding to Imperium at December 31, 2012, as we did not enter into the LSA with Imperium until January 2013. We had $8,000 in accrued interest expense at March 31, 2013 and $0 at December 31, 2012.

The balance on the Imperium Line of Credit was $1,115,000 and the balance on the supplemental advance was $61,000, for a total loan balance of $1,176,000 at March 31, 2013. Additional loan availability was $385,000 under the Line of Credit (however, we must maintain net borrowing availability of at least $100,000, therefore actual additional loan availability is $285,000) and $439,000 under the supplemental advance, for a total Loan Availability of $2,000,000 as of March 31, 2013.

Medallion Financial Corp

On April 20, 2012 (the “Medallion Closing Date”), we entered into a Loan and Security Agreement (the “Loan Agreement”) with Medallion to refinance our Line of Credit with Rosenthal and Rosenthal, Inc (“Rosenthal”; see below for information on the Rosenthal Line of Credit).

Under the Loan Agreement, Medallion provided the Company with up to $1,000,000 under a revolving secured line of credit (the “Medallion Line of Credit”), which was secured by a first security interest in all of our receivables, inventory, and intellectual property rights along with a second security interest in our machinery and equipment. The maximum amount available under the Medallion Line of Credit was subject to an Advance Rate that consists of: 85% of eligible accounts receivable and up to 30% of eligible inventory (not to exceed $150,000). “Eligible Receivables” was defined as those receivables that are paid within ninety (90) days of the invoice date. Eligible Receivables consisted of both domestic sales and those international sales made in North America. An Eligible Receivable became ineligible if more than 25% of the aggregate receivables due from a customer were more than ninety (90) days past due or the aggregate receivables from a customer exceeded 25% of the then total outstanding Eligible Receivables. “Eligible Inventory” was defined as raw materials and finished goods that were not obsolete or unmerchantable and were acceptable to Medallion.

From the loan availability on the Medallion Closing Date, we drew approximately $566,000 to pay off our Line of Credit with Rosenthal. We were charged a facility fee of 1% of the balance of the Medallion Line of Credit on the Medallion Closing Date and the same facility fee of 1% would be charged on each anniversary of the Medallion Closing Date. Under the Loan Agreement, interest on outstanding borrowings was payable monthly and was charged at an annual rate equal to 4% above a base rate (which is the Wall Street Journal Prime as published from time to time). If we were to default under the Loan Agreement, interest on outstanding borrowings under the Medallion Line of Credit would be charged at an annual rate of 2% above the interest rate in effect at the time of such default. We were subject to two audits per year by Medallion (provided we were not in default) at a rate of $950.00 per person per day. Prior to the Medallion Closing Date, we also paid a non-refundable fee in the amount of $10,000 to Medallion for field exam and due diligence costs.

We incurred $20,000 in costs related to the Medallion Line of Credit. These costs were fully expensed in the year ended December 31, 2012, however given the Medallion Line of Credit closed in April 2012, $0 in costs were expensed in First Quarter 2012, and $0 was expensed in the First Quarter 2012 (as we did not close on the Medallion Line of Credit until April 2012). We incurred $7,000 in interest expense related to the Medallion Line of Credit in the First Quarter of 2013 and $0 in interest expense was incurred in the First Quarter 2012 as we did not close on the Medallion Line of Credit until April 2012.

So long as any obligations were due to Medallion under the Medallion Line of Credit, we had to maintain stockholders’ equity of at least $1,750,000. We were not in compliance with this requirement as of the year ended December 31, 2012, however, on December 18, 2012, we gave Medallion written notice of non-renewal as provided under the Loan Agreement so this default did not result in any triggers under the Medallion Line of Credit and did not result in any financial implications for the Company.

The amount outstanding on the Medallion Line of Credit at December 31, 2012 was $321,000. Additional loan availability was $67,000, for a total Loan Availability of $388,000 as of December 31, 2012. On January 16, 2013, all indebtedness due to Medallion was paid in full and Medallion’s security interest in our assets were terminated, therefore the amount outstanding on the Medallion Line of Credit at March 31, 2013 was $0.

Rosenthal and Rosenthal, Inc.

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

On February 28, 2012, we gave Rosenthal written notice of non-renewal as provided under the Financing Agreement, and in April 2012, we drew approximately $566,000 from our Medallion Line of Credit to pay off the Rosenthal Line of Credit.

We incurred $41,000 in costs related to the Rosenthal Line of Credit. These costs were amortized over the three-year term of the Rosenthal Line of Credit. We amortized $3,500 of these costs in the First Quarter 2012 and $0 in costs in the First Quarter 2013 (given the termination of the Rosenthal Line of Credit). We incurred $12,000 in interest expense in First Quarter 2012 and $0 in interest expense in the First Quarter 2013 (again, given the termination of the Rosenthal Line of Credit). There was $0 outstanding on the Rosenthal Line of Credit at December 31, 2012 and March 31, 2013.

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

The amended Mortgage Consolidation Loan had a maturity date of March 1, 2013, and had a 6-year (72 month) amortization. The principal amount of the amended Mortgage Consolidation Loan was $815,000 with a fixed interest rate of 8.25%. The monthly payment of principal and interest was $14,000 and payments commenced on March 1, 2011. We were required to make a $15,000 principal payment at the time of closing of the amended Mortgage Consolidation Loan. We also incurred approximately $2,000 in costs associated with this amendment, which were legal costs incurred by First Niagara and passed on to the Company. We amortized less than $1,000 of this expense in both the First Quarter 2013 and the First Quarter 2012.

On March 8, 2013, we entered into a Second Amendment to Loan Agreement (the “Second Mortgage Consolidation Loan Amendment”) with First Niagara. Under the Second Mortgage Consolidation Loan Amendment, the Mortgage Consolidation Loan was recast into a 4-year fully amortizing note with a one-year term through March 1, 2014. The interest rate was increased from 8.25% to 9.25% and the monthly payment was reduced to $14,115 from $14,437. We were required to make a principal reduction payment of $25,000 at the time of closing. All other terms of the Mortgage Consolidation Loan remained unchanged.

The balance on the Mortgage Consolidation Loan was $553,000 at March 31, 2013 and $608,000 at December 31, 2012. Interest expense recognized was $13,000 in the First Quarter 2013 and $14,000 in the First Quarter 2012.

Copier Leases

In May 2007, we purchased a copier through an equipment lease with RICOH in the amount of $17,000. The term of the lease was five years with an interest rate of 14.11%. In April 2012, we notified RICOH that we were opting to purchase the copier for $1.00 as provided in our lease. The amount outstanding on this lease was $0 at March 31, 2013 and December 31, 2012.

In October 2010, we purchased a copier through an equipment lease with Marlin Leasing in the amount of $4,000. The term of the lease is three years with an interest rate of 14.46%. The amount outstanding on this lease was less than $1,000 at March 31, 2013 and December 31, 2012.

Debenture Financing

In August 2008, we completed an offering of Series A Debentures (“Series A Debentures”) and received gross proceeds of $750,000. The net proceeds of the offering of Series A Debentures were $631,000 after $54,000 of placement agent fees and expenses, legal and accounting fees of $63,000 and $2,000 of state filing fees.

The Series A Debentures accrued interest at a rate of 10% per annum (payable by the Company semi-annually). As placement agent, Cantone Research, Inc. (“Cantone”) received a placement agent fee of $52,500, or 7% of the gross principal amount of Series A Debentures sold. In addition, we issued Cantone a warrant to purchase 30,450 shares of the Company’s common stock at an exercise price of $0.37 per share and a warrant to purchase 44,550 shares of the Company’s common stock at an exercise price of $0.40 per share (See Part I, Item 1, Note E – Stock Options and Warrants; Cantone Research Inc. Warrants).

We incurred $131,000 in expenses related to the offering, including $12,000 in expense related to warrants issued to Cantone. We amortized $0 of this expense and $8,000 of expense (of which a little under $1,000 was share based payment expense related to the Cantone warrants) in the First Quarter 2013 and First Quarter 2012, respectively. The unamortized balance was $0 as of March 31, 2013 and December 31, 2012 (as the Series A Debentures matured on August 1, 2012).

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

As compensation for their placement agent services, Cantone received a cash fee of 5% of the gross amount of existing Series A Debentures, or $37,500, and the warrants issued to Cantone (in connection with their services as placement agent in the original Series A Debenture financing) were amended to reflect a purchase price of $0.17 per share and a new term of three (3) years (See Part I, Item 1, Note E – Stock Options and Warrants; Cantone Research Inc. Warrants). Cantone also received 1% of the gross amount of Series A Debentures, or $7,500, as a non-accountable expense allowance and we reimbursed Cantone $5,000 in legal fees incurred in connection with the amendment of the Series A Debentures. These costs, including share based payment expense of $12,000 related to the warrants issued to Cantone), are being amortized over the term of the extension (12 months). We amortized $15,000 of this expense in the First Quarter 2013, of which $3,000 was share based payment expense. There was $0 of these costs amortized in the First Quarter 2012, as the extension did not occur until the quarter ended September 30, 2012.

On July 30, 2012, we entered into a Bridge Loan Agreement and Note (the “Bridge Loan”) with Cantone Asset Management, LLC (“CAM”). The Bridge Loan is in the amount of $150,000 and was used to pay $100,000 to those Holders of Series A Debentures that did not wish to amend/extend the Series A Debentures and $50,000 was used to pay placement agent fees and expenses indicated in the previous paragraph.

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

We recognized $30,000 in interest expense in the First Quarter 2013 and $19,000 in the First Quarter 2012, and we had $35,000 in accrued interest expense at March 31, 2013 and $26,000 in accrued interest expense at December 31, 2012.

Note E – Stock Options and Warrants

Imperium Financing Stock Options and Warrants

On January 16, 2013, in connection with the Imperium Line of Credit, we granted Imperium a 7-year warrant to purchase 2,000,000 common shares of the Company at an exercise price of $0.18, the closing price of our common shares on January 16, 2013 (the “Imperium Warrant”). The Imperium Warrant was 100% (or 2,000,000 common shares) exercisable on the date of issuance. The fair value of the Imperium Warrant is $290,000 and was estimated using the Black-Scholes pricing model using the following weighted average assumptions: dividend yield of 0%; risk-free interest rate of 1.84; expected life of 7 years; and stock price volatility of 82%. We are capitalizing this cost as deferred financing cost amortized over the term of the Imperium LSA (3 years). We amortized $24,000 of this deferred financing cost in the First Quarter 2013. We amortized $0 in deferred financing cost in the First Quarter 2012, as the Imperium Warrant was not issued until January 16, 2013). As of March 31, 2013, there was $266,000 in unrecognized cost related to the Imperium Warrant with 33 months remaining.

On January 16, 2013, as compensation for his execution of a Personal Guarantee required under the Imperium LSA, our Chief Executive Officer, Stan Cipkowski (“Cipkowski”) was awarded an option grant representing 500,000 common shares of the Company under our Fiscal 2001 Stock Option Plan (“2001 Option Plan”), at an exercise price of $0.15, the closing price of our common shares on January 16, 2013 (the “Cipkowski Imperium Stock Option”). The Cipkowski Imperium Stock Option vests over three (3) years in equal installments as follows: 165,000 common shares on January 16, 2014, 165,000 common shares on January 16, 2015 and 170,000 common shares on January 16, 2016. The fair value of the Cipkowski Imperium Stock Option is $73,000 and was estimated using the Black-Scholes pricing model using the following weighted average assumptions: dividend yield of 0%; risk-free interest rate of 1.84; expected life of 10 years; and stock price volatility of 82%. We will amortize this share based payment expense over the vesting period (3 years). We amortized $6,000 of this share based payment expense in the First Quarter 2013 (we amortized $0 in share based payment expense in the First Quarter 2012 as the Cipkowski Imperium Stock Option was not issued until January 16, 2013). As of March 31, 2013, there was $67,000 in unrecognized expense related to the Cipkowski Imperium Stock Option with 33 months remaining.

On January 16, 2013, as part of their finder’s fee compensation, we issued Monarch Capital Group, LLC (“Monarch”) a 5-year warrant representing 3% of the Imperium Warrant, or a 5-year warrant to purchase 60,000 common shares of the Company, also at a strike price of $0.18, the closing price of our common shares on January 16, 2013 (the “Monarch Warrant”). The Monarch Warrant was 100% (or 60,000 common shares) exercisable on the date of issuance. The fair value of the Monarch is $9,000 and was estimated using the Black-Scholes pricing model using the following weighted average assumptions: dividend yield of 0%; risk-free interest rate of 1.84; expected life of 5 years; and stock price volatility of 82%. We are capitalizing this cost as deferred financing cost amortized over the term of the Imperium LSA (3 years). We amortized $1,000 of this deferred financing cost in the First Quarter 2013. We amortized $0 in deferred financing cost in the First Quarter 2012, as the Monarch Warrant was not issued until January 16, 2013). As of March 31, 2013, there was $8,000 in unrecognized cost related to the Monarch Warrant with 33 months remaining.

February 2013 Employee/Consultant Stock Options

On February 21, 2013, we issued options to purchase 77,000 shares of common stock under our 2001 Option Plan to 1 executive officer (Melissa Waterhouse), 13 non-executive employees of the Company, and 1 consultant at an exercise price of $0.26, the closing price of our common shares on February 21, 2013 (the “February 2013 Stock Options”). The February 2013 Stock Options vest 100% on the one-year anniversary of the date of the grant, or on February 21, 2014. The fair value of the February 2013 Stock Options is $20,000 and was estimated using the Black-Scholes pricing model using the following weighted average assumptions: dividend yield of 0%; risk-free interest rate of 1.99; expected life of 10 years; and stock price volatility of 82%. We will amortize this share based payment expense over the vesting period of the February 2013 Stock Options (1 year). We amortized $4,000 of this share based payment expense in the First Quarter 2013 (we amortized $0 in share based payment expense in the First Quarter 2012 as the February 2013 Stock Options were not issued until February 21, 2013). As of March 31, 2013, there was $22,000 in unrecognized expense related to the February 2013 Stock Options with 10 months remaining.

In addition to the Stock Options and Warrants issued in the First Quarter 2013, the following stock options have been issued prior to the First Quarter 2013, and have a portion of their expense recognized in either the First Quarter 2013 or First Quarter 2012:

Debenture Warrants

Cantone Research Inc. Warrants

In connection with their services as placement agent in the Company’s Series A Debenture offering, on July 17, 2008, we issued Cantone a 4-year warrant to purchase 30,450 shares of our common stock at an exercise price of $0.37 per share, the closing price of our common shares on July 17, 2008 (the “July 2008 CRI Warrant”). The July 2008 CRI Warrant was 100% exercisable on July 17, 2008. The fair value of the July CRI Warrant was $5,000 and was estimated using the Black Scholes pricing model using the following assumptions: dividend yield of zero, risk free interest rate of 3.12%, volatility of 46.0%, and expected life of 4 years. We amortized this share based payment expense over the term of the Series A Debenture (4 years). We amortized $0 in expense in the First Quarter 2013 (as 100% of the expense was amortized prior to December 31, 2012) and less than $1,000 in expense in the First Quarter 2012.

On August 4, 2008, we issued Cantone another 4-year warrant to purchase 44,550 shares of our common stock at an exercise price of $0.40 per share, the closing price of our common shares on August 4, 2008 (the “August 2008 CRI Warrant”). The August 2008 CRI Warrant was 100% exercisable on August 4, 2008. The fair value of the August 2008 CRI Warrant was $7,000 and was estimated using the Black Scholes pricing model using the following assumptions: dividend yield of zero, risk free interest rate of 3.02%, volatility of 46.0%, and expected life of 4 years. We amortized this share based payment expense over the term of the Series A Debenture (4 years). We amortized $0 in expense in the First Quarter 2013 (as 100% of the expense was amortized prior to December 31, 2012) and less than $1,000 in expense in the First Quarter 2012.

The Cantone Research Inc. Warrants (“CRI Warrants”) were amended on July 31, 2012 in connection with the extension and amendment of the Series A Debentures; more specifically they were amended to reflect an exercise price of $0.17 per share and a new term of three years (see Part I, Item 1, Note E – Line of Credit and Debt; Series A Debenture Extension). The CRI Warrant is now exercisable through July 31, 2015 (see Part I, Item 1, Note E – Line of Credit and Debt; Series A Debenture Extension). The fair value of the amended CRI Warrant is $12,000 and was estimated utilizing the Black-Scholes pricing model using the following weighted average assumptions: dividend yield of 0%; risk-free interest rate of 1.51; expected life of 3 years; and stock price volatility of 77%. We amortized $0 in share based payment expense in the First Quarter 2013 and although share based payment expense was amortized in the year ended December 31, 2012, given the amendment did not occur until July 31, 2012, there was $0 in share based payment expense in the First Quarter 2012. As of March 31, 2013, there is $0 remaining in expense related to the CRI Warrant.

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

Cipkowski Medallion Stock Option

As compensation for his execution of the Validity Guarantee, on April 20, 2012, Cipkowski was awarded an option grant representing 250,000 common shares of the Company under the our 2001 Option Plan, at an exercise price of $0.18, the closing price of our common shares on April 20, 2012 (“Cipkowski Medallion Stock Option”). The Cipkowski Medallion Stock Option vests over 3 years in installments as follows: of 82,500 common shares on April 20, 2013, 82,500 common shares on April 20, 2014 and 85,000 common shares on April 20, 2015.

The fair value of the Cipkowski Medallion Stock Option is $45,000 and was estimated utilizing the Black-Scholes pricing model using the following weighted average assumptions: dividend yield of 0%; risk-free interest rate of 1.99; expected life of 10 years; and stock price volatility of 88%. We will recognize this share-based payment expense over the vesting period of 3 years. We amortized $4,000 in share-based payment expense in the First Quarter 2013 (we amortized $0 in share based payment expense in the First Quarter 2012 as the Cipkowski Medallion Stock Option was not issued until April 20, 2012). As of March 31, 2013, there was $30,000 in unrecognized expense related to the Cipkowski Medallion Stock Option with 24 months remaining.

Urquhart Medallion Stock Option

As compensation for his execution of the Validity Guarantee, on April 20, 2012, Urquhart was awarded an option grant representing 250,000 common shares of the Company under our 2001 Option Plan, at an exercise price of $0.18, the closing price of our common shares on April 20, 2012 (“Urquhart Medallion Stock Option”). The Urquhart Medallion Stock Option vests over 3 years in installments as follows: 82,500 common shares on April 20, 2013, 82,500 common shares on April 20, 2014 and 85,000 common shares on April 20, 2015.

The fair value of the Urquhart Medallion Stock Option is $45,000 and was estimated utilizing the Black-Scholes pricing model using the following weighted average assumptions: dividend yield of 0%; risk-free interest rate of 1.99; expected life of 10 years; and stock price volatility of 88%. We will recognize this share-based payment expense over the vesting period of 3 years. We amortized $4,000 in share-based payment expense in the First Quarter 2013, (we amortized $0 in share based payment expense in the First Quarter 2012 as the Urquhart Medallion Stock Option was not issued until April 20, 2012). As of March 31, 2013 there was $30,000 in unrecognized expense related to the Urquhart Medallion Stock Option with 24 months remaining.

Jaskiewicz Medallion Stock Option

As another condition to the Medallion Line of Credit, Edmund M. Jaskiewicz, our President and Chairman of the Board, was required to execute another Subordination Agreement (“Subordination Agreement”) related to the Jaskiewicz Debt (the $124,000 currently owed to Jaskiewicz by the Company for legal services rendered). Under the Subordination Agreement, the Jaskiewicz Debt is not payable, is junior in right to the Medallion Line of Credit and no payment may be accepted or retained by Jaskiewicz for the Jaskiewicz Debt unless and until we have paid and satisfied in full any obligations to Medallion. As compensation for his execution of the Subordination Agreement, on April 20, 2012, Jaskiewicz was awarded an option grant representing 150,000 common shares of the Company under our 2001 Option Plan, at an exercise price of $0.18, the closing price of our common shares on April 20, 2012 (the “Jaskiewicz Medallion Stock Option”). The Jaskiewicz Medallion Stock Option vests over three (3) years in installments as follows: 49,500 common shares on April 20, 2013, 49,500 common shares on April 20, 2014 and 51,000 common shares on April 20, 2015.

The fair value of the Jaskiewicz Medallion Stock Option is $27,000 and was estimated utilizing the Black-Scholes pricing model using the following weighted average assumptions: dividend yield of 0%; risk-free interest rate of 1.99; expected life of 10 years; and stock price volatility of 88%. We will recognize this share-based payment expense over the vesting period of 3 years. We amortized $2,000 in share-based payment expense in the First Quarter 2013 (we amortized $0 in share based payment expense in the First Quarter 2012 as the Jaskiewicz Medallion Stock Option was not issued until April 20, 2012). As of March 31, 2013, there was $18,000 in unrecognized expense related to the Jaskiewicz Medallion Stock Option with 24 months remaining.

September 2012 Employee Stock Options

On September 20, 2012, we issued 2 stock option grants to purchase 50,000 shares each (for a total of 100,000) of the Company’s common stock to 2 non-executive employees at an exercise price of $0.18 (the closing price of the Company’s common shares on the date of the grant) (“September 2012 Stock Options”). The September 2012 Stock Options vest over 3 years in installments as follows: 33,000 common shares on September 20, 2013, 33,000 common shares on September 20, 2014 and 34,000 common shares on September 20, 2015. The fair value of the September 2012 Stock Options is $18,000 and was estimated using the Black-Scholes pricing model using the following weighted average assumptions: dividend yield of 0%; risk-free interest rate of 1.80; expected life of 10 years; and stock price volatility of 85%. We will amortize this share based payment expense over the vesting period of the September 2012 Stock Options (3 years). We amortized $2,000 of this share based payment expense in the First Quarter 2013 (we amortized $0 in share based payment expense in the First Quarter 2012 as the September 2012 Stock Options were not issued until September 20, 2012). As of March 31, 2013, there was $15,000 in unrecognized expense related to the September 2012 Stock Options with 29 months remaining.

Rosenthal Line of Credit Stock Options

Cipkowski Rosenthal Stock Option

As a condition to the Rosenthal Line of Credit closing, Cipkowski was required to execute a Validity Guarantee. As part of the compensation for his execution of the Validity Guarantee, on July 1, 2009, Cipkowski was awarded an option grant representing 500,000 common shares of the Company under our 2001 Option Plan, at an exercise price of $0.20, the closing price of the Company’s common shares on July 1, 2009 (“Cipkowski Rosenthal Stock Option”). The Cipkowski Rosenthal Stock Option vested over three years in equal installments as follows: 165,000 on July 1, 2010, 165,000 on July 1, 2011 and 170,000 on July 1, 2012

The fair value of the Cipkowski Rosenthal Stock Options was $78,000 and was estimated using the Black-Scholes pricing model using the following weighted average assumptions: dividend yield of 0%; risk-free interest rate of 4.34%, expected life of 10 years; and stock price volatility of 69%. We amortized this share-based payment expense over the vesting period of 3 years. We amortized $0 in expense in the First Quarter 2013 (as 100% of the share based payment expense was amortized prior to December 31, 2012), and $7,000 in share-based payment expense in the First Quarter 2013. As of March 31, 2013, there was $0 in unrecognized expense related to the Cipkowski Rosenthal Stock Option and 0 months remaining.

In addition to the Stock Options and Warrants previously disclosed in this Note E, the following warrant was issued in the year ended December 31, 2012, however, no expense was recognized in either the First Quarter 2013 or the First Quarter 2012. Given this, the information below is purely for disclosure purposes:

Cantone Asset Management, LLC Warrants

On August 1, 2012, we entered into a Consulting Agreement (“Consulting Agreement”) with Cantone Asset Management, LLC (“CAM”). The Consulting Agreement commenced August 1, 2012 and ends on August 1, 2013. Under the terms of the Consulting Agreement, CAM will provide the Company with financial advisory services and advice related to debt refinancing. On August 1, 2012, we issued CAM a 3-year warrant to purchase 300,000 shares of our common stock at an exercise price of $0.16 per share, the closing price of the Company’s common shares on August 1, 2012 (the “CAM Warrant”). The fair value of the CAM Warrants is $48,000 and was estimated utilizing the Black-Scholes pricing model using the following weighted average assumptions: dividend yield of 0%; risk-free interest rate of 1.56; expected life of 3 years; and stock price volatility of 77%. We recognized $0 in share based payment expense in the First Quarter 2013 and 100% of this expense, or $48,000 was recognized in the quarter ended September 30, 2012 so, $0 in expense was recognized in the First Quarter of 2012. As of March 31, 2013, there is $0 remaining in share based payment expense related to the CAM Warrant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provides information, which we believe is relevant to an assessment and understanding of our financial condition and results of operations. The discussion should be read in conjunction with the Interim Financial Statements contained herein and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words “believes”, “anticipates”, “estimates”, “expects”, “intends”, “projects”, and words of similar import, are forward-looking as that term is defined by the Private Securities Litigation Reform Act of 1995 (“1995 Act”), and in releases issued by the United State Securities and Exchange Commission (the “Commission”). These statements are being made pursuant to the provisions of the 1995 Act and with the intention of obtaining the benefits of the “Safe Harbor” provisions of the 1995 Act. We caution that any forward-looking statements made herein are not guarantees of future performance and that actual results may differ materially from those in such forward-looking statements as a result of various factors, including, but not limited to, any risks detailed herein, in our “Risk Factors” section of our Form 10-K for the year ended December 31, 2012, in our most recent reports on Form 10-Q and Form 8-K and from time to time in our other filings with the Commission, and any amendments thereto. Any forward-looking statement speaks only as of the date on which such statement is made, and we are not undertaking any obligation to publicly update any forward-looking statements. Readers should not place undue reliance on these forward-looking statements.

Overview

Sales in the three months ended March 31, 2013 (“First Quarter 2013”) decreased when compared to the three months ended March 31, 2012 (“First Quarter 2012”). Although we experienced short sales growth periods in the year ended December 31, 2012 and even within the First Quarter 2013, conditions in the global economy remain tenuous at best and this uncertainty greatly impacts our core markets of Workplace and Government. We believe that it will be some time before we see significant growth in these core markets.

Given this uncertainty, we continue to examine all expenses closely in efforts to achieve profitability (if sales levels improve) or to minimize losses going forward (if sales remain at current levels or continue to decline). We are also examining other growth opportunities from both a product and market perspective. During the First Quarter 2012, we sustained a net loss of $424,000 from net sales of $2,125,000. We had cash used in operating activities of $743,000 for the First Quarter 2013.

During the First Quarter 2012, we continued to market and distribute our point of collection products to detect the presence or absence of drugs of abuse in a urine or oral fluid specimen and our Rapid Reader® drug screen result and data management system, and we also performed bulk test strip contract manufacturing services for unaffiliated third parties. We also continued to focus our efforts on the sale of our CLIA waived Rapid TOX® product line (which includes the CLIA WAIVED test to detect Buprenorphine).

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

Results of operations for the First Quarter 2013 compared to the First Quarter 2012

NET SALES: Net sales for the First Quarter 2013 decreased 7.4% when compared to net sales in the First Quarter 2012. Workplace sales (some of which are national account oral fluid customers) decreased when comparing First Quarter 2013 to the First Quarter 2012; this was primarily as a result of decreased purchasing by our customers given the uncertainty and unstable nature of the economy.

Government sales also declined in the First Quarter 2013 when compared to the First Quarter 2012. Sales to government accounts continue to be negatively impacted by price pressures caused by competitors selling products manufactured outside of the United States. Foreign manufacturers can offer their products at a lower price due to lower costs related to labor, material, regulatory compliance, insurance, etc.; therefore, it has become increasingly difficult to compete from a cost standpoint. Most government contracts are awarded via an open solicitation process and in most cases, the bidder with the lowest priced product is awarded the contract. In addition, for some of the contracts we currently hold, decreased purchasing levels (in attempts to close budget deficits), have resulted in decreased buying by our customers.

International sales remained relatively flat (with only a slight decline in sales) in the First Quarter 2013 when compared to the First Quarter 2012, as we continue our relationships with our distributors in Latin America as well as our relationship with Dräger Safety.

Contract manufacturing sales improved quarter over quarter due to increased contract manufacturing of a product for fetal amniotic rupture and a product for RSV.

COST OF GOODS SOLD/GROSS PROFIT: Cost of goods sold increased to 63.0% of net sales in the First Quarter 2013, compared to 58.1% of net sales in the First Quarter 2012. Gross profit for the First Quarter 2012 decreased to 37.0% of net sales from 41.9% of net sales in the First Quarter 2012. The increases in cost of goods/decrease in gross profit stems primarily from decreased manufacturing efficiencies in the First Quarter 2013 when compared to the First Quarter 2012. Decreased manufacturing efficiencies stem primarily from a diminished capacity to purchase raw materials in greater quantities and on better terms due to limited cash flow and a decrease in the number of test strips produced (when certain labor and overhead costs remain fixed). Gross profit was also negatively impacted by downward pressure on selling prices as a result of competition from foreign manufacturers.

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

OPERATING EXPENSES: Operating expenses increased slightly in the First Quarter 2013, compared to the First Quarter 2012. We continue to assess our operating expenses to ensure they are adequate to elicit growth, support sales levels and address market trends and customer needs. In the First Quarter 2013, research and development and general and administrative expenses increased, while selling and marketing expense increased; more specifically:

Research and Development (“R&D”) expense

R&D expense increased 21.1% when comparing the First Quarter 2013 with the First Quarter 2012. Decreases in salaries and employee related benefits were offset by increased costs related to FDA compliance. Our R&D department continues to focus their efforts on the enhancement of current products, development of new product platforms and exploration of contract manufacturing opportunities.

Selling and Marketing expense

Selling and marketing expense for the First Quarter 2013 decreased 8.8% when compared to the First Quarter 2012. This decrease is primarily a result of decreased sales salaries, employment taxes and postage, offset by increases in sales consulting fees, employee related benefits, and marketing consulting fees. The increase in consulting fees in sales and marketing stems from our introduction of a low cost alternative product line that targets cost-conscious customers, including low volume customers and government entities. In the First Quarter 2013, we continued to promote our products through selected advertising, participation at high profile trade shows and other marketing activities. Our direct sales force continued to focus their selling efforts in our target markets, which include, but are not limited to, Workplace and Government, as well as focusing on the Clinical market, primarily physicians and pain management clinics, with our CLIA waived Rapid TOX product line.

General and Administrative (“G&A”) expense

G&A expense for the First Quarter 2013 increased 9.3% when compared to the First Quarter 2012. Increases in G&A salaries (due to the return of a member of senior management in operations), brokers fees (in connection with debt financings), bank service fees, patent and licenses and share based payment expense were offset by decreases in SEC reporting fees (due to the timing of costs incurred related to compliance with XBRL filing requirements), consulting fees (due to the same member of senior management’s transition from a consultant to an employee), legal fees (due to timing of activities in our current litigation-See Part I, Item 1, Note C – Litigation), and outside service fees (related to compliance with regulatory compliance outside of the United States). Share based payment expense totaled $36,000 in the First Quarter 2013 and $6,000 in the First Quarter 2012.

Liquidity and Capital Resources as of March 31, 2013

Our cash requirements depend on numerous factors, including product development activities, penetration of our core markets, and effective management of inventory levels and production levels in response to sales forecasts. We expect to devote capital resources to continue product development and research and development activities. We will examine other growth opportunities including strategic alliances and expect such activities will be funded from existing cash and cash equivalents, issuance of additional equity or additional borrowings, subject to market and other conditions. Our financial statements for the year ended December 31, 2012 were prepared assuming we will continue as a going concern. As of the date of filing this report, two of our credit facilities, the First Niagara Mortgage Consolidation Loan and the Series A Debentures, will expire in less than 12 months. The Company extended the First Niagara Mortgage Consolidation Loan in the First Quarter 2013; however, it still expires on March 1, 2014. Our Series A Debentures expire on August 1, 2013. We continue to explore possible financing alternatives to these credit facilities; including but not limited to extension, consolidation and/or refinancing of the current credit facilities.

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

As of March 31, 2013, we had a Mortgage Consolidation Loan with First Niagara and a Line of Credit with Imperium. The Imperium Line of Credit had a total loan availability of $2,000,000 as of March 31, 2013, with $724,000 of this amount available for borrowing ($285,000 under the revolving line of credit and $439,000 on the supplemental advance). The balance on our Mortgage Consolidation Loan was $553,000.

Working Capital Deficiency / Working Capital

Our working capital decreased $456,000 at March 31, 2013 when compared to working capital at December 31, 2012 primarily as a result of a decrease in cash along with increases in our line of credit balance and accounts payable, offset by an increase in accounts receivable and prepaid expenses and decreases in inventory.

We have historically satisfied net working capital requirements through cash from operations, bank debt, occasional proceeds from the exercise of stock options and warrants (approximately $623,000 since 2002) and through the private placement of equity securities ($2,963,000 in net proceeds since August 2001).

Dividends

We have never paid any dividends on our common shares and anticipate that all future earnings, if any, will be retained for use in our business, and therefore, we do not anticipate paying any cash dividends.

Cash Flows

Increases in accounts receivable and prepaid expenses and other current assets along with a substantial decrease in accounts payable partially offset by a decrease in inventory and an increase in the provision for slow moving and obsolete inventory resulted in cash used in operating activities of $743,000. The primary use of cash in the First Quarter 2013 was funding of operations.

Net cash used in investing activities in the First Quarter 2013 was for investment in property, plant and equipment, and net cash used in investing activities in the First Quarter 2012 was for investment in property, plant and equipment and patent application costs.

Net cash provided by financing activities in the First Quarter 2013 consisted of payment on debt financings, debt issuance costs (related to our Imperium Line of Credit), net proceeds from our lines of credit, and proceeds from the issuance of common stock (related to the issuance of 333,333 common shares issued to Monarch Capital Group in the First Quarter 2013 as compensation for financial advisory services). Net cash provided by financing activities in the First Quarter 2012 consisted of payment on debt financing and net proceeds from our lines of credit.

At March 31, 2013, we had cash and cash equivalents of $1,000.

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

As of the date of this report, we are not in compliance with the minimum EBITDA requirements for March 31, 2013 under our Imperium Line of Credit (to be measured upon the filing of this Report on 10-Q). This non-compliance constitutes an event of default under our Imperium Line of Credit. Imperium’s remedies for an Event of Default, include but are not limited to, a 4% increase in our interest rate for as long as the default occurs, termination or suspension of Imperium’s obligation to make further advances to the Company, and declaration of all amounts owed to Imperium due and payable. The increase in interest rate, given our current advances under the Imperium Line of Credit would not be material, however, if Imperium were to suspend or terminate further advances, or declare all amounts due and payable, this would have a material adverse effect on our business and negatively impact our ability to continue operations.

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

Item 1A. Risk Factors

There have been no material changes to our risk factors set forth in Part I, Item 1A, in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 16, 2013, in connection with the Imperium Line of Credit, we granted Imperium a 7-year warrant to purchase 2,000,000 common shares of the Company at an exercise price of $0.18, the closing price of our common shares on January 16, 2013 (the “Imperium Warrant”). The Imperium Warrant was 100% (or 2,000,000 common shares) exercisable on January 16, 2013.

On January 16, 2013, as part of their finder’s fee compensation, we issued Monarch Capital Group, LLC (“Monarch”) a 5-year warrant representing 3% of the Imperium Warrant, or a 5-year warrant to purchase 60,000 common shares of the Company, also at a strike price of $0.18, the closing price of our common shares on January 16, 2013 (the “Monarch Warrant”). The Monarch Warrant was 100% (or 60,000 common shares) exercisable on January 16, 2013.

On February 4, 2013, we entered into a Financial Advisory Agreement (the “Agreement”) with Monarch. Under the Agreement, Monarch will provide certain financial advisory services for a period of 6 months, and as consideration for these services, we issued 333,333 restricted shares of common stock to Monarch on February 15, 2013. The closing price of our common shares on February 4, 2013 was $0.26 per share and the closing price of our common shares on February 15, 2013 was $0.22 per share.

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

Dated: May 14, 2013

