Form 10-Q
period 2013-06-30
AMERICAN BIO MEDICA CORP
filed 2013-08-14
CIK 896747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

22,166,336 Common Shares as of August 14, 2013

American Bio Medica Corporation

Index to Quarterly Report on Form 10-Q

For the quarter ended June 30, 2013

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

American Bio Medica Corporation
Condensed Balance Sheets	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$55,000	$89,000
Accounts receivable, net of allowance for doubtful accounts of $59,000 at June 30, 2013, and $60,000 at December 31, 2012	1,054,000	810,000
Inventory, net of allowance for slow moving and obsolete inventory of $358,000 at June 30, 2013 and $261,000 at December 31, 2012	2,481,000	2,571,000
Prepaid expenses and other current assets	103,000	50,000
Total current assets	3,693,000	3,520,000

Property, plant and equipment, net	1,190,000	1,192,000
Debt issuance costs, net	346,000	29,000
Patents	23,000	24,000
Other assets	14,000	14,000
Total assets	$5,266,000	$4,779,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$648,000	$1,016,000
Accrued expenses and other current liabilities	215,000	174,000
Wages payable	239,000	231,000
Line of credit	1,583,000	321,000
Current portion of long-term debt	1,318,000	1,404,000
Total current liabilities	4,003,000	3,146,000

Other liabilities	146,000	145,000
Related party note	124,000	124,000
Total liabilities	4,273,000	3,415,000

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity:
Preferred stock; par value $.01 per share; 5,000,000 shares authorized, none issued and outstanding at June 30, 2013 and December 31, 2012
Common stock; par value $.01 per share; 50,000,000 shares authorized; 22,166,336 issued and outstanding at June 30, 2013 and 21,833,003 issued and outstanding at December 31, 2012	222,000	218,000
Additional paid-in capital	19,833,000	19,490,000
Accumulated deficit	(19,062,000)	(18,344,000)

Total stockholders’ equity	993,000	1,364,000

Total liabilities and stockholders’ equity	$5,266,000	$4,779,000

The accompanying notes are an integral part of the condensed financial statements

American Bio Medica Corporation

Condensed Statements of Operations

(Unaudited)

	For The Six Months Ended
	June 30,
	2013	2012

Net sales	$4,505,000	$4,758,000

Cost of goods sold	2,750,000	2,753,000

Gross profit	1,755,000	2,005,000

Operating expenses:
Research and development	178,000	108,000
Selling and marketing	966,000	1,050,000
General and administrative	1,184,000	1,046,000
	2,328,000	2,204,000

Operating loss	(573,000)	(199,000)

Other (expense) / income:
Interest income	0	5,000
Interest expense	(143,000)	(91,000)
	(143,000)	(86,000)

Net loss before tax	(716,000)	(285,000)

Income tax (expense) / benefit	(2,000)	2,000

Net loss	$(718,000)	$(283,000)

Basic and diluted loss per common share	$(0.03)	$(0.01)

Weighted average number of shares outstanding – basic and diluted	22,109,560	21,744,768

The accompanying notes are an integral part of the condensed financial statements

American Bio Medica Corporation

Condensed Statements of Operations

(Unaudited)

	For The Three Months Ended
	June 30,
	2013	2012

Net sales	$2,380,000	$2,462,000

Cost of goods sold	1,411,000	1,420,000

Gross profit	969,000	1,042,000

Operating expenses:
Research and development	115,000	55,000
Selling and marketing	491,000	529,000
General and administrative	574,000	488,000
	1,180,000	1,072,000

Operating loss	(211,000)	(30,000)

Other (expense) / income:
Interest income	0	1,000
Interest expense	(82,000)	(45,000)
	(82,000)	(44,000)

Net loss before tax	(293,000)	(74,000)

Income tax expense	(1,000)	(3,000)

Net loss	$(294,000)	$(77,000)

Basic and diluted loss per common share	$(0.01)	$(0.00)

Weighted average number of shares outstanding – basic and diluted	22,166,336	21,744,768

The accompanying notes are an integral part of the condensed financial statements

American Bio Medica Corporation

Condensed Statements of Cash Flows

(Unaudited)

	For The Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(718,000)	$(283,000)
Adjustments to reconcile net loss to net cash (used in) / provided by operating activities:
Depreciation	59,000	61,000
Amortization of debt issuance costs	110,000	23,000
Provision for bad debts	(1,000)	(16,000)
Provision for slow moving and obsolete inventory	97,000	48,000
Share-based payment expense	61,000	23,000
Changes in:
Accounts receivable	(243,000)	(261,000)
Inventory	(7,000)	(199,000)
Prepaid expenses and other current assets	(52,000)	(7,000)
Accounts payable	(368,000)	751,000
Accrued expenses and other current liabilities	41,000	(71,000)
Wages payable	8,000	(32,000)
Other liabilities	1,000	1,000
Net cash (used in) / provided by operating activities	(1,012,000)	38,000

Cash flows from investing activities:
Purchase of property, plant and equipment	(57,000)	(8,000)
Patent application costs	0	(23,000)
Net cash used in investing activities	(57,000)	(31,000)

Cash flows from financing activities:
Payments on debt financing	(85,000)	(65,000)
Debt issuance costs	(145,000)	0
Proceeds from issuance of common stock	3,000	0
Proceeds from lines of credit	5,892,000	4,750,000
Payments on lines of credit	(4,630,000)	(4,770,000)
Net cash provided by / (used in) financing activities	1,035,000	(85,000)

Net decrease in cash and cash equivalents	(34,000)	(78,000)
Cash and cash equivalents - beginning of period	89,000	93,000

Cash and cash equivalents - end of period	$55,000	$15,000

Supplemental disclosures of cash flow information
Cash paid during period for interest	$120,000	$93,000

The accompanying notes are an integral part of the condensed financial statements

Notes to condensed financial statements (unaudited)

June 30, 2013

Note A - Basis of Reporting

The accompanying unaudited interim condensed financial statements of American Bio Medica Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. Accordingly, these unaudited interim financial statements do not include all information and footnotes required by U.S. GAAP for complete financial statement presentation. These unaudited interim financial statements should be read in conjunction with our audited financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2012. In the opinion of management, the interim financial statements include all normal, recurring adjustments which are considered necessary for a fair presentation of the financial position of the Company at June 30, 2013, the results of our operations for the three and six month periods ended June 30, 2013 and June 30, 2012, and cash flows for the six month periods ended June 30, 2013 and June 30, 2012.

Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of results that may be expected for the year ending December 31, 2013. Amounts at December 31, 2012 are derived from our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

During the six months ended June 30, 2013, there were no significant changes to our critical accounting policies, which are included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Recent Accounting Standards

There were no new standards adopted that are expected to have a material impact on our interim financial statements.

Note B – Inventory

Inventory is comprised of the following:

	June 30, 2013	December 31, 2012

Raw Materials	$1,660,000	$1,578,000
Work In Process	818,000	671,000
Finished Goods	361,000	583,000
Allowance for slow moving and obsolete inventory	(358,000)	(261,000)
	$2,481,000	$2,571,000

Note C – Net Loss Per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted average number of outstanding common shares during the period. Diluted net loss per common share includes the weighted average dilutive effect of stock options and warrants. Potential common shares outstanding as of June 30, 2013 and 2012:

	June 30, 2013	June 30, 2012
Warrants	2,435,000	75,000
Options	3,726,080	3,164,080

The number of securities not included in the diluted net loss per common share for the three and six months ended June 30, 2013 and the three and six months ended June 30, 2012 (because the effect would have been anti-dilutive) were 6,161,080 and 3,239,080, respectively.

Note D – Litigation

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

On March 28, 2011, the Defendants filed an Answer to our Complaint and Defendant Gould filed a counter-claim against the Company in the amount of $150,000 alleging breach of contract related to an employment agreement between Gould and the Company. We filed a reply to Gould’s counterclaim on April 13, 2011. Our reply asserted that the Company did not breach the prior employment agreement in place with Gould, that the Company provided the required written notice of non-renewal of Gould’s employment agreement, and that Gould’s employment agreement expired on May 31, 2010; at which time Gould became an at-will employee of the Company. Gould was subsequently terminated for cause on July 28, 2010. A conference was held with the court on June 16, 2011, at which issues in dispute were discussed and a discovery schedule was set. As of the date of this report, factual discovery is completed and all depositions have been conducted.

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

Note E – Line of Credit and Debt

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

On the Imperium Closing Date, we paid a closing fee of $10,000 to Imperium, and granted Imperium a 7-year warrant to purchase 2,000,000 common shares of the Company at an exercise price of $0.18 (the “Imperium Warrants”) (See Part I, Item 1, Note F – Stock Options and Warrants; Imperium Financing Stock Options and Warrants). We also paid an early termination fee of $25,000 to Medallion on the Imperium Closing Date, a finder’s fee of 3% of the gross proceeds from the Imperium financing, or $60,000, and a 5-year warrant (the “Monarch Warrant”) to purchase 60,000 common shares of the Company at an exercise price of $0.18 to Monarch Capital Group, LLC (See Part I, Item 1,Note F – Stock Options and Warrants; Imperium Financing Stock Options and Warrants).

We also pay Imperium an Unused Line Fee in an amount equal to 2% (a) from and after the Imperium Closing Date through and including March 31, 2013, the Maximum Revolving Amount of $1,500,000 less the aggregate amounts outstanding to Imperium and (b) at all time from and after April 1, 2013, the Maximum Amount of $2,000,000 less the aggregate amounts outstanding to Imperium. The Unused Line Fee for each month (except for the month in which the termination occurs) is payable on the first day of each calendar month following the Imperium Closing Date; the final monthly installment of the Unused Line Fee is payable on the termination date. We also pay to Imperium a Collateral monitoring fee of $2,500 on the first day of each month during the term of the LSA.

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

So long as any obligations are due to Imperium under the LSA, we must maintain Net Borrowing Availability of not less than $100,000 (Net Borrowing Availability is defined as borrowing availability less the amounts due under the Imperium Line of Credit). There are also certain minimum EBITDA (Earnings Before Interest, Taxes Depreciation and Amortization) requirements. More specifically, we must have EBITDA of not less than (a) $25,000 for the Fiscal Quarter ended on or about March 31, 2013, (b) $100,000 for the Fiscal Quarter ended on or about June 30, 2013, (c) $200,000 for the Fiscal Quarter ending on or about September 30, 2013, and (d) $300,000 for the Fiscal Quarter ending on or about December 31, 2013 and for each of the Fiscal Quarters thereafter.

In an event of default, which includes but is not limited to, failure of the Company to make any payment when due, and non-compliance with the Net Borrowing Availability and minimum EBITDA requirements, the interest rate will be increased by 4% for as long as the event of default occurs. Imperium’s other remedies include, but are not limited to, termination or suspension of Imperium’s obligation to make further advances to the Company, declaration of all amounts owed to Imperium due and payable. We did not comply with the minimum EBITDA requirement for the quarter ending March 31, 2013, however, upon conferences with Imperium, on May 20, 2013, Imperium waived the EBITDA requirement for the quarter ended March 31, 2013. Imperium was paid $10,0000 for costs related to account review. As of the date of this report, the Company is not in compliance with the EBITDA requirement for the quarter ended June 30, 2013 (to be measured upon the filing of this Form 10-Q). This non-compliance constitutes an event of default under our Imperium Line of Credit. The increase in interest rate, given our current advances under the Imperium Line of Credit would not be material, however, if Imperium were to suspend or terminate further advances, or declare all amounts due and payable, this would have a material adverse effect on our business and negatively impact our ability to continue operations.

We incurred $435,000 in costs related to the Imperium Line of Credit, which included the costs noted previously as well as $39,000 to Imperium for their legal fees, $2,000 for Company’s legal fees and $299,000 in capitalized deferred financing costs associated with the warrants issues to Imperium and Monarch (See Part I, Item 1, Note F – Stock Options and Warrants; Imperium Financing Stock Options and Warrants). With the exception of the early termination fee of $25,000 paid to Medallion, which was fully recognized in the three months ended March 20, 2013, these costs will be amortized over the term of the facility (3 years). We recognized $143,000 of these costs in the six months ended June 30, 2013, of which $50,000 was deferred financing costs, and $0 in costs in the six months ended June 30, 2012 (as we didn’t enter into the LSA with Imperium until January 2013). We recognized $59,000 of these costs, of which $25,000 was deferred financing costs, in the three months ended June 30, 2013 and $0 in costs in the three months ended June 30, 2012 (as we didn’t enter into the LSA with Imperium until January 2013). We incurred $56,000 in interest expense in the six months ended June 30, 2013, and $0 in interest expense in the six months ended June 30, 2012 (as we did not enter into the LSA with Imperium until January 2013). We incurred $32,000 in interest expense related to the Imperium Line of Credit in the three months ended June 30, 2013, and $0 in interest expense in the three months ended June 30, 2012 (as we did not enter into the LSA with Imperium until January 2013). There was $1,583,000 outstanding to Imperium at June 30, 2013, and there was $0 outstanding to Imperium at December 31, 2012, as we did not enter into the LSA with Imperium until January 2013. We had $10,000 in accrued interest expense at June 30, 2013 and $0 at December 31, 2012.

The balance on the Imperium Line of Credit was $1,401,000 and the balance on the supplemental advance was $182,000, for a total loan balance of $1,583,000 at June 30, 2013. We must maintain net borrowing availability of at least $100,000, therefore, as of June 30, 2013, we did not have any additional loan availability on the line of credit and $318,000 in availability under the supplemental advance, for a total Loan Availability of $318,000 as of June 30, 2013.

Medallion Financial Corp

On April 20, 2012 (the “Medallion Closing Date”), we entered into a Loan and Security Agreement (the “Loan Agreement”) with Medallion to refinance our Line of Credit with Rosenthal and Rosenthal, Inc (“Rosenthal”; see below for information on the Rosenthal Line of Credit).

Under the Loan Agreement, Medallion provided the Company with up to $1,000,000 under a revolving secured line of credit (the “Medallion Line of Credit”), which was secured by a first security interest in all of our receivables, inventory, and intellectual property rights along with a second security interest in our machinery and equipment. The maximum amount available under the Medallion Line of Credit was subject to an Advance Rate that consisted of: 85% of eligible accounts receivable and up to 30% of eligible inventory (not to exceed $150,000).

From the loan availability on the Medallion Closing Date, we drew approximately $566,000 to pay off our Line of Credit with Rosenthal. We were charged a facility fee of 1% of the balance of the Medallion Line of Credit on the Medallion Closing Date and the same facility fee of 1% would be charged on each anniversary of the Medallion Closing Date. Under the Loan Agreement, interest on outstanding borrowings was payable monthly and was charged at an annual rate equal to 4% above the Wall Street Journal Prime rate as published from time to time. We were subject to two audits per year by Medallion (provided we were not in default) at a rate of $950.00 per person per day. Prior to the Medallion Closing Date, we also paid a non-refundable fee in the amount of $10,000 to Medallion for field exam and due diligence costs.

We incurred $20,000 in costs related to the Medallion Line of Credit. These costs were fully expensed in the six and three months ended June 30, 2012 so, although the Medallion Line of Credit was in place for a few weeks in January 2013, there were no costs expensed in the six and three months ended June 30, 2013. We incurred $7,000 in interest expense in the six months ended June 30, 2013 and $8,000 in interest expense in the six months ended June 30, 2012. We incurred $0 in interest expense related to the Medallion Line of Credit in the three months ended June 30, 2013 (because the Medallion Line of Credit was refinanced in January 2013), and we incurred $8,000 in interest expense in the three months ended June 30, 2012.

The amount outstanding on the Medallion Line of Credit at December 31, 2012 was $321,000. Additional loan availability was $67,000, for a total Loan Availability of $388,000 as of December 31, 2012. On January 16, 2013, all indebtedness due to Medallion was paid in full and Medallion’s security interest in our assets were terminated, therefore the amount outstanding on the Medallion Line of Credit at June 30, 2013 was $0.

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

We incurred $41,000 in costs related to the Rosenthal Line of Credit. These costs were amortized over the three-year term of the Rosenthal Line of Credit. We amortized $0 of these costs in the six months ended June 30, 2013 (given the Rosenthal Line of Credit was terminated on May 30, 2012), and $7,000 of these costs in the six months ended June 30, 2012. We amortized $0 of these costs in the three months ended June 30, 2013 (given the Rosenthal Line of Credit was terminated on May 31, 2012) and $4,000 in costs in the three months ended June 30, 2012.

We incurred $0 in interest expense in the six months ended June 30, 2013 (again, given the May 2013 termination date), and $19,000 in the six months ended June 30, 2012. We incurred $0 in interest expense in the three months ended June 30, 2013 (given the May 2013 termination date) and $7,000 in interest expense in the three months ended June 30, 2012. There was $0 outstanding on the Rosenthal Line of Credit at June 30, 2013 and at December 31, 2012.

First Niagara Bank Mortgage Consolidation Loan (“Mortgage Consolidation Loan”)

On February 23, 2011, we amended and extended our Mortgage Consolidation Loan with First Niagara Bank (“First Niagara”). The amended Mortgage Consolidation Loan continues to be secured by our facility in Kinderhook, New York as well as various pieces of machinery and equipment. All other terms of the Mortgage Consolidation Loan remained unchanged, including compliance with a covenant (measured monthly) to maintain a certain level of liquidity (defined as any combination of cash, marketable securities or borrowing availability under one or more credit facilities other than the Mortgage Consolidation Loan).

The amended Mortgage Consolidation Loan had a maturity date of March 1, 2013, and had a 6-year (72 month) amortization. The principal amount of the amended Mortgage Consolidation Loan was $815,000 with a fixed interest rate of 8.25%. The monthly payment of principal and interest was $14,000 and payments commenced on March 1, 2011. We were required to make a $15,000 principal payment at the time of closing of the amended Mortgage Consolidation Loan. We also incurred approximately $2,000 in costs associated with this amendment, which were legal costs incurred by First Niagara and passed on to the Company. We amortized less than $1,000 of this expense in each of the six months ended June 30, 2013 and June 30, 2012. We amortized $0 of these costs in the three months ended June 30, 2013 and less than $1,000 of this expense in the three months ended June 30, 2012.

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

The balance on the Mortgage Consolidation Loan was $523,000 at June 30, 2013 and $608,000 at December 31, 2012. We recognized $25,000 and $29,000 in interest expense in the six months ended June 30, 2013 and June 30, 2012, respectively. Interest expense recognized was $13,000 in the three months ended June 30, 2013, and $14,000 in the three months ended June 30, 2012.

Copier Leases

In May 2007, we purchased a copier through an equipment lease with RICOH in the amount of $17,000. The term of the lease was five years with an interest rate of 14.11%. In April 2012, we notified RICOH that we were opting to purchase the copier for $1.00 as provided in our lease. The amount outstanding on this lease was $0 at June 30, 2013 and at December 31, 2012.

In October 2010, we purchased a copier through an equipment lease with Marlin Leasing in the amount of $4,000. The term of the lease is three years with an interest rate of 14.46%. The amount outstanding on this lease was less than $1,000 at June 30, 2013 and at December 31, 2012.

Debenture Financing

In August 2008, we completed an offering of Series A Debentures (“Series A Debentures”) and received gross proceeds of $750,000. The net proceeds of the offering of Series A Debentures were $631,000 after $54,000 of placement agent fees and expenses, legal and accounting fees of $63,000 and $2,000 of state filing fees.

The Series A Debentures accrued interest at a rate of 10% per annum (payable by the Company semi-annually). As placement agent, Cantone Research, Inc. (“Cantone”) received a placement agent fee of $52,500, or 7% of the gross principal amount of Series A Debentures sold. In addition, we issued Cantone a warrant to purchase 30,450 shares of the Company’s common stock at an exercise price of $0.37 per share and a warrant to purchase 44,550 shares of the Company’s common stock at an exercise price of $0.40 per share (See Part I, Item 1, Note F – Stock Options and Warrants; Cantone Research Inc. Warrants).

We incurred $131,000 in expenses related to the offering, including $12,000 in expense related to warrants issued to Cantone. We amortized $0 of this expense and $16,000 of this expense (of which approximately $1,000 was related to share based payment expense related to the Cantone warrants) in the six months ended June 30, 2013 and June 30, 2012, respectively, and $0 and $8,000 of this expense (of which less than $1,000 was share based payment expense related to the Cantone warrants) in the three months ended June 30, 2013 and June 30, 2012, respectively.

The unamortized balance was $0 as of June 30, 2013 and December 31, 2012 (as the Series A Debentures matured on August 1, 2012).

Series A Debenture Extension

The Series A Debentures matured on August 1, 2012. On July 25, 2012, we entered into a Placement Agent Agreement (the “Agent Agreement”) with Cantone. Under the terms of the Agent Agreement, Cantone acted as our exclusive placement agent in connection with an amendment of the Series A Debentures. Under the amendment, the term of Series A Debentures was extended to reflect a due date of August 1, 2013, and the interest rate during the extension period was increased from 10% to 15% per annum, due quarterly in arrears. See Part I, Item 1, Note G - Subsequent Events.

As compensation for their placement agent services, Cantone received a cash fee of 5% of the gross amount of existing Series A Debentures, or $37,500, and the warrants issued to Cantone (in connection with their services as placement agent in the original Series A Debenture financing) were amended to reflect a purchase price of $0.17 per share and a new term of three (3) years (See Part I, Item 1, Note F – Stock Options and Warrants; Cantone Research Inc. Warrants). Cantone also received 1% of the gross amount of Series A Debentures, or $7,500, as a non-accountable expense allowance and we reimbursed Cantone $5,000 in legal fees incurred in connection with the amendment of the Series A Debentures. These costs, including share based payment expense of $12,000 related to the warrants issued to Cantone), are being amortized over the term of the extension (12 months). We amortized $31,000 of this expense in the six months ended June 30, 2013, of which $6,000 was share based payment expense, and $0 of expense in the six months ended June 30, 2012 (as the extension did not occur until the quarter ended September 30, 2012). We amortized $15,000 of this expense in the three months ended June 30, 2013, of which $3,000 was share based payment expense, and $0 of expense in the three months ended June 30, 2012 (as the extension did not occur until the quarter ended September 30, 2012).

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

We recognized $60,000 in interest expense in the six months ended June 30, 2013, and $0 in interest expense in the six months ended June 30, 2012 (as the extension didn’t occur until the three months ended September 30, 2012). We recognized $30,000 in interest expense in the three months ended June 30, 2013, and $0 in interest expense in the three months ended June 30, 2012 (as the extension didn’t occur until the three months ended September 30, 2012). We had $40,000 in accrued interest expense at June 30, 2013 and $26,000 in accrued interest expense at December 31, 2012.

Note F – Stock Options and Warrants

June 2013 Stock Options

On June 20, 2013, we issued options to purchase 25,000 shares of the Company’s common stock under our Fiscal 2001 Stock Option Plan (“2001 Option Plan”) to a member of our Science Advisory Board (“SAB”). The SAB was recently put back into place after being inactive for a number of years. New members were recently added to the SAB in our efforts to diversify our business and explore new technologies. The stock option has an exercise price of $0.14, the closing price of our common shares on June 20, 2013, and it vests over 24 months as follows: 12,500 common shares on June 20, 2014, and 12,500 common shares on June 20, 2015. The fair value of these options is $4,000 and was estimated using the Black-Scholes pricing model using the following weighted average assumptions: dividend yield of 0%; risk-free interest rate of 2.41; expected life of 10 years; and stock price volatility of 74%. We will amortize this share based payment expense over the vesting period (24 months). We amortized less than $1,000 of this share based payment expense in six months ended June 30, 2013 and $0 of share based payment expense in the six months ended June 30, 2012 (as these options were not issued until June 2013). We recognized less then $1,000 in share based payment expense in the three months ended June 30, 2013 and $0 in share based payment expense in the three months ended June 30, 2012 (as these options were not issued until June 2013). As of June 30, 2013, there was $4,000 in unrecognized share based payment expense with 23 months remaining.

On June 25, 2013, we issued options to purchase 200,000 shares of the Company’s common stock under our 2001 Option Plan to our executive vice president and chief compliance officer, Melissa Waterhouse (“Waterhouse”). The Waterhouse stock option has an exercise price of $0.14, the closing price of our common shares on June 25, 2013 and it vests over 36 months as follows: 66,000 common shares on June 25, 2014; 66,000 common shares on June 25, 2015 and 68,000 common shares on June 20, 2016. The fair value of these options is $28,000 and was estimated using the Black-Scholes pricing model using the following weighted average assumptions: dividend yield of 0%; risk-free interest rate of 2.60; expected life of 10 years; and stock price volatility of 74%. We will amortize this share based payment expense over the vesting period (36 months). We amortized $1,000 of this share based payment expense in the six months ended June 30, 2013 and $0 in share based payment expense in the six months ended June 30, 2012 (as these options were not issued until June 2013). We recognized $1,000 in share based payment expense in the three months ended June 30, 2013 and $0 in share based payment expense in the three months ended June 30, 2012 (as these options were not issued until June 2013). As of June 30, 2013, there was $27,000 in unrecognized share based payment expense with 35 months remaining.

April 2013 Stock Options

On April 15, 2013, we issued options to purchase 25,000 shares of the Company’s common stock under our 2001 Option Plan to another member of our SAB. The stock option has an exercise price of $0.16, the closing price of our common shares on April 15, 2013, and it vests over 24 months as follows: 12,500 common shares on April 15, 2014 and 12,500 common shares on April 15, 2015. The fair value of these options is $4,000 and was estimated using the Black-Scholes pricing model using the following weighted average assumptions: dividend yield of 0%; risk-free interest rate of 1.72; expected life of 10 years; and stock price volatility of 76%. We will amortize this share based payment expense over the vesting period (24 months). We amortized $1,000 of this share based payment expense in the six months ended June 30, 2013 and $0 in share based payment expense in the six months ended June 30, 2012 (as these options were not issued until April 2013). We recognized $1,000 in share based payment expense in the three months ended June 30, 2013, and $0 in share based payment expense in the three months ended June 30, 2012 (as these options were not issued until April 2013). As of June 30, 2013, there was $3,000 in unrecognized share based payment expense with 21 months remaining.

On April 26, 2013, we issued options to purchase 50,000 shares of the Company’s common stock under our 2001 Option Plan to a consultant. The stock option has an exercise price of $0.18, the closing price of our common shares on April 26, 2013, and it vests over 24 months as follows: 25,000 common shares on April 26, 2014 and 25,000 common shares on April 26, 2015. The fair value of these options is $9,000 and was estimated using the Black-Scholes pricing model using the following weighted average assumptions: dividend yield of 0%; risk-free interest rate of 1.70; expected life of 10 years; and stock price volatility of 76%. We will amortize this share based payment expense over the vesting period (24 months). We amortized $1,000 of this share based payment expense in the six months ended June 30, 2013 and $0 in share based payment expense in the six months ended June 30, 2012 (as these options were not issued until April 2013). We recognized $1,000 in share based payment expense in the three months ended June 30, 2013, and $0 in share based payment expense in the three months ended June 30, 2012 (as these options were not issued until April 2013). As of June 30, 2013, there was $8,000 in unrecognized share based payment expense with 21 months remaining.

In addition to the Stock Options issued in the three months ended June 30, 2013, the following stock options/warrants have been issued prior to the three months ended June 30, 2013, and have a portion of their expense recognized in either the three or six months ended June 30, 2013 or the three or six months ended June 30, 2012:

February 2013 Employee/Consultant Stock Options

On February 21, 2013, we issued options to purchase 77,000 shares of common stock under our 2001 Option Plan to 1 executive officer (Waterhouse), 13 non-executive employees of the Company, and 1 consultant at an exercise price of $0.26, the closing price of our common shares on February 21, 2013 (the “February 2013 Stock Options”). The February 2013 Stock Options vest 100% on the 12 month anniversary of the date of the grant, or on February 21, 2014. The fair value of the February 2013 Stock Options is $27,000 and was estimated using the Black-Scholes pricing model using the following weighted average assumptions: dividend yield of 0%; risk-free interest rate of 1.99; expected life of 10 years; and stock price volatility of 82%. We will amortize this share based payment expense over the vesting period of 12 months. We recognized $11,000 of this share based payment expense in the six months ended June 30, 2013, and $0 in share based payment expense in the six months ended June 30, 2012 (as these stock options were not issued until February 2013). We recognized $7,000 in share based payment expense in the three months ended June 30, 2013 and $0 in share based payment expense in the three months ended June 30, 2012 (as these stock options were not issued until Feb 2013). As of June 30, 2013, there was $16,000 in unrecognized share based payment expense with 7 months remaining.

Imperium Financing Stock Options and Warrants

On January 16, 2013, in connection with the Imperium Line of Credit, we granted Imperium a 7-year warrant to purchase 2,000,000 common shares of the Company at an exercise price of $0.18, the closing price of our common shares on January 16, 2013 (the “Imperium Warrant”). The Imperium Warrant was 100% (or 2,000,000 common shares) exercisable on the date of issuance. The fair value of the Imperium Warrant is $290,000 and was estimated using the Black-Scholes pricing model using the following weighted average assumptions: dividend yield of 0%; risk-free interest rate of 1.84; expected life of 7 years; and stock price volatility of 82%. We are capitalizing this cost as deferred financing cost amortized over the term of the Imperium LSA (3 years). We amortized $48,000 of this deferred financing cost in the six months ended June 30, 2013 and $0 in deferred financing cost in the six months ended June 30, 2012 (as the Imperium Warrant was not issued until January 2013). We amortized $24,000 of this deferred financing cost in the three months ended June 30, 2013 and $0 in deferred financing cost in the three months ended June 30, 212 (as the Imperium Warrant was not issued until January 2016). As of June 30, 2013, there was $242,000 in unrecognized cost related to the Imperium Warrant with 30 months remaining.

On January 16, 2013, as compensation for his execution of a Personal Guarantee required under the Imperium LSA, our Chief Executive Officer, Stan Cipkowski (“Cipkowski”) was awarded an option grant representing 500,000 common shares of the Company under our 2001 Option Plan, at an exercise price of $0.15, the closing price of our common shares on January 16, 2013 (the “Cipkowski Imperium Stock Option”). The Cipkowski Imperium Stock Option vests over 36 months in equal installments as follows: 165,000 common shares on January 16, 2014, 165,000 common shares on January 16, 2015 and 170,000 common shares on January 16, 2016. The fair value of the Cipkowski Imperium Stock Option is $73,000 and was estimated using the Black-Scholes pricing model using the following weighted average assumptions: dividend yield of 0%; risk-free interest rate of 1.84; expected life of 10 years; and stock price volatility of 82%. We will amortize this share based payment expense over the vesting period of 36 months. We recognized $12,000 in share based payment expense in the six months ended June 30, 2013 and $0 in share based payment expense in the six months ended June 30, 2012 (as the Cipkowski Imperium Stock Option was not granted until January 2013). We recognized $6,000 in share based payment expense in the three months ended June 30, 2013 and $0 in share based payment expense in the three months ended June 30, 2012 (as the Cipkowski Imperium Stock Option was not granted until January 2013). As of June 30, 2013, there was $61,000 in unrecognized share based payment expense related to the Cipkowski Imperium Stock Option with 30 months remaining.

On January 16, 2013, as part of their finder’s fee compensation, we issued Monarch Capital Group, LLC (“Monarch”) a 5-year warrant representing 3% of the Imperium Warrant, or a 5-year warrant to purchase 60,000 common shares of the Company, also at a strike price of $0.18, the closing price of our common shares on January 16, 2013 (the “Monarch Warrant”). The Monarch Warrant was 100% (or 60,000 common shares) exercisable on the date of issuance. The fair value of the Monarch is $9,000 and was estimated using the Black-Scholes pricing model using the following weighted average assumptions: dividend yield of 0%; risk-free interest rate of 1.84; expected life of 5 years; and stock price volatility of 82%. We are capitalizing this cost as deferred financing cost amortized over the term of the Imperium LSA, or over 36 months. We amortized $2,000 of this deferred financing cost in the six months ended June 30, 2013 and $0 in deferred financing cost in the six months ended June 30, 2012 (as the Monarch Warrant was not issued until January 2013). We amortized $1,000 of deferred financing cost in the three months ended June 30, 2013, and $0 in deferred financing cost in the three months ended June 30, 2012 (as the Monarch Warrant was not issued until January 2013). As of June 30, 2013, there was $7,000 in unrecognized deferred financing cost related to the Monarch Warrant with 30 months remaining.

September 2012 Employee Stock Options

On September 20, 2012, we issued 2 stock option grants to purchase 50,000 shares each (for a total of 100,000) of the Company’s common stock to 2 non-executive employees at an exercise price of $0.18 (the closing price of the Company’s common shares on the date of the grant) (“September 2012 Stock Options”). The September 2012 Stock Options vest over 36 months in installments as follows: 33,000 common shares on September 20, 2013, 33,000 common shares on September 20, 2014 and 34,000 common shares on September 20, 2015. The fair value of the September 2012 Stock Options is $18,000 and was estimated using the Black-Scholes pricing model using the following weighted average assumptions: dividend yield of 0%; risk-free interest rate of 1.80; expected life of 10 years; and stock price volatility of 85%. We will amortize this share based payment expense over the vesting period of 36 months. We recognized $3,000 of this share based payment expense in the six months ended June 30, 2013, and $0 in share based payment expense in the six months ended June 30, 2012 (as the September 2012 Stock Options were not issued until September 2012). We recognized $2,000 in share based payment expense in the three months ended June 30, 2013, and $0 in share based payment expense in the three months ended June 30, 2012 (as the September 2012 Stock Options were not issued until September 2012). As of June 30, 2013, there was $13,000 in unrecognized share based payment expense with 26 months remaining.

Medallion Line of Credit Stock Options

As a condition to the Medallion Line of Credit, Cipkowski and our controller J. Duncan Urquhart (“Urquhart”) were each required to execute Validity Guarantees (the “Validity Guarantees”). Under the Validity Guarantees, Cipkowski and Urquhart provide representations and warranties with respect to the validity of our receivables as well as guaranteeing the accuracy of our reporting to Medallion related to the Company’s receivables. As compensation for their execution of the Validity Guarantees, on April 20, 2012, Cipkowski and Urquhart were each awarded an option grant representing 250,000 common shares of the Company under our 2001 Option Plan, at an exercise price of $0.18, the closing price of our common shares on the date of the grant. The option grants vest over 36 months as follows: 82,500 common shares on April 20, 2013, 82,500 common shares on April 20, 2014 and 85,000 common shares on April 20, 2015. The fair value of the Cipkowski and Urquhart stock option grants was estimated utilizing the Black-Scholes option-pricing model. The following weighted average assumptions were used: dividend yield of 0%; risk-free interest rate of 1.99; expected life of 10 years; and stock price volatility of 88%. The value of these stock option grants totaled $90,000 and the Company will recognize this share-based payment expense over the vesting period of 36 months. We recognized $16,000 in share based payment expense in the six months ended June 30, 2013 and $8,000 in share based payment expense in the six months ended June 30, 2012. We recognized $8,000 in share based payment expense in both the three months ended June 30, 2013 and June 30, 2012. As of June 30, 2013, there was $52,000 in unrecognized share based payment expense with 21 months remaining.

As another condition to the financing, Jaskiewicz was required to execute another Subordination Agreement (“Subordination Agreement”) related to the Jaskiewicz Debt (the $124,000 currently owed to Jaskiewicz by the Company). Under the Subordination Agreement, the Jaskiewicz Debt is not payable, is junior in right to the Medallion Line of Credit and no payment may be accepted or retained by Jaskiewicz for the Jaskiewicz Debt unless and until we have paid and satisfied in full any obligations to Medallion. As compensation for his execution of the Subordination Agreement, on April 20, 2012 Jaskiewicz was awarded an option grant representing 150,000 common shares of the Company under the Company’s Fiscal 2001 stock option plan, at an exercise price of $0.18, the closing price of the Company’s common shares on the date of the grant. The option grant vests over 36 months as follows: 49,500 common shares on April 20, 2013, 49,500 common shares on April 20, 2014 and 51,000 common shares on April 20, 2015. The fair value of the Jaskiewicz stock option grant was estimated utilizing the Black-Scholes option-pricing model. The following weighted average assumptions were used: dividend yield of 0%; risk-free interest rate of 1.99; expected life of 10 years; and stock price volatility of 88%. The value of the stock option grant totaled $27,000 and we will recognize this share-based payment expense over the vesting period of 36 months. We recognized $4,000 in share based payment expense in the six months ended June 30, 2013 and $2,000 in share based payment expense in the six months ended June 30, 2012. We recognized $2,000 in share based payment expense in both the three months ended June 30, 2013 and June 30, 2012. As of June 30, 2013, there was $16,000 in unrecognized share based payment expense with 21 months remaining.

Rosenthal Financing Option Grants

As a condition to the Financing Agreement with Rosenthal, our Chief Executive Officer, Stan Cipkowski (“Cipkowski”) was required to execute a Validity Guarantee (the “Validity Guarantee”) that includes representations and warranties with respect to the validity of the Company’s receivables and guarantees the accuracy of the Company’s reporting to Rosenthal related to its receivables and inventory. The Validity Guarantee places Cipkowski’s personal assets at risk in the event of a breach of such representations, warranties and guarantees. As part of the compensation for his execution of the Validity Guarantee, on July 1, 2009, Cipkowski was awarded an option grant representing 500,000 common shares of the Company under its Fiscal 2001 Stock Option Plan (the “2001 Plan”), at an exercise price of $0.20, the closing price of the Company’s common shares on the date of the grant. The option grant vested over 3 years in equal installments, with the first 33% of the grant vesting on July 1, 2010, the second 33% vesting on July 1, 2011 and the final 34% vesting on July 1, 2012. We recognized $78,000 in share-based payment expense amortized over the required service period of 3 years. We recognized $0 in share based payment expense for this grant in the six months ended June 30, 2013, and $13,000 in the six months ended June 30, 2012. We recognized $0 and $6,000 in share based payment expense in the three months ended June 30, 2013 and June 30, 2012, respectively. As of June 30, 2013 all share based payment expense for this grant was recognized.

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

The options were issued to Jaskiewicz as the third and final stock option grant representing compensation for his execution of an Agreement of Subordination and Assignment (“Subordination Agreement”) required as a condition to the Rosenthal Line of Credit. The first stock option grant was issued to Jaskiewicz in July 2009 when the Subordination Agreement was executed, and the second stock option grant was issued to Jaskiewicz in July 2010. The Subordination Agreement was related to $124,000 owed to Jaskiewicz by the Company as of June 29, 2009 (the “Jaskiewicz Debt”). Under the Subordination Agreement, the Jaskiewicz Debt was not payable, was junior in right to the Rosenthal Line of Credit and no payment could be accepted or retained by Jaskiewicz unless and until the Company paid and satisfied in full any obligations to Rosenthal. Furthermore, the Jaskiewicz Debt was assigned and transferred to Rosenthal as collateral for the Rosenthal Line of Credit (the Rosenthal Line of Credit has since been refinanced, however, the Jaskiewicz Debt remains subordinate to Imperium, our current lender).

Debenture Warrants

Cantone Research Inc. Warrants

In connection with their services as placement agent in the Company’s Series A Debenture offering, on July 17, 2008, we issued Cantone a 4-year warrant to purchase 30,450 shares of our common stock at an exercise price of $0.37 per share, the closing price of our common shares on July 17, 2008 (the “July 2008 CRI Warrant”). The July 2008 CRI Warrant was 100% exercisable on July 17, 2008. The fair value of the July CRI Warrant was $5,000. We recognized this share based payment expense over the term of the Series A Debenture, or over 48 months. We recognized $0 in expense in the six months ended June 30, 2013 (as 100% of the expense was recognized prior to December 31, 2012), and less than $1,000 in share based payment expense in the six months ended June 30, 2012. We recognized $0 in share based payment expense in the three months ended June 30, 2013 (as 100% of the expense was recognized prior to December 31, 2012), and less than $1,000 in share based payment expense in the three months ended June 30, 2012.

On August 4, 2008, we issued Cantone another 4-year warrant to purchase 44,550 shares of our common stock at an exercise price of $0.40 per share, the closing price of our common shares on August 4, 2008 (the “August 2008 CRI Warrant”). The August 2008 CRI Warrant was 100% exercisable on August 4, 2008. The fair value of the August 2008 CRI Warrant was $7,000. We recognized this share based payment expense over the term of the Series A Debenture, or over 48 months. We recognized $0 in expense in the six months ended June 30, 2013 (as 100% of the expense was recognized prior to December 31, 2012), and less than $1,000 in share based payment expense in the six months ended June 30, 2012. We recognized $0 in share based payment expense in the three months ended June 30, 2012 (as 100% of the expense was recognized prior to December 31, 2012), and less than $1,000 in share based payment expense in the three months ended June 30, 2012.

In addition to the Stock Options and Warrants previously disclosed in this Note F, the following warrants were issued in the year ended December 31, 2012, however, no expense was recognized in either the three and six months ended June 30, 2013, or the three and six months ended June 30, 2012. Given this, the information below is purely for disclosure purposes:

Cantone Research Inc. Warrants/ Cantone Asset Management, LLC Warrants

The Cantone Research Inc. Warrants (“CRI Warrants”) were amended on July 31, 2012 in connection with the extension and amendment of the Series A Debentures; more specifically they were amended to reflect an exercise price of $0.17 per share and a new term of 36 months. The CRI Warrant is now exercisable through July 31, 2015 (see Part I, Item 1, Note F – Line of Credit and Debt; Series A Debenture Extension). The fair value of the amended CRI Warrant is $12,000 and was estimated utilizing the Black-Scholes pricing model using the following weighted average assumptions: dividend yield of 0%; risk-free interest rate of 1.51; expected life of 3 years; and stock price volatility of 77%. We recognized $12,000 (or the full expense) in share based payment expense in the three and nine months ended September 30, 2012. As of June 30, 2013, there is $0 remaining in expense related to the CRI Warrant.

On August 1, 2012, we entered into a Consulting Agreement (“Consulting Agreement”) with Cantone Asset Management, LLC (“CAM”). The Consulting Agreement commenced August 1, 2012 and ends on August 1, 2013. Under the terms of the Consulting Agreement, CAM will provide the Company with financial advisory services and advice related to debt refinancing. On August 1, 2012, we issued CAM a 3-year warrant to purchase 300,000 shares of our common stock at an exercise price of $0.16 per share, the closing price of the Company’s common shares on August 1, 2012 (the “CAM Warrant”). The fair value of the CAM Warrants is $48,000 and was estimated utilizing the Black-Scholes pricing model using the following weighted average assumptions: dividend yield of 0%; risk-free interest rate of 1.56; expected life of 3 years; and stock price volatility of 77%. We recognized $48,000 (or the full expense) in share based payment expense in the three and nine months ended September 30, 2012. As of June 30, 2013, there is $0 remaining in share based payment expense related to the CAM Warrant.

Note G – Subsequent Events

Litigation

On August 8, 2013, court-ordered mediation was held related to American Bio Medica Corporation v Martin R. Gould (“Gould”), Jacqueline Gale (“Gale”), Advanced Diagnosticum Products, Inc. (“ADPI”) and Biosure, Inc. (“Biosure”), resulting in settlement between all parties. All parties agree that the matter was resolved in order to avoid the costs and uncertainties of litigation, with no admissions of guilt from any of the parties involved. All parties were released discharged from any and all claims, injuries, rights, liabilities and causes of action of every nature and description whatsoever, both statutory and common law, known or unknown, that spring from the facts alleged or that could have been alleged either as claims, cross claims, third party claims, or affirmative defenses in the litigation. Under the terms of the settlement, each party has agreed not to disclose to any third parties the terms and conditions of the settlement agreement.

Imperium Commercial Finance, LLC

As disclosed in Part I; Item 1; Note E, as of the date of this report, we are not in compliance with the EBITDA requirement for the quarter ended June 30, 2013 (to be measured upon the filing of this Form 10-Q) under the Imperium LSA. This non-compliance constitutes an event of default under our Imperium Line of Credit, and Imperium can increase our interest rate by 4% for as long as the event of default occurs. Imperium’s other remedies include, but are not limited to, termination or suspension of Imperium’s obligation to make further advances to the Company, declaration of all amounts owed to Imperium due and payable. While the increase in interest rate, given our current advances under the Imperium Line of Credit would not be material, if Imperium were to suspend or terminate further advances, or declare all amounts due and payable, this would have a material adverse effect on our business and negatively impact our ability to continue operations. We are currently in discussions with Imperium related to the EBITDA non-compliance and any actions they may take.

Debenture Financing

The Series A Debentures and the CAM bridge loan (both subordinated, unsecured debt) matured on August 1, 2013. The Company is currently in discussions with the Placement Agent, Cantone Research, Inc. related to further extension or refinance of the Series A Debentures and the CAM Bridge Loan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provides information, which we believe is relevant to an assessment and understanding of our financial condition and results of operations. The discussion should be read in conjunction with the Interim Condensed Financial Statements contained herein and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words “believes”, “anticipates”, “estimates”, “expects”, “intends”, “projects”, and words of similar import, are forward-looking as that term is defined by the Private Securities Litigation Reform Act of 1995 (“1995 Act”), and in releases issued by the United State Securities and Exchange Commission (the “Commission”). These statements are being made pursuant to the provisions of the 1995 Act and with the intention of obtaining the benefits of the “Safe Harbor” provisions of the 1995 Act. We caution that any forward-looking statements made herein are not guarantees of future performance and that actual results may differ materially from those in such forward-looking statements as a result of various factors, including, but not limited to, any risks detailed herein, in our “Risk Factors” section of our Form 10-K for the year ended December 31, 2012, in our most recent reports on Form 10-Q and Form 8-K and from time to time in our other filings with the Commission, and any amendments thereto. Any forward-looking statement speaks only as of the date on which such statement is made, and we are not undertaking any obligation to publicly update any forward-looking statements. Readers should not place undue reliance on these forward-looking statements.

Overview

Sales in the six and three months ended June 30, 2013 decreased when compared to the six and three months ended June 30, 2012. Private and public sector drug testing budgets continue to be negatively affected by uncertain economic conditions and high unemployment rates. This uncertainty greatly impacts our core markets of Workplace and Government. We continue to believe that it will be some time before we see significant growth in these core markets.

Given this uncertainty, we continue to examine all expenses closely in efforts to achieve profitability (if sales levels improve) or to minimize losses going forward (if sales remain at current levels or continue to decline). We are also examining other growth opportunities from both a product and market perspective. During the six months ended June 30, 2013, we sustained a net loss of $718,000 from net sales of $4,505,000. We had cash used in operating activities of $1,012,000 for the six months ended June 30, 2013.

During the six months ended June 30, 2013, we continued to market and distribute our point of collection products to detect the presence or absence of drugs of abuse in a urine or oral fluid specimen and our Rapid Reader® drug screen result and data management system, and we also performed bulk test strip contract manufacturing services for unaffiliated third parties. We also continued to focus our efforts on the sale of our CLIA waived Rapid TOX® product line (which includes the CLIA WAIVED test to detect Buprenorphine) in the growing pain management market.

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

Our continued existence is dependent upon several factors, including our ability to raise revenue levels and reduce costs to generate positive cash flows, and to obtain working capital by selling additional shares of Company common stock, securing additional credit facilities, as necessary, and/or refinancing current credit facilities.

RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JUNE 30, 2013

COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2012

Net Sales: Net sales in the six months ended June 30, 2013 declined 5.3% when compared to net sale in the six months ended June 30, 2012. Workplace sales (some of which are national account oral fluid customers) decreased when comparing the six months ended June 30, 2013 to the six months ended June 30, 2012. This was primarily as a result of decreased purchasing by our customers given the uncertainty and unstable nature of the economy, and the oral fluid workplace jurisdictional issue with the U.S. Food and Drug Administration (“FDA”), see Part I, Item 1, Note D – Litigation for more information. Although employment rates increased in June 2013, the unemployment rate has remained virtually unchanged since February 2013, indicating that people are either leaving the workforce or not actively looking for employment. This statistic directly impacts one of our core markets, Workplace. Also affecting the Workplace market is the uncertainty of our ability to continue to sell our oral fluid products in the Workplace market has made it more difficult to obtain new national accounts that would use our oral fluid tests. We are hopeful that we will obtain the marketing clearance required by FDA that would eliminate this uncertainty and that it will result in increased oral fluid sales in the Workplace market in the future.

Government sales also declined in the six months ended June 30, 2013 when compared to the six month ended June 30, 2012. Sales to government accounts continue to be negatively impacted by price pressures caused by competitors selling products manufactured outside of the United States. Foreign manufacturers can offer their products at a lower price due to lower costs related to labor, material, regulatory compliance, insurance, etc.; therefore, it has become increasingly difficult to compete from a cost standpoint. Most government contracts are awarded via an open solicitation process and in most cases, the bidder with the lowest priced product is awarded the contract. In addition, for some of the contracts we currently hold, decreased purchasing levels (in attempts to close budget deficits), have resulted in decreased buying by our customers.

International sales also declined in the six months ended June 30, 2013 when compared to the six months ended June 30, 2012. A slight increase in sales in Latin America was offset by decreased sales in other part of the world.

Contract manufacturing sales continued to improve due to increased contract manufacturing of a product for fetal amniotic rupture and a product for RSV (respiratory syncytial virus).

COST OF GOODS SOLD/GROSS PROFIT: Cost of goods sold increased to 61.0% of net sales in the six months ended June 30, 2013, compared to 57.9% of net sales in the six months ended June 30, 2012. Gross profit for the six months ended June 30, 2013 decreased to 39.0% of net sales from 42.1% of net sales in the six months ended June 30, 2012. The increase in cost of goods/decrease in gross profit stems primarily from decreased manufacturing efficiencies in the six months ended June 30, 2013 when compared to the six months ended June 30, 2012. Decreased manufacturing efficiencies stem primarily from a diminished capacity to purchase raw materials in greater quantities and on better terms due to limited cash flow, as well as a decrease in the number of test strips produced (when certain labor and overhead costs remain fixed). Gross profit was also negatively impacted by downward pressure on selling prices as a result of competition from foreign manufacturers.

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

OPERATING EXPENSES: Operating expenses increased by 5.6% in the six months ended June 30, 2013, compared to the six months ended June 30, 2012. We continue to assess our operating expenses to ensure they are adequate to elicit growth, support current sales levels and address market trends and customer needs. In the six months ended June 30, 2013, research and development and general and administrative expenses increased, while selling and marketing expense decreased; more specifically:

Research and Development (“R&D”) expense

R&D expense increased 64.8% when comparing the six months ended June 30, 2013 with the six months ended June 30, 2012. This increase stems primarily from increases in FDA compliance costs (associated with actions being taken to allow us to submit an oral fluid 510k clearance application) offset by a decrease in R&D salaries. Our R&D department continues to focus their efforts on the enhancement of current products, development of new product platforms and exploration of contract manufacturing opportunities.

Selling and Marketing expense

Selling and marketing expense for the six months ended June 30, 2013 decreased 8.0% when compared to the six months ended June 30, 2012. This decrease is primarily a result of decreased sales salaries, employment taxes, and postage; offset by increases in consulting fees in both sales and marketing. The increase in consulting fees in sales and marketing stems from our introduction of a low cost alternative product line that targets cost-conscious customers, including low volume customers and government entities (this product line was not in place in the six months ended June 30, 2012). We continued to promote our products through selected advertising, participation at high profile trade shows and other marketing activities. Our direct sales force focuses their selling efforts in our target markets, which include, but are not limited to, Workplace and Government, as well as focusing on the Clinical market; primarily physicians and pain management clinics, with our CLIA waived Rapid TOX product line.

General and Administrative (“G&A” expense)

G&A expense for the six months ended June 30, 2013 increased 13.2% when compared to the six months ended June 30, 2012. Increases in salaries (due to the return of a member of senior management in operations), brokers fees (in connection with debt financings), insurance costs, patent and licenses, government contract fees, bank service fees and share based payment expense were offset by decreases in investor relations, quality assurance salaries and benefits, legal fees (due to timing of activities in our current litigation-See Part I, Item 1, Note D – Litigation) and outside service fees. Share based payment expense totaled $61,000 in the six months ended June 30, 2013, and $23,000 in the six months ended June 30, 2012.

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JUNE 30, 2013

COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2012

Net Sales: Net sales in the three months ended June 30, 2013 (“Q2 2013”) declined 3.3% when compared to net sales in the three months ended June 30, 2012 (“Q2 2012”). Workplace sales (some of which are national account oral fluid customers) decreased when comparing Q2 2013 to Q2 2012. This was primarily as a result of decreased purchasing by our customers given the uncertainty and unstable nature of the economy, and the oral fluid workplace jurisdictional issue with the U.S. Food and Drug Administration (“FDA”), see Part I, Item 1, Note D – Litigation for more information. Although employment rates increased in June 2013, the unemployment rate has remained virtually unchanged since February 2013, indicating that people are either leaving the workforce or not actively looking for employment. This statistic directly impacts one of our core markets, Workplace. Also affecting the Workplace market is the uncertainty of our ability to continue to sell our oral fluid products in the Workplace market has made it more difficult to obtain new national accounts that would use our oral fluid tests. We are hopeful that we will obtain the marketing clearance required by FDA that would eliminate this uncertainty and that it will result in increased oral fluid sales in the Workplace market in the future.

Government sales also declined in Q2 2013 when compared to Q2 2012. Sales to government accounts continue to be negatively impacted by price pressures caused by competitors selling products manufactured outside of the United States. Foreign manufacturers can offer their products at a lower price due to lower costs related to labor, material, regulatory compliance, insurance, etc.; therefore, it has become increasingly difficult to compete from a cost standpoint. Most government contracts are awarded via an open solicitation process and in most cases, the bidder with the lowest priced product is awarded the contract. In addition, for some of the contracts we currently hold, decreased purchasing levels (in attempts to close budget deficits), have resulted in decreased buying by our customers.

International sales also declined in Q2 2013 when compared to Q2 2012. And finally, contract manufacturing sales declined due to the seasonality of one of the products we manufacture (the product for RSV).

COST OF GOODS SOLD/GROSS PROFIT: Cost of goods sold increased to 59.3% of net sales in Q2 2013, compared to 57.7% of net sales in Q2 2012. Gross profit for Q2 2013 decreased to 40.7% of net sales from 42.3% of net sales in Q2 2012. The increase in cost of goods/decrease in gross profit stems primarily from decreased manufacturing efficiencies in Q2 2013 when compared to Q2 2012. Decreased manufacturing efficiencies stem primarily from a diminished capacity to purchase raw materials in greater quantities and on better terms due to limited cash flow, as well as a decrease in the number of test strips produced (when certain labor and overhead costs remain fixed). Gross profit was also negatively impacted by downward pressure on selling prices as a result of competition from foreign manufacturers.

OPERATING EXPENSES: Operating expenses increased by 10.1% in Q2 2013, compared to Q2 2012. We continue to assess our operating expenses to ensure they are adequate to elicit growth, support current sales levels and address market trends and customer needs. In Q2 2013, research and development and general and administrative expenses increased, while selling and marketing expense decreased; more specifically:

Research and Development (“R&D”) expense

R&D expense increased 109.1% when comparing Q2 2013 with Q2 2012. This increase stems primarily from FDA compliance costs (associated with actions being taken to allow us to submit an oral fluid 510k clearance application) offset by a decrease in R&D salaries. Our R&D department continues to focus their efforts on the enhancement of current products, development of new product platforms and exploration of contract manufacturing opportunities.

Selling and Marketing expense

Selling and marketing expense for Q2 2013 decreased 7.2% when compared to Q2 2012. This decrease is primarily a result of reductions in sales salaries, employment taxes; offset by increases in consulting fees in both sales and marketing. The increase in consulting fees in sales and marketing stems from our introduction of a low cost alternative product line that targets cost-conscious customers, including low volume customers and government entities (this product line was not in place in the three months ended June 30, 2012). We continued to promote our products through selected advertising, participation at high profile trade shows and other marketing activities. Our direct sales force focuses their selling efforts in our target markets, which include, but are not limited to, Workplace and Government, as well as focusing on the Clinical market; primarily physicians and pain management clinics, with our CLIA waived Rapid TOX product line.

General and Administrative (“G&A” expense)

G&A expense for Q2 2013 increased 17.6% when compared to Q2 2012.Increases in brokers fees (in connection with debt financings), insurance costs, accounting fees, government contract fees and share based payment expense were offset by decreases in investor relations, quality assurance salaries and benefits, and legal fees (due to timing of activities in our current litigation-See Part I, Item 1, Note D – Litigation). Share based payment expense totaled $16,000 in Q2 2013, and $16,000 in Q2 2012.

Liquidity and Capital Resources as of June 30, 2013

Our cash requirements depend on numerous factors, including product development activities, penetration of our core markets, regulatory requirements to sell our products, and effective management of inventory levels and production levels in response to sales forecasts. We expect to devote capital resources to continue product development and research and development activities. We will examine other growth opportunities including strategic alliances and expect such activities will be funded from existing cash and cash equivalents, issuance of additional equity or additional borrowings, subject to market and other conditions. Our financial statements for the year ended December 31, 2012 were prepared assuming we will continue as a going concern. As of the date of filing this report, two of our credit facilities, the First Niagara Mortgage Consolidation Loan and the Series A Debentures, matured on August 1, 2013. The Company extended the First Niagara Mortgage Consolidation Loan in the three months ended March 31, 2013; however, it still expires on March 1, 2014. Our Series A Debentures expired on August 1, 2013. We continue to explore possible financing alternatives to these credit facilities; including but not limited to extension, consolidation and/or refinancing of the current credit facilities.

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

As of June 30, 2013, we had a Mortgage Consolidation Loan with First Niagara and a Line of Credit with Imperium. The Imperium Line of Credit had a total loan availability of $2,000,000 as of June 30, 2013, with $318,000 available for borrowing ($0 under the revolving line of credit and $318,000 on the supplemental advance). The balance on our Mortgage Consolidation Loan was $523,000.

Working Capital Deficiency / Working Capital

Our working capital decreased $684,000 at June 30, 2013 when compared to working capital at December 31, 2012 primarily as a result of a decrease in cash, decreases in inventory, increases in our line of credit balance and accrued expenses/other liabilities, offset by an increase in accounts receivables and prepaid expenses/other current assets and a decrease in accounts payable.

We have historically satisfied working capital requirements through cash from operations, bank debt, occasional proceeds from the exercise of stock options and warrants (approximately $623,000 since 2002) and through the private placement of equity securities ($2,963,000 in net proceeds since August 2001).

Dividends

We have never paid any dividends on our common shares and anticipate that all future earnings, if any, will be retained for use in our business, and therefore, we do not anticipate paying any cash dividends.

Cash Flows

Increases in accounts receivable and prepaid expenses along with a substantial decrease in accounts payable resulted in cash used in operating activities of $1,012,000 in the six months ended June 30, 2013. The primary use of cash in the six months ended June 30, 2013 was funding of operations.

Net cash used in investing activities in the six months ended June 30, 2013 was for investment in property, plant and equipment, net cash used in investing activities in the six months ended June 30, 2012 was for investment in property, plant and equipment and patent application costs.

Net cash provided by financing activities in the six months ended June 30, 2013 consisted of proceeds from lines of credit and proceeds from the issuance of common stock, offset by payment on lines of credit and other debt. Net cash used in financing activities in the six months ended June 30, 2012 also consisted of proceeds from lines of credit offset by payment on lines of credit and other debt.

At June 30, 2013, we had cash and cash equivalents of $55,000.

Outlook

Given our current sales levels and results of operations, we expect that we may need to raise additional capital in the year ending December 31, 2013 to be able to continue operations. If events and circumstances occur such that we do not meet our current operating plans, we are unable to raise sufficient additional equity or debt financing, or our credit facilities are insufficient or not available, we may be required to further reduce expenses or take other steps which could have a material adverse effect on our future performance and out ability continue operations.

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

As of the date of this report, we are not in compliance with the minimum EBITDA requirements for June 30, 2013 under our Imperium Line of Credit (to be measured upon the filing of this Report on 10-Q). This non-compliance constitutes an event of default under our Imperium Line of Credit. Imperium’s remedies for an Event of Default, include but are not limited to, a 4% increase in our interest rate for as long as the default occurs, termination or suspension of Imperium’s obligation to make further advances to the Company, and declaration of all amounts owed to Imperium due and payable. The increase in interest rate, given our current advances under the Imperium Line of Credit would not be material, however, if Imperium were to suspend or terminate further advances, or declare all amounts due and payable, this would have a material adverse effect on our business and negatively impact our ability to continue operations.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Part I; Item 1; Note D - Litigation in the Notes to interim Financial Statements included in this report for a description of pending legal proceedings in which we may be a party.

Item 1A. Risk Factors

There have been no material changes to our risk factors set forth in Part I, Item 1A, in our Annual Report on Form 10-K for the year ended December 31, 2012 and those risk factors updated in our Form 10-Q for the quarter ended March 31, 2013 and in our Current Report on Form 8-K filed with the Commission on May 21, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1/31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer/Chief Financial Officer

32.1/32.2	Certification of the Chief Executive Officer/Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheet, (ii) Statements of Income (iii) Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN BIO MEDICA CORPORATION
(Registrant)

By:	/s/ stan Cipkowski
Stan Cipkowski
Chief Financial Officer/Chief Executive Officer
Principal Financial Officer
Principal Accounting Officer

Dated: August 14, 2013

