Form 10-Q
period 2013-09-30
AMERICAN BIO MEDICA CORP
filed 2013-11-19
CIK 896747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

22,959,822 Common Shares as of November 19, 2013

American Bio Medica Corporation

Index to Quarterly Report on Form 10-Q
For the quarter ended September 30, 2013

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

American Bio Medica Corporation
Condensed Balance Sheets

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$63,000	$89,000
Accounts receivable, net of allowance for doubtful accounts of $58,000 at September 30, 2013, and $60,000 at December 31, 2012	952,000	810,000
Inventory, net of allowance for slow moving and obsolete inventory of $398,000 at September 30, 2013 and $261,000 at December 31, 2012	2,176,000	2,571,000
Prepaid expenses and other current assets	63,000	50,000
Total current assets	3,254,000	3,520,000

Property, plant and equipment, net	1,135,000	1,192,000
Debt issuance costs, net	95,000	29,000
Patents	27,000	24,000
Other assets	14,000	14,000
Total assets	$4,525,000	$4,779,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$762,000	$1,016,000
Accrued expenses and other current liabilities	268,000	174,000
Wages payable	277,000	231,000
Line of credit, net of debt discount	863,000	321,000
Current portion of long-term debt	1,288,000	1,404,000
Total current liabilities	3,458,000	3,146,000

Other liabilities	147,000	145,000
Related party note	124,000	124,000
Total liabilities	3,729,000	3,415,000

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity:
Preferred stock; par value $.01 per share; 5,000,000 shares authorized, 0 issued and outstanding at September 30, 2013 and December 31, 2012
Common stock; par value $.01 per share; 50,000,000 shares authorized; 22,166,336 issued and outstanding at September 30, 2013 and 21,833,003 issued and outstanding at December 31, 2012	222,000	218,000
Additional paid-in capital	19,851,000	19,490,000
Accumulated deficit	(19,277,000)	(18,344,000)

Total stockholders’ equity	796,000	1,364,000

Total liabilities and stockholders’ equity	$4,525,000	$4,779,000

The accompanying notes are an integral part of the condensed financial statements

American Bio Medica Corporation
Condensed Statements of Operations
(Unaudited)

	For The Nine Months Ended
	September 30,
	2013	2012

Net sales	$6,762,000	$7,041,000

Cost of goods sold	4,101,000	4,145,000

Gross profit	2,661,000	2,896,000

Operating expenses:
Research and development	493,000	162,000
Selling and marketing	1,378,000	1,503,000
General and administrative	1,650,000	1,658,000
	3,521,000	3,323,000

Operating loss	(860,000)	(427,000)

Other income / (expense):
Other income	150,000	0
Interest income	(3,000)	8,000
Interest expense	(222,000)	(129,000)
	(75,000)	(121,000)

Loss before tax	(935,000)	(548,000)

Income tax benefit	2,000	2,000

Net loss	$(933,000)	$(546,000)

Basic and diluted loss per common share	$(0.04)	$(0.03)

Weighted average number of shares outstanding – basic and diluted	22,128,623	21,833,003

The accompanying notes are an integral part of the condensed financial statements

American Bio Medica Corporation
Condensed Statements of Operations
(Unaudited)

	For The Three Months Ended
	September 30,
	2013	2012

Net sales	$2,257,000	$2,283,000

Cost of goods sold	1,351,000	1,392,000

Gross profit	906,000	891,000

Operating expenses:
Research and development	315,000	54,000
Selling and marketing	412,000	453,000
General and administrative	465,000	613,000
	1,192,000	1,120,000

Operating loss	(286,000)	(229,000)

Other income / (expense):
Other income	150,000	0
Interest income	(1,000)	3,000
Interest expense	(79,000)	(38,000)
	70,000	(35,000)

Loss before tax	(216,000)	(264,000)

Income tax benefit	3,000	0

Net loss	$(213,000)	$(264,000)

Basic and diluted loss per common share	$(0.01)	$(0.01)

Weighted average number of shares outstanding – basic and diluted	22,166,336	21,833,003

The accompanying notes are an integral part of the condensed financial statements

American Bio Medica Corporation
Condensed Statements of Cash Flows
(Unaudited)

	For The Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(933,000)	$(546,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	87,000	91,000
Amortization of debt issuance costs	132,000	34,000
Provision for bad debts	(1,000)	(16,000)
Provision for slow moving and obsolete inventory	138,000	68,000
Share-based payment expense	79,000	93,000
Changes in:
Accounts receivable	(141,000)	(344,000)
Inventory	258,000	92,000
Prepaid expenses and other current assets	(13,000)	(21,000)
Accounts payable	(253,000)	394,000
Accrued expenses and other current liabilities	108,000	(1,000)
Wages payable	34,000	26,000
Other assets	0	3,000
Other liabilities	0	2,000
Net cash used in operating activities	(505,000)	(125,000)

Cash flows from investing activities:
Purchase of property, plant and equipment	(30,000)	(12,000)
Patent application costs	(3,000)	(23,000)
Net cash used in investing activities	(33,000)	(35,000)

Cash flows from financing activities:
Payments on debt financing	(117,000)	(201,000)
Debt issuance costs	(130,000)	(50,000)
Proceeds from bridge loan	0	150,000
Proceeds from equipment loan	0	0
Proceeds from line of credit	8,661,000	7,087,000
Payments on line of credit	(7,902,000)	(6,919,000)
Net cash provided by financing activities	512,000	67,000

Net decrease in cash and cash equivalents	(26,000)	(93,000)
Cash and cash equivalents - beginning of period	89,000	93,000

Cash and cash equivalents - end of period	$63,000	$0

Supplemental disclosures of cash flow information
Cash paid during period for interest	$198,000	$152,000
Cash paid for taxes	$0	$0
Non cash financing activities – equity based debt costs	$282,000	$0

The accompanying notes are an integral part of the condensed financial statements

AMERICAN BIO MEDICA CORPORATION

Notes to condensed financial statements (unaudited)

September 30, 2013

Note A - Basis of Reporting

The accompanying unaudited interim condensed financial statements of American Bio Medica Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. Accordingly, these unaudited interim condensed financial statements do not include all information and footnotes required by U.S. GAAP for complete financial statement presentation. These unaudited interim condensed financial statements should be read in conjunction with our audited condensed financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2012. In the opinion of management, the interim condensed financial statements include all normal, recurring adjustments which are considered necessary for a fair presentation of the financial position of the Company at September 30, 2013, the results of our operations for the three and nine month periods ended September 30, 2013 and September 30, 2012, and cash flows for the nine month periods ended September 30, 2013 and September 30, 2012.

Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of results that may be expected for the year ending December 31, 2013. Amounts at December 31, 2012 are derived from our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

During the nine months ended September 30, 2013, there were no significant changes to our critical accounting policies, which are included in our Annual Report on Form 10-K for the year ended December 31, 2012.

The preparation of these interim condensed financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate estimates, including those related to product returns, bad debts, inventories, income taxes, warranty obligations, contingencies and litigation. We base estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

These unaudited interim condensed financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. Our independent registered public accounting firm’s report on the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012, contained an explanatory paragraph regarding our ability to continue as a going concern. As of the date of this report, our current cash balances, together with cash generated from future operations and amounts available under current credit facilities may not be sufficient to fund operations for the next 12 months if sales levels do not improve (and an inability to market and sell our point of collection oral fluid drug tests in the Workplace market would negatively impact our revenues). If cash generated from operations is not sufficient to satisfy our working capital and capital expenditure requirements, we will be required to sell additional equity or obtain additional credit facilities. There is no assurance that such financing will be available or that we will be able to complete financing on satisfactory terms, if at all.

Recent Accounting Standards

The Financial Accounting Standards Board has issued certain accounting standards, updates and regulations as of September 30, 2013 that will become effective in subsequent periods. We do not believe that any of those standards, updates or regulations would have significantly affected our financial accounting measures or disclosures had they been in effect during the three months ended September 30, 2013 or 2012, and we do not believe that any of them will have a significant impact on our condensed financial statements at the time they become effective.

AMERICAN BIO MEDICA CORPORATION

Note B – Inventory

Inventory is comprised of the following:

	September 30, 2013	December 31, 2012
Raw Materials	$1,369,000	$1,578,000
Work In Process	959,000	671,000
Finished Goods	246,000	583,000
Allowance for slow moving and obsolete inventory	(398,000)	(261,000)
	$2,176,000	$2,571,000

Note C – Net Loss Per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted average number of outstanding common shares during the period. Diluted net loss per common share includes the weighted average dilutive effect of stock options and warrants. Potential common shares outstanding as of September 30, 2013 and 2012:

	September 30, 2013	September 30, 2012
Warrants	2,435,000	375,000
Options	3,519,580	3,139,080

The number of securities not included in the diluted net loss per common share for the three and nine months ended September 30, 2013 and the three and nine months ended September 30, 2012 (because the effect would have been anti-dilutive) were 5,954,580 and 3,514,080, respectively.

Note D – Litigation

On December 16, 2010, we filed a complaint in the Supreme Court of the State of New York in Columbia County against Martin R. Gould (“Gould”), Jacqueline Gale (“Gale”), Advanced Diagnosticum Products, Inc. (“ADPI”) and Biosure, Inc. (“Biosure”), together the “Defendants”. The complaint alleged that Gould, our former Chief Science Officer and Executive Vice President of Technology, and Gale, our former Vice President of Manufacturing and Development, were performing illegal, competitive, employment-related services for ADPI and Biosure during their employment with the Company, were using Company resources to perform such services, and were doing so in their capacity as employees and/or officers of ADPI and Biosure. Because the Defendants continued to engage in illegal activity, in addition to the compensatory and punitive damages noted below, the complaint also sought an injunction restraining the Defendants from engaging in further wrongdoing. The Defendants exercised their right to move the action to federal court in the United States District Court for the District of New Jersey. In March 2011, defendant Gould filed a counter-claim against the Company in the amount of $150,000 alleging breach of contract related to an employment agreement between Gould and the Company.

On August 8, 2013, court-ordered mediation was held resulting in settlement between all parties. All parties agreed that the matter was resolved in order to avoid the costs and uncertainties of litigation, with no admissions of guilt from any of the parties involved. All parties were released discharged from any and all claims, injuries, rights, liabilities and causes of action of every nature and description whatsoever, both statutory and common law, known or unknown, that spring from the facts alleged or that could have been alleged either as claims, cross claims, third party claims, or affirmative defenses in the litigation. Under the terms of the settlement, each party has agreed not to disclose to any third parties the terms and conditions of the settlement agreement.

As previously disclosed, we received a warning letter from the FDA in July 2009 that alleged we were marketing our point of collection oral fluid drug test, OralStat, in workplace settings without marketing clearance or approval. A warning letter is considered by FDA to be informal and advisory. While a warning letter communicates FDA’s position on a matter it does not commit the FDA to taking enforcement action. We communicated to the FDA our belief (based on legal opinion) that marketing clearance was not required in non-clinical markets. The FDA continued to disagree with our interpretation of FDA regulations related to medical devices, and the FDA continued to assert jurisdiction of drug testing performed in the workplace. We also advised FDA that we were willing to obtain marketing clearance but that specific technical and scientific issues existed when attempting to utilize FDA’s draft guidance for our OralStat (because the draft guidance was written for urine drug tests). Nevertheless, we were unable to reach a consensus with the FDA on neither the jurisdiction issue nor the technical issues.

AMERICAN BIO MEDICA CORPORATION

On July 10, 2012, we announced in a press release and a Current Report on Form 8-K that we entered into a Consent Decree of Permanent Injunction (the “Consent Decree”) with FDA. Under the terms of the Consent Decree, we will be allowed to continue to market our OralStat drug test in the workplace market while we take action to obtain a 510(k) marketing clearance. More specifically, FDA will provide us with its most recent guidance on the clinical and analytical studies that need to be conducted to gather data in support of a 510(k) submission for OralStat. We will then have a total of 396 days to discuss protocols with FDA, complete our analytical and clinical studies and submit a substantially complete 510(k). We have agreed to withdraw the OralStat product from the workplace market if any of the following events occur: 1) we do not submit a substantially complete 510(k) within this specified time period, 2) we fail to submit additional information within time frames specified by FDA, 3) we withdraw our submission, or 4) our 510(k) submission results in FDA’s determination that the product is not substantially equivalent. On August 3, 2012 the Consent decree was approved and entered by the United States District Court for the Northern District of New York, and on August 3, 2012, we received guidance from FDA. On September 3, 2013, we filed our application for 510(k) marketing clearance as required under the Consent Decree and on September 18, 2013 we were notified that an administrative acceptance review was conducted, and our 510(k) marketing application was found to contain all of the necessary elements and information needed to proceed with the substantive review.

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

Note E – Line of Credit and Debt

Imperium Commercial Finance, LLC

On January 16, 2013 (the “Imperium Closing Date”), we entered into a 3-year Loan and Security Agreement (“LSA”) with Imperium Commercial Finance, LLC (“Imperium”), a new Senior Lender, to refinance our Line of Credit with Medallion Financial Corp (“Medallion”), see below for information on the Medallion Line of Credit.

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

AMERICAN BIO MEDICA CORPORATION

We also pay Imperium an Unused Line Fee in an amount equal to 2% (a) from and after the Imperium Closing Date through and including March 31, 2013, the Maximum Revolving Amount less the aggregate amounts outstanding to Imperium and (b) at all time from and after April 1, 2013, the Maximum Amount of $2,000,000 less the aggregate amounts outstanding to Imperium. The Unused Line Fee for each month (except for the month in which the termination occurs) is payable on the first day of each calendar month following the Imperium Closing Date; the final monthly installment of the Unused Line Fee is payable on the termination date. We also pay to Imperium a Collateral monitoring fee of $2,500 on the first day of each month during the term of the LSA.

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

We incurred $435,000 in costs related to the Imperium Line of Credit, which included the costs noted previously as well as $39,000 to Imperium for their legal fees, $2,000 for Company’s legal fees and $9,000 in capitalized deferred financing costs and $290,000 as debt discount associated with the warrants issues to Imperium and Monarch (See Part I, Item 1, Note F – Stock Options and Warrants; Imperium Financing Stock Options and Warrants). With the exception of the early termination fee of $25,000 paid to Medallion, which was fully recognized in the three months ended March 31, 2013, these costs will be amortized over the term of the facility (3 years). We recognized $202,000 of these costs in the nine months ended September 30, 2013, of which $75,000 was deferred financing costs, and $0 in costs in the nine months ended September 30, 2012 (as we didn’t enter into the LSA with Imperium until January 2013). We recognized $59,000 of these costs, of which $25,000 was deferred financing costs, in the three months ended September 30, 2013 and $0 in costs in the three months ended June 30, 2012 (as we didn’t enter into the LSA with Imperium until January 2013). We incurred $93,000 in interest expense in the nine months ended September 30, 2013, and $0 in interest expense in the nine months ended September 30, 2012 (as we did not enter into the LSA with Imperium until January 2013). We incurred $35,000 in interest expense related to the Imperium Line of Credit in the three months ended September 30, 2013, and $0 in interest expense in the three months ended September 30, 2012 (as we did not enter into the LSA with Imperium until January 2013).

AMERICAN BIO MEDICA CORPORATION

In an event of default, which includes but is not limited to, failure of the Company to make any payment when due, and non-compliance with the Net Borrowing Availability and minimum EBITDA requirements, the interest rate will be increased by 4% for as long as the event of default occurs. Imperium’s other remedies include, but are not limited to, termination or suspension of Imperium’s obligation to make further advances to the Company, declaration of all amounts owed to Imperium due and payable. We did not comply with the minimum EBITDA requirement for the quarter ending March 31, 2013, however, upon conferences with Imperium, on May 20, 2013, Imperium waived the EBITDA requirement for the quarter ended March 31, 2013.  Imperium was paid $10,0000 for costs related to account review.  We also did not comply with the EBITDA requirement for the quarter ended June 30, 2013, and as of the date of this report, we are also not in compliance with the EDBITDA requirement for the quarter ended September 30, 2013 (to be measured upon the filing of this Form 10-Q). EBITDA non-compliance constitutes an event of default under our Imperium Line of Credit. The increase in interest rate, given our current advances under the Imperium Line of Credit would not be material, however, if Imperium were to suspend or terminate further advances, or declare all amounts due and payable, this would have a material adverse effect on our business and negatively impact our ability to continue operations.

In late July 2013, Imperium notified the Company that it was reducing the Maximum Funding Amount on the Imperium Line of Credit from $1,500,000 to $1,100,000 (however, the Company must continue to maintain minimum Net Borrowing Availability of $100,000 so in essence the maximum amount available under the Imperium Line of Credit is $1,000,000) and that no further advances would be made under the Imperium Supplemental Advance. We are currently in discussions with Imperium related to the EBITDA non-compliance and any further actions they may take.

The balance on the Imperium Line of Credit was $880,000 and the balance on the supplemental advance was $200,000, for a total loan balance of $1,080,000 at September 30, 2013; there was $0 outstanding to Imperium at December 31, 2012, as we did not enter into the LSA with Imperium until January 2013. We must maintain net borrowing availability of at least $100,000, therefore, as of September 30, 2013, additional loan availability on the line of credit was $120,000 and since Imperium suspended further advances under the Supplemental Advance, there was $0 in availability under the Supplemental Advance, for a total Loan Availability of $120,000 as of September 30, 2013.

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

We incurred $20,000 in costs related to the Medallion Line of Credit. These costs were fully expensed in the nine and three months ended September 30, 2012 so, although the Medallion Line of Credit was in place for a few weeks in January 2013, there was $0 in cost expensed in the nine and three months ended September 30, 2013. We incurred $8,000 in interest expense in the nine months ended September 30, 2013 and $31,000 in interest expense in the nine months ended September 30, 2012. We incurred $0 in interest expense related to the Medallion Line of Credit in the three months ended September 30, 2013 (because the Medallion Line of Credit was refinanced in January 2013), and we incurred $8,000 in interest expense in the three months ended September 30, 2012.

AMERICAN BIO MEDICA CORPORATION

The amount outstanding on the Medallion Line of Credit at December 31, 2012 was  $321,000. Additional loan availability was $67,000, for a total Loan Availability of $388,000 as of December 31, 2012. On January 16, 2013, all indebtedness due to Medallion was paid in full and Medallion’s security interest in our assets were terminated, therefore the amount outstanding on the Medallion Line of Credit at September 30, 2013 was $0.

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

We incurred $41,000 in costs related to the Rosenthal Line of Credit. These costs were amortized over the three-year term of the Rosenthal Line of Credit. We amortized $0 of these costs in the nine months ended September 30, 2013 (given the Rosenthal Line of Credit was terminated on May 30, 2012), and $7,000 of these costs in the nine months ended September 30, 2012.  We amortized $0 of these costs in the three months ended September 30, 2013 (given the Rosenthal Line of Credit was terminated on May 31, 2012) and $0 in costs in the three months ended September 30, 2012.

We incurred $0 in interest expense in the nine months ended September 30, 2013 (again, given the May 2013 termination date), and $19,000 in the nine months ended September 30, 2012. We incurred $0 in interest expense in the three months ended September 30, 2013 (given the May 2012 termination date) and $0 in interest expense in the three months ended September 30, 2012. There was $0 outstanding on the Rosenthal Line of Credit at September 30, 2013 and at December 31, 2012.

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

The amended Mortgage Consolidation Loan had a maturity date of March 1, 2013, and had a 6-year (72 month) amortization. The principal amount of the amended Mortgage Consolidation Loan was $815,000 with a fixed interest rate of 8.25%. The monthly payment of principal and interest was $14,000 and payments commenced on March 1, 2011. We were required to make a $15,000 principal payment at the time of closing of the amended Mortgage Consolidation Loan. We also incurred approximately $2,000 in costs associated with this amendment, which were legal costs incurred by First Niagara and passed on to the Company. We amortized less than $1,000 of this expense in each of the nine months ended September 30, 2013 and September 30, 2012. We amortized $0 of these costs in the three months ended September 30, 2013 and less than $1,000 of this expense in the three months ended September 30, 2012.

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

AMERICAN BIO MEDICA CORPORATION

The balance on the Mortgage Consolidation Loan was $493,000 at September 30, 2013 and $608,000 at December 31, 2012. We recognized $37,000 and $43,000 in interest expense in the nine months ended September 30, 2013 and September 30, 2012, respectively. Interest expense recognized was $12,000 in the three months ended September 30, 2013, and $14,000 in the three months ended September 30, 2012.

Copier Leases

In May 2007, we purchased a copier through an equipment lease with RICOH in the amount of $17,000. The term of the lease was five years with an interest rate of 14.11%. In April 2012, we notified RICOH that we were opting to purchase the copier for $1.00 as provided in our lease. The amount outstanding on this lease was $0 at September 30, 2013 and at December 31, 2012.

In October 2010, we purchased a copier through an equipment lease with Marlin Leasing in the amount of $4,000. The term of the lease is 3 years with an interest rate of 14.46%. The amount outstanding on this lease was less $0 at September 30, 2013 and less than $1,000 at December 31, 2012.
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

We incurred $131,000 in expenses related to the offering, including $12,000 in expense related to warrants issued to Cantone. We amortized $0 of this expense and $19,000 of this expense (of which a little under $2,000 was related to share based payment expense related to the Cantone warrants) in the nine months ended September 30, 2013 and September 30, 2012, respectively, and $0 and $3,000 of this expense (of which less than $1,000 was share based payment expense related to the Cantone warrants) in the three months ended September 30, 2013 and September 30, 2012, respectively.

The unamortized balance was $0 as of September 30, 2013 and December 31, 2012 (as the Series A Debentures matured on August 1, 2012).

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

As compensation for their placement agent services, Cantone received a cash fee of 5% of the gross amount of existing Series A Debentures, or $37,500 Cantone also received 1% of the gross amount of Series A Debentures, or $7,500, as a non-accountable expense allowance and we reimbursed Cantone $5,000 in legal fees incurred in connection with the amendment of the Series A Debentures. These costs, totaling $50,000 were amortized over the term of the extension (12 months). We amortized $29,000 of this expense in the nine months ended September 30, 2013, and $8,000 of expense in the nine months ended September 30, 2012. We amortized $4,000 of this expense in the three months ended September 30, 2013, and $8,000 of expense in the three months ended September 30, 2012.

AMERICAN BIO MEDICA CORPORATION

The warrants issued to Cantone (in connection with their services as placement agent in the original Series A Debenture financing) were also amended to reflect a purchase price of $0.17 per share and a new term of three (3) years (See Part I, Item 1, Note F – Stock Options and Warrants; Cantone Research Inc. Warrants). We incurred $12,000 in share based payment expense related to this amendment, which was fully expensed in three months ended September 30, 2012.

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

The maturity date of the Bridge Loan was August 1, 2013 bearing simple interest in advance of 15%. In addition to the interest, on August 1, 2012, we instructed our transfer agent to issue CAM restricted stock of the Company equal to 10% of the gross amount of existing Series A Debentures, or $15,000 using a value of $0.17 per common share. On August 8, 2012, 88,235 restricted common shares were issued to CAM.

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

We recognized $89,000 in interest expense in the nine months ended September 30, 2013, of which $19,000 was related to a subsequent further extension of the Series A Debentures (See Item I, Part I, Note G; Subsequent Events for more information on the further extension of the Series A Debentures). We recognized $44,000 in interest expense in the nine months ended September 30, 2012. We recognized $30,000 in interest expense in the three months September 30, 2013, of which $20,000 was related to the subsequent further extension of the Series A Debentures, and $6,000 in interest expense in the three months ended September 30, 2012.

We had $49,000 in accrued interest expense at September 30, 2013 and $26,000 in accrued interest expense at December 31, 2012.The accrued interest expense at September 30, 2013 included $20,000 of accrued interest related to the subsequent further extension of the Series A Debentures and $26,000 related to interest due on the CAM Note through September 30, 2013.

The Series A Debentures were further amended in October 2013. See Item I, Part I, Note G; Subsequent Event.

Note F – Stock Option Grants / Warrant Grants

There were no stock options or warrants issued in the three and nine months ended September 30, 2013, however, the following stock options/warrants were issued prior to the three and nine months ended September 30, 2013, and have a portion of their expense recognized in either the three or nine months ended September 30, 2013 or the three or nine months ended September 30, 2012:

June 2013 Stock Options

On June 20, 2013, we issued options to purchase 25,000 shares of the Company’s common stock under our Fiscal 2001 Stock Option Plan (“2001 Option Plan”) to a member of our Science Advisory Board (“SAB”). The SAB was recently put back into place after being inactive for a number of years.  New members were recently added to the SAB in our efforts to diversify our business and explore new technologies. The stock option has an exercise price of $0.14, the closing price of our common shares on June 20, 2013, and it vests over 24 months as follows: 12,500 common shares on June 20, 2014, and 12,500 common shares on June 20, 2015. The fair value of these options is $4,000 and was estimated using the Black-Scholes pricing model using the following weighted average assumptions: dividend yield of 0%; risk-free interest rate of 2.41; expected life of 10 years; and stock price volatility of 74%. We will amortize this share based payment expense over the vesting period (24 months). We recognized $3,000 in share based payment expense in the nine months ended September 30, 2013, and $0 in expense in the nine months ended September 30, 2012 (as these options were not issued until June 2013). We recognized $2,000 in share based payment expense in the three months ended September 30, 2013, and $0 in expense in the three months ended September 30, 2012, (as these options were not issued until June 2013). As of September 30, 2013, there was $3,000 in unrecognized share based payment expense with 20 months remaining.

AMERICAN BIO MEDICA CORPORATION

On June 25, 2013, we issued options to purchase 200,000 shares of the Company’s common stock under our 2001 Option Plan to our (then) executive vice president and chief compliance officer, Melissa Waterhouse (“Waterhouse”). The Waterhouse stock option has an exercise price of $0.14, the closing price of our common shares on June 25, 2013 and it vests over 36 months as follows: 66,000 common shares on June 25, 2014; 66,000 common shares on June 25, 2015 and 68,000 common shares on June 20, 2016. The fair value of these options is $28,000 and was estimated using the Black-Scholes pricing model using the following weighted average assumptions: dividend yield of 0%; risk-free interest rate of 2.60; expected life of 10 years; and stock price volatility of 74%. We will amortize this share based payment expense over the vesting period (36 months). We amortized $3,000 of this share based payment expense in the nine months ended September 30, 2013 and $0 in share based payment expense in the nine months ended September 30, 2012 (as these options were not issued until June 2013). We recognized $2,000 in share based payment expense in the three months ended September 30, 2013 and $0 in share based payment expense in the three months ended September 30, 2012 (as these options were not issued until June 2013). As of September 30, 2013, there was $25,000 in unrecognized share based payment expense with 32 months remaining.

April 2013 Stock Options

On April 15, 2013, we issued options to purchase 25,000 shares of the Company’s common stock under our 2001 Option Plan to another member of our SAB. The stock option has an exercise price of $0.16, the closing price of our common shares on April 15, 2013, and it vests over 24 months as follows: 12,500 common shares on April 15, 2014 and 12,500 common shares on April 15, 2015. The fair value of these options is $4,000 and was estimated using the Black-Scholes pricing model using the following weighted average assumptions: dividend yield of 0%; risk-free interest rate of 1.72; expected life of 10 years; and stock price volatility of 76%. We will amortize this share based payment expense over the vesting period (24 months). We recognized $1,000 in share based payment expense in the nine months ended September 30, 2013, and $0 in share based payment expense in the nine months ended September 30, 2012 (as these options were not issued until April 2013). We recognized less than $1,000 in share based payment expense in the three months ended September 30, 2013 and $0 in expense in the three months ended September 30, 2012 (as these options were not issued until April 2013). As of September 30, 2013, there was $3,000 in unrecognized share based payment expense with 18 months remaining.

On April 26, 2013, we issued options to purchase 50,000 shares of the Company’s common stock under our 2001 Option Plan to a consultant. The stock option has an exercise price of $0.18, the closing price of our common shares on April 26, 2013, and it vests over 24 months as follows: 25,000 common shares on April 26, 2014 and 25,000 common shares on April 26, 2015. The fair value of these options is $9,000 and was estimated using the Black-Scholes pricing model using the following weighted average assumptions: dividend yield of 0%; risk-free interest rate of 1.70; expected life of 10 years; and stock price volatility of 76%. We will amortize this share based payment expense over the vesting period (24 months). We recognized $2,000 of this share based payment expense in the nine months ended September 30, 2013 and $0 in share based payment expense in the nine months ended September 30, 2012 (as these options were not issued until April 2013). We recognized $1,000 in share based payment expense in the three months ended September 30, 2013, and $0 in share based payment expense in the three months ended September 30, 2012 (as these options were not issued until April 2013). As of September 30, 2013, there was $7,000 in unrecognized share based payment expense with 18 months remaining.

AMERICAN BIO MEDICA CORPORATION

February 2013 Employee/Consultant Stock Options

On February 21, 2013, we issued options to purchase 77,000 shares of common stock under our 2001 Option Plan to 1 executive officer (Waterhouse), 13 non-executive employees of the Company, and 1 consultant at an exercise price of $0.26, the closing price of our common shares on February 21, 2013 (the “February 2013 Stock Options”). The February 2013 Stock Options vest 100% on the 12 month anniversary of the date of the grant, or on February 21, 2014. The fair value of the February 2013 Stock Options is $27,000 and was estimated using the Black-Scholes pricing model using the following weighted average assumptions: dividend yield of 0%; risk-free interest rate of 1.99; expected life of 10 years; and stock price volatility of 82%. We will amortize this share based payment expense over the vesting period of 12 months. We recognized $17,000 of this share based payment expense in the nine months ended September 30, 2013, and $0 in share based payment expense in the nine months ended September 30, 2012 (as these stock options were not issued until February 2013). We recognized $7,000 in share based payment expense in the three months ended September 30, 2013 and $0 in share based payment expense in the three months ended September 30, 2012 (as these stock options were not issued until Feb 2013). As of September 30, 2013, there was $9,000 in unrecognized share based payment expense with 4 months remaining.

Imperium Financing Stock Options and Warrants

On January 16, 2013, in connection with the Imperium Line of Credit, we granted Imperium a 7-year warrant to purchase 2,000,000 common shares of the Company at an exercise price of $0.18, the closing price of our common shares on January 16, 2013 (the “Imperium Warrant”). The Imperium Warrant was 100% (or 2,000,000 common shares) exercisable on the date of issuance. The fair value of the Imperium Warrant is $290,000 and was estimated using the Black-Scholes pricing model using the following weighted average assumptions: dividend yield of 0%; risk-free interest rate of 1.84; expected life of 7 years; and stock price volatility of 82%. We are capitalizing this cost as deferred financing cost amortized over the term of the Imperium LSA (3 years). We amortized $72,000 of this debt discount cost in the nine months ended September 30, 2013 and $0 in deferred financing cost in the nine months ended September 30, 2012 (as the Imperium Warrant was not issued until January 2013). We amortized $24,000 of this deferred financing cost in the three months ended September 30, 2013 and $0 in deferred financing cost in the three months ended September 30, 212 (as the Imperium Warrant was not issued until January 2016).  As of September 30, 2013, there was $217,000 in unrecognized cost related to the Imperium Warrant with 27 months remaining.

On January 16, 2013, as compensation for his execution of a Personal Guarantee required under the Imperium LSA, our (then) Chief Executive Officer, Stan Cipkowski (“Cipkowski”) was awarded an option grant representing 500,000 common shares of the Company under our 2001 Option Plan, at an exercise price of $0.15, the closing price of our common shares on January 16, 2013 (the “Cipkowski Imperium Stock Option”). The Cipkowski Imperium Stock Option vests over 36 months in equal installments as follows: 165,000 common shares on January 16, 2014, 165,000 common shares on January 16, 2015 and 170,000 common shares on January 16, 2016. The fair value of the Cipkowski Imperium Stock Option is $73,000 and was estimated using the Black-Scholes pricing model using the following weighted average assumptions: dividend yield of 0%; risk-free interest rate of 1.84; expected life of 10 years; and stock price volatility of 82%. This share based payment expense was being amortized over the vesting period of 36 months in the nine months ended September 30, 2013. We recognized $18,000 in share based payment expense in the nine months ended September 30, 2013 and $0 in share based payment expense in the nine months ended September 30, 2012 (as the Cipkowski Imperium Stock Option was not granted until January 2013). We recognized $6,000 in share based payment expense in the three months ended September 30, 2013 and $0 in share based payment expense in the three months ended September 30, 2012 (as the Cipkowski Imperium Stock Option was not granted until January 2013). As of September 30, 2013, there was $54,000 in unrecognized share based payment expense related to the Cipkowski Imperium Stock Option with 27 months remaining. (See Part I, Item I, Note G – Subsequent Events to view the disclosure related to the death of Mr. Cipkowski on October 31, 2013).

On January 16, 2013, as part of their finder’s fee compensation, we issued Monarch Capital Group, LLC (“Monarch”) a 5-year warrant representing 3% of the Imperium Warrant, or a 5-year warrant to purchase 60,000 common shares of the Company, also at a strike price of $0.18, the closing price of our common shares on January 16, 2013 (the “Monarch Warrant”). The Monarch Warrant was 100% (or 60,000 common shares) exercisable on the date of issuance. The fair value of the Monarch Warrant is $9,000 and was estimated using the Black-Scholes pricing model using the following weighted average assumptions: dividend yield of 0%; risk-free interest rate of 1.84; expected life of 5 years; and stock price volatility of 82%. We are capitalizing this cost as deferred financing cost amortized over the term of the Imperium LSA, or over 36 months. We amortized $2,000 of this deferred financing cost in the nine months ended September 30, 2013 and $0 in deferred financing cost in the nine months ended September 30, 2012 (as the Monarch Warrant was not issued until January 2013). We amortized $1,000 of deferred financing cost in the three months ended September 30, 2013, and $0 in deferred financing cost in the three months ended September 30, 2012 (as the Monarch Warrant was not issued until January 2013). As of September 30, 2013, there was $7,000 in unrecognized deferred financing cost related to the Monarch Warrant with 27 months remaining.

AMERICAN BIO MEDICA CORPORATION

September 2012 Employee Stock Options

On September 20, 2012, we issued 2 stock option grants to purchase 50,000 shares each (for a total of 100,000) of the Company’s common stock to 2 non-executive employees at an exercise price of $0.18 (the closing price of the Company’s common shares on the date of the grant) (“September 2012 Stock Options”). The September 2012 Stock Options vest over 36 months in installments as follows: 33,000 common shares on September 20, 2013, 33,000 common shares on September 20, 2014 and 34,000 common shares on September 20, 2015.  The fair value of the September 2012 Stock Options is $18,000 and was estimated using the Black-Scholes pricing model using the following weighted average assumptions: dividend yield of 0%; risk-free interest rate of 1.80; expected life of 10 years; and stock price volatility of 85%. We will amortize this share based payment expense over the vesting period of 36 months. We recognized $5,000 of this share based payment expense in the nine months ended September 30, 2013, and less than $1,000 in share based payment expense in the nine months ended September 30, 2012. We recognized $2,000 in share based payment expense in the three months ended September 30, 2013, and less than $1,000 in share based payment expense in the three months ended September 30, 2012. As of September 30, 2013, there was $12,000 in unrecognized share based payment expense with 23 months remaining.

Medallion Line of Credit Stock Options

As a condition to the Medallion Line of Credit, Cipkowski and our controller J. Duncan Urquhart (“Urquhart”) were each required to execute Validity Guarantees (the “Validity Guarantees”). Under the Validity Guarantees, Cipkowski and Urquhart provided representations and warranties with respect to the validity of our receivables as well as guaranteeing the accuracy of our reporting to Medallion related to the Company’s receivables. As compensation for their execution of the Validity Guarantees, on April 20, 2012, Cipkowski and Urquhart were each awarded an option grant representing 250,000 common shares of the Company under our 2001 Option Plan, at an exercise price of $0.18, the closing price of our common shares on the date of the grant. The option grants vest over 36 months as follows: 82,500 common shares on April 20, 2013, 82,500 common shares on April 20, 2014 and 85,000 common shares on April 20, 2015. The fair value of the Cipkowski and Urquhart stock option grants was estimated utilizing the Black-Scholes option-pricing model. The following weighted average assumptions were used: dividend yield of 0%; risk-free interest rate of 1.99; expected life of 10 years; and stock price volatility of 88%. The value of each of these 2 stock option grants was $45,000 (for a total of $90,000).

This share based payment expense was to be recognized over the vesting period of 36 months. However, on August 6, 2013, Urquhart was terminated from employment and 167,500 stock options (the unvested portion of his stock option grant) was cancelled and returned to the Fiscal 2001 Stock Option Plan. The share based payment expense of $13,000 recorded through August 2013 for these unvested options was reversed and no further expense incurred. 82,500 stock options (the vested portion) remains exercisable for a 3-month period under the terms of Urquhart’s stock option agreement. Given this, the Company did recognize $4,000 in share based payment expense for the vested options in the nine months ended September 30, 2013, and $2,000 in share based payment expense in the nine months ended September 30, 2012. Recognized expense for the vested options was $1,000 in the three months ended September 30, 2013 and September 30, 2012.

The share based payment expense related to the Cipkowski Medallion Line of Credit Stock Options was amortized over the vesting period of 36 months in the nine months ended September 30, 2013. We recognized $11,000 in share based payment expense in the nine months ended September 30, 2013 and $8,000 in share based payment expense in the nine months ended September 30, 2012. We recognized $4,000 in share based payment expense in the three months ended September 30, 2013 and $4,000 in share based payment expense in the three months ended September 30, 2012. As of September 30, 2013, there was $23,000 in unrecognized share based payment expense related to the Cipkowski Medallion Line of Credit Stock Option with 18 months remaining. (See Part I, Item I, Note G – Subsequent Events to view the disclosure related to the death of Mr. Cipkowski on October 31, 2013).

AMERICAN BIO MEDICA CORPORATION

As another condition to the financing, Edmund Jaskiewicz, our President and Chairman of the Board (“Jaskiewicz”) was required to execute another Subordination Agreement (“Subordination Agreement”) related to the Jaskiewicz Debt (the $124,000 currently owed to Jaskiewicz by the Company). Under the Subordination Agreement, the Jaskiewicz Debt is not payable, was junior in right to the Medallion Line of Credit and no payment could be accepted or retained by Jaskiewicz for the Jaskiewicz Debt unless and until we paid and satisfied in full any obligations to Medallion. As compensation for his execution of the Subordination Agreement, on April 20, 2012, Jaskiewicz was awarded an option grant representing 150,000 common shares of the Company under the Company’s Fiscal 2001 stock option plan, at an exercise price of $0.18, the closing price of the Company’s common shares on the date of the grant. The option grant vests over 36 months as follows: 49,500 common shares on April 20, 2013, 49,500 common shares on April 20, 2014 and 51,000 common shares on April 20, 2015. The fair value of the Jaskiewicz stock option grant was estimated utilizing the Black-Scholes option-pricing model. The following weighted average assumptions were used: dividend yield of 0%; risk-free interest rate of 1.99; expected life of 10 years; and stock price volatility of 88%. The value of the stock option grant totaled $27,000 and we will recognize this share-based payment expense over the vesting period of 36 months. We recognized $7,000 in share based payment expense in the nine months ended September 30, 2013 and $4,000 in share based payment expense in the nine months ended September 30, 2012. We recognized $2,000 in share based payment expense in both the three months ended September 30, 2013 and September 30, 2012. As of September 30, 2013, there was $13,000 in unrecognized share based payment expense with 18 months remaining.

Debenture Warrants

Cantone Research Inc. Warrants

In connection with their services as placement agent in the Company’s Series A Debenture offering, on July 17, 2008, we issued Cantone a 4-year warrant to purchase 30,450 shares of our common stock at an exercise price of $0.37 per share, the closing price of our common shares on July 17, 2008 (the “July 2008 CRI Warrant”). The July 2008 CRI Warrant was 100% exercisable on July 17, 2008. The fair value of the July CRI Warrant was $5,000. We recognized this share based payment expense over the term of the Series A Debenture, or over 48 months. We recognized $0 in expense in the nine and three months ended September 30, 2013 (as 100% of the expense was recognized prior to December 31, 2012), and less than $1,000 in share based payment expense in the nine and three months ended September 30, 2012.

On August 4, 2008, we issued Cantone another 4-year warrant to purchase 44,550 shares of our common stock at an exercise price of $0.40 per share, the closing price of our common shares on August 4, 2008 (the “August 2008 CRI Warrant”). The August 2008 CRI Warrant was 100% exercisable on August 4, 2008. The fair value of the August 2008 CRI Warrant was $7,000. We recognized this share based payment expense over the term of the Series A Debenture, or over 48 months. We recognized $0 in expense in the nine and three months ended September 30, 2013 (as 100% of the expense was recognized prior to December 31, 2012), and less than $1,000 in share based payment expense in the nine and three months ended September 30, 2012.

Cantone Research Inc. Warrants/ Cantone Asset Management, LLC Warrants

The Cantone Research Inc. Warrants (“CRI Warrants”) were amended on July 31, 2012 in connection with the extension and amendment of the Series A Debentures; more specifically they were amended to reflect an exercise price of $0.17 per share and a new term of 36 months. The CRI Warrant is now exercisable through July 31, 2015 (see Part I, Item 1, Note E – Line of Credit and Debt; Series A Debenture Extension). The fair value of the amended CRI Warrant is $12,000 and was estimated utilizing the Black-Scholes pricing model using the following weighted average assumptions: dividend yield of 0%; risk-free interest rate of 1.51; expected life of 3 years; and stock price volatility of 77%. We recognized $12,000 (or the full expense) in share based payment expense in the three and nine months ended September 30, 2012. As of September 30, 2013, there is $0 remaining in expense related to the CRI Warrant.

AMERICAN BIO MEDICA CORPORATION

On August 1, 2012, we entered into a Consulting Agreement (“Consulting Agreement”) with Cantone Asset Management, LLC (“CAM”). The Consulting Agreement commenced August 1, 2012 and ends on August 1, 2013. Under the terms of the Consulting Agreement, CAM will provide the Company with financial advisory services and advice related to debt refinancing. On August 1, 2012, we issued CAM a 3-year warrant to purchase 300,000 shares of our common stock at an exercise price of $0.16 per share, the closing price of the Company’s common shares on August 1, 2012 (the “CAM Warrant”). The fair value of the CAM Warrants is $48,000 and was estimated utilizing the Black-Scholes pricing model using the following weighted average assumptions: dividend yield of 0%; risk-free interest rate of 1.56; expected life of 3 years; and stock price volatility of 77%. We recognized $48,000 (or the full expense) in share based payment expense in the three and nine months ended September 30, 2012. As of September 30, 2013, there is $0 remaining in share based payment expense related to the CAM Warrant.

Note G – Subsequent Events

2013 Series A Debenture Extension

On October 7, 2013, we entered into a new Placement Agent Agreement (“2013 Agent Agreement”) with CRI related to the further extension of the Series A Debentures, as amended, due August 1, 2013. Under the terms of the 2013 Agent Agreement, CRI acted as our exclusive placement agent in connection with an amendment of the Series A Debentures. Under the amendment, the term of Series A Debentures was extended to reflect a due date of either February 1, 2014 or August 1, 2014, at the election of the Series A Debenture Holder. The interest rate during the extension period remains 15% per annum, due quarterly in arrears. All other terms of the Series A Debentures remain the same.

As compensation for their placement agent services, CRI received 1) a cash fee of 5% ($39,750) of the gross amount ($795,000) of existing Series A Debentures and the CAM note combined, 2) a 3-year warrant to purchase 75,000 common shares at an exercise price of $0.14 (the average closing sale price of our common shares for the 5 days business days ending October 7, 2013), and 3) a non-accountable expense allowance paid with 115,000 restricted shares of ABMC common stock (in lieu of cash).  We also paid $4,000 in legal fees incurred by CRI. These costs will be amortized over the term of the 12-month extension beginning in October 2013.

On October 7, 2013, we entered into a new Bridge Loan Agreement and Note (the “2013 Bridge Loan”) with CAM. The 2013 Bridge Loan is in the amount of $200,000 and was used to pay off the existing Bridge Loan with Cam ($150,000) and the remaining $50,000 was used to pay placement agent fees and expenses as indicated in the preceding paragraph. Net proceeds of $6,250 were remitted to the Company. The 15% interest on the existing Bridge Loan of $150,000 was paid with 225,000 restricted shares of ABMC common stock.

The maturity date of the 2013 Bridge Loan is August 1, 2014 and it bears simple interest in advance of 15% to be paid in the form of 300,000 shares of restricted shares of ABMC common stock.  In addition to the interest, as inducement to enter into the 2013 Bridge Loan, we agreed to issue 153,486 restricted shares of ABMC common stock.

  On October 7, 2013, we entered into an Agreement to the Series A Debenture (the “2013 Series A Debenture Amendment”) with 30 of the 32 holders of Series A Debentures (the “Debenture Holders”) (representing $634,500 of Series A Debentures). One of the Debenture Holders (representing $10,500 in Series A Debentures) did not wish to extend and we will use the net proceeds and cash on hand to pay the principal amount due to this Holder. One of the Debenture Holders transferred their investment to another existing Debenture Holder. As previously indicated, the extension period of either 6 or 12 months was at the election of the Debenture Holder. 27 of the 30 Debenture Holders  (representing $543,500 of Series A Debentures) elected to extend for a period of 12 months. The other 3 (representing $91,000 in Series A Debentures) elected to extend for a period of 6 months. The 27 holders that elected to extend for a 12-month period were each issued a warrant to purchase 1 shares of common stock for each $1.00 that was extended. The Company issued 2 year warrants to purchase 543,500 shares of ABMC common stock at an exercise price of $0.14 (the average closing sale price of our common shares for the 5 days business days ending October 7, 2013).

Change in Executive Officer due to Death

On October 30,2013, our Board of Directors appointed Melissa A. Waterhouse as our Interim Chief Executive Officer and Chief Financial Officer. On October 29, 2013, we were notified that our Chief Executive Officer/Chief Financial Officer Stan Cipkowski was unable to continue serving as our Chief Executive Officer/Chief Financial Officer for medical reasons. Subsequently, on November 1, 2013, we were notified of Mr. Cipkowski’s death.

AMERICAN BIO MEDICA CORPORATION

Mr. Cipkowski also vacates a position on our Board of Directors; this vacancy has not been filled as of the date of this report.

OralStat

In November 2013, we were informed that the FDA determined that our OralStat was not substantially equivalent to the predicate market device. In accordance with the Consent Decree, the Company has temporarily ceased marketing and selling its OralStat to the workplace (non-forensic) market but intends to continue marketing and selling OralStat to the forensic market and for export outside the United States.

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

Overview

Sales in the nine and three months ended September 30, 2013 decreased when compared to the nine and three months ended September 30, 2012. Private and public sector drug testing budgets continue to be negatively affected by uncertain economic conditions and high unemployment rates.  This uncertainty greatly impacts our core markets of Workplace and Government. We continue to believe that it will be some time before we see significant growth in these core markets.

Given this uncertainty, we continue to examine all expenses closely in efforts to achieve profitability (if sales levels improve) or to minimize losses going forward (if sales remain at current levels or continue to decline). In August 2013, we implemented a number of additional expense and personnel cuts, and we implemented a salary and commission deferral program. The salary deferral program consists of a 20% salary deferral for our 2 (then) executive officers (Stan Cipkowski and Melissa Waterhouse) as well as a 20% salary deferral for our non-executive VP Operations, Douglas Casterlin. The commission deferral program consists of a 50% commission deferral of employee and consultant commissions. As of September 30, 2013, we have deferred salary compensation owed of $18,000 and deferred commision owed of $36,000.  We expect the salary and commission deferral programs to continue for up to 12 months.

We are also examining other growth opportunities from both a product and market perspective. During the nine months ended September 30, 2013, we sustained a net loss of $933,000 from net sales of $6,762,000. We had cash used in operating activities of $505,000 for the nine months ended September 30, 2013.

During the nine months ended September 30, 2013, we continued to market and distribute our point of collection products to detect the presence or absence of drugs of abuse in a urine or oral fluid specimen and our Rapid Reader® drug screen result and data management system, and we also performed bulk test strip contract manufacturing services for unaffiliated third parties. We also continued to focus our efforts on the sale of our CLIA waived Rapid TOX® product line (which includes the CLIA WAIVED test to detect Buprenorphine) in the growing pain management market.

AMERICAN BIO MEDICA CORPORATION

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2012

Net Sales: Net sales in the nine months ended September 30, 2013 decreased 4.0% when compared to net sales in the nine months ended September 30, 2012. Workplace sales (some of which are national account oral fluid customers) decreased when comparing the nine months ended September 30, 2013 to the nine months ended September 30, 2012. This was primarily as a result of decreased purchasing by our customers given the uncertainty and unstable nature of the economy, and the oral fluid workplace jurisdictional issue with the U.S. Food and Drug Administration (“FDA”), which has been negatively impacting sales as well as our ability to garner new national accounts  (see Part I, Item 1, Note D – Litigation for more information).

Both the number of unemployed persons, at 11.3 million, and the unemployment rate, at 7.3% changed little in October. This continues to indicate that people are either leaving the workforce or not actively looking for employment. This statistic directly impacts one of our core markets, Workplace. Also affecting the Workplace market in the nine months ended September 30, 2013 is the uncertainty of our ability to continue to sell our oral fluid products in the Workplace market; this has made it more difficult to obtain new national accounts that would use our oral fluid tests.

Government sales also declined in the nine months ended September 30, 2013 when compared to the nine months ended September 30, 2012, although we were able to secure some government contracts/orders that offset the declines. Sales to government accounts continue to be negatively impacted by price pressures caused by competitors selling products manufactured outside of the United States. Foreign manufacturers can offer their products at a lower price due to lower costs related to labor, material, regulatory compliance, insurance, etc.; therefore, it has become increasingly difficult to compete from a cost standpoint. Most government contracts are awarded via an open solicitation process and in most cases, the bidder with the lowest priced product is awarded the contract. In addition, for some of the contracts we currently hold, decreased purchasing levels (in attempts to close budget deficits), have resulted in decreased buying by our customers.

International sales also declined in the nine months ended September 30, 2013 when compared to the nine months ended September 30, 2012. Sales in Latin America were unchanged, and this was offset by decreased sales in other parts of the world.

Contract manufacturing sales also declined in the nine months ended September 30, 2013 when compared to the nine months ended September 30, 2012. This was primarily the result of an unexpected delay that resulted in decreased shipments to one of our customers in the nine months ended September 30, 2013. The issue has been addressed and sales are expected to return to normal levels going forward.

COST OF GOODS SOLD/GROSS PROFIT: Cost of goods sold increased to 60.1% of net sales in the nine months ended September 30, 2013, compared to 58.9% of net sales in the nine months ended September 30, 2012. Gross profit for the nine months ended September 30, 2013 decreased to 39.9% of net sales from 41.1% of net sales in the nine months ended September 30, 2012. The increase in cost of goods/decrease in gross profit stems primarily from a diminished capacity to purchase raw materials in greater quantities and on better terms due to limited cash flow, as well as a decrease in the number of test strips produced (when certain labor and overhead costs remain fixed). Gross profit was also negatively impacted by downward pressure on selling prices as a result of competition from foreign manufacturers.

AMERICAN BIO MEDICA CORPORATION

Inventory levels and the amount of product being manufactured is monitored closely, however, certain direct labor and overhead costs are fixed and when these fixed costs are being allocated to a reduced number of manufactured strips, this increases our manufacturing cost per unit. We continuously evaluate our production personnel levels as well as our product manufacturing levels to ensure they are adequate to meet current and anticipated sales demands.

OPERATING EXPENSES: Operating expenses increased by 5.9% in the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012. We continue to assess our operating expenses to ensure they are adequate to elicit growth, support current sales levels and address market trends and customer needs. In the nine months ended September 30, 2013, we made a number of personnel and expense cuts in efforts to improve our financial condition and cash flow. The full benefit of these expense reductions will not be recognized until November 2013, however some benefit was realized in the latter part of the nine months ended September 30, 2013. In the nine months ended September 30, 2013, research and development increased, general and administrative remained relatively unchanged, and selling and marketing expense decreased; more specifically:

Research and Development (“R&D”) expense

R&D expense increased 203.7% when comparing the nine months ended September 30, 2013 with the nine months ended September 30, 2012. This increase stems from increases in FDA compliance costs (associated with actions taken to submit our oral fluid 510k clearance application in September 2013) offset by a decrease in R&D salaries. While we do not expect to incur costs of this magnitude going forward related to our oral fluid 510k clearance application, additional costs may be incurred as a result of further actions that may need to be taken by the Company to obtain 510k clearance. Our R&D department continues to focus their efforts on the enhancement of current products, development of new product platforms and exploration of contract manufacturing opportunities.

Selling and Marketing expense

Selling and marketing expense for the nine months ended September 30, 2013 decreased 8.3% when compared to the nine months ended September 30, 2012. This decrease is primarily a result of decreased sales salaries, employment taxes, sales commissions and postage; offset by increases in consulting fees in both sales and marketing. The increase in consulting fees in sales and marketing stems from our introduction of a low cost alternative product line that targets cost-conscious customers, including low volume customers and government entities (this product line was not in place in the nine months ended September 30, 2012). We continued to promote our products through selected advertising, participation at high profile trade shows and other marketing activities. Our direct sales force focuses their selling efforts in our target markets, which include, but are not limited to, Workplace and Government, as well as focusing on the Clinical market; primarily physicians and pain management clinics, with our CLIA waived Rapid TOX product line.

General and Administrative (“G&A” expense)

G&A expense for the nine months ended September 30, 2013 remained relatively unchanged (decreased by less than 1%) when compared to the nine months ended September 30, 2012. Increases in salaries (due to the return of a member of senior management in operations), brokers fees (in connection with debt financings), insurance costs, government contract fees and bank service fees were offset by decreases in quality assurance salaries and benefits, legal fees (due to timing of activities in our current litigation-See Part I, Item 1, Note D – Litigation), patents and licenses, and share based payment expense. Share based payment expense totaled $79,000 in the nine months ended September 30, 2013, and $93,000 in the nine months ended September 30, 2012.

AMERICAN BIO MEDICA CORPORATION

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 (“THIRD QUARTER 2013”) COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2012 (“THIRD QUARTER 2012”)

Net Sales: Net sales in the Third Quarter 2013 declined 1.1% when compared to net sales in the Third Quarter 2012. Workplace sales (some of which are national account oral fluid customers) actually increased when comparing the Third Quarter 2013 with Third Quarter 2012, primarily due to seasonal temporary employment hiring.  We continue to see decreased purchasing by our customers given the uncertainty and unstable nature of the economy, and the oral fluid workplace jurisdictional issue with the U.S. Food and Drug Administration (“FDA”), which has been negatively impacting sales as well as our ability to garner new national accounts  (see Part I, Item 1, Note D – Litigation for more information).

Both the number of unemployed persons, at 11.3 million, and the unemployment rate, at 7.3% changed little in October. This continues to indicate that people are either leaving the workforce or not actively looking for employment. This statistic directly impacts one of our core markets, Workplace.

Government sales also declined in the Third Quarter 2013 when compared to the Third Quarter 2012, although we were able to secure some government contracts/orders that offset the declines. Sales to government accounts continue to be negatively impacted by price pressures caused by competitors selling products manufactured outside of the United States. Foreign manufacturers can offer their products at a lower price due to lower costs related to labor, material, regulatory compliance, insurance, etc.; therefore, it has become increasingly difficult to compete from a cost standpoint. Most government contracts are awarded via an open solicitation process and in most cases, the bidder with the lowest priced product is awarded the contract. In addition, for some of the contracts we currently hold, decreased purchasing levels (in attempts to close budget deficits), have resulted in decreased buying by our customers.

International sales declined in the Third Quarter 2013 when compared to the Third Quarter 2012. Sales in Latin America were relatively unchanged, but were offset by decreased sales in other parts of the world.

Contract manufacturing sales also declined in the Third Quarter, 2013 when compared to the Third Quarter 2012. This was primarily the result of an unexpected delay that resulted in decreased shipments to one of our customers in the Third Quarter 2013. The issue has been addressed and sales are expected to return to normal levels going forward.

COST OF GOODS SOLD/GROSS PROFIT: Cost of goods sold decreased to 59.9% of net sales in the Third Quarter 2013, compared to 61.0% of net sales in the Third Quarter 2012. Gross profit for the Third Quarter 2013 increase to 40.1% of net sales from 39.0% of net sales in the Third Quarter 2012. The decrease in cost of goods/increase in gross profit stems primarily from a shift in sales mix (from sales of a higher margin in the Third Quarter 2013 to sales of a lower margin in the Third Quarter 2012). Although gross profit increased, downward pressure on selling prices continue from foreign manufacturers.

Inventory levels and the amount of product being manufactured is monitored closely and we continuously evaluate our production personnel levels as well as our product manufacturing levels to ensure they are adequate to meet current and anticipated sales demands.

OPERATING EXPENSES: Operating expenses increased by 6.4% in the Third Quarter 2013, compared to the Third Quarter 2012. We continue to assess our operating expenses to ensure they are adequate to elicit growth, support current sales levels and address market trends and customer needs. In the Third Quarter 2013, we made a number of personnel and expense cuts in efforts to improve our financial condition and cash flow. The full benefit of these expense reductions will not be recognized until November 2013, however some benefit was realized in the Third Quarter 2013. In the Third Quarter 2013, research and development increased, while general and administrative and selling and marketing expense decreased; more specifically:

Research and Development (“R&D”) expense

R&D expense increased 483.3% when comparing the Third Quarter 2013 with the Third Quarter 2012. This increase stems from increases in FDA compliance costs (associated with actions taken to submit our oral fluid 510k clearance application in September 2013) offset by a decrease in R&D salaries. While we do not expect to incur costs of this magnitude going forward related to our oral fluid 510k clearance application, additional costs may be incurred as a result of further actions that may need to be taken by the Company to obtain 510k clearance. Our R&D department continues to focus their efforts on the enhancement of current products, development of new product platforms and exploration of contract manufacturing opportunities.

AMERICAN BIO MEDICA CORPORATION

Selling and Marketing expense

Selling and marketing expense for the Third Quarter 2013 decreased 9.1% when compared to the Third Quarter 2012. This decrease is primarily a result of decreased sales salaries, employment taxes, travel expense and postage; offset by increases in consulting fees in both sales and marketing. The increase in consulting fees in sales and marketing stems from our introduction of a low cost alternative product line that targets cost-conscious customers, including low volume customers and government entities (this product line was not in place in the Third Quarter 2012). We continued to promote our products through selected advertising, participation at high profile trade shows and other marketing activities. Our direct sales force focuses their selling efforts in our target markets, which include, but are not limited to, Workplace and Government, as well as focusing on the Clinical market; primarily physicians and pain management clinics, with our CLIA waived Rapid TOX product line.

General and Administrative (“G&A” expense)

G&A expense for the Third Quarter 2013 decreased 24.1% when compared to the Third Quarter 2012. Decreases in salaries and benefits (due to personnel cuts made in administration in the Third Quarter 2013), quality assurance salaries and benefits, legal fees (due to the settlement of litigation in the Third Quarter 2013), patents and licenses and share based payment expense, were offset by increases in SEC report fees (due to costs related to XBRL), brokers fees (in connection with debt financings), government contract fees and bank service fees. Share based payment expense totaled $18,000 in the Third Quarter 2013, and $70,000 in the Third Quarter 2012.

Liquidity and Capital Resources as of September 30, 2013

Our cash requirements depend on numerous factors, including product development activities, penetration of our core markets, regulatory requirements to sell our products, and effective management of inventory levels and production levels in response to sales forecasts. We expect to devote capital resources to continue product development and research and development activities. We will examine other growth opportunities including strategic alliances and expect such activities will be funded from existing cash and cash equivalents, issuance of additional equity or additional borrowings, subject to market and other conditions. Our financial statements for the year ended December 31, 2012 were prepared assuming we will continue as a going concern. As of the date of filing this report, two of our credit facilities expire in less than 12 months. Our First Niagara Mortgage Consolidation Loan expires on March 1, 2014 and our Series A Debentures expire on either February 1, 2014 or August 1, 2014 (see Part I, Item I, Note G- Subsequent Events for information on the Series A Debenture extension completed in October 2013). We are exploring possible financing alternatives to these credit facilities; including but not limited to extension, consolidation and/or refinancing of the current credit facilities.

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

As of September 30, 2013, we had a Mortgage Consolidation Loan with First Niagara and a Line of Credit with Imperium. The balance on the Imperium Line of Credit was $880,000 and the balance on the supplemental advance was $200,000, for a total loan balance of $1,080,000 at September 30, 2013. There was $120,000 in loan availability under the Imperium Line of Credit and $0 in availability under the Supplemental Advance, for a total Loan Availability of $120,000 as of September 30, 2013. The balance on our Mortgage Consolidation Loan was $493,000 at September 30, 2013.

AMERICAN BIO MEDICA CORPORATION

Working Capital Deficiency / Working Capital

Our working capital decreased $578,000 at September 30, 2013 when compared to working capital at December 31, 2012 primarily as a result of a decrease in cash, decreases in inventory, increases in our line of credit balance and accrued expenses/other liabilities, offset by an increase in accounts receivables and prepaid expenses/other current assets and a decrease in accounts payable.

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

Cash Flows

Increases in accounts receivables and decreases in payables offset partially by the decrease in inventory resulted in cash used in operating activities of $505,000 for the nine months ended September 30, 2013 verses the cash used from operating activities of $125,000 for the nine months ended September 30, 2012.

Net cash used in investing activities consisting primarily of equipment, molds and patent costs remains low at $33,000 and $35,000 for the nine months ended September 30, 2013 and 2012, respectively.

Net cash provided by financing activities for the nine months ended September 30, 2013 consisted solely from the proceeds from the line of credit of $759,000, offset by payment of one time fees associated with the new line of credit and payment on the mortgage balance.  Net cash provided by financing activities for the nine months ended September 30, 2012 consisted of the proceeds from the line of credit of $168,000, a bridge loan of $150,000, offset by payment of one time fees associated with the this line of credit and payment on the mortgage balance.

At September 30, 2013, we had cash and cash equivalents of $63,000.Outlook

Given our current sales levels and results of operations, we expect that we may need to raise additional capital in the year ending December 31, 2013 to be able to continue operations. If events and circumstances occur such that we do not meet our current operating plans (including but not limited to a prolonged cessation of marketing and selling our oral fluid drug tests in the workplace market), we are unable to raise sufficient additional equity or debt financing, or our credit facilities are insufficient or not available, we may be required to further reduce expenses or take other steps which could have a material adverse effect on our future performance and out ability continue operations.

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

As of the date of this report, we are not in compliance with the minimum EBITDA requirements for either June 30, 2013 or September 30, 2013 under our Imperium Line of Credit (compliance with the September 30, 2013 requirement is to be measured upon the filing of this Report on 10-Q). This non-compliance constitutes an event of default under our Imperium Line of Credit. Imperium’s remedies for an Event of Default, include but are not limited to, a 4% increase in our interest rate for as long as the default occurs, termination or suspension of Imperium’s obligation to make further advances to the Company, and declaration of all amounts owed to Imperium due and payable. The increase in interest rate, given our current advances under the Imperium Line of Credit would not be material, however, if Imperium were to suspend or terminate further advances, or declare all amounts due and payable, this would have a material adverse effect on our business and negatively impact our ability to continue operations.

AMERICAN BIO MEDICA CORPORATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this item.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our interim Chief Executive Officer (Principal Executive Officer)/Chief Financial Officer (Interim Principal Financial Officer), together with other members of management, has reviewed and evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this review and evaluation, our Interim Principal Executive Officer/Principal Financial Officer concluded that our disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

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

Item 1A. Risk Factors

There have been no material changes to our risk factors set forth in Part I, Item 1A, in our Annual Report on Form 10-K for the year ended December 31, 2012, in our Current Reports on Form 8-K filed with the Commission on May 21, 2013 and November 12, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6.  Exhibits

31.1/31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer/Chief Financial Officer
32.1/32.2	Certification of the Interim Chief Executive Officer/Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheet, (ii) Condensed Statements of Income (iii) Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements.

AMERICAN BIO MEDICA CORPORATION

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN BIO MEDICA CORPORATION
(Registrant)

	By:	/s/ Melissa A. Waterhouse
Melissa A. Waterhouse
Interim Chief Financial Officer/Chief Executive Officer
Interim Principal Financial Officer
Interim Principal Accounting Officer

Dated: November 19, 2013
27