Form 10-K
period 2013-12-31
AMERICAN BIO MEDICA CORP
filed 2014-03-31
CIK 896747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

☒ Yes         ☐No

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

☐ Yes         ☒ No

The aggregate market value of 19,726,500 voting Common Shares held by non-affiliates of the registrant was approximately $2,762,000 based on the last sale price of the registrant’s Common Shares, $.01 par value, as reported on the OTCQB marketplace on June 28, 2013.

As of March 28, 2014, the registrant had outstanding 23,168,155 Common Shares, $.01 par value.

Documents Incorporated by Reference:

(1)	Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 19, 2014 in Part III of this Form 10-K
(2)	Other documents incorporated by reference on this report are listed under Part IV, Item 15(B); Exhibits

American Bio Medica Corporation

Index to Annual Report on Form 10-K

For the year ended December 31, 2013

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

Rapid Reader®: The Rapid Reader is a compact, portable unit that uses a high-resolution camera to capture a picture of the results obtained when using an ABMC POCT product. The results are analyzed, interpreted, and sent to a data management system, which enables the user to interpret, store, transmit and print the results. The Rapid Reader system can only be used to interpret and record the results of an ABMC drug test. We obtained 510(k) marketing clearance (“Government Regulations” for a description of 510(k) marketing clearance) from the U.S. Food and Drug Administration (“FDA”) specific to our marketing of the Rapid Reader. Presently, we offer 2 different models of the Rapid Reader to our customers, the 210 and 250.

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

Contract Manufacturing

We provide bulk test strip contract manufacturing services to a number of non-affiliated POCT diagnostic companies. In the year ended December 31, 2013, we manufactured test components for the detection of:

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

According to the 2012 SAMHSA (Substance Abuse Mental Health Services Administration) National Survey on Drug Use and Health released in September 2013, most drug users are employed. Of the 21.5 million current illicit drug users aged 18 or older in 2012, 14.6 million (67.9 percent) were employed either full or part time.

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

According to reports issued by the Bureau of Justice Statistics:

▪	According to a report issued by the Bureau of Justice Statistics, at year end 2012, almost 7 million people in the United States were under correctional supervision; and

▪	According to the Federal Bureau of Investigation’s Uniform Crime Report released in the Fall of 2013, in 2012 there were over 1.5 million arrests for drug abuse violations. Drug abuse violations are defined as state or local offenses relating to the unlawful possession, sale, use, growing, manufacturing, and making of narcotic drugs including opium or cocaine and their derivatives, marijuana, synthetic narcotics, and dangerous non-narcotic drugs such as barbiturates.

Clinical

The Clinical market includes emergency rooms, physician offices, hospitals and clinics and rehabilitation facilities associated with hospitals. The Drug Abuse Warning Network (“DAWN”, a public health surveillance system that monitors drug-related visits to hospital emergency departments and drug-related deaths investigated by medical examiners and coroners) reported in July 2013, that in 2011 over 5 million emergency department visits were drug related, a 100% increase from 2004. This increase primarily reflects greater numbers of medical emergencies associated with adverse reactions, accidental drug ingestions, and misuse or abuse of prescription drugs and over-the-counter medications. To address this issue, drug testing is performed so healthcare professionals are able to ascertain the drug status of a patient before they administer pharmaceuticals or other treatment.

Drug testing is also a useful in pain management as it is one of the major tools of adherence monitoring in the assessment of a patient’s predisposition to, and patterns of, misuse/abuse; a vital first step towards establishing and maintaining the safe and effective use of drugs in the treatment of chronic pain. Our CLIA waived Rapid TOX product line is particularly appropriate for the pain management market.

We currently sell our urine DOA products in this market through our direct sales force; and a number of key distributors. We do not have an exclusive distribution relationship focused on the clinical POCT market, however we continue to look for such a relationship with a global diagnostic company.

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

Education

The Education market consists of student drug-testing. In June 2002, the Supreme Court ruled that students in extracurricular activities including athletics, band, choir, and other activities could be tested for drugs at the start of the school year and randomly throughout the year. According to the February 2014 University of Michigan Monitoring the Future study, 14.9% of 8th graders, 31.8% of 10th graders and 40.3% of 12th graders have used an illicit drug within the 12 months prior to the study.

Our Distribution Methods

We have a two-pronged distribution strategy that focuses on growing our business through direct sales and distributors. Our direct sales team consists of our Director of Latin America Sales, Director of International Sales, Regional Sales Managers, sales consultants and Inside Sales Representatives (collectively our “Direct Sales Team”); all of which are trained professionals and most of which are highly experienced in DOA testing sales. Our distributors are unaffiliated entities that resell our POCT products either as stand-alone products or as part of a service they provide to their customers.

Our Direct Sales Team and network of distributors sell our products to the Workplace, Government, Clinical, Rehabilitation, and Education markets, and we sell primarily through a network of distributors in the International market.

We promote our products through direct mail campaigns, selected advertising, participation at high profile trade shows, and other marketing activities. We expect to continue to recruit and utilize experienced distributors in addition to selling directly in our markets.

Competition

We compete on the following factors:

▪	pricing;
▪	quality of product;
▪	ease and user-friendliness of products; and
▪	customer and technical support

Pricing: The pricing structure within the POCT market for DOA is highly competitive. Price pressure remains to be the greatest when comparing our product pricing with the pricing of POCT products manufactured outside of the United States. In order to meet the price pressure caused primarily by these foreign manufacturers, we continuously evaluate all aspects of our manufacturing and assembly processes to identify areas of cost savings. Cost savings in manufacturing would allow us to achieve and/or sustain acceptable gross margins while still providing our customers with cost-competitive products. In addition, we continue to explore new, lower cost product alternatives to offer our customers.

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

Ease and user-friendliness: Some of our competitors’ POCT products use a collection or delivery method different than our POCT products. Our urine-based products do not require pipetting (dropping) of the specimen, adding or mixing of reagents or other manipulation of the product by the user (although our Rapid TOX product lines does offers the option of pipetting the specimen on the cassette, it is not required; the cassette may be dipped into the urine specimen).

Customer and technical support: Customer and technical support are becoming more important in the POCT market as individuals being tested become more knowledgeable about how to “beat” a drug test. Our customers often need guidance and assistance with certain issues, including but not limited to, test administration, drug cross reactivity and drug metabolism. ABMC provides its customers with continuous customer and technical support on a 24/7/365 basis. We believe that this support gives us a competitive advantage since our competitors do not offer this extended service to their customers.

Raw Materials and Suppliers

The primary raw materials required for the manufacture of our point of collection test strips and our point of collection drug tests consist of antibodies, antigens and other reagents, plastic molded pieces, membranes and packaging materials. We maintain an inventory of raw materials that have been acquired from third parties. Currently, most raw materials are available from several sources. We own the molds and tooling for our plastic components that are custom and proprietary. The ownership of these molds affords us flexibility and control in managing the supply chain for these components. We do not own the molds and tooling for plastic components that are “stock” items.

Major Customers

We have a number of national account customers that in total represent a significant portion of our sales in the years ended December 31, 2013 and December 31, 2012. One of these national account customers represented 15.5% of net sales in the year ended December 31, 2013 and 14.8% of net sales in the year ended December 31, 2012.

Patents and Trademarks/Licenses

As of December 31, 2013, we held 32 patents related to our point of collection drug-testing products, including 4 design patents and 11 utility patents issued in the United States. As of December 31, 2013, we have 5 United States patent applications pending and 12 foreign patent applications pending. One of our patents (a RDS design patent) expired in January 2013, and another design patent expired in February 2014; the next expiration date of one of our patents is April 2014.

To date, we have registered 16 trademarks in the United States, including but not limited to, Rapid Drug Screen, RDS, Rapid ONE, OralStat, Rapid Reader, Rapid TOX, Rapid TOX Cup, InCup, Rapid Check, our website domain, our corporate logos and certain product logos. We have also registered 14 trademarks in countries/regions such as Canada, Mexico, Europe, and the United Kingdom. We currently have one trademark application pending in the United States.

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

Our oral fluid products have never been marketed or sold to the Clinical market (or to any market that would use the products for diagnosis or treatment) and prior to the receipt of a warning letter from FDA in July 2009, it was our belief, and the belief of our industry, that 510(k) marketing clearance was not required to sell in non-clinical markets, so we did not seek 510(k) marketing clearance from FDA. Given the July 2009 FDA warning letter (see Current Report on Form 8-K filed with the SEC on August 5, 2009), and after protracted discussions with FDA in which we were unable to reach a consensus with the FDA, on July 10, 2012, we entered into a Consent Decree of Permanent Injunction (the “Consent Decree”) with FDA. Under the terms of the Consent Decree, we were allowed to continue to market our OralStat drug test in the workplace market while we took action to obtain a 510(k) marketing clearance. On September 3, 2013, we filed our application for 510(k) marketing clearance as required under the Consent Decree and on September 18, 2013 we were notified that an administrative acceptance review was conducted, and our 510(k) marketing application was found to contain all of the necessary elements and information needed to proceed with the substantive review. In November 2013, we were informed that the FDA determined that OralStat was not substantially equivalent to the predicate market device. In accordance with our Consent Decree, we temporarily ceased marketing and selling OralStat to the workplace (non-forensic) market. We are currently evaluating information received from FDA and what actions we may take in efforts to resubmit a new 510(k) marketing application. We continue to market and sell OralStat to the forensic markets and to markets outside of the United States.

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

Due to the nature of the manufacturing of our point of collection tests and the raw materials used, ABMC does not incur any material costs associated with compliance with environmental laws, nor do we experience any material effects of compliance with environmental laws.

Research and Development (“R&D”)

Our R&D efforts are continually focused on enhancing and/or maintaining the performance and reliability of our drug-testing products. During the year ended December 31, 2013, our R&D team continued to make enhancements to our POCT products. Our R&D expenditures were $645,000 in the year ended December 31, 2013 due to extraordinary costs related to our OralStat 510(k) marketing application filed in September 2013,and $207,000 for the year ended December 31, 2012. None of the costs incurred in R&D in either the year ended December 31, 2013 or the year ended December 31, 2012 were borne by a customer.

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

As of December 31, 2013, we had 75 employees, of which 72 were full-time and 3 were part-time. None of our employees are covered by collective bargaining agreements, and we believe our relations with our employees are good.

Item 1A.  Risk FACTORS

We have a history of incurring net losses.

Since our inception and throughout most of our history, we have incurred net losses, including but not limited to, a net loss of $788,000 incurred in the year ended December 31, 2013. We expect to continue to make substantial expenditures for sales and marketing, product development and other business purposes. Our ability to achieve profitability in the future will primarily depend on our ability to increase sales of our products (and our cessation of selling and marketing OralStat in the workplace market in November 2013 is expected to severely limit our ability to increase sales), reduce production and other costs and successfully introduce new products and enhanced versions of our existing products into the marketplace. There can be no assurance that we will be able to increase our revenues at a rate that equals or exceeds expenditures. In the year ended December 31, 2013, our sales continued to be negatively impacted by the aftermath of the recession, and a limited cash flow diminished our capacity to purchase raw materials in greater quantities (and on better terms) and this resulted in increased cost of goods. Our failure to increase sales while maintaining or reducing product costs, general and administrative, sales and marketing and research and development costs will result in the Company incurring additional losses.

We believe we will need additional funding for our existing and future operations.

Our financial statements for the year ended December 31, 2013 were prepared assuming we will continue as a going concern. If global economic conditions do not improve or return to pre-recession levels, our current cash balances and cash generated from future operations may not be sufficient to fund operations for the next twelve months. Future events, including the expenses and difficulties which may be encountered in establishing and maintaining a substantial market for our products (including but not limited to the cessation of marketing and selling OralStat in the workplace market), could make cash on hand insufficient to fund operations. If cash generated from operations is insufficient to satisfy our working capital and capital expenditure requirements, we may be required to sell additional equity or debt securities or obtain additional credit facilities. There can be no assurance that such financing will be available or that we will be able to complete financing on satisfactory terms, if at all. Any such equity financing would result in further dilution to existing shareholders.

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

Based upon actual results in the year ended December 31, 2013, and given current levels of operating expenses, we must achieve approximately $2.0 million in quarterly net sales to attain break-even results of operations. If our products do not achieve and maintain this level of revenue, if we fail to maintain certain gross profit margins and maintain the current level of expenses, our results of operations would be significantly harmed.

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

One of our customers accounted for more than 10% of our total net sales in the year ended December 31, 2013.

One of our customers accounted for approximately 15.5% of our total net sales in the year ended December 31, 2013. Although we have entered into a written purchase agreement with this customer, this customer does not have any minimum purchase obligations and could stop buying our products with 90-days notice. A reduction, delay or cancellation of orders from this customer or the loss of this customer could reduce our revenues. We cannot provide assurance that this customer or any of our current customers will continue to place orders, that orders by existing customers will continue at current or historical levels or that we will be able to obtain orders from new customers.

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

We have a significant amount of raw material and “work in process” inventory on hand that may not be used in the year ended December 31, 2014 if the expected configuration of sales orders is not received at projected levels.

We currently have approximately $1,434,000 in raw material components for the manufacture of our products at December 31, 2013. The non-chemical raw material components may be retained and used in production indefinitely and the chemical raw materials components have lives in excess of 20 years. In addition to the raw material inventory, we have approximately $758,000 in manufactured testing strips, or other “work in process” inventory at December 31, 2013. The components for much of this “work in process” inventory have lives of 12-24 months. If sales orders received are not for products that would utilize the raw material components, or if product developments make the raw materials obsolete, we may be required to dispose of these unused raw materials. In addition, since the components for much of the “work in process” inventory have lives of 12-24 months, if sales orders within the next 12-24 months are not for products that contain the components of the “work in process” inventory, we may need to discard this expired “work in process” inventory. We have established an allowance for obsolete or slow moving inventory. At December 31, 2013, this allowance was $399,000. There can be no assurance that this allowance will continue to be adequate for the year ending December 31, 2014 and/or that it will not have to be adjusted in the future.

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

We are dependent on the expertise and experience of our senior management for our future success. The loss of a member of senior management could negatively impact our business and results of operations. On October 30, 2013, Melissa A. Waterhouse, our (former) EVP, Regulatory Affairs, Chief Compliance Officer and Corporate Secretary was appointed as our interim Chief Executive Officer/Chief Financial Officer when we became aware that our (then current) Chief Executive Officer/Chief Financial Officer Stan Cipkowski was unable to continue due for medical reasons (Mr. Cipkowski subsequently passed away on October 31, 2013). We have an employment agreement in place with Waterhouse, but there can be no assurance that Waterhouse will continue her employment; and the loss of Waterhouse could disrupt the business and therefore have a negative impact on business results. We also have a number of other individuals in senior management positions. There can be no assurance that they too will continue their employment. We did maintain key man insurance for Cipkowski and the Company was the sole beneficiary of the policy with a face amount of $500,000. We do not currently maintain key man insurance on Waterhouse.

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

On July 10, 2012, we announced in a press release and a Current Report on Form 8-K that we entered into a Consent Decree of Permanent Injunction (the “Consent Decree”) with FDA. Under the terms of the Consent Decree, we were allowed to continue to market our OralStat drug test in the workplace market while we took action to obtain a 510(k) marketing clearance. More specifically, FDA provided the Company with its most recent guidance on the clinical and analytical studies that needed to be conducted to gather data in support of a 510(k) submission for OralStat. We then had a total of 396 days to discuss protocols with FDA, complete our analytical and clinical studies and submit a substantially complete 510(k). We agreed to withdraw the OralStat product from the workplace market if any of the following events occur: 1) we did not submit a substantially complete 510(k) within the specified time period, 2) we failed to submit additional information within time frames specified by FDA, 3) we withdraw our submission, or 4) our 510(k) submission resulted in FDA’s determination that the product was not substantially equivalent. On August 3, 2012 the Consent decree was approved and entered by the United States District Court for the Northern District of New York, and on August 3, 2012, we received guidance from FDA. On September 3, 2013, we filed our application for 510(k) marketing clearance as required under the Consent Decree and on September 18, 2013 we were notified that an administrative acceptance review was conducted, and our 510(k) marketing application was found to contain all of the necessary elements and information needed to proceed with the substantive review. In November 2013, we were informed that the FDA determined that our OralStat was not substantially equivalent to the predicate market device. In accordance with the Consent Decree, we ceased marketing and selling OralStat to the workplace (non-forensic) market.

The cost of obtaining marketing clearance was material and has had a negative impact on our efforts to improve our performance and to achieve profitability. Our point of collection oral fluid drug tests historically account for a material portion of our sales, with sales of oral fluid drug tests accounting for approximately 15% of our year to date 2013 sales (the majority of which are sales to the Workplace market). This inability to market and sell our point of collection oral fluid drug tests in the Workplace market will negatively impact our revenues, and the loss of oral fluid test customers will also negatively impact our revenues. We are currently evaluating information received from FDA and what actions we may take in efforts to resubmit a new 510(k) marketing application. We intend to continue marketing and selling OralStat to forensic markets and to markets outside of the United States. There can be no assurance that our actions would result in the Company obtaining 510(k) marketing clearance. Prolonged cessation of marketing and selling of OralStat to the U.S. workplace market would have a negative impact on our sales.

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

Stock Option Plans. We currently have three non-statutory stock option plans, the Fiscal 2000 Non-statutory Stock Option Plan (the “2000 Plan”), the Fiscal 2001 Non-statutory Stock Option Plan (the “2001 Plan”) and the 2013 Equity Compensation Plan (the “2013 Plan”). All three plans have been adopted by our Board of Directors and approved by our shareholders, and the 2000 Plan and the 2001 Plan have options issued. Only the 2001 Plan and the 2013 Plan have options available for future issuance. As of December 31, 2013, there were 9,000 options issued and outstanding under the 2000 Plan and 3,307,000 options issued and outstanding under the 2001 Plan, for a total of 3,316,000 options issued and outstanding as of December 31, 2013 (there are no options issued under the 2013 Plan). Of the total options issued and outstanding, 2,747,000 are fully vested as of December 31, 2013. As of December 31, 2013, there were 409,000 options available for issuance under the 2001 Plan and 4,000,000 options available for issuance under the 2013 Plan.

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

In connection with their services as placement agent in the Series A Debenture offering, Cantone Research, Inc. (“Cantone”) received a placement agent fee, and was also issued a four-year warrant to purchase 30,450 shares of the Company’s common stock at an exercise price of $0.37 per share (the closing price of the Company’s common shares on the Closing Date) and a four-year warrant to purchase 44,550 shares of the Company’s common stock at an exercise price of $0.40 per share (the closing price of the Company’s common stock on the Series A Completion Date), (together the “Placement Agent Warrants”). All Warrants issued to Cantone were immediately exercisable upon issuance.

We registered the Debenture Conversion Shares and the Common Stock underlying the Placement Agent Warrants in a Registration Statement on Form S-3 (the “Registration Statement”) filed with the SEC on April 15, 2009 and amended on May 5, 2009. The Registration Statement was declared effective on June 10, 2009.

The Series A Debentures were set to mature on August 1, 2012; however, in July 2012, the term of the Series A Debentures was extended to reflect a due date of August 1, 2013, and the interest rate during the extension period was increased from 10% to 15% per annum, due quarterly in arrears. All other terms of the Series A Debentures remained unchanged. Thirty-two of the thirty-seven Holders of Series A Debentures (representing $645,000 of Series A Debentures) extended. Five of the Holders of Series A Debentures (representing $105,000 in Series A Debentures) did not wish to extend the Series A Debentures (we used a portion of the proceeds from a $150,000 Bridge Loan with Cantone Asset Management (“CAM”) to pay the five Holders that did not wish to amend/extend). Given that five of the Holders did not extend, and the principal paid, the number of potential Debenture Conversation Shares did decrease from just over 1 million shares to approximately 860,000 shares.

Cantone acted as our exclusive placement agent in connection with the July 2012 amendment of the Series A Debentures, and as compensation for their placement agent services, Cantone received a cash fee of 5% of the gross amount of existing Series A Debentures, or $37,500, and the Placement Agent Warrants issued to Cantone (in connection with their services as placement agent in the original Series A Debenture financing) were amended to reflect a purchase price of $0.17 per share and a new term of three (3) years or they are exercisable through July 31, 2015.

On August 1, 2012, we entered into a Consulting Agreement (“Consulting Agreement”) CAM. The Consulting Agreement commenced August 1, 2012 and ended on August 1, 2013. Under the terms of the Consulting Agreement, CAM provided the Company with financial advisory services and advice related to debt refinancing. On August 1, 2012, we issued CAM warrants to purchase 300,000 shares of the Company’s common stock at an exercise price of $0.16 per share (the closing price of our common shares on August 1, 2012) (the “CAM Warrant”). The CAM Warrant is exercisable through July 31, 2015 and has piggyback registration rights.

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

As compensation for their placement agent services, CRI received a 3-year warrant to purchase 75,000 common shares at an exercise price of $0.14 (the average closing sale price of our common shares for the 5 days business days ending October 7, 2013).

On October 7, 2013, we entered into a new $200,000 Bridge Loan (the “2013 Bridge Loan”) with CAM to pay off the existing Bridge Loan with CAM and to pay placement agent fees and expenses. The maturity date of the 2013 Bridge Loan is August 1, 2014 and it bears simple interest in advance of 15% to be paid in the form of 300,000 shares of restricted shares of ABMC common stock. In addition to the interest, as inducement to enter into the 2013 Bridge Loan, we issued 153,486 restricted shares of ABMC common stock to CAM, and we issued CAM a 3-year warrant to purchase 250,000 common shares at an exercise price of $0.14 (the average closing sale price of our common shares for the 5 days business days ending October 7, 2013). The warrants are 100% exercisable on the date of the grant.

On October 7, 2013, we entered into another Agreement to the Series A Debenture (the “2013 Series A Debenture Amendment”) with thirty of the thirty-two holders of Series A Debentures (the “Debenture Holders”) (representing $634,500 of Series A Debentures). One of the Debenture Holders (representing $10,500 in Series A Debentures) did not wish to extend and we used cash on hand and net proceed from another bridge loan with CAM to pay the principal amount due to this Holder. One of the Debenture Holders transferred their investment to another existing Debenture Holder. An extension period of either 6 or 12 months was at the election of the Debenture Holder. 27 of the 30 Debenture Holders (representing $543,500 of Series A Debentures) elected to extend for a period of 12 months. The other 3 (representing $91,000 in Series A Debentures) elected to extend for a period of 6 months. The 27 Holders that elected to extend for a 12-month period were each issued a warrant to purchase 1 share of common stock for each $1.00 that was extended. We issued 2-year warrants to purchase 543,500 shares of ABMC common stock at an exercise price of $0.14 (the average closing sale price of our common shares for the 5 days business days ending October 7, 2013) to these 27 Holders (the “2013 Holder Warrants”).

Imperium/Monarch Warrants

On January 16, 2013, in connection with a line of credit with Imperium Commercial Finance LLC (“Imperium”), we granted Imperium a 7-year warrant to purchase 2,000,000 common shares of the Company at an exercise price of $0.18, the closing price of our common shares on January 16, 2013 (the “Imperium Warrant”). The Imperium Warrant was 100% (or 2,000,000 common shares) exercisable on the date of issuance. In addition, as per of their finder’s fee compensation, we issued Monarch Capital Group, LLC (“Monarch”) a 5-year warrant representing 3% of the Imperium Warrant, or a 5-year warrant to purchase 60,000 common shares of the Company, also at a strike price of $0.18, the closing price of our common shares on January 16, 2013 (the “Monarch Warrant”). The Monarch Warrant was 100% (or 60,000 common shares) exercisable on the date of issuance.

If these stock options, Debenture Conversion Shares, Placement Agent Warrants, CAM Warrants, 2013 Holder Warrants, Imperium Warrant or Monarch Warrant are exercised, the common shares issued will be freely tradable, increasing the total number of common shares issued and outstanding. If these shares are offered for sale in the public market, the sales could adversely affect the prevailing market price by lowering the bid price of our securities. The exercise of any of these stock options, Debenture Conversion Shares, Placement Agent Warrants, CAM Warrants, 2013 Holder Warrants, the Imperium Warrant and the Monarch Warrant could also materially impair our ability to raise capital through the future sale of equity securities because issuance of the common shares underlying the stock options, Debenture Conversion Shares, Placement Agent Warrants, CAM Warrants, 2013 Holder Warrants, Imperium Warrant and the Monarch Warrant would cause further dilution of our securities. In addition, in the event of any change in the outstanding shares of our common stock by reason of any recapitalization, stock split, reverse stock split, stock dividend, reorganization consolidation, combination or exchange of shares, merger or any other changes in our corporate or capital structure or our common shares, the number and class of shares covered by the stock options and/or the exercise price of the stock options may be adjusted as set forth in their plans.

Substantial resale of restricted securities may depress the market price of our securities.

There are 5,292,000 common shares presently issued and outstanding as of the date hereof that are “restricted securities” as that term is defined under the Securities Act of 1933, as amended, (the “Securities Act”) and in the future may be sold in compliance with Rule 144 of the Securities Act (“Rule 144”), or pursuant to a registration statement filed under the Securities Act. Rule 144 addresses sales of restricted securities by affiliates and non-affiliates of an issuer. An “affiliate” is a person, such as an officer, director or large shareholder, in a relationship of control with the issuer. “Control” means the power to direct the management and policies of the company in question, whether through the ownership of voting securities, by contract, or otherwise. If someone buys securities from a controlling person or an affiliate, they take restricted securities, even if they were not restricted in the affiliate's hands.

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

The SEC has adopted regulations that define a “penny stock” to be any equity security that has a market price per share of less than $5.00, subject to certain exceptions, such as any securities listed on a national securities exchange or securities of an issuer in continuous operation for more than three years whose net tangible assets are in excess of $2 million, or an issuer that has average revenue of at least $6 million for the last three years. Our common shares were delisted from the NASDAQ Capital Market in September 2009 and are currently trading on the Pink OTC Markets, Inc., under their OTCQB market tier (the US registered and reporting marketplace for over-the-counter (OTC) securities). As of the year ended December 31, 2013, our net tangible assets did not exceed $2 million, however, our average revenue for the last three years exceeded $6 million, so that our securities currently qualify for exclusion from the “penny stock” definitions. However, if our three-year average revenue falls below $6 million, we would fail to qualify for the exclusion, and our common shares would be subject to “penny stock” rules. For any transaction involving a “penny stock,” unless exempt, the rules impose additional sales practice requirements on broker-dealers, subject to certain exceptions. For these reasons, a broker-dealer may find it more difficult to trade our common stock and an investor may find it more difficult to acquire or dispose of our common stock on the secondary market. Therefore, broker-dealers may be less willing or able to sell or make a market in our securities because of the penny stock disclosure rules. Not maintaining a listing on a major stock market may result in a decrease in the trading price of our securities due to a decrease in liquidity and less interest by institutions and individuals in investing in our securities, and could also make it more difficult for us to raise capital in the future. Furthermore, listing on the OTCQB may make it more difficult to retain and attract market makers. In the event that market makers cease to function as such, public trading of our securities will be adversely affected or may cease entirely.

We incur additional significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

We incur significant legal, accounting and other expenses as a result of our required compliance with certain regulations. More specifically, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and other rules subsequently implemented by the SEC, imposes various requirements on public companies. Our management and other personnel must devote a substantial amount of time to these compliance requirements. Moreover, these rules and regulations have increased our legal and financial compliance costs and make some activities more time-consuming and costly.

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

Inability to comply with financial covenants under our current credit facilities could result in our creditor(s) declaring all amounts owed to them due and payable with immediate effect, or result in the collection of collateral by the creditor(s); both of which would have an adverse material impact on our business and our ability to continue operations.

We have a credit facility with Imperium Commercial Finance, LLC (the “Imperium Line of Credit”) consisting of a maximum amount of $1,000,000 on a revolving line of credit, and a discretionary supplemental advance of $200,000 (together the “Imperium Line of Credit”). The Imperium Line of Credit is secured by a first security interest in all of our receivables, inventory, and intellectual property rights along with a second security interest in our machinery and equipment (together the “Collateral”).

We also have a Mortgage Consolidation Loan with First Niagara Bank (“FNB”). The loan with FNB is secured by our facility in Kinderhook, New York as well as various pieces of machinery and equipment.

Both of these facilities require that we comply with certain financial covenants (these covenants are discussed in more detail in our periodic reports on Form 10-Q and in the Notes within this Annual Reports on Form 10-K). We did not comply with the Imperium Line of Credit minimum EBITDA requirement for the quarter ending March 31, 2013, however, upon conferences with Imperium, on May 20, 2013, Imperium waived the EBITDA requirement for the quarter ended March 31, 2013. Imperium was paid $10,0000 for costs related to account review. We also did not comply with the EBITDA requirement for the quarter ended June 30, 2013 or September 30, 2013, and as of the date of this report, we are also not in compliance with the EDBITDA requirement for the quarter ended December 31, 2013 (to be measured upon the filing of this Form 10-K). EBITDA non-compliance constitutes an event of default under our Imperium Line of Credit, and in the event of default under the Imperium Line of credit, our interest rate can be increased by 4% for as long as the event of default occurs. Imperium’s other remedies include, but are not limited to, termination or suspension of Imperium’s obligation to make further advances to the Company, declaration of all amounts owed to Imperium due and payable. The increase in interest rate, given our current advances under the Imperium Line of Credit would not be material, however, if Imperium were to suspend or terminate further advances, or declare all amounts due and payable, this would have a material adverse effect on our business and negatively impact our ability to continue operations.

FNB’s remedies for an event of default include, but are not necessarily limited to, consideration of all amounts owed to them due and payable and collection or receiving of Collateral. If Imperium and/or FNB were to exercise these remedies, it is highly unlikely that we would be able to pay such amounts and this would result in the collection and receipt of the Collateral by the lender, and this would have a material adverse impact on our business and our ability to continue operations. Failure to comply with the financial covenants under either one of these facilities would not only result in a default under the particular facility but could be considered an event of default under the other facility.

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

On July 10, 2012, we entered into a Consent Decree of Permanent Injunction (the “Consent Decree”) with FDA. Under the terms of the Consent Decree, we were allowed to continue to market our OralStat drug test in the workplace market while we took action to obtain a 510(k) marketing clearance. More specifically, FDA provided the Company with its most recent guidance on the clinical and analytical studies that needed to be conducted to gather data in support of a 510(k) submission for OralStat. We then had a total of 396 days to discuss protocols with FDA, complete our analytical and clinical studies and submit a substantially complete 510(k). We agreed to withdraw the OralStat product from the workplace market if any of the following events occurred: 1) we did not submit a substantially complete 510(k) within the specified time period, 2) we failed to submit additional information within time frames specified by FDA, 3) we withdraw our submission, or 4) our 510(k) submission resulted in FDA’s determination that the product is not substantially equivalent. On August 3, 2012 the Consent decree was approved and entered by the United States District Court for the Northern District of New York, and on August 3, 2012, we received guidance from FDA. On September 3, 2013, we filed our application for 510(k) marketing clearance as required under the Consent Decree and on September 18, 2013 we were notified that an administrative acceptance review was conducted, and our 510(k) marketing application was found to contain all of the necessary elements and information needed to proceed with the substantive review. In November 2013, we were informed that the FDA determined that our OralStat was not substantially equivalent to the predicate market device. In accordance with the Consent Decree, we ceased marketing and selling OralStat to the workplace (non-forensic) market.

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

The following table sets forth the high and low closing bid prices of our securities as reported by the OTCQB in the years ended December 31, 2013 and December 31, 2012. The prices quoted reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not necessarily represent actual transactions.

Year ended December 31, 2013	High	Low

Quarter ending December 31, 2013	$0.18	$0.10
Quarter ending September 30, 2013	$0.17	$0.12
Quarter ending June 30, 2013	$0.20	$0.13
Quarter ending March 31, 2013	$0.27	$0.13

Year ended December 31, 2012	High	Low

Quarter ending December 31, 2012	$0.18	$0.13
Quarter ending September 30, 2012	$0.19	$0.16
Quarter ending June 30, 2012	$0.19	$0.16
Quarter ending March 31, 2012	$0.18	$0.14

Holders

Based upon the number of record holders and individual participants in security position listings, as of March 28, 2014, there were approximately 2,300 holders of our securities. As of March 28, 2014, there were 23,168,155 common shares outstanding.

Dividends

We have not declared any dividends on our common shares and do not expect to do so in the foreseeable future. Future earnings, if any, will be retained for use in our business.

Securities authorized for issuance under equity compensation plans previously approved by security holders

We currently have three Non-statutory Stock Option Plans (the 2000 Plan, the 2001 Plan and the 2013 Plan, collectively the “Plans”) that have been adopted by our Board of Directors and subsequently approved by our shareholders. The Plans provide for the granting of options to employees, directors, and consultants (see Part I, Item 1A, Risk Factor titled, “Potential issuance and exercise…”).

Securities authorized for issuance under equity compensation plans not previously approved by security holders

On January 16, 2013, in connection with the Imperium Line of Credit, we granted Imperium a 7-year warrant to purchase 2,000,000 common shares of the Company at an exercise price of $0.18, the closing price of our common shares on January 16, 2013 (the “Imperium Warrant”). The Imperium Warrant was 100% (or 2,000,000 common shares) exercisable on the date of issuance. In addition, as per of their finder’s fee compensation, we issued Monarch Capital Group, LLC (“Monarch”) a 5-year warrant representing 3% of the Imperium Warrant, or a 5-year warrant to purchase 60,000 common shares of the Company, also at a strike price of $0.18, the closing price of our common shares on January 16, 2013 (the “Monarch Warrant”). The Monarch Warrant was 100% (or 60,000 common shares) exercisable on the date of issuance.

On October 7, 2013, we issued 2-year warrants to purchase 543,500 shares of ABMC common stock at an exercise price of $0.14 (the average closing sale price of our common shares for the 5 days business days ending October 7, 2013) to 27 Holders of the Series A Debentures (the “2013 Holder Warrants”). The warrants were issued in connection with the further extension of the Series A Debentures.

On October 7, 2013, as part of their compensation as the placement agent in connection with the further extension of our Series A Debentures, Cantone was granted a 3-year warrant to purchase 75,000 common shares at an exercise price of $0.14 (the average closing sale price of our common shares for the 5 days business days ending October 7, 2013).

On October 7, 2013, we entered into a new Bridge Loan with CAM to pay off the existing Bridge Loan with CAM and to pay placement agent fees and expenses in connection with the further extension of the Series A Debentures. We issued 153,486 restricted shares of ABMC common stock to CAM, and we issued CAM a 3-year warrant to purchase 250,000 common shares at an exercise price of $0.14 (the average closing sale price of our common shares for the 5 days business days ending October 7, 2013). The warrants are 100% exercisable on the date of the grant.

The following table summarizes information as of December 31, 2013, with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by security holders	3,616,330		$0.44	4,409,170
Equity Compensation Plans not approved by security holders*	3,303,500	**	$0.17	NA

*All securities are related to individual compensation arrangements.

**2,928,500 warrants were issued in the year ended December 31, 2013; the remaining 375,000 warrants were issued in the year ended December 31, 2012.

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

On October 7, 2013, as part of their compensation as the placement agent in connection with the further extension of our Series A Debentures, Cantone was granted a 3-year warrant to purchase 75,000 common shares at an exercise price of $0.14 (the average closing sale price of our common shares for the 5 days business days ending October 7, 2013), and a non-accountable expense allowance paid with 115,000 restricted shares of ABMC common stock (in lieu of cash).

On October 7, 2013, we entered into a new Bridge Loan with CAM (the “2013 Bridge Loan”) to pay off the existing Bridge Loan with CAM and to pay placement agent fees and expenses in connection with the further extension of the Series A Debentures. We issued 153,486 restricted shares of ABMC common stock to CAM (as an inducement to enter into the 2013 Bridge Loan), and we issued CAM a 3-year warrant to purchase 250,000 common shares at an exercise price of $0.14 (the average closing sale price of our common shares for the 5 days business days ending October 7, 2013). The warrants are 100% exercisable on the date of the grant. The 15% interest on the existing Bridge Loan of $150,000 was paid with 225,000 restricted shares of ABMC common stock. The maturity date of the 2013 Bridge Loan is August 1, 2014 and it bears simple interest in advance of 15% that was paid in the form of 300,000 shares of restricted shares of ABMC common stock.

On October 7, 2013, we entered into an Agreement to the Series A Debenture (the “2013 Series A Debenture Amendment”) with 30 of the 32 holders of Series A Debentures (the “Debenture Holders”) (representing $634,500 of Series A Debentures). One of the Debenture Holders (representing $10,500 in Series A Debentures) did not wish to extend and we will use the net proceeds and cash on hand to pay the principal amount due to this Holder. One of the Debenture Holders transferred their investment to another existing Debenture Holder. As previously indicated, the extension period of either 6 or 12 months was at the election of the Debenture Holder. 27 of the 30 Debenture Holders (representing $543,500 of Series A Debentures) elected to extend for a period of 12 months. The other 3 (representing $91,000 in Series A Debentures) elected to extend for a period of 6 months. The 27 holders that elected to extend for a 12-month period were each issued a warrant to purchase 1 shares of common stock for each $1.00 that was extended. We issued 2-year warrants to purchase 543,500 shares of ABMC common stock at an exercise price of $0.14 (the average closing sale price of our common shares for the 5 days business days ending October 7, 2013).

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

Overview and Plan of Operations

During the year ended December 31, 2013, we sustained a net loss of $788,000 from net sales of $8,894,000, and had net cash provided by operating activities of $9,000. During the year ended December 31, 2012, we sustained a net loss of $1,111,000 from net sales of $9,343,000, and had net cash provided by operating activities of $236,000.

During the year ended December 31, 2013, we continued to market and distribute our urine and oral fluid-based point of collection tests for DOA and our Rapid Reader drug screen result and data management system, and we also performed bulk test strip contract manufacturing services for unaffiliated third parties. We also continued to focus our efforts on the sale of our CLIA waived Rapid TOX® product line (which includes the CLIA WAIVED test to detect Buprenorphine) in the growing pain management market.

We continue to examine all expenses closely in efforts to achieve profitability (if sales levels improve) or to minimize losses going forward (if sales remain at current levels or continue to decline). In August 2013, we implemented a number of expense and personnel cuts, and we implemented a salary and commission deferral program. The salary deferral program consists of a 20% salary deferral for our 2 (then) executive officers (Stan Cipkowski and Melissa Waterhouse) as well as a 20% salary deferral for our non-executive VP Operations, Douglas Casterlin and a sales consultant. The commission deferral program consists of a 50% commission deferral of employee commissions. As of December 31, 2013, we have deferred salary compensation owed of $19,000 and deferred commision owed of $52,000. In January 2014, we did repay a small portion of the deferrals (approximately $31,000), however the deferral program is continuing and we expect it will continue for up to 12 months.

Private and public sector drug testing budgets continue to be negatively affected by uncertain economic conditions and high unemployment rates. This uncertainty greatly impacts our core markets of Workplace and Government. We continue to believe that it will be some time before we see significant growth in these core markets. In addition, in November 2013, we were informed that the FDA determined that our OralStat was not substantially equivalent to the predicate market device (see Part I, Item 3; Legal Proceedings). In accordance with the Consent Decree, we ceased marketing and selling OralStat to the workplace (non-forensic) market but we continue to market and sell OralStat to the forensic market and for export outside the United States. Given Workplace oral fluid sales typically accounted for 15% of our sales, this loss of workplace sales negatively impacted sales in the three months and year ended December 31, 2013.

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

Results of operations for the year ended December 31, 2013, compared to the year ended December 31, 2012

Net Sales: Net sales decreased 4.8% to $8,894,000 in the year ended December 31, 2013 (“Fiscal 2013”) from 9,343,000 in the year ended December 31, 2012 (“Fiscal 2012”).

Workplace sales (some of which are national account oral fluid customers) decreased when comparing Fiscal 2013 to Fiscal 2012. This was primarily as a result of decreased purchasing by our customers given the uncertainty and unstable nature of the economy, and the cessation of the marketing and sale of OralStat in the Workplace market (see Part I, Item 3; Legal Matters for more information).

The number of unemployed persons declined by 490,000 to 10.4 million in December 2013 (from November 2013), and the unemployment rate declined by 0.3 percentage point to 6.7%. Over the year, the number of employed persons and the unemployment rate were down by 1.9 million and 1.2% points, respectively. Although unemployment rates increased, only 74,000 jobs were added in December 2013 (from November 2013). This continues to indicate that people are either leaving the workforce or not actively looking for employment. This statistic directly impacts one of our core markets, Workplace. Also affecting the Workplace market in Fiscal 2013 is the cessation of the marketing and sales of OralStat in the Workplace market.

Government sales increased in Fiscal 2013 when compared to Fiscal 2012. In the latter part of 2013, we were able to secure some government contracts/orders that offset declines earlier in the year. Sales to government accounts continue to be impacted by price pressures caused by competitors selling products manufactured outside of the United States. Foreign manufacturers can offer their products at a lower price due to lower costs related to labor, material, regulatory compliance, insurance, etc.; therefore, it is difficult to compete from a cost standpoint. Most government contracts are awarded via an open solicitation process and in most cases, the bidder with the lowest priced product is awarded the contract. In addition, for some of the contracts we currently hold, decreased purchasing levels (in attempts to close budget deficits), have resulted in decreased buying by our customers.

International sales also declined in Fiscal 2013 when compared to Fiscal 2012. Sales in Latin America declined in the latter part of 2013 although they were unchanged for most of 2013, and sales in other parts of the world decreased as well. In mid-late 2013, we contracted with a two new international distributors and we are hopeful they will positively impact international sales going forward. Contract manufacturing sales also declined in Fiscal 2013 when compared to Fiscal 2012. This was primarily the result of an unexpected delay that resulted in decreased shipments to one of our customers in the nine months ended September 30, 2013. The issue has been addressed and sales are expected to return to normal levels going forward.

Cost of goods sold/gross profit: Cost of goods decreased to 59.8% of net sales in Fiscal 2013 from 64.2% of net sales in Fiscal 2012. This improvement from Fiscal 2012 stems primarily from inventory disposals and a limited cash flow which diminished our capacity to purchase raw materials in greater quantities (and on better terms) in Fiscal 2012. Although we continued to have limited cash flow in Fiscal 2013, cash flow in Fiscal 2012 was severely impacted by a restrictive line of credit (that has since been repaid and replaced).

In response to uncertain market conditions, we have reduced our inventory levels and the amount of product being manufactured; however, certain direct labor and overhead costs are fixed and such fixed costs are, at times, being allocated to a reduced number of manufactured strips (due to decreased sales), and this can increase our manufacturing cost per unit. We continuously evaluate our production personnel levels as well as our product manufacturing levels to ensure they are adequate to meet current and anticipated sales demands.

Gross profit in Fiscal 2013 continued to be negatively affected by decreased sales margins due to price pressure from foreign manufacturers and general price pressure in our markets in response to the recession.

Operating Expenses: Operating expenses for Fiscal 2013 increased $429,000, or 10% when compared to operating expenses in Fiscal 2012. In the latter part of Fiscal 2013, we made a number of personnel and expense cuts in efforts to improve our financial condition and cash flow. The full benefit of these expense reductions were not recognized until November 2013. In Fiscal 2013, research and development expense increased dramatically, selling and marketing decreased and general and administrative increased as noted below:

Research and development (“R&D”)

R&D expenses for Fiscal 2013 increased $438,000, or 211.6%, when compared to R&D expenses incurred in Fiscal 2012. This stems from increases in FDA compliance costs (associated with actions taken to submit our oral fluid 510k clearance application in September 2013) offset by a decrease in R&D salaries. While we do not expect to incur costs of this magnitude going forward related to our oral fluid 510(k) marketing clearance application, additional costs may be incurred as a result of further actions that may need to be taken by the Company to obtain 510k clearance. Our R&D department continues to focus their efforts on the enhancement of current products, development of new product platforms and exploration of contract manufacturing opportunities.

Selling and marketing

Selling and marketing expense for Fiscal 2013 decreased 5.9% when compared to Fiscal 2012. This decrease is primarily a result of decreased sales salaries, employment taxes, auto and travel expense and postage; offset by an increase in consulting fees in both sales and marketing. The increase in consulting fees in sales and marketing stems from our introduction of a low cost alternative product line that targeted cost-conscious customers, including low volume customers and government entities (this product line was not in place in Fiscal 2012). We continued to promote our products through selected advertising, participation at high profile trade shows and other marketing activities. Our direct sales force focuses their selling efforts in our target markets, which include, but are not limited to, Workplace and Government, as well as focusing on the Clinical market; primarily physicians and pain management clinics, with our CLIA waived Rapid TOX product line.

General and administrative (“G&A”)

G&A expenses for Fiscal 2013 increased 4.4% from Fiscal 2012. Increases in salaries and benefits (due to the return of a member of senior management in operations in early 2013), broker/bank service fees in connection with debt financings ($295,000 in Fiscal 2013 compared to $128,000 in Fiscal 2012), insurance costs, government contract fees and share based payment expense were offset by reductions in investor relations, quality assurance, consulting fees, legal fees (due to the settlement of litigation, brought by the Company, in August 2013), patents and outside service fees. Share based payment expense was $257,000 in Fiscal 2013 compared to $105,000 in Fiscal 2012.

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

Other income and expense: Other income during Fiscal 2013 consisted primarily of proceeds from a key man insurance policy (received in the latter part of Fiscal 2013) maintained on our former CEO/CFO Stan Cipkowski. Other income during Fiscal 2012 consisted of grant income. The grant was originally received from the Columbia Economic Development Corporation and totaled $100,000. The grant was convertible to a loan based upon a percentage of the grant declining from 90% of the grant amount in 2003 to 0% in 2012. The grant was convertible to a loan only if the employment levels in the Kinderhook facility dropped below 45 employees at any time during the year. The employment level in the Kinderhook facility was 47 in Fiscal 2012; the last milestone year.

During Fiscal 2013 and Fiscal 2012 we incurred interest expense of $304,000 and $194,000, respectively, related to our loans with First Niagara Bank, our line of credit with Imperium Commercial Finance LLC and our Series A Debentures and loans with Cantone Asset Management.

LIQUIDITY AND CAPITAL RESOURCES AS OF DECEMBER 31, 2013

Our cash requirements depend on numerous factors, including product development activities, penetration of our core markets, and effective management of inventory levels and production levels in response to sales forecasts. We expect to devote capital resources to continue product development and research and development activities. We will examine other growth opportunities including strategic alliances and expect such activities will be funded from existing cash and cash equivalents, issuance of additional equity or additional borrowings, subject to market and other conditions. Our financial statements for Fiscal 2013 have been prepared assuming we will continue as a going concern. As of the date of this report, our current cash balances, together with cash generated from future operations and amounts available under our credit facilities may not be sufficient to fund operations for the next twelve months. If cash generated from operations is not sufficient to satisfy our working capital and capital expenditure requirements, we will be required to sell additional equity or obtain additional credit facilities. There is no assurance that such financing will be available or that we will be able to complete financing on satisfactory terms, if at all.

In Fiscal 2013, we had a real estate mortgage with First Niagara, a line of credit with Imperium Commercial Finance LLC (which refinanced a line of credit with Medallion Business Credit), unsecured, subordinated Series A Debentures and a loan with Cantone Asset Management.

Real Estate Mortgage with First Niagara

On February 23, 2011, we amended and extended our Mortgage Consolidation Loan (the “Mortgage Consolidation Loan”) with First Niagara Bank (“First Niagara”). The amended Mortgage Consolidation Loan continues to be secured by our facility in Kinderhook, New York as well as various pieces of machinery and equipment. All other terms of the Mortgage Consolidation Loan remained unchanged, including compliance with a covenant (measured monthly) to maintain a certain level of liquidity (defined as any combination of cash, marketable securities or borrowing availability under one or more credit facilities other than the Mortgage Consolidation Loan).

The amended Mortgage Consolidation Loan had a maturity date of March 1, 2013, and had a 6-year (72 month) amortization. The principal amount of the amended Mortgage Consolidation Loan was $815,000 with a fixed interest rate of 8.25%. The monthly payment of principal and interest was $14,000 and payments commenced on March 1, 2011. We were required to make a $15,000 principal payment at the time of closing of the amended Mortgage Consolidation Loan. We also incurred approximately $2,000 in costs associated with this amendment, which were legal costs incurred by First Niagara and passed on to the Company. We amortized less than $1,000 of this expense in Fiscal 2013 and in Fiscal 2012.

On March 8, 2013, we entered into a Second Amendment to Loan Agreement (the “Second Mortgage Consolidation Loan Amendment”) with First Niagara. Under the Second Mortgage Consolidation Loan Amendment, the Mortgage Consolidation Loan was recast into a 4-year fully amortizing note with a one-year term through March 1, 2014 (See Note L - Subsequent Events). The interest rate was increased from 8.25% to 9.25% and the monthly payment was reduced to $14,115 from $14,437. We were required to make a principal reduction payment of $25,000 at the time of closing. All other terms of the Mortgage Consolidation Loan remained unchanged.

The balance on the Mortgage Consolidation Loan was $452,000 at the end of Fiscal 2013 and $608,000 at the end of Fiscal 2012. We recognized $48,000 and $56,000 in interest expense in Fiscal 2013 and Fiscal 2012, respectively.

Line of Credit with Imperium Commercial Finance, LLC (“Imperium”)

On January 16, 2013 (the “Imperium Closing Date”), we entered into a 3-year Loan and Security Agreement (“LSA”) with Imperium, a new Senior Lender, to refinance our Line of Credit with Medallion Financial Corp (“Medallion”), see below for information on the Medallion Line of Credit.

Under the LSA, Imperium agreed to provide the Company with up to a maximum amount of $1,500,000 (“Maximum Funding Amount”) under a revolving secured loan facility (the “Imperium Line of Credit”), which is secured by a first security interest in all of our receivables, inventory, and intellectual property rights along with a second security interest in our machinery and equipment (together the “Collateral”). The Maximum Funding Amount is subject to a discretionary borrowing base comprised of: 85% of eligible accounts receivables (excluding, without limitation, receivables remaining unpaid for more than 90 days from invoice date or 60 days from due date, contra receivables, and affiliated receivables), up to the lesser of 60% of eligible finished goods inventory at cost or 75% of appraised net orderly liquidation value of inventory, and a receivable dilution rate of less than 5% (the “Borrowing Base”).

In addition to the Imperium Line of Credit, the Imperium facility included a discretionary Supplemental Advance of up to $500,000 (the “Imperium Supplemental Advance”). Supplemental advances, once repaid, could not be re-borrowed, and advances were secured with the same Collateral as the Imperium Line of Credit.

The Imperium Line of Credit is used for working capital and general corporate purposes, and the Imperium Supplemental Advance was used for costs associated with obtaining marketing clearance of our oral fluid products and costs associated with other new market opportunities.

On the Imperium Closing Date, we paid a closing fee of $10,000 to Imperium, and granted Imperium a 7-year warrant to purchase 2,000,000 common shares of the Company at an exercise price of $0.18 (the “Imperium Warrants”). We also paid an early termination fee of $25,000 to Medallion on the Imperium Closing Date, a finder’s fee of 3% of the gross proceeds from the Imperium financing, or $60,000, and a 5-year warrant (the “Monarch Warrant”) to purchase 60,000 common shares of the Company at an exercise price of $0.18 to Monarch Capital Group, LLC.

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

We incurred $435,000 in costs related to the Imperium Line of Credit, which included the costs noted previously as well as $39,000 to Imperium for their legal fees, $2,000 for the Company’s legal fees and $9,000 in capitalized deferred financing costs and $290,000 as debt discount associated with the warrants issues to Imperium and Monarch. With the exception of the early termination fee of $25,000 paid to Medallion (which was fully recognized in the three months ended March 31, 2013), these costs are being amortized over the term of the facility (3 years). We recognized $257,000 of these costs in Fiscal 2013, of which $193,000 was debt discount recorded against the line of credit, and $0 in costs in Fiscal 2012 (as we didn’t enter into the LSA with Imperium until January 2013). We incurred $122,000 in interest expense in Fiscal 2013, and $0 in interest expense in Fiscal 2012 (as we did not enter into the LSA with Imperium until January 2013).

In an event of default, which includes but is not limited to, failure of the Company to make any payment when due, and non-compliance with the Net Borrowing Availability and minimum EBITDA requirements, the interest rate can be increased by 4% for as long as the event of default occurs. Imperium’s other remedies include, but are not limited to, termination or suspension of Imperium’s obligation to make further advances to the Company, declaration of all amounts owed to Imperium due and payable. We did not comply with the minimum EBITDA requirement for the quarter ending March 31, 2013, however, upon conferences with Imperium, on May 20, 2013, Imperium waived the EBITDA requirement for the quarter ended March 31, 2013. Imperium was paid $10,0000 for costs related to account review. We also did not comply with the EBITDA requirement for the quarter ended June 30, 2013 or September 30, 2013, and as of the date of this report, we are also not in compliance with the EDBITDA requirement for the quarter ended December 31, 2013 (to be measured upon the filing of this Form 10-K). EBITDA non-compliance constitutes an event of default under our Imperium Line of Credit. The increase in interest rate, given our current advances under the Imperium Line of Credit would not be material, however, if Imperium were to suspend or terminate further advances, or declare all amounts due and payable, this would have a material adverse effect on our business and negatively impact our ability to continue operations.

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

The balance on the Imperium Line of Credit was $980,000, and the balance on the supplemental advance was $200,000, for a total loan balance of $1,180,000 at the end of Fiscal 2013. There was a debt discount recorded in the amount of $193,000 in Fiscal 2013 related to securities issued in connection with the Imperium Line of Credit. There was $0 outstanding to Imperium at the end of Fiscal 2012, as we did not enter into the LSA with Imperium until January 2013. As of the end of Fiscal 2013, additional loan availability on the line of credit was $20,000 and since Imperium suspended further advances under the Supplemental Advance, there was $0 in availability under the Supplemental Advance, for a total Loan Availability of $20,000 at the end of Fiscal 2013.

Loan and Security Agreement with Medallion

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

We incurred $20,000 in costs related to the Medallion Line of Credit. These costs were fully expensed in Fiscal 2012 so, although the Medallion Line of Credit was in place for a few weeks in January 2013, there was $0 in cost expensed in Fiscal 2013. We incurred $8,000 in interest expense in Fiscal 2013 (as the Medallion Line of Credit was only in place for a few weeks in January 2013) and $42,000 in interest expense in Fiscal 2012.

The amount outstanding on the Medallion Line of Credit at the end of Fiscal 2013 was $0 since, on January 16, 2013, all indebtedness due to Medallion was paid in full and Medallion’s security interest in our assets were terminated. The amount outstanding on the Medallion Line of Credit at the end of Fiscal 2012 was $321,000.

Line of Credit with Rosenthal and Rosenthal, Inc. (“Rosenthal”)

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

We incurred $41,000 in costs related to the Rosenthal Line of Credit. These costs were amortized over the three-year term of the Rosenthal Line of Credit. We amortized $0 of these costs in Fiscal 2013 (given the Rosenthal Line of Credit was terminated on May 30, 2012), and $7,000 of these costs in Fiscal 2012.

We incurred $0 in interest expense in Fiscal 2013 (again, given the May 2013 termination date), and $19,000 in Fiscal 2012. There was $0 outstanding on the Rosenthal Line of Credit at the end of Fiscal 2013 and Fiscal 2012.

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

We incurred $131,000 in expenses related to the offering, including $12,000 in expense related to warrants issued to Cantone. We amortized $0 of this expense and $19,000 of this expense (of which a little under $2,000 was related to share based payment expense related to the Cantone warrants) in Fiscal 2013 and Fiscal 2012, respectively.

The unamortized balance was $0 at the end of Fiscal 2013 and Fiscal 2012, (as the Series A Debentures matured on August 1, 2012).

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

As compensation for their placement agent services, Cantone received a cash fee of 5% of the gross amount of existing Series A Debentures, or $37,500. Cantone also received 1% of the gross amount of Series A Debentures, or $7,500, as a non-accountable expense allowance and we reimbursed Cantone $5,000 in legal fees incurred in connection with the amendment of the Series A Debentures. These costs, totaling $50,000 were amortized over the term of the extension (12 months). We amortized $29,000 of this expense in Fiscal 2013 and $21,000 of expense in Fiscal 2012.

The warrants issued to Cantone (in connection with their services as placement agent in the original Series A Debenture financing) were also amended to reflect a purchase price of $0.17 per share and a new term of three (3) years. We incurred $12,000 in share based payment expense related to this amendment, which was fully expensed in Fiscal 2012.

On July 30, 2012, we entered into a Bridge Loan Agreement and Note (the “Bridge Loan”) with Cantone Asset Management, LLC (“CAM”). The Bridge Loan was in the amount of $150,000 and was used to pay $100,000 to those Holders of Series A Debentures that did not wish to amend/extend the Series A Debentures and $50,000 was used to pay placement agent fees and expenses indicated in the previous paragraph. The maturity date of the Bridge Loan was August 1, 2013 bearing simple interest in advance of 15%. In addition to the interest, on August 1, 2012, we issued CAM restricted stock of the Company equal to 10% of the gross amount of existing Series A Debentures, or $15,000 using a value of $0.17 per common share. On August 8, 2012, 88,235 restricted common shares were issued to CAM.

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

2013 Series A Debenture Extension

On October 7, 2013, we entered into a new Placement Agent Agreement (“2013 Agent Agreement”) with CRI related to the further extension of the Series A Debentures, as amended, due August 1, 2013. Under the terms of the 2013 Agent Agreement, Cantone acted as our exclusive placement agent in connection with an amendment of the Series A Debentures. Under the amendment, the term of Series A Debentures was extended to reflect a due date of either February 1, 2014 or August 1, 2014, at the election of the Series A Debenture Holder. The interest rate during the extension period remains 15% per annum, due quarterly in arrears. All other terms of the Series A Debentures remain the same.

As compensation for their placement agent services, Cantone received 1) a cash fee of 5% ($39,750) of the gross amount ($795,000) of existing Series A Debentures and the CAM note combined, 2) a 3-year warrant to purchase 75,000 common shares at an exercise price of $0.14 (the average closing sale price of our common shares for the 5 days business days ending October 7, 2013), and 3) a non-accountable expense allowance paid with 115,000 restricted shares of ABMC common stock (in lieu of cash). We also paid $4,000 in legal fees incurred by Cantone. These costs are being amortized over the term of the 12-month extension. We amortized $25,000 in costs in Fiscal 2013 and $0 in Fiscal 2012 (as we did not enter into the extension until October 2013). The fair value of the Cantone warrant was estimated utilizing the Black-Scholes option-pricing model. The following weighted average assumptions were used: dividend yield of 0%; risk-free interest rate of 2.65; expected life of 10 years; and stock price volatility of 73%. The value of the CRI warrant was $10,000 and we recognized 100% of this expense on the date of the grant, or $10,000 in Fiscal 2013.

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

The maturity date of the 2013 Bridge Loan is August 1, 2014 and it bears simple interest in advance of 15% to be paid in the form of 300,000 shares of restricted shares of ABMC common stock. In addition to the interest, as inducement to enter into the 2013 Bridge Loan, we issued 153,486 restricted shares of ABMC common stock, and we issued CAM a 3-year warrant to purchase 250,000 common shares at an exercise price of $0.14 (the average closing sale price of our common shares for the 5 days business days ending October 7, 2013). The warrants were 100% exercisable on the date of the grant. The fair value of the CAM warrant was estimated utilizing the Black-Scholes option-pricing model. The following weighted average assumptions were used: dividend yield of 0%; risk-free interest rate of 2.65; expected life of 10 years; and stock price volatility of 73%. The value of the warrant was $35,000 and we recognized 100% of this expense on the date of the grant, or $35,000 in Fiscal 2013.

On October 7, 2013, we entered into an Agreement to the Series A Debenture (the “2013 Series A Debenture Amendment”) with 30 of the 32 holders of Series A Debentures (the “Debenture Holders”) (representing $634,500 of Series A Debentures). One of the Debenture Holders (representing $10,500 in Series A Debentures) did not wish to extend and we used net proceeds and cash on hand to pay the principal amount due to this Holder. One of the Debenture Holders transferred their investment to another existing Debenture Holder. As previously indicated, the extension period of either 6 or 12 months was at the election of the Debenture Holder. 27 of the 30 Debenture Holders (representing $543,500 of Series A Debentures) elected to extend for a period of 12 months. The other 3 (representing $91,000 in Series A Debentures) elected to extend for a period of 6 months. The 27 holders that elected to extend for a 12-month period were each issued a warrant to purchase 1 shares of common stock for each $1.00 that was extended. The Company issued 2 year warrants to purchase 543,500 shares of ABMC common stock at an exercise price of $0.14 (the average closing sale price of our common shares for the 5 days business days ending October 7, 2013). The fair value of the Debenture Holder warrants was estimated utilizing the Black-Scholes option-pricing model. The following weighted average assumptions were used: dividend yield of 0%; risk-free interest rate of 2.65; expected life of 10 years; and stock price volatility of 73%. The value of the warrants was $76,000 and we are amortizing this cost over the term of the Series A Debenture extension, or 12 months. We recognized $32,000 in expense in Fiscal 2013. As of December 31, 2013, there was $44,000 in unrecognized debt issuance expense with 7 months remaining. In Fiscal 2013, the Company recorded a debt discount in the amount of $60,000 related to securities issued in connection with the Series A Debentures.

We recognized $122,000 in interest expense in Fiscal 2013 and $93,000 in Fiscal 2012. We had $24,000 in accrued interest expense at the end of Fiscal 2013 and $26,000 in accrued interest expense at the end of Fiscal 2012.

Working Capital

The Company’s working capital increased $8,000 to $382,000 at the end of Fiscal 2013 from $374,000 at the end of Fiscal 2012. The increase in working capital stemmed primarily from other income and the decrease in account payables and an increase in the current portion of deferred finance costs.

We have historically satisfied net working capital requirements through cash from operations, bank debt, and occasional proceeds from the exercise of stock options and warrants.

Dividends

We have never paid any dividends on our common shares and we anticipate that all future earnings, if any, will be retained for use in our business.

Cash Flows

Operating Activities

An increase in debt issuance costs and accrued expenses, offset by a decrease in inventory and accounts payable, resulted in cash provided by operating activities of $9,000 for Fiscal 2013, compared to cash provided by operating activities of $236,000 for Fiscal 2012.

Investing Activities

Net cash used in investing activities of $34,000 in Fiscal 2013 and net cash used in investing activities of $34,000 in Fiscal 2012 was for investment in property, plan and equipment and patent application costs.

Financing Activities

Net cash provided by financing activities of $582,000 in Fiscal 2013 consisted of net proceeds from our line of credit, payments on other debt financing, and debt issuance costs. Net cash used in financing activities of $206,000 in Fiscal 2012 consisted of net payments of our line of credit, payments on other debt financing and best issuance costs, offset by proceeds from the CAM bridge loan.

At December 31, 2013 and December 31, 2012, we had cash and cash equivalents of $646,000 and $89,000, respectively.

Given our current sales levels and results of operations, we expect that we may need to raise additional capital in the year ending December 31, 2014 to be able to continue operations. If events and circumstances occur such that we do not meet our current operating plans, we are unable to raise sufficient additional equity or debt financing, or our credit facilities are insufficient or not available, we may be required to further reduce expenses or take other steps which could have a material adverse effect on our future performance.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, Management has concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

The information required by this item is contained in our definitive Proxy Statement with respect to our Annual Meeting of Shareholders for the year ended December 31, 2013, under the captions “Discussion of Proposal Recommended by Board”, “Directors that are not Nominees”, “Additional Executive Officers and Senior Management”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Code of Ethics”, “Nominating Committee”, “Audit Committee” and “Audit Committee Financial Expert” and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item is contained in our definitive Proxy Statement with respect to our Annual Meeting of Shareholders for the year ended December 31, 2013, under the captions “Executive Compensation”, “Compensation of Directors”, “Compensation Committee Interlocks and Insider Participation”, and “Compensation Committee Report”, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management AND RELATED STOCKHOLDER MATTERS

The information required by this item is contained within Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities earlier in this Annual Report on Form 10-K and in our definitive Proxy Statement with respect to the Annual Meeting of Shareholders for the year ended December 31, 2013, under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is contained in our definitive Proxy Statement with respect to the Annual Meeting of Shareholders for the year ended December 31, 2013, under the captions “Certain Relationships and Related Transactions” and “Independent Directors”, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is contained in our definitive Proxy Statement with respect to the Annual Meeting of Shareholders for the year ended December 31, 2013, under the caption “Independent Public Accountants”, and is incorporated herein by reference.

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

(3)	See Item 15(b) of this Annual Report on Form 10-K.

   (b)         Exhibits

Number	Description of Exhibits

3.5	Bylaws (1)
3.50	Amended and Restated Bylaws (2)
3.51	Amended and Restated Bylaws (3)
3.6	Fifth amendment to the Certificate of Incorporation (filed as Exhibit 3.6 to the Company’s Form SB-2 filed on November 21, 1996 and incorporated herein by reference)
3.7	Sixth amendment to the Certificate of Incorporation (2)
4.9	2009 Series A Debenture Offering - Form of Debenture Placement Agreement (4)
4.10	2009 Series A Debenture Offering - Form of Private Placement Memorandum (4)
4.11	2009 Series A Debenture Offering - Form of Security Purchase Agreement (4)
4.12	2009 Series A Debenture Offering - Form of Series A Debenture (4)
4.13	2009 Series A Debenture Offering - Form of Registration Rights Agreement (4)
4.15	Fiscal 2000 Nonstatutory Stock Option Plan (filed as part of the Company’s Proxy Statement for its Fiscal 2000 Annual Meeting and incorporated herein by reference) (a)
4.17	Fiscal 2001 Nonstatutory Stock Option Plan (filed as part of the Company’s Proxy Statement for its Fiscal 2002 Annual Meeting and incorporated herein by reference) (a)
4.18	2009 Series A Debenture Offering - Form of Placement Agent Warrant Agreement (5)
4.19	Placement Agent Agreement by and between the Company and Cantone Research, Inc.(6)
4.20	Bridge Loan Agreement by and between the Company and Cantone Asset Management, LLC(6)
4.21	Note (Bridge Loan) by and between the Company and Cantone Asset Management, LLC (6)
4.22	Form of Debenture Amendment between the Company and Debenture Holders(6)
4.23	Consulting Agreement between the Company and Cantone Asset Management, LLC(6)
4.24	Agreement between the Company and Monarch Capital(7)
4.25	2013 Equity Compensation Plan (filed as Appendix A to the Company’s Proxy Statement for its fiscal year ended December 31, 2012 and incorporated herein by reference)
10.8	Lease dated August 1, 1999/New Jersey facility (8)
10.9	Amendment dated March 23, 2001 to Lease dated August 1, 1999/New Jersey facility (9)
10.17	Amendment No.3 dated August 20, 2002/New Jersey facility (10)
10.25	Amendment No 4 dated October 9, 2006/Lease of New Jersey facility (11)
10.26	Amendment No. 5 dated January 19, 2007/Lease of New Jersey facility (11)
10.32	Employment contract between the Company and Stan Cipkowski (a)(12)
10.35	Amendment No. 6 dated December 1, 2011/New Jersey facility(13)
10.36	Employment Contract between the Company and Melissa A. Waterhouse(14)
10.37	Amendment No. 7 dated December 12, 2012/New Jersey facility(15)
10.38	Employment Contact between the Company and Melissa A, Waterhouse(16)
10.39	Amendment No. 8 dated December 4, 2013/Lease of New Jersey facility
31.1 & 31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer/Chief Financial Officer
32.1 & 32.2	Section 1350 Certification of the Chief Executive Officer/Chief Financial Officer
101	The following materials from our Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheet, (ii) Statements of Income (iii) Statements of Cash Flows, (iv) Statements of Changes in Stockholders’ Equity and (v) Notes to Financial Statements.
(a)	Indicates an employee benefits plan, management contract or compensatory plan or arrangement in which a named executive officer participates.
(1)	Filed as the exhibit number listed to the Company’s Form 10-SB filed on November 21, 1996 and incorporated herein by reference.

(2)	Filed as the exhibit number listed to the Company’s Form 10-KSB filed on April 15, 2002 and incorporated herein by reference.
(3)	Filed as the exhibit number listed to the Company’s Current Report on Form 8-K filed on October 18, 2007 and incorporated herein by reference.
(4)	Filed as the exhibit number listed to the Company’s Registration Statement on Form S-3 filed on April 15, 2009 and amended on May 5, 2009 and incorporated herein by reference.
(5)	Filed as exhibit number 4.13 to the Company’s Registration Statement on Form S-3 filed on April 15, 2009 and amended on May 5, 2009 and incorporated herein by reference.
(6)	Filed as the exhibit number listed to the Company’s Current Report on Form 8-K filed with the Commission on July 31, 2012.
(7)	Filed as the exhibit number listed to the Company’s Current Report on Form 8-K filed with the Commission on February 8, 2013.
(8)	Filed as the exhibit number listed to the Company’s Form 10-KSB filed on August 11, 2000 and incorporated herein by reference.
(9)	Filed as the exhibit number listed to the Company’s Form 10-KSB filed on August 13, 2001 and incorporated herein by reference.
(10)	Filed as the exhibit number listed to the Company’s Form 10-KSB filed on March 31, 2003 and incorporated herein by reference.
(11)	Filed as the exhibit number listed to the Company’s Form 10-KSB filed on March 29, 2007 and incorporated herein by reference.
(12)	Filed as the exhibit number listed to the Company’s Form 10-Q filed on November 13, 2009 and incorporated herein by reference.
(13)	Filed as the exhibit number listed to the Company’s Form 10-K filed on April 16, 2012 and incorporated herein by reference.
(14)	Filed as the exhibit number listed to the Company’s Current Report on Form 8-K filed with the Commission on April 25, 2012.
(15)	Filed as the exhibit number listed to the Company’s Annual Report on Form 10-K filed with the Commission on March 28, 2013.
(16)	Filed as the exhibit number listed to the Company’s Current Report on Form 8-K filed with the Commission on November 11, 2013.
(c)	Not applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN BIO MEDICA CORPORATION

By /s/ Melissa A. Waterhouse

Melissa A. Waterhouse
Interim Chief Financial Officer/Chief Executive Officer
Interim Principal Financial Officer
Interim Principal Accounting Officer

Date: March 31, 2014

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2014:

/s/ Melissa A. Waterhouse	Interim Chief Executive Officer /Chief Financial Officer
Melissa A. Waterhouse	Interim Principal Executive Officer
Interim Principal Financial Officer

/s/ Edmund Jaskiewicz	Chairman of the Board and President
Edmund Jaskiewicz

/s/Richard P. Koskey	Director
Richard P. Koskey

/s/ Carl A. Florio	Director
Carl A. Florio

/s/ Jean Neff	Director and Secretary
Jean Neff

S-1

AMERICAN BIO MEDICA CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

American Bio Medica Corporation.

We have audited the accompanying balance sheets of American Bio Medica Corporation as of December 31, 2013 and 2012 and the related statements of operations, stockholders’ equity, and cash flows for each of the years then ended December 31, 2013 and 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and cash flows for each of the years ended December 31, 2013 and 2012, in conformity with generally accepted accounting principles in the United States.

The accompanying consolidated financial statements have been prepared assuming that American Mio Medica Corporation will continue as a going concern. As more fully described in Note A, the Company has incurred recurring operating losses and will have to obtain additional financing and or refinance certain debts maturing in 2014. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Liggett, Vogt & Webb, P.A.

LIGGETT, VOGT & WEBB, P.A.

Certified Public Accountants

New York, New York

March 27, 2014

AMERICAN BIO MEDICA CORPORATION

Balance Sheets

	December 31,	December 31,
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$646,000	$89,000
Accounts receivable, net of allowance for doubtful accounts of $58,000 at December 31, 2013 and $60,000 at December 31, 2012	875,000	810,000
Inventory, net of allowance of $399,000 at December 31, 2013 and $261,000 at December 31, 2012	2,071,000	2,571,000
Current portion of deferred financing	51,000	0
Prepaid expenses and other current assets	96,000	50,000
Total current assets	3,739,000	3,520,000

Property, plant and equipment, net	1,090,000	1,192,000
Deferred finance costs	80,000	29,000
Patents, net	43,000	24,000
Other assets	14,000	14,000
Total assets	$4,966,000	$4,779,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$597,000	$1,016,000
Accrued expenses and other current liabilities	314,000	174,000
Wages payable	233,000	231,000
Line of credit, net	987,000	321,000
Current portion of long-term debt, net	1,226,000	1,404,000
Total current liabilities	3,357,000	3,146,000
Other liabilities	147,000	145,000
Related party note	124,000	124,000
Total liabilities	3,628,000	3,415,000
COMMITMENTS AND CONTINGENCIES
Stockholders’ equity:
Preferred stock; par value $.01 per share; 5,000,000 shares authorized, none issued and outstanding at December 31, 2013 and 2012
Common stock; par value $.01 per share; 50,000,000 shares authorized; 22,959,822 issued and outstanding as of December 31, 2013 and 21,833,003 issued and outstanding at December 31, 2012	229,000	218,000
Additional paid-in capital	20,241,000	19,490,000
Accumulated deficit	(19,132,000)	(18,344,000)
Total stockholders’ equity	1,338,000	1,364,000
Total liabilities and stockholders’ equity	$4,966,000	$4,779,000

The accompanying notes are an integral part of the financial statements.

AMERICAN BIO MEDICA CORPORATION

Statements of Operations

	Year Ended December 31, 2013	Year Ended December 31, 2012

Net sales	$8,894,000	$9,343,000

Cost of goods sold	5,322,000	5,999,000

Gross profit	3,572,000	3,344,000

Operating expenses:
Research and development	645,000	207,000
Selling and marketing	1,722,000	1,829,000
General and administrative	2,336,000	2,237,000

Operating loss	(1,131,000)	(929,000)

Other income / (expense):
Interest income	2,000	1,000
Interest expense	(310,000)	(194,000)
Other income, net	653,000	9,000

Net loss before tax	(786,000)	(1,113,000)

Income tax benefit (expense)	(2,000)	2,000

Net loss	$(788,000)	$(1,111,000)

Basic and diluted loss per common share	$(0.04)	$(0.05)

Weighted average number of shares outstanding – basic and diluted	22,270,636	21,833,003

The accompanying notes are an integral part of the financial statements.

AMERICAN BIO MEDICA CORPORATION

Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance-December 31, 2011	21,744,768	$217,000	$19,386,000	$(17,233,000)	$2,370,000

Shares issued in connection with bridge loan	88,235	1,000			1,000
Share-based payment expense			104,000		104,000
Net loss				(1,111,000)	(1,111,000)

Balance-December 31, 2012	21,833,003	218,000	19,490,000	(18,344,000)	1,364,000

Shares issued in connection with Monarch consulting agreement	333,333	3,000	83,000		86,000
Shares issued in connection with Series A Debenture extension	793,486	8,000	94,000		102,000
Warrants issued in connection with Imperium line of credit			299,000		299,000
Warrants issued in connection with Series A Debenture extension			121,000		121,000
Share based payment expense			154,000		154,000
Net loss				(788,000)	(788,000)

Balance-December 31, 2013	22,959,822	$229,000	$20,241,000	$(19,132,000)	$1,338,000

The accompanying notes are an integral part of the financial statements.

AMERICAN BIO MEDICA CORPORATION

Statements of Cash Flows

	Year Ended	Year Ended
	December 31,	December 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(788,000)	$(1,111,000)
Adjustments to reconcile net loss to net cash provided by / (used in) operating activities:
Depreciation	116,000	123,000
Amortization of debt issuance costs	267,000	47,000
Provision for bad debts	(4,000)	(6,000)
Provision for slow moving and obsolete inventory	138,000	454,000
Share-based payment expense	257,000	104,000
Changes in:
Accounts receivable	(63,000)	79,000
Inventory	363,000	214,000
Prepaid expenses and other current assets	(21,000)	11,000
Other assets	0	15,000
Accounts payable	(420,000)	386,000
Accrued expenses and other current liabilities	162,000	(38,000)
Unearned grant	0	(10,000)
Wages payable	2,000	(34,000)
Other liabilities	0	2,000

Net cash provided by operating activities	9,000	236,000

Cash flows from investing activities:
Purchase of property, plant and equipment	(14,000)	(11,000)
Patent application costs	(20,000)	(23,000)

Net cash provided by / (used in) investing activities	(34,000)	(34,000)

Cash flows from financing activities:
Proceeds from lines of credit	10,142,000	10,185,000
Payments on lines of credit	(9,220,000)	(10,261,000)
Debt issuance costs	(161,000)	(50,000)
Proceeds from bridge loan	50,000	150,000
Payments on debt financing	(229,000)	(230,000)

Net cash provided by / (used in) financing activities	582,000	(206,000)

Net (decrease) / increase in cash and cash equivalents	557,000	(4,000)
Cash and cash equivalents – beginning of period	89,000	93,000
Cash and cash equivalents – end of period	$646,000	$89,000
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$456,000	$201,000

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

The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. For the year ended December 31, 2013 (“Fiscal 2013”), the Company had a net loss of $788,000 and net cash provided by operating activities of $9,000, compared to a net loss of $1,111,000 and net cash provided by operating activities of $236,000 for the year ended December 31, 2012 (“Fiscal 2012”). The Company’s cash balances increased $557,000 during Fiscal 2013 and decreased by $4,000 during Fiscal 2012.

As of December 31, 2013, the Company had an accumulated deficit of $19,132,000. In August 2013, the Company implemented a number of expense and personnel cuts, and implemented a salary and commission deferral program. The salary deferral program consists of a 20% salary deferral for our 2 (then) executive officers (Stan Cipkowski and Melissa Waterhouse) as well as a 20% salary deferral for our non-executive VP Operations, Douglas Casterlin and a sales consultant. The commission deferral program consists of a 50% commission deferral of employee commissions. As of December 31, 2013, we have deferred salary compensation owed of $19,000 and deferred commision owed of $52,000. In January 2014, the Company did repay a small portion of the deferrals (approximately $31,000), however the deferral program is continuing and the Company expects it will continue for up to 12 months. The Company continues to analyze and control expenses, product costs, inventory levels and other measures to enhance profit margins.

If cash generated from operations is insufficient to satisfy the Company’s working capital and capital expenditure requirements, the Company will be required to sell additional equity or obtain additional credit facilities. On August 1, 2014, the Series A Debentures will mature (See Note E – Long Term Debt). On the maturity date, the Company is obligated to pay all principal and interest due (approximately $544,000 as we paid back $91,000 to 2 debenture holders in February 2014 that only extended their debentures for 6 months) to the Holders of the Series A Debentures. In addition, principal on the Bridge Loan from Cantone Asset Management LLC (“CAM”), or $200,000, will become due on August 1, 2014. And finally, the Company’s Mortgage Consolidation Loan with First Niagara Bank has a maturity date of March 1, 2014 and all principal and interest will become due upon maturity (See Note L – Subsequent Event). The Company is currently looking at alternatives to refinance the amounts due to the Series A Debenture Holders and to CAM. There can be no assurance, however, that such financing will be available or that the Company will be able to complete financing on satisfactory terms, if at all.

The Company’s ability to repay or to refinance its current debt will depend primarily upon its future operating performance, which may be affected by general economic, financial, competitive, regulatory, business and other factors beyond its control, including those discussed herein. In addition, the Company cannot assure you that future borrowings or equity financing will be available for the payment or refinancing of any indebtedness the Company may have.

The Company’s failure to comply with the restrictive covenants under its revolving credit facility and other debt instruments could result in an event of default, which, if not cured or waived, could result in the Company being required to repay these borrowings before their due date or pay higher costs associated with the indebtedness. If the Company is forced to refinance these borrowings on less favorable terms, its results of operations and financial condition could be adversely affected by increased costs and rates. The Company may also be forced to pursue one or more alternative strategies, such as restructuring or refinancing its indebtedness, selling assets, reducing or delaying capital expenditures or seeking additional equity capital. There can be no assurances that any of these strategies could be effected on satisfactory terms, if at all.

AMERICAN BIO MEDICA CORPORATION

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

[2] Accounts Receivable: Accounts receivable consists of mainly trade receivables due from customers for the sale of our products. Payment terms vary on a customer-by-customer basis, and currently range from cash on delivery to net 60 days. Receivables are considered past due when they have exceeded their payment terms. Accounts receivable have been reduced by an estimated allowance for doubtful accounts. The Company estimates its allowance for doubtful accounts based on facts, circumstances and judgments regarding each receivable. Customer payment history and patterns, historical losses, economic and political conditions, trends and individual circumstances are among the items considered when evaluating the collectability of the receivables. Accounts are reviewed regularly for collectability and those deemed uncollectible are written off. At December 31, 2013 and December 31, 2012 the Company had an allowance for doubtful accounts of $58,000 and $60,000, respectively.

[3] Inventory: Inventory is stated at the lower of cost or market. Work in process and finished goods are comprised of labor, overhead and raw material costs. Labor and overhead costs are determined on a rolling average cost basis and raw materials are determined on an average cost basis. At December 31, 2013 and December 31, 2012, the Company established an allowance for slow moving and obsolete inventory of $399,000 and $261,000, respectively.

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

[5] Depreciation and amortization: Property, plant and equipment are depreciated on the straight-line method over their estimated useful lives; generally 3-5 years for equipment and 30 years for buildings. Leasehold improvements and capitalized lease assets are amortized by the straight-line method over the shorter of their estimated useful lives or the term of the lease. Intangible assets include the cost of patent applications, which are deferred and charged to operations over 19 years. The accumulated amortization of patents is $158,000 and $156,000 at December 31, 2013 and December 31, 2012, respectively. Annual amortization expense of such intangible assets is expected to be $2,000 per year for the next 5 years.

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

AMERICAN BIO MEDICA CORPORATION

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

Potential common shares outstanding as of December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012

Warrants	3,303,000	375,000
Options	3,316,000	2,939,000

For Fiscal 2013 and Fiscal 2012, the number of securities not included in the diluted loss per share was 6,619,000 and 3,314,000, respectively, as their effect was anti-dilutive.

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

AMERICAN BIO MEDICA CORPORATION

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

[13] Accounting for share-based payments and stock warrants: In accordance with the provisions of ASC Topic 718, “Accounting for Stock Based Compensation”, the Company recognizes share-based payment expense for stock options and warrants. The weighted average fair value of options granted during Fiscal 2013 and Fiscal 2012 was $0.13 and $0.18, respectively. (See Note I [2] – Stockholders’ Equity)

The Company accounts for derivative instruments in accordance with ASC Topic 815 “Derivatives and Hedging” (“ASC Topic 815”). The guidance within ASC Topic 815 requires the Company to recognize all derivatives as either assets or liabilities on the statement of financial position unless the contract, including common stock warrants, settles in the Company’s own stock and qualifies as an equity instrument. A contract designated as an equity instrument is included in equity at its fair value, with no further fair value adjustments required; and if designated as an asset or liability is carried at fair value with any changes in fair value recorded in the results of operations. The weighted average fair value of warrants issued was $0.17 in Fiscal 2013 and $0.16 in Fiscal 2012. (See Note I [3] – Stockholders’ Equity)

AMERICAN BIO MEDICA CORPORATION

[14] Concentration of credit risk: The Company sells its drug-testing products primarily to United States customers and distributors. Credit is extended based on an evaluation of the customer’s financial condition.

At December 31, 2013, one customer accounted for 39.7% of the Company’s net accounts receivable. A substantial portion of this balance was collected in the first quarter of the year ending December 31, 2014. Due to the longstanding nature of our relationships with these customers and contractual obligations, the Company is confident that it will recover these amounts.

At December 31, 2012, three customers accounted for 12.8%, 9.7% and 9.6% of the Company’s net accounts receivable. A substantial portion of these balances was collected in the first quarter of the year ending December 31, 2013. Due to the longstanding nature of our relationships with these customers and contractual obligations, the Company is confident that it will recover these amounts.

The Company has established an allowance for doubtful accounts of $58,000 and $60,000 at December 31, 2013 and December 31, 2012, respectively, based on factors surrounding the credit risk of our customers and other information.

One of the Company’s customers accounted for approximately 15.5% of net sales of the Company in Fiscal 2013 and 14.8% of net sales of the Company in Fiscal 2012.

The Company maintains certain cash balances at financial institutions that are federally insured and at times the balances have exceeded federally insured limits.

[15] Reporting comprehensive income: The Company reports comprehensive income in accordance with the provisions of ASC Topic 220, “Reporting Comprehensive Income” (“ASC Topic 220”). The provisions of ASC Topic 220 require the Company to report the change in the Company's equity during the period from transactions and events other than those resulting from investments by, and distributions to, the shareholders. For Fiscal 2013 and Fiscal 2012, comprehensive income was the same as net income.

[16] Reclassifications: Certain items have been reclassified from the prior years to conform to the current year presentation.

[17] New accounting pronouncements: There were no new standards adopted in Fiscal 2013 that materially impacted the Company’s financial statements.

NOTE B - INVENTORY

Inventory is comprised of the following:

	December 31, 2013	December 31, 2012

Raw Materials	$1,434,000	$1,578,000
Work In Process	758,000	671,000
Finished Goods	278,000	583,000
Allowance for slow moving and obsolete inventory	(399,000)	(261,000)
	$2,071,000	$2,571,000

AMERICAN BIO MEDICA CORPORATION

NOTE C – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, are as follows:

	December 31, 2013	December 31, 2012

Land	$102,000	$102,000
Buildings and improvements	1,363,000	1,363,000
Manufacturing and warehouse equipment	2,601,000	2,589,000
Office equipment (incl. furniture and fixtures)	412,000	409,000
	4,478,000	4,463,000
Less accumulated depreciation	(3,388,000)	(3,271,000)
	$1,090,000	$1,192,000

Depreciation expense was $116,000 and $123,000 Fiscal 2013 and Fiscal 2012, respectively.

NOTE D – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	December 31, 2013	December 31, 2012
Accrued accounting fees	$65,000	$40,000
Accrued interest payable	35,000	29,000
Accounts receivable credit balances	24,000	27,000
Accrued sales tax payable	89,000	42,000
Accrued expenses	26,000	24,000
Other current liabilities	75,000	12,000
	$314,000	$174,000

NOTE E – LONG-TERM DEBT

Long-term debt consisted of the following:

	December 31, 2013	December 31, 2012
First Niagara:
Mortgage payable in equal monthly installments of $14,000 including interest at 9.25% through March 1, 2014 (“Maturity”) with a final lump sum payment representing the entire unpaid balance of principal, plus accrued interest at Maturity, collateralized by the building, land and personal property(1)	$452,000	$608,000
MARLIN:
Capital lease payable in equal monthly installment of $147 including interest at 14.46% through September 1, 2013	0	1,000
Debenture financing(2):
$634,000 in principal amount of Series A Debentures; interest at 15% per annum from August 1, 2013 through August 1, 2014, payable quarterly with first payment due November 1, 2013; maturity date of August 1, 2014	634,000	645,000
Bridge Loan with Cantone Asset Management, LLC(3):
Interest rate of 15% payable upon loan maturity; maturity date of August 1, 2014.	200,000	150,000
	1,286,000	1,404,000
Less debt discount (Debenture financing)	(60,000)	0
Total current debt	$1,226,000	$1,404,000

AMERICAN BIO MEDICA CORPORATION

(1)	The mortgage through First Niagara was refinanced and extended on March 8, 2013.

(2)	The original debt with the Series A Debenture Holders was $750,000, with an interest rate of 10% per annum. It was payable semi-annually in August and February of each year with the first payment due February 1, 2009 and a maturity date of August 1, 2012. In July 2012, the Series A Debentures were amended and extended; under the amendment and extension the interest rate from August 1, 2012 through December 31, 2012 was increased to 15% per annum (the interest rate from January 1, 2012 through July 31, 2012 remained at 10%), and the maturity date was extended to August 1, 2013, and $105,000 of Series A Debentures were repaid with a portion of loan proceeds from Cantone Asset Management LLC; lowering the principal of the Series A Debenture to $645,000. The Series A Debentures were amended and extended in October 2013, and the terms noted in the table above are the revised terms of the Series A Debentures. $10,000 in Series A Debentures was repaid under the extension, lowering the principal to $635,000 at December 31, 2013. Even after the amendment and extension, the Series A Debentures remained classified as a current liability given their maturity date of August 1, 2014.

(3)	In October 2013, the Company increased our Bridge Loan with Cantone Asset Management LLC from $150,000 to $200,000. The additional $50,000 was used to pay placement agent fees of $39,750 and Cantone Research Inc’s legal fees of $4,000. The remaining proceeds (approx $6,000) were remitted to the Company and used toward the repayment of the $10,000 in non-extending Series A Debentures.

At December 31, 2013, the following are the maturities of long-term debt for each of the next five years:

2014	$1,226,000
2015	0
2016	0
2017	0
2018	0
$1,226,000

FIRST NIAGARA: MORTGAGE CONSOLIDATION LOAN

On February 23, 2011, the Company amended and extended its Mortgage Consolidation Loan (the “Mortgage Consolidation Loan”) with First Niagara Bank (“First Niagara”). The amended Mortgage Consolidation Loan continues to be secured by the Company’s facility in Kinderhook, New York as well as various pieces of machinery and equipment. All other terms of the Mortgage Consolidation Loan remained unchanged, including compliance with a covenant (measured monthly) to maintain a certain level of liquidity (defined as any combination of cash, marketable securities or borrowing availability under one or more credit facilities other than the Mortgage Consolidation Loan).

The amended Mortgage Consolidation Loan had a maturity date of March 1, 2013, and had a 6-year (72 month) amortization. The principal amount of the amended Mortgage Consolidation Loan was $815,000 with a fixed interest rate of 8.25%. The monthly payment of principal and interest was $14,000 and payments commenced on March 1, 2011. The Company was required to make a $15,000 principal payment at the time of closing of the amended Mortgage Consolidation Loan. The Company also incurred approximately $2,000 in costs associated with this amendment, which were legal costs incurred by First Niagara and passed on to the Company. The Company amortized less than $1,000 of this expense in Fiscal 2013 and in Fiscal 2012.

AMERICAN BIO MEDICA CORPORATION

On March 8, 2013, the Company entered into a Second Amendment to Loan Agreement (the “Second Mortgage Consolidation Loan Amendment”) with First Niagara. Under the Second Mortgage Consolidation Loan Amendment, the Mortgage Consolidation Loan was recast into a 4-year fully amortizing note with a one-year term through March 1, 2014 (See Note L – Subsequent Events). The interest rate was increased from 8.25% to 9.25% and the monthly payment was reduced to $14,115 from $14,437. The Company was required to make a principal reduction payment of $25,000 at the time of closing. All other terms of the Mortgage Consolidation Loan remained unchanged.

The balance on the Mortgage Consolidation Loan was $452,000 at the end of Fiscal 2013 and $608,000 at the end of Fiscal 2012. We recognized $48,000 and $56,000 in interest expense in Fiscal 2013 and Fiscal 2012, respectively.

RICOH

In May 2007, the Company purchased a copier through an equipment lease with RICOH in the amount of $17,000. The term of the lease was five years with an interest rate of 14.11%. In April 2012, the Company notified RICOH that it was opting to purchase the copier for $1.00 as provided in the Company’s lease. The amount outstanding on this lease was $0 at December 31 2013 and at December 31, 2012.

MARLIN

In October 2010, the Company purchased a copier through an equipment lease with Marlin Leasing in the amount of $4,000. The term of the lease was three years with an interest rate of 14.46%. The amount outstanding on this lease was $0 at December 31, 2013 and less than $1,000 at December 31, 2012.

DEBENTURE FINANCING

In August 2008, the Company completed an offering of Series A Debentures (“Series A Debentures”) and received gross proceeds of $750,000. The net proceeds of the offering of Series A Debentures were $631,000 after $54,000 of placement agent fees and expenses, legal and accounting fees of $63,000 and $2,000 of state filing fees.

The Series A Debentures accrued interest at a rate of 10% per annum (payable by the Company semi-annually). As placement agent, Cantone Research, Inc. (“Cantone”) received a placement agent fee of $52,500, or 7% of the gross principal amount of Series A Debentures sold. In addition, the Company issued Cantone a warrant to purchase 30,450 shares of the Company’s common stock at an exercise price of $0.37 per share and a warrant to purchase 44,550 shares of the Company’s common stock at an exercise price of $0.40 per share.

The Company incurred $131,000 in expenses related to the offering, including $12,000 in expense related to warrants issued to Cantone. The Company amortized $0 of this expense and $19,000 of this expense (of which a little under $2,000 was related to share based payment expense related to the Cantone warrants) in Fiscal 2013 and Fiscal 2012, respectively.

The unamortized balance was $0 at the end of Fiscal 2013 and Fiscal 2012, (as the Series A Debentures matured on August 1, 2012).

Series A Debenture Extension

The Series A Debentures matured on August 1, 2012. On July 25, 2012, the Company entered into a Placement Agent Agreement (the “Agent Agreement”) with Cantone. Under the terms of the Agent Agreement, Cantone acted as the Company’s exclusive placement agent in connection with an amendment of the Series A Debentures. Under the amendment, the term of Series A Debentures was extended to reflect a due date of August 1, 2013, and the interest rate during the extension period was increased from 10% to 15% per annum, due quarterly in arrears.

AMERICAN BIO MEDICA CORPORATION

As compensation for their placement agent services, Cantone received a cash fee of 5% of the gross amount of existing Series A Debentures, or $37,500. Cantone also received 1% of the gross amount of Series A Debentures, or $7,500, as a non-accountable expense allowance and the Company reimbursed Cantone $5,000 in legal fees incurred in connection with the amendment of the Series A Debentures. These costs, totaling $50,000 were amortized over the term of the extension (12 months). The Company amortized $29,000 of this expense in Fiscal 2013 and $21,000 of expense in Fiscal 2012.

The warrants issued to Cantone (in connection with their services as placement agent in the original Series A Debenture financing) were also amended to reflect a purchase price of $0.17 per share and a new term of three (3) years. The Company incurred $12,000 in share based payment expense related to this amendment, which was fully expensed in Fiscal 2012.

On July 30, 2012, the Company entered into a Bridge Loan Agreement and Note (the “Bridge Loan”) with Cantone Asset Management, LLC (“CAM”). The Bridge Loan was in the amount of $150,000 and was used to pay $100,000 to those Holders of Series A Debentures that did not wish to amend/extend the Series A Debentures and $50,000 was used to pay placement agent fees and expenses indicated in the previous paragraph. The maturity date of the Bridge Loan was August 1, 2013 bearing simple interest in advance of 15%. In addition to the interest, on August 1, 2012, the Company issued CAM restricted stock of the Company equal to 10% of the gross amount of existing Series A Debentures, or $15,000 using a value of $0.17 per common share. On August 8, 2012, 88,235 restricted common shares were issued to CAM.

On July 31, 2012, the Company entered into an Agreement to the Series A Debenture (the “Series A Debenture Amendment”) with thirty-two of the thirty-seven holders of Series A Debentures (the “Debenture Holders”) (representing $645,000 of Series A Debentures). As previously indicated, the Series A Debenture Amendment extended the due date of the Series A Debentures to August 1, 2013 and increased the interest rate to 15% per annum, payable quarterly in arrears. All other terms of the Series A Debentures remained unchanged. Five of the Debenture Holders (representing $105,000 in Series A Debentures) did not wish to extend the Series A Debentures and the Company used proceeds of $100,000 from the Bridge Loan and $5,000 paid directly from the Company to pay principal amounts due to these non-extending Debenture Holders.

2013 Series A Debenture Extension

On October 7, 2013, the Company entered into a new Placement Agent Agreement (“2013 Agent Agreement”) with Cantone related to the further extension of the Series A Debentures, as amended, due August 1, 2013. Under the terms of the 2013 Agent Agreement, Cantone acted as the Company’s exclusive placement agent in connection with an amendment of the Series A Debentures. Under the amendment, the term of Series A Debentures was extended to reflect a due date of either February 1, 2014 or August 1, 2014, at the election of the Series A Debenture Holder. The interest rate during the extension period remains 15% per annum, due quarterly in arrears. All other terms of the Series A Debentures remain the same.

As compensation for their placement agent services, Cantone received 1) a cash fee of 5% ($39,750) of the gross amount ($795,000) of existing Series A Debentures and the CAM note combined, 2) a 3-year warrant to purchase 75,000 common shares at an exercise price of $0.14 (the average closing sale price of the Company’s common shares for the 5 days business days ending October 7, 2013), and 3) a non-accountable expense allowance paid with 115,000 restricted shares of ABMC common stock (in lieu of cash). The Company also paid $4,000 in legal fees incurred by Cantone. These costs are being amortized over the term of the 12-month extension. The Company amortized $25,000 in costs in Fiscal 2013 and $0 in Fiscal 2012 (as the Company did not enter into the extension until October 2013). The fair value of the Cantone warrant was estimated utilizing the Black-Scholes option-pricing model. The following weighted average assumptions were used: dividend yield of 0%; risk-free interest rate of 2.65; expected life of 10 years; and stock price volatility of 73%. The value of the Cantone warrant was $10,000 and the Company recognized 100% of this expense on the date of the grant, or $10,000 in Fiscal 2013.

AMERICAN BIO MEDICA CORPORATION

On October 7, 2013, the Company entered into a new Bridge Loan Agreement and Note (the “2013 Bridge Loan”) with CAM. The 2013 Bridge Loan is in the amount of $200,000 and was used to pay off the existing Bridge Loan with Cam ($150,000) and the remaining $50,000 was used to pay placement agent fees and expenses as indicated in the preceding paragraph. Net proceeds of $6,250 were remitted to the Company. The 15% interest on the existing Bridge Loan of $150,000 was paid with 225,000 restricted shares of ABMC common stock.

The maturity date of the 2013 Bridge Loan is August 1, 2014 and it bears simple interest in advance of 15% to be paid in the form of 300,000 shares of restricted shares of ABMC common stock. In addition to the interest, as inducement to enter into the 2013 Bridge Loan, the Company issued 153,486 restricted shares of ABMC common stock, and the Company issued CAM a 3-year warrant to purchase 250,000 common shares at an exercise price of $0.14 (the average closing sale price of the Company’s common shares for the 5 days business days ending October 7, 2013). The warrants were 100% exercisable on the date of the grant. The fair value of the CAM warrant was estimated utilizing the Black-Scholes option-pricing model. The following weighted average assumptions were used: dividend yield of 0%; risk-free interest rate of 2.65; expected life of 10 years; and stock price volatility of 73%. The value of the warrant was $35,000 and the Company recognized 100% of this expense on the date of the grant, or $35,000 in Fiscal 2013.

On October 7, 2013, the Company entered into an Agreement to the Series A Debenture (the “2013 Series A Debenture Amendment”) with 30 of the 32 holders of Series A Debentures (the “Debenture Holders”) (representing $634,500 of Series A Debentures). One of the Debenture Holders (representing $10,500 in Series A Debentures) did not wish to extend and the Company used the net proceeds and cash on hand to pay the principal amount due to this Holder. One of the Debenture Holders transferred their investment to another existing Debenture Holder. As previously indicated, the extension period of either 6 or 12 months was at the election of the Debenture Holder. 27 of the 30 Debenture Holders (representing $543,500 of Series A Debentures) elected to extend for a period of 12 months. The other 3 (representing $91,000 in Series A Debentures) elected to extend for a period of 6 months. The 27 holders that elected to extend for a 12-month period were each issued a warrant to purchase 1 shares of common stock for each $1.00 that was extended. The Company issued 2 year warrants to purchase 543,500 shares of ABMC common stock at an exercise price of $0.14 (the average closing sale price of our common shares for the 5 days business days ending October 7, 2013). The fair value of the Debenture Holder warrants was estimated utilizing the Black-Scholes option-pricing model. The following weighted average assumptions were used: dividend yield of 0%; risk-free interest rate of 2.65; expected life of 10 years; and stock price volatility of 73%. The value of the warrants was $76,000 and we are amortizing this cost over the term of the Series A Debenture extension, or 12 months. The Company recognized $32,000 in expense in Fiscal 2013. As of December 31, 2013, there was $44,000 in unrecognized debt issuance expense with 7 months remaining.

The Company recognized $122,000 in interest expense in Fiscal 2013 and $93,000 in Fiscal 2012. The Company had $27,000 in accrued interest expense at the end of Fiscal 2013, and $26,000 in accrued interest expense at the end of Fiscal 2012. In Fiscal 2013, the Company recorded a debt discount in the amount of $60,000 related to securities issued in connection with the Series A Debentures.

NOTE F – LINES OF CREDIT

Line of Credit with Imperium Commercial Finance, LLC (“Imperium”)

On January 16, 2013 (the “Imperium Closing Date”), the Company entered into a 3-year Loan and Security Agreement (“LSA”) with Imperium, a new Senior Lender, to refinance its Line of Credit with Medallion Financial Corp (“Medallion”), see below for information on the Medallion Line of Credit.

Under the LSA, Imperium agreed to provide the Company with up to a maximum amount of $1,500,000 (“Maximum Funding Amount”) under a revolving secured loan facility (the “Imperium Line of Credit”), which is secured by a first security interest in all of the Company’s receivables, inventory, and intellectual property rights along with a second security interest in the Company’s machinery and equipment (together the “Collateral”). The Maximum Funding Amount is subject to a discretionary borrowing base comprised of: 85% of eligible accounts receivables (excluding, without limitation, receivables remaining unpaid for more than 90 days from invoice date or 60 days from due date, contra receivables, and affiliated receivables), up to the lesser of 60% of eligible finished goods inventory at cost or 75% of appraised net orderly liquidation value of inventory, and a receivable dilution rate of less than 5% (the “Borrowing Base”).

AMERICAN BIO MEDICA CORPORATION

In addition to the Imperium Line of Credit, the Imperium facility included a discretionary Supplemental Advance of up to $500,000 (the “Imperium Supplemental Advance”). Supplemental advances, once repaid, could not be re-borrowed, and advances were secured with the same Collateral as the Imperium Line of Credit.

The Imperium Line of Credit is used for working capital and general corporate purposes, and the Imperium Supplemental Advance was used for costs associated with obtaining marketing clearance of our oral fluid products and costs associated with other new market opportunities.

On the Imperium Closing Date, the Company paid a closing fee of $10,000 to Imperium, and granted Imperium a 7-year warrant to purchase 2,000,000 common shares of the Company at an exercise price of $0.18 (the “Imperium Warrants”). The Company also paid an early termination fee of $25,000 to Medallion on the Imperium Closing Date, a finder’s fee of 3% of the gross proceeds from the Imperium financing, or $60,000, and a 5-year warrant (the “Monarch Warrant”) to purchase 60,000 common shares of the Company at an exercise price of $0.18 to Monarch Capital Group, LLC.

The Company also pays Imperium an Unused Line Fee in an amount equal to 2% (a) from and after the Imperium Closing Date through and including March 31, 2013, the Maximum Revolving Amount less the aggregate amounts outstanding to Imperium and (b) at all time from and after April 1, 2013, the Maximum Amount of $2,000,000 less the aggregate amounts outstanding to Imperium. The Unused Line Fee for each month (except for the month in which the termination occurs) is payable on the first day of each calendar month following the Imperium Closing Date; the final monthly installment of the Unused Line Fee is payable on the termination date. The Company also pays to Imperium a Collateral monitoring fee of $2,500 on the first day of each month during the term of the LSA.

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

AMERICAN BIO MEDICA CORPORATION

The Company incurred $435,000 in costs related to the Imperium Line of Credit, which included the costs noted previously as well as $39,000 to Imperium for their legal fees, $2,000 for the Company’s legal fees and $9,000 in capitalized deferred financing costs and $290,000 as debt discount associated with the warrants issues to Imperium and Monarch. With the exception of the early termination fee of $25,000 paid to Medallion (which was fully recognized in the three months ended March 31, 2013), these costs are being amortized over the term of the facility (3 years). The Company recognized $257,000 of these costs in Fiscal 2013, of which $193,000 was debt discount recorded against the line of credit, and $0 in costs in Fiscal 2012 (as the Company didn’t enter into the LSA with Imperium until January 2013). The Company incurred $122,000 in interest expense in Fiscal 2013, and $0 in interest expense in Fiscal 2012 (as the Company did not enter into the LSA with Imperium until January 2013).

In an event of default, which includes but is not limited to, failure of the Company to make any payment when due, and non-compliance with the Net Borrowing Availability and minimum EBITDA requirements, the interest rate can be increased by 4% for as long as the event of default occurs. Imperium’s other remedies include, but are not limited to, termination or suspension of Imperium’s obligation to make further advances to the Company, declaration of all amounts owed to Imperium due and payable. The Company did not comply with the minimum EBITDA requirement for the quarter ending March 31, 2013, however, upon conferences with Imperium, on May 20, 2013, Imperium waived the EBITDA requirement for the quarter ended March 31, 2013. Imperium was paid $10,0000 for costs related to account review. The Company also did not comply with the EBITDA requirement for the quarter ended June 30, 2013 or September 30, 2013, and as of the date of this report, the Company is not in compliance with the EDBITDA requirement for the quarter ended December 31, 2013 (to be measured upon the filing of this Form 10-K). EBITDA non-compliance constitutes an event of default under the Imperium Line of Credit. The increase in interest rate, given the Company’s current advances under the Imperium Line of Credit would not be material, however, if Imperium were to suspend or terminate further advances, or declare all amounts due and payable, this would have a material adverse effect on the Company’s business and negatively impact the Company’s ability to continue operations.

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

The balance on the Imperium Line of Credit was $980,000, and the balance on the supplemental advance was $200,000, for a total loan balance of $1,180,000 at December 31, 2013. There was a debt discount recorded in the amount of $193,000 in Fiscal 2013 related to securities issued in connection with the Imperium Line of Credit. There was $0 outstanding to Imperium at December 31, 2012, as the Company did not enter into the LSA with Imperium until January 2013. As of December 31, 2013, additional loan availability on the line of credit was $20,000 and since Imperium suspended further advances under the Supplemental Advance, there was $0 in availability under the Supplemental Advance, for a total Loan Availability of $20,000 at December 31, 2013.

Loan and Security Agreement with Medallion

On April 20, 2012 (the “Medallion Closing Date”), the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Medallion to refinance its Line of Credit with Rosenthal and Rosenthal, Inc (“Rosenthal”; see below for information on the Rosenthal Line of Credit).

Under the Loan Agreement, Medallion provided the Company with up to $1,000,000 under a revolving secured line of credit (the “Medallion Line of Credit”), which was secured by a first security interest in all of the Company’s receivables, inventory, and intellectual property rights along with a second security interest in the Company’s machinery and equipment. The maximum amount available under the Medallion Line of Credit was subject to an Advance Rate that consisted of: 85% of eligible accounts receivable and up to 30% of eligible inventory (not to exceed $150,000).

AMERICAN BIO MEDICA CORPORATION

From the loan availability on the Medallion Closing Date, the Company drew approximately $566,000 to pay off our Line of Credit with Rosenthal. The Company was charged a facility fee of 1% of the balance of the Medallion Line of Credit on the Medallion Closing Date and the same facility fee of 1% would be charged on each anniversary of the Medallion Closing Date. Under the Loan Agreement, interest on outstanding borrowings was payable monthly and was charged at an annual rate equal to 4% above the Wall Street Journal Prime rate as published from time to time. The Company was subject to two audits per year by Medallion (provided we were not in default) at a rate of $950.00 per person per day. Prior to the Medallion Closing Date, the Company also paid a non-refundable fee in the amount of $10,000 to Medallion for field exam and due diligence costs.

The Company incurred $20,000 in costs related to the Medallion Line of Credit. These costs were fully expensed in Fiscal 2012 so, although the Medallion Line of Credit was in place for a few weeks in January 2013, there was $0 in cost expensed in Fiscal 2013. The Company incurred $8,000 in interest expense in Fiscal 2013 (as the Medallion Line of Credit was only in place for a few weeks in January 2013) and $42,000 in interest expense in Fiscal 2012.

The amount outstanding on the Medallion Line of Credit at the end of Fiscal 2013 was $0 since, on January 16, 2013, all indebtedness due to Medallion was paid in full and Medallion’s security interest in the Company’s assets were terminated. The amount outstanding on the Medallion Line of Credit at the end of Fiscal 2012 was $321,000.

Line of Credit with Rosenthal and Rosenthal, Inc. (“Rosenthal”)

In July 2009, the Company entered into a Financing Agreement (the “Financing Agreement”) with Rosenthal. Under the Financing Agreement, Rosenthal provided the Company with up to $1,500,000 under a revolving secured line of credit (“Rosenthal Line of Credit”). The Rosenthal Line of Credit was collateralized by a first security interest in all of the Company’s accounts receivables, inventory, and intellectual property, and a second security interest in the Company’s machinery and equipment, leases, leasehold improvements, furniture and fixtures. The maximum availability of $1,500,000 was subject to an availability formula based on certain percentages of accounts receivable and inventory, and elements of the availability formula were subject to periodic review and revision by Rosenthal. Under the Financing Agreement, the Company paid Rosenthal an administrative fee of $1,500 per month and an annual fee of $15,000. Under the Financing Agreement, interest was payable monthly, and was charged at variable rates (based on the Prime Rate), with minimum monthly interest of $4,000.

On February 28, 2012, the Company gave Rosenthal written notice of non-renewal as provided under the Financing Agreement, and in April 2012, the Company drew approximately $566,000 from our Medallion Line of Credit to pay off the Rosenthal Line of Credit.

The Company incurred $41,000 in costs related to the Rosenthal Line of Credit. These costs were amortized over the three-year term of the Rosenthal Line of Credit. The Company amortized $0 of these costs in Fiscal 2013 (given the Rosenthal Line of Credit was terminated on May 30, 2012), and $7,000 of these costs in Fiscal 2012.

The Company incurred $0 in interest expense in Fiscal 2013 (again, given the May 2013 termination date), and $19,000 in Fiscal 2012. There was $0 outstanding on the Rosenthal Line of Credit at the end of Fiscal 2013 and Fiscal 2012.

NOTE G – INCOME TAXES

A reconciliation of the U.S. Federal statutory income tax rate to the effective income tax rate is as follows:

AMERICAN BIO MEDICA CORPORATION

	Year Ended December 31, 2013	Year Ended December 31, 2012

Tax expense at federal statutory rate	34%	34%
State tax expense, net of federal tax effect	5%	5%
Permanent timing differences	(10%)	(4%)
Deferred income tax asset valuation allowance	(29%)	(35%)
Effective income tax rate	0%	0%

Significant components of the Company’s deferred income tax assets are as follows:

	December 31, 2013	December 31, 2012

Inventory	$15,000	$18,000
Inventory allowance	156,000	102,000
Allowance for doubtful accounts	23,000	23,000
Accrued compensation	27,000	27,000
Net operating loss carry forward expired	0	(197,000)
Net operating loss carry-forward	5,026,000	5,013,000
Total gross deferred income tax assets	5,247,000	4,986,000
Less deferred income tax assets valuation allowance	(5,247,000)	(4,986,000)
Net deferred income tax assets	$0	$0

The valuation allowance for deferred income tax assets as of December 31, 2013 and December 31, 2012 was $5,247,000 and $4,986,000, respectively. The net change in the deferred income tax assets valuation allowance was $261,000 for Fiscal 2013. The net change in the deferred income tax assets valuation allowance was an increase of $213,000 for Fiscal 2012.

As of December 31, 2013, the prior three years remain open for examination by the federal or state regulatory agencies for purposes of an audit for tax purposes.

At December 31, 2013, the Company had Federal and New York State net operating loss carry-forwards for income tax purposes of approximately $12,888,000. The Company’s net operating loss carry-forwards began to expire in 2011 and continue to expire through 2033. In assessing the realizability of deferred income tax assets, management considers whether or not it is more likely than not that some portion or all deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment.

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

NOTE H – OTHER INCOME / EXPENSE

Other income in Fiscal 2013 consisted primarily of proceeds from a key man insurance policy (received in the latter part of Fiscal 2013) maintained on our former CEO/CFO Stan Cipkowski. Other income during Fiscal 2012 consisted of grant income of $10,000 offset by $1,000 loss on sale of assets. The grant was originally received from the Columbia Economic Development Corporation and totaled $100,000. The grant was convertible to a loan based upon a percentage of the grant declining from 90% of the grant amount in 2003 to 0% in 2012. The grant was convertible to a loan only if the employment levels in the Kinderhook facility dropped below 45 employees at any time during the year. The employment level in the Kinderhook facility was 47 in Fiscal 2012; the last milestone year.

AMERICAN BIO MEDICA CORPORATION

NOTE I – STOCKHOLDERS’ EQUITY

[1] Stock option plans: The Company currently has three non-statutory stock option plans, the Fiscal 2000 Non-statutory Stock Option Plan (the “2000 Plan”), the Fiscal 2001 Non-statutory Stock Option Plan (the “2001 Plan”) and the 2013 Equity Compensation Plan (the “2013 Plan”). All three plans have been adopted by our Board of Directors and approved by our shareholders. The 2000 Plan for the granting of options to purchase up to 1,000,000 common shares, and the 2001 Plan and the 2013 Plan each provide for the granting of options to purchase up to 4,000,000 common shares. Both the 2000 Plan and the 2001 Plan have options issued. Only the 2001 Plan and the 2013 Plan have options available for future issuance. As of December 31, 2013, there were 9,000 options issued and outstanding under the 2000 Plan and 3,307,000 options issued and outstanding under the 2001 Plan, for a total of 3,316,000 options issued and outstanding as of December 31, 2013 (there are no options issued under the 2013 Plan). Of the total options issued and outstanding, 2,747,000 are fully vested as of December 31, 2013. As of December 31, 2013, there were 409,000 options available for issuance under the 2001 Plan and 4,000,000 options available for issuance under the 2013 Plan. Any common shares issued as a result of the exercise of stock options would be new common shares issued from our authorized issued shares.

[2] Stock options: During Fiscal 2013 and Fiscal 2012, the Company issued options to purchase 902,000 and 750,000 shares respectively, of common stock under the 2001 Plan:

June 2013 Stock Options

On June 20, 2013, the Company issued options to purchase 25,000 shares of the Company’s common stock under our Fiscal 2001 Stock Option Plan (“2001 Option Plan”) to a member of our Science Advisory Board (“SAB”). The SAB was recently put back into place after being inactive for a number of years. New members were added to the SAB in 2013 in our efforts to diversify our business and explore new technologies. The stock option has an exercise price of $0.14, the closing price of the Company’s common shares on June 20, 2013, and it vests over 24 months as follows: 12,500 common shares on June 20, 2014, and 12,500 common shares on June 20, 2015. The fair value of these options is $4,000 and was estimated using the Black-Scholes pricing model using the following weighted average assumptions: dividend yield of 0%; risk-free interest rate of 2.41; expected life of 10 years; and stock price volatility of 74%. The Company will amortize this share based payment expense over the vesting period (24 months). The Company recognized $1,000 in share based payment expense in Fiscal 2013, and $0 in expense in Fiscal 2012 (as these options were not issued until June 2013). As of December 31, 2013, there was $3,000 in unrecognized share based payment expense with 17 months remaining.

On June 25, 2013, the Company issued options to purchase 200,000 shares of the Company’s common stock under our 2001 Option Plan to our (then) executive vice president and chief compliance officer, Melissa Waterhouse (“Waterhouse”); Waterhouse was subsequently appointed as interim CEO/CFO in October 2013. The Waterhouse stock option has an exercise price of $0.14, the closing price of the Company’s common shares on June 25, 2013 and it vests over 36 months as follows: 66,000 common shares on June 25, 2014; 66,000 common shares on June 25, 2015 and 68,000 common shares on June 20, 2016. The fair value of these options is $28,000 and was estimated using the Black-Scholes pricing model using the following weighted average assumptions: dividend yield of 0%; risk-free interest rate of 2.60; expected life of 10 years; and stock price volatility of 74%. The Company will amortize this share based payment expense over the vesting period (36 months). The Company amortized $5,000 of this share based payment expense in Fiscal 2013 and $0 in share based payment expense in Fiscal 2012 (as these options were not issued until June 2013). As of December 31, 2013, there was $23,000 in unrecognized share based payment expense with 29 months remaining.

AMERICAN BIO MEDICA CORPORATION

April 2013 Stock Options

On April 15, 2013, the Company issued options to purchase 25,000 shares of the Company’s common stock under its 2001 Option Plan to another member of our SAB. The stock option has an exercise price of $0.16, the closing price of the Company’s common shares on April 15, 2013, and it vests over 24 months as follows: 12,500 common shares on April 15, 2014 and 12,500 common shares on April 15, 2015. The fair value of these options is $4,000 and was estimated using the Black-Scholes pricing model using the following weighted average assumptions: dividend yield of 0%; risk-free interest rate of 1.72; expected life of 10 years; and stock price volatility of 76%. The Company will amortize this share based payment expense over the vesting period (24 months). The Company recognized $2,000 in share based payment expense in Fiscal 2013, and $0 in share based payment expense in Fiscal 2012 (as these options were not issued until April 2013). As of December 31, 2013, there was $2,000 in unrecognized share based payment expense with 15 months remaining.

On April 26, 2013, the Company issued options to purchase 50,000 shares of the Company’s common stock under its 2001 Option Plan to a consultant. The stock option has an exercise price of $0.18, the closing price of the Company’s common shares on April 26, 2013, and it vests over 24 months as follows: 25,000 common shares on April 26, 2014 and 25,000 common shares on April 26, 2015. The fair value of these options is $9,000 and was estimated using the Black-Scholes pricing model using the following weighted average assumptions: dividend yield of 0%; risk-free interest rate of 1.70; expected life of 10 years; and stock price volatility of 76%. The Company will amortize this share based payment expense over the vesting period (24 months). The Company recognized $3,000 of this share based payment expense in Fiscal 2013 and $0 in share based payment expense in Fiscal 2012 (as these options were not issued until April 2013). As of December 31, 2013, there was $6,000 in unrecognized share based payment expense with 15 months remaining.

February 2013 Employee/Consultant Stock Options

On February 21, 2013, the Company issued options to purchase 102,000 shares of common stock under its 2001 Option Plan to 1 executive officer (Waterhouse), 13 non-executive employees of the Company, and 1 consultant at an exercise price of $0.26, the closing price of the Company’s common shares on February 21, 2013 (the “February 2013 Stock Options”). The February 2013 Stock Options vest 100% on the 12 month anniversary of the date of the grant, or on February 21, 2014. The fair value of the February 2013 Stock Options is $27,000 and was estimated using the Black-Scholes pricing model using the following weighted average assumptions: dividend yield of 0%; risk-free interest rate of 1.99; expected life of 10 years; and stock price volatility of 82%. The Company will amortize this share based payment expense over the vesting period of 12 months. The Company recognized $24,000 of this share based payment expense in Fiscal 2013, and $0 in share based payment expense in Fiscal 2012 (as these stock options were not issued until February 2013). As of December 31, 2013, there was $3,000 in unrecognized share based payment expense with 1 month remaining.

Imperium Financing Stock Options

On January 16, 2013, as compensation for his execution of a Personal Guarantee required under the Imperium LSA, the Company’s (then) Chief Executive Officer, Stan Cipkowski (“Cipkowski”) was awarded an option grant representing 500,000 common shares of the Company under our 2001 Option Plan, at an exercise price of $0.15, the closing price of our common shares on January 16, 2013 (the “Cipkowski Imperium Stock Option”). The Cipkowski Imperium Stock Option vests over 36 months in equal installments as follows: 165,000 common shares on January 16, 2014, 165,000 common shares on January 16, 2015 and 170,000 common shares on January 16, 2016. The fair value of the Cipkowski Imperium Stock Option is $73,000 and was estimated using the Black-Scholes pricing model using the following weighted average assumptions: dividend yield of 0%; risk-free interest rate of 1.84; expected life of 10 years; and stock price volatility of 82%. This share based payment expense was originally being amortized over the vesting period of 36 months. Given this, through the nine months ended September 30, 2013, the Company recognized $18,000 in share based payment expense, and $0 in share based payment expense in Fiscal 2012 (as the Cipkowski Imperium Stock Option was not granted until January 2013). On November 1, 2013, we were notified of Mr. Cipkowski’s death. Under the terms of this Cipkowski stock option grant, any unvested portion of the stock option became immediately exercisable upon Mr. Cipkowski’s death. As a result, we are no longer amortizing the Cipkowski Imperium Stock Option; rather we recognized the remaining $54,000 in expense in the three months ended December 31, 2013, for a total of $73,000 in share based payment expense in Fiscal 2013 and $0 in share based payment expense in Fiscal 2012 (since the Cipkowski Imperium Stock Option was not granted until January 2013). As of December 31, 2013, there was $0 in unrecognized share based payment expense related to the Cipkowski Imperium Stock Option with 0 months remaining.

AMERICAN BIO MEDICA CORPORATION

September 2012 Employee Stock Options

On September 20, 2012, the Company issued 2 stock option grants to purchase 50,000 shares each (for a total of 100,000) of the Company’s common stock to 2 non-executive employees at an exercise price of $0.18 (the closing price of the Company’s common shares on the date of the grant) (“September 2012 Stock Options”). The September 2012 Stock Options vest over 36 months in installments as follows: 33,000 common shares on September 20, 2013, 33,000 common shares on September 20, 2014 and 34,000 common shares on September 20, 2015. The fair value of the September 2012 Stock Options is $18,000 and was estimated using the Black-Scholes pricing model using the following weighted average assumptions: dividend yield of 0%; risk-free interest rate of 1.80; expected life of 10 years; and stock price volatility of 85%. The Company will amortize this share based payment expense over the vesting period of 36 months. The Company recognized $6,000 of this share based payment expense in Fiscal 2013, and $2,000 in share based payment expense in Fiscal 2012. As of December 31, 2013, there was $10,000 in unrecognized share based payment expense with 20 months remaining.

Medallion Line of Credit Stock Options

As a condition to the Medallion Line of Credit, Cipkowski and the Company’s (then) controller J. Duncan Urquhart (“Urquhart”) were each required to execute Validity Guarantees (the “Validity Guarantees”). Under the Validity Guarantees, Cipkowski and Urquhart provided representations and warranties with respect to the validity of the Company’s receivables as well as guaranteeing the accuracy of the Company’s reporting to Medallion related to the Company’s receivables. As compensation for their execution of the Validity Guarantees, on April 20, 2012, Cipkowski and Urquhart were each awarded an option grant representing 250,000 common shares of the Company under our 2001 Option Plan, at an exercise price of $0.18, the closing price of our common shares on the date of the grant. The option grants originally vested over 36 months as follows: 82,500 common shares on April 20, 2013, 82,500 common shares on April 20, 2014 and 85,000 common shares on April 20, 2015. The fair value of the Cipkowski and Urquhart stock option grants was estimated utilizing the Black-Scholes option-pricing model. The following weighted average assumptions were used: dividend yield of 0%; risk-free interest rate of 1.99; expected life of 10 years; and stock price volatility of 88%. The value of each of these 2 stock option grants was $45,000 (for a total of $90,000).

This share based payment expense was to be recognized over the vesting period of 36 months. However, on August 6, 2013, Urquhart was terminated from employment and 167,500 stock options (the unvested portion of his stock option grant) was cancelled and returned to the Fiscal 2001 Stock Option Plan. The share based payment expense of $13,000 recorded through August 2013 for these unvested options was reversed and no further expense incurred. 82,500 stock options (the vested portion) remained exercisable until November 6, 2013 under the terms of Urquhart’s stock option agreement, however the options were never exercised and on November 7, 2013, the 82,500 remaining Urquhart options were cancelled. The Company amortized $10,000 in share based payment expense in Fiscal 2013, however this was offset by the reversal of $13,000 indicated above, and $11,000 in share based payment expense in Fiscal 2012. As of December 31, 2013, there was $0 in unrecognized share based payment expense with 0 months remaining related to the Urquhart grant.

Also, on November 1, 2013, the Company was notified of Mr. Cipkowski’s death. Under the terms of this Cipkowski stock option grant, any unvested portion of the stock option became immediately exercisable upon Mr. Cipkowski’s death. As a result, the Company is no longer amortizing the Cipkowski Medallion Stock Option; rather the Company recognized the remaining $23,000 in expense in the three months ended December 31, 2013, for a total of $34,000 in share based payment expense in Fiscal 2013 and $11,000 in share based payment expense in Fiscal 2012. As of December 31, 2013, there was $0 in unrecognized share based payment expense related to the Cipkowski Medallion Stock Option with 0 months remaining.

AMERICAN BIO MEDICA CORPORATION

As another condition to the financing, Edmund Jaskiewicz, the Company’s President and Chairman of the Board (“Jaskiewicz”) was required to execute another Subordination Agreement (“Subordination Agreement”) related to the Jaskiewicz Debt (the $124,000 currently owed to Jaskiewicz by the Company). Under the Subordination Agreement, the Jaskiewicz Debt was not payable, was junior in right to the Medallion Line of Credit and no payment could be accepted or retained by Jaskiewicz for the Jaskiewicz Debt unless and until the Company paid and satisfied in full any obligations to Medallion. As compensation for his execution of the Subordination Agreement, on April 20, 2012, Jaskiewicz was awarded an option grant representing 150,000 common shares of the Company under the Company’s Fiscal 2001 stock option plan, at an exercise price of $0.18, the closing price of the Company’s common shares on the date of the grant. The option grant vests over 36 months as follows: 49,500 common shares on April 20, 2013, 49,500 common shares on April 20, 2014 and 51,000 common shares on April 20, 2015. The fair value of the Jaskiewicz stock option grant was estimated utilizing the Black-Scholes option-pricing model. The following weighted average assumptions were used: dividend yield of 0%; risk-free interest rate of 1.99; expected life of 10 years; and stock price volatility of 88%. The value of the stock option grant totaled $27,000 and the Company will recognize this share-based payment expense over the vesting period of 36 months. The Company recognized $9,000 in share based payment expense in Fiscal 2013 and $7,000 in share based payment expense in Fiscal 2012. As of December 31 2013, there was $11,000 in unrecognized share based payment expense with 15 months remaining.

In addition to the Stock Options issued in Fiscal 2013 and Fiscal 2012, the following stock options/warrants were issued prior to Fiscal 2012 but have a portion of their expense recognized in Fiscal 2012:

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

The calculated fair value of the Cipkowski options was $0.156 per share. The fair value of the Cipkowski option grant was estimated utilizing the Black-Scholes option-pricing model. The following weighted average assumptions were used: dividend yield of 0%; risk-free interest rate of 4.34%, expected life of 10 years; and stock price volatility of 69%. The value of the Cipkowski grant totaled $78,000, which the Company recognized in share-based payment expense amortized over the required service period of 3 years. The Company recognized $0 in share based payment expense for this grant in Fiscal 2013 and $13,000 in share-based payment expense for this grant in Fiscal 2012. As of December 31, 2013, there was $0 in unrecognized expense and 0 months remaining.

Stock option activity for Fiscal 2013 and Fiscal 2012 is summarized as follows: (the figures contained within the tables below have been rounded to the nearest thousand)

AMERICAN BIO MEDICA CORPORATION

	Year Ended December 31, 2013		Year Ended December 31, 2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	2,939,000	$0.69	2,699,000	$0.76
Granted	902,000	$0.13	750,000	$0.18
Exercised	0	NA	0	NA
Cancelled/expired	(525,000)	$0.64	(510,000)	$1.06
Options outstanding at end of year	3,316,000	$0.44	2,939,000	$0.56
Options exercisable at end of year	2,747,000	$0.49	2,189,000	$0.69

The following table presents information relating to stock options outstanding as of December 31, 2013:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of Exercise		Exercise	Remaining		Exercise
Price	Shares	Price	Life in Years	Shares	Price

$0.07 - $0.20	2,220,000	$0.16	7.73	1,753,000	$0.16
$0.26 - $0.85	137,000	$0.41	7.16	35,000	$0.85
$0.86 - $1.09	874,000	$1.05	0.67	874,000	$1.05
$1.14 - $1.74	85,000	$1.52	0.13	85,000	$1.52
TOTAL	3,316,000	$0.44	5.65	2,747,000	$0.49

As of December 31, 2013 there were 8,000 options issued and outstanding under the 2000 Plan and 3,307,000 options issued and outstanding under the 2001 Plan, for a total of 3,316,000 options issued and outstanding as of December 31, 2013. Of the total options issued and outstanding, 2,747,000 are fully vested as of December 31, 2013. Intrinsic value of vested options as of December 31, 2013 was insignificant. As of December 31, 2013, there were 409,000 options available for issuance under the 2001 Plan and 4,000,000 options available for issuance under the 2013 Plan.

[3] Warrants: As of December 31, 2013 and December 31, 2012, there were 3,303,000 and 375,000 warrants outstanding, respectively. Any common shares issued as a result of the exercise of warrants would be new common shares issued from our authorized issued shares.

In connection with their services as placement agent in the Company’s Series A Debenture offering, on July 17, 2008, the Company issued Cantone Research, Inc. (“Cantone”) a four-year warrant to purchase 30,450 shares of the Company’s common stock at an exercise price of $0.37 per share, and on August 4, 2008 issued Cantone a four-year warrant to purchase 44,550 shares of the Company’s common stock at an exercise price of $0.40 per share. All warrants issued to Cantone were immediately exercisable upon issuance. The closing price of the Company’s common shares was $0.37 and $0.40 on July 17, 2008 and August 4, 2008, respectively. The July 17, 2008 warrants were valued using the Black Scholes pricing model and the following assumptions, dividend yield of zero, volatility of 46.0%, risk free interest rate of 4.7%, and expected life of 4 years. The August 4, 2008 warrants were valued using the Black Scholes pricing model and the following assumptions, dividend yield of zero, volatility of 46.1%, risk free interest rate of 4.6% and expected life of 4 years. The total value of the Cantone warrants was $12,000, which was recognized as financing costs and was amortized over the term of the Series A Debentures, with $0 in expense being recognized in Fiscal 2013 and $2,000 in expense being recognized in Fiscal 2012. As of December 31, 2013, there was $0 in unrecognized expense and 0 months remaining.

The Cantone warrants were amended on July 31, 2012 in connection with the extension and amendment of the Series A Debentures; more specifically they were amended to reflect an exercise price of $0.17 per shares and a new term of three years (see Note E – Long-term Debt). The Cantone warrants are exercisable through July 31, 2015 (see Part I, Item I, Note E). The fair value of the Cantone warrants was estimated utilizing the Black-Scholes option-pricing model. The following weighted average assumptions were used: dividend yield of 0%; risk-free interest rate of 1.51; expected life of 3 years; and stock price volatility of 77%. The value of the Cantone warrant was $12,000 and the Company recognized $12,000 (or the full expense) in share based payment expense in Fiscal 2012.

AMERICAN BIO MEDICA CORPORATION

On August 1, 2012, we entered into a Consulting Agreement (“Consulting Agreement”) with Cantone Asset Management, LLC (“CAM”). The Consulting Agreement commenced August 1, 2012 and ended on August 1, 2013. Under the terms of the Consulting Agreement, CAM provided the Company with financial advisory services and advice related to debt refinancing. On August 1, 2012, the Company issued CAM warrants to purchase 300,000 shares of the Company’s common stock at an exercise price of $0.16 per share (the closing price of the Company’s common shares on August 1, 2012) (the “CAM Warrant”). The CAM Warrant is exercisable through July 31, 2015 and has piggyback registration rights. The fair value of the CAM Warrants was estimated utilizing the Black-Scholes option-pricing model. The following weighted average assumptions were used: dividend yield of 0%; risk-free interest rate of 1.56; expected life of 3 years; and stock price volatility of 77%. The value of the CAM Warrant was $48,000 and the Company recognized $48,000 (or the full expense) in share based payment expense in Fiscal 2012.

On January 16, 2013, in connection with the Imperium Line of Credit, the Company granted Imperium a 7-year warrant to purchase 2,000,000 common shares of the Company at an exercise price of $0.18, the closing price of our common shares on January 16, 2013 (the “Imperium Warrant”). The Imperium Warrant was 100% (or 2,000,000 common shares) exercisable on the date of issuance. The fair value of the Imperium Warrant is $290,000 and was estimated using the Black-Scholes pricing model using the following weighted average assumptions: dividend yield of 0%; risk-free interest rate of 1.84; expected life of 7 years; and stock price volatility of 82%. The Company is capitalizing this cost as deferred financing cost amortized over the term of the Imperium LSA (3 years). The Company amortized $97,000 of this debt discount cost in Fiscal 2013 and $0 in deferred financing cost in Fiscal 2012 (as the Imperium Warrant was not issued until January 2013). As of December 31, 2013, there was $193,000 in unrecognized cost related to the Imperium Warrant with 24 months remaining.

On January 16, 2013, as part of their finder’s fee compensation, the Company issued Monarch Capital Group, LLC (“Monarch”) a 5-year warrant representing 3% of the Imperium Warrant, or a 5-year warrant to purchase 60,000 common shares of the Company, also at a strike price of $0.18, the closing price of our common shares on January 16, 2013 (the “Monarch Warrant”). The Monarch Warrant was 100% (or 60,000 common shares) exercisable on the date of issuance. The fair value of the Monarch Warrant is $9,000 and was estimated using the Black-Scholes pricing model using the following weighted average assumptions: dividend yield of 0%; risk-free interest rate of 1.84; expected life of 5 years; and stock price volatility of 82%. The Company is capitalizing this cost as deferred financing cost amortized over the term of the Imperium LSA, or over 36 months. The Company amortized $3,000 of this deferred financing cost in Fiscal 2013 and $0 in deferred financing cost in Fiscal 2012 (as the Monarch Warrant was not issued until January 2013). As of December 31 2013, there was $6,000 in unrecognized deferred financing cost related to the Monarch Warrant with 24 months remaining.

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

As compensation for their placement agent services in an October 2013 extension of the Series A Debentures, on October 7, 2013 Cantone received a 3-year warrant to purchase 75,000 common shares at an exercise price of $0.14 (the average closing sale price of our common shares for the 5 days business days ending October 7, 2013). The fair value of the Cantone warrant was estimated utilizing the Black-Scholes option-pricing model. The following weighted average assumptions were used: dividend yield of 0%; risk-free interest rate of 2.65; expected life of 10 years; and stock price volatility of 73%. The value of the Cantone warrant was $10,000 and the Company recognized 100% of this expense on the date of the grant, or $10,000 in Fiscal 2013.

AMERICAN BIO MEDICA CORPORATION

On October 7, 2013, we entered into a new $200,000 Bridge Loan (the “2013 Bridge Loan”) with CAM to pay off the existing Bridge Loan with CAM and to pay placement agent fees and expenses. The maturity date of the 2013 Bridge Loan is August 1, 2014 and it bears simple interest in advance of 15% to be paid in the form of 300,000 shares of restricted shares of ABMC common stock. In addition to the interest, as inducement to enter into the 2013 Bridge Loan, we issued 153,486 restricted shares of ABMC common stock to CAM, and we issued CAM a 3-year warrant to purchase 250,000 common shares at an exercise price of $0.14 (the average closing sale price of our common shares for the 5 days business days ending October 7, 2013). The warrants are 100% exercisable on the date of the grant. The fair value of the CAM warrant was estimated utilizing the Black-Scholes option-pricing model. The following weighted average assumptions were used: dividend yield of 0%; risk-free interest rate of 2.65; expected life of 10 years; and stock price volatility of 73%. The value of the warrant was $35,000 and the Company recognized 100% of this expense on the date of the grant, or $35,000 in Fiscal 2013.

On October 7, 2013, we entered into another Agreement to the Series A Debenture (the “2013 Series A Debenture Amendment”) with thirty of the thirty-two holders of Series A Debentures (the “Debenture Holders”) (representing $634,500 of Series A Debentures). One of the Debenture Holders (representing $10,500 in Series A Debentures) did not wish to extend and we used cash on hand and net proceed from another bridge loan with CAM to pay the principal amount due to this Holder. One of the Debenture Holders transferred their investment to another existing Debenture Holder. An extension period of either 6 or 12 months was at the election of the Debenture Holder. 27 of the 30 Debenture Holders (representing $543,500 of Series A Debentures) elected to extend for a period of 12 months. The other 3 (representing $91,000 in Series A Debentures) elected to extend for a period of 6 months. The 27 Holders that elected to extend for a 12-month period were each issued a warrant to purchase 1 share of common stock for each $1.00 that was extended. We issued 2-year warrants to purchase 543,500 shares of ABMC common stock at an exercise price of $0.14 (the average closing sale price of our common shares for the 5 days business days ending October 7, 2013) to these 27 Holders (the “2013 Holder Warrants”). The fair value of the Debenture Holder warrants was estimated utilizing the Black-Scholes option-pricing model. The following weighted average assumptions were used: dividend yield of 0%; risk-free interest rate of 2.65; expected life of 10 years; and stock price volatility of 73%. The value of the warrants was $76,000 and the Company is amortizing this cost over the term of the Series A Debenture extension, or 12 months. The Company recognized $32,000 in expense in Fiscal 2013. As of December 31, 2013, there was $44,000 in unrecognized debt issuance expense with 7 months remaining.

NOTE J – COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

[1] Operating leases: The Company leases office and R&D/production facilities in New Jersey under long-term, non-cancellable operating leases. In December 2013, the Company extended the lease for the New Jersey facility for an additional 12 months, or through December 31, 2014. The future minimum rent due in 2014 under the lease extension is $90,000. The Company also leases office support equipment through October 2014. The future minimum rental payment due in 2014 under the support equipment-operating lease is $5,000. At December 31, 2013, the future minimum rental payments under these operating leases are as follows:

2014	$95,000

$95,000

Rent expense was $122,000 in both Fiscal 2013 and Fiscal 2012.

AMERICAN BIO MEDICA CORPORATION

[2] Employment agreements: On October 30, 2013, Melissa A. Waterhouse was appointed as the Company’s Interim Chief Executive Officer and Chief Financial Officer after the Company was notified that Stan Cipkowski was unable to continue serving as the Company’s Chief Executive Officer/Chief Financial Officer for medical reasons (the Company was subsequently notified on November 1, 2013 that Mr. Cipkowski passed away). The Company entered into a new Employment Agreement with Waterhouse on November 6, 2013 (the Company previously entered into an Employment Agreement with Waterhouse in April 2012 as Executive Vice President of the Company). The agreement provides for a $140,000 annual salary and is for a term of one year. It automatically renews unless either party gave advance notice of 60 days. The employment agreement contains severance provisions; in the event the Company terminates Waterhouse’s employment for any reason other than cause (which is defined under the employment agreement), Waterhouse would receive severance pay equal to 12 months of her base salary at the time of termination, with continuation of all medical benefits during the twelve-month period at the Company’s expense. In addition, Waterhouse may tender her resignation and elect to exercise the severance provision if she is required to relocate more than 50 miles from the Company’s New York facility as a continued condition of employment, if there is a substantial change in the responsibilities normally assumed by her position, or if she is asked to commit or conceal an illegal act by an officer or member of the board of directors of the Company. In the case of a change in control of the Company, Waterhouse would be entitled to severance pay equal to two times her base salary under certain circumstances.

Until November 1, 2013, there was an employment agreement in place between the Company and Stan Cipkowski (‘Cipkowski”) as Chief Executive Officer. The agreement provided for a $206,000 annual salary. And also has the same severance provisions as the Waterhouse employment agreement.

[3] Legal: On December 16, 2010, the Company filed a complaint in the Supreme Court of the State of New York in Columbia County against Martin R. Gould (“Gould”), Jacqueline Gale (“Gale”), Advanced Diagnosticum Products, Inc. (“ADPI”) and Biosure, Inc. (“Biosure”), together the “Defendants”. The complaint alleged that Gould, the Company’s former Chief Science Officer and Executive Vice President of Technology, and Gale, the Company’s former Vice President of Manufacturing and Development, were performing illegal, competitive, employment-related services for ADPI and Biosure during their employment with the Company, were using Company resources to perform such services, and were doing so in their capacity as employees and/or officers of ADPI and Biosure. Because the Defendants continued to engage in illegal activity, in addition to the compensatory and punitive damages noted below, the complaint also sought an injunction restraining the Defendants from engaging in further wrongdoing. The Defendants exercised their right to move the action to federal court in the United States District Court for the District of New Jersey. In March 2011, defendant Gould filed a counter-claim against the Company in the amount of $150,000 alleging breach of contract related to an employment agreement between Gould and the Company.

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

As previously disclosed, the Company received a warning letter from the FDA in July 2009 that alleged the Company was marketing its point of collection oral fluid drug test, OralStat, in workplace settings without marketing clearance or approval. A warning letter is considered by FDA to be informal and advisory. While a warning letter communicates FDA’s position on a matter it does not commit the FDA to taking enforcement action. The Company communicated to the FDA its belief (based on legal opinion) that marketing clearance was not required in non-clinical markets. The FDA continued to disagree with the Company’s interpretation of FDA regulations related to medical devices, and the FDA continued to assert jurisdiction of drug testing performed in the workplace. The Company also advised FDA that the Company was willing to obtain marketing clearance but that specific technical and scientific issues existed when attempting to utilize FDA’s draft guidance for our OralStat (because the draft guidance was written for urine drug tests). Nevertheless, the Company was unable to reach a consensus with the FDA on neither the jurisdiction issue nor the technical issues.

AMERICAN BIO MEDICA CORPORATION

On July 10, 2012, the Company entered into a Consent Decree of Permanent Injunction (the “Consent Decree”) with FDA. Under the terms of the Consent Decree, the Company was allowed to continue to market its OralStat drug test in the workplace market while the Company took action to obtain a 510(k) marketing clearance. More specifically, FDA will provide the Company with its most recent guidance on the clinical and analytical studies that need to be conducted to gather data in support of a 510(k) submission for OralStat. The Company then had a total of 396 days to discuss protocols with FDA, complete our analytical and clinical studies and submit a substantially complete 510(k). The Company agreed to withdraw the OralStat product from the workplace market if any of the following events occurred: 1) the Company did not submit a substantially complete 510(k) within the specified time period, 2) the Company failed to submit additional information within time frames specified by FDA, 3) the Company withdraw its submission, or 4) the Company’s 510(k) submission results in FDA’s determination that the product was not substantially equivalent. On August 3, 2012 the Consent decree was approved and entered by the United States District Court for the Northern District of New York, and on August 3, 2012, the Company received guidance from FDA. On September 3, 2013, the Company filed its application for 510(k) marketing clearance as required under the Consent Decree, and on September 18, 2013 the Company was notified that an administrative acceptance review was conducted, and the Company’s 510(k) marketing application was found to contain all of the necessary elements and information needed to proceed with the substantive review. In November 2013, the Company was informed that the FDA determined that the Company’s OralStat was not substantially equivalent to the predicate market device. In accordance with the Consent Decree, the Company ceased marketing and selling OralStat to the workplace (non-forensic) market.

In addition, from time to time, the Company is named in legal proceedings in connection with matters that arose during the normal course of business. While the ultimate result of any such litigation cannot be predicted, if the Company is unsuccessful in defending any such litigation, the resulting financial losses could have an adverse effect on the financial position, results of operations and cash flows of the Company. The Company is not aware of any significant litigation loss contingencies for which management believes it is both probable that a liability has been incurred and that the amount of the loss can be reasonably estimated.

NOTE K – Related Party Disclosures

Edmund M. Jaskiewicz

During Fiscal 2013 and Fiscal 2012, the Company paid an aggregate of $5,000 and $10,000, respectively, to Edmund M. Jaskiewicz, the Company’s President and Chairman of the Board of Directors (“Jaskiewicz”) in consideration of his services as patent and trademark counsel to the Company, services as a member of its Board of Directors, and for reimbursement of expenses related to same. At December 31, 2013, there were invoices totaling $32,000 payable to Jaskiewicz.

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

AMERICAN BIO MEDICA CORPORATION

Jaskiewicz was also required to sign the same Subordination Agreement in connection with the Medallion Line of Credit and the Imperium Line of Credit. As compensation for his execution of these subsequent Subordination Agreements, on April 20, 2012, Jaskiewicz was awarded an option grant representing 150,000 common shares of the Company under the Company’s Fiscal 2001 stock option plan, at an exercise price of $0.18, the closing price of the Company’s common shares on the date of the grant. The option grant vests over 36 months as follows: 49,500 common shares on April 20, 2013, 49,500 common shares on April 20, 2014 and 51,000 common shares on April 20, 2015.

ALEC CIPKOWSKI

During Fiscal 2013, the Company paid an aggregate of $52,000, and in Fiscal 2012, the Company paid an aggregate of $60,000 to Alec Cipkowski. In August 2013, the Company reduced his compensation by 20%, or to $48,000 on an annualized basis. Alec Cipkowski is the son of the Company’s former Chief Executive Officer, Stan Cipkowski. Alec Cipkowski performs information technology services for the Company updating and maintaining the Company website as well as supporting the Rapid Reader products that are currently being used by customers. He receives normal employee benefits in accordance with the Company’s standard policies. Due to the timing of pay periods, at December 31, 2013 the Company owed Alec Cipkowski approximately $1,000, however, this amount was subsequently paid in the first regularly scheduled payroll in the year ending December 31, 2014.

NOTE L – SUBSEQUENT EVENTS

On January 17, 2014, the Company entered into a Financial Advisory Agreement (the “Agreement”) with Landmark Financial Corporation (‘Landmark”). The Agreement provides that Landmark will provide certain financial advisory services for a minimum period of 6 months, and as consideration for these services, the Company will pay Landmark (a) a retainer fee consisting of 208,333 restricted shares of common stock and (b) a “success fee” for the consummation of each and any transaction closing during the term of the Agreement and for 24 months thereafter, between the Company and any party first introduced to the Company by Landmark, or for any other transaction not originated by Landmark but for which Landmark provides substantial support in completing during the term of the Agreement. There is no material relationship between the Company and Landmark, other than with respect to the Agreement. The Company issued 208,333 restricted shares of common stock to Landmark on January 28, 2014.

The Company’s Mortgage Consolidation Loan with First Niagara matured on March 1, 2014. As of the date of this filing, the Company is discussing an extension of the Mortgage Consolidation Loan with First Niagara.

NOTE M- SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in one reportable segment.

Information concerning net sales by principal geographic location is as follows:

	Year Ended December 31, 2013	Year Ended December 31, 2012
United States	$8,158,000	$8,405,000
North America (not domestic)	197,000	430,000
Europe	174,000	343,000
Asia/Pacific Rim	66,000	50,000
South America	297,000	115,000
Africa	2,000	0
	$8,894,000	$9,343,000

