Form 10-Q
period 2014-03-31
AMERICAN BIO MEDICA CORP
filed 2014-05-15
CIK 896747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

23,168,155 Common Shares as of May 15, 2014

American Bio Medica Corporation

Index to Quarterly Report on Form 10-Q

For the quarter ended March 31, 2014

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

American Bio Medica Corporation

Condensed Balance Sheets

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$521,000	$646,000
Accounts receivable, net of allowance for doubtful accounts of $52,000 at March 31, 2014 and $58,000 at December 31, 2013	909,000	875,000
Inventory, net of allowance of $399,000 at March 31, 2014 and at December 31, 2013	1,966,000	2,071,000
Current portion of deferred financing	72,000	51,000
Prepaid expenses and other current assets	124,000	96,000
Total current assets	3,592,000	3,739,000

Property, plant and equipment, net	1,062,000	1,090,000
Deferred finance costs	31,000	80,000
Patents, net	44,000	43,000
Other assets	14,000	14,000
Total assets	$4,743,000	$4,966,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$633,000	$597,000
Accrued expenses and other current liabilities	252,000	314,000
Wages payable	255,000	233,000
Line of credit, net	814,000	987,000
Current portion of long-term debt, net	1,136,000	1,226,000
Total current liabilities	3,090,000	3,357,000

Other liabilities	148,000	147,000
Related party note	124,000	124,000
Total liabilities	3,362,000	3,628,000

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Preferred stock; par value $.01 per share; 5,000,000 shares authorized, none issued and outstanding at March 31, 2014 and December 31, 2013
Common stock; par value $.01 per share; 50,000,000 shares authorized; 23,168,155 issued and outstanding at March 31, 2014 and 22,959,822 issued and outstanding at December 31, 2013	232,000	229,000
Additional paid-in capital	20,272,000	20,241,000
Accumulated deficit	(19,123,000)	(19,132,000)

Total stockholders’ equity	1,381,000	1,338,000

Total liabilities and stockholders’ equity	$4,743,000	$4,966,000

The accompanying notes are an integral part of the condensed financial statements

American Bio Medica Corporation

Condensed Statements of Operations

(Unaudited)

	For The Three Months Ended
	March 31,
	2014	2013

Net sales	$2,043,000	$2,125,000

Cost of goods sold	1,166,000	1,339,000

Gross profit	877,000	786,000

Operating expenses:
Research and development	46,000	63,000
Selling and marketing	292,000	475,000
General and administrative	477,000	610,000
	815,000	1,148,000

Operating income / (loss)	62,000	(362,000)

Other expense:
Interest income	0	2,000
Interest expense	(63,000)	(63,000)
Other income, net	11,000	0
	(52,000)	(61,000)

Net income / (loss) before tax	10,000	(423,000)

Income tax expense	(1,000)	(1,000)

Net income / (loss)	$9,000	$(424,000)

Basic and diluted income / (loss) per common share	$0.00	$(0.02)

Weighted average number of shares outstanding – basic	23,168,155	22,166,336
Weighted average number of shares outstanding – diluted	23,260,582	22,166,336

The accompanying notes are an integral part of the condensed financial statements

American Bio Medica Corporation

Condensed Statements of Cash Flows

(Unaudited)

	For The Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net income / (loss)	$9,000	$(424,000)
Adjustments to reconcile net income / (loss) to net cash provided by / (used in) operating activities:
Depreciation	28,000	29,000
Amortization of debt issuance costs	74,000	47,000
Provision for bad debts	(6,000)	(1,000)
Provision for slow moving and obsolete inventory	0	43,000
Share-based payment expense	8,000	39,000
Changes in:
Accounts receivable	(28,000)	(96,000)
Inventory	105,000	50,000
Prepaid expenses and other current assets	(2,000)	(109,000)
Accounts payable	36,000	(318,000)
Accrued expenses and other current liabilities	(60,000)	17,000
Wages payable	22,000	(17,000)
Other liabilities	1,000	0
Net cash provided by / (used in) operating activities	187,000	(740,000)

Cash flows from investing activities:
Purchase of property, plant and equipment	0	(11,000)
Patent application costs	(1,000)	0
Net cash used in investing activities	(1,000)	(11,000)

Cash flows from financing activities:
Payments on debt financing	(112,000)	(56,000)
Debt issuance costs	0	(136,000)
Proceeds from lines of credit	1,883,000	3,245,000
Payments on lines of credit	(2,082,000)	(2,390,000)
Net cash (used in) / provided by financing activities	(311,000)	663,000

Net decrease in cash and cash equivalents	(125,000)	(88,000)
Cash and cash equivalents - beginning of period	646,000	89,000

Cash and cash equivalents - end of period	$521,000	$1,000

Supplemental disclosures of cash flow information
Cash paid during period for interest	$46,000	$48,000

The accompanying notes are an integral part of the condensed financial statements

Notes to condensed financial statements (unaudited)

March 31, 2014

Note A - Basis of Reporting

The accompanying unaudited interim condensed financial statements of American Bio Medica Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. Accordingly, these unaudited interim condensed financial statements do not include all information and footnotes required by U.S. GAAP for complete financial statement presentation. These unaudited interim condensed financial statements should be read in conjunction with our audited financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2013. In the opinion of management, the interim condensed financial statements include all normal, recurring adjustments which are considered necessary for a fair presentation of the financial position of the Company at March 31, 2014, the results of our operations for the three month periods ended March 31, 2014 and March 31, 2013, and cash flows for the three month periods ended March 31, 2014 (the “First Quarter 2014”) and March 31, 2013 (the “First Quarter 2013”).

Operating results for the First Quarter 2014 are not necessarily indicative of results that may be expected for the year ending December 31, 2014. Amounts at December 31, 2013 are derived from our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

During the First Quarter 2014, there were no significant changes to our critical accounting policies, which are included in our Annual Report on Form 10-K for the year ended December 31, 2013.

               Cash and cash equivalents: The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

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

These unaudited interim condensed financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. Our independent registered public accounting firm’s report on the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013, contained an explanatory paragraph regarding our ability to continue as a going concern. As of the date of this report, our current cash balances, together with cash generated from future operations and amounts available under current credit facilities may not be sufficient to fund operations for the next 12 months if sales levels do not improve (and an inability to market and sell our point of collection oral fluid drug tests in the Workplace market is negatively impacting our revenues). If cash generated from operations is not sufficient to satisfy our working capital and capital expenditure requirements, we will be required to sell additional equity or obtain additional credit facilities. There is no assurance that such financing will be available or that we will be able to complete financing on satisfactory terms, if at all.

Recent Accounting Standards

The Financial Accounting Standards Board has issued certain accounting standards, updates and regulations as of March 31, 2014 that will become effective in subsequent periods. We do not believe that any of those standards, updates or regulations would have significantly affected our financial accounting measures or disclosures had they been in effect during the three months ended March 31, 2014 or March 31, 2013, and we do not believe that any of them will have a significant impact on our financial statements at the time they become effective.

Note B – Inventory

Inventory is comprised of the following:

	March 31, 2014	December 31, 2013

Raw Materials	$1,280,000	$1,434,000
Work In Process	883,000	758,000
Finished Goods	202,000	278,000
Allowance for slow moving and obsolete inventory	(399,000)	(399,000)
	$1,966,000	$2,071,000

Note C – Net Income / (Loss) Per Common Share

Basic net income / (loss) per common share is calculated by dividing the net income / (loss) by the weighted average number of outstanding common shares during the period. Diluted net income / (loss) per common share includes the weighted average dilutive effect of stock options and warrants. Potential common shares outstanding as of March 31, 2014 and 2013:

	March 31, 2014	March 31, 2013
Warrants	3,224,000	2,435,000
Options	3,206,000	3,426,080

The number of securities not included in the diluted net income per share for the three months ended March 31, 2014 were 6,337,903, since the inclusion of such securities would have an anti-dilutive effect because the securities’ exercise prices were greater than the average market price of the common shares.

The number of securities not included in the diluted net loss per common share for the three months ended March 31, 2013 (because the effect would have been anti-dilutive) were 5,861,080.

Note D – Litigation/Legal Matters

We received a warning letter from the U.S. Food and Drug Administration in July 2009 that alleged we were marketing our point of collection oral fluid drug test, OralStat®, in workplace settings without marketing clearance or approval. A warning letter is considered by FDA to be informal and advisory. While a warning letter communicates FDA’s position on a matter it does not commit the FDA to taking enforcement action. We communicated to the FDA our belief (based on legal opinion) that marketing clearance was not required in non-clinical markets. The FDA continued to disagree with our interpretation of FDA regulations related to medical devices, and the FDA continued to assert jurisdiction of drug testing performed in the workplace. We also advised FDA that the Company was willing to obtain marketing clearance but that specific technical and scientific issues existed when attempting to utilize FDA’s draft guidance for our OralStat (because the draft guidance was written for urine drug tests). Nevertheless, the Company was unable to reach a consensus with the FDA on neither the jurisdiction issue nor the technical issues.

On July 10, 2012, we entered into a Consent Decree of Permanent Injunction (the “Consent Decree”) with the U.S. Food and Drug Administration (FDA) related to a July 2009 warning letter we received from FDA. The warning letter was related to our marketing OralStat® in the workplace market without 510(k) marketing clearance. We disagreed (based on a legal opinion) that FDA had legal jurisdiction over the workplace drug testing market but FDA continued to disagree with the Company and continued to assert jurisdiction. Under the terms of the Consent Decree, we were allowed to continue to market OralStat in the workplace market while we took action to obtain a 510(k) marketing clearance. On September 3, 2013, we filed our application for 510(k) marketing clearance as required under the Consent Decree, and on September 18, 2013 we were notified that an administrative acceptance review was conducted, and our application was found to contain all of the necessary elements and information needed to proceed with the substantive review. In November 2013, we were informed that the FDA determined that our OralStat was not substantially equivalent to the predicate market device. In accordance with the Consent Decree, we ceased marketing and selling OralStat to the workplace (non-forensic) market. We are currently evaluating our options related to sale of the OralStat in the (U.S.) Workplace market.

Note E – Line of Credit and Debt

Line of Credit with Imperium Commercial Finance, LLC (“Imperium”)

On January 16, 2013 (the “Imperium Closing Date”), we entered into a 3-year Loan and Security Agreement (“LSA”) with Imperium, a new Senior Lender, to refinance our Line of Credit with Medallion Financial Corp (“Medallion”), see below for information on the Medallion Line of Credit.

Under the LSA, Imperium agreed to provide the Company with a revolving loan facility (the “Imperium Line of Credit”), which is secured by a first security interest in all of our receivables, inventory, and intellectual property rights along with a second security interest in our machinery and equipment (together the “Collateral”). The Maximum Funding Amount (originally $1,500,000) was subject to a discretionary borrowing base comprised of: 85% of eligible accounts receivables (excluding, without limitation, receivables remaining unpaid for more than 90 days from invoice date or 60 days from due date, contra receivables, and affiliated receivables), up to the lesser of 60% of eligible finished goods inventory at cost or 75% of appraised net orderly liquidation value of inventory, and a receivable dilution rate of less than 5% (the “Borrowing Base”).

In addition to the Imperium Line of Credit, the Imperium facility originally included a discretionary Supplemental Advance of up to $500,000 (the “Imperium Supplemental Advance”). Supplemental advances, once repaid, could not be re-borrowed, and advances were secured with the same Collateral as the Imperium Line of Credit.

The Imperium Line of Credit is used for working capital and general corporate purposes, and the Imperium Supplemental Advance was used for costs associated with obtaining marketing clearance of our oral fluid products and costs associated with other new market opportunities.

On the Imperium Closing Date, we paid a closing fee of $10,000 to Imperium, and granted Imperium a 7-year warrant to purchase 2,000,000 common shares of the Company at an exercise price of $0.18 (the “Imperium Warrants”). We also paid an early termination fee of $25,000 to Medallion on the Imperium Closing Date. We also paid a finder’s fee of 3% of the gross proceeds from the Imperium financing, or $60,000, to Monarch Capital Group, LLC (Monarch), and issued Monarch a 5-year warrant to purchase 60,000 common shares of the Company at an exercise price of $0.18 (the “Monarch Warrant”),

We also pay Imperium an Unused Line Fee in an amount equal to 2%, at all times from and after April 1, 2013, the maximum amount available under the Imperium Line of Credit, less the aggregate amounts outstanding to Imperium. The Unused Line Fee for each month (except for the month in which the termination occurs) is payable on the first day of each calendar month following the Imperium Closing Date; the final monthly installment of the Unused Line Fee is payable on the termination date. We also pay Imperium a Collateral monitoring fee of $2,500 on the first day of each month.

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

In late July 2013, we were notified that Imperium was reducing the Maximum Funding Amount on the Imperium Line of Credit to $1,100,000 (however, we had to continue to maintain minimum Net Borrowing Availability of $100,000 so in essence the maximum amount available under the Imperium Line of Credit was lowered to $1,000,000. We were also notified that no further advances would be made under the Imperium Supplemental Advance.

On March 6, 2014, we were notified that Imperium was amending the Borrowing Base of the Imperium Line of Credit. More specifically, the amount available under the Imperium Line of Credit was capped to the lower of (i) 1,000,000, or (ii) 100% of the eligible outstanding accounts receivable balance (previously defined) plus a “Revolver Excess”. The Revolver Excess was originally $150,000 and was reduced weekly by $25,000 until reduced to zero. As of the date of this report, the Revolver Excess is $0, and the Borrowing Base of the Imperium Line of Credit is based solely on Eligible Receivables.

So long as any obligations are due to Imperium under the LSA, we must maintain certain minimum EBITDA (Earnings Before Interest, Taxes Depreciation and Amortization) requirements. More specifically, we must have had EBITDA of not less than (a) $25,000 for the Fiscal Quarter ended on or about March 31, 2013, (b) $100,000 for the Fiscal Quarter ended on or about June 30, 2013, (c) $200,000 for the Fiscal Quarter ending on or about September 30, 2013, and (d) $300,000 for the Fiscal Quarter ending on or about December 31, 2013 and for each of the Fiscal Quarters thereafter. We did not comply with the EBITDA covenant in any of the fiscal quarters listed, including the First Quarter of 2014 (to be measured upon the filing of this Form 10-Q). This does constitute an event of default, and in an event of default, which also includes but is not limited to, failure of the Company to make any payment when due, the interest rate on the Imperium Line of Credit can be increased by 4% for as long as the event of default occurs. Imperium’s other remedies include, but are not limited to, termination or suspension of Imperium’s obligation to make further advances to the Company, declaration of all amounts owed to Imperium due and payable. The increase in interest rate, given our current advances under the Imperium Line of Credit would not be material, however, if Imperium were to suspend or terminate further advances, or declare all amounts due and payable, this would have a material adverse effect on our business and negatively impact our ability to continue operations.

On May 20, 2013, Imperium waived the EBITDA requirement for the quarter ended March 31, 2013, and Imperium was paid $10,0000 for costs related to account review. We were in previous discussions with Imperium about EBITDA non-compliance and any further actions they may take, however, as of the date of this report, although Imperium has not enforced any of its default remedies; no formal waiver has been issued.

We incurred $435,000 in costs related to the Imperium Line of Credit, which included the costs noted previously as well as $39,000 to Imperium for their legal fees, $2,000 for the Company’s legal fees, $9,000 in capitalized deferred financing costs and $290,000 as debt discount associated with the warrants issues to Imperium and Monarch. With the exception of the early termination fee of $25,000 paid to Medallion (which was fully recognized in the three months ended March 31, 2013), these costs are being amortized over the term of the facility (3 years). We recognized $34,000 of these costs in the First Quarter 2014, of which $10,000 was deferred financing costs, and $58,000 of these costs in the First Quarter 2013, of which $25,000 was deferred financing costs. We incurred $26,000 in interest expense in the First Quarter 2014 and $8,000 in interest expense in the First Quarter 2013.

The balance on the Imperium Line of Credit was $782,000, and the balance on the supplemental advance was $200,000, for a total loan balance of $982,000 at March 31, 2014. As of March 31, 2014, additional loan availability on the line of credit was $133,000 and since Imperium suspended further advances under the Supplemental Advance, there was $0 in availability under the Supplemental Advance, for a total Loan Availability of $133,000 at March 31, 2014.

Loan and Security Agreement with Medallion

On April 20, 2012 (the “Medallion Closing Date”), we entered into a Loan and Security Agreement (the “Loan Agreement”) with Medallion to refinance its Line of Credit with a former senior lender, Rosenthal and Rosenthal, Inc. (“Rosenthal”).

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

We incurred $20,000 in costs related to the Medallion Line of Credit. These costs were fully expensed in the year ended December 31, 2013 so, although the Medallion Line of Credit was in place for a few weeks in January 2013, there was $0 in cost expensed in the First Quarter of 2013. We incurred $8,000 in interest expense in the First Quarter 2013.

The amount outstanding on the Medallion Line of Credit at the end of the First Quarter 2013 was $0 since, on January 16, 2013, all indebtedness due to Medallion was paid in full and Medallion’s security interest in our assets were terminated.

First Niagara Bank: Mortgage Consolidation Loan

On March 8, 2013, we entered into a Second Amendment to Loan Agreement (the “Second Mortgage Consolidation Loan Amendment”) with First Niagara Bank (“First Niagara”). The Mortgage Consolidation Loan continues to be secured by our facility in Kinderhook, New York as well as various pieces of machinery and equipment. All other terms of the Mortgage Consolidation Loan remained unchanged. Under the Second Mortgage Consolidation Loan Amendment, the Mortgage Consolidation Loan was recast into a 4-year fully amortizing note with a one-year term through March 1, 2014 (See Note G – Subsequent Events). The interest rate was increased from 8.25% to 9.25% and the monthly payment was reduced to $14,115 from $14,437. We were also required to make a principal reduction payment of $25,000 at the time of closing. All other terms of the Mortgage Consolidation Loan remained unchanged, including compliance with a covenant (measured monthly) to maintain a certain level of liquidity (defined as any combination of cash, marketable securities or borrowing availability under one or more credit facilities other than the Mortgage Consolidation Loan).

The balance on the Mortgage Consolidation Loan was $430,000 at the end of the First Quarter 2014 and $452,000 at December 31, 2013. Interest expense recognized was $7,000 in the First Quarter 2014 and $13,000 in the First Quarter 2013.

Copier Leases

In October 2010, we purchased a copier through an equipment lease with Marlin Leasing in the amount of $4,000. The term of the lease was three years with an interest rate of 14.46%. The amount outstanding on this lease was $0 at March 31, 2014 and at December 31, 2013.

Debenture Financing

In August 2008, we completed an offering of Series A Debentures (“Series A Debentures”) and received gross proceeds of $750,000. The net proceeds of the offering of Series A Debentures were $631,000 after $54,000 of placement agent fees and expenses, legal and accounting fees of $63,000 and $2,000 of state filing fees.

The Series A Debentures accrued interest at a rate of 10% per annum (payable by the Company semi-annually). As placement agent, Cantone Research, Inc. (“Cantone”) received a placement agent fee of $52,500, or 7% of the gross principal amount of Series A Debentures sold. In addition, we issued Cantone a warrant to purchase 30,450 shares of our common stock at an exercise price of $0.37 per share, and a warrant to purchase 44,550 shares of our common stock at an exercise price of $0.40 per share.

We incurred $131,000 in expenses related to the offering, including $12,000 in expense related to warrants issued to Cantone. We amortized $0 of this expense in the First Quarter 2014 and $0 of this expense in the First Quarter 2013 (as the Series A Debentures originally matured in August 2012).

2012 Series A Debenture Extension

The Series A Debentures matured on August 1, 2012. On July 25, 2012, we entered into another Placement Agent Agreement (the “Agent Agreement”) with Cantone. Under the terms of the Agent Agreement, Cantone acted as our exclusive placement agent in connection with an amendment of the Series A Debentures. Under the amendment, the term of Series A Debentures was extended to reflect a due date of August 1, 2013, and the interest rate during the extension period was increased from 10% to 15% per annum, due quarterly in arrears.

As compensation for their placement agent services, Cantone received a cash fee of 5% of the gross amount of existing Series A Debentures, or $37,500. Cantone also received 1% of the gross amount of Series A Debentures, or $7,500, as a non-accountable expense allowance and we reimbursed Cantone $5,000 in legal fees incurred in connection with the amendment of the Series A Debentures. These costs, totaling $50,000 were amortized over the term of the extension (12 months). We amortized $0 of this expense in the First Quarter 2014 and $15,000 of this expense in the First Quarter 2013, of which $3,000 was share based payment expense.

The warrants issued to Cantone (in connection with their services as placement agent in the original Series A Debenture financing) were also amended to reflect a purchase price of $0.17 per share and a new term of three (3) years. We incurred $12,000 in share based payment expense related to this amendment, which was fully expensed in the quarter ended September 30, 2012.

On July 30, 2012, we entered into a Bridge Loan Agreement and Note (the “Bridge Loan”) with Cantone Asset Management, LLC (“CAM”). The Bridge Loan was in the amount of $150,000 and was used to pay $100,000 to those Holders of Series A Debentures that did not wish to amend/extend the Series A Debentures and $50,000 was used to pay placement agent fees and expenses previously indicated. The maturity date of the Bridge Loan was August 1, 2013 bearing simple interest in advance of 15%. In addition to the interest, on August 1, 2012, we issued CAM 88,235 shares of restricted stock of the Company equal to 10% of the gross amount of existing Series A Debentures, or $15,000 using a value of $0.17 per common share.

On July 31, 2012, we entered into an Agreement to the Series A Debenture (the “Series A Debenture Amendment”) with thirty-two of the thirty-seven holders of Series A Debentures (the “Debenture Holders”) (representing $645,000 of Series A Debentures). As previously indicated, the Series A Debenture Amendment extended the due date of the Series A Debentures to August 1, 2013, and increased the interest rate to 15% per annum, payable quarterly in arrears. All other terms of the Series A Debentures remained unchanged. Five of the Debenture Holders (representing $105,000 in Series A Debentures) did not wish to extend the Series A Debentures and we used proceeds of $100,000 from the Bridge Loan and $5,000 paid directly from the Company to pay principal amounts due to these non-extending Debenture Holders.

2013 Series A Debenture Extension

On October 7, 2013, we entered into a new Placement Agent Agreement (“2013 Agent Agreement”) with Cantone related to the further extension of the Series A Debentures, as amended, due August 1, 2013. Under the terms of the 2013 Agent Agreement, Cantone acted as our exclusive placement agent in connection with another amendment of the Series A Debentures. Under the amendment, the term of Series A Debentures was extended to reflect a due date of either February 1, 2014 or August 1, 2014, at the election of the Series A Debenture Holder. The interest rate during the extension period remains 15% per annum, due quarterly in arrears. All other terms of the Series A Debentures remain the same.

As compensation for their placement agent services, Cantone received 1) a cash fee of 5% ($39,750) of the gross amount ($795,000) of existing Series A Debentures and the CAM note combined, 2) a 3-year warrant to purchase 75,000 common shares at an exercise price of $0.14 (the average closing sale price of our common shares for the 5 days business days ending October 7, 2013), and 3) a non-accountable expense allowance paid with 115,000 restricted shares of our common stock (in lieu of cash). We also paid $4,000 in legal fees incurred by Cantone. These costs are being amortized over the term of the 12-month extension. We amortized $35,000 in costs in the First Quarter 2014 and $0 in the First Quarter 2013 (as we did not enter into the extension until October 2013).

The fair value of the Cantone warrant was estimated utilizing the Black-Scholes option-pricing model. The following weighted average assumptions were used: dividend yield of 0%; risk-free interest rate of 2.65; expected life of 10 years; and stock price volatility of 73%. The value of the Cantone warrant was $10,000 and we recognized 100% of this expense on the date of the grant, or $10,000 in the fourth quarter of the year ended December 31, 2013.

On October 7, 2013, we entered into a new Bridge Loan Agreement and Note (the “2013 Bridge Loan”) with CAM. The 2013 Bridge Loan is in the amount of $200,000 and was used to pay off the existing Bridge Loan with CAM ($150,000) and the remaining $50,000 was used to pay placement agent fees and expenses as previously indicated. Net proceeds of $6,250 were remitted to the Company. The 15% interest on the existing Bridge Loan of $150,000 was paid with 225,000 restricted shares of ABMC common stock.

The maturity date of the 2013 Bridge Loan is August 1, 2014, and it bears simple interest in advance of 15% that was paid in the form of 300,000 shares of restricted shares of ABMC common stock. In addition to the interest, as inducement to enter into the 2013 Bridge Loan, we issued 153,486 restricted shares of our common stock, and the we issued CAM a 3-year warrant to purchase 250,000 common shares at an exercise price of $0.14 (the average closing sale price of our common shares for the 5 days business days ending October 7, 2013). The warrants were 100% exercisable on the date of the grant. The fair value of the CAM warrant was estimated utilizing the Black-Scholes option-pricing model. The following weighted average assumptions were used: dividend yield of 0%; risk-free interest rate of 2.65; expected life of 10 years; and stock price volatility of 73%. The value of the warrant was $35,000 and we recognized 100% of this expense in the fourth quarter of the year ended December 31, 2013.

On October 7, 2013, we entered into an Agreement to the Series A Debenture (the “2013 Series A Debenture Amendment”) with 30 of the 32 holders of Series A Debentures (the “Debenture Holders”) (representing $634,500 of Series A Debentures). One of the Debenture Holders (representing $10,500 in Series A Debentures) did not wish to extend and the Company used the net proceeds and cash on hand to pay the principal amount due to this Holder. One of the Debenture Holders transferred their investment to another existing Debenture Holder. As previously indicated, the extension period of either 6 or 12 months was at the election of the Debenture Holder. 27 of the 30 Debenture Holders (representing $543,500 of Series A Debentures) elected to extend for a period of 12 months. The other 3 (representing $91,000 in Series A Debentures) elected to extend for a period of 6 months. The 27 holders that elected to extend for a 12-month period were each issued a warrant to purchase 1 shares of common stock for each $1.00 that was extended. We issued 2-year warrants to purchase 543,500 shares of our common stock at an exercise price of $0.14 (the average closing sale price of our common shares for the 5 days business days ending October 7, 2013). The fair value of the Debenture Holder warrants was estimated utilizing the Black-Scholes option-pricing model. The following weighted average assumptions were used: dividend yield of 0%; risk-free interest rate of 2.65; expected life of 10 years; and stock price volatility of 73%. The value of the warrants was $76,000 and we are amortizing this cost over the term of the Series A Debenture extension, or 12 months.

On February 7, 2014, we paid $91,000 to the 6-month extension Debenture Holders; therefore as of March 31, 2014, the amount due to Debenture Holders is $543,500. We recognized $19,000 in expense in the First Quarter 2014. As of March 31, 2014, there was $25,000 in unrecognized expense with 4 months remaining. We recognized $29,000 in interest expense in the First Quarter of 2014 and we had $25,000 in accrued interest expense at March 31, 2014.

Note F – Stock Options and Warrants

Stock Options

We currently have three non-statutory stock option plans, the Fiscal 2000 Non-statutory Stock Option Plan (the “2000 Plan”), the Fiscal 2001 Non-statutory Stock Option Plan (the “2001 Plan”) and the 2013 Equity Compensation Plan (the “2013 Plan”). All three plans have been adopted by our Board of Directors and approved by our shareholders. The 2000 Plan provides for the granting of options to purchase up to 1,000,000 common shares, and the 2001 Plan and the 2013 Plan each provide for the granting of options to purchase up to 4,000,000 common shares. Both the 2000 Plan and the 2001 Plan have options issued. Only the 2001 Plan and the 2013 Plan have options available for future issuance. We did not issue any options in the First Quarter 2014. The following stock options were previously issued and were either fully or partially expensed in the First Quarter 2014 or the First Quarter 2013.

June 2013 Stock Options

On June 20, 2013, we issued options to purchase 25,000 shares of our common stock under our 2001 Plan to a member of our Science Advisory Board (“SAB”). The SAB was put back into place in mid 2013 after being inactive for a number of years in our efforts to diversify our business and explore new technologies. The stock option has an exercise price of $0.14, the closing price of our common shares on June 20, 2013, and it vests over 24 months as follows: 12,500 common shares on June 20, 2014, and 12,500 common shares on June 20, 2015. The fair value of these options is $4,000 and was estimated using the Black-Scholes pricing model. We will amortize this share based payment expense over the vesting period (24 months). We recognized less than $1,000 in share based payment expense in the First Quarter 2014 and $0 in expense in the First Quarter 2013 (as these options were not issued until June 2013). As of March 31, 2014, there was less than $2,000 in unrecognized share based payment expense with 14 months remaining.

On June 25, 2013, we issued options to purchase 200,000 shares of our common stock under our 2001 Plan to our (then) executive vice president and chief compliance officer, Melissa Waterhouse (“Waterhouse”); Waterhouse was subsequently appointed as interim CEO/CFO in October 2013. The Waterhouse stock option has an exercise price of $0.14, the closing price of our common shares on June 25, 2013 and it vests over 36 months as follows: 66,000 common shares on June 25, 2014; 66,000 common shares on June 25, 2015 and 68,000 common shares on June 20, 2016. The fair value of these options is $28,000 and was estimated using the Black-Scholes pricing model. We will amortize this share based payment expense over the vesting period (36 months). We amortized $2,000 of this share based payment expense in the First Quarter 2014, and $0 in share based payment expense in the First Quarter 2013 (as these options were not issued until June 2013). As of March 31, 2014, there was $20,000 in unrecognized share based payment expense with 26 months remaining.

April 2013 Stock Options

On April 15, 2013, we issued options to purchase 25,000 shares of our common stock under the 2001 Plan to another member of our SAB. The stock option has an exercise price of $0.16, the closing price of our common shares on April 15, 2013, and it vests over 24 months as follows: 12,500 common shares on April 15, 2014 and 12,500 common shares on April 15, 2015. The fair value of these options is $4,000 and was estimated using the Black-Scholes pricing model. We will amortize this share based payment expense over the vesting period (24 months). We recognized less than $1,000 in share based payment expense in the First Quarter 2014m and $0 in share based payment expense in the First Quarter 2013 (as these options were not issued until April 2013). As of March 31, 2014, there was $2,000 in unrecognized share based payment expense with 12 months remaining.

On April 26, 2013, we issued options to purchase 50,000 shares of our common stock under the 2001 Plan to a consultant. The stock option has an exercise price of $0.18, the closing price of our common shares on April 26, 2013, and it vests over 24 months as follows: 25,000 common shares on April 26, 2014 and 25,000 common shares on April 26, 2015. The fair value of these options is $9,000 and was estimated using the Black-Scholes pricing model. We will amortize this share based payment expense over the vesting period (24 months). We recognized $1,000 of this share based payment expense in the First Quarter 2014, and $0 in share based payment expense in the First Quarter 2013 (as these options were not issued until April 2013). As of March 31, 2014, there was $4,000 in unrecognized share based payment expense with 12 months remaining.

February 2013 Employee/Consultant Stock Options

On February 21, 2013, we issued options to purchase 102,000 shares of common stock under our 2001 Plan to 1 executive officer (Waterhouse), 13 non-executive employees of the Company, and 1 consultant at an exercise price of $0.26, the closing price of our common shares on February 21, 2013 (the “February 2013 Stock Options”). The February 2013 Stock Options vest 100% on the 12 month anniversary of the date of the grant, or on February 21, 2014. The fair value of the February 2013 Stock Options is $27,000 and was estimated using the Black-Scholes pricing model. We will amortize this share based payment expense over the vesting period of 12 months. We recognized $3,000 of this share based payment expense in the First Quarter 2014, and $4,000 in share based payment expense in the First Quarter 2013. As of March 31, 2014, there was $0 in unrecognized share based payment expense with 0 months remaining.

Imperium Financing Stock Options

On January 16, 2013, as compensation for his execution of a Personal Guarantee required under the Imperium LSA, the Company’s (then) Chief Executive Officer, Stan Cipkowski (“Cipkowski”) was awarded an option grant representing 500,000 common shares of the Company under our 2001 Plan, at an exercise price of $0.15, the closing price of our common shares on January 16, 2013 (the “Cipkowski Imperium Stock Option”). The Cipkowski Imperium Stock Option originally vested over 36 months in equal installments as follows: 165,000 common shares on January 16, 2014, 165,000 common shares on January 16, 2015 and 170,000 common shares on January 16, 2016. The fair value of the Cipkowski Imperium Stock Option is $73,000 and was estimated using the Black-Scholes pricing model. This share based payment expense was originally being amortized over the vesting period of 36 months, however, on November 1, 2013, we were notified of Mr. Cipkowski’s death. Under the terms of the Cipkowski Imperium Stock Option, any unvested portion of the stock option became immediately exercisable upon Mr. Cipkowski’s death. As a result, we are no longer amortizing the Cipkowski Imperium Stock Option; rather we recognized the remaining $54,000 in expense in the three months ended December 31, 2013. Given this, we recognized $0 in expense in the First Quarter 2014, and $6,000 in expense in the First Quarter 2013. As of March 31, 2014, there was $0 in unrecognized share based payment expense with 0 months remaining.

September 2012 Employee Stock Options

On September 20, 2012, we issued 2 stock option grants to purchase 50,000 shares each (for a total of 100,000) of our common stock to 2 non-executive employees at an exercise price of $0.18 (the closing price of our common shares on the date of the grant) (“September 2012 Stock Options”). The September 2012 Stock Options vest over 36 months in installments as follows: 33,000 common shares on September 20, 2013, 33,000 common shares on September 20, 2014 and 34,000 common shares on September 20, 2015. The fair value of the September 2012 Stock Options is $18,000 and was estimated using the Black-Scholes pricing model. We will amortize this share based payment expense over the vesting period of 36 months. We recognized $2,000 of this share based payment expense in the First Quarter 2014 and $2,000 in share based payment expense in the First Quarter 2013. As of March 31, 2014, there was $8,000 in unrecognized share based payment expense with 17 months remaining.

Medallion Line of Credit Stock Options

As a condition to the Medallion Line of Credit, Cipkowski and our (then) controller J. Duncan Urquhart (“Urquhart”) were each required to execute Validity Guarantees (the “Validity Guarantees”). Under the Validity Guarantees, Cipkowski and Urquhart provided representations and warranties with respect to the validity of our receivables as well as guaranteeing the accuracy of our reporting to Medallion related to our receivables. As compensation for their execution of the Validity Guarantees, on April 20, 2012, Cipkowski and Urquhart were each awarded an option grant representing 250,000 common shares of the Company under our 2001 Plan, at an exercise price of $0.18, the closing price of our common shares on the date of the grant. The option grants originally vested over 36 months as follows: 82,500 common shares on April 20, 2013, 82,500 common shares on April 20, 2014 and 85,000 common shares on April 20, 2015. The fair value of the Cipkowski and Urquhart stock option grants was $45,000 each (for a total of $90,000), and was estimated utilizing the Black-Scholes option-pricing model.

This share based payment expense was to be recognized over the vesting period of 36 months. However, on August 6, 2013, Urquhart was terminated from employment and 167,500 stock options (the unvested portion of his stock option grant) was cancelled and returned to the 2001 Plan. The share based payment expense of $13,000 recorded through August 2013 for these unvested options was reversed and no further expense incurred. 82,500 stock options (the vested portion) remained exercisable until November 6, 2013 under the terms of Urquhart’s stock option agreement, however the options were never exercised and on November 7, 2013, the 82,500 remaining Urquhart options were cancelled. We amortized $0 in share based payment expense in the First Quarter 2014 and $4,000 in the First Quarter 2013 however this was offset by the reversal indicated above. As of March 31, 2014, there was $0 in unrecognized share based payment expense with 0 months remaining related to the Urquhart grant.

On November 1, 2013, we were notified of Mr. Cipkowski’s death. Under the terms of the Cipkowski Medallion Stock Option, any unvested portion of the stock option became immediately exercisable upon Mr. Cipkowski’s death. As a result, we are no longer amortizing the Cipkowski Medallion Stock Option; rather we recognized the remaining $23,000 in expense in the three months ended December 31, 2013. We amortized $0 in share based payment expense in the First Quarter 2014 and $4,000 in the First Quarter 2013. As of March 31, 2014, there was $0 in unrecognized share based payment expense with 0 months remaining related to the Cipkowski grant.

As another condition to the financing, Edmund Jaskiewicz, our President and Chairman of the Board (“Jaskiewicz”) was required to execute another Subordination Agreement (“Subordination Agreement”) related to the Jaskiewicz Debt (the $124,000 currently owed to Jaskiewicz by the Company). Under the Subordination Agreement, the Jaskiewicz Debt was not payable, was junior in right to the Medallion Line of Credit and no payment could be accepted or retained by Jaskiewicz for the Jaskiewicz Debt unless and until we paid and satisfied in full any obligations to Medallion. As compensation for his execution of the Subordination Agreement, on April 20, 2012, Jaskiewicz was awarded an option grant representing 150,000 common shares of the Company under the 2001 Plan, at an exercise price of $0.18, the closing price of our common shares on the date of the grant. The option grant vests over 36 months as follows: 49,500 common shares on April 20, 2013, 49,500 common shares on April 20, 2014 and 51,000 common shares on April 20, 2015. The fair value of the Jaskiewicz stock option grant was estimated utilizing the Black-Scholes option-pricing model. The value of the stock option grant totaled $27,000 and we will recognize this share-based payment expense over the vesting period of 36 months. We recognized $2,000 in share based payment expense in the First Quarter 2014, and $2,000 in share based payment expense in the First Quarter 2013. As of March 31, 2014, there was $9,000 in unrecognized share based payment expense with 12 months remaining.

Warrants

We did not issue any warrants in the First Quarter 2014. The following warrants were previously issued and were either fully or partially expensed in the First Quarter 2014 or the First Quarter 2013.

Imperium Warrants

On January 16, 2013, in connection with the Imperium Line of Credit, we granted Imperium a 7-year warrant to purchase 2,000,000 common shares of the Company at an exercise price of $0.18, the closing price of our common shares on January 16, 2013 (the “Imperium Warrant”). The Imperium Warrant was 100% (or 2,000,000 common shares) exercisable on the date of issuance. The fair value of the Imperium Warrant is $290,000 and was estimated using the Black-Scholes pricing model. We are capitalizing this cost as debt issuance costs amortized over the term of the Imperium LSA (3 years). We amortized $24,000 of this debt discount in the First Quarter 2014 and $24,000 in deferred financing cost in the First Quarter 2013. As of March 31, 2014, there was $169,000 in unrecognized cost related to the Imperium Warrant with 21 months remaining.

Monarch Capital LLC Warrants

On January 16, 2013, as part of their finder’s fee compensation, we issued Monarch Capital Group, LLC (“Monarch”) a 5-year warrant representing 3% of the Imperium Warrant, or a 5-year warrant to purchase 60,000 common shares of the Company, also at a strike price of $0.18, the closing price of our common shares on January 16, 2013 (the “Monarch Warrant”). The Monarch Warrant was 100% (or 60,000 common shares) exercisable on the date of issuance. The fair value of the Monarch Warrant is $9,000 and was estimated using the Black-Scholes pricing model. We are capitalizing this cost as deferred financing cost amortized over the term of the Imperium LSA, or over 36 months. We amortized $1,000 of this deferred financing cost in the First Quarter 2014 and $1,000 in deferred financing cost in the First Quarter 2013. As of March 31, 2014, there was $5,000 in unrecognized deferred financing cost related to the Monarch Warrant with 21 months remaining.

Series A Debenture Holder Warrants

On October 7, 2013, we entered into another Agreement to the Series A Debenture (the “2013 Series A Debenture Amendment”) with thirty of the thirty-two holders of Series A Debentures (the “Debenture Holders”) (representing $634,500 of Series A Debentures). One of the Debenture Holders (representing $10,500 in Series A Debentures) did not wish to extend and we used cash on hand and net proceed from another bridge loan with Cantone Asset Management to pay the principal amount due to this Debenture Holder. One of the Debenture Holders transferred their investment to another existing Debenture Holder. An extension period of either 6 or 12 months was at the election of the Debenture Holder. 27 of the 30 Debenture Holders (representing $543,500 of Series A Debentures) elected to extend for a period of 12 months. The other 3 (representing $91,000 in Series A Debentures) elected to extend for a period of 6 months. The 27 Holders that elected to extend for a 12-month period were each issued a warrant to purchase 1 share of common stock for each $1.00 that was extended. We issued 2-year warrants to purchase 543,500 shares of our common stock at an exercise price of $0.14 (the average closing sale price of our common shares for the 5 days business days ending October 7, 2013) to these 27 Holders (the “2013 Holder Warrants”). The fair value of the Debenture Holder warrants $76,000, and was estimated utilizing the Black-Scholes option-pricing model. We are amortizing this cost over the term of the Series A Debenture extension, or 12 months. We recognized $19,000 in expense in the First Quarter 2014 and $0 in expense in the First Quarter 2014 (as the Debenture Holder warrants were not issued until October 2013). As of March 31, 2014, there was $25,000 in unrecognized debt issuance expense with 4 months remaining.

Note G – Subsequent Events

On April 28, 2014, we entered into a Third Amendment to Loan Agreement (the “Third Mortgage Consolidation Loan Amendment”) with First Niagara Bank. The Mortgage Consolidation Loan continues to be secured by our facility in Kinderhook, New York as well as various pieces of machinery and equipment. All other terms of the Mortgage Consolidation Loan remained unchanged. Under the Third Mortgage Consolidation Loan Amendment, the Mortgage Consolidation Loan was recast into a 3-year fully amortizing note through March 1, 2017. The interest rate of the amended facility was decreased from 9.25% to 8.25%, and the monthly payment was reduced from $14,115 to $13,199. We will be required to pay First Niagara a renewal fee of 1% of the principal balance as of April 1, 2014, or $4,200, upon closing. No principal reduction payment was required. All other terms of the Mortgage Consolidation Loan remained unchanged, including compliance with a covenant (measured monthly) to maintain a certain level of liquidity (defined as any combination of cash, marketable securities or borrowing availability under one or more credit facilities other than the Mortgage Consolidation Loan).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provides information, which we believe is relevant to an assessment and understanding of our financial condition and results of operations. The discussion should be read in conjunction with the Interim Condensed Financial Statements contained herein and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words “believes”, “anticipates”, “estimates”, “expects”, “intends”, “projects”, and words of similar import, are forward-looking as that term is defined by the Private Securities Litigation Reform Act of 1995 (“1995 Act”), and in releases issued by the United State Securities and Exchange Commission (the “Commission”). These statements are being made pursuant to the provisions of the 1995 Act and with the intention of obtaining the benefits of the “Safe Harbor” provisions of the 1995 Act. We caution that any forward-looking statements made herein are not guarantees of future performance and that actual results may differ materially from those in such forward-looking statements as a result of various factors, including, but not limited to, any risks detailed herein, in our “Risk Factors” section of our Form 10-K for the year ended December 31, 2013, in our most recent reports on Form 10-Q and Form 8-K and from time to time in our other filings with the Commission, and any amendments thereto. Any forward-looking statement speaks only as of the date on which such statement is made, and we are not undertaking any obligation to publicly update any forward-looking statements. Readers should not place undue reliance on these forward-looking statements.

Overview/Plan of Operations

Sales in the three months ended March 31, 2014 (“First Quarter 2014”) decreased when compared to the three months ended March 31, 2013 (“First Quarter 2013”). This was as a result of the cessation of the marketing and sale of OralStat in the Workplace market (see Part I; Note D). During the First Quarter 2014, we recorded net income of $9,000, and had cash provided by operating activities of $187,000.

We continue to examine all expenses closely in efforts to achieve profitability (if sales levels improve) or to minimize losses going forward (if sales continue to decline). In August 2013, we implemented a number of expense and personnel cuts, and we implemented a salary and commission deferral program. The salary deferral program consists of a 20% salary deferral for our 2 (then) executive officers (Stan Cipkowski and Melissa Waterhouse) as well as a 20% salary deferral for our non-executive VP Operations, Douglas Casterlin and a sales consultant. The commission deferral program consists of a 50% commission deferral of employee commissions. As of March 31, 2014, we have deferred salary compensation owed of $33,000 and deferred commision owed of $78,000. In April 2014, we did repay a small portion of the commission deferrals (approximately $9,000) and as cash flow from operations allows, we intend to continue to make paybacks, however the deferral program is continuing and we expect it will continue for up to 12 months.

Private and public sector drug testing budgets continue to be negatively affected by uncertain economic conditions and high unemployment rates. This uncertainty greatly impacts our core markets of Workplace and Government. We continue to believe that it will be some time before we see significant growth in these core markets. In addition, in November 2013, we were informed that the U.S. Food and Drug Administration (“FDA”) determined that our OralStat was not substantially equivalent to the predicate market device (see Part I, Note D). In accordance with our Consent Decree, we ceased marketing and selling OralStat to the workplace (non-forensic) market but we continue to market and sell OralStat to the forensic market and for export outside the United States.

We remain focused on selling our point of collection drugs of abuse tests, and growing our business through direct sales and select distributors. We are making efforts to identify and secure new contract work, such as contract manufacturing or contract assembly. Simultaneously with these efforts, we are concentrating on: the reduction of manufacturing costs and operating expenses, enhancement of our current products and development of new product platforms and configurations to address market trends.

In the First Quarter 2014, we started taking actions to bring a new urine-based drug test to the clinical and possibly consumer market. We also refocused our sales efforts on the forensic and international markets for oral fluid. In addition, on January 17, 2014, we retained Landmark Financial Corporation to provide certain financial advisory services to the Company. Landmark is assisting our executive management and Board of Directors with the evaluation of certain strategic opportunities currently before the Company, as well as assisting the Company in locating alternative debt facilities.

Our continued existence is dependent upon several factors, including our ability to raise revenue levels and reduce costs to generate positive cash flows, and to obtain working capital by selling additional shares of our common stock, securing additional credit facilities, as necessary, and/or refinancing current credit facilities.

Results of operations for the First Quarter 2014 compared to the First Quarter 2013

NET SALES:

Net sales for the First Quarter 2014 decreased 3.8% when compared to net sales in the First Quarter 2013. In November 2013, we ceased marketing and selling our OralStat product to the Workplace market after the FDA informed the Company that OralStat (at an overall accuracy rate of 92%) was not substantially equivalent to the predicate device. Sales of OralStat in the Workplace market typically accounted for 15% of our net sales; however sales only declined 3.8% in the First Quarter 2014 as a result of our refocus on forensic oral fluid sales and sales of our urine-based products to other core markets.

Government sales improved in the First Quarter 2014 when compared to the First Quarter 2013. Although price pressures from foreign competitors continue in the Government market, we have recently had some success with securing some government contracts/orders where quality and service were considered above pricing. Foreign manufacturers continue to be able to offer their products at a lower price due to lower costs related to labor, material, regulatory compliance, insurance, etc.; therefore, it remains difficult to compete when cost is the primary factor. Government contracts are often awarded via an open solicitation process and in most cases, the bidder with the lowest priced product is awarded the contract.

International sales were down slightly in the First Quarter 2014 when compared to the First Quarter 2013. Sales in Latin America declined slightly, which was partially offset by increased sales in other parts of the world. In mid-late 2013, we contracted with a two new international distributors and we are hopeful they will positively impact international sales going forward.

Contract manufacturing sales improved in the First Quarter 2014, when compared to the First Quarter 2013, primarily due to increased contract manufacturing of a product for fetal amniotic rupture.

COST OF GOODS SOLD/GROSS PROFIT:

Cost of goods decreased to 57.1% of net sales in the First Quarter 2014 from 63.1% of net sales in the First Quarter 2013. Gross profit increased to 42.9% of net sales in the First Quarter 2014 from 36.9% of net sales in the First Quarter 2013. Price pressures from foreign manufacturers and overall market conditions continue to impact sales margins, however, in the First Quarter 2014, this price pressure was offset by increased efficiency in manufacturing stemming from the expense reductions that were implemented in the latter part of 2013 and early in the First Quarter 2014. We continuously evaluate our production personnel levels as well as our product manufacturing levels and inventory to ensure they are adequate to meet current and anticipated sales demands.

OPERATING EXPENSES: Operating expenses decreased 29.0% in the First Quarter 2014, compared to the First Quarter 2013. In the latter part of Fiscal 2013 and into the First Quarter 2014, we made a number of personnel and expense cuts in efforts to improve our financial condition and cash flow. The full benefit of these expense reductions made to date is being recognized in the First Quarter 2014. In the First Quarter 2014, reductions in all expense divisions of the Company were recognized. More specifically:

Research and development (“R&D”)

R&D Expense in the First Quarter 2014 decreased 27.0% when compared to R&D Expense in the First Quarter 2013. This stems from decreased salaries and employment taxes nominally offset by an increase in repairs and maintenance costs. Our R&D department continues to focus their efforts on the enhancement of current products, development of new product platforms and exploration of contract manufacturing opportunities.

Selling and marketing

Selling and marketing expense in the First Quarter 2014 decreased 38.6% when compared to the First Quarter 2013. Decreased sales salaries, consulting expenses in both selling and marketing (in the First Quarter 2013 that did not recur in the First Quarter 2014), sales commissions (due to decreased sales and some limited restructuring of commission programs) and postage charges were nominally offset by increased supply costs. In the First Quarter 2013, we continued to promote our products through selected advertising, participation at high profile trade shows and other marketing activities. Our direct sales force focused their selling efforts in our target markets, which include, but are not limited to, Workplace and Government, as well as focusing on the physician and pain management clinic market with our CLIA waived Rapid TOX product line, and focusing on the forensic and international markets for our OralStat product.

General and administrative (“G&A”)

G&A expense decreased 22.1% in the First Quarter 2014 when compared to G&A expense in the First Quarter 2013. Decreases in investor relations, warehouse salaries, salaries and benefits (due to the reduction in executive management personnel after the death of our former CEO Stan Cipkowski in October 2013), legal fees (due to the settlement of litigation, brought by the Company, in August 2013 against one former officer (Martin Gould) and one former employee (Jacqueline Gale) as well as Advanced Diagnosticum Products, Inc and Biosure, Inc.), patents & licenses, bank service fees and share-based payment expense were partially offset by an increase in brokers fees (in connection with debt financings) and communication costs. Share based payment expense was $8,000 in the First Quarter 2014 compared to $36,000 in the First Quarter 2013.

Liquidity and Capital Resources as of March 31, 2014

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

As of March 31, 2014, we had the following debt/credit facilities:

Facility	Debtor	Balance as of March 31, 2014
Mortgage Consolidation Loan	First Niagara Bank	$430,000
Revolving Line of Credit	Imperium Commercial Finance	$782,000	*
Supplemental Advance Loan	Imperium Commercial Finance	$200,000
Series A Subordinated Debentures	Various individual holders	$543,000
Bridge Loan	Cantone Asset Management LLC	$200,000

*Additional Loan Availability was $133,000 as of March 31, 2014.

Working Capital

Our working capital increased $120,000 at March 31, 2014 when compared to working capital at December 31, 2013 primarily as a result of a decrease in cash and inventory and an increase in accounts payable, offset by an increase in accounts receivable and prepaid expenses and a decrease in amounts due under our line of credit and debentures (which was a result of a partial pay off) and our accrued expenses and other current liabilities.

We have historically satisfied net working capital requirements through cash from operations and bank debt.

Dividends

We have never paid any dividends on our common shares and anticipate that all future earnings, if any, will be retained for use in our business, and therefore, we do not anticipate paying any cash dividends.

Cash Flows

A net income of $9,000 for the First Quarter 2014, plus a reduction in inventory of $105,000 offset by an increase in accounts receivable of $28,000 and adding back amortization and depreciation of $102,000, largely has resulted in $187,000 of cash being provided by operations for the First Quarter 2014. A net loss of $424,000 for the First Quarter 2013, plus increases in accounts receivable and prepaid expenses and other current assets along with a substantial decrease in accounts payable partially offset by a decrease in inventory and an increase in the provision for slow moving and obsolete inventory resulted in cash used in operating activities of $740,000 for the First Quarter 2013.

Net cash used in investing activities in the First Quarter 2014 was for patent acquisition costs. Net cash used in investing activities in the First Quarter 2013 was for investment in property, plant and equipment,

Net cash used in financing activities in the First Quarter 2014 consisted of payments on debt financing and net payments from our lines of credit. Net cash provided by financing activities in the First Quarter 2013 consisted of payment on debt financings, debt issuance costs (related to our Imperium Line of Credit), and net proceeds from our lines of credit.

At March 31, 2014, we had cash and cash equivalents of $521,000.

Outlook

Given our current sales levels and results of operations, it is still uncertain if we will be required to raise additional capital in the year ending December 31, 2014 to be able to continue operations. If events and circumstances occur such that we do not meet our current operating plans, we are unable to raise sufficient additional equity or debt financing, or our credit facilities are insufficient or not available, we may be required to further reduce expenses or take other steps which could have a material adverse effect on our future performance.

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

Item 1A. Risk Factors

There have been no material changes to our risk factors set forth in Part I, Item 1A, in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 17, 2014, we entered into a Financial Advisory Agreement with Landmark Financial Corporation (‘Landmark”). Under the agreement, Landmark will provide certain financial advisory services for a minimum period of 6 months, and as consideration for these services, we will pay Landmark (a) a retainer fee consisting of 208,333 restricted shares of common stock and (b) a “success fee” for the consummation of each and any transaction closing during the term of the Agreement and for 24 months thereafter, between the Company and any party first introduced to the Company by Landmark, or for any other transaction not originated by Landmark but for which Landmark provides substantial support in completing during the term of the Agreement. There is no material relationship between the Company and Landmark, other than with respect to the Agreement.

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

Dated: May 15, 2014

