Form 10-Q
period 2014-06-30
AMERICAN BIO MEDICA CORP
filed 2014-08-14
CIK 896747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

23,589,740 Common Shares as of August 14, 2014

American Bio Medica Corporation

Index to Quarterly Report on Form 10-Q

For the quarter ended June 30, 2014

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

American Bio Medica Corporation

Condensed Balance Sheets

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$447,000	$646,000
Accounts receivable, net of allowance for doubtful accounts of $43,000 at June 30, 2014, and $58,000 at December 31, 2013	742,000	875,000
Inventory, net of allowance of $413,000 at June 30, 2014 and $399,000 at December 31, 2013	1,929,000	2,071,000
Current portion of deferred financing	56,000	51,000
Prepaid expenses and other current assets	95,000	96,000
Total current assets	3,269,000	3,739,000

Property, plant and equipment, net	1,040,000	1,090,000
Deferred finance costs	20,000	80,000
Patents	47,000	43,000
Other assets	14,000	14,000
Total assets	$4,390,000	$4,966,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$462,000	$597,000
Accrued expenses and other current liabilities	224,000	314,000
Wages payable	250,000	233,000
Line of credit, net	769,000	987,000
Current portion of long-term debt, net	886,000	1,226,000
Total current liabilities	2,591,000	3,357,000

Other liabilities	68,000	147,000
Related party note	124,000	124,000
Long-term debt	257,000	0
Total liabilities	3,040,000	3,628,000

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity:
Preferred stock; par value $.01 per share; 5,000,000 shares authorized, none issued and outstanding at June 30, 2014 and December 31, 2013
Common stock; par value $.01 per share; 50,000,000 shares authorized; 23,168,155 issued and outstanding at June 30, 2014 and 22,959,822 issued and outstanding at December 31, 2013	232,000	229,000
Additional paid-in capital	20,282,000	20,241,000
Accumulated deficit	(19,164,000)	(19,132,000)

Total stockholders’ equity	1,350,000	1,338,000

Total liabilities and stockholders’ equity	$4,390,000	$4,966,000

The accompanying notes are an integral part of the condensed financial statements

American Bio Medica Corporation

Condensed Statements of Operations

(Unaudited)

	For The Six Months Ended
	June 30,
	2014	2013

Net sales	$3,854,000	$4,505,000

Cost of goods sold	2,186,000	2,750,000

Gross profit	1,668,000	1,755,000

Operating expenses:
Research and development	91,000	178,000
Selling and marketing	559,000	966,000
General and administrative	933,000	1,184,000
	1,583,000	2,328,000

Operating income / (loss)	85,000	(573,000)

Other (expense) / income:
Interest income	1,000	0
Interest expense	(127,000)	(143,000)
Other income, net	10,000	0
	(116,000)	(143,000)

Net loss before tax	(31,000)	(716,000)

Income tax expense	(1,000)	(2,000)

Net loss	$(32,000)	$(718,000)

Basic and diluted loss per common share	$(0.00)	$(0.03)

Weighted average number of shares outstanding – basic and diluted	23,168,155	22,109,560

The accompanying notes are an integral part of the condensed financial statements

American Bio Medica Corporation

Condensed Statements of Operations

(Unaudited)

	For The Three Months Ended
	June 30,
	2014	2013

Net sales	$1,811,000	$2,380,000

Cost of goods sold	1,020,000	1,411,000

Gross profit	791,000	969,000

Operating expenses:
Research and development	45,000	115,000
Selling and marketing	267,000	491,000
General and administrative	456,000	574,000
	768,000	1,180,000

Operating income / (loss)	23,000	(211,000)

Other (expense) / income:
Interest income	0	0
Interest expense	(64,000)	(82,000)
	(64,000)	(82,000)

Net loss before tax	(41,000)	(293,000)

Income tax expense	0	(1,000)

Net loss	$(41,000)	$(294,000)

Basic and diluted loss per common share	$(0.00)	$(0.01)

Weighted average number of shares outstanding – basic and diluted	23,168,155	22,166,336

The accompanying notes are an integral part of the condensed financial statements

American Bio Medica Corporation

Condensed Statements of Cash Flows

(Unaudited)

	For The Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(32,000)	$(718,000)
Adjustments to reconcile net loss to net cash (used in) / provided by operating activities:
Depreciation	58,000	59,000
Loss on disposal of fixed assets	1,000	0
Amortization of debt issuance costs	152,000	110,000
Provision for bad debts	(12,000)	(1,000)
Provision for slow moving and obsolete inventory	15,000	97,000
Share-based payment expense	19,000	64,000
Changes in:
Accounts receivable	145,000	(243,000)
Inventory	127,000	(7,000)
Prepaid expenses and other current assets	26,000	(52,000)
Accounts payable	(135,000)	(368,000)
Accrued expenses and other current liabilities	(89,000)	41,000
Wages payable	17,000	8,000
Other liabilities	(79,000)	1,000
Net cash provided by / (used in) operating activities	213,000	(1,009,000)

Cash flows from investing activities:
Purchase of property, plant and equipment	(7,000)	(57,000)
Patent application costs	(5,000)	0
Net cash used in investing activities	(12,000)	(57,000)

Cash flows from financing activities:
Payments on debt financing	(133,000)	(85,000)
Debt issuance costs	0	(145,000)
Proceeds from lines of credit	3,469,000	5,892,000
Payments on lines of credit	(3,736,000)	(4,630,000)
Net cash (used in) / provided by financing activities	(400,000)	1,032,000

Net decrease in cash and cash equivalents	(199,000)	(34,000)
Cash and cash equivalents - beginning of period	646,000	89,000

Cash and cash equivalents - end of period	$447,000	$55,000

Supplemental disclosures of cash flow information
Cash paid during period for interest	$126,000	$120,000
Cash paid for taxes	$0	$0

The accompanying notes are an integral part of the condensed financial statements

Notes to condensed financial statements (unaudited)

June 30, 2014

Note A - Basis of Reporting

The accompanying unaudited interim condensed financial statements of American Bio Medica Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. Accordingly, these unaudited interim financial statements do not include all information and footnotes required by U.S. GAAP for complete financial statement presentation. These unaudited interim financial statements should be read in conjunction with our audited financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2013. In the opinion of management, the interim condensed financial statements include all normal, recurring adjustments which are considered necessary for a fair presentation of the financial position of the Company at June 30, 2014, the results of our operations for the three and six month periods ended June 30, 2014 and June 30, 2013, and cash flows for the six month periods ended June 30, 2014 and June 30, 2013.

Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of results that may be expected for the year ending December 31, 2014. Amounts at December 31, 2013 are derived from our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

During the six months ended June 30, 2014, there were no significant changes to our critical accounting policies, which are included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Recent Accounting Standards

Certain reclassifications have been made to the prior period to confirm to the presentation of the current period.

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”. The update gives entities a single comprehensive model to use in reporting information about the amount and timing of revenue resulting from contracts to provide goods or services to customers. The proposed ASU, which would apply to any entity that enters into contracts to provide goods or services, would supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, the update would supersede some cost guidance included in Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts. The update removes inconsistencies and weaknesses in revenue requirements and provides a more robust framework for addressing revenue issues and more useful information to users of financial statements through improved disclosure requirements. In addition, the update improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

Note B – Inventory

Inventory is comprised of the following:

	June 30, 2014	December 31, 2013

Raw Materials	$1,434,000	$1,434,000
Work In Process	559,000	758,000
Finished Goods	349,000	278,000
Allowance for slow moving and obsolete inventory	(413,000)	(399,000)
	$1,929,000	$2,071,000

Note C – Net Loss Per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted average number of outstanding common shares during the period. Diluted net loss per common share includes the weighted average dilutive effect of stock options and warrants. Potential common shares outstanding as of June 30, 2014 and 2013:

	June 30, 2014	June 30, 2013
Warrants	3,224,000	2,435,000
Options	2,579,000	3,727,000

The number of securities not included in the diluted net loss per common share for the three and six months ended June 30, 2014 and the three and six months ended June 30, 2013 (because the effect would have been anti-dilutive) were 5,803,000 and 6,162,000, respectively.

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

Note E – Line of Credit and Debt

Our Line of Credit and Debt consisted of the following as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Imperium Line of Credit:
Interest payable in arrears for the preceding calendar month on the first day of each calendar month at a rate of 8% per annum plus “PIK” interest at a 2% per annum.
Unused line fee equal to 2% of the maximum amount available under the line, less the aggregate amounts outstanding to Imperium, payable on the first day of each calendar month.
Collateral Monitoring Fee of $2,500 due on the first day of each month.
Success fee of $175,000 if Imperium terminates due to an event of default, or if we terminate and pre-pay all amounts due to Imperium prior to the stated expiration date of January 16, 2016.	$914,000	$1,180,000

First Niagara:
Mortgage payable in equal monthly installments of $13,000 including interest at 8.25% through March 1, 2017 (“Maturity”), collateralized by the building, land and personal property	410,000	452,000
Debenture financing:
$543,000 in principal amount of Series A Debentures; interest at 15% per annum from August 1, 2013 through August 1, 2014, payable quarterly with first payment due November 1, 2013; maturity date of August 1, 2014	543,000	634,000
Bridge Loan with Cantone Asset Management, LLC:
Interest rate of 15% payable upon loan maturity; maturity date of August 1, 2014.	200,000	200,000
Total debt	2,067,000	2,466,000
Less debt discount (Debentures and Line of Credit financings)	(155,000)	(253,000)
Total debt	$1,912,000	$2,213,000

Line of Credit with Imperium Commercial Finance, LLC (“Imperium”)

On January 16, 2013 (the “Imperium Closing Date”), we entered into a 3-year Loan and Security Agreement (“LSA”) with Imperium, a new Senior Lender, to refinance our Line of Credit with Medallion Financial Corp (“Medallion”), see below for information on the Medallion Line of Credit.

Under the LSA, Imperium agreed to provide the Company with a revolving loan facility (the “Imperium Line of Credit”), which is secured by a first security interest in all of our receivables, inventory, and intellectual property rights along with a second security interest in our machinery and equipment (together the “Collateral”). The Maximum Funding Amount was originally $1,500,000 but in late July 2013, we were notified that Imperium was reducing the Maximum Funding Amount to $1,100,000 (however, we had to continue to maintain minimum Net Borrowing Availability of $100,000 so in essence the maximum amount available under the Imperium Line of Credit was lowered to $1,000,000).

Originally, the borrowing base was comprised of: 85% of eligible accounts receivables (excluding, without limitation, receivables remaining unpaid for more than 90 days from invoice date or 60 days from due date, contra receivables, and affiliated receivables), up to the lesser of 60% of eligible finished goods inventory at cost or 75% of appraised net orderly liquidation value of inventory, and a receivable dilution rate of less than 5% (the “Borrowing Base”).

On March 6, 2014, we were notified that Imperium was amending the Borrowing Base of the Imperium Line of Credit. More specifically, the amount available under the Imperium Line of Credit was capped to the lower of (i) $1,000,000, or (ii) 100% of the eligible outstanding accounts receivable. As of the date of this report, the Borrowing Base of the Imperium Line of Credit is based solely on Eligible Receivables.

In addition to the Imperium Line of Credit, the Imperium facility originally included a discretionary Supplemental Advance of up to $500,000 (the “Imperium Supplemental Advance”). Supplemental advances, once repaid, could not be re-borrowed, and advances were secured with the same Collateral as the Imperium Line of Credit. In late July 2013, we were notified that no further advances would be made under the Imperium Supplemental Advance.

On the Imperium Closing Date, we paid a closing fee of $10,000 to Imperium, and granted Imperium a 7-year warrant to purchase 2,000,000 common shares of the Company at an exercise price of $0.18 (the “Imperium Warrants”). We also paid an early termination fee of $25,000 to Medallion on the Imperium Closing Date. We also paid a finder’s fee of 3% of the gross proceeds from the Imperium financing, or $60,000, to Monarch Capital Group, LLC (Monarch), and issued Monarch a 5-year warrant to purchase 60,000 common shares of the Company at an exercise price of $0.18 (the “Monarch Warrant”).

So long as any obligations are due to Imperium, we must maintain certain minimum EBITDA (Earnings Before Interest, Taxes Depreciation and Amortization) requirements. More specifically, we must have had EBITDA of not less than (a) $25,000 for the Fiscal Quarter ended on or about March 31, 2013, (b) $100,000 for the Fiscal Quarter ended on or about June 30, 2013, (c) $200,000 for the Fiscal Quarter ending on or about September 30, 2013, and (d) $300,000 for the Fiscal Quarter ending on or about December 31, 2013 and for each of the Fiscal Quarters thereafter. We did not comply with the EBITDA covenant in any of the fiscal quarters listed, including the Second Quarter of 2014 (to be measured upon the filing of this Form 10-Q). This does constitute an event of default, and in an event of default, which also includes but is not limited to, our failure to make any payment when due, the interest rate on the Imperium Line of Credit can be increased by 4% for as long as the event of default occurs. Imperium’s other remedies include, but are not limited to, termination or suspension of Imperium’s obligation to make further advances to the Company, declaration of all amounts owed to Imperium due and payable. The increase in interest rate, given our current advances under the Imperium Line of Credit would not be material, however, if Imperium were to suspend or terminate further advances, or declare all amounts due and payable, this would have a material adverse effect on our business and negatively impact our ability to continue operations.

On May 20, 2013, Imperium waived the EBITDA requirement for the quarter ended March 31, 2013, and Imperium was paid $10,000 for costs related to account review. We have had discussions with Imperium about EBITDA non-compliance and any further actions they may take, however, as of the date of this report, although Imperium has not enforced any of its default remedies; no additional formal waivers have been issued.

We incurred $435,000 in costs related to the Imperium Line of Credit, which included the costs noted previously as well as $39,000 to Imperium for their legal fees, $2,000 for the Company’s legal fees, $9,000 in capitalized deferred financing costs and $290,000 as debt discount associated with the warrants issued to Imperium and Monarch. With the exception of the early termination fee of $25,000 paid to Medallion (which was fully recognized in the three months ended March 31, 2013), these costs are being amortized over the term of the facility (3 years). We recognized $34,000 of these costs in the three months ended June 30, 2014 and $68,000 of these costs in the six months ended June 30, 2014. We recognized $59,000 of these costs in the three months ended June 30, 2013, and $143,000 in costs in the six months ended June 30, 2013.

We incurred $52,000 and $56,000 in interest expense in the six months ended June 30, 2014 and June 30, 2013, respectively. We incurred $25,000 and $32,000 in interest expense in the three months ended June 30, 2014 and June 30, 2013, respectively.

As of June 30, 2014, the balance on the Imperium Line of Credit was $714,000, and the balance on the supplemental advance was $200,000, for a total loan balance of $914,000. As of June 30, 2014, additional loan availability on the line of credit was $115,000 and since Imperium suspended further advances under the Supplemental Advance, there was $0 in availability under the Supplemental Advance, for a total Loan Availability of $115,000 at June 30, 2014. The balance on the Imperium Line of Credit was $1,180,000 at December 31, 2013.There was a debt discount recorded in the amount of $145,000 and $193,000 for June 30, 2014 and December 31, 2013, respectively.

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

Under the Loan Agreement, Medallion provided the Company with up to $1,000,000 under a revolving secured line of credit (the “Medallion Line of Credit”), which was secured by a first security interest in all of our receivables, inventory, and intellectual property rights along with a second security interest in our machinery and equipment. The maximum amount available under the Medallion Line of Credit was subject to an Advance Rate that consisted of: 85% of eligible accounts receivable and up to 30% of eligible inventory (not to exceed $150,000). We did incur $8,000 in interest expense in the three and six months ended June 30, 2013. The amount outstanding on the Medallion Line of Credit as of June 30, 2014 was $0 since, all indebtedness due to Medallion was paid in full and Medallion’s security interest in our assets were terminated on January 16, 2013.

First Niagara Bank: Mortgage Consolidation Loan

On March 8, 2013, we entered into a Second Amendment to Loan Agreement (the “Second Mortgage Consolidation Loan Amendment”) with First Niagara Bank (“First Niagara”). The Mortgage Consolidation Loan is secured by our facility in Kinderhook, New York as well as various pieces of machinery and equipment. Under the Second Mortgage Consolidation Loan Amendment, the Mortgage Consolidation Loan was recast into a 4-year fully amortizing note with a one-year term through March 1, 2014. The interest rate was increased from 8.25% to 9.25% and the monthly payment was reduced to $14,115 from $14,437. We were also required to make a principal reduction payment of $25,000 at the time of closing. All other terms of the Mortgage Consolidation Loan remained unchanged, including compliance with a covenant (measured monthly) to maintain a certain level of liquidity (defined as any combination of cash, marketable securities or borrowing availability under one or more credit facilities other than the Mortgage Consolidation Loan).

On April 28, 2014, we entered into a Third Amendment to Loan Agreement (the “Third Mortgage Consolidation Loan Amendment”) with First Niagara Bank. The Mortgage Consolidation Loan continues to be secured by our facility in Kinderhook, New York as well as various pieces of machinery and equipment. Under the Third Mortgage Consolidation Loan Amendment, the Mortgage Consolidation Loan was recast into a 3-year fully amortizing note through March 1, 2017. The interest rate of the amended facility was decreased from 9.25% to 8.25%, and the monthly payment was reduced from $14,115 to $13,199. We were required to pay First Niagara a renewal fee of 1% of the principal balance as of April 1, 2014, or $4,200. No principal reduction payment was required. All other terms of the Mortgage Consolidation Loan remained unchanged, including compliance with the covenant previously referenced.

The balance on the Mortgage Consolidation Loan was $410,000 at June 30, 2014 and $452,000 at December 31, 2013. Interest expense recognized in the six months ended June 30, 2014 and June 30, 2014 was $17,000 and $25,000, respectively. Interest expense recognized in the three months ended June 30, 2014 and June 30, 2013 was $ 10,000 and $13,000, respectively.

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

As compensation for their placement agent services, Cantone received a cash fee of 5% of the gross amount of existing Series A Debentures, or $37,500. Cantone also received 1% of the gross amount of Series A Debentures, or $7,500, as a non-accountable expense allowance and we reimbursed Cantone $5,000 in legal fees incurred in connection with the amendment of the Series A Debentures. These costs, totaling $50,000 were amortized over the term of the extension (12 months). We amortized $0 of this expense in six months ended June 30, 2014 and $31,000 of this expense in the six months ended June 30, 2013 (of which $6,000 was share-based payment expense). We amortized $0 in expense in the three months ended June 30, 2014 and $15,000 of this expense in the three months ended June 30, 2013 (of which $3,000 was share-based payment expense).

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

As compensation for their placement agent services, Cantone received 1) a cash fee of 5% ($39,750) of the gross amount ($795,000) of existing Series A Debentures and the CAM note combined, 2) a 3-year warrant to purchase 75,000 common shares at an exercise price of $0.14 (the average closing sale price of our common shares for the 5 days business days ending October 7, 2013), and 3) a non-accountable expense allowance paid with 115,000 restricted shares of our common stock (in lieu of cash). We also paid $4,000 in legal fees incurred by Cantone. These costs are being amortized over the term of the 12-month extension. We amortized $44,000 in costs in the six months ended June 30, 2014 and $0 in costs in the six months ended June 30, 2013 (as we did not enter into this extension until October 2013). We amortized $22,000 in costs in the three months ended June 30, 2014 and $0 in costs in the three months ended June 30, 2013 (as we did not enter into this extension until October 2013).

The fair value of the Cantone warrant is $10,000 and we recognized 100% of this expense on the date of the grant, or $10,000 in the fourth quarter of the year ended December 31, 2013.

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

The maturity date of the 2013 Bridge Loan is August 1, 2014, and it bears simple interest in advance of 15% that was paid in the form of 300,000 shares of restricted shares of ABMC common stock. In addition to the interest, as inducement to enter into the 2013 Bridge Loan, we issued 153,486 restricted shares of our common stock, and the we issued CAM a 3-year warrant to purchase 250,000 common shares at an exercise price of $0.14 (the average closing sale price of our common shares for the 5 days business days ending October 7, 2013). The warrants were 100% exercisable on the date of the grant. The fair value of the CAM warrant is $35,000 and we recognized 100% of this expense in the fourth quarter of the year ended December 31, 2013.

On October 7, 2013, we entered into an Agreement to the Series A Debenture (the “2013 Series A Debenture Amendment”) with 30 of the 32 holders of Series A Debentures (the “Debenture Holders”) (representing $634,500 of Series A Debentures). One of the Debenture Holders (representing $10,500 in Series A Debentures) did not wish to extend and we used the net proceeds and cash on hand to pay the principal amount due to this Holder. One of the Debenture Holders transferred their investment to another existing Debenture Holder. As previously indicated, the extension period of either 6 or 12 months was at the election of the Debenture Holder. 27 of the 30 Debenture Holders (representing $543,500 of Series A Debentures) elected to extend for a period of 12 months. The other 3 (representing $91,000 in Series A Debentures) elected to extend for a period of 6 months. The 27 holders that elected to extend for a 12-month period were each issued a warrant to purchase 1 shares of common stock for each $1.00 that was extended. We issued 2-year warrants to purchase 543,500 shares of our common stock at an exercise price of $0.14 (the average closing sale price of our common shares for the 5 days business days ending October 7, 2013). The fair value of the Debenture Holder warrants is $76,000 and we are amortizing this cost over the term of the Series A Debenture extension, or 12 months. We recognized $38,000 of this expense in the six months ended June 30, 2014 and $0 in expense in the six months ended June 30, 2013 (as we did not issue the warrants until October 2013). We recognized $19,000 of this expense in the three months ended June 30, 2014 and $0 in expense in the three months ended June 30, 2013 (as we did not issue the warrants until October 2013). As of June 30, 2014, there was $6,000 in unrecognized expense with 1 months remaining. We recognized $42,000 in interest expense in the six months ended June 30, 2014 and $60,000 in the six months ended June 30, 2013. We recognized $20,000 in interest expense in the three months ended June 30, 2014 and $30,000 in the three months ended June 30, 2013. We had $25,000 in accrued interest expense at June 30, 2014.

On February 7, 2014, we paid $91,000 to the 6-month extension Debenture Holders; therefore as of June 30, 2014, the amount due to Debenture Holders is $543,500. We recorded a debt discount in the amount of $12,000 and $60,000 for June 30, 2014 and December 31, 2013, respectively, related to securities issued in connection with the Series A Debentures.

Note F – Stock Options and Warrants

Stock Options

We currently have three non-statutory stock option plans, the Fiscal 2000 Non-statutory Stock Option Plan (the “2000 Plan”), the Fiscal 2001 Non-statutory Stock Option Plan (the “2001 Plan”) and the 2013 Equity Compensation Plan (the “2013 Plan”). All three plans have been adopted by our Board of Directors and approved by our shareholders. The 2000 Plan provides for the granting of options to purchase up to 1,000,000 common shares, and the 2001 Plan and the 2013 Plan each provide for the granting of options to purchase up to 4,000,000 common shares. Only the 2001 Plan has options issued. Only the 2001 Plan and the 2013 Plan have options available for future issuance. We issued stock options to purchase 80,000 shares of our common stock in the three and six months ended June 30, 2014.

June 2014 Stock Options

On June 19, 2014 we issued 3 stock option grants to purchase 20,000 shares each of the Company’s common stock (for a total of 60,000) to 3 members of our Board of Directors under our 2001 Plan. On June 20, 2014, we issued a stock option grant to purchase 20,000 shares of our common stock to 1 board member under our 2001 Plan. These options were issued in connection with the automatic option grants to directors under our 2001 Plan. All of these stock options have an exercise price of $0.12, the closing price of our common shares on the grant dates. All of the options vest 100% on the one-year anniversary of the date of the grant, as provided in the 2001 Plan. The fair value of the options issued on June 19, 2014 is $7,000 and was estimated using the Black-Scholes pricing model using the following weighted average assumptions: dividend yield of 0%; risk-free interest rate of 2.64; expected life of 10 years; and stock price volatility of 73%. We will amortize this share based payment expense over the vesting period (1 year, or 12 months). We amortized less than $1,000 of this share based payment expense in three and six months ended June 30, 2014, and $0 of share based payment expense in the three and six months ended June 30, 2013 (as these options were not issued until June 2014). The fair value of the option issued on June 20, 2014 is less than $3,000 and was estimated using the Black-Scholes pricing model using the following weighted average assumptions: dividend yield of 0%; risk-free interest rate of 2.63; expected life of 10 years; and stock price volatility of 73%. We will amortize this share based payment expense over the vesting period (1 year, or 12 months). We amortized less than $1,000 of this share based payment expense in three and six months ended June 30, 2014, and $0 of share based payment expense in the three and six months ended June 30, 2013 (as these options were not issued until June 2014). As of June 30, 2014, there was $9,000 in unrecognized share based payment expense with 11 months remaining for all of these option grants.

The following stock options were previously issued and were either fully or partially expensed in either the three and six months ended June 30, 2014 or the three and six months ended June 30, 2013.

June 2013 Stock Options

On June 20, 2013, we issued options to purchase 25,000 shares of the Company’s common stock under our Fiscal 2001 Stock Option Plan (“2001 Option Plan”) to a member of our Science Advisory Board (“SAB”). The SAB was put back into place in the first half of 2013 after being inactive for a number of years. New members were added in our efforts to diversify our business and explore new technologies. The stock option has an exercise price of $0.14, the closing price of our common shares on June 20, 2013, and it vests over 24 months as follows: 12,500 common shares on June 20, 2014, and 12,500 common shares on June 20, 2015. The fair value of these options is $4,000 and was estimated using the Black-Scholes pricing model. We are amortizing this share based payment expense over the vesting period (24 months). We amortized less than $1,000 of this share based payment expense in both the six months ended June 30, 2014 and June 30, 2013. We recognized less then $1,000 in share based payment expense in both the three months ended June 30, 2014 and June 30, 2013. As of June 30, 2014, there was $2,000 in unrecognized share based payment expense with 11 months remaining.

On June 25, 2013, we issued options to purchase 200,000 shares of our common stock under our 2001 Plan to our (then) executive vice president and chief compliance officer, Melissa Waterhouse (“Waterhouse”); Waterhouse was subsequently appointed as Chief Executive Officer in June 2014. The Waterhouse stock option has an exercise price of $0.14, the closing price of our common shares on June 25, 2013 and it vests over 36 months as follows: 66,000 common shares on June 25, 2014; 66,000 common shares on June 25, 2015 and 68,000 common shares on June 20, 2016. The fair value of these options is $28,000 and was estimated using the Black-Scholes pricing model. We are amortizing this share based payment expense over the vesting period (36 months). We amortized $5,000 of this share-based payment expense in the six months ended June 30, 2014 and less than $1,000 in share-based payment expense in the six months ended June 30, 2013. We amortized $2,000 of this share-based payment expense in the three months ended June 30, 2014 and less than $1,000 in the three months ended June 30, 2013. As of June 30, 2014, there was $18,000 in unrecognized share based payment expense with 23 months remaining.

April 2013 Stock Options

On April 26, 2013, we issued options to purchase 50,000 shares of our common stock under the 2001 Plan to a consultant. The stock option has an exercise price of $0.18, the closing price of our common shares on April 26, 2013, and it vests over 24 months as follows: 25,000 common shares on April 26, 2014 and 25,000 common shares on April 26, 2015. The fair value of these options is $9,000 and was estimated using the Black-Scholes pricing model. We are amortizing this share based payment expense over the vesting period (24 months). We recognized $2,000 of this share based payment expense in the six months ended June 30, 2014 and $1,000 in the six months ended June 30, 2013. We recognized $1,000 in share-based payment expense in both the three months ended June 30, 2014 and in the three months ended June 30, 2013. As of June 30, 2014, there was $3,000 in unrecognized share based payment expense with 9 months remaining.

On April 15, 2013, we issued options to purchase 25,000 shares of our common stock under the 2001 Plan to another member of our SAB. The stock option has an exercise price of $0.16, the closing price of our common shares on April 15, 2013, and it vests over 24 months as follows: 12,500 common shares on April 15, 2014 and 12,500 common shares on April 15, 2015. The fair value of these options is $4,000 and was estimated using the Black-Scholes pricing model. We are amortizing this share based payment expense over the vesting period (24 months). We recognized $1,000 in share-based payment expense in the six months ended June 30, 2014 and less than $1,000 in the six months ended June 30, 2013. We recognized less than $1,000 of this share-based payment expense in both the three months ended June 30, 2014 and June 30, 2013. As of June 30, 2014, there was $1,000 in unrecognized share based payment expense with 9 months remaining.

February 2013 Employee/Consultant Stock Options

On February 21, 2013, we issued options to purchase 102,000 shares of common stock under our 2001 Plan to 1 executive officer (Waterhouse), 13 non-executive employees of the Company, and 1 consultant at an exercise price of $0.26, the closing price of our common shares on February 21, 2013 (the “February 2013 Stock Options”). The February 2013 Stock Options vested 100% on the 12 month anniversary of the date of the grant, or on February 21, 2014. The fair value of the February 2013 Stock Options is $27,000 and was estimated using the Black-Scholes pricing model. We amortized this share based payment expense over the vesting period of 12 months. We recognized $3,000 of this share-based payment expense in the six months ended June 30, 2014 and $11,000 in the six months ended June 30, 2013. We amortized $0 of this share-based payment expense in the three months ended June 30, 2014 and $7,000 in the three months ended June 30, 2013. As of June 30, 2014, there was $0 in unrecognized share-based payment expense with 0 months remaining.

Imperium Financing Stock Options

On January 16, 2013, as compensation for his execution of a Personal Guarantee required under the Imperium LSA, the Company’s (then) Chief Executive Officer, Stan Cipkowski (“Cipkowski”) was awarded an option grant representing 500,000 common shares of the Company under our 2001 Plan, at an exercise price of $0.15, the closing price of our common shares on January 16, 2013 (the “Cipkowski Imperium Stock Option”). The Cipkowski Imperium Stock Option originally vested over 36 months in equal installments. The fair value of the Cipkowski Imperium Stock Option is $73,000 and was estimated using the Black-Scholes pricing model. This share based payment expense was originally being amortized over the vesting period of 36 months, however, on November 1, 2013, we were notified of Mr. Cipkowski’s death. Under the terms of the Cipkowski Imperium Stock Option, any unvested portion of the stock option became immediately exercisable upon Mr. Cipkowski’s death. As a result, we are no longer amortizing the Cipkowski Imperium Stock Option; rather we recognized the remaining $54,000 in expense in the three months ended December 31, 2013. Given this, we recognized $0 in share-based payment expense in the six months ended June 30, 2014 and $12,000 in the six months ended June 30, 2013. We recognized $0 in share-based payment expense in the three months ended June 30, 2014 and $6,000 in the three months ended June 30, 2013. As of June 30, 2014, there was $0 in unrecognized share based payment expense with 0 months remaining.

September 2012 Employee Stock Options

On September 20, 2012, we issued 2 stock option grants to purchase 50,000 shares each (for a total of 100,000) of our common stock to 2 non-executive employees at an exercise price of $0.18, the closing price of our common shares on the date of the grant (“September 2012 Stock Options”). The September 2012 Stock Options vest over 36 months in installments as follows: 33,000 common shares on September 20, 2013, 33,000 common shares on September 20, 2014 and 34,000 common shares on September 20, 2015. The fair value of the September 2012 Stock Options is $18,000 and was estimated using the Black-Scholes pricing model. We are amortizing this share based payment expense over the vesting period of 36 months. We recognized $3,000 of this share-based payment expense in both the six months ended June 30, 2014 and in the six months ended June 30, 2013. We amortized $2,000 of this share-based payment expense in both the three months ended June 30, 2014 and June 30, 2013. As of June 30, 2014, there was $7,000 in unrecognized share-based payment expense with 14 months remaining.

Medallion Line of Credit Stock Options

As a condition to the Medallion Line of Credit, Cipkowski and our (then) controller J. Duncan Urquhart (“Urquhart”) were each required to execute Validity Guarantees (the “Validity Guarantees”). Under the Validity Guarantees, Cipkowski and Urquhart provided representations and warranties with respect to the validity of our receivables as well as guaranteeing the accuracy of our reporting to Medallion related to our receivables. As compensation for their execution of the Validity Guarantees, on April 20, 2012, Cipkowski and Urquhart were each awarded an option grant representing 250,000 common shares under our 2001 Plan, at an exercise price of $0.18, the closing price of our common shares on the date of the grant. The option grants originally vested over 36 months. The fair value of the Cipkowski and Urquhart stock option grants was $45,000 each (for a total of $90,000), and was estimated utilizing the Black-Scholes option-pricing model.

This share based payment expense was to be recognized over the vesting period of 36 months. However, on August 6, 2013, Urquhart was terminated from employment and 167,500 stock options (the unvested portion of his stock option grant) was cancelled and returned to the 2001 Plan. The share based payment expense of $13,000 recorded through August 2013 for these unvested options was reversed and no further expense incurred. 82,500 stock options (the vested portion) remained exercisable until November 6, 2013 under the terms of Urquhart’s stock option agreement, however the options were never exercised, and on November 7, 2013, the 82,500 remaining Urquhart options were cancelled. We amortized $0 in share-based payment expense in the six months ended June 30, 2014 and $8,000 in the six months ended June 30, 2013. We amortized $0 in share-based payment expense in the three months ended June 30, 2014 and $4,000 in the three months ended June 30, 2013. As of June 30, 2014, there was $0 in unrecognized share based payment expense with 0 months remaining related to the Urquhart grant.

On November 1, 2013, we were notified of Mr. Cipkowski’s death. Under the terms of the Cipkowski Medallion Stock Option, any unvested portion of the stock option became immediately exercisable upon Mr. Cipkowski’s death. As a result, we are no longer amortizing the Cipkowski Medallion Stock Option; rather we recognized the remaining $23,000 in expense in the three months ended December 31, 2013. We amortized $0 in share-based payment expense in the six months ended June 30, 2014 and $8,000 in the six months ended June 30, 2013. We amortized $0 in share-based payment expense in the three months ended June 30, 2014 and $4,000 in the three months ended June 30, 2013. As of June 30, 2014, there was $0 in unrecognized share based payment expense with 0 months remaining related to the Cipkowski grant.

As another condition to the financing, Edmund Jaskiewicz, our President and Chairman of the Board (“Jaskiewicz”) was required to execute another Subordination Agreement (“Subordination Agreement”) related to the Jaskiewicz Debt (the $124,000 currently owed to Jaskiewicz by the Company). Under the Subordination Agreement, the Jaskiewicz Debt was not payable, was junior in right to the Medallion Line of Credit and no payment could be accepted or retained by Jaskiewicz for the Jaskiewicz Debt unless and until we paid and satisfied in full any obligations to Medallion. As compensation for his execution of the Subordination Agreement, on April 20, 2012, Jaskiewicz was awarded an option grant representing 150,000 common shares of the Company under the 2001 Plan, at an exercise price of $0.18, the closing price of our common shares on the date of the grant. The option grant vests over 36 months as follows: 49,500 common shares on April 20, 2013, 49,500 common shares on April 20, 2014 and 51,000 common shares on April 20, 2015. The fair value of the Jaskiewicz stock option grant was estimated utilizing the Black-Scholes option-pricing model. The value of the stock option grant totaled $27,000 and we are recognizing this share-based payment expense over the vesting period of 36 months. We recognized $4,000 of share-based payment expense in the both the six months ended June 30, 2014 and June 30, 2013. We recognized $2,000 of share-based payment expense in both the three months ended June 30, 2014 and June 30, 2013. As of June 30, 2014, there was $7,000 in unrecognized share based payment expense with 9 months remaining.

Warrants

We did not issue any warrants in the six or three months ended June 30, 2014. The following warrants were previously issued and were either fully or partially expensed in the six or three months ended June 30, 2014, or the six or three months ended June 30, 2013:

Imperium Warrants

On January 16, 2013, in connection with the Imperium Line of Credit, we granted Imperium a 7-year warrant to purchase 2,000,000 common shares of the Company at an exercise price of $0.18, the closing price of our common shares on January 16, 2013 (the “Imperium Warrant”). The Imperium Warrant was 100% (or 2,000,000 common shares) exercisable on the date of issuance. The fair value of the Imperium Warrant is $290,000 and was estimated using the Black-Scholes pricing model. We are capitalizing this cost as debt issuance costs amortized over the term of the Imperium LSA (3 years). We amortized $48,000 of this debt discount in both the six months ended June 30, 2014 and June 30, 2013. We amortized $24,000 of this debt discount in both the three months ended June 30, 2014 and June 30, 2013. As of June 30, 2014, there was $145,000 in unrecognized cost with 18 months remaining.

Monarch Capital LLC Warrants

On January 16, 2013, as part of their finder’s fee compensation, we issued Monarch Capital Group, LLC (“Monarch”) a 5-year warrant representing 3% of the Imperium Warrant, or a 5-year warrant to purchase 60,000 common shares of the Company, also at a strike price of $0.18, the closing price of our common shares on January 16, 2013 (the “Monarch Warrant”). The Monarch Warrant was 100% (or 60,000 common shares) exercisable on the date of issuance. The fair value of the Monarch Warrant is $9,000 and was estimated using the Black-Scholes pricing model. We are capitalizing this cost as deferred financing cost amortized over the term of the Imperium LSA, or over 36 months. We amortized $1,000 of this deferred financing cost in both the six months ended June 30, 2014 and June 30, 2013. We amortized less than $1,000 in both the three months ended June 30, 2014 and June 30, 2013. As of June 30, 2014, there was $4,000 in unrecognized costs with 18 months remaining.

Series A Debenture Holder Warrants

On October 7, 2013, the 27 Debenture Holders that elected to extend their Series A Debentures for a 12-month period were each issued a warrant to purchase 1 share of common stock for each $1.00 that was extended. We issued 2-year warrants to purchase 543,500 shares of our common stock at an exercise price of $0.14 (the average closing sale price of our common shares for the 5 days business days ending October 7, 2013) to these 27 Holders (the “2013 Holder Warrants”). The fair value of the Debenture Holder warrants $76,000, and was estimated utilizing the Black-Scholes option-pricing model. We are amortizing this cost over the term of the Series A Debenture extension, or 12 months. We recognized $38,000 in expense in the six months ended June 30, 2014 and $0 in the six months ended June 30, 2013 (as the Debenture Holder warrants were not issued until October 2013. We recognized $19,000 in expense in the three months ended June 30, 2014 and $0 in the three months ended June 30, 2013 (as the Debenture Holder warrants were not issued until October 2013. As of June 30, 2014, there was $6,000 in unrecognized debt issuance expense with 1 month remaining.

Note G – Subsequent Events

Our Series A Debentures and Bridge Loan with Cantone Asset Management matured on August 1, 2014. As of the date of this report, we are unable to pay back the principal amount of $743,500 related to the Series A Debentures and Cantone Asset Management Bridge Loan (the “Debenture Debt”). We are however able to continue to make interest payments on the Debenture Debt. On July 30, 2014, we entered into a term sheet to engage CRI to solicit existing holders of the Debenture Debt (the “Holders”) to forbear from exercising remedies of default related to the non-payment of principal until February 1, 2015. The principal amount extended is dependent on the desire of the Holders to forbear. The Company can give no assurances that any or all of the Holders will grant the forbearance.

We will pay CRI a fee for assisting the Company in obtaining forbearance from the Holders in the amount of 1% in cash of principal amount held by Holders that agree to the forbearance, and 1% in restricted stock (using a price of $0.12 per share (which is the average closing price of the Company’s common shares for the last ten (10) preceding trading days) to determine the number of restricted shares to be issued. We are also reimbursing CRI's legal fees of $1,000.

As of the date of this report, we have received 19 Forbearance Agreements representing $571,250 of the $743,500 of Debenture Debt. We have been informed that one Holder does not wish to provide forbearance; therefore we will be paying principal in the amount of $20,250 to this Holder. We are in the process of obtaining the additional Forbearance Agreements representing the remaining $152,000 of Debenture Debt.

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

Overview/Plan of Operations

Sales in the six and three months ended June 30, 2014 decreased when compared to the three and six months ended June 30, 2013. This was as a result of the cessation of the marketing and sale of OralStat in the Workplace market (see Part I; Note D). During the six months ended June 30, 2014, we recorded an operating profit of $85,000 and a net loss of $32,000. We had cash provided by operating activities of $213,000.

We continue to examine all expenses closely in efforts to achieve profitability (if sales levels improve) or to minimize losses going forward (if sales continue to decline). In August 2013, we implemented a number of expense and personnel cuts, and we implemented a salary and commission deferral program. The salary deferral program consists of a 20% salary deferral for our 2 (then) executive officers (Stan Cipkowski and Melissa Waterhouse) as well as a 20% salary deferral for our non-executive VP Operations, Douglas Casterlin and a sales consultant. The commission deferral program consists of a 50% deferral of employee commissions. As of June 30, 2014, we have deferred salary compensation owed of $39,000 and deferred commision owed of $84,000. In April 2014 and May 2014, we did repay a small portion of the commission deferrals (approximately $24,000) and as cash flow from operations allows, we intend to continue to make paybacks, however the deferral program is continuing and we expect it will continue for up to another 12 months.

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

In the three months ended June 30, 2014, we continued to take actions to bring a urine-based, all-inclusive drug test to the clinical and possibly consumer market. We also continued to refocus our sales efforts on the forensic and international markets for oral fluid. In the three months ended June 30, 2014, we also started exploring new testing assays for our core markets. In addition, on January 17, 2014, we retained Landmark Financial Corporation to provide certain financial advisory services to the Company. Landmark is assisting our executive management and Board of Directors with the evaluation of certain strategic opportunities currently before the Company, as well as assisting the Company in locating alternative debt facilities.

Our continued existence is dependent upon several factors, including our ability to raise revenue levels and reduce costs to generate positive cash flows, and to obtain working capital by selling additional shares of our common stock, securing additional credit facilities, as necessary, and/or refinancing current credit facilities.

RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JUNE 30, 2014

COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2013

Net Sales: Net sales in the six months ended June 30, 2014 declined 14.5% when compared to net sale in the six months ended June 30, 2013. In November 2013, we ceased marketing and selling our OralStat product to the Workplace market after the FDA informed the Company that OralStat (at an overall accuracy rate of 92%) was not substantially equivalent to the predicate device. Sales of OralStat in the Workplace market typically accounted for 15% or more of our net sales. We have refocused our efforts on forensic and international oral fluid sales as well as sales of our urine-based products to our core markets; however, these efforts did not result in an offset to the work place oral fluid sales decline in the three months ended June 30, 2014 (they did somewhat offset the declines in the three months ended March 31, 2014).

Government sales improved in the six months ended June 30, 2014 when compared to the six months ended June 30, 2013. Price pressures from foreign competitors continue in the Government market, however we have recently had some success with securing some government contracts/orders where quality and service were considered above pricing. Foreign manufacturers continue to be able to offer their products at a lower price due to lower costs related to labor, material, regulatory compliance, insurance, etc.; therefore, it remains difficult to compete when cost is the primary factor. Government contracts are often awarded via an open solicitation process and in most cases, the bidder with the lowest priced product is awarded the contract. In addition, many state agencies are decreasing their purchasing levels in attempt to close their budget deficits. We are hopeful that our urine-based, all-inclusive drug test coming out in the latter part of this fiscal year will enable us to be even more cost competitive in this market.

International sales were also down in the six months ended June 30, 2014 when compared to the six months ended June 30, 2013. Sales in Latin America and certain parts of Europe declined and that was only partially offset by increased sales in other parts of the world. In mid-late 2013, we contracted with two new international distributors and we are hopeful they will positively impact international sales going forward.

Contract manufacturing sales improved in the six months ended June 30, 2014 when compared to the six months ended June 30, 2013, primarily due to increased contract manufacturing of a product for fetal amniotic rupture.

COST OF GOODS SOLD/GROSS PROFIT: Cost of goods decreased to 56.8% of net sales in the six months ended June 30, 2014 from 61.1% of net sales in the six months ended June 30, 2013. Gross profit increased to 43.2% of net sales in the six months ended June 30, 2014 from 38.9% of net sales in the six months ended June 30, 2013. Price pressures from foreign manufacturers and overall market conditions continue to impact sales margins, however, in the six months ended June 30, 2014, this price pressure was offset by increased efficiency in manufacturing stemming from the expense reductions that were implemented in the latter part of 2013 and early in the six months ended June 30, 2014. We continuously evaluate our production personnel levels as well as our product manufacturing levels and inventory to ensure they are adequate to meet current and anticipated sales demands.

OPERATING EXPENSES: Operating expenses decreased 32.0% in the six months ended June 30, 2014, compared to the six months ended June 30, 2013. In the latter part of Fiscal 2013 and into the early part of the six months ended June 30, 2014, we made a number of personnel and expense cuts in efforts to improve our financial condition and cash flow. The full benefit of these expense reductions made to date is being recognized in the six months ended June 30, 2014. In the six months ended June 30, 2014, reductions in all expense divisions of the Company were recognized. More specifically:

Research and Development (“R&D”) expense

R&D expense decreased 48.9% when comparing the six months ended June 30, 2014 with the six months ended June 30, 2013. This stems primarily from decreased salaries and employment taxes as well as decreased FDA compliance costs. The decrease in FDA compliance costs stems from the extraordinary efforts we were taking in the six months ended June 30, 2013 to file our oral fluid marketing clearance application. These expenses did not reoccur in the six months ended June 30, 2104. These reductions were nominally offset by increases in supplies and materials and repairs and maintenance costs. Our R&D department continues to focus their efforts on the enhancement of current products, development of new product platforms and exploration of contract manufacturing opportunities.

Selling and Marketing expense

Selling and marketing expense in the six months ended June 30, 2014 decreased 42.2% when compared to the six months ended June 30, 2013. Decreased salaries and consulting expenses in both selling and marketing, sales commissions (due to decreased sales and some limited restructuring of commission programs) and postage charges were nominally offset by increased supply costs. In the six months ended June 30, 2014, we continued to promote our products through selected advertising, participation at high profile trade shows and other marketing activities. Our direct sales force focused their selling efforts in our target markets, which include, but are not limited to, Workplace and Government, as well as focusing on the physician and pain management clinic market with our CLIA waived Rapid TOX product line, and focusing on the forensic and international markets for our OralStat product.

General and Administrative (“G&A” expense)

G&A expense for the six months ended June 30, 2014 decreased 21.1% when compared to the six months ended June 30, 2013. Decreases in investor relations, warehouse salaries, salaries and benefits (due to the reduction in executive management personnel after the death of our former CEO Stan Cipkowski in October 2013), legal fees (due to the settlement of litigation, brought by the Company, in August 2013 against one former officer (Martin Gould) and one former employee (Jacqueline Gale) as well as Advanced Diagnosticum Products, Inc and Biosure, Inc.), patents & licenses, bank service fees, repairs and maintenance and share-based payment expense were partially offset by an increase in brokers fees (in connection with debt financings). Share based payment expense was $19,000 in the six months ended June 30, 2014 compared to $61,000 in the six months ended June 30, 2013.

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JUNE 30, 2014

COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2013

Net Sales: Net sales in the three months ended June 30, 2014 declined 23.9% when compared to net sales in the three months ended June 30, 2013. In November 2013, we ceased marketing and selling our OralStat product to the Workplace market after the FDA informed the Company that OralStat (at an overall accuracy rate of 92%) was not substantially equivalent to the predicate device. Sales of OralStat in the Workplace market typically accounted for 15% or more of our net sales. We have refocused our efforts on forensic and international oral fluid sales as well as sales of our urine-based products to our core markets; however, these efforts had little impact in the three months ended June 30, 2014 and did not result in an offset to the work place oral fluid sales decline in the three months ended June 30, 2014 (even though they did somewhat offset the declines in the three months ended March 31, 2014). In addition, government sales declined in the three months ended June 30, 2014 when they have been increasing over the past several quarters.

Government sales declined in the three months ended June 30, 2014 when compared to the three months ended June 30, 2013. We believe this may be due to the fact that some states are being fiscally conservative and decreasing their drug testing budgets and with some accounts; it may be an order timing issue. We are unsure if this new trend will continue into future quarters. The same price pressures from foreign competitors previously noted continue to affect government sales. We are hopeful that our urine-based, all-inclusive drug test coming out in the latter part of this fiscal year will enable us to be even more cost competitive in this market.

International sales were also down in the three months ended June 30, 2014 when compared to the six months ended June 30, 2013. Sales in Latin America, Europe and other parts of the world declined. In mid-late 2013, we contracted with a two new international distributors and we are hopeful they will positively impact international sales going forward.

Contract manufacturing sales improved in the three months ended June 30, 2014 when compared to the three months ended June 30, 2013, primarily due to increased contract manufacturing of a product for fetal amniotic rupture.

COST OF GOODS SOLD/GROSS PROFIT: Cost of goods decreased to 56.4% of net sales in the three months ended June 30, 2014 from 59.3% of net sales in the three months ended June 30, 2013. Gross profit increased to 43.7% of net sales in the three months ended June 30, 2014 from 40.7% of net sales in the three months ended June 30, 2013. Price pressures from foreign manufacturers and overall market conditions continue to impact sales margins, however, in the three months ended June 30, 2014, this price pressure was offset by increased efficiency in manufacturing stemming from the expense reductions that were implemented prior to the three months ended June 30, 2014. We continuously evaluate our production personnel levels as well as our product manufacturing levels and inventory to ensure they are adequate to meet current and anticipated sales demands.

OPERATING EXPENSES: Operating expenses decreased 35.0% in the three months ended June 30, 2014, compared to the three months ended June 30, 2013. In the latter part of Fiscal 2013 and prior to the three months ended June 30, 2014, we made a number of personnel and expense cuts in efforts to improve our financial condition and cash flow. The full benefit of these expense reductions made to date is being recognized in the three months ended June 30, 2014. In the three months ended June 30, 2014, reductions in all expense divisions of the Company were recognized. More specifically:

Research and Development (“R&D”) expense

R&D expense increased 60.9% when comparing the three months ended June 30, 2014 with the three months ended June 30, 2013. This stems primarily from decreased salaries and employment taxes as well as decreased FDA compliance costs. The decrease in FDA compliance costs stems from the extraordinary efforts we were taking in the three months ended June 30, 2013 to file our oral fluid marketing clearance application. These expenses did not reoccur in the three months ended June 30, 2104. Our R&D department continues to focus their efforts on the enhancement of current products, development of new product platforms and exploration of contract manufacturing opportunities.

Selling and Marketing expense

Selling and marketing expense in the three months ended June 30, 2014 decreased 45.7% when compared to the three months ended June 30, 2013. Decreased salaries and consulting expenses in both selling and marketing, sales commissions (due to decreased sales and some limited restructuring of commission programs) and postage charges were nominally offset by increased trade show costs. In the three months ended June 30, 2014, we continued to promote our products through selected advertising, participation at high profile trade shows and other marketing activities. Our direct sales force focused their selling efforts in our target markets, as well as focusing on the physician and pain management clinic market with our CLIA waived Rapid TOX product line, and focusing on the forensic and international markets for our OralStat product.

General and Administrative (“G&A” expense)

G&A expense for the three months ended June 30, 2014 decreased 20.6% when compared to the three months ended June 30, 2013. Decreases in warehouse salaries, salaries and benefits (due to the reduction in executive management personnel after the death of our former CEO Stan Cipkowski in October 2013), legal fees (due to the settlement of litigation, brought by the Company, in August 2013 against one former officer (Martin Gould) and one former employee (Jacqueline Gale) as well as Advanced Diagnosticum Products, Inc and Biosure, Inc.), patents & licenses, repairs and maintenance and share-based payment expense were partially offset by an increase in bank service fees and brokers fees (in connection with debt financings). Share based payment expense was $11,000 in the three months ended June 30, 2014 compared to $25,000 in the three months ended June 30, 2013.

Liquidity and Capital Resources as of June 30, 2014

Our cash requirements depend on numerous factors, including product development activities, penetration of our core markets, and effective management of inventory levels and production levels in response to sales forecasts. We expect to devote capital resources to continue product development and research and development activities. We will examine other growth opportunities including strategic alliances and expect such activities will be funded from existing cash and cash equivalents, issuance of additional equity or additional borrowings, subject to market and other conditions. Our financial statements for the year ended December 31, 2013 were prepared assuming we will continue as a going concern. Although our financial condition has improved when comparing the six months ended June 30, 2014 with the six months ended June 30, 2013, our current cash balances, together with cash generated from future operations and amounts available under our credit facilities may not be sufficient to fund operations for the next twelve months. If cash generated from operations is not sufficient to satisfy our working capital and capital expenditure requirements, we will be required to sell additional equity or obtain additional credit facilities. There is no assurance that such financing will be available or that we will be able to complete financing on satisfactory terms, if at all.

As of June 30, 2014, we had the following debt/credit facilities:

Facility	Debtor	Balance as of June 30, 2014
Mortgage Consolidation Loan	First Niagara Bank	$410,000
Revolving Line of Credit	Imperium Commercial Finance	$714,000	*
Supplemental Advance Loan	Imperium Commercial Finance	$200,000
Series A Subordinated Debentures	Various individual holders	$543,000
Bridge Loan	Cantone Asset Management LLC	$200,000

*Additional Loan Availability was $115,000 as of June 30, 2014.

Working Capital

Our working capital increased $296,000 at June 30, 2014 when compared to working capital at December 31, 2013 primarily as a result of reclassification of a portion of our mortgage consolidation loan with First Niagara from short-term to long-term as a result of the third amendment of the mortgage consolidation loan (in which the term was increased to 3 years) as well as decreases in account payable, accrued expenses and amounts due under our line of credit and debentures (which was a result of a partial pay off), offset by a reduction in our cash balances, accounts receivable and inventory.

We have historically satisfied net working capital requirements through cash from operations and bank debt.

Dividends

We have never paid any dividends on our common shares and anticipate that all future earnings, if any, will be retained for use in our business, and therefore, we do not anticipate paying any cash dividends.

Cash Flows

A net loss of $32,000 for the six months ending June 30, 2014, plus a reduction in inventory of $127,000, a reduction in accounts receivable of $145,000 offset by a reduction in accounts payable and other accrued liability of $286,000 and adding back amortization and depreciation of $210,000, largely has resulted in $213,000 of cash being provided by operations for six months ending June 30, 2014. A net loss of $718,000 for six months ending June 30, 2013, plus increases in accounts receivable and prepaid expenses and other current assets along with a substantial decrease in accounts payable partially offset by a decrease in inventory and an increase in the provision for slow moving and obsolete inventory resulted in cash used in operating activities of $1,009,000 for the first six months ending June 30, 2013.

Net cash used in investing activities in the six months ended June 30, 2014 was for the purchase of property, plant and equipment and patent application costs. Net cash used in investing activities in the six months ended June 30, 2013 was for the purchase of property, plant and equipment.

Net cash used in financing activities in the six months ended June 30, 2014 consisted of payments on debt financing and payments on our line of credit, offset by proceeds from our line of credit. Net cash provided by financing activities in the six months ended June 30, 2013 consisted of proceeds from our line of credit, offset by payments on debt financing, debt issuance costs and payments on our line of credit, offset by.

At June 30, 2014, we had cash and cash equivalents of $447,000.

Outlook

Given our current sales levels and results of operations, even though our financial condition has improved over previous recent fiscal years, it is still uncertain if we will be required to raise additional capital in the year ending December 31, 2014 to be able to continue operations. If events and circumstances occur such that we do not meet our current operating plans, we are unable to raise sufficient additional equity or debt financing, or our credit facilities are insufficient or not available, we may be required to further reduce expenses or take other steps which could have a material adverse effect on our future performance.

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

Our Series A Debentures and Bridge Loan with Cantone Asset Management matured on August 1, 2014. We are currently in discussions with the original placement agent, Cantone Research, Inc. to receive forbearance from the Debenture Holders and Cantone Asset Management that would provide the Company with an additional 6-month period to refinance the debentures. In the 6-month forbearance period, the Company would still be required to pay 15% interest on a quarterly basis to the Debenture Holders and Cantone Asset Management. As of the date of this report, the amount due to the Debenture Holders is $543,000 and the amount due to Cantone Asset Management is $200,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this item.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (Principal Executive Officer)/Principal Financial Officer, together with other members of management, has reviewed and evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this review and evaluation, our Principal Executive Officer/Principal Financial Officer concluded that our disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1/31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer/Principal Financial Officer

32.1/32.2	Certification of the Chief Executive Officer/Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheet, (ii) Condensed Statements of Income (iii) Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN BIO MEDICA CORPORATION
(Registrant)

By: /s/ Melissa A. Waterhouse
Melissa A. Waterhouse
Chief Executive Officer (Principal Executive Officer)
Principal Financial Officer
Principal Accounting Officer

Dated: August 14, 2014

