Form 10-Q
period 2014-09-30
AMERICAN BIO MEDICA CORP
filed 2014-11-14
CIK 896747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

23,648,315 Common Shares as of November 14, 2014

American Bio Medica Corporation

Index to Quarterly Report on Form 10-Q

For the quarter ended September 30, 2014

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

American Bio Medica Corporation

Condensed Balance Sheets

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$433,000	$646,000
Accounts receivable, net of allowance for doubtful accounts of $45,000 at September 30, 2014, and $58,000 at December 31, 2013	782,000	875,000
Inventory, net of allowance of $428,000 at September 30, 2014 and $399,000 at December 31, 2013	1,852,000	2,071,000
Current portion of deferred financing	50,000	51,000
Prepaid expenses and other current assets	168,000	96,000
Total current assets	3,285,000	3,739,000

Property, plant and equipment, net	976,000	1,090,000
Deferred finance costs	10,000	80,000
Patents	53,000	43,000
Other assets	14,000	14,000
Total assets	$4,338,000	$4,966,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$510,000	$597,000
Accrued expenses and other current liabilities	202,000	314,000
Wages payable	280,000	233,000
Line of credit, net	854,000	987,000
Current portion of long-term debt, net	855,000	1,226,000
Total current liabilities	2,701,000	3,357,000

Other liabilities	68,000	147,000
Related party note	124,000	124,000
Long-term debt	247,000	0
Total liabilities	3,140,000	3,628,000

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity:
Preferred stock; par value $.01 per share; 5,000,000 shares authorized, 0 issued and outstanding at September 30, 2014 and December 31, 2013
Common stock; par value $.01 per share; 50,000,000 shares authorized; 23,648,315 issued and outstanding at September 30, 2014 and 22,959,822 issued and outstanding at December 31, 2013	236,000	229,000
Additional paid-in capital	20,346,000	20,241,000
Accumulated deficit	(19,384,000)	(19,132,000)

Total stockholders’ equity	1,198,000	1,338,000

Total liabilities and stockholders’ equity	$4,338,000	$4,966,000

The accompanying notes are an integral part of the condensed financial statements

American Bio Medica Corporation

Condensed Statements of Operations

(Unaudited)

	For The Nine Months Ended
	September 30,
	2014	2013

Net sales	$5,604,000	$6,762,000

Cost of goods sold	3,213,000	4,101,000

Gross profit	2,391,000	2,661,000

Operating expenses:
Research and development	183,000	493,000
Selling and marketing	839,000	1,378,000
General and administrative	1,408,000	1,650,000
	2,430,000	3,521,000

Operating loss	(39,000)	(860,000)

Other income / (expense):
Other income, net	16,000	150,000
Interest income	0	(3,000)
Interest expense	(187,000)	(222,000)
Loss on disposition of assets, net	(41,000)	0
	(212,000)	(75,000)

Loss before tax	(251,000)	(935,000)

Income tax benefit / (expense)	(1,000)	2,000

Net loss	$(252,000)	$(933,000)

Basic and diluted loss per common share	$(0.01)	$(0.04)

Weighted average number of shares outstanding – basic and diluted	23,268,792	22,128,623

The accompanying notes are an integral part of the condensed financial statements

American Bio Medica Corporation

Condensed Statements of Operations

(Unaudited)

	For The Three Months Ended
	September 30,
	2014	2013

Net sales	$1,750,000	$2,257,000

Cost of goods sold	1,027,000	1,351,000

Gross profit	723,000	906,000

Operating expenses:
Research and development	92,000	315,000
Selling and marketing	280,000	412,000
General and administrative	475,000	465,000
	847,000	1,192,000

Operating loss	(124,000)	(286,000)

Other income / (expense):
Other income, net	15,000	150,000
Interest income	(1,000)	(1,000)
Interest expense	(60,000)	(79,000)
Loss on disposition of assets, net	(41,000)	0
	(87,000)	70,000

Loss before tax	(211,000)	(216,000)

Income tax benefit	0	3,000

Net loss	$(211,000)	$(213,000)

Basic and diluted loss per common share	$(0.01)	$(0.01)

Weighted average number of shares outstanding – basic and diluted	23,466,785	22,166,336

The accompanying notes are an integral part of the condensed financial statements

American Bio Medica Corporation

Condensed Statements of Cash Flows

(Unaudited)

	For The Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(252,000)	$(933,000)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation	85,000	87,000
Loss on disposal of fixed assets	41,000	0
Amortization of debt issuance costs	216,000	132,000
Provision for bad debts	(12,000)	(1,000)
Provision for slow moving and obsolete inventory	30,000	138,000
Share-based payment expense	30,000	79,000
Changes in:
Accounts receivable	105,000	(141,000)
Inventory	189,000	258,000
Prepaid expenses and other current assets	3,000	(13,000)
Accounts payable	(87,000)	(253,000)
Accrued expenses and other current liabilities	(191,000)	108,000
Wages payable	47,000	34,000

Net cash provided by / (used) in operating activities	204,000	(505,000)

Cash flows from investing activities:
Proceeds from sale of equipment	10,000	0
Purchase of property, plant and equipment	(21,000)	(30,000)
Patent application costs	(11,000)	(3,000)
Net cash used in investing activities	(22,000)	(33,000)

Cash flows from financing activities:
Payments on debt financing	(183,000)	(117,000)
Deferred finance costs	(7,000)	(130,000)
Proceeds from lines of credit	5,082,000	8,661,000
Payments on lines of credit	(5,287,000)	(7,902,000)
Net cash (used in) / provided by financing activities	(395,000)	512,000

Net decrease in cash and cash equivalents	(213,000)	(26,000)
Cash and cash equivalents - beginning of period	646,000	89,000

Cash and cash equivalents - end of period	$433,000	$63,000

Supplemental disclosures of cash flow information
Cash paid during period for interest	$186,000	$198,000
Cash paid during period for taxes	$0	$0

The accompanying notes are an integral part of the condensed financial statements

AMERICAN BIO MEDICA CORPORATION

Notes to condensed financial statements (unaudited)

September 30, 2014

Note A - Basis of Reporting

The accompanying unaudited interim condensed financial statements of American Bio Medica Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. Accordingly, these unaudited interim condensed financial statements do not include all information and footnotes required by U.S. GAAP for complete financial statement presentation. These unaudited interim condensed financial statements should be read in conjunction with our audited condensed financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2013. In the opinion of management, the interim condensed financial statements include all normal, recurring adjustments which are considered necessary for a fair presentation of the financial position of the Company at September 30, 2014, the results of our operations for the three and nine month periods ended September 30, 2014 and September 30, 2013, and cash flows for the nine month periods ended September 30, 2014 and September 30, 2013.

Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of results that may be expected for the year ending December 31, 2014. Amounts at December 31, 2013 are derived from our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

During the nine months ended September 30, 2014, there were no significant changes to our critical accounting policies, which are included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

In August 2014, FASB issued Accounting Standards Update (“ASU”) No. 2015-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently there is no guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern, or to provide related footnote disclosures. The update provides guidance in GAAP about management’s responsibilities and guidance related to footnote disclosures. The update is expected to reduce diversity in the timing and content of footnote disclosures. The update applies to all entities and is effective for the annual period ending after December 15, 2016, and for annual reports and interim periods thereafter. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our financial reporting.

AMERICAN BIO MEDICA CORPORATION

Note B – Inventory

Inventory is comprised of the following:

	September 30, 2014	December 31, 2013

Raw Materials	$1,157,000	$1,434,000
Work In Process	551,000	758,000
Finished Goods	572,000	278,000
Allowance for slow moving and obsolete inventory	(428,000)	(399,000)
	$1,852,000	$2,071,000

Note C – Net Loss Per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted average number of outstanding common shares during the period. Diluted net loss per common share includes the weighted average dilutive effect of stock options and warrants. Potential common shares outstanding as of September 30, 2014 and 2013:

	September 30, 2014	September 30, 2013
Warrants	3,224,000	2,435,000
Options	2,558,000	3,520,000

The number of securities not included in the diluted net loss per common share for the three and nine months ended September 30, 2014 and the three and nine months ended September 30, 2013 (because the effect would have been anti-dilutive) was 5,782,000 and 5,955,000, respectively.

Note D – Litigation

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

Note E – Line of Credit and Debt

Our Line of Credit and Debt consisted of the following as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Imperium Line of Credit:
Interest payable in arrears for the preceding calendar month on the first day of each calendar month at a rate of 8% per annum plus “PIK” interest at a 2% per annum.
Unused line fee equal to 2% of the maximum amount available under the line, less the aggregate amounts outstanding to Imperium, payable on the first day of each calendar month.
Collateral Monitoring Fee of $2,500 due on the first day of each month.
Success fee of $175,000 if Imperium terminates due to an event of default, or if we terminate and pre-pay all amounts due to Imperium prior to the stated expiration date of January 16, 2016.	$975,000	$1,180,000
First Niagara:
Mortgage payable in equal monthly installments of $13,000 including interest at 8.25% through March 1, 2017 (“Maturity”), collateralized by the building, land and personal property	379,000	452,000
Debenture financing:
$523,000 in principal amount of Series A Debentures; interest at 15% per annum from August 1, 2013 through February 1, 2015, payable quarterly; maturity date of February 1, 2015	523,000	634,000

Bridge Loan with Cantone Asset Management, LLC:
Interest rate of 15% payable upon loan maturity; maturity date of February 1, 2015.	200,000	200,000
Total debt	2,077,000	2,466,000
Less debt discount (Debentures and Line of Credit financings)	(121,000)	(253,000)
Total debt	$1,956,000	$2,213,000

Line of Credit with Imperium Commercial Finance, LLC (“Imperium”)

On January 16, 2013 (the “Imperium Closing Date”), we entered into a 3-year Loan and Security Agreement (“LSA”) with Imperium, a new Senior Lender, to refinance our Line of Credit with Medallion Financial Corp.

Under the LSA, we are provided with a revolving loan facility (the “Imperium Line of Credit”), which is secured by a first security interest in all of our receivables, inventory, and intellectual property rights along with a second security interest in our machinery and equipment (together the “Collateral”). On March 6, 2014, Imperium amended the Borrowing Base of the Imperium Line of Credit. More specifically, the amount available under the Imperium Line of Credit was capped to the lower of (i) $1,000,000, or (ii) 100% of the eligible outstanding accounts receivable. As of the date of this report, the Borrowing Base of the Imperium Line of Credit is based solely on Eligible Receivables. The Imperium facility also originally included a supplemental advance that was a discretionary facility secured by the same Collateral as the Imperium Line of Credit.

Under the LSA, so long as any obligations are due to Imperium, we must maintain certain minimum EBITDA (Earnings Before Interest, Taxes Depreciation and Amortization) requirements. We have not been in compliance with the EBITDA requirements since the First Quarter of 2013. The EBITDA requirement for the three months ended September 30, 2014 was $300,000, and we did not comply with this requirement. We did receive a waiver from Imperium for the three months ended March 31, 2013 (for which we paid them a fee of $10,000), but no further formal waivers have been issued. This non-compliance constitutes an event of default, and the interest rate on the Imperium Line of Credit can be increased by 4% for as long as the event of default occurs. Imperium’s other remedies include, but are not limited to, termination or suspension of Imperium’s obligation to make further advances to the Company, and declaration of all amounts owed to Imperium due and payable. The increase in interest rate, given our current advances under the Imperium Line of Credit would not be material, however, if Imperium were to suspend or terminate further advances, or declare all amounts due and payable, this would have a material adverse effect on our business and negatively impact our ability to continue operations. As of the date of this report, Imperium has not enforced any of its default remedies related to this non-compliance.

We incurred $435,000 in costs related to the Imperium Line of Credit. With the exception of an early termination fee of $25,000 paid to Medallion (which was fully recognized in the three months ended March 31, 2013), these costs are being amortized over the term of the facility (3 years). We recognized $103,000 of these costs in the nine months ended September 30, 2014 and $103,000 of these costs in the nine months ended September 30, 2013, respectively. We recognized $34,000 of these costs in the three months ended September 30, 2014 and $34,000 of these costs in the three months ended September 30, 2013, respectively. As of September 30, 2014, we have $171,000 in unrecognized expense remaining.

AMERICAN BIO MEDICA CORPORATION

We incurred $76,000 and $93,000 in interest expense in the nine months ended September 30, 2014 and September 30, 2013, respectively. We incurred $25,000 and $35,000 in interest expense in the three months ended September 30, 2014 and September 30, 2013, respectively.

As of September 30, 2014, the balance on the Imperium Line of Credit was $775,000 and the balance on the supplemental advance was $200,000, for a total loan balance of $975,000. As of September 30, 2014, additional loan availability on the line of credit was $62,000 and since Imperium suspended further advances under the Supplemental Advance, there was $0 in availability under the Supplemental Advance, for a total Loan Availability of $1,037,000 at September 30, 2014. The balance on the Imperium Line of Credit was $1,180,000 at December 31, 2013. There was a debt discount recorded in the amount of $121,000 and $193,000 for September 30, 2014 and December 31, 2013, respectively.

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

The balance on the Mortgage Consolidation Loan was $379,000 at September 30, 2014 and $452,000 at December 31, 2013. Interest expense recognized in the nine months ended September 30, 2014 and September 30, 2014 was $24,000 and $37,000, respectively. Interest expense recognized in the three months ended September 30, 2014 and September 30, 2013 was $8,000 and $12,000, respectively.

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

AMERICAN BIO MEDICA CORPORATION

We incurred $87,000 in costs related to the 2013 Extension. We amortized $65,000 in costs in the nine months ended September 30, 2014 and $0 in costs in the nine months ended September 30, 2013. We amortized $21,000 in costs in the three months ended September 30, 2014 and $0 in costs in the three months ended September 30, 2013.

On October 7, 2013, we entered into a new Bridge Loan Agreement and Note (the “2013 Bridge Loan”) with CAM. The 2013 Bridge Loan was in the amount of $200,000 and was used to pay off the existing Bridge Loan with CAM ($150,000) and the remaining $50,000 was used to pay placement agent fees and expenses as previously indicated. Net proceeds of $6,250 were remitted to the Company. The 15% interest on the existing Bridge Loan of $150,000 was paid with 225,000 restricted shares of ABMC common stock.

The maturity date of the 2013 Bridge Loan was August 1, 2014, with simple interest of 15% being paid in advance in the form of 300,000 shares of restricted shares of ABMC common stock. In addition to the interest, as inducement to enter into the 2013 Bridge Loan, we issued 153,486 restricted shares of our common stock, and we issued CAM a 3-year warrant to purchase 250,000 common shares at an exercise price of $0.14 (the average closing sale price of our common shares for the 5 days business days ending October 7, 2013). The warrants were 100% exercisable on the date of the grant.

On October 7, 2013, we entered into an Agreement to the Series A Debenture (the “2013 Series A Debenture Amendment”) with 30 of the 32 holders of Series A Debentures (the “Debenture Holders”) (representing $634,500 of Series A Debentures). One of the Debenture Holders (representing $10,500 in Series A Debentures) did not wish to extend and we used the net proceeds and cash on hand to pay the principal amount due to this Holder. One of the Debenture Holders transferred their investment to another existing Debenture Holder. As previously indicated, the extension period of either 6 or 12 months was at the election of the Debenture Holder. 27 of the 30 Debenture Holders (representing $543,500 of Series A Debentures) elected to extend for a period of 12 months. The other 3 (representing $91,000 in Series A Debentures) elected to extend for a period of 6 months. The 27 holders that elected to extend for a 12-month period were each issued a warrant to purchase 1 share of common stock for each $1.00 that was extended. We issued 2-year warrants to purchase 543,500 shares of our common stock at an exercise price of $0.14 (the average closing sale price of our common shares for the 5 days business days ending October 7, 2013). The fair value of the Debenture Holder warrants was $76,000 and we amortized this cost over the term of the Series A Debenture extension, or 12 months. We recognized $44,000 of this expense in the nine months ended September 30, 2014 and $0 in expense in the nine months ended September 30, 2013. We recognized $6,000 in expense in the three months ended September 30, 2014 and $0 in expense in the three months ended September 30, 2013. As of September 30, 2014, there was $0 in unrecognized expense with 0 months remaining.

On February 7, 2014, we paid $91,000 to the 6-month extension Debenture Holders; bringing the balance due to Debenture Holders to $543,000.

2014 Forbearance

Our Series A Debentures and Bridge Loan with Cantone Asset Management matured on August 1, 2014 and we were unable to pay back the principal amount of $543,000 related to the Series A Debentures and $200,000 related to the Cantone Asset Management Bridge Loan (the “Debenture Debt”). We are however able to continue to make interest payments on the Debenture Debt. On July 30, 2014, we entered into a term sheet to engage CRI to solicit existing holders of the Debenture Debt (the “Holders”) to forbear from exercising remedies of default related to the non-payment of principal until February 1, 2015. All but one of the 27 Debenture Holders, representing $523,000 in amounts due to Debenture Holders, agreed to forbear. We paid back the principal of $20,000 to the one Debenture Holder that did not wish to forbear.

We paid CRI a fee for assisting the Company in obtaining forbearance agreements from the Holders. The fee was 2% of the forbearing principal amount, and was paid $7,000 in cash and 1% in 58,575 shares of restricted stock. A stock price of $0.12 per share (which was the average closing price of the Company’s common shares for the ten (10) preceding trading days) was used to determine the number of restricted shares to be issued to CRI. We also reimbursed CRI's legal fees of $1,000.

We are amortizing these costs (totaling $15,000) over the course of the forbearance period, or over 6 months. We recognized $5,000 in expense in the three months and nine months ended September 30, 2014 and $0 in expense in the three and nine months ended September 30, 2013.

AMERICAN BIO MEDICA CORPORATION

We recorded a debt discount in the amount of $0 and $60,000 for September 30, 2014 and December 31, 2013, respectively, related to securities issued in connection with the Series A Debentures.

We recognized $85,000 in interest expense in the nine months ended September 30, 2014 and $89,000 in the nine months ended September 30, 2013. We recognized $28,000 in interest expense in the three months ended September 30, 2014 and $30,000 in the three months ended September 30, 2013. We had $25,000 in accrued interest expense at September 30, 2014.

Note F - Stock Options / Warrant Grants

Stock Options

We currently have three non-statutory stock option plans, the Fiscal 2000 Non-statutory Stock Option Plan (the “2000 Plan”), the Fiscal 2001 Non-statutory Stock Option Plan (the “2001 Plan”) and the 2013 Equity Compensation Plan (the “2013 Plan”).

During the nine months ended September 30, 2014, we issued options to purchase 80,000 shares of common stock to employees and directors, under the 2001 Plan. During the nine months ended September 30, 2013, we issued options to purchase 677,000 shares of common stock to employees and non-employee directors, respectively, under the 2001 Plan.

Stock option activity for the nine months ended September 30, 2014 and the nine months ended September 30, 2013 is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value as of September 30, 2014
Options outstanding at beginning of year	3,316,000	$0.69
Granted	80,000	$0.12
Exercised	0	NA
Cancelled/expired	(838,000)	$1.07
Options outstanding at September 30, 2014	2,558,000	$0.22	6.63 yrs	$6,150
Options exercisable at September 30, 2014	2,209,000	$0.23

The following table summarizes weighted-average assumptions using the Black-Scholes option-pricing model used on the date of the grants issued during the nine months ended September 30, 2014 and 2013:

	Nine months ended September 30,
	2014	2013
Volatility	197%	69% - 85%
Expected term (years)	7.5 yrs	5 – 10 yrs
Risk-free interest rate	0.87%	1.8%
Dividend yield	0%	0%

AMERICAN BIO MEDICA CORPORATION

As of September 30, 2014, there was approximately $35,000 of total unrecognized compensation cost related to non-vested stock options, which vest over time. That cost is expected to be recognized over a period ranging from six to twenty months.

Warrants

Warrant activity for the nine months ended September 30, 2014 and the nine months ended September 30, 2013 is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value as of September 30, 2014
Warrants outstanding at beginning of year	3,303,000	$0.17
Granted	0	NA
Exercised	0	NA
Cancelled/expired	(79,000)	$0.14
Warrants outstanding at September 30, 2014	3,224,000	$0.17	3.80 yrs	NONE
Warrants exercisable at September 30, 2014	3,224,000	$0.17

As of September 30, 2014, there was approximately $125,000 of total unrecognized debt issuance costs associated with the issuance of the above warrants outstanding, which will be expensed ratably over the next 15 months.

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

AMERICAN BIO MEDICA CORPORATION

Overview/Plan of Operations

Sales in the nine and three months ended September 30, 2014 decreased when compared to the nine and three months ended September 30, 2013. This was as a result of the cessation of the marketing and sale of OralStat in the Workplace market (see Current Report on Form 8-K filed with the Sec on November 11, 2013), as well as sales declines in the government sector. In November 2013, we were informed that the U.S. Food and Drug Administration (“FDA”) determined that our OralStat was not substantially equivalent to the predicate market device (even though OralStat had an overall accuracy rate of 92%). In accordance with our Consent Decree, we ceased marketing and selling OralStat to the workplace (non-forensic) market but we continue to market and sell OralStat to the forensic market and for export outside the United States. Oral fluid workplace sales typically accounted for 15% or more of our total sales.

In the three months September 30, 2014, we continued to take actions to bring a urine-based, all-inclusive drug test to the clinical (specifically the CLIA-waived market) and possibly consumer market. We believe this new product will make a significant positive impact on our sales to the CLIA-waived market, however, this product being available to the CLIA-waived market is contingent on market clearance from the FDA. We expect to file our application in the fourth quarter of 2014.

We also continued to refocus our sales efforts on the forensic and international markets for oral fluid. In the three months ended September 30, 2014, we continued exploring new testing assays for our core markets. We remain focused on selling our point of collection drugs of abuse tests, and growing our business through direct sales and select distributors. We are making efforts to identify and secure new contract work, such as contract manufacturing or contract assembly.

During the nine months ended September 30, 2014, we recorded an operating loss of $39,000 and a net loss of $252,000. We had cash provided by operating activities of $204,000. This compares to an operating loss of $860,000, a net loss of $933,000 and net cash used in operating activities of $505,000 for the nine months ended September 30, 2013. This improvement in financial results in spite of sales declines is a result of continued examination of all expenses. In August 2013, we implemented a number of expense and personnel cuts and, in the three months ended September 30, 2014; we began to take actions to partially consolidate some of our manufacturing operations. More specifically, we are closing down 2 of the 3 units we lease in Logan Township, New Jersey and moving certain manufacturing operations up to the Company’s (owned) facility in Kinderhook, New York. The manufacturing operations being moved are consistent with operations already occurring in the New York facility. The 1 remaining unit in New Jersey will continue to house bulk strip manufacturing and research and development. We estimate the cost of partial consolidation will be approximately $80,000 or less, however, starting January 1, 2015, we will begin to see an annual savings (in site costs, shipping, etc) of approximately $80,000. This savings does not include any increased efficiencies as a result of the partial consolidation.

In addition to the expense reductions in August 2013, we also implemented a salary and commission deferral program. The salary deferral program consists of a 20% salary deferral for our CEO Melissa Waterhouse and a 20% salary deferral for our non-executive VP Operations, Douglas Casterlin. The commission deferral program consists of a 20% commission deferral for one sales consultant, and 50% deferral of commissions of employees in sales. As of September 30, 2014, we have deferred salary compensation owed of $55,000 and deferred commision owed of $93,000. We have repaid portions of the deferred salaries and commissions (approximately $49,000 through the nine months ended September 30, 2014) and as cash flow from operations allows, we intend to continue to make paybacks, however the deferral program is continuing and we expect it will continue for up to another 12 months.

And finally, we continue to look for alternative debt financing. In the nine months ended September 30, 2014, we have paid $186,000 in interest on our line of credit, mortgage consolidation loan and debenture related facilities. We are hopeful that we can obtain new credit facilities that will enable us to decrease our interest expense. In January 17, 2014, we retained Landmark Financial Corporation to provide certain financial advisory services to the Company. Landmark is assisting our executive management and Board of Directors with the evaluation of certain strategic opportunities currently before the Company, as well as assisting the Company in locating alternative debt facilities.

Our continued existence is dependent upon several factors, including our ability to raise revenue levels and control costs to generate positive cash flows, securing additional credit facilities, and/or refinancing our current credit facilities and, if necessary, to obtain working capital by selling additional shares of our common stock.

AMERICAN BIO MEDICA CORPORATION

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2013

NET SALES: Net sales in the nine months ended September 30, 2014 declined 17.1% when compared to net sales in the nine months ended September 30, 2013. In November 2013, we ceased marketing and selling our OralStat product to the Workplace market after the FDA informed the Company that OralStat (at an overall accuracy rate of 92%) was not substantially equivalent to the predicate device. Sales of OralStat in the Workplace market typically accounted for 15% or more of our net sales. We have refocused our efforts on forensic and international oral fluid sales as well as sales of our urine-based products to our core markets; however, these efforts did not result in an offset to the work place oral fluid sales decline in the three months ended June 30, 2014 or September 30, 2014 (they did somewhat offset the declines in the three months ended March 31, 2014).

In the three months ended June 30, 2014, we began to see declines in our government sales and these declines continued into the three months ended September 30, 2014. Part of the reason for the decline was the loss of a government account; although the account was not a “material” account, it was a fairly high volume account. This, coupled with the continued price pressures from foreign competitors is negatively affecting government sales. We are hopeful that our urine-based, all-inclusive drug test, (expected to be launched in late 2014 or early 2015) will enable us to be even more cost competitive in this market.

International sales were also down in the nine months ended September 30, 2014 when compared to the nine months ended September 30, 2013. Sales in Latin America and certain parts of Europe declined and that was only partially offset by increased sales in other parts of the world. We have contracted with a few new distributors over the course of the last 12 months and they have informed us that they see increased market potential for the Company’s products in the areas for which they are authorized to distribute.

Contract manufacturing sales improved in the nine months ended September 30, 2014 when compared to the nine months ended September 30, 2013, primarily due to increased contract manufacturing of a product for fetal amniotic rupture. We are currently exploring new potential contract manufacturing opportunities with unaffiliated third parties.

COST OF GOODS SOLD/GROSS PROFIT: Cost of goods decreased to 57.3% of net sales in the nine months ended September 30, 2014 from 60.6% of net sales in the nine months ended September 30, 2013. Gross profit increased to 42.6% of net sales in the nine months ended September 30, 2014 from 39.4% of net sales in the nine months ended September 30, 2013. Price pressures from foreign manufacturers and overall market conditions continue to impact sales, however, in the nine months ended September 30, 2014, this price pressure was offset by increased efficiency in manufacturing stemming from the expense reductions that were implemented in the latter part of 2013 and early in the nine months ended September 30, 2014. We continuously evaluate our production personnel levels as well as our product manufacturing levels and inventory to ensure they are adequate to meet current and anticipated sales demands.

OPERATING EXPENSES: Operating expenses decreased 31% in the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013. In the latter part of Fiscal 2013 and into the early part of the six months ended June 30, 2014, we made a number of personnel and expense cuts in efforts to improve our financial condition and cash flow. The full benefit of these expense reductions made to date is being recognized in the nine months ended September 30, 2014. In the nine months ended September 30, 2014, reductions in all expense divisions of the Company were recognized. More specifically:

Research and Development (“R&D”) expense

R&D expense decreased 62.8% when comparing the nine months ended September 30, 2014, when compared to the nine months ended September 30, 2013. This stems primarily from decreased FDA compliance costs, decreased salaries and employment taxes, minimally offset by increases in repairs and maintenance and supplies. The decrease in FDA compliance costs stems from the extraordinary efforts we were taking in the nine months ended September 30, 2013 to file our oral fluid marketing clearance application. Although we did incur expenses in the nine months ended September 30, 2014 related to our OTC clearance application for of our all-inclusive cup product, the expenses were not nearly as extreme as the oral fluid application costs incurred in the nine months ended September 30, 2013. Our R&D department continues to focus their efforts on the enhancement of current products, development of new testing assays, new product platforms and exploration of contract manufacturing opportunities.

AMERICAN BIO MEDICA CORPORATION

Selling and Marketing expense

Selling and marketing expense decreased 39.1% in the nine months ended September 30, 2014, when compared to the nine months ended September 30, 2013. Decreased salaries in both selling and marketing, sales commissions (due to decreased sales and some limited restructuring of commission programs), marketing consulting fees and postage charges were nominally offset by increased supply costs. The decrease in marketing consulting fees stems from charges in the nine months ended September 30, 2013 related to our introduction of a low-cost alternative product (not manufactured by the Company). This product alternative was abandoned in the latter part of the year ended December 31, 2013, as the sales levels did not support the expenses being made. Given this, these marketing consulting costs did not recur in the nine months ended September 30, 2014.

In the nine months ended September 30, 2014, we continued to promote our products through participation at high profile, regional and national trade shows and other marketing activities. Our direct sales force focused their selling efforts in our target markets, which include, but are not limited to, Workplace and Government, as well as focusing on the physician and pain management clinic market with our CLIA waived Rapid TOX product line, and focusing on the forensic and international markets for our OralStat product.

General and Administrative (“G&A” expense)

G&A expense for the nine months ended September 30, 2014 decreased 14.6% when compared to the nine months ended September 30, 2013. Decreases in investor relations, SEC reporting fees (specifically XBRL fees), warehouse salaries, administrative salaries and benefits (including the reduction in executive management personnel after the death of our former CEO Stan Cipkowski in October 2013), legal fees (due to the settlement of litigation, brought by the Company, in August 2013 against one former officer (Martin Gould) and one former employee (Jacqueline Gale) as well as Advanced Diagnosticum Products, Inc and Biosure, Inc.), patents & licenses, bank service fees, repairs and maintenance and share-based payment expense were partially offset by an increase in brokers fees (in connection with debt financings), consulting fees (due to our retention of Landmark Financial in January 2014) and utilities. Share based payment expense was $30,000 in the nine months ended September 30, 2014 compared to $79,000 in the nine months ended September 30, 2013.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 (“THIRD QUARTER 2014”) COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2013 (“THIRD QUARTER 2013”)

Net Sales: Net sales in the Third Quarter 2014 declined 22.5% when compared to net sales in the Third Quarter 2013. In November 2013, we ceased marketing and selling our OralStat product to the Workplace market after the FDA informed the Company that OralStat (at an overall accuracy rate of 92%) was not substantially equivalent to the predicate device. Sales of OralStat in the Workplace market typically accounted for 15% or more of our net sales. We have refocused our efforts on forensic and international oral fluid sales as well as sales of our urine-based products to our core markets; however, these efforts did not result in an offset to the work place oral fluid sales decline in the three months ended June 30, 2014 or September 30, 2014 (they did somewhat offset the declines in the three months ended March 31, 2014).

In the three months ended June 30, 2014, we began to see declines in our government sales and these declines continued into the three months ended September 30, 2014. Part of the reason for the decline was the loss of a government account; although the account was not a “material” account, it was a fairly high volume account. This, coupled with the continued price pressures from foreign competitors is negatively affecting government sales. We are hopeful that our urine-based, all-inclusive drug test, (expected to be launched in late 2014 or early 2015) will enable us to be even more cost competitive in this market.

AMERICAN BIO MEDICA CORPORATION

International sales were also down in the Third Quarter 2014 when compared to the Third Quarter 2013. Sales in Latin America and certain parts of Europe declined and that was only partially offset by increased sales in other parts of the world. We have contracted with a few new distributors over the course of the last 12 months and they have informed us that they see increased market potential for the Company’s products in the areas for which they are authorized to distribute.

Contract manufacturing sales improved in the Third Quarter 2014 when compared to the Third Quarter 2013, primarily due to increased contract manufacturing of a product for fetal amniotic rupture. We are currently exploring new potential contract manufacturing opportunities with unaffiliated third parties.

COST OF GOODS SOLD/GROSS PROFIT: Cost of goods decreased to 58.6% of net sales in the Third Quarter 2014 from 59.9% of net sales in the Third Quarter 2013. Gross profit increased to 41.4% of net sales in the Third Quarter 2014 from 40.1% of net sales in Third Quarter 2013. Price pressures from foreign manufacturers and overall market conditions continue to impact sales, however, in the Third Quarter 2014, this price pressure was offset by increased efficiency in manufacturing stemming from the expense reductions that were implemented in the latter part of 2013 and earlier in 2014. We continuously evaluate our production personnel levels as well as our product manufacturing levels and inventory to ensure they are adequate to meet current and anticipated sales demands.

OPERATING EXPENSES: Operating expenses decreased by 28.9% in the Third Quarter 2014, compared to the Third Quarter 2013. In the latter part of Fiscal 2013 and into the early part of 2014, we made a number of personnel and expense cuts in efforts to improve our financial condition and cash flow. The full benefit of these expense reductions made to date is being recognized in the Third Quarter 2014. In the Third Quarter 2014, reductions in research and development and selling and marketing were nominally offset by a slight increase in general and administrative expenses. More specifically:

Research and Development (“R&D”) expense

R&D expense decreased 70.7% when comparing the Third Quarter 2014 with the Third Quarter 2013. This stems primarily from decreased FDA compliance costs, decreased salaries and employment taxes, minimally offset by increases in employees benefit costs and supplies. The decrease in FDA compliance costs stems from the extraordinary efforts we were taking in the Third Quarter 2013 to file our oral fluid marketing clearance application. Although we did incur expenses in the Third Quarter 2014 related to our OTC clearance application for of our all-inclusive cup product, the expenses were not nearly as extreme as the oral fluid application costs incurred in the Third Quarter 2013. Our R&D department continues to focus their efforts on the enhancement of current products, development of new testing assays, new product platforms and exploration of contract manufacturing opportunities.

Selling and Marketing expense

Selling and marketing expense decreased 32% in the Third Quarter 2014, when compared to the Third Quarter 2013. Decreased salaries in both selling and marketing, sales commissions (due to decreased sales and some limited restructuring of commission programs) and selling and marketing consulting fees, were nominally offset by an increase in employee benefit costs. The decrease in consulting fees stems from charges in the Third Quarter 2013 related to our introduction of a low-cost alternative product (not manufactured by the Company). This product alternative was abandoned in the latter part of the year ended December 31, 2013, as the sales levels did not support the expenses being made. Given this, these marketing consulting costs did not recur in the Third Quarter 2014.

In the Third Quarter 2014, we continued to promote our products through participation at high profile, regional and national trade shows and other marketing activities. Our direct sales force focused their selling efforts in our target markets, which include, but are not limited to, Workplace and Government, as well as focusing on the physician and pain management clinic market with our CLIA waived Rapid TOX product line, and focusing on the forensic and international markets for our OralStat product.

AMERICAN BIO MEDICA CORPORATION

General and Administrative (“G&A” expense)

G&A expense for the Third Quarter 2014 increased 2.2% when compared to the Third Quarter 2013. Increases in supplies (related to our OTC clearance application for our all-inclusive cup product), consulting fees (related to our retention of Landmark Financial in Jan 2014) and legal fees (regarding general business matters), were almost entirely offset by decreases in investor relations, SEC reporting fees (specifically XBRL fees), administrative salaries and benefits (including the reduction in executive management personnel after the death of our former CEO Stan Cipkowski in October 2013) and share-based payment expense. Share based payment expense was $11,000 in the Third Quarter 2014 compared to $18,000 in the Third Quarter 2013.

Liquidity and Capital Resources as of September 30, 2014

Our cash requirements depend on numerous factors, including product development activities, penetration of our core markets, and effective management of inventory levels and production levels in response to sales forecasts. We expect to devote capital resources to continue product development and research and development activities. We will examine other growth opportunities including strategic alliances and expect such activities will be funded from existing cash and cash equivalents, issuance of additional equity or additional borrowings, subject to market and other conditions. Our financial statements for the year ended December 31, 2013 were prepared assuming we will continue as a going concern. Although our financial condition has improved when comparing the nine months ended September 30, 2014 with the nine months ended September 30, 2013, our current cash balances, together with cash generated from future operations and amounts available under our credit facilities may not be sufficient to fund operations for the next twelve months. If cash generated from operations is not sufficient to satisfy our working capital and capital expenditure requirements, we will be required to sell additional equity or obtain additional credit facilities. There is no assurance that such financing will be available or that we will be able to complete financing on satisfactory terms, if at all.

As of September 30, 2014, we had the following debt/credit facilities:

Facility	Debtor	Balance as of September 30, 2014
Mortgage Consolidation Loan	First Niagara Bank	$379,000
Revolving Line of Credit	Imperium Commercial Finance	$775,000	*
Supplemental Advance Loan	Imperium Commercial Finance	$200,000
Series A Subordinated Debentures	Various individual holders	$523,000
Bridge Loan	Cantone Asset Management LLC	$200,000

*Additional Loan Availability was $62,000 as of September 30, 2014.

Working Capital

Our working capital increased $202,000 at September 30, 2014 when compared to working capital at December 31, 2013 primarily as a result of the reclassification of a portion of our mortgage consolidation loan with First Niagara from short-term to long-term as a result of the third amendment of the mortgage consolidation loan (in which the term was increased to 3 years) as well as decreases in accounts payable, accrued expenses and amounts due under our line of credit and debentures (which was a result of a partial pay off), offset by a reduction in our cash balances, accounts receivable and inventory. We have historically satisfied net working capital requirements through cash from operations and bank debt.

Dividends

We have never paid any dividends on our common shares and anticipate that all future earnings, if any, will be retained for use in our business, and therefore, we do not anticipate paying any cash dividends.

Cash Flows

Cash provided by operations of $204,000 for the nine months ended September 30, 2014 is comprised of a net loss of $252,000 plus a reduction in accounts payable and other accrued liabilities of $276,000, offset by the reduction in inventory of $189,000, a reduction in accounts receivable of $105,000 and adding back non cash changes of amortization and depreciation of $301,000 and a loss on disposal of fixed assets of $41,000.

AMERICAN BIO MEDICA CORPORATION

Net cash used in investing activities consisting primarily of equipment, molds and patent costs remains low at $22,000 and $33,000 for the nine months ended September 30, 2014 and 2013, respectively.

Net cash used in financing activities for the nine months ended September 30, 2014 consisted solely of payments on our line of credit and other debt financing, offset by proceeds from our line of credit. Net cash provided by financing activities for the nine months ended September 30, 2013 consisted solely from the proceeds from the line of credit of $759,000, offset by payment of one time fees associated with the new line of credit and payment on the mortgage balance.

At September 30, 2014, we had cash and cash equivalents of $433,000.

Outlook

Although our financial condition has improved over previous recent fiscal years, if events and circumstances occur such that we do not meet our current operating plans, we are unable to raise sufficient additional equity or debt financing, or our credit facilities are insufficient or not available, we may be required to further reduce expenses or take other steps which could have a material adverse effect on our future performance.

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

Our Series A Debentures and Bridge Loan with Cantone Asset Management will mature again on February 1, 2015. As of the date of this report, the amount due to the Debenture Holders is $523,000 and the amount due to Cantone Asset Management is $200,000. As previously indicated, we are currently seeking refinancing of this debt, but there can be no assurance that we will be successful in obtaining a debt/credit facility that will enable us to pay the Debenture Debt upon maturity.

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

AMERICAN BIO MEDICA CORPORATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item 1, Note D in the Notes to interim Condensed Financial Statements included in this report for a description of pending legal proceedings in which we may be a party.

Item 1A. Risk Factors

There have been no material changes to our risk factors set forth in Part I, Item 1A, in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 25, 2014, we entered into an addendum to the Financial Advisory Agreement (the “Agreement”) with Landmark Pegasus, Inc. (“Landmark”). The Addendum provides that Landmark will continue to provide certain financial advisory services for a minimum period of 6 months (which period commenced on July 9, 2014), and as consideration for these services, we paid Landmark a retainer fee of $50,000, in the form of 421,585 restricted shares of common stock and we will pay a “success fee” for the consummation of each and any transaction closing during the term of the Agreement and for 24 months thereafter, between the Company and any party first introduced to the Company by Landmark, or for any other transaction not originated by Landmark but for which Landmark provides substantial support in completing during the term of the Agreement. There is no material relationship between the Company and Landmark, other than with respect to the Agreement.

On July 30, 2014, we engaged Cantone Research, Inc. (“CRI”) to solicit existing holders of the Debenture Debt (the “Holders”) to forbear from exercising remedies of default related to the non-payment of principal until February 1, 2015. We paid CRI a fee for assisting the Company in obtaining forbearance from the Holders in the amount of 1% in cash of principal amount held by Holders that agree to the forbearance, and 1% in ABMC restricted stock (using a price of $0.12 per share to determine the number of restricted shares to be issued, which is the average closing price of the Company’s common shares for the last ten (10) preceding trading days). On September 10, 2014, we issued 58,575 restricted common shares to CRI as payment of the 1% in restricted stock.

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

Dated: November 14, 2014

