Form 10-K
period 2014-12-31
AMERICAN BIO MEDICA CORP
filed 2015-03-31
CIK 896747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

☐ Yes              ☒ No

The aggregate market value 22,041,675 voting Common Shares held by non-affiliates of the registrant was approximately $2,762,000 based on the last sale price of the registrant’s Common Shares, $.01 par value, as reported on the OTCQB marketplace on June 30, 2014.

As of March 31, 2015, the registrant had outstanding 24,032,930 Common Shares, $.01 par value.

Documents Incorporated by Reference:

(1)	Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 18, 2015 in Part III of this Form 10-K
(2)	Other documents incorporated by reference on this report are listed under Part IV, Item 15(B); Exhibits

American Bio Medica Corporation

Index to Annual Report on Form 10-K

For the year ended December 31, 2014

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

In addition to the manufacture and sale of DOA testing products, we provide bulk test strip contract manufacturing services for unaffiliated third parties. We do not currently derive a significant portion of our revenues from bulk test strip contract manufacturing. Bulk test strip manufacturing could become a greater portion of our revenues in the future, if sales of our current contract-manufacturing customers increase, or if additional applications for our technology are explored.

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

Rapid ONE®: The patented Rapid ONE product line consists of single drug tests, each of which tests for the presence or absence of a single drug of abuse in a urine specimen. The Rapid ONE is designed for those situations in which the person subject to substance abuse testing is known to use a specific drug. It can also be used with a RDS to allow screening of an additional drug. The Rapid ONE is currently only sold in limited markets, primarily markets outside of the United States.

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

Private Label Products

Drug Check 1200 STK: Dräger Safety distributes our oral fluid test under their own trademark “Drug Check”. Dräger Safety distributes this product in various countries in which Dräger Safety has exclusive market rights. Each Dräger Drug Check 1200 STK oral fluid cassette simultaneously tests for 5, 6, or 7 DOA in a single oral fluid specimen.

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

Contract Manufacturing

We provide bulk test strip contract manufacturing services to a number of non-affiliated POCT diagnostic companies. In the year ended December 31, 2014, we manufactured test components for the detection of:

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

According to the 2013 SAMHSA (Substance Abuse Mental Health Services Administration) National Survey on Drug Use and Health released in September 2014, most drug users are employed. Of the 22.4 million current illicit drug users aged 18 or older in 2013, 15.4 million (68.9 percent) were employed either full or part time.

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

According to reports issued by the Bureau of Justice Statistics:

▪	According to a report issued by the Bureau of Justice Statistics in December 2014, at year end 2013, almost 6.9 million people in the United States were under correctional supervision; and
▪	According to the Federal Bureau of Investigation’s Uniform Crime Report released in the Fall of 2014, in 2013 there were over 1.5 million arrests for drug abuse violations. Drug abuse violations are defined as state or local offenses relating to the unlawful possession, sale, use, growing, manufacturing, and making of narcotic drugs including opium or cocaine and their derivatives, marijuana, synthetic narcotics, and dangerous non-narcotic drugs such as barbiturates.

Clinical/Pain Management

The Clinical market includes emergency rooms, physician offices, hospitals and clinics and rehabilitation facilities associated with hospitals. The Drug Abuse Warning Network (“DAWN”, a public health surveillance system that monitors drug-related visits to hospital emergency departments and drug-related deaths investigated by medical examiners and coroners) reported in July 2013 (that latest date available as of the date of this report), that in 2012 over 5 million emergency department visits were drug related, a 100% increase from 2004. This increase primarily reflects greater numbers of medical emergencies associated with adverse reactions, accidental drug ingestions, and misuse or abuse of prescription drugs and over-the-counter medications. To address this issue, drug testing is performed so healthcare professionals are able to ascertain the drug status of a patient before they administer pharmaceuticals or other treatment.

Drug testing is also a useful in pain management as it is one of the major tools of adherence monitoring in the assessment of a patient’s predisposition to, and patterns of, misuse/abuse; a vital first step towards establishing and maintaining the safe and effective use of drugs in the treatment of chronic pain. There are many benefits of drug testing in this market; these include reducing the risk for toxicity in patients vulnerable to adverse drug effects, detecting patient non-compliance, reducing the risk of therapeutic failure, and avoiding or detecting drug-drug interaction. Additionally, drug testing enhances the physician’s ability to use drugs effectively and minimizes costs. Urine is the standard body fluid tested for drug screening because it is readily available, it is easily collected, and it is easily handled by laboratory and office personnel. Urine has been preferred over serum sampling because the period of detection of a particular drug in the urine is increased, while drugs and their corresponding metabolites may only be detectable in the serum for a short period of time. Urine drug testing is also less expensive and non-invasive compared to serum testing. Our CLIA waived Rapid TOX product line is particularly appropriate for the pain management market. We currently sell our urine DOA products in this market through our direct sales force and a number of key distributors. We do not have an exclusive distribution relationship focused on the clinical POCT market, however we continue to look for such a relationship with a global diagnostic company.

Rehabilitation/Drug Treatment

The Rehabilitation/Drug Treatment market includes people in both inpatient and outpatient treatment for substance abuse. According to the2013 SAMHSA National Survey on Drug Use and Health, of the estimated 22.7 million individuals aged 12 or older in 2013 that needed treatment for an illicit drug or alcohol use problem, 2.5 million received treatment at a specialty facility. Drug testing is a positive aspect of treatment as it aids in relapse prevention and encourages honesty both within the patient himself and with his outside interactions. In addition, being able to accurately gauge the current drug use by patients enrolled in a substance abuse program is essential so urine drug testing is an integral part of treatment programs, including physician office-based programs. There is typically a high frequency of testing in this market. In many residence programs, patients are tested each time they leave the facility and each time they return. In methadone and buprenorphine maintenance programs, more frequent testing provides a more complete picture of drug use habits, thus helping to direct treatment. There are advantages of point of collection testing in this market, including but not limited to, less handling of the specimen, which will reduce the potential for mistakes, a "greater sense of confidentiality," and quicker results. Our CLIA waived Rapid TOX product line is particularly appropriate for the Rehabilitation/Drug Treatment market. We currently sell our urine DOA products in this market through our direct sales force and a number of key distributors.

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

Education

The Education market consists of student drug-testing. In June 2002, the Supreme Court ruled that students in extracurricular activities including athletics, band, choir, and other activities could be tested for drugs at the start of the school year and randomly throughout the year. According to the February 2015 University of Michigan Monitoring the Future study, 14.6% of 8th graders, 29.9% of 10th graders and 38.7% of 12th graders have used an illicit drug within the 12 months prior to the study.

Our Distribution Methods

We have a two-pronged distribution strategy that focuses on growing our business through direct sales and distributors. Our direct sales team consists of our Director of Latin America Sales, Director of International Sales, Regional Sales Managers, sales consultants and Inside Sales Representatives (collectively our “Direct Sales Team”); all of which are trained professionals that are experienced in DOA testing sales. Our distributors are unaffiliated entities that resell our POCT products either as stand-alone products or as part of a service they provide to their customers.

Our Direct Sales Team and network of distributors sell our products to the Workplace, Government, Clinical/Pain Management, Rehabilitation/Drug Treatment, and Education markets, and we sell primarily through a network of distributors in the International market.

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

Pricing: The pricing structure within the POCT market for DOA is highly competitive. Price pressure remains to be the greatest when comparing our product pricing with the pricing of POCT products manufactured outside of the United States. In order to meet the price pressure caused primarily by these foreign manufacturers, we continuously evaluate all aspects of our manufacturing and assembly processes to identify areas of cost savings. In the year ended December 31, 2014, we closed down 2 of the 3 units we leased in Logan Township, New Jersey and moved certain manufacturing operations up to our (owned) facility in Kinderhook, New York. The manufacturing operations that were moved are consistent with operations already occurring in the New York facility. The 1 remaining unit in New Jersey continues to house bulk strip manufacturing and research and development. We expect to see increased efficiencies as a result of the partial consolidation. Cost savings in manufacturing allows us to achieve and/or sustain acceptable gross margins while still providing our customers with cost-competitive products. We continue to explore new, lower cost product alternatives to offer our customers.

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

Customer and technical support: Customer and technical support are becoming more important in the POCT market as individuals being tested become more knowledgeable about how to “beat” a drug test. Our customers often need guidance and assistance with certain issues, including but not limited to, test administration, drug cross reactivity and drug metabolism. We provide our customers with continuous customer and technical support on a 24/7/365 basis. We believe that this support gives us a competitive advantage since our competitors do not offer this extended service to their customers.

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

Major Customers

We have a number of national account customers that in total represent a significant portion of our sales in the years ended December 31, 2014 and December 31, 2013. One of these national account customers represented 22.9% of net sales in the year ended December 31, 2014 and 15.5% of net sales in the year ended December 31, 2013.

Patents and Trademarks/Licenses

As of December 31, 2014, we held 29 patents related to our point of collection drug-testing products, including 12 patents issued in the United States. As of December 31, 2014, we have 5 United States patent applications pending and 2 foreign patent applications pending. One of our patents (a RDS design patent) expired in August 2014 and the next expiration date of one of our patents is March 2016.

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

Our oral fluid products have never been marketed or sold to the Clinical market (or to any market that would use the products for diagnosis or treatment) and prior to the receipt of a warning letter from FDA in July 2009, it was our belief, and the belief of our industry, that 510(k) marketing clearance was not required to sell in non-clinical markets, so we did not seek 510(k) marketing clearance from FDA. After protracted discussions with FDA, we entered into a Consent Decree of Permanent Injunction (the “Consent Decree”) with FDA, and on September 3, 2013, we filed our application for 510(k) marketing clearance. In November 2013, we were informed that the FDA determined that our OralStat was not substantially equivalent to the predicate market device (even though OralStat had an overall accuracy rate of 92%). In accordance with our Consent Decree, we ceased marketing and selling OralStat to the workplace (non-forensic) market but we continue to market and sell OralStat to the forensic market and for export outside the United States.

In order to sell our products in Canada, we must comply with ISO 13485:2003, the International Standards Organization’s Directive for Quality Systems for Medical Devices (MDD or Medical Device Directive), and in order to sell our products in the European Union, we must obtain CE marking for our products (in the European Union, a “CE” mark is affixed to the product for easy identification of quality products). Collectively, these standards are similar to the U.S. Federal Regulations enforced by the FDA, and are a reasonable assurance to the customer that our products are manufactured in a consistent manner to help ensure that quality defect-free goods are produced. As of the date of this report, we have received approval and the right to bear the CE mark on our Rapid Drug Screen, Rapid ONE, Rapid TOX, RDS InCup, Rapid TOX Cup II, and OralStat. We received our IS EN ISO 13485:2003 compliance certification in August 2006, updated since to IS EN ISO 13485, 2012 and in 2010 we received our ISO 9001:2008 compliance certification. We have also obtained the license to sell our RDS, Rapid ONE and Rapid TOX products in Canada.

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

Research and Development (“R&D”)

Our R&D efforts are continually focused on enhancing and/or maintaining the performance and reliability of our drug-testing products. In the year ended December 31, 2014, in addition to the former, efforts in R&D were related to modifications to our Rapid TOX Cup II product line; modifications that will enable us to be slightly more cost-competitive with products made by foreign manufacturers while still maintaining (or further improving) the quality and performance of the product line. Our R&D expenditures were $228,000 in the year ended December 31, 2014 and $645,000 in the year ended December 31, 2013 (due to extraordinary costs related to our OralStat 510(k) marketing application filed in September 2013). None of the costs incurred in R&D in either the year ended December 31, 2014 or the year ended December 31, 2013 were borne by a customer.

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

As of December 31, 2014, we had 68 employees, of which 67 were full-time and 1 was part-time. None of our employees are covered by collective bargaining agreements, and we believe our relations with our employees are good.

Item 1A. Risk FACTORS

ABMC has a history of incurring net losses.

Since our inception and throughout most of our history, we have incurred net losses, including but not limited to, a net loss of $490,000 incurred in the year ended December 31, 2014. We expect to continue to make substantial expenditures for sales and marketing, product development and other business purposes. Our ability to achieve profitability in the future will primarily depend on our ability to increase sales of our products (and our cessation of selling and marketing our oral fluid test in the Workplace market in November 2013 severely impacted our ability to increase sales in the year ended December 31, 2014), reduce production and other costs and successfully introduce new products and enhanced versions of our existing products into in the marketplace. There can be no assurance that we will be able to increase our revenues at a rate that equals or exceeds expenditures. In the year ended December 31, 2014, sales continued to be negatively impacted by the aftermath of the recession. Our failure to increase sales while maintaining or reducing product costs, general and administrative, sales and marketing and research and development costs would result in the Company incurring additional losses.

ABMC believes it will need additional funding for its existing and future operations.

Our financial statements for the year ended December 31, 2014 were prepared assuming we will continue as a going concern. If global economic conditions do not improve or return to pre-recession levels, our current cash balances and cash generated from future operations may not be sufficient to fund operations for the next twelve months. Future events, including the expenses and difficulties which may be encountered in establishing and maintaining a substantial market for our products (including but not limited to the cessation of marketing and selling of our oral fluid test in the Workplace market), could make cash on hand insufficient to fund operations. If cash generated from operations is insufficient to satisfy our working capital and capital expenditure requirements, we may be required to sell additional equity or debt securities or obtain additional credit facilities. There can be no assurance that such financing will be available or that we will be able to complete financing on satisfactory terms, if at all. Any such equity financing would result in further dilution to existing shareholders.

The POCT market for DOA is highly competitive.

The POCT market for DOA is highly competitive. Several companies produce drug tests that compete directly with our DOA product line, including Alere (formerly Inverness Medical Innovations, Inc.) and its subsidiaries, as well as OraSure Technologies, Inc. In addition to these manufacturers, there are a number of smaller privately held companies, as well as foreign manufacturers, that compete with us. Some of our competitors are more well known, and some have far greater financial resources than us, which means they can devote substantially more resources to business and product development and marketing efforts. Our inability to successfully address any competitive risk factors could negatively impact sales and further our profitability.

One of our customers accounted for more than 10% of our total net sales in the year ended December 31, 2014.

One of our customers accounted for more than 10% of our total net sales in the year ended December 31, 2014. Although we have entered into a written purchase agreement with this customer, this customer does not has any minimum purchase obligations and could stop buying products from us with 90-days’ notice. A reduction, delay or cancellation of orders from this customer or the loss of this customer could reduce our revenues. There can be no assurance that this customer or any of our current customers will continue to place orders, that orders by existing customers will continue at current or historical levels or that we will be able to obtain orders from new customers.

We rely on third parties for raw materials used in our DOA products and in our bulk test strip contract manufacturing processes.

We currently have approximately 51 suppliers that provide us with the raw materials necessary to manufacture our point of collection drug-testing strips and our point of collection tests for DOA. For most of our raw materials, we have multiple suppliers, but there are a few raw materials for which we only have one supplier. The loss of one or more of these suppliers, the non-performance of one or more of their materials or the lack of availability of raw materials could suspend our manufacturing process related to our DOA products. This interruption of the manufacturing process could impair our ability to fill customers’ orders as they are placed, putting us at a competitive disadvantage.

Furthermore, we rely on a number of third parties for the supply of raw materials necessary to manufacture the test components we supply to other diagnostic companies under bulk test strip contract manufacturing agreements. For most of these raw materials, we have multiple suppliers, but there are a few raw materials for which we only have one supplier. The loss of one or more of these suppliers could suspend the bulk test strip manufacturing process and this interruption could impair our ability to perform bulk test strip contract manufacturing services.

We have a significant amount of raw material and “work in process” inventory on hand that may not be used in the year ended December 31, 2014 if the expected configuration of sales orders is not received at projected levels.

We had approximately $1,136,000 in raw material components for the manufacture of our products at December 31, 2014. The non-chemical raw material components may be retained and used in production indefinitely and the chemical raw materials components have lives in excess of 20 years. In addition to the raw material inventory, we had approximately $390,000 in manufactured testing strips, or other “work in process” inventory at December 31, 2014. The components for much of this “work in process” inventory have lives of 12-24 months. If sales orders received are not for products that would utilize the raw material components, or if product developments make the raw materials obsolete, we may be required to dispose of these unused raw materials. In addition, since the components for much of the “work in process” inventory have lives of 12-24 months, if sales orders within the next 12-24 months are not for products that contain the components of the “work in process” inventory, we may need to discard this expired “work in process” inventory. We have established an allowance for obsolete or slow moving inventory. At December 31, 2014, this allowance was $324,000. There can be no assurance that this allowance will continue to be adequate for the year ending December 31, 2015 and/or that it will not have to be adjusted in the future.

Possible inability to hire and retain qualified personnel.

We will need additional skilled sales and marketing, technical and production personnel to grow the business. If we fail to retain our present staff or hire additional qualified personnel our business could suffer.

We depend on key personnel to manage our business effectively.

We are dependent on the expertise and experience of our senior management for our future success. The loss of a member of senior management could negatively impact our business and results of operations. On October 30, 2013, Melissa A. Waterhouse, our (former) Executive Vice President, Regulatory Affairs, Chief Compliance Officer and Corporate Secretary was appointed as our interim Chief Executive Officer/Chief Financial Officer when we became aware that our (then current) Chief Executive Officer/Chief Financial Officer Stan Cipkowski was unable to continue due for medical reasons (Mr. Cipkowski subsequently passed away on October 31, 2013). Ms. Waterhouse was appointed as our Chief Executive Officer/Principal Financial Officer on June 20, 2014. We have an employment agreement in place with Ms. Waterhouse, but there can be no assurance that Ms. Waterhouse will continue her employment; and the loss of Ms. Waterhouse could disrupt the business and therefore have a negative impact on business results. We also have a number of other individuals in senior management positions. There can be no assurance that they too will continue their employment. We did maintain key man insurance for Cipkowski and the Company was the sole beneficiary of the policy with a face amount of $500,000. We do not currently maintain key man insurance on Ms. Waterhouse.

Any adverse changes in our regulatory framework could negatively impact our business.

In the past, our industry believed that when DOA POCTs were sold in non-clinical markets (such as workplace), they did not fall under the definition of a “medical device”, but when sold in the clinical market, they did fall under the definition of a “medical device.” When a product is a medical device, a 510(k) marketing application must be submitted to the FDA. A 510(k) is a premarketing submission made to the FDA to demonstrate that the device to be marketed is as safe and effective, that is, substantially equivalent, to a legally marketed device that is not subject to premarket approval. Applicants must compare their 510(k) device to one or more similar devices currently on the U.S. market and make and support their substantial equivalency claims. A legally marketed device is a device that was legally marketed prior to May 28, 1976 (pre-amendments device), or a device that has been reclassified from Class III to Class II or I, or a device which has been found to be substantially equivalent to such a device through the 510(k) process, or one established through Evaluation of Automatic Class III Definition. The legally marketed device(s) to which equivalence is drawn is known as the “predicate” device(s). Applicants must submit descriptive data and, when necessary, performance data to establish that a device is substantially equivalent to a predicate device.

Our urine point of collection products have received 510(k) marketing clearance from the FDA, and have therefore met FDA requirements for professional use. We have also been granted a CLIA waiver from the FDA related to our Rapid TOX (urine) product line.

Our oral fluid products have never been marketed or sold to any market that would use the products for diagnosis or treatment and prior to the receipt of a warning letter from FDA in July 2009, it was our belief, and the belief of our industry, that 510(k) marketing clearance was not required to sell in non-clinical markets, so we did not seek 510(k) marketing clearance from FDA. After protracted discussions with FDA, we entered into a Consent Decree of Permanent Injunction (the “Consent Decree”) with FDA, and on September 3, 2013, we filed our application for 510(k) marketing clearance. In November 2013, we were informed that the FDA determined that our OralStat was not substantially equivalent to the predicate market device (even though OralStat had an overall accuracy rate of 92%). In accordance with our Consent Decree, we ceased marketing and selling OralStat to the workplace (non-forensic) market but we continue to market and sell OralStat to the forensic market and for export outside the United States.

The cost of filing our application for 510(k) clearance was material and had a negative impact on our efforts to improve our financial performance. Our point of collection oral fluid drug tests historically account for a material portion of its sales (approximately 15%-20% on an annual basis). The majority of these were sales to the Workplace market. The inability to market and sell our point of collection oral fluid drug tests in the Workplace market negatively impacted our revenues in the year ended December 31, 2014, and the loss of oral fluid customers has negatively impacted our revenues. ABMC intends to continue marketing and selling OralStat to forensic markets and to markets outside of the United States.

Although we currently unaware of any additional changes in regulatory standards related to any of our markets, if regulatory standards were to further change in the future, there can be no assurance that the FDA will grant the Company appropriate marketing clearances required to comply with the changes, if and when we apply for them.

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

We seek to protect our proprietary products under trade secret and copyright laws, which afford only limited protection. We currently have a total of 29 patents related to our POCT products. We have additional patent applications pending in the United States, and other countries, related to our POCT products. Certain trademarks have been registered in the United States and in other countries. There can be no assurance that the additional patents and/or trademarks will be granted or that, if granted, they will withstand challenge.

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

We currently have three non-statutory stock option plans, the Fiscal 2000 Non-statutory Stock Option Plan (the “2000 Plan”), the Fiscal 2001 Non-statutory Stock Option Plan (the “2001 Plan”) and the 2013 Equity Compensation Plan (the “2013 Plan”). All three plans has been adopted by our Board of Directors and approved by our shareholders. Only the 2001 Plan has options issued. Only the 2001 Plan and the 2013 Plan have options available for future issuance. As of December 31, 2014, there were 1,295,000 options issued and outstanding under the 2001 Plan. There were no options issued under the 2013 Plan, making the total issued and outstanding options $1,295,000 as of December 31, 2014. Of the total options issued and outstanding, 946,000 are fully vested as of December 31, 2014. As of December 31, 2014, there were 2,422,000 options available for issuance under the 2001 Plan and 4,000,000 options available for issuance under the 2013 Plan.

Series A Debentures. In August 2008, we completed an offering of 10% Series A Debentures (“Series A Debentures”) and received gross proceeds of $750,000.

The Series A Debentures were set to mature on August 1, 2012; however, in July 2012, the term of $645,000 in Series A Debentures was extended to reflect a due date of August 1, 2013, and the interest rate during the extension period was increased from 10% to 15% per annum, due quarterly in arrears. All other terms of the Series A Debentures remained unchanged. Thirty-two of the thirty-seven Holders of Series A Debentures (representing $645,000 of Series A Debentures) extended. Five of the Holders of Series A Debentures (representing $105,000 in Series A Debentures) did not wish to extend the Series A Debentures (we used a portion of the proceeds from a $150,000 Bridge Loan with Cantone Asset Management (“CAM”) to pay the five Holders that did not wish to amend/extend). Given that five of the Holders did not extend, and the principal paid, the number of potential Debenture Conversation Shares did decrease from just over 1 million shares to approximately 860,000 shares.

Cantone Research, Inc. (CRI) acted as our exclusive placement agent in connection with the July 2012 amendment of the Series A Debentures, and as compensation for their placement agent services, among other things, the Placement Agent Warrants issued to CRI (in connection with their services as placement agent in the original Series A Debenture financing) were amended to reflect a purchase price of $0.17 per share and a new term of three (3) years or they are exercisable through July 31, 2015.

On August 1, 2012, we issued Cantone Asset Management, Inc. (CAM) warrants to purchase 300,000 shares of our common stock at an exercise price of $0.16 per share (the “CAM Warrant”) in connection with a Consulting Agreement with CAM.

On October 7, 2013, we entered into a new Placement Agent Agreement (“2013 Agent Agreement”) with CRI related to the further extension of the Series A Debentures, as amended, due August 1, 2013. Under the amendment, the term of the Series A Debentures was extended to reflect a due date of either February 1, 2014 or August 1, 2014, at the election of the Series A Debenture Holder. The interest rate during the extension period remained 15% per annum, due quarterly in arrears. All other terms of the Series A Debentures remained the same.

As compensation for their placement agent services, CRI received a 3-year warrant to purchase 75,000 common shares at an exercise price of $0.14. On October 7, 2013, we entered into a new $200,000 Bridge Loan (the “2013 Bridge Loan”) with CAM to pay off the existing Bridge Loan with CAM and to pay placement agent fees and expenses. As part of the inducement to enter into the 2013 Bridge Loan, we issued CAM a 3-year warrant to purchase 250,000 common shares at an exercise price of $0.14. The warrants were 100% exercisable on the date of the grant. On October 7, 2013, we entered into another Agreement to the Series A Debenture (the “2013 Series A Debenture Amendment”) with thirty of the thirty-two holders of Series A Debentures (the “Debenture Holders”). An extension period of either 6 or 12 months was at the election of the Debenture Holder. 27 of the Debenture Holders elected to extend for a period of 12 months and 3 elected to extend for a period of 6 months. The 27 Holders that elected to extend for a 12-month period were each issued a warrant to purchase 1 share of common stock for each $1.00 that was extended. We issued 2-year warrants to purchase 543,500 shares of common stock at an exercise price of $0.14 (the “2013 Holder Warrants”).

Imperium/Monarch Warrants

On January 16, 2013, in connection with a line of credit with Imperium Commercial Finance LLC (“Imperium”), we granted Imperium a 7-year warrant to purchase 2,000,000 common shares of the Company at an exercise price of $0.18, (the “Imperium Warrant”). The Imperium Warrant was 100% exercisable on the date of issuance. In addition, as their finder’s fee compensation, we issued Monarch Capital Group, LLC (“Monarch”) a 5-year warrant representing 3% (60,000 common shares) of the Imperium Warrant, also at a strike price of $0.18, (the “Monarch Warrant”). The Monarch Warrant was 100% exercisable on the date of issuance.

If these stock options, Placement Agent Warrants, CAM Warrants, 2013 Holder Warrants, Imperium Warrant or Monarch Warrant are exercised, the common shares issued will be freely tradable, increasing the total number of common shares issued and outstanding. If these shares are offered for sale in the public market, the sales could adversely affect the prevailing market price by lowering the bid price of our securities. The exercise of any of these stock options, Placement Agent Warrants, CAM Warrants, 2013 Holder Warrants, the Imperium Warrant and the Monarch Warrant could also materially impair our ability to raise capital through the future sale of equity securities because issuance of the common shares underlying the stock options, Placement Agent Warrants, CAM Warrants, 2013 Holder Warrants, Imperium Warrant and the Monarch Warrant would cause further dilution of our securities. In addition, in the event of any change in the outstanding shares of our common stock by reason of any recapitalization, stock split, reverse stock split, stock dividend, reorganization consolidation, combination or exchange of shares, merger or any other changes in our corporate or capital structure or our common shares, the number and class of shares covered by the stock options and/or the exercise price of the stock options may be adjusted as set forth in their plans.

Substantial resale of restricted securities may depress the market price of our securities.

There are 3,404,000 common shares presently issued and outstanding as of the date hereof that are “restricted securities” as that term is defined under the Securities Act of 1933, as amended, (the “Securities Act”) and in the future may be sold in compliance with Rule 144 of the Securities Act (“Rule 144”), or pursuant to a registration statement filed under the Securities Act. Rule 144 addresses sales of restricted securities by affiliates and non-affiliates of an issuer. An “affiliate” is a person, such as an officer, director or large shareholder, in a relationship of control with the issuer. “Control” means the power to direct the management and policies of the company in question, whether through the ownership of voting securities, by contract, or otherwise. If someone buys securities from a controlling person or an affiliate, they take restricted securities, even if they were not restricted in the affiliate's hands.

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

Our securities are currently trading on the OTC Markets, Inc. (under their OTCQB™ market tier), and may be subject to SEC “penny stock,” rules, which could make it more difficult for a broker-dealer to trade our common shares, for an investor to acquire or dispose of our common shares in the secondary market and for us to retain or attract market makers.

The SEC has adopted regulations that define a “penny stock” to be any equity security that has a market price per share of less than $5.00, subject to certain exceptions, such as any securities listed on a national securities exchange or securities of an issuer in continuous operation for more than three years whose net tangible assets are in excess of $2 million, or an issuer that has average revenue of at least $6 million for the last three years. Our common shares are currently trading on the OTC Markets, Inc., under their OTCQB market tier (the US registered and reporting marketplace for over-the-counter (OTC) securities). As of the year ended December 31, 2014, our net tangible assets did not exceed $2 million, however, our average revenue for the last three years exceeded $6 million, so our securities currently qualify for exclusion from the “penny stock” definitions. However, if our three-year average revenue falls below $6 million, we would fail to qualify for the exclusion, and our common shares would be subject to “penny stock” rules. For any transaction involving a “penny stock,” unless exempt, the rules impose additional sales practice requirements on broker-dealers, subject to certain exceptions. For these reasons, a broker-dealer may find it more difficult to trade our common stock and an investor may find it more difficult to acquire or dispose of our common stock on the secondary market. Therefore, broker-dealers may be less willing or able to sell or make a market in our securities because of the penny stock disclosure rules. Not maintaining a listing on a major stock market may result in a decrease in the trading price of our securities due to a decrease in liquidity and less interest by institutions and individuals in investing in our securities, and could also make it more difficult for us to raise capital in the future. Furthermore, listing on the OTCQB may make it more difficult to retain and attract market makers. In the event that market makers cease to function as such, public trading of our securities will be adversely affected or may cease entirely.

We incur significant costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance initiatives.

We incur significant legal, accounting and other expenses as a result of our required compliance with certain regulations implemented by the SEC. Our management and other personnel devote a substantial amount of time to these compliance requirements. Moreover, these rules and regulations result in significant legal and financial compliance costs and make some activities more time-consuming and costly.

More specifically, the Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. Our management is required to perform system and process evaluation and testing of the effectiveness of our internal controls over financial reporting, as required by Section 404(a) of the Sarbanes-Oxley Act (as a smaller reporting company, we are exempt from the requirements of Section 404(b) of the Sarbanes-Oxley Act which requiring auditor’s attestation related to internal controls over financial reporting). Our testing may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. As a result, our compliance with Section 404(a) may require that we incur substantial accounting expense and expend significant management efforts. We do not have an internal audit group, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge to ensure compliance with these regulations and/or to correct such material weaknesses. If we are not able to comply with the requirements of Section 404(a), or if we identify deficiencies in our internal controls over financial reporting, the market price of our common shares could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Difficult conditions in the global economy have adversely affected our business and results of operations and it is uncertain if these conditions will improve in the near future.

The global economy has faced an extended worldwide recession and economic crisis. The recession and economic crisis has substantially reduced our sales and negatively impacted our results of operations. The magnitude and duration of the recession and economic crisis make it extremely difficult to forecast future sales levels. Without an economic recovery, we could experience lower sales, lower gross margins and increased bad debt risks, all of which could adversely affect our results of operations, financial condition and cash flows. There could be a number of other adverse effects on our business, including insolvency of customers and suppliers.

Inability to comply with financial covenants under our current credit facilities could result in our creditor(s) declaring all amounts owed to them due and payable with immediate effect, or result in the collection of collateral by the creditor(s); both of which would have an adverse material impact on our business and our ability to continue operations.

We have a credit facility with Imperium Commercial Finance, LLC (the “Imperium Line of Credit”) consisting of revolving line of credit. The Imperium Line of Credit is secured by a first security interest in all of our receivables, inventory, and intellectual property rights along with a second security interest in our machinery and equipment (together the “Collateral”).

We also have a Mortgage Consolidation Loan with First Niagara Bank (“FNB”). The loan with FNB is secured by our facility in Kinderhook, New York as well as various pieces of machinery and equipment.

Both of these facilities require that we comply with certain financial covenants (these covenants are discussed in more detail in our periodic reports on Form 10-Q and in the Notes within this Annual Reports on Form 10-K). We have not been in compliance with the EBITDA requirements under the Imperium Line of Credit since the First Quarter of 2013. We did receive a waiver from Imperium for the three months ended March 31, 2013 (for which we paid them a fee of $10,000), but no further formal waivers have been issued. This non-compliance constitutes an event of default, and the interest rate on the Imperium Line of Credit can be increased by 4% for as long as the event of default occurs. Imperium’s other remedies include, but are not limited to, termination or suspension of Imperium’s obligation to make further advances to the Company, and declaration of all amounts owed to Imperium due and payable. The increase in interest rate, given our current advances under the Imperium Line of Credit would not be material, however, if Imperium were to suspend or terminate further advances, or declare all amounts due and payable, this would have a material adverse effect on our business and negatively impact our ability to continue operations.

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

Item 3. Legal Proceedings

On December 16, 2010, we filed a complaint in the Supreme Court of the State of New York in Columbia County against Martin R. Gould (“Gould”), Jacqueline Gale (“Gale”), Advanced Diagnosticum Products, Inc. (“ADPI”) and Biosure, Inc. (“Biosure”), together the “Defendants”. The complaint alleged that Gould, our former Chief Science Officer and Executive Vice President of Technology, and Gale, our former Vice President of Manufacturing and Development, were performing illegal, competitive, employment-related services for ADPI and Biosure during their employment with the Company, were using Company resources to perform such services, and were doing so in their capacity as employees and/or officers of ADPI and Biosure. On August 8, 2013, court-ordered mediation was held resulting in settlement between all parties. All parties agreed that the matter was resolved in order to avoid the costs and uncertainties of litigation, with no admissions of guilt from any of the parties involved. All parties were released from any and all claims, injuries, rights, liabilities and causes of action of every nature and description whatsoever, both statutory and common law, known or unknown, that spring from the facts alleged or that could have been alleged either as claims, cross claims, third party claims, or affirmative defenses in the litigation. Under the terms of the settlement, each party has agreed not to disclose to any third parties the terms and conditions of the settlement agreement.

Prior to the receipt of a warning letter from FDA in July 2009, it was our belief, and the belief of our industry, that 510(k) marketing clearance was not required to sell in non-clinical markets, so we did not seek 510(k) marketing clearance from FDA. After protracted discussions with FDA, we entered into a Consent Decree of Permanent Injunction (the “Consent Decree”) with FDA, and on September 3, 2013, we filed our application for 510(k) marketing clearance. In November 2013, we were informed that the FDA determined that our OralStat was not substantially equivalent to the predicate market device (even though OralStat had an overall accuracy rate of 92%). In accordance with our Consent Decree, we ceased marketing and selling OralStat to the workplace (non-forensic) market but we continue to market and sell OralStat to the forensic market and for export outside the United States.

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

Item 4. MINE SAFETY DISCLOSURE

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares are currently trading on the OTC Markets, Inc. under their OTCQB market tier (the US registered and reporting marketplace for over-the-counter (OTC) securities) under the symbol “ABMC”.

The following table sets forth the high and low closing bid prices of our securities as reported by the OTCQB in the years ended December 31, 2014 and December 31, 2013. The prices quoted reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not necessarily represent actual transactions.

Year ended December 31, 2014	High	Low

Quarter ending December 31, 2014	$0.14	$0.11
Quarter ending September 30, 2014	$0.13	$0.11
Quarter ending June 30, 2014	$0.13	$0.11
Quarter ending March 31, 2014	$0.16	$0.11

Year ended December 31, 2013	High	Low

Quarter ending December 31, 2013	$0.18	$0.10
Quarter ending September 30, 2013	$0.17	$0.12
Quarter ending June 30, 2013	$0.20	$0.13
Quarter ending March 31, 2013	$0.27	$0.13

Holders

Based upon the number of record holders and individual participants in security position listings, as of March 30, 2015, there were approximately 2,300 holders of our securities. As of March 30, 2015, there were 24,032,930 common shares outstanding.

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

Securities authorized for issuance under equity compensation plans not previously approved by security holders

Any securities required to be reported under this item have previously been included in either a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

The following table summarizes information as of December 31, 2014, with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by security holders	1,295,000	$0.27	6,422,000
Equity Compensation Plans not approved by security holders*	3,224,000	$0.17	NA

*All securities are related to individual compensation arrangements.

Performance Graph

As a smaller reporting company, we are not required to provide the information required under this item.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities, Purchases of equity securities by the issuer and affiliated purchasers

Any securities required to be reported under this item have previously been included in either a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

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

Overview and Plan of Operations

Sales in the year ended December 31, 2014 (“Fiscal 2014”) decreased when compared to the year ended December 31, 2013 (“Fiscal 2013”). This was as a result of the cessation of the marketing and sale of OralStat in the Workplace market (see Current Report on Form 8-K filed with the SEC on November 11, 2013), as well as sales declines in the government sector. In November 2013, we were informed that the U.S. Food and Drug Administration (“FDA”) determined that our OralStat was not substantially equivalent to the predicate market device (even though OralStat had an overall accuracy rate of 92%). In accordance with our Consent Decree, we ceased marketing and selling OralStat to the workplace (non-forensic) market but we continue to market and sell OralStat to the forensic market and for export outside the United States. Oral fluid workplace sales typically accounted for 15% or more of our total sales.

During Fiscal 2014, we sustained a net loss of $490,000 from net sales of $7,285,000, and had net cash provided by operating activities of $98,000. During Fiscal 2013, we sustained a net loss of $788,000 from net sales of $8,894,000, and had net cash provided by operating activities of $9,000.

The improvement in financial results in spite of sales declines is a result of management’s cost containment initiatives. In August 2013 and throughout Fiscal 2014, we implemented a number of expense and personnel cuts. In the fourth quarter of Fiscal 2014, completed partial consolidation of manufacturing operations. More specifically, we closed 2 of the 3 units we lease in Logan Township, New Jersey and moved certain manufacturing operations up to the Company’s (owned) facility in Kinderhook, New York. The manufacturing operations moved are consistent with operations already occurring in the New York facility. The 1 remaining unit in New Jersey continues to house bulk strip manufacturing and research and development. The cost of partial consolidation was approximately $92,000, however, starting January 1, 2015, an annual savings (in site costs, shipping, etc) of over $90,000 will be realized. This savings does not include any increased efficiencies as a result of the partial consolidation.

In Fiscal 2014, we took actions to bring a urine-based, all-inclusive drug test to the clinical (specifically the CLIA-waived market) and possibly consumer market, and in the latter part of the fourth quarter of Fiscal 2014, we filed a marketing application with FDA. We believe this new product will make a positive impact on our sales to the CLIA-waived market in the year ending December 31, 2015, however, this product being available to the CLIA-waived market is contingent on market clearance from the FDA.

In Fiscal 2014, we began research and development related to new lateral flow testing assays. We are hopeful that our efforts in this area will result in product launch(es) in the year ending December 31, 2015. We are also making efforts to identify and secure new contract work, such as contract manufacturing or contract assembly.

And finally, we are hopeful that we can obtain new credit facilities that will enable us to decrease our interest expense. In January 17, 2014, we retained Landmark Financial Corporation to provide certain financial advisory services to the Company. Landmark is assisting our executive management and Board of Directors with the evaluation of certain strategic opportunities currently before the Company, as well as assisting the Company in locating alternative debt facilities.

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

Results of operations for Fiscal 2014 compared to Fiscal 2013

Net Sales: Net sales decreased 18.1% to $7,285,000 in Fiscal 2014 from 8,894,000 in Fiscal 2013. Sales in Fiscal 2014 were negatively impacted by our inability to sell our oral fluid product into the Workplace market. In November 2013, we ceased marketing and selling our OralStat product to the Workplace market after the FDA informed the Company that our oral fluid test (at an overall accuracy rate of 92%) was not substantially equivalent to the predicate device. Oral fluid sales in the Workplace market typically accounted for 15% or more of our annual sales. We have refocused our efforts on forensic and international oral fluid sales as well as sales of our urine-based products to our core markets; however, these efforts did not result in an offset the loss of work place oral fluid sales in Fiscal 2014.

Our government sales also declined when comparing Fiscal 2014 to Fiscal 2013. Part of the reason for the decline was the loss of a government account; although the account was not a “material” account, it was a fairly high volume account. This, coupled with the continued price pressures from foreign competitors is negatively affecting government sales. We are hopeful that our urine-based, all-inclusive drug test, (expected to be launched in late 2014 or early 2015) will enable us to be even more cost competitive in this market.

International sales improved slightly in Fiscal 2014 when compared to Fiscal 2013. Sales in Latin and South America and Asia improved while other areas of the world declined. We have contracted with a few new distributors over the course of the last 18 months and they have informed us that they see increased market potential for our products in the areas for which they are authorized to distribute.

In the latter part of Fiscal 2014, our contract manufacturing sales decreased due to an inventory surplus at the customer’s warehouse facilities. In spite of this, contract-manufacturing sales improved in Fiscal 2014 when compared to Fiscal 2013, primarily due to increased contract manufacturing of a product for fetal amniotic rupture. We are currently exploring new potential contract manufacturing opportunities with unaffiliated third parties.

Cost of goods sold/gross profit: Cost of goods decreased to 58.0% of net sales in Fiscal 2014 from 59.8% of net sales in Fiscal 2013. Gross profit increased to 42% of net sales in Fiscal 2014 from 40.2% of net sales in Fiscal 2013.

Price pressures from foreign manufacturers and overall market conditions continue to impact the cost per unit that we are able to garner for our products. However, in Fiscal 2014 increased efficiency in manufacturing (stemming from expense reductions that were implemented in late 2013 and throughout Fiscal 2014) offset result of the price pressure. We continuously evaluate our production personnel levels as well as our product manufacturing levels and inventory to ensure they are adequate to meet current and anticipated sales demands. This evaluation process resulted in our decision to consolidate our leased New Jersey from three units to one unit, and move certain operations up to our owned New York facility, and this consolidation was completed on December 31, 2014.

Operating Expenses: Operating expenses for Fiscal 2014 decreased $1,424,000, or 30.3%, when compared to operating expense in Fiscal 2013. In the latter part of Fiscal 2013 and throughout most of Fiscal 2014, management implemented a number of cost containment initiatives; such as personnel and expense reductions. We continued with these initiatives by completing a consolidation of our New Jersey, although savings from this initiative will not be recognized until the year ending December 31, 2015. In Fiscal 2014, expense in all three divisions decreased as noted below:

Research and development (“R&D”)

R&D expenses for Fiscal 2014 decreased $417,000, or 64.7%, when compared to R&D expenses incurred in Fiscal 2013. This stems from decreased FDA compliance costs. In Fiscal 2013 we took actions to submit our oral fluid 510(k) clearance application to FDA. While we also filed a marketing application in Fiscal 2014 for one of our urine products, the cost of the studies related to the oral fluid application were significantly more than the costs associated with the urine product studies. Salaries and other employee benefits also decreased in Fiscal 2014 when compared to Fiscal 2013. Our R&D department continues to focus their efforts on the enhancement of current products, development of new testing assays, new product platforms and exploration of contract manufacturing opportunities.

Selling and marketing

Selling and marketing expense for Fiscal 2014 decreased $611,000, or 35.5%, when compared to Fiscal 2013. Decreased salaries in both selling and marketing, sales commissions (due to decreased sales and some limited restructuring of commission programs), sales auto and travel expense, marketing travel and consulting fees and postage charges were nominally offset by increased insurance costs. The decrease in marketing travel and consulting fees stems from charges in Fiscal 2013 related to our introduction of a low-cost alternative product (not manufactured by the Company). This product alternative was abandoned in the latter part of Fiscal 2013, as the sales levels did not support the expenses being made. Given this, these marketing consulting costs did not recur in Fiscal 2014.

Throughout Fiscal 2014, we continued to promote our products through participation at high profile regional and national trade shows and other marketing activities. Our direct sales force focused their selling efforts in our target markets, which include, but are not limited to, Workplace and Government, as well as focusing on the physician and pain management clinic market with our CLIA waived Rapid TOX product line, and focusing on the forensic and international markets for our OralStat product.

General and administrative (“G&A”)

G&A expenses for Fiscal 2014 decreased $396,000, or 17.0%, from Fiscal 2013. Expenses related to investor relations, warehouse salaries, administrative salaries & benefits (as a result of the reduction in executive management personnel after the death of our former CEO Stan Cipkowski in October 2013), insurance, patents/licenses, legal fees (due to the August 2013 settlement of litigation, brought by the Company against Martin Gould, Jacqueline Gale, Advanced Diagnosticum Products, Inc. and Biosure, Inc.), government reporting fees (due to the loss of the government account previously discussed), and share based payment expense decreased. The reduction in share-based payment expense in Fiscal 2014 was primarily due to the acceleration of the amortization of expense related to Mr. Cipkowski’s stock options upon his death in October 2013. Given this acceleration, there was no expense related to Mr. Cipkowski’s stock options in Fiscal 2014.

These expense reductions were partially offset by increases in consultant fees (due to our retention of Landmark Financial in January 2014), brokers fees (in connection with debt financings), and utilities. In addition, G&A expense in Fiscal 2014 included $92,000 in relocation expense related to the consolidation of the New Jersey facility. We did not have any relocation expense in Fiscal 2013.

We believe that our current infrastructure is sufficient to support our business. However, additional investments in research and development, selling and marketing and general and administrative may be necessary to develop new products in the future and enhance our current products to meet the customer needs in the POCT market, to grow our contract manufacturing operations, to promote our products in our markets and to institute changes that may be necessary to comply with various regulatory and public company reporting requirements. We do expect to make such investments in selling and marketing in the year ending December 31, 2015.

Other income and expense: Other income during Fiscal 2014 consisted primarily of proceeds from the sale of equipment and other income in Fiscal 2013 resulted primarily from of a key man insurance policy maintained on our former executive officer Stan Cipkowski.

During Fiscal 2014 and Fiscal 2013 we incurred interest expense of $ 244,000 and $310,000, respectively, related to our loans with First Niagara Bank, our line of credit with Imperium Commercial Finance LLC, our Series A Debentures and our loan with Cantone Asset Management.

LIQUIDITY AND CAPITAL RESOURCES AS OF DECEMBER 31, 2014

Our cash requirements depend on numerous factors, including product development activities, penetration of our core markets, and effective management of inventory levels and production levels in response to sales forecasts. We expect to devote capital resources to continue product development and research and development activities. We will examine other growth opportunities including strategic alliances and expect such activities will be funded from existing cash and cash equivalents, issuance of additional equity or additional borrowings, subject to market and other conditions. Our financial statements for the year ended December 31, 2014 were prepared assuming we will continue as a going concern. Although our financial condition has improved when comparing Fiscal 2014 with Fiscal 2013, our current cash balances, together with cash generated from future operations and amounts available under our credit facilities may not be sufficient to fund operations for the next twelve months. If cash generated from operations is not sufficient to satisfy our working capital and capital expenditure requirements, we will be required to sell additional equity or obtain additional credit facilities. There is no assurance that such financing will be available or that we will be able to complete financing on satisfactory terms, if at all.

As of December 31, 2014, we had the following debt/credit facilities:

Facility	Debtor	Balance as of December 31, 2014
Mortgage Consolidation Loan	First Niagara Bank	$348,000
Revolving Line of Credit	Imperium Commercial Finance	$779,000	*
Supplemental Advance Loan	Imperium Commercial Finance	$200,000
Series A Subordinated Debentures	Various individual holders	$523,000
Bridge Loan	Cantone Asset Management LLC	$200,000

*Additional Loan Availability was $87,000 as of December 31, 2014.

Working Capital

Our working capital decreased $69,000 to $313,000 at the end of Fiscal 2014 from $382,000 at the end of Fiscal 2013. The decrease in working capital stems primarily from cash received from other income in Fiscal 2013 that did not recur in Fiscal 2014 as well as decreased inventory levels in Fiscal 2014 when compared to Fiscal 2013. The decrease was partially offset by the reclassification of a portion of our mortgage consolidation loan from short-term to long-term in Fiscal 2014 due to a refinance completed in early Fiscal 2014.

We have historically satisfied net working capital requirements through cash from operations, bank debt, and occasional proceeds from the exercise of stock options and warrants.

Dividends

We have never paid any dividends on our common shares and we anticipate that all future earnings, if any, will be retained for use in our business.

Cash Flows

Cash provided by operations of $98,000 for Fiscal 2014 is comprised of a net loss of $490,000 plus a reduction in accounts payable and other accrued liabilities of $393,000, offset by the reduction in inventory of $304,000, a reduction in accounts receivable of $72,000 and adding back non cash changes of amortization and depreciation of $373,000 and a loss on disposal of fixed assets of $41,000.

Net cash used in investing activities consisting primarily of equipment, molds and patent costs remains relatively low at $65,000 and $34,000 for Fiscal 2014 and Fiscal 2013, respectively. Net cash used in investing activities in Fiscal 2014 did include proceeds from the sale of equipment in the amount of $10,000.

Net cash used in financing activities for Fiscal 2014 consisted of payments on our line of credit and other debt financing, offset by proceeds from our line of credit and deferred finance costs. Net cash provided by financing activities for Fiscal 2013 consisted of proceeds from the line of credit of $922,000, net proceeds from a bridge loan from Cantone Asset Management LLC, offset by payment of one time fees associated with our line of credit and payment on the mortgage balance.

At December 31, 2014 and December 31, 2013, we had cash and cash equivalents of $352,000 and 646,000, respectively.

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

Our Series A Debentures and Bridge Loan with Cantone Asset Management will mature again on February 1, 2015. As of the date of this report, the amount due to the Debenture Holders is $523,000 and the amount due to Cantone Asset Management is $200,000. See Note J – Subsequent Events in the Notes to our Financial Statements for information related to the status of the Series A Debentures that matured on February 1, 2015.

In addition, on January 16, 2016, our line of Credit with Imperium will mature. We are currently reviewing financing alternatives to refine the Imperium line of credit. There can be no assurance that such financing will be available or that we will be able to complete financing on satisfactory terms, if at all.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, Management has concluded that our internal control over financial reporting was effective as of December 31, 2014.

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

The information required by this item is contained in our definitive Proxy Statement with respect to our Annual Meeting of Shareholders for the year ended December 31, 2014, under the captions “Discussion of Proposal Recommended by Board”, “Directors that are not Nominees”, “Additional Executive Officers and Senior Management”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Code of Ethics”, “Nominating Committee”, “Audit Committee” and “Audit Committee Financial Expert” and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item is contained in our definitive Proxy Statement with respect to our Annual Meeting of Shareholders for the year ended December 31, 2014, under the captions “Executive Compensation”, “Compensation of Directors”, “Compensation Committee Interlocks and Insider Participation”, and “Compensation Committee Report”, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management AND RELATED STOCKHOLDER MATTERS

The information required by this item is contained within Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities earlier in this Annual Report on Form 10-K and in our definitive Proxy Statement with respect to the Annual Meeting of Shareholders for the year ended December 31, 2014, under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is contained in our definitive Proxy Statement with respect to the Annual Meeting of Shareholders for the year ended December 31, 2014, under the captions “Certain Relationships and Related Transactions” and “Independent Directors”, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is contained in our definitive Proxy Statement with respect to the Annual Meeting of Shareholders for the year ended December 31, 2014, under the caption “Independent Public Accountants”, and is incorporated herein by reference.

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

(3)	See Item 15(b) of this Annual Report on Form 10-K.

(b)	Exhibits

Number	Description of Exhibits

3.5	Bylaws (1)
3.50	Amended and Restated Bylaws (2)
3.51	Amended and Restated Bylaws (3)
3.6	Fifth amendment to the Certificate of Incorporation (filed as Exhibit 3.6 to the Company’s Form SB-2 filed on November 21, 1996 and incorporated herein by reference)
3.7	Sixth amendment to the Certificate of Incorporation (2)
4.9	2009 Series A Debenture Offering - Form of Debenture Placement Agreement (4)
4.10	2009 Series A Debenture Offering - Form of Private Placement Memorandum (4)
4.11	2009 Series A Debenture Offering - Form of Security Purchase Agreement (4)
4.12	2009 Series A Debenture Offering - Form of Series A Debenture (4)
4.13	2009 Series A Debenture Offering - Form of Registration Rights Agreement (4)
4.15	Fiscal 2000 Nonstatutory Stock Option Plan (filed as part of the Company’s Proxy Statement for its Fiscal 2000 Annual Meeting and incorporated herein by reference) (a)
4.17	Fiscal 2001 Nonstatutory Stock Option Plan (filed as part of the Company’s Proxy Statement for its Fiscal 2002 Annual Meeting and incorporated herein by reference) (a)
4.18	2009 Series A Debenture Offering - Form of Placement Agent Warrant Agreement (5)
4.19	Placement Agent Agreement by and between the Company and Cantone Research, Inc.(6)
4.20	Bridge Loan Agreement by and between the Company and Cantone Asset Management, LLC(6)
4.21	Note (Bridge Loan) by and between the Company and Cantone Asset Management, LLC (6)
4.22	Form of Debenture Amendment between the Company and Debenture Holders(6)
4.23	Consulting Agreement between the Company and Cantone Asset Management, LLC(6)
4.24	Agreement between the Company and Monarch Capital(7)
4.25	2013 Equity Compensation Plan (filed as Appendix A to the Company’s Proxy Statement for its fiscal year ended December 31, 2012 and incorporated herein by reference)
10.8	Lease dated August 1, 1999/New Jersey facility (8)
10.9	Amendment dated March 23, 2001 to Lease dated August 1, 1999/New Jersey facility (9)
10.17	Amendment No.3 dated August 20, 2002/New Jersey facility (10)
10.25	Amendment No 4 dated October 9, 2006/Lease of New Jersey facility (11)
10.26	Amendment No. 5 dated January 19, 2007/Lease of New Jersey facility (11)
10.32	Employment contract between the Company and Stan Cipkowski (a)(12)
10.35	Amendment No. 6 dated December 1, 2011/New Jersey facility(13)
10.36	Employment Contract between the Company and Melissa A. Waterhouse(14)
10.37	Amendment No. 7 dated December 12, 2012/New Jersey facility(15)
10.38	Employment Contact between the Company and Melissa A, Waterhouse(16)
10.39	Amendment No. 8 dated December 4, 2013/Lease of New Jersey facility(17)
10.40	Employment Contract between the Company and Melissa A. Waterhouse(18)
10.41	Amendment No. 9 dated December 15, 2014
31.1 & 31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer/Chief Financial Officer
32.1 & 32.2	Section 1350 Certification of the Chief Executive Officer/Chief Financial Officer
101	The following materials from our Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheet, (ii) Statements of Income (iii) Statements of Cash Flows, (iv) Statements of Changes in Stockholders’ Equity and (v) Notes to Financial Statements.
(a)	Indicates an employee benefits plan, management contract or compensatory plan or arrangement in which a named executive officer participates.

28

(1)	Filed as the exhibit number listed to the Company’s Form 10-SB filed on November 21, 1996 and incorporated herein by reference.
(2)	Filed as the exhibit number listed to the Company’s Form 10-KSB filed on April 15, 2002 and incorporated herein by reference.
(3)	Filed as the exhibit number listed to the Company’s Current Report on Form 8-K filed on October 18, 2007 and incorporated herein by reference.
(4)	Filed as the exhibit number listed to the Company’s Registration Statement on Form S-3 filed on April 15, 2009 and amended on May 5, 2009 and incorporated herein by reference.
(5)	Filed as exhibit number 4.13 to the Company’s Registration Statement on Form S-3 filed on April 15, 2009 and amended on May 5, 2009 and incorporated herein by reference.
(6)	Filed as the exhibit number listed to the Company’s Current Report on Form 8-K filed with the Commission on July 31, 2012.
(7)	Filed as the exhibit number listed to the Company’s Current Report on Form 8-K filed with the Commission on February 8, 2013.
(8)	Filed as the exhibit number listed to the Company’s Form 10-KSB filed on August 11, 2000 and incorporated herein by reference.
(9)	Filed as the exhibit number listed to the Company’s Form 10-KSB filed on August 13, 2001 and incorporated herein by reference.
(10)	Filed as the exhibit number listed to the Company’s Form 10-KSB filed on March 31, 2003 and incorporated herein by reference.
(11)	Filed as the exhibit number listed to the Company’s Form 10-KSB filed on March 29, 2007 and incorporated herein by reference.
(12)	Filed as the exhibit number listed to the Company’s Form 10-Q filed on November 13, 2009 and incorporated herein by reference.
(13)	Filed as the exhibit number listed to the Company’s Form 10-K filed on April 16, 2012 and incorporated herein by reference.
(14)	Filed as the exhibit number listed to the Company’s Current Report on Form 8-K filed with the Commission on April 25, 2012.
(15)	Filed as the exhibit number listed to the Company’s Annual Report on Form 10-K filed with the Commission on March 28, 2013.
(16)	Filed as the exhibit number listed to the Company’s Current Report on Form 8-K filed with the Commission on November 11, 2013.
(17)	Filed as the exhibit number listed to the Company’s Annual Report on Form 10-K filed with the Commission on March 31, 2014.
(18)	Filed as the exhibit number listed to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2014.
(c)	Not applicable.

29

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN BIO MEDICA CORPORATION

By	/s/ Melissa A. Waterhouse

Melissa A. Waterhouse
Chief Executive Officer (Principal Executive Officer)
Principal Financial Officer
Principal Accounting Officer

Date: March 31, 2015

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2015:

/s/ Melissa A. Waterhouse	Chief Executive Officer (Principal Executive Officer)
Melissa A. Waterhouse	Principal Financial Officer
Principal Accounting Officer

/s/Richard P. Koskey	Chairman of the Board
Richard P. Koskey

/s/ Carl A. Florio	Director
Carl A. Florio

/s/ Jean Neff	Director and Corporate Secretary
Jean Neff

/s/ Diane J. Generous	Director
Diane J. Generous

S-1

AMERICAN BIO MEDICA CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

American Bio Medica Corporation.

We have audited the accompanying balance sheets of American Bio Medica Corporation as of December 31, 2014 and 2013 and the related statements of operations, stockholders’ equity, and cash flows for each of the years then ended December 31, 2014 and 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and cash flows for each of the years ended December 31, 2014 and 2013, in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming that American Mio Medica Corporation will continue as a going concern.  As more fully described in Note A, the Company has incurred recurring operating losses and will have to obtain additional financing and or refinance certain debts maturing in 2015.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note A.  The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Liggett, Vogt & Webb, P.A.

LIGGETT, VOGT & WEBB, P.A.

Certified Public Accountants

New York, New York

March 27, 2015

AMERICAN BIO MEDICA CORPORATION

Balance Sheets

	December 31,	December 31,
	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$352,000	$646,000
Accounts receivable, net of allowance for doubtful accounts of $47,000 at December 31, 2014 and $58,000 at December 31, 2013	814,000	875,000
Inventory, net of allowance of $324,000 at December 31, 2014 and $399,000 at December 31, 2013	1,722,000	2,071,000
Current portion of deferred financing	43,000	51,000
Prepaid expenses and other current assets	85,000	96,000
Total current assets	3,016,000	3,739,000

Property, plant and equipment, net	983,000	1,090,000
Deferred finance costs	0	80,000
Patents, net	65,000	43,000
Other assets	14,000	14,000
Total assets	$4,078,000	$4,966,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$410,000	$597,000
Accrued expenses and other current liabilities	192,000	314,000
Wages payable	264,000	233,000
Line of credit, net	979,000	987,000
Current portion of long-term debt, net	858,000	1,226,000
Total current liabilities	2,703,000	3,357,000
Other liabilities	68,000	147,000
Related party note	124,000	124,000
Long-term debt	213,000	0
Total liabilities	3,108,000	3,628,000
COMMITMENTS AND CONTINGENCIES
Stockholders’ equity:
Preferred stock; par value $.01 per share; 5,000,000 shares authorized, none issued and outstanding at December 31, 2014 and 2013
Common stock; par value $.01 per share; 50,000,000 shares authorized; 23,648,315 issued and outstanding as of December 31, 2014 and 22,959,822 issued and outstanding as of December 31, 2013	236,000	229,000
Additional paid-in capital	20,356,000	20,241,000
Accumulated deficit	(19,622,000)	(19,132,000)
Total stockholders’ equity	970,000	1,338,000
Total liabilities and stockholders’ equity	$4,078,000	$4,966,000

The accompanying notes are an integral part of the financial statements.

AMERICAN BIO MEDICA CORPORATION

Statements of Operations

	Year Ended December 31, 2014	Year Ended December 31, 2013

Net sales	$7,285,000	$8,894,000

Cost of goods sold	4,223,000	5,322,000

Gross profit	3,062,000	3,572,000

Operating expenses:
Research and development	228,000	645,000
Selling and marketing	1,111,000	1,722,000
General and administrative	1,940,000	2,336,000

Operating loss	(217,000)	(1,131,000)

Other income / (expense):
Interest income	0	2,000
Interest expense	(244,000)	(310,000)
Other income, net	14,000	653,000
Loss on disposition of assets, net	(41,000)	0

Net loss before tax	(488,000)	(786,000)

Income tax (expense)	(2,000)	(2,000)

Net loss	$(490,000)	$(788,000)

Basic and diluted loss per common share	$(0.02)	$(0.04)

Weighted average number of shares outstanding – basic and diluted	23,336,806	22,270,636

 The accompanying notes are an integral part of the financial statements.

AMERICAN BIO MEDICA CORPORATION

Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance-December 31, 2012	21,833,003	$218,000	$19,490,000	$(18,344,000)	$1,364,000

Shares issued in connection with Monarch consulting agreement	333,333	3,000	83,000		86,000
Shares issued in connection with Series A Debenture extension	793,486	8,000	94,000		102,000
Warrants issued in connection with Imperium line of credit			299,000		299,000
Warrants issued in connection with Series A Debenture extension			121,000		121,000
Share based payment expense			154,000		154,000
Net loss				(788,000)	(788,000)

Balance-December 31, 2013	22,959,822	229,000	20,241,000	(19,132,000)	1,338,000

Shares issued in connection with Landmark consulting agreement	208,333	2,000	23,000		25,000
Shares issued in connection with Series A Debenture forbearance	58,575	1,000	6,000		7,000
Shares issued in connection with Landmark consulting agreement extension	421,585	4,000	46,000		50,000
Share based payment expense			40,000		40,000
Net Loss				(490,000)	(490,000)

Balance-December 31, 2014	23,648,315	$236,000	$20,356,000	($19,622,000)	$970,000

The accompanying notes are an integral part of the financial statements.

AMERICAN BIO MEDICA CORPORATION

Statements of Cash Flows

	Year Ended	Year Ended
	December 31,	December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(490,000)	$(788,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	111,000	116,000
Loss on disposal of fixed assets	41,000	0
Amortization of debt issuance costs	251,000	267,000
Provision for bad debts	(11,000)	(4,000)
Provision for slow moving and obsolete inventory	45,000	138,000
Share-based payment expense	139,000	257,000
Changes in:
Accounts receivable	50,000	(63,000)
Inventory	334,000	363,000
Prepaid expenses and other current assets	(13,000)	(21,000)
Accounts payable	(187,000)	(420,000)
Accrued expenses and other current liabilities	(203,000)	162,000
Wages payable	31,000	2,000

Net cash provided by operating activities	98,000	9,000

Cash flows from investing activities:
Proceeds from sale of equipment	10,000	0
Purchase of property, plant and equipment	(51,000)	(14,000)
Patent application costs	(24,000)	(20,000)

Net cash used in investing activities	(65,000)	(34,000)

Cash flows from financing activities:
Proceeds from lines of credit	6,509,000	10,142,000
Payments on lines of credit	(6,614,000)	(9,220,000)
Deferred finance costs	(7,000)	(161,000)
Proceeds from bridge loan	0	50,000
Payments on debt financing	(215,000)	(229,000)

Net cash provided by / (used in) financing activities	(327,000)	582,000

Net (decrease) / increase in cash and cash equivalents	(294,000)	557,000
Cash and cash equivalents – beginning of period	646,000	89,000
Cash and cash equivalents – end of period	$352,000	$646,000
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$241,000	$292,000
Cash paid for taxes	$0	$0

The accompanying notes are an integral part of the financial statements.

AMERICAN BIO MEDICA CORPORATION

Notes to financials

Note A - The Company and its Significant Accounting Policies

The Company:

American Bio Medica Corporation (the “Company”) is in the business of developing, manufacturing, and marketing point of collection testing products for drugs of abuse, as well as performing contract manufacturing services for third parties.

The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. For the year ended December 31, 2014 (“Fiscal 2014”), the Company had a net loss of $490,000 and net cash provided by operating activities of $98,000, compared to a net loss of $788,000 and net cash provided by operating activities of $9,000 for the year ended December 31, 2013 (“Fiscal 2013”). The Company’s cash balances decreased $294,000 during Fiscal 2014 and increased by $557,000 during Fiscal 2013.

As of December 31, 2014, the Company had an accumulated deficit of $19,622,000. In late Fiscal 2013 and into early Fiscal 2014, the Company implemented a number of expense and personnel cuts, and implemented a salary and commission deferral program. The salary deferral program consists of a 20% salary deferral for our CEO Melissa Waterhouse and a 20% salary deferral for our non-executive VP Operations, Douglas Casterlin. The commission deferral program consists of a 20% commission deferral for one sales consultant, and 50% deferral of commissions of employees in sales. As of December 31, 2014, we have deferred salary compensation owed of $38,000 and deferred commision owed of $95,000. Throughout Fiscal 2014, we made payments totaling $79,000 on the deferred salaries and commissions, and as cash flow from operations allows, we intend to continue to make paybacks, however the deferral continues and we expect it will continue for up to another 12 months.

In Fiscal 2014, partially consolidated some of our manufacturing operations. More specifically, we closed down 2 of the 3 units we lease in Logan Township, New Jersey and moved certain manufacturing operations up to the Company’s (owned) facility in Kinderhook, New York. The manufacturing operations moved were consistent with operations already occurring in the New York facility. The 1 remaining unit in New Jersey will continue to house bulk strip manufacturing and research and development. The cost of partial consolidation was approximately $92,000 however, starting January 1, 2015, we will begin to see an annual savings (in site costs, shipping, etc) of over $90,000. This savings does not include any increased efficiencies as a result of the partial consolidation.

And finally, in Fiscal 2014, we continued to look for financing alternatives for our current debt. In Fiscal 2014, we paid $241,000 in interest on our line of credit, mortgage consolidation loan and debenture related facilities. We are hopeful that we can obtain new credit facilities that will enable us to decrease our interest expense. In January 17, 2014, we retained Landmark Pegasus, Inc. to provide certain financial advisory services to the Company. Landmark is assisting our executive management and Board of Directors with the evaluation of certain strategic opportunities currently before the Company, as well as assisting the Company in locating alternative debt facilities. In addition to all of the above, the Company continues to analyze and control product costs, inventory levels and other measures to enhance profit margins.

If cash generated from operations is insufficient to satisfy the Company’s working capital and capital expenditure requirements, the Company will be required to sell additional equity or obtain additional credit facilities. On January 16, 2016, our line of Credit with Imperium will mature. The Company is currently reviewing financing alternatives to refine the Imperium line of credit. There can be no assurance that such financing will be available or that the Company will be able to complete financing on satisfactory terms, if at all. See Note J – Subsequent Events for information related to the status of the Company’s Mortgage Consolidation Loan with First Niagara Bank that was due to mature in March 2017 and its Series A Debentures that matured on February 1, 2015.

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

AMERICAN BIO MEDICA CORPORATION

Notes to financials

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

The Company’s history of operating cash flow deficits, its current cash position and lack of access to capital raise doubt about its ability to continue as a going concern and its continued existence is dependent upon several factors, including its ability to raise revenue levels and control costs to generate positive cash flows, to sell additional shares of the Company’s common stock to fund operations and obtain additional credit facilities. Selling additional shares of the Company’s common stock and obtaining additional credit facilities may be more difficult as a result of limited access to equity markets and the tightening of credit markets. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of or classification of liabilities that might be necessary as a result of this uncertainty.

Significant Accounting Policies:

[1]          Cash equivalents: The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

[2]          Accounts Receivable: Accounts receivable consists of mainly trade receivables due from customers for the sale of our products. Payment terms vary on a customer-by-customer basis, and currently range from cash on delivery to net 60 days. Receivables are considered past due when they have exceeded their payment terms. Accounts receivable have been reduced by an estimated allowance for doubtful accounts. The Company estimates its allowance for doubtful accounts based on facts, circumstances and judgments regarding each receivable. Customer payment history and patterns, historical losses, economic and political conditions, trends and individual circumstances are among the items considered when evaluating the collectability of the receivables. Accounts are reviewed regularly for collectability and those deemed uncollectible are written off. At December 31, 2014 and December 31, 2013 the Company had an allowance for doubtful accounts of $47,000 and $58,000, respectively.

[3]           Inventory: Inventory is stated at the lower of cost or market. Work in process and finished goods are comprised of labor, overhead and raw material costs. Labor and overhead costs are determined on a rolling average cost basis and raw materials are determined on an average cost basis. At December 31, 2014 and December 31, 2013, the Company established an allowance for slow moving and obsolete inventory of $324,000 and $399,000, respectively.

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

AMERICAN BIO MEDICA CORPORATION

Notes to financials

[5]          Depreciation and amortization: Property, plant and equipment are depreciated on the straight-line method over their estimated useful lives; generally 3-5 years for equipment and 30 years for buildings. Leasehold improvements and capitalized lease assets are amortized by the straight-line method over the shorter of their estimated useful lives or the term of the lease. Intangible assets include the cost of patent applications, which are deferred and charged to operations over 19 years. The accumulated amortization of patents is $160,000 and $158,000 at December 31, 2014 and December 31, 2013, respectively. Annual amortization expense of such intangible assets is expected to be $2,000 per year for the next 5 years.

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

Potential common shares outstanding as of December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013

Warrants	3,303,000	3,303,000
Options	1,295,000	3,316,000

For Fiscal 2014 and Fiscal 2013, the number of securities not included in the diluted loss per share was 4,598,000 and 6,619,000, respectively, as their effect was anti-dilutive.

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

AMERICAN BIO MEDICA CORPORATION

Notes to financials

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

Notes to financials

Line of Credit and Long-Term Debt—The carrying amounts of the Company’s borrowings under its line of credit agreement and other long-term debt approximates fair value, based upon current interest rates, some of which are variable interest rates.

[13]        Accounting for share-based payments and stock warrants: In accordance with the provisions of ASC Topic 718, “Accounting for Stock Based Compensation”, the Company recognizes share-based payment expense for stock options and warrants. The weighted average fair value of options granted during Fiscal 2014 and Fiscal 2013 was $0.12 and $0.13, respectively. (See Note H [2] – Stockholders’ Equity)

The Company accounts for derivative instruments in accordance with ASC Topic 815 “Derivatives and Hedging” (“ASC Topic 815”). The guidance within ASC Topic 815 requires the Company to recognize all derivatives as either assets or liabilities on the statement of financial position unless the contract, including common stock warrants, settles in the Company’s own stock and qualifies as an equity instrument. A contract designated as an equity instrument is included in equity at its fair value, with no further fair value adjustments required; and if designated as an asset or liability is carried at fair value with any changes in fair value recorded in the results of operations. The weighted average fair value of warrants issued was $0.17 in Fiscal 2013. (See Note H [3] – Stockholders’ Equity)

[14]        Concentration of credit risk: The Company sells its drug-testing products primarily to United States customers and distributors. Credit is extended based on an evaluation of the customer’s financial condition.

At December 31, 2014, one customer accounted for 42.6% of the Company’s net accounts receivable. A substantial portion of this balance was collected in the first quarter of the year ending December 31, 2015. Due to the longstanding nature of our relationships with these customers and contractual obligations, the Company is confident that it will recover these amounts.

At December 31, 2013, one customer accounted for 37.7% of the Company’s net accounts receivable. These amounts were collected in Fiscal 2014.

The Company has established an allowance for doubtful accounts of $47,000 and $58,000 at December 31, 2014 and December 31, 2013, respectively, based on factors surrounding the credit risk of our customers and other information.

One of the Company’s customers accounted for approximately 22.9% of net sales of the Company in Fiscal 2014 and 15.5% of net sales of the Company in Fiscal 2013.

The Company maintains certain cash balances at financial institutions that are federally insured and at times the balances have exceeded federally insured limits.

[15]        Reporting comprehensive income: The Company reports comprehensive income in accordance with the provisions of ASC Topic 220, “Reporting Comprehensive Income” (“ASC Topic 220”). The provisions of ASC Topic 220 require the Company to report the change in the Company's equity during the period from transactions and events other than those resulting from investments by, and distributions to, the shareholders. For Fiscal 2014 and Fiscal 2013, comprehensive income was the same as net income.

[16]        Reclassifications: Certain items have been reclassified from the prior years to conform to the current year presentation.

AMERICAN BIO MEDICA CORPORATION

Notes to financials

[17]        New accounting pronouncements: In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”. The update gives entities a single comprehensive model to use in reporting information about the amount and timing of revenue resulting from contracts to provide goods or services to customers. The proposed ASU, which would apply to any entity that enters into contracts to provide goods or services, would supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, the update would supersede some cost guidance included in Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts. The update removes inconsistencies and weaknesses in revenue requirements and provides a more robust framework for addressing revenue issues and more useful information to users of financial statements through improved disclosure requirements. In addition, the update improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. We are reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In August 2014, FASB issued ASU No. 2015-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently there is no guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern, or to provide related footnote disclosures. The update provides guidance in GAAP about management’s responsibilities and guidance related to footnote disclosures. The update is expected to reduce diversity in the timing and content of footnote disclosures. The update applies to all entities and is effective for the annual period ending after December 15, 2016, and for annual reports and interim periods thereafter. We are reviewing the provisions of this ASU to determine if there will be any impact on our financial reporting.

Any other new accounting pronouncements recently issued, but not yet effective, have been reviewed and determined to be not applicable. As a result, the adoption of such new accounting pronouncements, when effective, is not expected to have a material impact on the financial position of the Company.

NOTE B - INVENTORY

Inventory is comprised of the following:

	December 31, 2014	December 31, 2013

Raw Materials	$1,136,000	$1,434,000
Work In Process	390,000	758,000
Finished Goods	520,000	278,000
Allowance for slow moving and obsolete inventory	(324,000)	(399,000)
	$1,722,000	$2,071,000

NOTE C – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, are as follows:

	December 31, 2014	December 31, 2013

Land	$102,000	$102,000
Buildings and improvements	1,347,000	1,363,000
Manufacturing and warehouse equipment	2,056,000	2,601,000
Office equipment (incl. furniture and fixtures)	412,000	412,000
	3,917,000	4,478,000
Less accumulated depreciation	(2,934,000)	(3,388,000)
	$983,000	$1,090,000

Depreciation expense was $109,000 and $116,000 in Fiscal 2014 and Fiscal 2013, respectively.

AMERICAN BIO MEDICA CORPORATION

Notes to financials

NOTE D – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	December 31, 2014	December 31, 2013
Accrued accounting fees	$51,000	$65,000
Accrued interest payable	26,000	35,000
Accounts receivable credit balances	4,000	24,000
Accrued sales tax payable	21,000	89,000
Accrued expenses	51,000	26,000
Other current liabilities	39,000	75,000
	$192,000	$314,000

NOTE E – DEBT AND LINE OF CREDIT

The Company’s Line of Credit and Debt consisted of the following as of December 31, 2014 and December 31, 2013:

	December 31, 2014	December 31, 2013
First Niagara: Mortgage payable in equal monthly installments of $13,199 including interest at 8.25% until May 1, 2017 (“Maturity”), collateralized by the building, land and personal property(1)	$348,000	$452,000

Debenture financing $523,000 in principal amount of Series A Debentures; interest at 15% per annum from August 1, 2013 through January 31, 2015, payable quarterly; maturity date of February 1, 2015(2).	523,000	634,000

Bridge Loan with Cantone Asset Management, LLC(3): Interest rate of 15% payable upon loan maturity; maturity date of February 1, 2015.	200,000	200,000

Imperium Line of Credit: Interest payable in arrears for the preceding calendar month on the first day of each calendar month at a rate of 8% per annum plus “PIK” interest at a 2% per annum.
Unused line fee equal to 2% of the maximum amount available under the line, less the aggregate amounts outstanding to Imperium, payable on the first day of each calendar month.
Collateral Monitoring Fee of $2,500 due on the first day of each month.
Success fee of $175,000 if Imperium terminates due to an event of default, or if we terminate and pre-pay all amounts due to Imperium prior to the stated expiration date of January 16, 2016.	1,076,000	1,180,000
	2,147,000	2,466,000
Less debt discount (Debenture and line of credit financings)	(97,000)	(253,000)
Total debt	$2,050,000	$2,213,000

Current portion	$1,837,000	$2,213,000
Long-term portion	$213,000	$0

AMERICAN BIO MEDICA CORPORATION

Notes to financials

(1)	The mortgage through First Niagara was refinanced and extended on April 28, 2014.

(2)	See Note J – Subsequent Events for information related to the maturity and refinancing of the Series A Debenture.

At December 31, 2014, the following are the debt maturities for each of the next five years:

2015	$1,837,000	(3)
2016	159,000
2017	54,000
2018	0
2019	0
	$2,050,000

(3) Although the Imperium Line of Credit does not mature until January 16, 2016, the balance on the line of credit is included in the debt maturity for 2015 given the “demand” nature of the line of credit.

FIRST NIAGARA: MORTGAGE CONSOLIDATION LOAN

On March 8, 2013, The Company entered into a Second Amendment to Loan Agreement (the “Second Mortgage Consolidation Loan Amendment”) with First Niagara Bank (“First Niagara”). The Mortgage Consolidation Loan is secured by the Company’s facility in Kinderhook, New York as well as various pieces of machinery and equipment. Under the Second Mortgage Consolidation Loan Amendment, the Mortgage Consolidation Loan was recast into a 4-year fully amortizing note with a one-year term through March 1, 2014. The interest rate was increased from 8.25% to 9.25% and the monthly payment was reduced to $14,115 from $14,437. The Company was also required to make a principal reduction payment of $25,000 at the time of closing. All other terms of the Mortgage Consolidation Loan remained unchanged, including compliance with a covenant (measured monthly) to maintain a certain level of liquidity (defined as any combination of cash, marketable securities or borrowing availability under one or more credit facilities other than the Mortgage Consolidation Loan).

On April 28, 2014, the Company entered into a Third Amendment to Loan Agreement (the “Third Mortgage Consolidation Loan Amendment”) with First Niagara Bank. The Mortgage Consolidation Loan continues to be secured by the Company’s facility in Kinderhook, New York as well as various pieces of machinery and equipment. Under the Third Mortgage Consolidation Loan Amendment, the Mortgage Consolidation Loan was recast into a 3-year fully amortizing note through May 1, 2017. The interest rate of the amended facility was decreased from 9.25% to 8.25%, and the monthly payment was reduced from $14,115 to $13,199. The Company was required to pay First Niagara a renewal fee of 1% of the principal balance as of April 1, 2014, or $4,200. No principal reduction payment was required. All other terms of the Mortgage Consolidation Loan remained unchanged, including compliance with the covenant previously referenced.

The balance on the Mortgage Consolidation Loan was $348,000 at December 31, 2014 and $452,000 at December 31, 2013. Interest expense recognized was $32,000 and $48,000 in Fiscal 2014 and Fiscal 2013, respectively.

DEBENTURE FINANCING

Debenture Financing

In August 2008, the Company completed an offering of Series A Debentures (“Series A Debentures”) and received gross proceeds of $750,000. The net proceeds of the offering of Series A Debentures were $631,000 after $54,000 of placement agent fees and expenses, legal and accounting fees of $63,000 and $2,000 of state filing fees.

AMERICAN BIO MEDICA CORPORATION

Notes to financials

2013 Series A Debenture Extension

On October 7, 2013, the Company entered into a new Placement Agent Agreement (“2013 Agent Agreement”) with Cantone Research, Inc. (“Cantone”) related to the further extension of the Series A Debentures, as amended, due August 1, 2013. Under the terms of the 2013 Agent Agreement, Cantone acted as the Company’s exclusive placement agent in connection with another amendment of the Series A Debentures. Under the amendment, the term of Series A Debentures was extended to reflect a due date of either February 1, 2014 or August 1, 2014, at the election of the Series A Debenture Holder. The interest rate during the extension period remained 15% per annum, due quarterly in arrears. All other terms of the Series A Debentures remained the same.

The Company incurred $87,000 in costs related to the 2013 Extension. The Company amortized $65,000 in Fiscal 2014 and $22,000 in Fiscal 2013. As of December 31, 2014, there was $0 in unrecognized expense with 0 months remaining.

On October 7, 2013, the Company entered into a new Bridge Loan Agreement and Note (the “2013 Bridge Loan”) with Cantone Asset Management, Inc. (“CAM”). The 2013 Bridge Loan was in the amount of $200,000 and was used to pay off the existing Bridge Loan with CAM ($150,000) and the remaining $50,000 was used to pay placement agent fees and expenses as previously indicated. Net proceeds of $6,250 were remitted to the Company. The 15% interest on the existing Bridge Loan of $150,000 was paid with 225,000 restricted shares of ABMC common stock.

The maturity date of the 2013 Bridge Loan was August 1, 2014, with simple interest of 15% paid in advance, in the form of 300,000 restricted common shares of ABMC stock. In addition to the interest, as inducement to enter into the 2013 Bridge Loan, the Company issued 153,486 restricted common shares of ABMC stock, and the Company issued CAM a 3-year warrant to purchase 250,000 common shares of ABMC stock at an exercise price of $0.14 (the average closing sale price of the Company’s common shares for the 5 days business days ending October 7, 2013). The warrants were 100% exercisable on the date of the grant.

On October 7, 2013, the Company entered into an Agreement to the Series A Debenture (the “2013 Series A Debenture Amendment”) with 30 of the 32 holders of Series A Debentures (the “Debenture Holders”) (representing $634,500 of Series A Debentures). One of the Debenture Holders (representing $10,500 in Series A Debentures) did not wish to extend and the Company used net proceeds and cash on hand to pay the principal amount due to this Holder. One of the Debenture Holders transferred their investment to another existing Debenture Holder. As previously indicated, the extension period of either 6 or 12 months was at the election of the Debenture Holder. 27 of the 30 Debenture Holders (representing $543,500 of Series A Debentures) elected to extend for a period of 12 months. The other 3 (representing $91,000 in Series A Debentures) elected to extend for a period of 6 months. The 27 holders that elected to extend for a 12-month period were each issued a warrant to purchase 1 share of common stock for each $1.00 that was extended. The Company issued 2-year warrants to purchase 543,500 common shares of ABMC stock at an exercise price of $0.14. The fair value of the Debenture Holder warrants was $76,000 and the Company amortized this cost over the term of the Series A Debenture extension, or 12 months. The Company recognized $44,000 of this expense in Fiscal 2014 and $32,000 of this expense in Fiscal 2013. As of December 31, 2014, there was $0 in unrecognized expense with 0 months remaining.

On February 7, 2014, the Company paid $91,000 to the 6-month extension Debenture Holders; bringing the balance due to Debenture Holders to $543,000.

2014 Forbearance

The Company’s Series A Debentures and Bridge Loan with CAM matured on August 1, 2014 and the Company was unable to pay back the principal amount of $543,000 related to the Series A Debentures and $200,000 related to the CAM Bridge Loan (the “Debenture Debt”). The Company was however able to continue to make interest payments on the Debenture Debt. On July 30, 2014, the Company entered into a term sheet to engage CRI to solicit existing holders of the Debenture Debt (the “Holders”) to forbear from exercising remedies of default related to the non-payment of principal until February 1, 2015. All but one of the 27 Debenture Holders agreed to forbear. The Company repaid the principal of $20,000 to this one Debenture Holder bringing the balance on the Debentures to $523,000. See Note J – Subsequent Events for information related to the status of the Series A Debentures that matured on February 1, 2015.

AMERICAN BIO MEDICA CORPORATION

Notes to financials

The Company paid Cantone a fee for assisting the Company in obtaining forbearance agreements from the Holders. The fee was 2% of the forbearing principal amount, and was paid $7,000 in cash and 1% in 58,575 restricted commons shares of ABMC stock. A stock price of $0.12 per share (which was the average closing price of the Company’s common shares for the ten (10) preceding trading days) was used to determine the number of restricted shares to be issued to CRI. The Company also reimbursed Cantone’s legal fees of $1,000.

The Company is amortizing these costs (totaling $15,000) over the course of the forbearance period, or over 6 months. The Company recognized $13,000 in expense in Fiscal 2014 and $0 in Fiscal 2013. As of December 31, 2014, there is $2,000 in unrecognized expense with 1 month remaining. The Company recorded a debt discount in the amount of $42,000 in Fiscal 2014 and $60,000 in Fiscal 2013, and the Company recognized $107,000 in interest expense in Fiscal 2014 and $122,000 in Fiscal 2013.

Line of Credit with Imperium Commercial Finance, LLC (“Imperium”)

On January 16, 2013 (the “Imperium Closing Date”), the Company entered into a 3-year Loan and Security Agreement (“LSA”) with Imperium, a new Senior Lender, to refinance a Line of Credit with Medallion Financial Corp.

Under the LSA, the Company is provided with a revolving loan facility (the “Imperium Line of Credit”), which is secured by a first security interest in all of our receivables, inventory, and intellectual property rights along with a second security interest in our machinery and equipment (together the “Collateral”). On March 6, 2014, Imperium amended the Borrowing Base of the Imperium Line of Credit. More specifically, the amount available under the Imperium Line of Credit was capped to the lower of (i) $1,000,000, or (ii) 100% of the eligible outstanding accounts receivable. As of the date of this report, the Borrowing Base of the Imperium Line of Credit is based solely on Eligible Receivables. The Imperium facility also originally included a supplemental advance that was a discretionary facility secured by the same Collateral as the Imperium Line of Credit.

Under the LSA, so long as any obligations are due to Imperium, the Company must maintain certain minimum EBITDA (Earnings Before Interest, Taxes Depreciation and Amortization) requirements. The Company has not been in compliance with the EBITDA requirements since the First Quarter of 2013. The EBITDA requirement for the three months ended December 31, 2014 was $300,000, and the Company did not comply with this requirement. The Company did receive a waiver from Imperium for the three months ended March 31, 2013 (for which the Company paid a fee of $10,000), but no further formal waivers have been issued. This non-compliance constitutes an event of default, and the interest rate on the Imperium Line of Credit can be increased by 4% for as long as the event of default occurs. Imperium’s other remedies include, but are not limited to, termination or suspension of Imperium’s obligation to make further advances to the Company, and declaration of all amounts owed to Imperium due and payable. The increase in interest rate, given the Company’s current advances under the Imperium Line of Credit would not be material, however, if Imperium were to suspend or terminate further advances, or declare all amounts due and payable, this would have a material adverse effect on the Company’s business and negatively impact the Company’s ability to continue operations. As of the date of this report, Imperium has not enforced any of its default remedies related to this non-compliance.

The Company incurred $435,000 in costs related to the Imperium Line of Credit. With the exception of an early termination fee of $25,000 paid to Medallion (which was fully recognized in the three months ended March 31, 2013), these costs are being amortized over the term of the facility (3 years). The Company recognized $138,000 of these costs in Fiscal 2014 and $257,000 in costs in Fiscal 2013. The Company incurred $103,000 and $122,000 in interest expense in Fiscal 2014 and Fiscal 2013, respectively.

As of December 31, 2014, the balance on the Imperium Line of Credit was $876,000 and the balance on the supplemental advance was $200,000, for a total loan balance of $1,076,000. As of December 31, 2014, additional loan availability on the line of credit was $87,000 and since Imperium suspended further advances under the Supplemental Advance, there was $0 in availability under the Supplemental Advance, for a total Loan Availability of $1,163,000 at December 31, 2014. The balance on the Imperium Line of Credit was $1,180,000 at December 31, 2013. There was a debt discount recorded in the amount of $97,000 and $193,000 for Fiscal 2014 and Fiscal 2013, respectively.

AMERICAN BIO MEDICA CORPORATION

Notes to financials

The Imperium Line of Credit is used for working capital and general corporate purposes, and the Imperium

Loan and Security Agreement with Medallion Business Credit

The Loan and Security Agreement with Medallion Business Credit (“Medallion”) was only in place for the first 15 days of Fiscal 2013. Given this, apart from the$25,000 early termination fee indicated previously, there was $0 in costs incurred in Fiscal 2013. We did incur $8,000 in interest expense in Fiscal 2013. The amount outstanding on the Medallion Line of Credit at December 31, 2014 was $0, and all indebtedness due to Medallion was paid in full and Medallion’s security interest in our assets were terminated.

NOTE F – INCOME TAXES

A reconciliation of the U.S. Federal statutory income tax rate to the effective income tax rate is as follows:

	Year Ended December 31, 2014	Year Ended December 31, 2013
Tax expense at federal statutory rate	34%	34%
State tax expense, net of federal tax effect	5%	5%
Permanent timing differences	(4)%	11%
Deferred income tax asset valuation allowance	(35)%	(50)%
Effective income tax rate	0%	0%

Significant components of the Company’s deferred income tax assets are as follows:

	December 31, 2014	December 31, 2013
Inventory	$13,000	$15,000
Inventory allowance	126,000	156,000
Allowance for doubtful accounts	18,000	23,000
Accrued compensation	78,000	34,000
Research and development tax credit	10,000	5,000
Net operating loss carry-forward	4,491,000	4,321,000
Total gross deferred income tax assets	4,736,000	4,554,000
Less deferred income tax assets valuation allowance	(4,736,000)	(4,554,000)
Net deferred income tax assets	$0	$0

The valuation allowance for deferred income tax assets as of December 31, 2014 and December 31, 2013 was $4,736,000_ and $4,554,000, respectively. The net change in the deferred income tax assets valuation allowance was $182,000 for Fiscal 2014. The net change in the deferred income tax assets valuation allowance was an increase of $261,000 for Fiscal 2013.

As of December 31, 2014, the prior three years remain open for examination by the federal or state regulatory agencies for purposes of an audit for tax purposes.

AMERICAN BIO MEDICA CORPORATION

Notes to financials

At December 31, 2014, the Company had Federal net operating loss carry-forwards for income tax purposes of approximately $11,515,000. The Company’s net operating loss carry-forwards began to expire in 2019 and continue to expire through 2034. In assessing the realizability of deferred income tax assets, management considers whether or not it is more likely than not that some portion or all deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment.

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

NOTE G – OTHER INCOME / EXPENSE

Other income in Fiscal 2014 consisted primarily of proceeds from a settlement. Other income in Fiscal 2013 consisted primarily of proceeds from a key man insurance policy (received in the latter part of Fiscal 2013) maintained on our former CEO/CFO Stan Cipkowski.

NOTE H – STOCKHOLDERS’ EQUITY

[1]          Stock option plans: The Company currently has three non-statutory stock option plans; the Fiscal 2000 Non-statutory Stock Option Plan (the “2000 Plan”), the Fiscal 2001 Non-statutory Stock Option Plan (the “2001 Plan”) and the 2013 Equity Compensation Plan (the “2013 Plan”). All three plans have been adopted by the Company’s Board of Director and approved by shareholders. Any common shares issued as a result of the exercise of stock options would be new common shares issued from our authorized issued shares.

[2]          Stock options: During Fiscal 2014 and Fiscal 2013, the Company issued options to purchase 80,000 and 902,000 common shares of common stock, respectively. All options issued in Fiscal 2014 were issued under the 2001 Plan and were issued to non-employee members of our Board of Directors. All options issued in Fiscal 2013 were also issued under the 2001 Plan and were issued to employees and consultants.

As of December 31, 2014, all options issued and outstanding, or 1,295,000, were issued under the 2001 Plan. As of December 31, 2013, there were 2,422,000 options available for issuance under the 2001 Plan and 4,000,000 options available for issuance under the 2013 Plan.

Stock option activity for Fiscal 2014 and Fiscal 2013 is summarized as follows: (the figures contained within the tables below have been rounded to the nearest thousand)

	Year Ended December 31,2014			Year Ended December 31, 2013
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of December 31, 2014	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of December 31, 2013
Options outstanding at beginning of year	3,316,000	$0.44		2,939,000	$0.69
Granted	80,000	$0.12		902,000	$0.13
Exercised	0	NA		0	NA
Cancelled/expired	(2,101,000)	$0.53		(525,000)	$0.64
Options outstanding at end of year	1,295,000	$0.27	$9,400	3,316,000	$0.44	$17,000
Options exercisable at end of year	946,000	$0.31		2,747,000	$0.49

AMERICAN BIO MEDICA CORPORATION

Notes to financials

The following table presents information relating to stock options outstanding as of December 31, 2014:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of Exercise		Exercise	Remaining		Exercise
Price	Shares	Price	Life in Years	Shares	Price

$0.07 - $0.14	635,000	$0.11	7.32	408,000	$0.10
$0.16 - $0.26	457,000	$0.20	7.41	335,000	$0.26
$0.85 - $1.09	203,000	$0.90	0.41	203,000	$0.90
TOTAL	1,295,000	$0.27	6.27	946,000	$0.31

The following table summarizes weighted-average assumptions using the Black-Scholes option-pricing model used on the date of the grants issued during Fiscal 2014 and Fiscal 2013:

	Year Ended December 31
	2014	2013
Volatility	73%	74% – 82%
Expected term (years)	10 yrs	10 yrs
Risk-free interest rate	2.64%	1.70% - 2.60%
Dividend yield	0%	0%

The Company recognized $40,000 in share based payment expense related to stock options in Fiscal 2014, and $166,000 in share based payment expense in Fiscal 2013. As of December 31, 2014, there was approximately $50,000 of total unrecognized share based payment expense related to stock options. This cost is expected to be recognized over a period ranging from 3 to 17 months.

AMERICAN BIO MEDICA CORPORATION

Notes to financials

[3]          Warrants:

Warrant activity for Fiscal 2014 and Fiscal 2013 is summarized as follows. Any common shares issued as a result of the exercise of warrants would be new common shares issued from our authorized issued shares.

	Year Ended December 31,2014			Year Ended December 31, 2013
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of December 31, 2014	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of December 31, 2013
Warrants outstanding at beginning of year	3,303,000	$0.		375,000	$0.16
Granted	0	NA		2,928,000	$0.17
Exercised	0	NA		0	NA
Cancelled/expired	0	$0.17		0	NA
Warrants outstanding at end of year	3,303,000	$0.17	None	3,303,000	$0.17	None
Warrants exercisable at end of year	3,303,000	$0.17		3,303,000	$0.17

The Company recognized $144,000 in debt issuance and deferred finance costs related to the issuance of the above warrants outstanding in Fiscal 2014, and $131,000 in debt issuance costs in Fiscal 2013. As of December 31, 2014, there was approximately $99,000 of total unrecognized debt issuance costs associated with the issuance of the above warrants outstanding, which will be expensed ratably over the next 12 months.

NOTE I – COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

[1]           Operating leases: The Company leases office and R&D/production facilities in New Jersey under long-term, non-cancellable operating leases. Effective December 31, 2014, the Company closed down 2 of the 3 units we were leasing, and moved certain manufacturing operations up to the Company’s (owned) facility in Kinderhook, New York. In December 2014, the Company extended the lease for the 1 remaining unit through December 31, 2015.

The future minimum rent due in 2015 under the lease extension is $34,000. The Company also leased office support equipment through October 2014. The future minimum rental payment due in 2015 under the support equipment-operating lease is $0. At December 31, 2014, the future minimum rental payments under these operating leases are as follows:

2015	$34,000

$34,000

Rent expense was $122,000 in both Fiscal 2014 and Fiscal 2013.

AMERICAN BIO MEDICA CORPORATION

Notes to financials

[2]          Employment agreements: On October 30, 2013, Melissa A. Waterhouse, our (former) Executive Vice President, Regulatory Affairs, Chief Compliance Officer and Corporate Secretary was appointed as our interim Chief Executive Officer/Chief Financial Officer when we became aware that our (then current) Chief Executive Officer/Chief Financial Officer Stan Cipkowski was unable to continue due for medical reasons (Mr. Cipkowski subsequently passed away on October 31, 2013). Ms. Waterhouse was appointed as our Chief Executive Officer/Principal Financial Officer on June 20, 2014. We have an employment agreement in place with Ms. Waterhouse that provides for a $160,000 annual salary and is for a term of one year. It automatically renews unless either party gives advance notice of 60 days. The employment agreement contains severance provisions; in the event the Company terminates Waterhouse’s employment for any reason other than cause (which is defined under the employment agreement), Waterhouse would receive severance pay equal to 12 months of her base salary at the time of termination, with continuation of all medical benefits during the twelve-month period at the Company’s expense. In addition, Waterhouse may tender her resignation and elect to exercise the severance provision if she is required to relocate more than 50 miles from the Company’s New York facility as a continued condition of employment, if there is a substantial change in the responsibilities normally assumed by her position, or if she is asked to commit or conceal an illegal act by an officer or member of the board of directors of the Company. In the case of a change in control of the Company, Waterhouse would be entitled to severance pay equal to two times her base salary under certain circumstances.

Until November 1, 2013, there was an employment agreement in place between the Company and Mr. Cipkowski. The agreement provided for a $206,000 annual salary. And also had the same severance provisions as the Waterhouse employment agreement.

[3]          Legal: On December 16, 2010, we filed a complaint in the Supreme Court of the State of New York in Columbia County against Martin R. Gould (“Gould”), Jacqueline Gale (“Gale”), Advanced Diagnosticum Products, Inc. (“ADPI”) and Biosure, Inc. (“Biosure”), together the “Defendants”. The complaint alleged that Gould, our former Chief Science Officer and Executive Vice President of Technology, and Gale, our former Vice President of Manufacturing and Development, were performing illegal, competitive, employment-related services for ADPI and Biosure during their employment with the Company, were using Company resources to perform such services, and were doing so in their capacity as employees and/or officers of ADPI and Biosure. On August 8, 2013, court-ordered mediation was held resulting in settlement between all parties. All parties agreed that the matter was resolved in order to avoid the costs and uncertainties of litigation, with no admissions of guilt from any of the parties involved. All parties were released from any and all claims, injuries, rights, liabilities and causes of action of every nature and description whatsoever, both statutory and common law, known or unknown, that spring from the facts alleged or that could have been alleged either as claims, cross claims, third party claims, or affirmative defenses in the litigation. Under the terms of the settlement, each party has agreed not to disclose to any third parties the terms and conditions of the settlement agreement.

Prior to the receipt of a warning letter from FDA in July 2009, it was our belief, and the belief of our industry, that 510(k) marketing clearance was not required to sell in non-clinical markets, so we did not seek 510(k) marketing clearance from FDA. After protracted discussions with FDA, we entered into a Consent Decree of Permanent Injunction (the “Consent Decree”) with FDA, and on September 3, 2013, we filed our application for 510(k) marketing clearance. In November 2013, we were informed that the FDA determined that our OralStat was not substantially equivalent to the predicate market device (even though OralStat had an overall accuracy rate of 92%). In accordance with our Consent Decree, we ceased marketing and selling OralStat to the workplace (non-forensic) market but we continue to market and sell OralStat to the forensic market and for export outside the United States.

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

[4]         Financial Advisory Agreement: The Company has entered into a Financial Advisory Agreement with Landmark Pegasus, Inc. (‘Landmark”). Under the Financial Advisory Agreement Landmark will provide certain financial advisory services to the Company for a minimum period of 6 months (which period originally commenced on January 17, 2014 and was extended in August 2014 and again on January 10, 2015). As consideration for these services, the Company paid Landmark retainer fees consisting of restricted shares of common stock and the Company will pay Landmark a “success fee” for the consummation of each and any transaction closing during the term of the Financial Advisory Agreement and for 24 months thereafter, inclusive of a sale or merger, between the Company and any party first introduced to the Company by Landmark, or for any other transaction not originated by Landmark but for which Landmark provides substantial support in completing during the term of the Agreement. For certain transactions, the success fee will be paid part upon consummation of a transaction and part paid over a term of not more than five years; all other transactions would be paid upon consummation of the transaction. There is no material relationship between the Company and Landmark, other than with respect to the Agreement.

NOTE J – SUBSEQUENT EVENTS

On January 21, 2015, the Company entered into a Strategic Manufacturing and Cooperation Agreement with a contract-manufacturing customer. This agreement covers the terms of manufacturing, quality control, a mutual technology transfer, cost savings and process improvement for the purpose of transferring the manufacturing of certain test strips (but not drugs of abuse test strips) that the Company produces for the contract manufacturing customer. Under this agreement, the Company will remain the sole manufacturer for the customer until at least June 4, 2016, and after this date, the Company will remain a supplier of 15% of the customer’s test strip needs. In addition, the Company will transfer certain expertise and documentation related to the manufacturing of the test strips. As consideration for this transfer, the Company will receive a sum of $300,000 to be paid in installments based upon the attainment of certain performance milestones. The Company received its first payment of $75,000 in February 2015.

On February 19, 2015, the Company entered into an addendum to their Financial Advisory Agreement (the “Addendum”) with Landmark. The Addendum provides that Landmark will continue to provide certain financial advisory services for a minimum period of 6 months (which period commenced on January 10, 2015), and as consideration for these services, the Company paid Landmark (a) a retainer fee consisting of 384,615 restricted shares of common stock. Otherwise all the original terms remain the same.

On March 26, 2015, the Company entered into a Loan and Security Agreement with Cherokee Financial, LLC (the “Cherokee LSA”). The purpose of the Cherokee LSA was to refinance the Company’s Series A Debentures and Cantone Asset Management LLC Bridge Loan (both of which matured on February 1, 2015) and the Company’s Mortgage Consolidation Loan with First Niagara Bank at a better interest rate. The loan is collateralized by a first security interest in the same assets as the First Niagara Bank loan (i.e. real estate and machinery and equipment). Under the Cherokee LSA, the Company was provided the sum of $1,200,000 in the form of a 5-year Note at an annual interest rate of 8%. The Company will make interest only payments quarterly on the Cherokee Note, with the first interest payment being due on May 15, 2015. The Company will also make an annual principal reduction payment of $75,000 on each anniversary of the date of the closing, with a final balloon payment being due on March 26, 2020. In addition to the 8% interest, the Company will pay Cherokee Financial LLC a 1% cash annual fee (paid contemporaneously with payment of quarterly interest) for oversight and administration of the loan. The Company will also issue 1.8 million restricted shares of common stock to Cherokee Financial LLC. Cantone Research Inc, (the placement agent) received a fee of 5% of the note value (or $60,000) and 200,000 restricted shares of common stock.

AMERICAN BIO MEDICA CORPORATION

Notes to financials

NOTE K- SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in one reportable segment.

Information concerning net sales by principal geographic location is as follows:

	Year Ended December 31, 2014	Year Ended December 31, 2013
United States	$6,585,000	$8,158,000
North America (not domestic)	157,000	197,000
Europe	132,000	174,000
Asia/Pacific Rim	79,000	66,000
South America	331,000	297,000
Africa	1,000	2,000
	$7,285,000	$8,894,000

