Form 10-Q
period 2015-03-31
AMERICAN BIO MEDICA CORP
filed 2015-05-15
CIK 896747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

26,032,930 Common Shares as of May 15 2015

American Bio Medica Corporation

Index to Quarterly Report on Form 10-Q

For the quarter ended March 31, 2015

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

American Bio Medica Corporation

Condensed Balance Sheets

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$487,000	$352,000
Accounts receivable, net of allowance for doubtful accounts of $45,000 at March 31, 2015 and $47,000 at December 31, 2014	648,000	814,000
Inventory, net of allowance of $345,000 at March 31, 2015 and $324,000 at December 31, 2014	1,812,000	1,722,000
Current portion of deferred financing	57,000	43,000
Prepaid expenses and other current assets	103,000	85,000
Total current assets	3,107,000	3,016,000

Property, plant and equipment, net	957,000	983,000
Patents, net	67,000	65,000
Other assets	14,000	14,000
Deferred finance costs	106,000	0
Total assets	$4,251,000	$4,078,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$423,000	$410,000
Accrued expenses and other current liabilities	175,000	192,000
Wages payable	302,000	264,000
Line of credit, net	945,000	979,000
Current portion of long-term debt, net	32,000	858,000
Total current liabilities	1,877,000	2,703,000

Other liabilities	68,000	68,000
Related party note	124,000	124,000
Long-term debt	956,000	213,000
Total liabilities	3,025,000	3,108,000

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Preferred stock; par value $.01 per share; 5,000,000 shares authorized, none issued and outstanding at March 31, 2015 and December 31, 2014
Common stock; par value $.01 per share; 50,000,000 shares authorized; 26,032,930 issued and outstanding at March 31, 2015 and 23,648,315 issued and outstanding at December 31, 2014	260,000	236,000
Additional paid-in capital	20,633,000	20,356,000
Accumulated deficit	(19,667,000)	(19,622,000)

Total stockholders’ equity	1,226,000	970,000

Total liabilities and stockholders’ equity	$4,251,000	$4,078,000

The accompanying notes are an integral part of the condensed financial statements

American Bio Medica Corporation
Condensed Statements of Operations
(Unaudited)

	For The Three Months Ended
	March 31,
	2015	2014

Net sales	$1,502,000	$2,043,000

Cost of goods sold	802,000	1,166,000

Gross profit	700,000	877,000

Operating expenses:
Research and development	29,000	46,000
Selling and marketing	299,000	292,000
General and administrative	425,000	477,000
	753,000	815,000

Operating income / (loss)	(53,000)	62,000

Other income / (expense):
Interest income	1,000	0
Interest expense	(65,000)	(63,000)
Other income, net	72,000	11,000
	8,000	(52,000)

Net income / (loss) before tax	(45,000)	10,000

Income tax expense	0	(1,000)

Net income / (loss)	$(45,000)	$9,000

Basic and diluted income / (loss) per common share	$(0.00)	$0.00

Weighted average number of shares outstanding – basic	24,589,340	23,168,155
Weighted average number of shares outstanding – diluted	24,589,340	23,260,582

The accompanying notes are an integral part of the condensed financial statements

American Bio Medica Corporation
Condensed Statements of Cash Flows
(Unaudited)

	For The Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net income / (loss)	$(45,000)	$9,000
Adjustments to reconcile net income / (loss) to net cash provided by operating activities:
Depreciation	25,000	28,000
Loss on disposal of fixed assets	3,000	0
Amortization of debt issuance costs	42,000	74,000
Provision for bad debts	(2,000)	(6,000)
Provision for slow moving and obsolete inventory	21,000	0
Share-based payment expense	11,000	8,000
Changes in:
Accounts receivable	168,000	(28,000)
Inventory	(111,000)	105,000
Prepaid expenses and other current assets	32,000	(2,000)
Accounts payable	13,000	36,000
Accrued expenses and other current liabilities	(18,000)	(60,000)
Wages payable	38,000	22,000
Other liabilities	0	1,000
Net cash provided by operating activities	177,000	187,000

Cash flows from investing activities:
Patent application costs	(2,000)	(1,000)
Net cash (used in) investing activities	(2,000)	(1,000)

Cash flows from financing activities:
Proceeds (payments) on debt financing	(1,071,000)	(112,000)
Proceeds from refinance	1,200,000	0
Deferred finance costs	(111,000)	0
Proceeds from lines of credit	1,316,000	1,883,000
Payments on lines of credit	(1,374,000)	(2,082,000)
Net cash (used in) financing activities	(40,000)	(311,000)

Net Increase / (decrease) in cash and cash equivalents	135,000	(125,000)
Cash and cash equivalents - beginning of period	352,000	646,000

Cash and cash equivalents - end of period	$487,000	$521,000

Supplemental disclosures of cash flow information
Cash paid during period for interest	$31,000	$46,000
Cash paid during period for taxes	$0	$1,000

The accompanying notes are an integral part of the condensed financial statements
5

Notes to condensed financial statements (unaudited)

March 31, 2015

Note A - Basis of Reporting

The accompanying unaudited interim condensed financial statements of American Bio Medica Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. Accordingly, these unaudited interim condensed financial statements do not include all information and footnotes required by U.S. GAAP for complete financial statement presentation. These unaudited interim condensed financial statements should be read in conjunction with audited financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. In the opinion of management, the interim condensed financial statements include all normal, recurring adjustments which are considered necessary for a fair presentation of the financial position of the Company at March 31, 2015, the results of operations for the three month periods ended March 31, 2015 and March 31, 2014, and cash flows for the three month periods ended March 31, 2015 (the “First Quarter 2015”) and March 31, 2014 (the “First Quarter 2014”).

Operating results for the First Quarter 2015 are not necessarily indicative of results that may be expected for the year ending December 31, 2015. Amounts at December 31, 2014 are derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

During the First Quarter 2015, there were no significant changes to the Company’s critical accounting policies, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The preparation of these interim condensed financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates estimates, including those related to product returns, bad debts, inventories, income taxes, warranty obligations, contingencies and litigation. The Company bases estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

These unaudited interim condensed financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. The independent registered public accounting firm’s report on the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, contained an explanatory paragraph regarding the Company’s ability to continue as a going concern. As of the date of this report, the Company’s current cash balances, together with cash generated from future operations and amounts available under current credit facilities may not be sufficient to fund operations for the next 12 months if sales levels do not improve. If cash generated from operations is not sufficient to satisfy the Company’s working capital and capital expenditure requirements, the Company will be required to sell additional equity or obtain additional credit facilities. There is no assurance that such financing will be available or that the Company will be able to complete financing on satisfactory terms, if at all.

Recent Accounting Standards

Certain reclassifications have been made to the prior period to confirm to the presentation of the current period.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” this Update as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The Board received feedback that having different balance sheet presentation requirements for debt issuance costs and debt discount and premium creates unnecessary complexity. Recognizing debt issuance costs as a deferred charge (that is, an asset) also is different from the guidance in International Financial Reporting Standards (IFRS), which requires that transaction costs be deducted from the carrying value of the financial liability and not recorded as separate assets. Additionally, the requirement to recognize debt issuance costs as deferred charges conflicts with the guidance in FASB Concepts Statement No. 6, Elements of Financial Statements, which states that debt issuance costs are similar to debt discounts and in effect reduce the proceeds of borrowing, thereby increasing the effective interest rate. Concepts Statement 6 further states that debt issuance costs cannot be an asset because they provide no future economic benefit. To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. The Company is currently evaluating the effects of adopting this ASU, if it is deemed to be applicable.

In January 2015, the FASB issued Accounting Standards Update (“ASU”) No 2015-01, “Income Statement – Extraordinary and Unusual Items”. This ASU is part of FASB’s initiative to reduce complexity in the account standards by eliminating the concept of extraordinary items from GAAP. The amendments eliminate the requirements for reporting entities to consider whether an underlying event or transaction is extraordinary, however, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently is retained and is expanded to include items that are both unusual in nature and infrequently occurring. This update applies to all entities and is effective for fiscal years, and interim periods within the fiscal year, beginning after December 15, 2015. The Company is currently reviewing the provisions of this ASU to determine if there will be any impact on the Company’s financial reporting.

Note B – Inventory

Inventory is comprised of the following:

	March 31, 2015	December 31, 2014

Raw Materials	$1,064,000	$1,136,000
Work In Process	421,000	390,000
Finished Goods	672,000	520,000
Allowance for slow moving and obsolete inventory	(345,000)	(324,000)
	$1,812,000	$1,722,000

Note C – Net Income / (Loss) Per Common Share

Basic net income / (loss) per common share is calculated by dividing the net income / (loss) by the weighted average number of outstanding common shares during the period. Diluted net income / (loss) per common share includes the weighted average dilutive effect of stock options and warrants. Potential common shares outstanding as of March 31, 2015 and 2014:

	March 31, 2015	March 31, 2014
Warrants	3,303,000	3,303,000
Options	1,248,000	3,206,000

The number of securities not included in the diluted net loss per share for the three months ended March 31, 2015 (because the effect would have been anti-dilutive) was 4,551,000.

The number of securities not included in the diluted net income per share for the three months ended March 31, 2014 was 6,338,000, since the inclusion of such securities would have an anti-dilutive effect because the securities’ exercise prices were greater than the average market price of the common shares.

Note D – Litigation/Legal Matters

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

Note E – Line of Credit and Debt

	March 31, 2015	December 31, 2014
First Niagara:
Mortgage payable in equal monthly installments of $13,199 including interest at 8.25% until May 1, 2017 (“Maturity”), collateralized by the building, land and personal property(1)	$0	$348,000
Debenture financing
$523,000 in principal amount of Series A Debentures; interest at 15% per annum from August 1, 2013 through January 31, 2015, payable quarterly; maturity date of February 1, 2015(2).	0	523,000
Bridge Loan with Cantone Asset Management, LLC(3):
Interest rate of 15% payable upon loan maturity; maturity date of February 1, 2015(3).	0	200,000
Loan and Security Agreement with Cherokee Financial, LLC: 5 year note at an annual interest rate of 8% plus a 1% annual oversight fee, interest only and oversight fee paid quarterly with first payment being due on May 15, 2015, annual principal reduction payment of $75,000 due each year on the anniversary of the closing date with a final balloon payment being due on March 26, 2020. Loan is collateralized by a first security interest in building, land and property.	1,200,000	0

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

	1,018,000	1,076,000
	2,218,000	2,147,000
Less debt discount (Line of credit & Cherokee Financial, LLC Loan)	(285,000)	(97,000)
Total debt	$1,933,000	$2,050,000

Current portion	$977,000	$1,837,000
Long-term portion	$956,000	$213,000

(1)	The mortgage through First Niagara Bank was satisfied in full on March 27, 2015 via a refinancing with Cherokee Financial, LLC.

(2)	The Series A Debentures were satisfied in full on March 27, 2015 via a refinancing with Cherokee Financial, LLC.

(3)	The Bridge Loan with Cantone Asset Management, LLC was satisfied in full on March 27, 2015 via a refinancing with Cherokee Financial, LLC.

(4)	On March 26, 2015, the Company entered into a Loan and Security Agreement with Cherokee Financial, LLC (the “Cherokee LSA”). The purpose of the Cherokee LSA was to refinance the Series A Debentures and Cantone Asset Management LLC Bridge Loan (both of which matured on February 1, 2015) and the Mortgage Consolidation Loan with First Niagara Bank at a better interest rate.

FIRST NIAGARA: MORTGAGE CONSOLIDATION LOAN

On April 28, 2014, the Company entered into a Third Amendment to Loan Agreement (the “Third Mortgage Consolidation Loan Amendment”) with First Niagara Bank. The Mortgage Consolidation Loan continued to be secured by the Company’s facility in Kinderhook, New York as well as various pieces of machinery and equipment. Under the Third Mortgage Consolidation Loan Amendment, the Mortgage Consolidation Loan was recast into a 3-year fully amortizing note through May 1, 2017. The interest rate of the amended facility was decreased from 9.25% to 8.25%, and the monthly payment was reduced from $14,115 to $13,199. The Company was required to pay First Niagara a renewal fee of 1% of the principal balance as of April 1, 2014, or $4,200. No principal reduction payment was required. All other terms of the Mortgage Consolidation Loan remained unchanged, including compliance with a covenant.

The balance on the Mortgage Consolidation Loan was $0 at March 31, 2015 and $348,000 at December 31, 2014, respectively. Interest expense recognized was $5,000 in the First Quarter 2015 and $7,000 in the First Quarter 2014.

DEBENTURE FINANCING

In August 2008, the Company completed an offering of Series A Debentures (“Series A Debentures”) and received gross proceeds of $750,000. The net proceeds of the offering of Series A Debentures were $631,000 after $54,000 of placement agent fees and expenses, legal and accounting fees of $63,000 and $2,000 of state filing fees. The Series A Debentures’ original maturity date was August 1, 2012, but this original maturity date was extended in 2012 (with $645,000 in Series A Debentures extending) and extended again in October 2013 (the “2013 Debenture Extension”). One of the Series A Debenture Holders (representing $10,500 in Series A Debentures) did not wish to extend so the balance on the Series A Debentures was again decreased to $634,500.

Cantone Research, Inc. (“CRI”) again acted as the Company’s Placement Agent in the 2013 Debenture Extension. CRI received 1) a cash fee of $39,750, 2) a 3-year warrant to purchase 75,000 shares of the Company’s common stock at an exercise price of $0.14, and 3) a non-accountable expense allowance paid with 115,000 restricted shares of ABMC common stock (in lieu of cash). The Company also paid $4,000 in legal fees incurred by CRI. The fair value of the CRI warrant was $10,000 and the Company recognized 100% of this expense on the date of the grant in the year ended December 31, 2013.

Under the 2013 Debenture Extension, the term of $634,500 in Series A Debentures was extended to reflect a maturity date of either February 1, 2014 or August 1, 2014, at the election of the Series A Debenture Holder. The interest rate during the extension period remained 15% per annum, due quarterly in arrears and all other terms of the Series A Debentures remained the same. As previously indicated, the extension period of either 6 or 12 months was at the election of the Series A Debenture Holder. 27 of the 30 Series Debenture Holders (representing $543,500 of Series A Debentures) elected to extend for a period of 12 months so they were granted 2-year warrants to purchase 543,500 shares of the Company’s common stock at an exercise price of $0.14. The other 3 (representing $91,000 in Series A Debentures) elected to extend for a period of 6 months and did not receive warrant grants. The fair value of the Debenture Holder warrants was $76,000.

The First Quarter 2015 includes $0 in expense related to the 2013 Debenture Extension and the First Quarter 2014 includes $19,000 in expense. As of March 31, 2015, there was $0 in unrecognized expense with 0 months remaining related to the 2013 Debenture Extension.

BRIDGE LOAN WITH CANTONE ASSET MANAGEMENT, LLC.

When the Series A Debentures originally matured in 2012, there were certain holders (representing $100,000 in Debentures) that did not wish to extend the term of their Series A Debentures. Given this, the Company entered into a Bridge Loan with Cantone Asset Management, LLC (“CAM”) in the amount of $150,000 ($100,000 was used to pay those Holders of Series A Debentures that did not wish to extend the Series A Debentures and $50,000 was used to pay placement agent fees and expenses associated with the extension). The CAM Bridge Loan originally matured on August 1, 2013 with simple interest in advance of 15%.

On October 7, 2013, the Company entered into a new Bridge Loan with CAM (the “2013 Bridge Loan”). The 2013 Bridge Loan was in the amount of $200,000 and was used to pay off the existing Bridge Loan with CAM ($150,000) and the remaining $50,000 was used to pay placement agent fees and expenses associated with the 2013 Bridge Loan. Net proceeds of $6,250 were remitted to the Company.

The maturity date of the 2013 Bridge Loan was August 1, 2014, with simple interest of 15% paid in advance, in the form of 300,000 restricted common shares of ABMC stock. In addition to the interest, as inducement to enter into the 2013 Bridge Loan, the Company issued 153,486 restricted shares of the Company’s common stock, and the Company issued CAM a 3-year warrant to purchase 250,000 shares of the Company’s common stock at an exercise price of $0.14. The CAM warrant was valued at $35,000 and the Company recognized 100% of this expense in the year ended December 31, 2013.

2014 Forbearance

On February 7, 2014, the Company paid $91,000 to the 6-month extension Debenture Holders; bringing the balance due to Debenture Holders to $543,000.The Series A Debentures and the 2013 Bridge Loan matured on August 1, 2014 and the Company was unable to pay back the principal amount of $543,000 related to the Series A Debentures and $200,000 related to the 2013 Bridge Loan (together the “Debenture Debt”). The Company was however able to continue to make interest payments on the Debenture Debt. On July 30, 2014, the Company entered into a term sheet to once again engage CRI to solicit existing holders of the Debenture Debt to forbear from exercising remedies of default related to the non-payment of principal until February 1, 2015. All but one of the 27 Series A Debenture holders agreed to forbear. The Company repaid the principal of $20,000 to this one Series A Debenture holder bringing the balance on the Debentures to $523,000. The maturity of the 2013 Bridge Loan was also extended to February 1, 2015.

The Company paid CRI a fee for assisting the Company in obtaining forbearance agreements from the Holders. The fee was 2% of the forbearing principal amount, and was paid $7,000 in cash and 1% in 58,575 restricted shares of the Company’s common stock. A stock price of $0.12 per share was used to determine the number of restricted shares to be issued to CRI. The Company also reimbursed CRI’s legal fees of $1,000. The Company amortized these costs (totaling $15,000) over the course of the forbearance period, or over 6 months. The Company recognized $2,000 in expense in the First Quarter 2015 and $0 in expense in the First Quarter 2014. As of March 31, 2015, there is $0 in unrecognized expense with 0 month remaining.

The Company recognized $22,000 in interest expense in the First Quarter of 2015 related to the Series A Debentures and the CAM Bridge Loan, and we had $10,000 in accrued interest expense at March 31, 2015 related to the Series A Debentures and CAM Bridge Loan.

As of March 31, 2015, the balance on the Series A Debenture and the CAM Bridge Loan is $0.

LOAN AND SECURITY AGREEMENT WITH CHEROKEE FINANCIAL, LLC.

On March 26, 2015, the Company entered into a Loan and Security Agreement with Cherokee Financial, LLC (the “Cherokee LSA”). The purpose of the Cherokee LSA was to refinance the Company’s Series A Debentures and CAM Bridge Loan (both of which matured on February 1, 2015) and the Company’s Mortgage Consolidation Loan with First Niagara Bank at a better interest rate. The loan is collateralized by a first security interest in the same assets as the First Niagara Bank loan (i.e. real estate and machinery and equipment). Under the Cherokee LSA, the Company was provided the sum of $1,200,000 in the form of a 5-year Note at an annual interest rate of 8%. The Company will make interest only payments quarterly on the Cherokee Note, with the first interest payment being due on May 15, 2015. The Company will also make an annual principal reduction payment of $75,000 on each anniversary of the date of the closing with the first principal reduction payment being due on March 26, 2016. A final balloon payment is due on March 26, 2020. In addition to the 8% interest, the Company will pay Cherokee Financial, LLC a 1% annual fee (in cash and paid contemporaneously with payment of quarterly interest) for oversight and administration of the loan. The Company can call the Cherokee Note at anytime with no penalty; except that a 1% administration fee would be required to be paid to Cherokee Financial, LLC to close out all participations.

The Company issued 1.8 million restricted shares of the Company’s common stock to Cherokee Financial LLC. The Company will also issue an additional 0.5 restricted shares of the Company’s common stock, or 600,000 restricted shares, to Cherokee Financial LLC on March 26, 2016, however, if the Company has repaid the Cherokee Note in full prior to this date, the Company is not obligated to issue these additional shares.

As placement agent for the transaction, CRI received a 5% cash fee on the $1.2 million, or $60,000, and 200,000 restricted shares of the Company’s common stock. The Company will also issue an additional 196,000 restricted shares of the Company’s common stock to CRI on March 26, 2016 as an additional placement agent fee and expense allowance, however, if the Company has repaid the Cherokee Note in full prior to this date, the Company is not obligated to issue these additional shares.

The Company received net proceeds of $80,000 after $1,015,000 of debt payments, $60,000 in placement agent fees, $19,000 in legal fees, $19,000 in expenses, $3,000 in state filing fees and $4,000 in interest expense (for 8% interest on $511,000 in new participations received from February 24, 2015 through March 25, 2015). With the exception of the interest expense, the Company will be amortizing these expenses over the term of the Cherokee LSA, or 5 years as deferred finance and debt issuance costs. From these net proceeds, in April 2015, the Company also paid $15,000 in interest expense related to 15% interest on $689,000 in Series A Debentures and CAM Bridge Loan for the period of February 1, 2015 through March 25, 2015.

The First Quarter 2015 includes $10,000 in expense related to the Cherokee LSA and the First Quarter 2014 includes $0 in expense. As of March 31, 2015, there was $345,000 in unrecognized expense with 59 months remaining related to the Cherokee LSA.

The Company recognized $1,000 in interest expense in the First Quarter of 2015 related to the Cherokee LSA, and we had $10,000 in accrued interest expense at March 31, 2015 related to the Cherokee LSA.

As of March 31, 2015, the balance on the Cherokee LSA is $1,200,000.

Line of Credit with Imperium Commercial Finance, LLC (“Imperium”)

On January 16, 2013 (the “Imperium Closing Date”), the Company entered into a 3-year Loan and Security Agreement (“LSA”) with Imperium, a Senior Lender, to refinance another Line of Credit.

Under the LSA, the Company is provided with a revolving loan facility (the “Imperium Line of Credit”), which is secured by a first security interest in all receivables, inventory, and intellectual property rights along with a second security interest in machinery and equipment (together the “Collateral”). On March 6, 2014, Imperium amended the Borrowing Base of the Imperium Line of Credit. More specifically, the amount available under the Imperium Line of Credit was capped to the lower of (i) $1,000,000, or (ii) 100% of the eligible outstanding accounts receivable. As of the date of this report, the Borrowing Base of the Imperium Line of Credit is based solely on Eligible Receivables. The Imperium facility also originally included a supplemental advance that was a discretionary facility secured by the same Collateral as the Imperium Line of Credit.

Under the LSA, so long as any obligations are due to Imperium, the Company must maintain certain minimum EBITDA (Earnings Before Interest, Taxes Depreciation and Amortization) requirements. The Company has not been in compliance with the EBITDA requirements since the First Quarter of 2013. The EBITDA requirement for the First Quarter 2015 was $300,000, and the Company did not comply with this requirement. The Company did receive a waiver from Imperium for the three months ended March 31, 2013 (for which the Company paid a fee of $10,000), but no further formal waivers have been issued. This non-compliance constitutes an event of default, and the interest rate on the Imperium Line of Credit can be increased by 4% for as long as the event of default occurs. Imperium’s other remedies include, but are not limited to, termination or suspension of Imperium’s obligation to make further advances to the Company, and declaration of all amounts owed to Imperium due and payable. The increase in interest rate, given the Company’s current advances under the Imperium Line of Credit would not be material, however, if Imperium were to suspend or terminate further advances, or declare all amounts due and payable, this would have a material adverse effect on the Company’s business and negatively impact the Company’s ability to continue operations. As of the date of this report, Imperium has not enforced any of its default remedies related to this non-compliance.

The Company incurred $435,000 in costs related to the Imperium Line of Credit. With the exception of an early termination fee of $25,000 paid to the prior Lender (which was fully recognized in the three months ended March 31, 2013), these costs are being amortized over the term of the facility (3 years). The Company recognized $34,000 of these costs in the First Quarter 2015 and in the First Quarter 2014. The Company incurred $27,000 and $26,000 in interest expense in the First Quarter 2015 and the First Quarter 2014, respectively. The Company had accrued interest of $7,000 as of March 31, 2015.

As of March 31, 2015, the balance on the Imperium Line of Credit was $818,000 and the balance on the supplemental advance was $200,000, for a total loan balance of $1,018,000. As of March 31, 2015, additional loan availability on the line of credit was $116,000 and since Imperium suspended further advances under the Supplemental Advance, there was $0 in availability under the Supplemental Advance, for a total Loan Availability of $1,134,000 at March 31, 2015. There was a debt discount recorded in the amount of $72,000 and $170,000 for the First Quarter 2015 and First Quarter 2014, respectively.

The Imperium Line of Credit is used for working capital and general corporate purposes.

Note F – Stock Options and Warrants

The Company currently has three non-statutory stock option plans, the Fiscal 2000 Non-statutory Stock Option Plan (the “2000 Plan”), the Fiscal 2001 Non-statutory Stock Option Plan (the “2001 Plan”) and the 2013 Equity Compensation Plan (the “2013 Plan”).

During the First Quarter 2015, the Company issued options to purchase 10,000 shares of common stock under the 2001 Plan to its President and former Chairman of the Board. During the First Quarter 2014, the Company did not issue any stock options.

Stock option activity for the First Quarter 2015 and the First Quarter 2014 is summarized as follows (the figures contained within the tables below have been rounded to the nearest thousand):

	First Quarter 2015			First Quarter 2014
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of March 31, 2015	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of March 31, 2014
Options outstanding at beginning of period	1,295,000	$0.31		3,316,000	$0.44
Granted	10,000	$0.13		0	NA
Exercised	0	NA		0	NA
Cancelled/expired	(57,000)	$1.01		(110,000)	$0.97
Options outstanding at end of period	1,248,000	$0.23	$13,000	3,206,000	$0.42	$12,000
Options exercisable at end of period	889,000	$0.26		2,706,000	$0.47

The following table summarizes weighted-average assumptions using the Black-Scholes option-pricing model used on the date of the grants issued during the First Quarter 2015 and the First Quarter 2014:

	First Quarter
	2015	2014
Volatility	64%	NA
Expected term (years)	10 yrs	NA
Risk-free interest rate	1.92%	NA
Dividend yield	0%	NA

The Company recognized $11,000 in share based payment expense in the First Quarter 2015 and $10,000 in share based payment expense in the First Quarter 2014. As of March 31, 2015, there was approximately $17,000 of total unrecognized compensation cost related to non-vested stock options, which vest over time. That cost is expected to be recognized over a period ranging from 5 to 14 months.

Warrants

Warrant activity for the First Quarter 2015 and the First Quarter 2014 is summarized as follows:

	First Quarter 2015			First Quarter 2014
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of March 31, 2015	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of March 31, 2014
Warrants outstanding at beginning of period	3,303,000	$0.17		3,303,000	$0.17
Granted	0	NA		0	NA
Exercised	0	NA		0	NA
Cancelled/expired	0	NA		0	NA
Warrants outstanding at end of period	3,303,000	$0.17	$0	3,303,000	$0.17	$0
Warrants exercisable at end of period	3,303,000	$0.17		3,303,000	$0.17

The Company recognized $25,000 in debt issuance and deferred finance costs related to the issuance of the above warrants outstanding in the First Quarter 2015, and $25,000 in costs in the First Quarter 2014. As of March 31, 2015, there was approximately $75,000 of total unrecognized debt issuance costs associated with the issuance of the above warrants outstanding, which will be expensed ratably over the next 9 months.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provides information, which we believe is relevant to an assessment and understanding of our financial condition and results of operations. The discussion should be read in conjunction with the Interim Condensed Financial Statements contained herein and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words “believes”, “anticipates”, “estimates”, “expects”, “intends”, “projects”, and words of similar import, are forward-looking as that term is defined by the Private Securities Litigation Reform Act of 1995 (“1995 Act”), and in releases issued by the United State Securities and Exchange Commission (the “Commission”). These statements are being made pursuant to the provisions of the 1995 Act and with the intention of obtaining the benefits of the “Safe Harbor” provisions of the 1995 Act. We caution that any forward-looking statements made herein are not guarantees of future performance and that actual results may differ materially from those in such forward-looking statements as a result of various factors, including, but not limited to, any risks detailed herein, in our “Risk Factors” section of our Form 10-K for the year ended December 31, 2014, in our most recent reports on Form 10-Q and Form 8-K and from time to time in our other filings with the Commission, and any amendments thereto. Any forward-looking statement speaks only as of the date on which such statement is made, and we are not undertaking any obligation to publicly update any forward-looking statements. Readers should not place undue reliance on these forward-looking statements.

Overview/Plan of Operations

Sales in the three months ended March 31, 2015 (“First Quarter 2015”) decreased when compared to the three months ended March 31, 2014 (“First Quarter 2014”).

During the First Quarter 2015, we recorded an operating loss of $53,000 and net loss of $45,000. We had cash provided by operating activities of $177,000 in the First Quarter 2015. This compares to an operating income of $62,000, net income of $9,000 in the First Quarter 2014, and net cash provided by operating activities of $187,000 in the First Quarter 2014.

In the fourth quarter of 2014, we partially consolidated some of our manufacturing operations. More specifically, we closed down 2 of the 3 units we were leasing in Logan Township, New Jersey and we moved certain manufacturing operations up to our (owned) facility in Kinderhook, New York. The manufacturing operations moved are consistent with operations already occurring in the New York facility. The 1 remaining unit in New Jersey continues to house bulk strip manufacturing and research and development. The cost of the partial consolidation was approximately $92,000 and most of this expense was incurred in the fourth quarter of 2014. We began to see savings (in site costs, shipping, etc) on January 1, 2015. We expect to see a 100% return on this investment by the end of the year ending December 31, 2015. In addition, we expect increased manufacturing efficiency as a result of the partial consolidation, which we expect will have a positive impact on our profit margins.

Since the original expense reduction program started in August 2013, we continuously examine all expenses in efforts to achieve profitability (if sales levels improve) or to minimize losses going forward (if sales continue to decline). The salary and commission deferral program, (also started in August 2013) continued through the First Quarter 2015. The salary deferral program consists of a 20% salary deferral for our executive officer (Melissa Waterhouse), our non-executive VP Operations, and a sales consultant. The commission deferral program consists of a 50% commission deferral of employee commissions. As of March 31, 2015, we have deferred salary compensation owed of $40,000 and deferred commision owed of $125,000. Over the course of the program, we have repaid portions of the deferred salaries and commissions (with payments totaling $52,000 in the First Quarter 2015 and $9,000 in the First Quarter 2014)), and as cash flow from operations allows, we intend to continue to make paybacks, however the deferral program is continuing and we expect it will continue for up to another 12 months.

And finally, as part of our debt restructuring initiatives, in the First Quarter 2015, we entered into a $1,200,000 Loan and Security Agreement with Cherokee Financial, LLC (the “Cherokee LSA”). The Cherokee LSA refinanced our Series A Debentures ($523,000) and CAM Bridge Loan ($200,000) (both of which matured on February 1, 2015) as well as our Mortgage Consolidation Loan with First Niagara Bank ($326,000). The interest rate on the Cherokee loan facility is 8% with a 1% oversight fee while the interest rate on the Series A Debentures and CAM Bridge Loan was 15%, and the interest rate on the Fist Niagara loan was 8.25%. We are currently in the underwriting process with another potential line of credit lender that would enable us to further reduce our interest expense.

Although expenses continued to decline and profit margins improved when comparing the First Quarter 2015 with the First Quarter 2014, these improvements could not offset the sales decline. We believe that new products and our ability to sell those markets in new markets will be the primary growth driver in 2015 and beyond. To that end, in the fourth quarter of 2014, we filed an application with the U.S. Food and Drug Administration to receive a marketing clearance that will enable us to sell our urine-based, all-inclusive drug test to the clinical (specifically the CLIA-waived market) and possibly consumer market. In the First Quarter 2015, we also began development on a new assay that is now nearly complete and barring any unexpected issues; product launch is expected later in 2015. We also have a number of new assays planned in research and development. We remain focused on selling our point of collection drugs of abuse tests, and growing our business through direct sales and select distributors. We are also making efforts to identify and secure new contract work, such as contract manufacturing or contract assembly.

Our continued existence is dependent upon several factors, including our ability to raise revenue levels and control costs to generate positive cash flows, and to obtain working capital by selling additional shares of our common stock, securing additional or alternative credit facilities, as necessary.

Results of operations for the First Quarter 2015 compared to the First Quarter 2014

NET SALES:

Net sales for the First Quarter 2015 decreased 26.5% when compared to net sales in the First Quarter 2014. Government sales declined in the First Quarter 2015 when compared to the First Quarter 2014 primarily due to the loss of two state contracts (both of which are now using a product manufactured outside of the United States). Although neither of these accounts were “material” accounts, they were fairly high volume accounts. In addition, contract-manufacturing sales declined as a result of an inventory surplus at one of our contract-manufacturing customers. The surplus has been used and we expect contract-manufacturing levels to return to a level more in line with historical sales. While we have had periods in which government sales improve, price competition with foreign manufacturers remains. We remain hopeful that our urine-based, all-inclusive drug test (launched in the First Quarter 2015) will enable us to be even more cost competitive in this market.

International sales were also down in the First Quarter 2015 when compared to the First Quarter 2014. Sales in Latin America and certain parts of Europe declined and that was only partially offset by increased sales in other parts of the world.

Contract-manufacturing sales declined as a result of an inventory surplus at one of our contract-manufacturing customers. The surplus has been used and we expect contract-manufacturing levels to return to a level more in line with historical sales.

COST OF GOODS SOLD/GROSS PROFIT:

Cost of goods decreased to 53.4% of net sales in the First Quarter 2015 from 57.1% of net sales in the First Quarter 2014. Gross profit increased to 46.6% of net sales in the First Quarter 2015 from 42.9% of net sales in the First Quarter 2014. While price pressures from foreign manufacturers and overall market conditions continue to impact sales margins, expense reductions made over the course of the last 12 months and the partial consolidation of our manufacturing operations, have enabled us to somewhat overcome these issues and become more profitable from a manufacturing perspective. Production personnel levels, product manufacturing levels and inventory are continuously monitored to ensure they are adequate to meet current and anticipated sales demands.

OPERATING EXPENSES: Operating expenses decreased 7.6% in the First Quarter 2015, compared to the First Quarter 2014. Over the last 18 months, we made a number of expense reductions in efforts to improve our financial condition and cash flow. The full benefit of these expense reductions made to date is being recognized in the First Quarter 2015. In the First Quarter 2015, reductions in research and development and general and administrative expenses were offset by an increase in selling and marketing expenses. More specifically:

Research and development (“R&D”)

R&D expense decreased 37.0% when comparing the First Quarter 2015 with the First Quarter 2014. Decreased FDA compliance costs, utilities, salaries and supplies and materials were nominally offset by an increase in repairs and maintenance. The First Quarter 2014 included legal and confirmation costs related to FDA compliance, and these costs did not occur in the First Quarter 2015. The decrease in utility costs in the First Quarter 2015 is due to the consolidation of our New Jersey facility. Our R&D department continues to focus their efforts on the enhancement of current products, development of new testing assays, new product platforms and exploration of contract manufacturing opportunities. In the First Quarter 2015, they began development on new drug assay that we expect to launch in the year ending December 31, 2015.

Selling and marketing

Selling and marketing expense in the First Quarter 2015 increased 2.4% when compared to the First Quarter 2014. In the Fist Quarter 2015, we began to make investments in selling and marketing. More specifically, we hired two new regional sales managers, attended more trade shows, started a redesign of marketing materials and purchased new trade show equipment. These investments resulted in increases to salaries, travel expense, telephone expense, advertising expense and trade show expense. These increases were partially offset by decreased commissions (due to decreased sales and a limited restructuring of commission programs) and employee benefits. We expect to make additional investments in selling and marketing throughout the year ending December 31, 2015. Our direct sales force continues to focus their selling efforts in our target markets, which include, but are not limited to, Workplace and Government, as well as focusing on the physician and pain management clinic market with our CLIA waived Rapid TOX product line, and focusing on the forensic and international markets for our OralStat product.

General and administrative (“G&A”)

G&S expense decreased 10.9% in the First Quarter 2015 when compared to the G&A expense in the First Quarter 2014. Decreases in investor relations, G&A salaries and benefits (due to the reduction in executive and senior management personnel), brokers fees, liability insurance, patents & licenses, utilities, and bank service fees were partially offset by increases in repairs and maintenance costs and share based payment expense. Share based payment expense was $11,000 in the First Quarter 2015 compared to $8,000 in the First Quarter 2014.

Liquidity and Capital Resources as of March 31, 2015

Our cash requirements depend on numerous factors, including product development activities, penetration of our core markets, and effective management of inventory levels and production levels in response to sales forecasts. We expect to devote capital resources to continue product development and research and development activities. We will examine other growth opportunities including strategic alliances and expect such activities will be funded from existing cash and cash equivalents, issuance of additional equity or additional borrowings, subject to market and other conditions. Our financial statements for the year ended December 31, 2014 were prepared assuming we will continue as a going concern. Although our financial condition has improved when comparing the First Quarter 2015 with the First Quarter 2014, our current cash balances, together with cash generated from future operations and amounts available under our credit facilities may not be sufficient to fund operations for the next twelve months. If cash generated from operations is not sufficient to satisfy our working capital and capital expenditure requirements, we will be required to sell additional equity or obtain additional credit facilities. There is no assurance that such financing will be available or that we will be able to complete financing on satisfactory terms, if at all.

As of March 31, 2015, we had the following debt/credit facilities:

Facility	Debtor	Balance as of March 31, 2015
Revolving Line of Credit	Imperium Commercial Finance	$1,018,000	*
Loan and Security Agreement	Cherokee Financial, LLC	$1,200,000

*This balance includes a $200,000 supplemental advance. There is additional loan availability of $116,000 as of March 31, 2015.

Working Capital

Our working capital was $1,230,000 at March 31, 2015; this is an increase of $917,000 when compared to working capital at December 31, 2014. This improvement in working capital is primarily as a result of an increase in cash and inventory and a decrease in the current portion of our long-term debt (as a result of the refinancing of our Series A Debentures, Bridge Loan and First Niagara loan in the First Quarter 2015 into a new 5 year facility). We have historically satisfied net working capital requirements through cash from operations and bank debt.

Dividends

We have never paid any dividends on our common shares and anticipate that all future earnings, if any, will be retained for use in our business, and therefore, we do not anticipate paying any cash dividends.

Cash Flows

Cash provided by operations of $177,000 for the First Quarter 2015 is comprised of a net loss of $45,000 plus a an increase in inventory of $111,000 and offset by a decrease in accounts receivable of $168,000, an increase in accrued expense of $18,000 and an increase in wages payable of $38,000. It was also affected by non-cash changes of amortization and depreciation of $67,000.

Net cash used in investing activities consisting of patent costs remains low at $2,000 and $1,000 for the First Quarter 2015 and First Quarter 2014, respectively.

Net cash used in financing activities for the First Quarter 2015 consisted solely of payments on our line of credit and other debt financing, offset by proceeds from a debt refinancing. Net cash used in financing activities for the First Quarter 2014 consisted solely from the proceeds from our line of credit, offset by payment on the line of credit and other debt.

At March 31, 2015, we had cash and cash equivalents of $487,000.

Outlook/Risk

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

Our failure to comply with the restrictive covenants under our revolving credit facility could result in an event of default, which, if not cured or waived, could result in the Company being required to repay these borrowings before their due date or pay higher costs associated with the indebtedness. If we are forced to refinance these borrowings on less favorable terms, our results of operations and financial condition could be adversely affected by increased costs and rates. We may also be forced to pursue one or more alternative strategies, such as restructuring or refinancing our indebtedness, selling assets, reducing or delaying capital expenditures or seeking additional equity capital. There can be no assurances that any of these strategies could be effected on satisfactory terms, if at all.

Our line of Credit with Imperium will mature on January 16, 2016. We are currently in the underwriting process with another potential line of credit lender, however, there can be no assurance that this transaction will close. There can be no assurance that another alternative financing will be available or that we will be able to complete financing on satisfactory terms, if at all.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item 1, Note C in the Notes to interim consolidated Financial Statements included in this report for a description of pending legal proceedings in which we may be a party.

Item 1A. Risk Factors

There have been no material changes to our risk factors set forth in Part I, Item 1A, in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Dated: May 15, 2015

