Form 10-Q
period 2015-06-30
AMERICAN BIO MEDICA CORP
filed 2015-08-14
CIK 896747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

26,032,930 Common Shares as of August 14, 2015

American Bio Medica Corporation

Index to Quarterly Report on Form 10-Q

For the quarter ended June 30, 2015

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

American Bio Medica Corporation

Condensed Balance Sheets

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$433,000	$352,000
Accounts receivable, net of allowance for doubtful accounts of $51,000 at June 30, 2015, and $47,000 at December 31, 2014	859,000	814,000
Inventory, net of allowance of $366,000 at June 30, 2015 and $324,000 at December 31, 2014	1,824,000	1,722,000
Current portion of deferred financing	0	43,000
Prepaid expenses and other current assets	96,000	85,000
Total current assets	3,212,000	3,016,000

Property, plant and equipment, net	942,000	983,000
Patents	68,000	65,000
Other assets	14,000	14,000
Deferred finance costs	193,000	0
Total assets	$4,429,000	$4,078,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$508,000	$410,000
Accrued expenses and other current liabilities	190,000	192,000
Wages payable	318,000	264,000
Line of credit, net	1,072,000	979,000
Current portion of long-term debt, net	75,000	858,000
Total current liabilities	2,163,000	2,703,000

Other liabilities	68,000	68,000
Related party note	124,000	124,000
Long-term debt	923,000	213,000
Total liabilities	3,278,000	3,108,000

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity:
Preferred stock; par value $.01 per share; 5,000,000 shares authorized, none issued and outstanding at June 30, 2015 and December 31, 2014
Common stock; par value $.01 per share; 50,000,000 shares authorized; 26,032,930 issued and outstanding at June 30, 2015 and 23,648,315 issued and outstanding at December 31, 2014	260,000	236,000
Additional paid-in capital	20,641,000	20,356,000
Accumulated deficit	(19,750,000)	(19,622,000)

Total stockholders’ equity	1,151,000	970,000

Total liabilities and stockholders’ equity	$4,429,000	$4,078,000

The accompanying notes are an integral part of the condensed financial statements

American Bio Medica Corporation

Condensed Statements of Operations

(Unaudited)

	For The Six Months Ended
	June 30,
	2015	2014

Net sales	$3,270,000	$3,854,000

Cost of goods sold	1,721,000	2,186,000

Gross profit	1,549,000	1,668,000

Operating expenses:
Research and development	80,000	91,000
Selling and marketing	608,000	559,000
General and administrative	943,000	933,000
	1,631,000	1,583,000

Operating income / (loss)	(82,000)	85,000

Other (expense) / income:
Interest income	(1,000)	1,000
Interest expense	(117,000)	(127,000)
Other income, net	72,000	10,000
	(46,000)	(116,000)

Net loss before tax	(128,000)	(31,000)

Income tax expense	0	(1,000)

Net loss	$(128,000)	$(32,000)

Basic and diluted loss per common share	$(0.01)	$(0.00)

Weighted average number of shares outstanding – basic and diluted	26,032,930	23,168,155

The accompanying notes are an integral part of the condensed financial statements

American Bio Medica Corporation

Condensed Statements of Operations

(Unaudited)

	For The Three Months Ended
	June 30,
	2015	2014

Net sales	$1,768,000	$1,811,000

Cost of goods sold	919,000	1,020,000

Gross profit	849,000	791,000

Operating expenses:
Research and development	51,000	45,000
Selling and marketing	309,000	267,000
General and administrative	520,000	456,000
	880,000	768,000

Operating income / (loss)	(31,000)	23,000

Other (expense) / income:
Interest income	0	0
Interest expense	(52,000)	(64,000)
	(52,000)	(64,000)

Net loss before tax	(83,000)	(41,000)

Income tax expense	0	0

Net loss	$(83,000)	$(41,000)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of shares outstanding – basic and diluted	26,032,930	23,168,155

The accompanying notes are an integral part of the condensed financial statements

American Bio Medica Corporation

Condensed Statements of Cash Flows

(Unaudited)

	For The Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(128,000)	$(32,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	45,000	58,000
Loss on disposal of fixed assets	0	1,000
Amortization of debt issuance costs	164,000	152,000
Provision for bad debts	4,000	(12,000)
Provision for slow moving and obsolete inventory	42,000	15,000
Share-based payment expense	18,000	19,000
Changes in:
Accounts receivable	(49,000)	145,000
Inventory	(144,000)	127,000
Prepaid expenses and other current assets	(11,000)	26,000
Accounts payable	98,000	(135,000)
Accrued expenses and other current liabilities	(2,000)	(89,000)
Wages payable	54,000	17,000
Other liabilities	0	(79,000)
Net cash provided by operating activities	91,000	213,000

Cash flows from investing activities:
Purchase of property, plant and equipment	(4,000)	(7,000)
Patent application costs	(3,000)	(5,000)
Net cash used in investing activities	(7,000)	(12,000)

Cash flows from financing activities:
(Payments) on debt financing	(1,070,000)	(133,000)
Proceeds from refinance	1,200,000	0
Deferred finance costs	(130,000)	0
Proceeds from lines of credit	3,483,000	3,469,000
Payments on lines of credit	(3,486,000)	(3,736,000)
Net cash (used in) provided by financing activities	(3,000)	(400,000)

Net increase / (decrease) in cash and cash equivalents	81,000	(199,000)
Cash and cash equivalents - beginning of period	352,000	646,000

Cash and cash equivalents - end of period	$433,000	$447,000

Supplemental disclosures of cash flow information
Cash paid during period for interest	$131,000	$126,000
Cash paid for taxes	$0	$0

The accompanying notes are an integral part of the condensed financial statements

Notes to condensed financial statements (unaudited)

June 30, 2015

Note A - Basis of Reporting

The accompanying unaudited interim condensed financial statements of American Bio Medica Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. Accordingly, these unaudited interim condensed financial statements do not include all information and footnotes required by U.S. GAAP for complete financial statement presentation. These unaudited interim condensed financial statements should be read in conjunction with our audited financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2014. In the opinion of management, the interim condensed financial statements include all normal, recurring adjustments which are considered necessary for a fair presentation of the financial position of the Company at June 30, 2015, the results of our operations for the three and six month periods ended June 30, 2015 and June 30, 2014, and cash flows for the six month periods ended June 30, 2015 and June 30, 2014.

Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of results that may be expected for the year ending December 31, 2015. Amounts at December 31, 2014 are derived from our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

During the six months ended June 30, 2015, there were no significant changes to our critical accounting policies, which are included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

These unaudited interim condensed financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. Our independent registered public accounting firm’s report on the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014, contained an explanatory paragraph regarding our ability to continue as a going concern. As of the date of this report, our current cash balances, together with cash generated from future operations and amounts available under current credit facilities may not be sufficient to fund operations for the next 12 months if sales levels do not improve. If cash generated from operations is not sufficient to satisfy our working capital and capital expenditure requirements, we will be required to sell additional equity or obtain additional credit facilities. There is no assurance that such financing will be available or that we will be able to complete financing on satisfactory terms, if at all.

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

The Financial Accounting Standards Board has issued certain accounting standards, updates and regulations as of June 30, 2015 that will become effective in subsequent periods. We do not believe that any of those standards, updates or regulations would have significantly affected our financial accounting measures or disclosures had they been in effect during the three and six months ended June 30, 2015 or June 30, 2014, and we do not believe that any of them will have a significant impact on our financial statements at the time they become effective.

Note B – Inventory

Inventory is comprised of the following:

	June 30, 2015	December 31, 2014

Raw Materials	$1,174,000	$1,136,000
Work In Process	421,000	390,000
Finished Goods	595,000	520,000
Allowance for slow moving and obsolete inventory	(366,000)	(324,000)
	$1,824,000	$1,722,000

Note C – Net Loss Per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted average number of outstanding common shares during the period. Diluted net loss per common share includes the weighted average dilutive effect of stock options and warrants. Potential common shares outstanding as of June 30, 2015 and 2014:

	June 30, 2015	June 30, 2014
Warrants	3,303,000	3,224,000
Options	1,547,000	2,579,000

The number of securities not included in the diluted net loss per common share for the three and six months ended June 30, 2015 and the three and six months ended June 30, 2014 (because the effect would have been anti-dilutive) were 4,850,000 and 5,803,000, respectively.

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

Note E – Line of Credit and Debt

Our Line of Credit and Debt consisted of the following as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
First Niagara: Mortgage payable in equal monthly installments of $13,199 including interest at 8.25% until May 1, 2017 (“Maturity”), collateralized by the building, land and personal property(1)	$0	$348,000
Debenture financing $523,000 in principal amount of Series A Debentures; interest at 15% per annum from August 1, 2013 through January 31, 2015, payable quarterly; maturity date of February 1, 2015(2).	0	523,000
Bridge Loan with Cantone Asset Management, LLC(3): Interest rate of 15% payable upon loan maturity; maturity date of February 1, 2015(3).	0	200,000
Loan and Security Agreement with Cherokee Financial, LLC(4): 5 year note at an annual interest rate of 8% plus a 1% annual oversight fee, interest only and oversight fee paid quarterly with first payment being due on May 15, 2015, annual principal reduction payment of $75,000 due each year on the anniversary of the closing date with a final balloon payment being due on March 26, 2020. Loan is collateralized by a first security interest in building, land and property.	1,200,000	0

Imperium Line of Credit(5): Interest payable in arrears for the preceding calendar month on the first day of each calendar month at a rate of 8% per annum plus “PIK” interest at a 2% per annum.

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

	0	1,076,000
Crestmark Line of Credit(6): 3 year line of credit with interest payable at a variable rate based on WSJ Prime plus 2% with a floor or 5.25%; loan fee of 0.5% annually & monthly maintenance fee of 0.3% on actual loan balance from prior month. Early term fee of 3% if terminated in year 1 and 2% if terminated in year 2 or after (and prior to natural expiration). Loan is collateralized by first security interest in receivable and inventory.	1,072,000	0
	2,272,000	2,147,000
Less debt discount (Cherokee Financial, LLC Loan)	(202,000)	(97,000)
Total debt	$2,070,000	$2,050,000

Current portion	$1,147,000	$1,837,000
Long-term portion	$923,000	$213,000

(1)	The mortgage through First Niagara Bank was satisfied in full on March 27, 2015 via a refinancing with Cherokee Financial, LLC.

(2)	The Series A Debentures were satisfied in full on March 27, 2015 via a refinancing with Cherokee Financial, LLC.

(3)	The Bridge Loan with Cantone Asset Management, LLC was satisfied in full on March 27, 2015 via a refinancing with Cherokee Financial, LLC.

(4)	On March 26, 2015, the Company entered into a Loan and Security Agreement with Cherokee Financial, LLC (the “Cherokee LSA”). The purpose of the Cherokee LSA was to refinance the Series A Debentures and Cantone Asset Management LLC Bridge Loan (both of which matured on February 1, 2015) and the Mortgage Consolidation Loan with First Niagara Bank at a better interest rate.

(5)	On June 29, 2015, the Imperium Line of Credit was satisfied in Full via a refinancing with Crestmark Bank.

(6)	On June 29, 2015, the Company entered into a Loan and Security Agreement with Crestmark Bank. The purpose of the Crestmark LSA was to refinance the Company’s line of credit with Imperium at a better interest rate.

FIRST NIAGARA: MORTGAGE CONSOLIDATION LOAN

On April 28, 2014, the Company entered into a Third Amendment to Loan Agreement (the “Third Mortgage Consolidation Loan Amendment”) with First Niagara Bank. The Mortgage Consolidation Loan continued to be secured by the Company’s facility in Kinderhook, New York as well as various pieces of machinery and equipment. Under the Third Mortgage Consolidation Loan Amendment, the Mortgage Consolidation Loan was recast into a 3-year fully amortizing note through May 1, 2017. The interest rate of the amended facility was decreased from 9.25% to 8.25%, and the monthly payment was reduced from $14,115 to $13,199. The Company was required to pay First Niagara a renewal fee of 1% of the principal balance as of April 1, 2014, or $4,200. No principal reduction payment was required. All other terms of the Mortgage Consolidation Loan remained unchanged, including compliance with a covenant. The Mortgage Consolidation Loan was satisfied in full on March 27, 2015 via a refinancing with Cherokee Financial, LLC.

The balance on the Mortgage Consolidation Loan was $0 at June 30, 2015 and $348,000 at December 31, 2014, respectively. Interest expense recognized was $5,000 in the six months ended June 30, 2015, and $17,000 in the six months ended June 30, 2014. Interest expense recognized was $0 in the three months ended June 30,2015, and $10,000 in the three months ended June 30, 2014.

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

Under the 2013 Debenture Extension, the term of $634,500 in Series A Debentures was extended to reflect a maturity date of either February 1, 2014 or August 1, 2014, at the election of the Series A Debenture Holder. The interest rate during the extension period remained 15% per annum, due quarterly in arrears and all other terms of the Series A Debentures remained the same. As previously indicated, the extension period of either 6 or 12 months was at the election of the Series A Debenture Holders. There were 27 of the 30 Series Debenture Holders (representing $543,500 of Series A Debentures), which elected to extend for a period of 12 months so they were granted 2-year warrants to purchase 543,500 shares of the Company’s common stock at an exercise price of $0.14. The other 3 (representing $91,000 in Series A Debentures) elected to extend for a period of 6 months and did not receive warrant grants. The fair value of the Debenture Holder warrants was $76,000.

The six months ended June 30, 2015 includes $0 in expense related to the 2013 Debenture Extension, and the six months ended June 30, 2014 includes $38,000 in expense. The three months ended June 30, 2015 includes $0 in expense related to the 2013 Debenture Extension, and the three months ended June 30, 2014 includes $19,000 in expense.

As of June 30, 2015, there was $0 in unrecognized expense with 0 months remaining related to the 2013 Debenture Extension.

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

The maturity date of the 2013 Bridge Loan was August 1, 2014, with simple interest of 15% paid in advance in the form of 300,000 restricted common shares of ABMC stock. In addition to the interest, as inducement to enter into the 2013 Bridge Loan, the Company issued 153,486 restricted shares of the Company’s common stock, and the Company issued CAM a 3-year warrant to purchase 250,000 shares of the Company’s common stock at an exercise price of $0.14. The CAM warrant was valued at $35,000 and the Company recognized 100% of this expense in the year ended December 31, 2013.

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

The Company paid CRI a fee for assisting the Company in obtaining forbearance agreements from the Holders. The fee was 2% of the forbearing principal amount, and was paid $7,000 in cash and 1% in 58,575 restricted shares of the Company’s common stock. A stock price of $0.12 per share was used to determine the number of restricted shares to be issued to CRI. The Company also reimbursed CRI’s legal fees of $1,000. The Company amortized these costs (totaling $15,000) over the course of the forbearance period, or over 6 months. The Company recognized $2,000 in expense in the six months ended June 30, 2015, and $0 in expense in the six months ended June 30, 2014. The Company recognized $0 in costs in the three months ended June 30, 2015, and $0 in costs in the three months ended June 30, 2014. As of June 30, 2015, there is $0 in unrecognized expense with 0 month remaining.

The Company recognized $22,000 in interest expense in the six months ended June 30, 2015 related to the Series A Debentures and the CAM Bridge Loan, and $42,000 in interest expense in the six months ended June 30, 2014. The Company recognized $0 in interest expense in the three months ended June 30, 2015 related to the Series A Debentures and the CAM Bridge Loan, and $20,000 in interest expense in the three months ended June 30, 2014. We had $10,000 in accrued interest expense at June 30, 2015 related to the Series A Debentures and CAM Bridge Loan.

As of June 30, 2015, the balance on the Series A Debenture and the CAM Bridge Loan is $0.

LOAN AND SECURITY AGREEMENT WITH CHEROKEE FINANCIAL, LLC.

On March 26, 2015, the Company entered into a Loan and Security Agreement with Cherokee Financial, LLC (the “Cherokee LSA”). The purpose of the Cherokee LSA was to refinance the Company’s Series A Debentures and CAM Bridge Loan (both of which matured on February 1, 2015) and the Company’s Mortgage Consolidation Loan with First Niagara Bank at a better interest rate. The loan is collateralized by a first security interest in the same assets as the First Niagara Bank loan (i.e. real estate and machinery and equipment). Under the Cherokee LSA, the Company was provided the sum of $1,200,000 in the form of a 5-year Note at an annual interest rate of 8%. The Company will make interest only payments quarterly on the Cherokee Note, with the first interest payment being due (and paid) on May 15, 2015. The Company will also make an annual principal reduction payment of $75,000 on each anniversary of the date of the closing with the first principal reduction payment being due on March 26, 2016. A final balloon payment is due on March 26, 2020. In addition to the 8% interest, the Company will pay Cherokee Financial, LLC a 1% annual fee (in cash and paid contemporaneously with payment of quarterly interest) for oversight and administration of the loan. The Company can call the Cherokee Note at anytime with no penalty; except that a 1% administration fee would be required to be paid to Cherokee Financial, LLC to close out all participations.

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

The six months ended June 30, 2015 includes $27,000 in expense related to the Cherokee LSA, and the six months ended June 30, 2014 includes $0 in expense. The three months ended June 30, 2015 includes $17,000 in expense related to the Cherokee LSA, and the three months ended June 30, 2014 includes $0 in expense.

The Company recognized $25,000 in interest expense in the six months ended June 30, 2015, and $0 in interest expense in the six months ended June 30, 2014. The Company recognized $25,000 in interest expense in the three months ended June 30, 2015, and $0 in interest expense in the three months ended June 30, 2014. At June 30, 2015, the Company had $12,000 in accrued interest expense related to the Cherokee LSA.

As of June 30, 2015, the balance on the Cherokee LSA was $1,200,000.

Line of Credit with Imperium Commercial Finance, LLC (“Imperium”)

On January 16, 2013 (the “Imperium Closing Date”), the Company entered into a 3-year Loan and Security Agreement (“LSA”) with Imperium, a Senior Lender.

Under the LSA, the Company was provided with a revolving loan facility (the “Imperium Line of Credit”), which was secured by a first security interest in all receivables, inventory, and intellectual property rights along with a second security interest in machinery and equipment (together the “Collateral”). On March 6, 2014, Imperium amended the Borrowing Base of the Imperium Line of Credit. More specifically, the amount available under the Imperium Line of Credit was capped to the lower of (i) $1,000,000, or (ii) 100% of the eligible outstanding accounts receivable. As of the date of this report, the Borrowing Base of the Imperium Line of Credit is based solely on Eligible Receivables. The Imperium facility also originally included a supplemental advance that was a discretionary facility secured by the same Collateral as the Imperium Line of Credit.

Under the LSA, so long as any obligations were due to Imperium, the Company was required to maintain certain minimum EBITDA (Earnings Before Interest, Taxes Depreciation and Amortization) requirements. The Company did not comply with this covenant starting in the First Quarter of 2013. The Company received a waiver from Imperium for the three months ended March 31, 2013 (for which the Company paid a fee of $10,000), but no further formal waivers were issued.

The Company incurred $435,000 in costs related to the Imperium Line of Credit, and these costs were being amortized over the term of the facility (3 years). On June 29, 2015, all indebtedness due to Imperium was paid in full and Imperium’s security in the Company’s assets was terminated. The Company was required to pay fee of $50,000 to Imperium in the form of an early termination fee.

The Company recognized $137,000 of costs in the six months ended June 30, 2015 related to the Imperium Line of Credit, and $68,000 in costs in the six months ended June 30, 2014. The six months ended June 30, 2015 included accelerated amortization costs of $69,000 due to the early termination of the Imperium Line of Credit. The Company recognized $103,000 of costs in the three months ended June 30, 2015 related to the Imperium Line of Credit, and $34,000 in costs in the three months ended June 30, 2014. The three months ended June 30, 2015 included the same accelerated amortization costs due to early termination of the Imperium Line of Credit.

The Company incurred $48,000 in interest expense in the six months ended June 30, 2015, and $52,000 in interest expense in the six months ended June 30, 2014. The Company incurred $22,000 in interest expense in the three months ended June 30, 2015 and $25,000 in interest expense in the three months ended June 30, 2014. As of June 30, 2015, the Company had $0 in accrued interest related to the Imperium Line of Credit, and the balance on the Imperium Line of Credit was $0.

LINE OF CREDIT WITH CRESTMARK BANK (“CRESTMARK”)

On June 29, 2015 (the “Closing Date”), the Company entered into a three-year Loan and Security Agreement (“LSA”) with Crestmark Bank (“Crestmark”), a new Senior Lender, to refinance the Company’s Line of Credit with imperium. The Crestmark Line of Credit is used for working capital and general corporate purposes.

Under the LSA, Crestmark is providing the Company with a Line of Credit of up to $1,500,000 (“Maximum Amount”) with a minimum loan balance requirement of $500,000. The Line of Credit is secured by a first security interest in the Company’s inventory, and receivables and security interest in all other assets of the Company (in accordance with permitted prior encumbrances).

The Maximum Amount is subject to an Advance Formula comprised of: 1) 90% of Eligible Accounts Receivables (excluding, receivables remaining unpaid for more than 90 days from the date of invoice and sales made to entities outside of the United States), and 2) up to 40% of eligible inventory plus up to 10% of Eligible Generic Packaging Components not to exceed the lesser of $500,000 (“Inventory Sub-Cap Limit”), or 100% of the Eligible Accounts Receivable. The Inventory Sub-Cap Limit will be reduced by $10,000 per month starting August 1, 2015 until the Inventory Sub-Cap Limit is permanently reduced to $350,000.

So long as any obligations are due to Crestmark, the Company must comply with a minimum Tangible Net Worth (“TNW”) Covenant. Under the LSA, as of June 30, 2015 and at all times thereafter, the Company must maintain a TNW of at least $1,650,000. Additionally, if a quarterly net income is reported, the TNW covenant will increase by 50% of the reported net income. If a quarterly net loss is reported, the TNW covenant will remains the same as the prior quarter’s covenant amount. TNW is defined as: Total Assets less Total Liabilities less the sum of (i) the aggregate amount of non-trade receivables, (ii) prepaid expenses, (iii) deposits, (iv) net lease hold improvements, (v) goodwill and (vi) any other intangible asset, plus Subordinated Debt. For purposes of the TNW covenant calculation, the Company’s Mortgage with Cherokee Financial LLC (See Current Report on Form 8-K filed with the Commission on March 30, 2015) is considered to be subordinated debt given Crestmark’s first security interest in inventory and receivables is not affected by Cherokee Financial LLC’s security interest in other Company assets.

If the Company terminates the LSA prior to its 3 year term, an early exit fee is due as follows: 3% of the Maximum Amount (plus any additional amount owed to Crestmark at time of termination) if terminated in year 1, and 2% if terminated in year 2 or anytime thereafter.

In the event of a default of the LSA, which includes but is not limited to, failure of the Company to make any payment when due and non-compliance with the TNW covenant, permits Crestmark to charge an Extra Rate. The Extra Rate is the Company’s then current interest rate plus 12.75% per annum.

Under the LSA, interest on the Crestmark Line of Credit is at a variable rate based on the Wall Street Journal Prime Rate plus 2% with a floor of 5.25%. As of the date of this report, the interest rate on the Crestmark Line of Credit is 5.25%. In addition to the interest rate, on the Closing Date and on each one-year anniversary date thereafter, the Company will pay Crestmark a Loan Fee of 0.50%, or $7,500, and a Monthly Maintenance Fee of 0.30% of the actual average monthly loan balance from the prior month will be paid to Crestmark. When these additional fees are considered, the rate on the Crestmark is 9.35% annually (the Imperium Line of Credit rate was 12% when all fees were considered).

In addition to the Loan Fee paid to Crestmark on the Closing Date, the Company had to pay a Success Fee (i.e. early termination fee) to Imperium in the amount of $50,000 on the Closing Date, and a Broker’s Fee of 5%, or $75,000, to Landmark Pegasus Inc. Prior to the Closing, the Company paid $12,000 in due diligence fees to Crestmark. The Company also incurred $3,000 of its own legal costs related to the Crestmark Line of Credit. These expenses are all being amortized over the term of the Crestmark Line of Credit, or three years. The Company incurred $2,000 of these costs in the three and six months ended June 30,2015, and $0 of costs in the three and six months ended June 30, 2014.

As of the Closing Date, the Company’s loan availability under the Crestmark Line of Credit was $1,072,000. From the loan availability, the Company drew $1,018,000 to pay off the Imperium Line of Credit. The payoff to Imperium consisted of $200,000 owed on the Imperium Supplemental Advance, $22,000 in collateral monitoring fees due to Imperium, principal and interest of $746,000 and the $50,000 early termination fee. An additional $5,000 was drawn to pay the balance (after the partial refund on the Company’s due diligence fee) on the Loan Fee due to Crestmark at closing. Additional Loan Availability of $49,000 was remitted to the Company on the Closing Date.

As a condition to the financing, the Company’s Chief Executive Officer, Melissa Waterhouse (“Waterhouse”) was required to execute a Validity Guarantee (the “VG”). Under the Validity Guarantee, Waterhouse provides representations and warranties with respect to the validity of the Company’s receivables as well as guaranteeing the accuracy of the Company’s reporting to Crestmark related to the Company’s receivables. As compensation for her execution of the VG, on June 29, 2015, Waterhouse was awarded an option grant representing 250,000 common shares of the Company under the Company’s Fiscal 2001 stock option plan, at an exercise price of $0.12, the closing price of the Company’s common shares on the date of the grant (the “Waterhouse VG Option Grant”). The Waterhouse VG Option Grant vests over three (3) years in equal installments. See Note F below for more information related to the Waterhouse VG Option Grant.

Note F – Stock Options and Warrants

The Company currently has three non-statutory stock option plans, the Fiscal 2000 Non-statutory Stock Option Plan (the “2000 Plan”), the Fiscal 2001 Non-statutory Stock Option Plan (the “2001 Plan”) and the 2013 Equity Compensation Plan (the “2013 Plan”).

During the three months ended June 30, 2015, the Company issued options to purchase 20,000 shares of common stock to each of its four non-employee board members as an annual stock option grant (for a total of 80,000 options), under the 2001 Plan. The Company also issued the Waterhouse VG Option Grant. During the three months ended June 30, 2014, the Company issued options to purchase 20,000 shares of common stock to each of its four non-employee board members as an annual stock option grant (for a total of 80,000 options), under the 2001 Plan.

Stock option activity for the six months ended June 30, 2015 and the six months ended June 30, 2014 is summarized as follows (the figures contained within the tables below have been rounded to the nearest thousand):

	Six months ended June 30, 2015			Six months ended June 30, 2014
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of June 30, 2015	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of June 30, 2014
Options outstanding at beginning of period	1,295,000	$0.23		3,316,000	$0.43
Granted	340,000	$0.12		80,000	$0.12
Exercised	0	NA		0	NA
Cancelled/expired	(88,000)	$0.95		(817,000)	$1.07
Options outstanding at end of period	1,547,000	$0.19	$9,000	2,579,000	$0.23	$9,000

Options exercisable at end of period	1,105,000	$0.22		2,197,000	$0.24

The following table summarizes weighted-average assumptions using the Black-Scholes option-pricing model used on the date of the grants issued during the six months ended June 30, 2015 and the six months ended June 30, 2014:

	Six months ended
	2015	2014
Volatility	63% - 64%	73%
Expected term (years)	10	10
Risk-free interest rate	1.92% - 2.33%	2.64%
Dividend yield	0%	0%

The Company recognized $18,000 in share based payment expense in the six months ended June 30, 2015, and $19,000 in share based payment expense in the six months ended June 30, 2014. The Company recognized $8,000 in share based payment expense in the three months ended June 30, 2015, and $12,000 in share based payment expense in the three months ended June 30, 2014. As of June 30, 2015, there was approximately $49,000 of total unrecognized compensation expense related to vested, and non-vested stock options. This cost is expected to be recognized over a period ranging from 2 to 35 months.

Warrants

Warrant activity for the six months ended June 30, 2015 and the six months ended June 30, 2014 is summarized as follows (the figures contained within the tables below have been rounded to the nearest thousand):

	Six months ended June 30, 2015			Six months ended June 30, 2014
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of March 31, 2015	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of March 31, 2014
Warrants outstanding at beginning of period	3,303,000	$0.17		3,224,000	$0.17
Granted	0	NA		0	NA
Exercised	0	NA		0	NA
Cancelled/expired	0	NA		0	NA
Warrants outstanding at end of period	3,303,000	$0.17	$0	3,224,000	$0.17	$0

Warrants exercisable at end of period	3,303,000	$0.17		3,224,000	$0.17

The Company recognized $100,000 and $20,000 in debt issuance and deferred finance costs related to the issuance of the above warrants outstanding in the six months ended June 30, 2015 and June 30, 2014, respectively. The Company recognized $75,000 and $8,000 in debt issuance and deferred finance costs related to the issuance of the above warrants outstanding in the three months ended June 30, 2015 and June 30, 2014, respectively. The increase in costs from an annual comparison perspective is related to the accelerated amortization of the expense due to the early termination of the Imperium Line of Credit. As of June 30, 2015, there is $0 in total unrecognized expense associated with the issuance of the above warrants outstanding.

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

Overview/Plan of Operations

Sales in the six and three months ended June 30, 2015 decreased when compared to the three and six months ended June 30, 2014. During the six months ended June 30, 2015, we recorded an operating loss of $82,000 and a net loss of $128,000; this compares to an operating profit of $85,000 and a net loss of $32,000 in the six months ended June 30, 2014. During the three months ended June 30, 2015, we recorded an operating loss of $31,000 and a net loss of $83,000; this compares to operating income of $23,000 and a net loss of $41,000 in the three months ended June 30, 2014. We had cash provided by operating activities of $91,000 and $213,000 for the six months ended June 30, 2015 and June 30, 2014, respectively.

In the fourth quarter of 2014, we partially consolidated some of our manufacturing operations. More specifically, we closed down 2 of the 3 units we were leasing in Logan Township, New Jersey and we moved certain manufacturing operations up to our (owned) facility in Kinderhook, New York. The manufacturing operations moved are consistent with operations already occurring in the New York facility. The 1 remaining unit in New Jersey continues to house bulk strip manufacturing and research and development. The cost of the partial consolidation was approximately $92,000 and most of this expense was incurred in the fourth quarter of 2014. We began to see savings (in site costs, shipping, etc) on January 1, 2015. We expect to see a 100% return on this investment by the end of the year ending December 31, 2015. The six months ended June 30, 2015 does include increased manufacturing efficiency resulting in better profit margins, as a result of this partial consolidation.

We continuously examine all expenses in efforts to achieve profitability (if sales levels improve) or to minimize losses going forward (if sales continue to decline). The salary and commission deferral program, (started in August 2013) continued through throughout the six months ended June 30, 2015. The deferral program consists of a 20% salary deferral for our executive officer (Melissa Waterhouse), and our non-executive VP Operations, as well as a 20% commission deferral for a sales consultant, and a 50% commission deferral of employee commissions. As of June 30, 2015, we have deferred salary compensation owed of $40,000 and deferred commision owed of $90,000. Over the course of the program, we have repaid portions of the deferred salaries and commissions (with payments totaling $77,000 in the six months ended June 30, 2015, and $24,000 in the six months ended June 30, 2014). As cash flow from operations allows, we intend to continue to make paybacks, however the deferral program is continuing and we expect it will continue for up to another 12 months.

And finally, as part of our debt restructuring initiatives, in the six months ended June 30, 2015, we refinanced substantially all of our existing debt in efforts to decrease our interest costs and increase cash flow. In March 2015, we entered into a $1,200,000 Loan and Security Agreement with Cherokee Financial, LLC (the “Cherokee LSA”). The Cherokee LSA refinanced our Series A Debenture, CAM Bridge Loan and our Mortgage Consolidation Loan with First Niagara Bank. The interest rate on the Cherokee loan facility is 8% with a 1% oversight fee while the interest rate on the Series A Debentures and CAM Bridge Loan was 15%, and the interest rate on the Fist Niagara loan was 8.25%. In June 2015, we entered into a n up to $1,500,000 Loan and Security Agreement with Crestmark Bank that refinanced our line of credit with Imperium. The annual all-in rate (including interest and fees) on the Crestmark Line of Credit is currently 9.35% (the interest rate component is variable based on WSJ prime). The Imperium line of credit annual all-in rate was 12%.

General and Administrative expense in the three and six months ended June 30, 2015 does include increased debt issuance costs and deferred finance costs as a results of accelerated amortization of costs associated with the Imperium Line of Credit. Since the Imperium Line of Credit was terminated early, we were required to record all of the expense (approximately $69,000) in the three months ended June 30, 2015 that was originally going to be amortized until January 2016.

We continue to believe that new products and our ability to sell those markets in new markets will be the primary growth driver in 2015 and beyond. To that end, in the fourth quarter of 2014, we filed an application with the U.S. Food and Drug Administration to receive a marketing clearance that will enable us to sell our urine-based, all-inclusive drug test to the clinical (specifically the CLIA-waived market) and possibly consumer market. In early 2015, we also began development on a new assay that is now nearly complete and barring any unexpected issues; product launch is expected later in 2015. We also have a number of new assays planned in research and development. We remain focused on selling our point of collection drugs of abuse tests, and growing our business through direct sales and select distributors. We are also making efforts to identify and secure new contract work and possible diversification alternatives.

RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JUNE 30, 2015

COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2014

Net Sales: Net sales in the six months ended June 30, 2015 declined 15.2% when compared to net sale in the six months ended June 30, 2014. Government sales declined in the six months ended June 30, 2015 when compared to the six months ended June 30, 2014 primarily due to the loss of two state contracts (both of which switched to using a product manufactured outside of the United States. In addition, contract-manufacturing sales declined as a result of an inventory surplus at one of our contract-manufacturing customers. The surplus has been used contract-manufacturing levels have returned to a level more in line with historical sales. While we have had periods in which government sales improve, price competition with foreign manufacturers remains. Early indications are that our urine-based, all-inclusive drug test (launched in the early part of the six months ended June 30, 2015) is allowing us to be more cost competitive in this market. National account (U.S.) sales improved when comparing the two periods.

International sales were also down in the six months ended June 30, 2015 when compared to the six months ended June 30, 2014. Deceased sales in other parts of the world were offset by an increase in sales in Latin America in the six months ended June 30, 2015 when compared to the six months ended June 30, 2014.

COST OF GOODS SOLD/GROSS PROFIT: Cost of goods decreased to 52.6% of net sales in the six months ended June 30, 2015 from 56.7% of net sales in the six months ended June 30, 2014. Gross profit increased to 47.3% of net sales in the six months ended June 30, 2015 from 43.3% of net sales in the six months ended June 30, 2014. Expense reductions made, and the partial consolidation of manufacturing operations have enabled us to somewhat overcome the continued price pressures in our markets, resulting in increased gross profit from sales. We continuously monitor manufacturing and inventory levels to ensure they are appropriate to meet current and anticipated sales demands.

OPERATING EXPENSES: Operating expenses increased by 6.2% in the six months ended June 30, 2015 (when compared to the six months ended June 30, 2014). This is the first time in several quarters that operating expenses have increased. Increased selling and marketing and general administrative expenses were partially offset by a decrease in research and development expenses. More specifically:

Research and Development (“R&D”) expense

R&D expense decreased 12.1% when comparing the six months ended June 30, 2015 with the six months ended June 30, 2014. Decreases in utility costs (as a result of the consolidation of our New Jersey facility) and supplies were partially offset by an increase in FDA compliance costs. The increase in FDA compliance costs stems from actions we have been taking related to an FDA marketing application and new assay development. Our R&D department continues to focus their efforts on the enhancement of current products, development of new testing assays, new product platforms and exploration of contract manufacturing opportunities. In the six months ended June 30, 2015, development of a new drug assay continued. We expect to launch the new assay in the year ending December 31, 2015.

Selling and Marketing expense

Selling and marketing expense in the six months ended June 30, 2015 increased by 8.8% when compared to selling and marketing expense in the six months ended June 30, 2014. Throughout the six months ended June 30, 2015, we made investments in selling and marketing. More specifically, we hired two new regional sales managers, attended more trade shows, continued the redesign of marketing materials and purchased new trade show equipment. These investments resulted in increases to salaries, employee benefits, travel and auto expense, telephone expense, advertising expense and trade show expense. These increases were partially offset by decreased commissions, postage and marketing consulting fees. We expect to make additional investments in selling and marketing throughout the year ending December 31, 2015. Our direct sales force continues to focus their selling efforts in our target markets, which include, but are not limited to, Workplace and Government, as well as focusing on the physician and pain management clinic market with our CLIA waived Rapid TOX product line, and focusing on the forensic and international markets for our OralStat® product.

General and Administrative (“G&A” expense)

G&A expense for the six months ended June 30, 2015 increased 1.1% when compared to the six months ended June 30, 2014. Increases in consulting fees, broker, legal fees and other fees associated with debt refinancing in the six months ended June 30, 2015, outside service fees (associated with our ISO recertification audit) and repairs and maintenance were partially offset by decreased investor relations costs, rental expense, patent and licenses, utilities and bank service fees. Share based payment expense was $18,000 in the six months ended June 30, 2015 compared to $19,000 in the six months ended June 30, 2014.

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JUNE 30, 2015

COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2014

Net Sales: Net sales in the three months ended June 30, 2015 declined 2.4% when compared to net sales in the three months ended June 30, 2014. Government sales in the three months ended June 30, 2015 were still impacted by the loss of two state contracts (both of which switched to using a product manufactured outside of the United States). In addition, due to budget constraints, one of our government accounts started to use our all-inclusive urine cup when they previously were using a more expensive ABMC product line so, while the amount of product being purchased has not changed, the revenues received from this account have somewhat declined. These declines were nearly offset by an increase in contract manufacturing and international sales. The increase in contract manufacturing is due to the fact that purchases by one of our customers are back in line with historical levels after an inventory surplus issue. For international sales, European sales increased while sales to Latin America where basically unchanged. National accounts (domestic U.S.) were also basically unchanged.

COST OF GOODS SOLD/GROSS PROFIT: Cost of goods decreased to 51.9% of net sales in the three months ended June 30, 2015 from 56.4% of net sales in the three months ended June 30, 2014. Gross profit increased to 48.1% of net sales in the three months ended June 30, 2015 from 43.7% of net sales in the three months ended June 30, 2014. While price pressures from foreign manufacturers and overall market conditions continue to impact sales margins, expense reductions made, and the partial consolidation of our manufacturing operations, have enabled us to somewhat overcome these issues and become more profitable from a manufacturing perspective. Production personnel levels, product manufacturing levels and inventory are continuously monitored to ensure they are adequate to meet current and anticipated sales demands.

OPERATING EXPENSES: Operating expenses increased 14.6% in the three months ended June 30, 2015, compared to the three months ended June 30, 2014. This is the first time in several quarters that operating expenses have increased. Increased expenses were recognized in all divisions. More specifically:

Research and Development (“R&D”) expense

R&D expense increased 13.3% when comparing the three months ended June 30, 2015 with the three months ended June 30, 2014. An increase in FDA compliance costs related to actions we are taking related to an FDA marketing application and new assay development were partially offset by a decrease in utility costs (as a result of the consolidation of our New Jersey facility). Our R&D department continues to focus their efforts on the enhancement of current products, development of new testing assays, new product platforms and exploration of contract manufacturing opportunities. In the three months ended June 30, 2015, development of a new drug assay continued. We expect to launch the new assay in the year ending December 31, 2015.

Selling and Marketing expense

Selling and marketing expense in the three months ended June 30, 2015 increased 15.7% when compared to the three months ended June 30, 2014. Starting in early 2015, we began to make investments in selling and marketing and those investments impacted expenses in the three months ended June 30, 2015. More specifically, we hired two new regional sales managers, attended more trade shows, continued the redesign of marketing materials and purchased new trade show equipment. These investments resulted in increases salaries, employee benefits, travel expense, and auto expense. These increases were partially offset by a decline in postage expense and marketing consulting fees. We expect to continue to make appropriate investments in selling and marketing throughout the year ending December 31, 2015. Our direct sales force continues to focus their selling efforts in our target markets, which include, but are not limited to, Workplace and Government, as well as focusing on the physician and pain management clinic market with our CLIA waived Rapid TOX product line, and focusing on the forensic and international markets for our OralStat product.

General and Administrative (“G&A” expense)

G&A expense for the three months ended June 30, 2015 increased 14.0% when compared to the three months ended June 30, 2014. Increased consulting fees, broker, legal fees and other fees associated with debt refinancing in the three months ended June 30, 2015, insurance costs, outside service fees (associated with our ISO recertification audit) and repairs and maintenance were partially offset by decreased investor relations costs, rental expense and bank service fees. Share based payment expense was $8,000 in the three months ended June 30, 2015 compared to $11,000 in the three months ended June 30, 2014.

Liquidity and Capital Resources as of June 30, 2015

Our cash requirements depend on numerous factors, including but not limited to manufacturing costs (such as raw materials, equipment, etc.), selling and marketing initiatives, product development activities, and effective management of inventory levels and production levels in response to sales forecasts. We expect to devote capital resources to continue selling and marketing initiatives and product development/research and development activities. We will examine other growth opportunities including strategic alliances and expect such activities will be funded from existing cash and cash equivalents, issuance of additional equity or additional borrowings, subject to market and other conditions. Our financial statements for the year ended December 31, 2014 were prepared assuming we will continue as a going concern. Although our financial condition has improved when comparing the six months ended June 30, 2015 with the six months ended June 30, 2014, our current cash balances, together with cash generated from future operations and amounts available under our credit facilities may not be sufficient to fund operations for the next twelve months. If cash generated from operations is not sufficient to satisfy our working capital and capital expenditure requirements, we will be required to sell additional equity or obtain additional credit facilities. There is no assurance that such financing will be available or that we will be able to complete financing on satisfactory terms, if at all.

As of June 30, 2015, we had the following debt/credit facilities:

Facility	Debtor	Balance as of June 30, 2015
Loan and Security Agreement	Cherokee Financial, LLC	$1,200,000
Revolving Line of Credit	Crestmark Bank	$1,072,000

Working Capital

Our working capital increased $736,000 at June 30, 2015 when compared to working capital at December 31, 2014 primarily as a result of an increase in cash and inventory and a decrease in the current portion of our long-term debt (as a result of our refinancing completed in March 2015). We have historically satisfied net working capital requirements through cash from operations and bank debt.

Dividends

We have never paid any dividends on our common shares and anticipate that all future earnings, if any, will be retained for use in our business, and therefore, we do not anticipate paying any cash dividends.

Cash Flows

Cash provided by operating activities is largely comprised of the net loss of $128,000 for the six months ended June 30, 2015, an increase of $144,000 in inventory and an increase in accounts payable. The increase in inventory stems primarily from new components related to the Company’s all-inclusive drug test cup launched in early 2015 and increased inventory of standard product configurations in anticipation of expected sales.

Net cash used in investing activities in the six months ended June 30, 2015 and in the six months ended June 30, 2014 was for the purchase of property, plant and equipment and patent application costs.

Net cash used in financing activities in the six months ended June 30, 2015 consisted of proceeds from our refinancing offset by debt payments, deferred finance costs and net proceeds from our lines of credit. Net cash used in financing activities in the six months ended June 30, 2015 consisted of payments on debt financing and payments on our line of credit, offset by proceeds from our line of credit.

At June 30, 2015, we had cash and cash equivalents of $433,000.

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

Our ability to repay our current debt will depend primarily upon our future operating performance, which may be affected by general economic, financial, competitive, regulatory, business and other factors beyond our control, including those discussed herein. In addition, we cannot assure you that future borrowings or equity financing will be available for the payment of any indebtedness we may have.

Our failure to comply with the covenants under our revolving credit facility could result in an event of default, which, if not cured or waived, could result in the Company being required to pay higher costs associated with the indebtedness. If we are forced to refinance our debt on less favorable terms, our results of operations and financial condition could be adversely affected by increased costs and rates. We may also be forced to pursue one or more alternative strategies, such as restructuring, selling assets, reducing or delaying capital expenditures or seeking additional equity capital. There can be no assurances that any of these strategies could be effected on satisfactory terms, if at all.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1/31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer/Principal Financial Officer

32.1/32.2	Certification of the Chief Executive Officer/Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheet, (ii) Condensed Statements of Income (iii) Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN BIO MEDICA CORPORATION
(Registrant)

By: /s/ Melissa A. Waterhouse
Melissa A. Waterhouse
Chief Executive Officer (Principal Executive Officer)
Principal Financial Officer
Principal Accounting Officer

Dated: August 14, 2015

