Form 10-Q
period 2015-09-30
AMERICAN BIO MEDICA CORP
filed 2015-11-16
CIK 896747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

26,032,930 Common Shares as of November 13, 2015

American Bio Medica Corporation

Index to Quarterly Report on Form 10-Q

For the quarter ended September 30, 2015

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

American Bio Medica Corporation
Condensed Balance Sheets

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$224,000	$352,000
Accounts receivable, net of allowance for doubtful accounts of $46,000 at September 30, 2015, and $47,000 at December 31, 2014	802,000	814,000
Inventory, net of allowance of $387,000 at September 30, 2015 and $324,000 at December 31, 2014	1,848,000	1,722,000
Current portion of deferred financing	0	43,000
Prepaid expenses and other current assets	80,000	85,000
Total current assets	2,954,000	3,016,000

Property, plant and equipment, net	923,000	983,000
Patents	69,000	65,000
Other assets	14,000	14,000
Deferred finance costs	256,000	0
Total assets	$4,216,000	$4,078,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$429,000	$410,000
Accrued expenses and other current liabilities	211,000	192,000
Wages payable	287,000	264,000
Line of credit, net	931,000	979,000
Current portion of long-term debt, net	75,000	858,000
Total current liabilities	1,933,000	2,703,000

Other liabilities	68,000	68,000
Related party note	124,000	124,000
Long-term debt	934,000	213,000
Total liabilities	3,059,000	3,108,000

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity:
Preferred stock; par value $.01 per share; 5,000,000 shares authorized, 0 issued and outstanding at September 30, 2015 and December 31, 2014
Common stock; par value $.01 per share; 50,000,000 shares authorized; 26,032,930 issued and outstanding at September 30, 2015 and 23,648,315 issued and outstanding at December 31, 2014	260,000	236,000
Additional paid-in capital	20,649,000	20,356,000
Accumulated deficit	(19,752,000)	(19,622,000)

Total stockholders’ equity	1,157,000	970,000

Total liabilities and stockholders’ equity	$4,216,000	$4,078,000

The accompanying notes are an integral part of the condensed financial statements

American Bio Medica Corporation

Condensed Statements of Operations

(Unaudited)

	For The Nine Months Ended
	September 30,
	2015	2014

Net sales	$4,860,000	$5,604,000

Cost of goods sold	2,543,000	3,213,000

Gross profit	2,317,000	2,391,000

Operating expenses:
Research and development	125,000	183,000
Selling and marketing	899,000	839,000
General and administrative	1,332,000	1,408,000
	2,356,000	2,430,000

Operating loss	(39,000)	(39,000)

Other income / (expense):
Other income, net	72,000	16,000
Interest income	(1,000)	0
Interest expense	(162,000)	(187,000)
Loss on disposition of assets, net	0	(41,000)
	(91,000)	(212,000)

Loss before tax	(130,000)	(251,000)

Income tax benefit / (expense)	0	(1,000)

Net loss	$(130,000)	$(252,000)

Basic and diluted loss per common share	$(0.01)	$(0.01)

Weighted average number of shares outstanding – basic and diluted	25,557,021	23,268,792

The accompanying notes are an integral part of the condensed financial statements

American Bio Medica Corporation

Condensed Statements of Operations

(Unaudited)

	For The Three Months Ended
	September 30,
	2015	2014

Net sales	$1,590,000	$1,750,000

Cost of goods sold	823,000	1,027,000

Gross profit	767,000	723,000

Operating expenses:
Research and development	45,000	92,000
Selling and marketing	291,000	280,000
General and administrative	388,000	475,000
	724,000	847,000

Operating income / (loss)	43,000	(124,000)

Other income / (expense):
Other income, net	0	15,000
Interest income	0	(1,000)
Interest expense	(45,000)	(60,000)
Loss on disposition of assets, net	0	(41,000)
	(45,000)	(87,000)

Loss before tax	(2,000)	(211,000)

Income tax benefit	0	0

Net loss	$(2,000)	$(211,000)

Basic and diluted loss per common share	$(0.00)	$(0.01)

Weighted average number of shares outstanding – basic and diluted	26,032,930	23,466,785

The accompanying notes are an integral part of the condensed financial statements

American Bio Medica Corporation

Condensed Statements of Cash Flows

(Unaudited)

	For The Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(130,000)	$(252,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	70,000	85,000
Loss on disposal of fixed assets	0	41,000
Amortization of debt issuance costs	187,000	216,000
Provision for bad debts	(1,000)	(12,000)
Provision for slow moving and obsolete inventory	63,000	30,000
Share-based payment expense	27,000	30,000
Changes in:
Accounts receivable	13,000	105,000
Inventory	(189,000)	189,000
Prepaid expenses and other current assets	5,000	3,000
Accounts payable	19,000	(87,000)
Accrued expenses and other current liabilities	18,000	(191,000)
Wages payable	23,000	47,000

Net cash provided by operating activities	105,000	204,000

Cash flows from investing activities:
Proceeds from sale of equipment	0	10,000
Purchase of property, plant and equipment	(10,000)	(21,000)
Patent application costs	(4,000)	(11,000)
Net cash used in investing activities	(14,000)	(22,000)

Cash flows from financing activities:
Proceeds from / (Payments on) debt financing	130,000	(183,000)
Deferred finance costs	(205,000)	(7,000)
Proceeds from lines of credit	5,090,000	5,082,000
Payments on lines of credit	(5,234,000)	(5,287,000)
Net cash used in financing activities	(219,000)	(395,000)

Net decrease in cash and cash equivalents	(128,000)	(213,000)
Cash and cash equivalents - beginning of period	352,000	646,000

Cash and cash equivalents - end of period	$224,000	$433,000

Supplemental disclosures of cash flow information
Cash paid during period for interest	$176,000	$186,000

The accompanying notes are an integral part of the condensed financial statements

AMERICAN BIO MEDICA CORPORATION

Notes to condensed financial statements (unaudited)

September 30, 2015

Note A - Basis of Reporting

The accompanying unaudited interim condensed financial statements of American Bio Medica Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. Accordingly, these unaudited interim condensed financial statements do not include all information and footnotes required by U.S. GAAP for complete financial statement presentation. These unaudited interim condensed financial statements should be read in conjunction with the Company’s audited condensed financial statements and related notes contained in its Annual Report on Form 10-K for the year ended December 31, 2014. In the opinion of management, the interim condensed financial statements include all normal, recurring adjustments which are considered necessary for a fair presentation of the financial position of the Company at September 30, 2015, the results of our operations for the three and nine month periods ended September 30, 2015 and September 30, 2014, and cash flows for the nine month periods ended September 30, 2015 and September 30, 2014.

Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of results that may be expected for the year ending December 31, 2015. Amounts at December 31, 2014 are derived from the Company’s audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

During the nine months ended September 30, 2015, there were no significant changes to the Company’s critical accounting policies, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

These unaudited interim financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. The Company’s independent registered public accounting firm’s report on the financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2014, contained an explanatory paragraph regarding the Company’s ability to continue as a going concern. As of the date of this report, the Company’s current cash balances, together with cash generated from future operations and amounts available under current credit facilities may not be sufficient to fund operations for the next 12 months if sales levels do not improve. If cash generated from operations is not sufficient to satisfy our working capital and capital expenditure requirements, the Company will be required to sell additional equity or obtain additional credit facilities. There is no assurance that such financing will be available or that the Company will be able to complete financing on satisfactory terms, if at all.

Recent Accounting Standards

Certain reclassifications have been made to the prior period to confirm to the presentation of the current period.

AMERICAN BIO MEDICA CORPORATION

In August 2015, FASB issued Accounting Standards Update (“ASU”) No 2015-14, “Revenue from Contracts with Customers”. This update defers the effective dates of ASU No. 2014-09 (originally issued in June 2014) for public business entities by one year, or until annual reporting periods beginning after December 15, 2017, including interim reporting periods within the reporting period. ASU No. 2014-09 gives entities a single comprehensive model to use in reporting information about the amount and timing of revenue resulting from contracts to provide goods or services to customers. The proposed ASU, which would apply to any entity that enters into contracts to provide goods or services, would supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, the update would supersede some cost guidance included in Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts. The update removes inconsistencies and weaknesses in revenue requirements and provides a more robust framework for addressing revenue issues and more useful information to users of financial statements through improved disclosure requirements. In addition, the update improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The Company is continuing to review the provisions of this ASU to determine if there will be any impact on its results of operations, cash flows or financial condition.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

Note B – Inventory

Inventory is comprised of the following:

	September 30, 2015	December 31, 2014

Raw Materials	$1,122,000	$1,136,000
Work In Process	449,000	390,000
Finished Goods	664,000	520,000
Allowance for slow moving and obsolete inventory	(387,000)	(324,000)
	$1,848,000	$1,722,000

Note C – Net Loss Per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted average number of outstanding common shares during the period. Diluted net loss per common share includes the weighted average dilutive effect of stock options and warrants. Potential common shares outstanding as of September 30, 2015 and 2014:

	September 30, 2015	September 30, 2014
Warrants	2,385,000	3,303,000
Options	1,435,000	2,558,000

The number of securities not included in the diluted net loss per common share for the three and nine months ended September 30, 2015 and the three and nine months ended September 30, 2014 (because the effect would have been anti-dilutive) was 3,820,000 and 5,861,000, respectively.

Note D – Litigation

From time to time, the Company is named in legal proceedings in connection with matters that arise during the normal course of business. While the ultimate result of any such litigation cannot be predicted, if the Company is unsuccessful in defending any such litigation, the resulting financial losses could have an adverse effect on the financial position, results of operations and cash flows of the Company. The Company is not aware of any significant litigation loss contingencies for which management believes it is both probable that a liability has been incurred and that the amount of the loss can be reasonably estimated.

AMERICAN BIO MEDICA CORPORATION

Note E – Line of Credit and Debt

The Company’s Line of Credit and Debt consisted of the following as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Loan and Security Agreement with Cherokee Financial, LLC(1): 5 year note at an annual interest rate of 8% plus a 1% annual oversight fee, interest only and oversight fee paid quarterly with first payment being due on May 15, 2015, annual principal reduction payment of $75,000 due each year on the anniversary of the closing date with a final balloon payment being due on March 26, 2020. Loan is collateralized by a first security interest in building, land and property.	$1,200,000	$0
Crestmark Line of Credit(2): 3 year line of credit with interest payable at a variable rate based on WSJ Prime plus 2% with a floor or 5.25%; loan fee of 0.5% annually & monthly maintenance fee of 0.3% on actual loan balance from prior month. Early term fee of 3% if terminated in year 1 and 2% if terminated in year 2 or after (and prior to natural expiration). Loan is collateralized by first security interest in receivable and inventory.	931,000	0
First Niagara(3): Mortgage payable in equal monthly installments of $13,199 including interest at 8.25% until May 1, 2017 (“Maturity”), collateralized by the building, land and personal property(1)	0	348,000

Debenture financing(4): $523,000 in principal amount of Series A Debentures; interest at 15% per annum from August 1, 2013 through January 31, 2015, payable quarterly; maturity date of February 1, 2015(2).	0	523,000
Bridge Loan with Cantone Asset Management, LLC(4): Interest rate of 15% payable upon loan maturity; maturity date of February 1, 2015(3).	0	200,000

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

	0	1,076,000

	2,131,000	2,147,000
Less debt discount (Cherokee Financial, LLC Loan)	(191,000)	(97,000)
Total debt	$1,940,000	$2,050,000

Current portion	$1,006,000	$1,837,000
Long-term portion	$934,000	$213,000

(1)	On March 26, 2015, the Company entered into a Loan and Security Agreement with Cherokee Financial, LLC (the “Cherokee LSA”). The purpose of the Cherokee LSA was to refinance the Series A Debentures and Cantone Asset Management LLC Bridge Loan (both of which matured on February 1, 2015) and the Mortgage Consolidation Loan with First Niagara Bank at a better interest rate.

(2)	On June 29, 2015, the Company entered into a Loan and Security Agreement with Crestmark Bank. The purpose of the Crestmark LSA was to refinance the Company’s line of credit with Imperium at a better interest rate.

AMERICAN BIO MEDICA CORPORATION

(3)	The mortgage through First Niagara Bank was satisfied in full on March 27, 2015 via a refinancing with Cherokee Financial, LLC.

(4)	The Series A Debentures and Bridge Loan with Cantone Asset Management, LLC were both satisfied in full on March 27, 2015 via a refinancing with Cherokee Financial, LLC.

(5)	On June 29, 2015, the Imperium Line of Credit was satisfied in Full via a refinancing with Crestmark Bank.

LOAN AND SECURITY AGREEMENT WITH CHEROKEE FINANCIAL, LLC.

On March 26, 2015, the Company entered into a Loan and Security Agreement with Cherokee Financial, LLC (the “Cherokee LSA”). The purpose of the Cherokee LSA was to refinance the Company’s Series A Debentures and Cantone Asset Management Bridge Loan (both of which matured on February 1, 2015), as well as the Company’s Mortgage Consolidation Loan with First Niagara Bank at a better interest rate. The loan is collateralized by a first security interest in the same assets as the First Niagara Bank loan (i.e. real estate and machinery and equipment). Under the Cherokee LSA, the Company was provided the sum of $1,200,000 in the form of a 5-year Note at an annual interest rate of 8%. The Company will make interest only payments quarterly on the Cherokee Note, with the first interest payment being due (and paid) on May 15, 2015. The Company will also make an annual principal reduction payment of $75,000 on each anniversary of the date of the closing with the first principal reduction payment being due on March 26, 2016. A final balloon payment is due on March 26, 2020. In addition to the 8% interest, the Company will pay Cherokee Financial, LLC a 1% annual fee (in cash and paid contemporaneously with payment of quarterly interest) for oversight and administration of the loan. The Company can call the Cherokee Note at anytime with no penalty; except that a 1% administration fee would be required to be paid to Cherokee Financial, LLC to close out all participations.

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

The nine months ended September 30, 2015 includes $39,000 in expense related to the Cherokee LSA, and the nine months ended September 30, 2014 includes $0 in expense. The three months ended September 30, 2015 includes $17,000 in expense related to the Cherokee LSA, and the three months ended September 30, 2014 includes $0 in expense.

The Company recognized $48,000 in interest expense in the nine months ended September 30, 2015, and $0 in interest expense in the nine months ended September 30, 2014. The Company recognized $24,000 in interest expense in the three months ended September 30, 2015, and $0 in interest expense in the three months ended September 30, 2014. At September 30, 2015, the Company had $13,000 in accrued interest expense related to the Cherokee LSA.

As of September 30, 2015, the balance on the Cherokee LSA was $1,200,000.

AMERICAN BIO MEDICA CORPORATION

LINE OF CREDIT WITH CRESTMARK BANK (“CRESTMARK”)

On June 29, 2015 (the “Closing Date”), the Company entered into a three-year Loan and Security Agreement (“LSA”) with Crestmark Bank (“Crestmark”), a new Senior Lender, to refinance the Company’s Line of Credit with Imperium Commercial Finance, LLC (“Imperium”). The Crestmark Line of Credit is used for working capital and general corporate purposes.

Under the LSA, Crestmark is providing the Company with a Line of Credit of up to $1,500,000 (“Maximum Amount”) with a minimum loan balance requirement of $500,000. The Line of Credit is secured by a first security interest in the Company’s inventory, and receivables and security interest in all other assets of the Company (in accordance with permitted prior encumbrances).

The Maximum Amount is subject to an Advance Formula comprised of: 1) 90% of Eligible Accounts Receivables (excluding, receivables remaining unpaid for more than 90 days from the date of invoice and sales made to entities outside of the United States), and 2) up to 40% of eligible inventory plus up to 10% of Eligible Generic Packaging Components not to exceed the lesser of $500,000 (“Inventory Sub-Cap Limit”), or 100% of the Eligible Accounts Receivable. The Inventory Sub-Cap Limit is being reduced by $10,000 per month starting August 1, 2015 until the Inventory Sub-Cap Limit is permanently reduced to $350,000.

So long as any obligations are due to Crestmark, the Company must comply with a minimum Tangible Net Worth (“TNW”) Covenant. Under the LSA, as of June 30, 2015 and at all times thereafter, the Company must maintain a TNW of at least $1,650,000. Additionally, if a quarterly net income is reported, the TNW covenant will increase by 50% of the reported net income. If a quarterly net loss is reported, the TNW covenant will remains the same as the prior quarter’s covenant amount. TNW is defined as: Total Assets less Total Liabilities less the sum of (i) the aggregate amount of non-trade receivables, (ii) prepaid expenses, (iii) deposits, (iv) net lease hold improvements, (v) goodwill and (vi) any other intangible asset, plus Subordinated Debt. For purposes of the TNW covenant calculation, the Company’s Mortgage with Cherokee Financial LLC is considered to be subordinated debt given Crestmark’s first security interest in inventory and receivables is not affected by Cherokee Financial LLC’s security interest in other Company assets.

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

In addition to the Loan Fee paid to Crestmark on the Closing Date, the Company had to pay a Success Fee (i.e. early termination fee) to Imperium in the amount of $50,000 on the Closing Date, and a Broker’s Fee of 5%, or $75,000, to Landmark Pegasus Inc. Prior to the Closing, the Company paid $12,000 in due diligence fees to Crestmark. The Company also incurred $3,000 of its own legal costs related to the Crestmark Line of Credit. These expenses are all being amortized over the term of the Crestmark Line of Credit, or three years. The Company recognized $6,000 of these costs in the three months ended September 30, 2015, and $8,000 of these costs in the nine months ended September 30, 2015. The Company recognized $0 of costs in the three and nine months ended September 30, 2014.

AMERICAN BIO MEDICA CORPORATION

The Company recognized $21,000 in interest expense related to the Crestmark Line of Credit in the nine months ended September 30, 2015, and $0 in interest expense in the nine months ended September 30, 2014. The Company recognized $21,000 in interest expense related to the Crestmark Line of Credit in the three months ended September 30, 2015, and $0 in interest expense in the three months ended September 30, 2014. Given the nature of the administration of the Crestmark Line of Credit, at September 30, 2015, the Company had $0 in accrued interest expense related to the Crestmark Line of Credit.

As of September 30, 2015, the balance on the Crestmark Line of Credit was $931,000.

FIRST NIAGARA: MORTGAGE CONSOLIDATION LOAN

On April 28, 2014, the Company entered into a Third Amendment to the Loan Agreement (the “Third Mortgage Consolidation Loan Amendment”) with First Niagara Bank. The Mortgage Consolidation Loan continued to be secured by the Company’s facility in Kinderhook, New York as well as various pieces of machinery and equipment. Under the Third Mortgage Consolidation Loan Amendment, the Mortgage Consolidation Loan was recast into a 3-year fully amortizing note through May 1, 2017. The interest rate of the amended facility was decreased from 9.25% to 8.25%, and the monthly payment was reduced from $14,115 to $13,199. The Company was required to pay First Niagara a renewal fee of 1% of the principal balance as of April 1, 2014, or $4,200. No principal reduction payment was required. All other terms of the Mortgage Consolidation Loan remained unchanged, including compliance with a covenant. The Mortgage Consolidation Loan was satisfied in full on March 27, 2015 via a refinancing with Cherokee Financial, LLC.

Interest expense recognized was $5,000 in the nine months ended June 30, 2015, and $24,000 in the nine months ended September 30, 2014. Interest expense recognized was $0 in the three months ended September 30, 2015, and $8,000 in the three months ended September 30, 2014. The balance on the Mortgage Consolidation Loan was $0 at September 30, 2015 and $348,000 at December 31, 2014, respectively.

DEBENTURE FINANCING/BRIDGE LOAN

In August 2008, the Company completed an offering of Series A Debentures (“Series A Debentures”) and received gross proceeds of $750,000. The Series A Debentures’ original interest rate was 8% and the original maturity date was August 1, 2012. In 2012, $645,000 in Series A Debentures were extended to August 2013 at an increased interest rate of 15%. In 2013, $634,500 in Series A Debentures were extended to August 2014 at the same interest rate of 15%. Throughout the extensions indicated previously, certain holders did not wish to extend their investment. Given this, the Company entered into bridge loans with Cantone Asset Management, LLC (CAM), one for $150,000 in 2012 and another for $200,000 in 2013. Both bridge loans were at an interest rate of 15% (however, the interest on the 2013 bridge loan was paid in advance in the form of 300,000 restricted common shares of ABMC stock). The Company incurred $87,000 in costs related to the 2013 debenture extension, as well as $76,000 in expense related to warrants issued to debenture holder who extended for another 12 months. The Company amortized $0 in costs and warrant expense in the nine months ended September 30, 2015, and $65,000 in costs and $44,000 in warrant expense in the nine months ended September 30, 2014. The Company amortized $0 in costs and warrant expense in the three months ended September 30, 2015, and $21,000 in costs and $3,000 in warrant expense in the three months ended September 30, 2014. As of September 30, 2015, there was $0 in unrecognized costs and warrant expense with 0 months remaining.

On February 7, 2014, the Company paid $91,000 to certain Debenture Holders; bringing the balance due to Debenture Holders to $543,000. The Series A Debentures and the 2013 bridge loan matured on August 1, 2014 and the Company was unable to pay back the Series A Debentures principal of $543,000 and/or the $200,000 related to the 2013 Bridge Loan (together the “Debenture Debt”). The Company was however able to continue to make interest payments on the Debenture Debt. All but one of the 27 Series A Debenture holders agreed to forbear from exercising remedies of default related to the non-payment of principal until February 1, 2015. The Company repaid the principal of $20,000 to this one Series A Debenture holder bringing the balance on the Debentures to $523,000. The maturity of the 2013 bridge loan was also extended to February 1, 2015.

AMERICAN BIO MEDICA CORPORATION

Throughout the course of the debenture financings, the Company utilized Cantone Research, Inc (“CRI”) as the placement agent and also used CRI’s assistance in obtaining forbearance agreements from debenture holders. CRI received placement agent fees, expense allowance fees and other fees for these services and these fees were recognized throughout 2008 and 2013. The last fee (in 2014; for assisting the Company in obtaining forbearance agreements from the holders) was 2% of the forbearing amount and was paid with $7,000 in cash and 1% in 58,575 restricted shares of the Company’s common stock. A stock price of $0.12 per share was used to determine the number of restricted shares to be issued to CRI. The Company also reimbursed CRI’s legal fees of $1,000. The Company amortized these costs (totaling $15,000) over the course of the forbearance period, or over 6 months. The Company recognized $0 in expense in the nine months ended September 30, 2015, and $85,000 in expense in the nine months ended September 30, 2014. The Company recognized $0 in expense in the three months ended September 30, 2015, and $28,000 in expense in the 3 months ended September 30, 2014. As of September 30, 2015, there is $0 in unrecognized expense with 0 month remaining.

The Company recognized $22,000 in interest expense in the nine months ended September 30, 2015, and $85,000 in interest expense in the nine months ended September 30, 2014. The Company recognized $0 in interest expense in the three months ended September 30, 2015, and $28,000 in interest expense in the three months ended September 30, 2015. The Company had $0 in accrued interest expense at September 30, 2015. As of September 30, 2015, the balance on the Debenture Debt is $0.

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

Under the LSA, so long as any obligations were due to Imperium, the Company was required to maintain certain minimum EBITDA (Earnings Before Interest, Taxes Depreciation and Amortization) requirements. The Company did not comply with this covenant starting in the First Quarter of 2013. The Company received a waiver from Imperium for the three months ended March 31, 2013 (for which the Company paid a fee of $10,000). No further formal waivers were issued, but no notice of default was received either.

The Company incurred $435,000 in costs related to the Imperium Line of Credit, and these costs were being amortized over the term of the facility (3 years). On June 29, 2015, all indebtedness due to Imperium was paid in full and Imperium’s security in the Company’s assets was terminated. The Company was required to pay fee of $50,000 to Imperium in the form of an early termination fee.

The Company recognized $137,000 in costs in the nine months ended September 30, 2015 (of which $69,000 was accelerated costs due to the early termination of the line of credit), and $103,000 in costs in the nine months ended September 30, 2014. The three months ended September 30, 2015 included $0 in costs and the three months ended September 30, 2014 included $34,000 in costs.

The Company incurred $39,000 in interest expense in the nine months ended September 30, 2015, and $76,000 in interest expense in the nine months ended September 20, 2014. The Company incurred $0 in interest expense in the 3 months ended September 30, 2015, and $25,000 in interest expense in the three months ended September 30, 2014. As of September 30, 2015, the Company had $0 in accrued interest related to the Imperium Line of Credit, and the balance of the Imperium Line of Credit was $0.

Note F - Stock Options / Warrant Grants

Stock Options

The Company currently has three non-statutory stock option plans, the Fiscal 2000 Non-statutory Stock Option Plan (the “2000 Plan”), the Fiscal 2001 Non-statutory Stock Option Plan (the “2001 Plan”) and the 2013 Equity Compensation Plan (the “2013 Plan”).

AMERICAN BIO MEDICA CORPORATION

During the nine months ended September 30, 2015, the Company issued options (all under the 2001 Plan) to purchase 90,000 shares of common stock to its board members and an option to purchase 250,000 common shares to stock to the Company’s CEO Melissa Waterhouse as compensation for her execution of a Validity Guarantee (“VG”) required under the Crestmark Line of Credit. All options were issued with an exercise price based on the closing price of the Company’s common shares on the date of grant. The Board member options vest 100% on the 1-year anniversary of the date of the grant and the Waterhouse VG stock option vests over the terms of the Crestmark Line of Credit, or over 3 years. During the nine months ended September 30, 2014, the Company issued options to purchase 80,000 shares of common stock to employees and directors under the 2001 Plan.

During the three months ended September 30, 2015, the Company issued 0 stock options. During the three months ended September 30, 2014, the Company issued 0 stock options.

Stock option activity for the nine months ended September 30, 2015, and the nine months ended September 30, 2014 is summarized as follows:

Nine months ended September 30, 2015				Nine months ended September 30, 2014
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of September 30, 2015	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of September 30, 2014
Options outstanding at beginning of period	1,295,000	$0.27		3,316,000	$0.69
Granted	340,000	$0.12		80,000	$0.12
Exercised	0	NA		0	NA
Cancelled/expired	(200,000)	$0.90		(838,000)	$1.07
Options outstanding at end of period	1,435,000	0.14	$16,300	2,558,000	$0.22	$6,150
Options exercisable at end of period	1,027,000	$0.15		2,209,000	$0.23

The following table summarizes weighted-average assumptions using the Black-Scholes option-pricing model used on the date of the grants issued during the nine months ended September 30, 2014 and 2013:

	Nine months ended September 30,
	2015	2014
Volatility	63% - 64%	197%
Expected term (years)	10	7.5 yrs
Risk-free interest rate	1.92% - 2.33%	0.87%
Dividend yield	0%	0%

As of September 30, 2015, there was approximately $40,000 of total unrecognized compensation cost related to vested and non-vested stock options, which vest over time. That cost is expected to be recognized over a period ranging from 5 to 32 months.

Warrants

Warrant activity for the nine months ended September 30, 2015 and the nine months ended September 30, 2014 is summarized as follows:

AMERICAN BIO MEDICA CORPORATION

Nine months ended September 30, 2015				Nine months ended September 30, 2014
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of September 30, 2015	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of September 30, 2014
Warrants outstanding at beginning of period	3,303,000	$0.17		3,303,000	$0.17
Granted	0	NA		0	NA
Exercised	0	NA		0	NA
Cancelled/expired	(918,000)	$0.15		0	$0.14
Warrants outstanding at end of period	2,385,000	$0.17	$0	3,303,000	$0.17	$0

Warrants exercisable at end of period	2,385,000	$0.17		3,303,000	$0.17

The Company recognized $100,000 and $50,000 in debt issuance and deferred finance costs related to the issuance of the above warrants outstanding in the nine months ended September 30, 2015 and September 30, 2014, respectively. The Company recognized $0 and $25,000 in debt issuance and deferred finance costs related to the issuance of the above warrants outstanding in the three months ended September 30, 2015 and September 30, 2014, respectively.

The increase in costs from an annual comparison perspective is related to the accelerated amortization of the expense due to the early termination of the Imperium Line of Credit. As of September 30, 2015, there is $0 in total unrecognized expense associated with the issuance of the above warrants outstanding.

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

Overview/Plan of Operations

Sales in the nine and three months ended September 30, 2015 decreased when compared to sales in the nine and three months ended September 30, 2014. During the nine months ended September 30, 2015, we recorded an operating loss of $39,000 and a net loss of $130,000; this compares to an operating profit of $39,000 and a net loss of $212,000 in the nine months ended September 30, 2014. During the three months ended September 30, 2015, we recorded an operating profit of $43,000 and a net loss of $2,000; this compares to an operating loss of $124,000 and a net loss of $211,000 in the three months ended September 30, 2014. We had cash provided by operating activities of $105,000 and $204,000 for the nine months ended September 30, 2015 and September 30, 2014, respectively.

AMERICAN BIO MEDICA CORPORATION

In the fourth quarter of 2014, we partially consolidated some of our manufacturing operations. More specifically, we closed down 2 of the 3 units we were leasing in Logan Township, New Jersey and we moved certain manufacturing operations up to our (owned) facility in Kinderhook, New York. The manufacturing operations moved are consistent with operations already occurring in the New York facility. The 1 remaining unit in New Jersey continues to house bulk strip manufacturing and research and development. The cost of the partial consolidation was approximately $92,000 and most of this expense was incurred in the fourth quarter of 2014. We began to see savings (in site costs, shipping, etc) on January 1, 2015. We expect to see a 100% return on this investment by the end of the year ending December 31, 2015. The nine months ended September 30, 2015 includes increased manufacturing efficiency resulting in better profit margins, as a result of this partial consolidation.

We continuously examine all expenses in efforts to achieve profitability (if sales levels improve) or to minimize losses going forward (if sales continue to decline). The salary and commission deferral program, (started in August 2013) continued throughout the nine months ended September 30, 2015. The deferral program consists of a 20% salary deferral for our executive officer (Melissa Waterhouse), and our non-executive VP Operations, as well as a 20% commission deferral for a sales consultant, and a 25% commission deferral of employee commissions (the deferral of employee commissions was reduced from 50% to 25% in July 2015. As of September 30, 2015, we have deferred salary compensation owed of $50,000 and deferred commision owed of $96,000. Over the course of the program, we have repaid portions of the deferred salaries and commissions (with payments totaling $96,000 in the nine months ended September 30, 2015, and $49,000 in the nine months ended September 30, 2014). As cash flow from operations allows, we intend to continue to make paybacks, however the deferral program is continuing and we expect it will continue for up to another 12 months.

In addition, as part of our debt restructuring initiatives, in the nine months ended September 30, 2015, we refinanced substantially all of our existing debt in efforts to decrease our interest costs and increase cash flow. In March 2015, we entered into a $1,200,000 Loan and Security Agreement with Cherokee Financial, LLC (the “Cherokee LSA”). The Cherokee LSA refinanced our Series A Debentures, CAM Bridge Loan and our Mortgage Consolidation Loan with First Niagara Bank. The interest rate on the Cherokee loan facility is 8% with a 1% oversight fee while the interest rate on the Series A Debentures and CAM Bridge Loan was 15%, and the interest rate on the Fist Niagara loan was 8.25%. In June 2015, we entered into an up to $1,500,000 Loan and Security Agreement with Crestmark Bank that refinanced our line of credit with Imperium. The annual all-in rate (including interest and fees) on the Crestmark Line of Credit is currently 9.35% (the interest rate component is variable based on WSJ prime). The Imperium line of credit annual all-in rate was 12%.

General and Administrative expense in the nine months ended September 30, 2015 does include increased debt issuance costs and deferred finance costs as a results of accelerated amortization of expenses associated with the Imperium Line of Credit. Since the Imperium Line of Credit was terminated early, we were required to record all of the expense (approximately $69,000) in the second quarter of 2015 when it was originally going to be amortized until January 2016.

We continue to believe that new products and our ability to sell those markets in new markets will be the primary growth driver in 2015 and beyond. We continue to take steps to receive a marketing clearance from the U.S. Food and Drug Administration to sell an all-inclusive, urine based, drug testing cups to customers requiring a CLIA waived product. In early 2015, we also began development on a new assay that is now nearly complete and barring any unexpected issues; product launch is expected in late 2015. We also have a number of new assays planned in research and development. We remain focused on selling our point of collection drugs of abuse tests, and growing our business through direct sales and select distributors. We are also making efforts to identify and secure new contract work and possible diversification alternatives.

AMERICAN BIO MEDICA CORPORATION

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2014

NET SALES: Net sales in the nine months ended September 30, 2015 declined 13.3% when compared to net sales in the nine months ended September 30, 2014.

Government sales declined in the nine months ended September 30, 2015 when compared to the nine months ended September 30, 2014 primarily due to the loss of two state contracts (both of which switched to using a product manufactured outside of the United States). In addition, contract-manufacturing sales declined as a result of an inventory surplus at one of our contract-manufacturing customers. The surplus has been used and contract-manufacturing levels have returned to a level more in line with historical sales. While we have had periods in which government sales improve, price competition with foreign manufacturers remains. Early indications are that our urine-based, all-inclusive drug test (launched in the first quarter of 2015) is allowing us to be more cost competitive in this market.

International sales were also down in the nine months ended September 30, 2015 when compared to the nine months ended September 30, 2014. Increased European sales were offset by an increase in sales in Latin America and other part of the world in the nine months ended September 30, 2015 when compared to the nine months ended September 30, 2014.

COST OF GOODS SOLD/GROSS PROFIT: Cost of goods decreased to 52.3% of net sales in the nine months ended September 30, 2015 from 57.3% of net sales in the nine months ended September 30, 2014. Gross profit increased to 47.73% of net sales in the nine months ended September 30, 2015 from 42.7% of net sales in the nine months ended September 30, 2014. Expense reductions and the partial consolidation of manufacturing operations have enabled us to somewhat overcome the continued price pressures in our markets, resulting in increased gross profit from sales. We continuously monitor manufacturing and inventory levels to ensure they are appropriate to meet current and anticipated sales demands.

OPERATING EXPENSES: Operating expenses decreased by 3.0% in the nine months ended September 30, 2015 when compared to operating expenses in the nine months ended September 30, 2014. Research and development and general and administrative expenses decreased while selling and marketing expenses increased. More specifically:

Research and Development (“R&D”) expense

R&D expense decreased 31.7% when comparing the nine months ended September 30, 2015 to the nine months ended September 30, 2014. This stems primarily from decreased FDA compliance costs (due to timing of actions taken to submit a marketing application to FDA) and decreased utility costs (as a result of the consolidation of our New Jersey facility). These reductions were nominally offset by and increase in supply and material costs.

Our R&D department continues to focus their efforts on the enhancement of current products, development of new testing assays, new product platforms and exploration of contract manufacturing opportunities. In the nine months ended September 30, 2015, development of a new drug assay continued. We expect to launch the new assay in the year ending December 31, 2015.

Selling and Marketing expense

Selling and marketing expense in the nine months ended September 30, 2015 increased by 7.2% when compared to selling and marketing expense in the nine months ended September 30, 2014. Throughout the nine months ended September 30, 2015, we made investments in selling and marketing. More specifically, we hired new regional sales managers, attended more trade shows, completed the redesign of marketing materials and purchased new trade show equipment. These investments resulted in increases to sales salaries, trade show expense and travel expense. These increases were partially offset by a decrease in sales commissions (due to changes in our commission compensation structure and reduced sales levels) and postage.

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

AMERICAN BIO MEDICA CORPORATION

General and Administrative (“G&A” expense)

G&A expense for the nine months ended September 30, 2015 decreased 5.4% when compared to the nine months ended September 30, 2014. Decreases in salaries and benefits, broker fees, building rental, patent and licenses, government contract fees and bank service fees were partially offset by increases in consulting fees, relocation expense (due to the consolidation of our NJ facility), outside service fees (due to increased ISO auditing fees) and repair and maintenance. Share based payment expense was $27,000 in the nine months ended September 30, 2015 compared to $30,000 in the nine months ended September 30, 2014.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 (“THIRD QUARTER 2015”) COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2014 (“THIRD QUARTER 2014”)

Net Sales: Net sales in the Third Quarter 2015 declined 9.1% when compared to net sales in the Third Quarter 2014. Government sales in the Third Quarter 2015 were still impacted by the loss of two state contracts (both of which switched to using a product manufactured outside of the United States). In addition, due to budget constraints, one of our government accounts started to use our all-inclusive urine cup when they previously were using a more expensive ABMC product line so, while the amount of product being purchased has not changed, the revenues received from this account have somewhat declined. These declines were partially offset by an increase in contract manufacturing and international sales; more specifically, sales in Latin America. The increase in contract manufacturing is due to the fact that purchases by one of our customers are back in line with historical levels after an inventory surplus issue.

COST OF GOODS SOLD/GROSS PROFIT: Cost of goods decreased to 51.8% of net sales in the Third Quarter 2015 from 58.7% of net sales in the Third Quarter 2014. Gross profit increased to 48.2% of net sales in the Third Quarter 2015 from 41.3% of net sales in Third Quarter 2014. While price pressures from foreign manufacturers and overall market conditions continue to impact sales margins, expense reductions made, and the partial consolidation of our manufacturing operations, have enabled us to somewhat overcome these issues and become more profitable from a manufacturing perspective. Production personnel levels, product manufacturing levels and inventory are continuously monitored to ensure they are adequate to meet current and anticipated sales demands.

OPERATING EXPENSES: Operating expenses decreased by 14.5% in the Third Quarter 2015, compared to the Third Quarter 2014. Research and development and general and administrative expenses decreased while selling and marketing expenses increased. More specifically:

Research and Development (“R&D”) expense

R&D expense decreased 51.1% when comparing the Third Quarter 2015 with the Third Quarter 2014. This stems primarily from decreased FDA compliance costs (due to timing of actions taken to submit a marketing application to FDA) and decreased utility costs (as a result of the consolidation of our New Jersey facility). These reductions were nominally offset by and increase in supply and material costs. In the three months ended September 30, 2015, development of a new drug assay continued. We expect to launch the new assay in the year ending December 31, 2015.

Selling and Marketing expense

Selling and marketing expense increased 3.9% in the Third Quarter 2015, when compared to the Third Quarter 2014. Increased sales salaries (due to increased sales personnel) and increased trade show expense and sales travel were partially offset by a decrease in sales commissions (due to changes in our commission compensation structure and reduced sales levels).

General and Administrative (“G&A” expense)

G&A expense for the Third Quarter 2015 decreased 18.3% when compared to the Third Quarter 2014. Decreases in salaries and benefits, consulting fees, broker fees, legal fees, and bank service fees (all a result of decreased refinancing activity) were partially offset by increases in insurance, computer related expenses, repairs and maintenance and shipping supplies. Share based payment expense was $9,000 in the three months ended September 30, 2015, compared to $11,000 in the three months ended September 30, 2014.

AMERICAN BIO MEDICA CORPORATION

Liquidity and Capital Resources as of September 30, 2015

Our cash requirements depend on numerous factors, including but not limited to manufacturing costs (such as raw materials, equipment, etc.), selling and marketing initiatives, product development activities, and effective management of inventory levels and production levels in response to sales forecasts. We expect to devote capital resources to continue selling and marketing initiatives and product development/research and development activities. We will examine other growth opportunities including strategic alliances and expect such activities will be funded from existing cash and cash equivalents, issuance of additional equity or additional borrowings, subject to market and other conditions. Our financial statements for the year ended December 31, 2014 were prepared assuming we will continue as a going concern. Although our financial condition has improved when comparing the nine months ended September 30, 2015 with the nine months ended September 30, 2014, our current cash balances, together with cash generated from future operations and amounts available under our credit facilities may not be sufficient to fund operations for the next twelve months. If cash generated from operations is not sufficient to satisfy our working capital and capital expenditure requirements, we will be required to sell additional equity or obtain additional credit facilities. There is no assurance that such financing will be available or that we will be able to complete financing on satisfactory terms, if at all.

As of September 30, 2015, we had the following debt/credit facilities:

Facility	Debtor	Balance as of September 30, 2015
Loan and Security Agreement	Cherokee Financial, LLC	$1,200,000
Revolving Line of Credit	Crestmark Bank	$931,000

Working Capital

Our working capital increased $708,000 at September 30, 2015 when compared to working capital at December 31, 2014 primarily as a result of an increase in inventory and a decrease in the current portion of our long-term debt (as a result of our refinancing completed in March 2015). We have historically satisfied net working capital requirements through cash from operations and bank debt.

Dividends

We have never paid any dividends on our common shares and anticipate that all future earnings, if any, will be retained for use in our business, and therefore, we do not anticipate paying any cash dividends.

Cash Flows

Cash provided by operations of $105,000 for the nine months ended September 30, 2015 is comprised of a net loss of $130,000, an increase in inventory of $189,000 and an increase in accounts and wages payable. The increase in inventory stems primarily from new components related to the Company’s all-inclusive drug test cup launched in early 2015.

Net cash used in investing activities in the nine months ended September 30, 2015 was for the purchase of property, plant and equipment and patent application costs, while net cash used in investing activities in the nine months ended September 30, 2014 was for the purchase of property, plant and equipment, patent application costs and proceeds from the sale of equipment.

Net cash used in financing activities in the nine months ended September 30, 2015 consisted of proceeds from our refinancing offset by debt payments, deferred finance costs and net proceeds from our lines of credit. Net cash used in financing activities in the nine months ended September 30, 2015 consisted of payments on debt financing, deferred finance costs and payments on our line of credit, offset by proceeds from our line of credit.

At September 30, 2015 we had cash and cash equivalents of $224,000.

AMERICAN BIO MEDICA CORPORATION

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

Our failure to comply with the covenant under our revolving credit facility could result in an event of default, which, if not cured or waived, could result in the Company being required to pay higher costs associated with the indebtedness. If we are forced to refinance our debt on less favorable terms, our results of operations and financial condition could be adversely affected by increased costs and rates. We may also be forced to pursue one or more alternative strategies, such as restructuring, selling assets, reducing or delaying capital expenditures or seeking additional equity capital. There can be no assurances that any of these strategies could be effected on satisfactory terms, if at all.

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

PART II OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

AMERICAN BIO MEDICA CORPORATION

Item 6. Exhibits

31.1/31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer/Chief Financial Officer
32.1/32.2	Certification of the Interim Chief Executive Officer/Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheet, (ii) Condensed Statements of Income (iii) Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements.

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

Dated: November 16, 2015

