Form 10-Q
period 2016-03-31
AMERICAN BIO MEDICA CORP
filed 2016-05-16
CIK 896747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

27,271,408 Common Shares as of May 16, 2016

American Bio Medica Corporation

Index to Quarterly Report on Form 10-Q

For the quarter ended March 31, 2016

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

American Bio Medica Corporation

Condensed Balance Sheets

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$97,000	$158,000
Accounts receivable, net of allowance for doubtful accounts of $50,000 at March 31, 2016 and December 31, 2015	789,000	672,000
Inventory, net of allowance of $453,000 at March 31, 2016 and $432,000 at December 31, 2015	1,621,000	1,746,000
Prepaid expenses and other current assets	90,000	40,000
Total current assets	2,597,000	2,616,000

Property, plant and equipment, net	887,000	910,000
Patents, net	69,000	67,000
Other assets	14,000	14,000
Deferred finance costs, net	71,000	79,000
Total assets	$3,638,000	$3,686,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$470,000	$373,000
Accrued expenses and other current liabilities	215,000	212,000
Wages payable	287,000	292,000
Line of credit	621,000	777,000
Current portion of long-term debt	75,000	75,000
Total current liabilities	1,668,000	1,729,000

Other liabilities	38,000	38,000
Related party note payable	124,000	124,000
Long-term debt, net of current portion	683,000	834,000
Total liabilities	2,513,000	2,725,000

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Preferred stock; par value $.01 per share; 5,000,000 shares authorized, none issued and outstanding at March 31, 2016 and December 31, 2015	0	0
Common stock; par value $.01 per share; 50,000,000 shares authorized; 27,271,408 issued and outstanding at March 31, 2016 and 26,032,930 issued and outstanding at December 31, 2015	272,000	260,000
Additional paid-in capital	20,807,000	20,656,000
Accumulated deficit	(19,954,000)	(19,955,000)

Total stockholders’ equity	1,125,000	961,000

Total liabilities and stockholders’ equity	$3,638,000	$3,686,000

The accompanying notes are an integral part of the condensed financial statements

American Bio Medica Corporation

Condensed Statements of Operations

(Unaudited)

	For The Three Months Ended
	March 31,
	2016	2015

Net sales	$1,470,000	$1,502,000

Cost of goods sold	840,000	802,000

Gross profit	630,000	700,000

Operating expenses:
Research and development	54,000	29,000
Selling and marketing	270,000	299,000
General and administrative	397,000	425,000
	721,000	753,000

Operating income / (loss)	(91,000)	(53,000)

Other income / (expense):
Interest income	0	1,000
Interest expense	(57,000)	(65,000)
Other income, net	150,000	72,000
	93,000	8,000

Net income / (loss) before tax	2,000	(45,000)

Income tax expense	(1,000)	0

Net income / (loss)	$1,000	$(45,000)

Basic and diluted income / (loss) per common share	$0.00	$(0.00)

Weighted average number of shares outstanding – basic	26,610,426	24,589,340
Weighted average number of shares outstanding – diluted	26,751,259	24,589,340

The accompanying notes are an integral part of the condensed financial statements

American Bio Medica Corporation

Condensed Statements of Cash Flows

(Unaudited)

	For The Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net income / (loss)	$1,000	$(45,000)
Adjustments to reconcile net income / (loss) to net cash provided by operating activities:
Depreciation and amortization	23,000	25,000
Loss on disposal of fixed assets	0	3,000
Amortization of deferred finance and debt discount	27,000	42,000
Provision for bad debts	0	(2,000)
Provision for slow moving and obsolete inventory	21,000	21,000
Share-based payment expense	19,000	11,000
Changes in:
Accounts receivable	(117,000)	168,000
Inventory	104,000	(111,000)
Prepaid expenses and other current assets	(2,000)	32,000
Accounts payable	98,000	13,000
Accrued expenses and other current liabilities	2,000	(18,000)
Wages payable	(5,000)	38,000
Net cash provided by operating activities	172,000	177,000

Cash flows from investing activities:
Patent application costs	(3,000)	(2,000)
Net cash (used in) investing activities	(3,000)	(2,000)

Cash flows from financing activities:
Proceeds (payments) on debt financing	(75,000)	(1,071,000)
Proceeds from refinance	0	1,200,000
Deferred finance costs	0	(111,000)
Proceeds from lines of credit	1,513,000	1,316,000
Payments on lines of credit	(1,669,000)	(1,374,000)
Net cash (used in) financing activities	(231,000)	(40,000)

Net Increase / (decrease) in cash and cash equivalents	(61,000)	135,000
Cash and cash equivalents - beginning of period	158,000	352,000

Cash and cash equivalents - end of period	$97,000	$487,000

Supplemental disclosures of cash flow information
Cash paid during period for interest	$39,000	$65,000
Cash paid during period for taxes	$0	$0
Consulting expense prepaid with restricted stock	$49,000	$0
Debt issuance cost paid with restricted stock	$96,000	$0

The accompanying notes are an integral part of the condensed financial statements

Notes to condensed financial statements (unaudited)

March 31, 2016

Note A - Basis of Reporting

The accompanying unaudited interim condensed financial statements of American Bio Medica Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. Accordingly, these unaudited interim condensed financial statements do not include all information and footnotes required by U.S. GAAP for complete financial statement presentation. These unaudited interim condensed financial statements should be read in conjunction with audited financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. In the opinion of management, the interim condensed financial statements include all normal, recurring adjustments which are considered necessary for a fair presentation of the financial position of the Company at March 31, 2016, the results of operations for the three month periods ended March 31, 2016 and March 31, 2015, and cash flows for the three month periods ended March 31, 2016 (the “First Quarter 2016”) and March 31, 2015 (the “First Quarter 2015”).

Operating results for the First Quarter 2016 are not necessarily indicative of results that may be expected for the year ending December 31, 2016. Amounts at December 31, 2015 are derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Reclassifications have been made to the audited financial statements for the year ended December 31, 2015 to conform to the presentation of the First Quarter 2016 financial statements.

During the First Quarter 2016, there were no significant changes to the Company’s critical accounting policies, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

These unaudited interim condensed financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. The independent registered public accounting firm’s report on the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, contained an explanatory paragraph regarding the Company’s ability to continue as a going concern. As of the date of this report, the Company’s current cash balances, together with cash generated from future operations and amounts available under current credit facilities may not be sufficient to fund operations for the next 12 months if sales levels do not improve. If cash generated from operations is not sufficient to satisfy the Company’s working capital and capital expenditure requirements, the Company will be required to sell additional equity or obtain additional credit facilities. There is no assurance that such financing will be available or that the Company will be able to complete financing on satisfactory terms, if at all.

Recently Adopted Accounting Standards

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs”. This Update is part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The Board received feedback that having different balance sheet presentation requirements for debt issuance costs and debt discount and premium creates unnecessary complexity. Recognizing debt issuance costs as a deferred charge (that is, an asset) also is different from the guidance in International Financial Reporting Standards (IFRS), which requires that transaction costs be deducted from the carrying value of the financial liability and not recorded as separate assets. Additionally, the requirement to recognize debt issuance costs as deferred charges conflicts with the guidance in FASB Concepts Statement No. 6, Elements of Financial Statements, which states that debt issuance costs are similar to debt discounts and in effect reduce the proceeds of borrowing, thereby increasing the effective interest rate. Concepts Statement 6 further states that debt issuance costs cannot be an asset because they provide no future economic benefit. To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company adopted this ASU in the First Quarter 2016.

In January 2015, the FASB issued ASU No 2015-01, “Income Statement – Extraordinary and Unusual Items”. This ASU is part of FASB’s initiative to reduce complexity in the account standards by eliminating the concept of extraordinary items from GAAP. The amendments eliminate the requirements for reporting entities to consider whether an underlying event or transaction is extraordinary, however, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently is retained and is expanded to include items that are both unusual in nature and infrequently occurring. This update applies to all entities and is effective for fiscal years, and interim periods within the fiscal year, beginning after December 15, 2015. We adopted this ASU in the First Quarter 2016, and it did not have any impact on our financial statements.

Recent Accounting Standards

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This ASU simplifies several aspects of accounting for share-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods. Early adoption is permitted. An entity that elects early adoption of the amendment under this ASU must adopt all aspects of the amendment in the same period. We are currently evaluating the impact of adopting this ASU.

In February 2016, the FASB issued ASU No. 2016-02, “Leases”. This ASU requires a lessee to recognize a lease liability and a right-of-use asset on its balance sheet for all leases, including operating leases, with a term greater than 12 months. Lease classification will determine whether a lease is reported as a financing transaction in the income statement and statement of cash flows. The ASU does not substantially change lessor accounting, but it does make certain changes related to leases for which collectability of the lease payments is uncertain or there are significant variable payments. Additionally, the ASU makes several other targeted amendments including a) revising the definition of lease payments to include fixed payments by the lessee to cover lessor costs related to ownership of the underlying asset such as for property taxes or insurance; b) narrowing the definition of initial direct costs which an entity is permitted to capitalize to include only those incremental costs of a lease that would not have been incurred if the lease had not been obtained; c) requiring seller-lessees in a sale-leaseback transaction to recognize the entire gain from the sale of the underlying asset at the time of sale rather than over the leaseback term; and d) expanding disclosures to provide quantitative and qualitative information about lease transactions. The ASU is effective for all annual and interim periods beginning January 1, 2019 and is required to be applied retrospectively to the earliest period presented at the date of initial application, with early adoption permitted. We are currently evaluating the impact of adopting this ASU.

There are no other accounting pronouncements issues during the First Quarter 2016 that are expected to have or that could have a significant impact on our financial position or results of operations.

Reclassifications

Certain items have been reclassified from the prior years to conform to the current year presentation.

Note B – Inventory

Inventory is comprised of the following:

	March 31, 2016	December 31, 2015

Raw Materials	$1,099,000	$1,208,000
Work In Process	430,000	399,000
Finished Goods	545,000	571,000
Allowance for slow moving and obsolete inventory	(453,000)	(432,000)
	$1,621,000	$1,746,000

Note C – Net Income / (Loss) Per Common Share

Basic net income / (loss) per common share is calculated by dividing the net income / (loss) by the weighted average number of outstanding common shares during the period. Diluted net income / (loss) per common share includes the weighted average dilutive effect of stock options and warrants. Potential common shares outstanding as of March 31, 2016 and 2015:

	March 31, 2016	March 31, 2015

Warrants	2,385,000	3,303,000
Options	2,185,000	1,248,000
	4,570,000	4,551,000

The number of securities not included in the diluted net loss per share for the three months ended March 31, 2016 was 3,540,000, since the inclusion of such securities would have an anti-dilutive effect because the securities’ exercise prices were greater than the average market price of the common shares.

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

Note E – Line of Credit and Debt

	March 31, 2016	December 31, 2015
Loan and Security Agreement with Cherokee Financial, LLC: 5 year note at an annual interest rate of 8% plus a 1% annual oversight fee, interest only and oversight fee paid quarterly with first payment being due on May 15, 2015, annual principal reduction payment of $75,000 due each year beginning on February 15, 2016, with a final balloon payment being due on February 15, 2020. Loan is collateralized by a first security interest in building, land and property.	$1,125,000	$1,200,000
Crestmark Line of Credit: 3 year line of credit with interest payable at a variable rate based on WSJ Prime plus 2% with a floor or 5.25%; loan fee of 0.5% annually & monthly maintenance fee of 0.3% on actual loan balance from prior month. Early termination fee of 3% if terminated in year 1 and 2% if terminated in year 2 or after (and prior to natural expiration). Loan is collateralized by first security interest in receivables and inventory.	621,000	777,000
	1,746,000	1,977,000
Less debt discount & issuance costs (Cherokee Financial, LLC Loan)	(367,000)	(291,000)
Total debt	$1,379,000	$1,686,000

Current portion	$696,000	$852,000
Long-term portion	$683,000	$834,000

LOAN AND SECURITY AGREEMENT WITH CHEROKEE FINANCIAL, LLC

On March 26, 2015, the Company entered into a LSA with Cherokee Financial, LLC (the “Cherokee LSA”). The purpose of the Cherokee LSA was to refinance, at a better interest rate, the Company’s Series A Debentures and Cantone Asset Management Bridge Loan (both of which matured on February 1, 2015), as well as the Company’s Mortgage Consolidation Loan with First Niagara Bank (“First Niagara”). The loan is collateralized by a first security interest in real estate and machinery and equipment. Under the Cherokee LSA, the Company was provided the sum of $1,200,000 in the form of a 5-year Note at an annual interest rate of 8%. The Company will make interest only payments quarterly on the Cherokee Note, with the first interest payment due on May 15, 2015. The Company also is also required to make an annual principal reduction payment of $75,000 on each anniversary of the date of the closing; with the first principal reduction payment being paid on February 15, 2016. A final balloon payment is due on March 26, 2020. In addition to the 8% interest, the Company will pay Cherokee Financial, LLC (“Cherokee”) a 1% annual fee (in cash and paid contemporaneously with payment of quarterly interest) for oversight and administration of the loan. The Company can pay off the Cherokee Note at anytime with no penalty; except that a 1% administration fee would be required to be paid to Cherokee to close out all participations.

The Company issued 1.8 million restricted shares of the Company’s common stock to Cherokee for payment of fees. In addition, if the loan was not repaid in full as of March 19, 2016, the Company was required to issue another 600,000 restricted shares of common stock to Cherokee. The Company did instruct its transfer agent to issue these additional shares in March 2016 as required.

As placement agent for the transaction, Cantone Research, Inc. (“CRI”) received a 5% cash fee on the $1.2 million, or $60,000, and 200,000 restricted shares of the Company’s common stock. . In addition, if the loan was not repaid in full as of March 19, 2016, the Company was required to issue another 196,000 restricted shares of common stock to CRI. The Company did instruct its transfer agent to issue these additional shares in March 2016 as required.

The Company received net proceeds of $80,000 after $1,015,000 of debt payments, $60,000 in placement agent fees, $19,000 in legal fees, $19,000 in expenses, $3,000 in state filing fees and $4,000 in interest expense (for 8% interest on $511,000 in new participations received from February 24, 2015 through March 25, 2015). With the adoption of ASU No. 2015-03 in the First Quarter 2016, these transaction costs (with the exception of the interest expense) are now being deducted from the balance on the Cherokee LSA as of March 31, 2016, and are being amortized over the term of the debt.

From these net proceeds, in April 2015, the Company also paid $15,000 in interest expense related to 15% interest on $689,000 in Series A Debentures and CAM Bridge Loan for the period of February 1, 2015 through March 25, 2015.

We recognized $24,000 in interest expense in the First Quarter 2016 related to the Cherokee LSA and we had $13,000 in accrued interest expense at March 31, 2016.

The Company recognized $1,000 in interest expense in the First Quarter of 2015 related to the Cherokee LSA, and we had $10,000 in accrued interest expense at March 31, 2015.

As of March 31, 2016, the balance on the Cherokee LSA is $1,125,000, however the discounted balance is $758,000. As of December 31, 2015, the balance on the Cherokee LSA was $1,200,000, however the discounted balance was $909,000.

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

So long as any obligations are due to Crestmark, the Company must comply with a minimum Tangible Net Worth (“TNW”) Covenant. Under the LSA, as amended, the Company must maintain a TNW of at least $650,000. Additionally, if a quarterly net income is reported, the TNW covenant will increase by 50% of the reported net income. If a quarterly net loss is reported, the TNW covenant will remain the same as the prior quarter’s covenant amount. TNW is defined as: Total Assets less Total Liabilities less the sum of (i) the aggregate amount of non-trade accounts receivables, including accounts receivables from affiliated or related persons, (ii) prepaid expenses, (iii) deposits, (iv) net lease hold improvements, (v) goodwill and (vi) any other asset that would be treated as an intangible asset under GAAP; plus Subordinated Debt. Subordinated Debt means any and all indebtedness presently or in the future incurred by the Company to any creditor of the Company entering into a written subordination agreement with Crestmark.

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

In addition to the Loan Fee paid to Crestmark on the Closing Date, the Company had to pay a Success Fee (i.e. early termination fee) to Imperium in the amount of $50,000 on the Closing Date, and a Broker’s Fee of 5%, or $75,000, to Landmark Pegasus Inc. Prior to the Closing, the Company paid $12,000 in due diligence fees to Crestmark. The Company also incurred $3,000 of its own legal costs related to the Crestmark Line of Credit. With the exception of the early term fee ($50,000) paid to Imperium (which was expensed fully in the year ended December 31, 2015), these expenses are all being amortized over the term of the Crestmark Line of Credit, or three years. The Company recognized $8,000 of this expense in the First Quarter 2016 and $0 of costs in the First Quarter 2015 (as the Crestmark Line of Credit was not in place until June 2015.

The Company recognized $15,000 in interest expense related to the Crestmark Line of Credit in the First Quarter 2016 and $0 in interest expense in the First Quarter 2015. Given the nature of the administration of the Crestmark Line of Credit, at March 31, 2016, the Company had $0 in accrued interest expense related to the Crestmark Line of Credit, and there is $0 in additional availability under the Crestmark Line of Credit.

As of March 31, 2016, the balance on the Crestmark Line of Credit was $621,000, and as of December 31, 2015, the balance on the Crestmark Line of Credit was $777,000.

PRIOR DEBT INSTRUMENTS AFFECTING PRIOR PERIOD

FIRST NIAGARA: MORTGAGE CONSOLIDATION LOAN

The Company refinanced the mortgage consolidation loan with First Niagara in March 2015. The First Quarter 2015 did include $5,000 in interest expense related to First Niagara loan.

DEBENTURE FINANCING/BRIDGE LOAN

The Company refinanced the Series A Debentures and associated bridge loan in March 2015. The First Quarter 2015 did include $22,000 in interest expense related to the debenture financing/bridge loan.

Line of Credit with Imperium

The Company refinanced its line of credit with Imperium in June 2015. The Company recognized $34,000 in debt issuance costs in the First Quarter 2015, and $27,000 in interest expense in the First Quarter 2015.

NOTE F – Stock Options and Warrants

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

During the First Quarter 2016, the Company issued options to purchase 750,000 shares of common stock under the Fiscal 2001 Plan to its Chief Executive Officer/Principal Financial Officer Melissa A. Waterhouse. During the First Quarter 2015, the Company issued options to purchase 10,000 shares of common stock under the 2001 Plan to its President and former Chairman of the Board.

Stock option activity for the First Quarter 2016 and the First Quarter 2015 is summarized as follows (the figures contained within the tables below have been rounded to the nearest thousand):

	First Quarter 2016			First Quarter 2015
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of March 31, 2016	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of March 31, 2015
Options outstanding at beginning of period	1,435,000	$0.14		1,295,000	$0.31
Granted	750,000	$0.11		10,000	$0.13
Exercised	0	NA		0	NA
Cancelled/expired	0	NA		(57,000)	$1.01
Options outstanding at end of period	2,185,000	$0.13	$9,000	1,248,000	$0.23	$13,000
Options exercisable at end of period	1,037,000	$0.15		889,000	$0.26

The following table summarizes weighted-average assumptions using the Black-Scholes option-pricing model used on the date of the grants issued during the First Quarter 2016 and the First Quarter 2015:

	First Quarter
	2016	2015
Volatility	62%	64%
Expected term (years)	10 yrs	10 yrs
Risk-free interest rate	1.94%	1.92%
Dividend yield	0%	0%

The Company recognized $19,000 in share based payment expense in the First Quarter 2016, and $11,000 in share based payment expense in the First Quarter 2015. As of March 31, 2016, there was approximately $104,000 of total unrecognized compensation cost related to non-vested stock options, which vest over time. That cost is expected to be recognized over a period ranging from 2 to 26 months.

Warrants

Warrant activity for the First Quarter 2016 and the First Quarter 2015 is summarized as follows:

	First Quarter 2016			First Quarter 2015
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of March 31, 2016	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of March 31, 2015
Warrants outstanding at beginning of period	2,385,000	$0.17		3,303,000	$0.17
Granted	0	NA		0	NA
Exercised	0	NA		0	NA
Cancelled/expired	0	NA		0	NA
Warrants outstanding at end of period	2,385,000	$0.17	None	3,303,000	$0.17	$0
Warrants exercisable at end of period	2,385,000	$0.17		3,303,000	$0.17

In the First Quarter 2016, the Company recognized $0 in debt issuance and deferred finance costs related to the issuance of the above warrants outstanding. In the First Quarter 2015, the Company recognized $25,000 in debt issuance and deferred finance costs related to the above warrants outstanding. As of March 31, 2016, there was $0 of total unrecognized expense due to acceleration of the expense when the Imperium line of credit was refinanced in June 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provides information, which we believe is relevant to an assessment and understanding of our financial condition and results of operations. The discussion should be read in conjunction with the Interim Condensed Financial Statements contained herein and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words “believes”, “anticipates”, “estimates”, “expects”, “intends”, “projects”, and words of similar import, are forward-looking as that term is defined by the Private Securities Litigation Reform Act of 1995 (“1995 Act”), and in releases issued by the United State Securities and Exchange Commission (the “Commission”). These statements are being made pursuant to the provisions of the 1995 Act and with the intention of obtaining the benefits of the “Safe Harbor” provisions of the 1995 Act. We caution that any forward-looking statements made herein are not guarantees of future performance and that actual results may differ materially from those in such forward-looking statements as a result of various factors, including, but not limited to, any risks detailed herein, in our “Risk Factors” section of our Form 10-K for the year ended December 31, 2015, in our most recent reports on Form 10-Q and Form 8-K and from time to time in our other filings with the Commission, and any amendments thereto. Any forward-looking statement speaks only as of the date on which such statement is made, and we are not undertaking any obligation to publicly update any forward-looking statements. Readers should not place undue reliance on these forward-looking statements.

Overview/Plan of Operations

Sales in the three months ended March 31, 2016 (“First Quarter 2016) decreased when compared to the three months ended March 31, 2015 (“First Quarter 2015”).

During the First Quarter 2016, we recorded an operating loss of $91,000 and net income of $1,000. We had cash provided by operating activities of $172,000 in the First Quarter 2016. This compares to an operating loss of $53,000 and net loss of $45,000 in the First Quarter 2015 and cash provided by operating activities of $177,000 in the First Quarter 2015.

We continuously examine all expenses in efforts to achieve profitability (when/if sales levels improve) or to minimize losses going forward (if sales continue to decline). The salary and commission deferral program, (started in August 2013) continued in the First Quarter 2016. The deferral program consists of a 20% salary deferral for our executive officer (Melissa Waterhouse), and our non-executive VP Operations, as well as a 20% commission deferral for a sales consultant. As of March 31, 2016, we had total deferred compensation owed of $207,000. Over the course of the program, we repaid portions of the deferred compensation (with $0 in payments in the First Quarter 2016 and $52,000 in payments in the First Quarter 2015). As cash flow from operations allows, we intend to continue to make paybacks, however the deferral program is continuing and we expect it will continue for up to another 12 months.

In the year ended December 31, 2015, we refinanced substantially all of our existing debt in efforts to decrease our interest costs, improve working capital and increase cash flow. The interest rate on our loan and security agreement with Cherokee Financial, LLC (“Cherokee”) is 9% (with all fees considered) while the majority of the debt refinanced by the Cherokee loan was at 15% (some of the debt refinanced was at 8.25%). The interest rate on the line of credit with Crestmark is 9.35% (with all fees), while the interest rate on the Imperium line of credit was 12% (with all fees).

We continue to believe that new products and our ability to sell those products in new markets will be the primary future growth driver. In the year ended December 31, 2015, we began the process to receive a marketing clearance from the FDA to sell an all-inclusive, urine based, drug-testing cup to customers requiring a CLIA waived product, and we expect to receive a decision from FDA in the near future. In December 2015, we also completed development on a new assay for K2, or synthetic marijuana. We also have a number of new assays planned in research and development. We remain focused on selling our point of collection drugs of abuse tests, and growing our business through direct sales and select distributors.

Starting in July 2016, we expect our contract manufacturing sales to decrease on an annual basis due to manufacturing shift with one of our contract customers. More specifically, as a result of a tech transfer with one of our customers (for which we received a $300,000 tech transfer fee based on the achievement of certain milestones), we recognized other income in the first and second quarters of 2015, as well as the First Quarter 2016. Beginning in July 2016, the customer will become their own primary supplier with ABMC moving into a position of back up or secondary supplier. Although contract manufacturing is not considered a material portion of our net sales, given this expected change, we are making efforts to identify and secure new contract work and possible diversification alternatives.

Our continued existence is dependent upon several factors, including our ability to raise revenue levels and control costs to generate positive cash flows, maintaining our current credit facilities or refinancing our current credit facilities if necessary, and if needed, the ability to obtain working capital by selling additional shares of our common stock.

Results of operations for the First Quarter 2016 compared to the First Quarter 2015

NET SALES:

Net sales for the First Quarter 2016 decreased 2.1% when compared to net sales in the First Quarter 2015. The decrease in sales is primarily from an increase in contract manufacturing sales in the First Quarter 2016 when compared to the First Quarter 2015. This increase in contract manufacturing sales was due to a surplus in the customer’s inventory in the First Quarter 2015 that did not re-occur in the First Quarter 2016. Government sales improved when comparing the First Quarter 2016 with the First Quarter 2015 (due to our all-inclusive drug test cup launched in the First Quarter 2015), however international (primarily in Latin and South America) and other market sales declined. Our primary markets continue to be extremely price-competitive. However, we remain hopeful that when/if over-the-counter clearance is received by FDA for our all-inclusive drug testing cup, we will be able to garner new sales in clinical markets (such as pain management and drug treatment) because although price is always a factor, quality and accuracy are equally important in these clinical markets.

In addition, late in the First Quarter 2016, we entered into an independent agent agreement with a company that offers a toxicology management service. We believe a number of our current customers will find this offering complimentary to the drug testing products we provide and that new customers will also desire this service. We expect to receive compensation under this agreement starting in the second quarter of 2016. The First Quarter 2016 does not include any revenue from this new relationship.

GROSS PROFIT:

Gross profit decreased to 42.9% of net sales in the First Quarter 2016 from 46.6% of net sales in the First Quarter 2015. The decrease is gross profit stems primarily from the fact that we produced less testing strips in the First Quarter 2016, thereby decreasing manufacturing efficiencies.

OPERATING EXPENSES: Operating expenses decreased 4.2% in the First Quarter 2016, compared to the First Quarter 2015. Research and Development expense increased while Selling and Marketing and General and Administrative expenses declined. More specifically:

Research and development (“R&D”)

R&D expense increased 86.2% when comparing the First Quarter 2016 with the First Quarter 2015. Increased FDA compliance costs and supplies and materials (all due to timing of actions taken to submit a marketing application to the FDA) were minimally offset by reductions in utilities (as a result of timing of the consolidation of our New Jersey facility in late December; i.e. the First Quarter 2015 included costs associated with the actual consolidation efforts). Our R&D department will continue to focus their efforts on the enhancement of current products, the development of new testing assays, new product platforms and the evaluation of contract manufacturing opportunities.

Selling and marketing

Selling and marketing expense in the First Quarter 2016 decreased 9.7% when compared to the First Quarter 2015. Decreases in sales salaries and travel expense (due to decreased sales personnel), commissions (due to decreased product sales and more changes to commission structure in the First Quarter 2016), and postage were partially offset by increases in consulting fees (due to the retention of a criminal justice marketing consultant) and customer relations fees (related to one of our contract manufacturing customers). Our direct sales force will continue to focus their efforts in our target markets, which include, but are not limited to, Workplace, Government, and Clinical (i.e. pain management and drug treatment) and in the forensic and international markets for our oral fluid product. Our sales force has also started to promote the toxicology management service to current and potential new customers and we expect these efforts to continue throughout the year ending December 31, 2016.

General and administrative (“G&A”)

G&A expense decreased 6.6% in the First Quarter 2016 when compared to G&A expense in the First Quarter 2015. Consulting fees and brokers fees decreased (both as a result of reduced debt refinancing activity), government contract administrative fees decreased (due to decreased sales under certain contracts) and bank service fees decreased (as a result of less collateral monitoring charges on our line of credit). These reductions were primarily offset by increased investor relations costs (associated with investor travel and news dissemination), shipping supplies (associated with certain packaging previously being inventoried in the First Quarter 2015 and now being expensed in the First Quarter 2016), and accounting fees (due to the cross-over of two accounting firms). Share based payment expense also increased in the First Quarter 2016 to $19,000 from $11,000 in the First Quarter 2015. This stems primarily from stock based compensation related to options issued to our CEO in the First Quarter 2016.

Liquidity and Capital Resources as of March 31, 2016

Our cash requirements depend on numerous factors, including but not limited to manufacturing costs (such as raw materials, equipment, etc.), selling and marketing initiatives, product development activities, and effective management of inventory levels and production levels in response to sales forecasts. We expect to devote capital resources to continue selling and marketing initiatives and product development/research and development activities. We will examine other growth opportunities including strategic alliances and expect such activities will be funded from existing cash and cash equivalents, issuance of additional equity or additional borrowings, subject to market and other conditions. Our financial statements for the year ended December 31, 2015 were prepared assuming we will continue as a going concern. Although our financial condition has improved when comparing the First Quarter 2016 with the First Quarter 2015, our current cash balances, together with cash generated from future operations and amounts available under our credit facilities may not be sufficient to fund operations for the next twelve months. Our current line of credit has a term of 3 years, expiring on June 29, 2018 and has a maximum availability of $1,500,000. However, the amount available under our line of credit is based upon our accounts receivable and inventory. As of March 31, 2016, there were no additional amounts available under our line of credit because we draw any balance available on a daily basis. If sales levels decline further, we will have reduced availability on our line of credit due to decreased accounts receivable balances. In addition, we would expect our inventory levels to decrease if sales levels decline further, and this also means reduced availability on our line of credit. If availability under our line of credit is not sufficient to satisfy our working capital and capital expenditure requirements, we will be required to obtain additional credit facilities, sell additional equity securities. There is no assurance that such financing will be available or that we will be able to complete financing on satisfactory terms, if at all

As of March 31, 2016, we had the following debt/credit facilities:

Facility	Debtor	Balance as of March 31, 2016
Loan and Security Agreement	Cherokee Financial, LLC	$1,125,000
Revolving Line of Credit	Crestmark Bank	$621,000

Working Capital

Our working capital was $929,000 at March 31, 2016; this is a decrease of $203,000 when compared to working capital of $1,132,000 at March 31, 2015; and an increase of $42,000 when compared to working capital at December 31, 2015. These changes in working capital are primarily due to the reclassification of debt issuance cost and deferred finance costs from an asset to a reduction against the long-term liability.

Dividends

We have never paid any dividends on our common shares and anticipate that all future earnings, if any, will be retained for use in our business, and therefore, we do not anticipate paying any cash dividends.

Cash Flows

Cash provided by operations of $172,000 for the First Quarter 2016 was comprised of net income of $1,000, a decrease in inventory of $104,000 and an increase in accounts payable of $98,000, offset by an increase in accounts receivable of $117,000. It was also affected by non-cash charges of amortization, depreciation and share-based payment in the amount of $69,000.

Cash provided by operations of $177,000 for the First Quarter 2015 is comprised of a net loss of $45,000 plus a an increase in inventory of $111,000 and offset by a decrease in accounts receivable of $168,000, a decrease in accrued expense of $18,000 and an increase in wages payable of $38,000. It was also affected by non-cash changes of amortization and depreciation of $67,000.

Net cash used in investing activities consisting of patent costs remains low at $3,000 and $2,000 for the First Quarter 2016 and First Quarter 2015, respectively.

Net cash used in financing activities for the First Quarter 2016 consisted solely of payments on our line of credit and other debt financings, offset by proceeds from our line of credit.

Net cash used in financing activities for the First Quarter 2015 consisted solely of payments on our line of credit and other debt financing, offset by proceeds from a debt refinancing

At March 31, 2016, we had cash and cash equivalents of $97,000. The use in cash over the last 12-18 months stems primarily from costs associated with regulatory filings, payments on deferred compensation, equipment purchases and consolidation costs.

Outlook/Risk

We do not expect significant increases in expenses in the year ending December 31, 2016 (“2016”) and we continue to take steps to ensure that operating expenses and manufacturing costs remain in line with sales levels. In 2016, we are focusing our efforts on improving sales. Such steps include, but are not limited to, obtaining an over-the-counter marketing clearance from FDA for one of our all-inclusive drug testing cups (allowing us to further penetrate Clinical markets such as pain management and drug treatment), and entering into strategic relationships with third parties to offer additional services (such as toxicology management services) to our customers (thereby increasing product sales and generating other revenue from the sale of services). In addition, in the second quarter of the year ending December 31, 2016, we expect to receive our final payment of $150,000 related to a tech transfer with one of our contract-manufacturing customers.

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

Item 1A. Risk Factors

There have been no material changes to our risk factors set forth in Part I, Item 1A, in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As previously indicated earlier in this report under Note E, in March 2016, we instructed our transfer agent to issue 600,000 restricted shares of our common stock to Cherokee Financial, LLC (“Cherokee”) in connection with a existing provision in our Loan and Security Agreement entered into with Cherokee in March 2015. The transfer agent issued these shares on April 5, 2016. The Company did not receive any proceeds from this issuance.

In addition, we instructed our transfer agent to issue 196,000 restricted shares of common stock to Cantone Research, Inc. in connection with an existing provision in our Loan and Security Agreement with Cherokee. The transfer agent issued these shares on April 5, 2016. The Company did not receive any proceeds from this issuance.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.	Exhibits

	31.1/31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer/Chief Financial Officer

	32.1/32.2	Certification of the Chief Executive Officer/Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	101	The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheet, (ii) Condensed Statements of Income (iii) Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN BIO MEDICA CORPORATION
(Registrant)

By:	/s/ Melissa A. Waterhouse
Melissa A. Waterhouse
Chief Executive Officer (Principal Executive Officer)
Principal Financial Officer
Principal Accounting Officer

 Dated: May 16, 2016

