Form 10-Q
period 2016-06-30
AMERICAN BIO MEDICA CORP
filed 2016-08-15
CIK 896747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

27,271,408 Common Shares as of August 12, 2016

American Bio Medica Corporation

Index to Quarterly Report on Form 10-Q

For the quarter ended June 30, 2016

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

American Bio Medica Corporation
Condensed Balance Sheets

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$178,000	$158,000
Accounts receivable, net of allowance for doubtful accounts of $50,000 at June 30, 2016 and December 31, 2015	720,000	672,000
Inventory, net of allowance of $474,000 at June 30, 2016 and $432,000 at December 31, 2015	1,610,000	1,746,000
Prepaid expenses and other current assets	63,000	40,000
Total current assets	2,571,000	2,616,000

Property, plant and equipment, net	866,000	910,000
Patents, net	71,000	67,000
Other assets	21,000	14,000
Deferred finance costs, net	63,000	79,000
Total assets	$3,592,000	$3,686,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$376,000	$373,000
Accrued expenses and other current liabilities	206,000	212,000
Wages payable	276,000	292,000
Line of credit	693,000	777,000
Current portion of long-term debt	75,000	75,000
Total current liabilities	1,626,000	1,729,000

Other liabilities	38,000	38,000
Related party note payable	124,000	124,000
Long-term debt, net of current portion	706,000	834,000
Total liabilities	2,494,000	2,725,000

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Preferred stock; par value $.01 per share; 5,000,000 shares authorized, none issued and outstanding at June 30, 2016 and December 31, 2015	0	0
Common stock; par value $.01 per share; 50,000,000 shares authorized; 27,271,408 issued and outstanding at June 30, 2016 and 26,032,930 issued and outstanding at December 31, 2015	273,000	260,000
Additional paid-in capital	20,824,000	20,656,000
Accumulated deficit	(19,999,000)	(19,955,000)

Total stockholders’ equity	1,098,000	961,000

Total liabilities and stockholders’ equity	$3,592,000	$3,686,000

The accompanying notes are an integral part of the condensed financial statements

American Bio Medica Corporation

Condensed Statements of Operations

(Unaudited)

	For The Six Months Ended
	June 30,
	2016	2015

Net sales	$2,975,000	$3,195,000

Cost of goods sold	1,636,000	1,721,000

Gross profit	1,339,000	1,474,000

Operating expenses:
Research and development	109,000	80,000
Selling and marketing	551,000	608,000
General and administrative	756,000	926,000
	1,416,000	1,614,000

Operating loss	(77,000)	(140,000)

Other income / (expense):
Interest income	0	(1,000)
Interest expense	(120,000)	(134,000)
Other income, net	155,000	147,000
	35,000	12,000

Net loss before tax	(42,000)	(128,000)

Income tax expense	(1,000)	0

Net loss	$(43,000)	$(128,000)

Basic and diluted loss per common share	$(0.00)	$(0.01)

Weighted average number of shares outstanding – basic & diluted	26,940,917	26,032,930

The accompanying notes are an integral part of the condensed financial statements

American Bio Medica Corporation

Condensed Statements of Operations

(Unaudited)

	For The Three Months Ended
	June 30,
	2016	2015

Net sales	$1,505,000	$1,693,000

Cost of goods sold	796,000	919,000

Gross profit	709,000	774,000

Operating expenses:
Research and development	55,000	51,000
Selling and marketing	282,000	308,000
General and administrative	358,000	503,000
	695,000	862,000

Operating income / (loss)	14,000	(88,000)

Other income / (expense):
Other income	6,000	75,000
Interest income	0	0
Interest expense	(64,000)	(70,000)
	(58,000)	5,000

Net loss before tax	(44,000)	(83,000)

Income tax expense	0	0

Net loss	$(44,000)	$(83,000)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of shares outstanding – basic & diluted	27,271,408	26,032,930

The accompanying notes are an integral part of the condensed financial statements

American Bio Medica Corporation

Condensed Statements of Cash Flows

(Unaudited)

	For The Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(43,000)	$(128,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	46,000	45,000
Amortization of deferred finance and debt discount	59,000	164,000
Provision for bad debts	0	4,000
Provision for slow moving and obsolete inventory	42,000	42,000
Share-based payment expense	36,000	18,000
Changes in:
Accounts receivable	(48,000)	(49,000)
Inventory	93,000	(144,000)
Prepaid expenses and other current assets	19,000	(11,000)
Accounts payable	3,000	98,000
Accrued expenses and other current liabilities	(6,000)	(2,000)
Wages payable	(16,000)	54,000
Net cash provided by operating activities	185,000	91,000

Cash flows from investing activities:
Purchase of property, plant and equipment	0	(4,000)
Patent application costs	(6,000)	(3,000)
Net cash (used in) investing activities	(6,000)	(7,000)

Cash flows from financing activities:
Proceeds (payments) on debt financing	(75,000)	(1,070,000)
Proceeds from refinance	0	1,200,000
Deferred finance costs	0	(130,000)
Proceeds from lines of credit	3,095,000	3,483,000
Payments on lines of credit	(3,179,000)	(3,486,000)
Net cash (used in) financing activities	(159,000)	(3,000)

Net Increase / (decrease) in cash and cash equivalents	20,000	81,000
Cash and cash equivalents – beginning of period	158,000	352,000

Cash and cash equivalents - end of period	$178,000	$433,000

Supplemental disclosures of cash flow information
Cash paid during period for interest	$79,000	$131,000
Cash paid during period for taxes	$1,000	$0
Consulting expense prepaid with restricted stock	$49,000	$0
Debt issuance cost paid with restricted stock	$96,000	$0

The accompanying notes are an integral part of the condensed financial statements

Notes to condensed financial statements (unaudited)

June 30, 2016

Note A – Basis of Reporting

The accompanying unaudited interim condensed financial statements of American Bio Medica Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. Accordingly, these unaudited interim condensed financial statements do not include all information and footnotes required by U.S. GAAP for complete financial statement presentation. These unaudited interim condensed financial statements should be read in conjunction with audited financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. In the opinion of management, the interim condensed financial statements include all normal, recurring adjustments which are considered necessary for a fair presentation of the financial position of the Company at June 30, 2016, the results of operations for the three and six month periods ended June 30, 2016 and June 30, 2015, and cash flows for the six month periods ended June 30, 2016, and June 30, 2015.

Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of results that may be expected for the year ending December 31, 2016. Amounts at December 31, 2015 are derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Reclassifications have been made to the audited financial statements for the year ended December 31, 2015 to conform to the presentation of the financial statements for the three and six months ended June 30, 2016.

During the six months ended June 30, 2016, there were no significant changes to the Company’s critical accounting policies, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Recent Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition. The update’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. Examples of the use of judgments and estimates may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The update also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The update provides for two transition methods to the new guidance: a retrospective approach and a modified retrospective approach. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, as a revision to ASU 2014-09, which revised the effective date to fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted but not prior to periods beginning after December 15, 2016 (i.e. the original adoption date per ASU No. 2014-09). In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations, which clarifies certain aspects of the principal-versus-agent guidance, including how an entity should identify the unit of accounting for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements, such as service transactions. The amendments also reframe the indicators to focus on evidence that an entity is acting as a principal rather than as an agent. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which clarifies how an entity should evaluate the nature of its promise in granting a license of intellectual property, which will determine whether it recognizes revenue over time or at a point in time. The amendments also clarify when a promised good or service is separately identifiable (i.e., distinct within the context of the contract) and allow entities to disregard items that are immaterial in the context of a contract. And finally, in May 2016, FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers”. This update amends the new revenue recognition guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. The amendments also clarify how an entity should evaluate the collectability threshold and when an entity can recognize nonrefundable consideration received as revenue if an arrangement does not meet the standard's contract criteria. We are currently evaluating the transition methods and the impact of adoption of this ASU on our consolidated financial statements.

There are no other accounting pronouncements issues during the three months ended June 30, 2016 that are expected to have or that could have a significant impact on our financial position or results of operations.

Recently Adopted Standards

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

The Company also adopted ASU No. 2015-15 (Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line of Credit Arrangements) in the first quarter 2016; ASU No. 2015-15 clarifies guidance on the presentation and subsequent measurement of debt issuance costs associated with line of credit arrangements. The adoption of ASU No. 2015-15 did not have any impact on our financials statements.

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

Reclassifications

Certain items have been reclassified from the prior years to conform to the current year presentation. More specifically, certain debt issuance costs and deferred finance costs were reclassified from an asset to a reduction against the long-term liability (as a result of the adoption of ASU No. 2015-03), and $75,000 that was originally recorded in net sales in the three and six months ended June 30, 2015 was reclassified as other income in this report.

Note B – Inventory

Inventory is comprised of the following:

	June 30, 2016	December 31, 2015

Raw Materials	$1,157,000	$1,208,000
Work In Process	394,000	399,000
Finished Goods	533,000	571,000
Allowance for slow moving and obsolete inventory	(474,000)	(432,000)
	$1,610,000	$1,746,000

Note C – Net Loss Per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted average number of outstanding common shares during the period. Diluted net loss per common share includes the weighted average dilutive effect of stock options and warrants. Potential common shares outstanding as of June 30, 2016 and 2015:

	June 30, 2016	June 30, 2015

Warrants	2,385,000	3,303,000
Options	2,187,000	1,547,000
	4,572,000	4,850,000

The number of securities not included in the diluted net loss per share for the three and six months ended June 30, 2016 (because the effect would have been anti-dilutive) was 4,572,000.

The number of securities not included in the diluted net loss per share for the three and six months ended June 30, 2015 (because the effect would have been anti-dilutive) was 4,850,000.

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

Note E – Line of Credit and Debt

	June 30, 2016	December 31, 2015
Loan and Security Agreement with Cherokee Financial, LLC: 5 year note at an annual interest rate of 8% plus a 1% annual oversight fee, interest only and oversight fee paid quarterly with first payment being due on May 15, 2015, annual principal reduction payment of $75,000 due each year beginning on February 15, 2016, with a final balloon payment being due on February 15, 2020. Loan is collateralized by a first security interest in building, land and property.	$1,125,000	$1,200,000
Crestmark Line of Credit: 3 year line of credit with interest payable at a variable rate based on WSJ Prime plus 2% with a floor or 5.25%; loan fee of 0.5% annually & monthly maintenance fee of 0.3% on actual loan balance from prior month. Early termination fee of 3% if terminated in year 1 and 2% if terminated in year 2 or after (and prior to natural expiration). Loan is collateralized by first security interest in receivables and inventory.	693,000	777,000
	1,818,000	1,977,000
Less debt discount & issuance costs (Cherokee Financial, LLC Loan)	(344,000)	(291,000)
Total debt	$1,474,000	$1,686,000

Current portion	$768,000	$852,000
Long-term portion	$706,000	$834,000

LOAN AND SECURITY AGREEMENT WITH CHEROKEE FINANCIAL, LLC

On March 26, 2015, the Company entered into a LSA with Cherokee Financial, LLC (“Cherokee”). The purpose of the Cherokee Loan and Security Agreement (the “Cherokee LSA”) was to refinance, at a better interest rate, the Company’s Series A Debentures and Cantone Asset Management Bridge Loan (both of which matured on February 1, 2015), as well as the Company’s Mortgage Consolidation Loan with First Niagara Bank (“First Niagara”). The loan is collateralized by a first security interest in real estate and machinery and equipment. Under the Cherokee LSA, the Company was provided the sum of $1,200,000 in the form of a 5-year Note at an annual interest rate of 8%. The Company will make interest only payments quarterly on the Cherokee Note, with the first interest payment paid on May 15, 2015. The Company is also required to make an annual principal reduction payment of $75,000 on each anniversary of the date of the closing; with the first principal reduction payment being paid on February 15, 2016. A final balloon payment is due on March 26, 2020. In addition to the 8% interest, the Company pays Cherokee a 1% annual fee (in cash and paid contemporaneously with payment of quarterly interest) for oversight and administration of the loan. The Company can pay off the Cherokee Note at anytime with no penalty; except that a 1% administration fee would be required to be paid to Cherokee to close out all participations.

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

The Company recognized $89,000 in interest expense related to the Cherokee LSA in the six months ended June 30, 2016 (of which $41,000 is debt issuance cost amortization recorded as interest expense as a result of the adoption of new accounting standards in the first quarter of 2016) and, $43,000 in interest expense in the six months ended June 30, 2015 (of which $18,000 is debt issuance costs reclassified as interest expense). The Company recognized $47,000 in interest expense related to the Cherokee LSA in the three months ended June 30, 2016 (of which $23,000 is debt issuance cost amortization recorded as interest expense as a result of the adoption of new accounting standards in the first quarter of 2016), and $43,000 in interest expense in the three months ended June 30, 2015 (of which $18,000 is debt issuance costs reclassified as interest expense).

The Company had $16,000 in accrued interest expense at June 30, 2016 and the Company had $12,000 in accrued interest expense at June 30, 2015.

As of June 30, 2016, the balance on the Cherokee LSA was $1,125,000, however the discounted balance was $781,000. As of December 31, 2015, the balance on the Cherokee LSA was $1,200,000, however the discounted balance was $909,000.

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

So long as any obligations are due to Crestmark, the Company must comply with a minimum Tangible Net Worth (“TNW”) Covenant. Under the LSA, as amended, the Company must maintain a TNW of at least $650,000. Additionally, if a quarterly net income is reported, the TNW covenant will increase by 50% of the reported net income. If a quarterly net loss is reported, the TNW covenant will remain the same as the prior quarter’s covenant amount. TNW is defined as: Total Assets less Total Liabilities less the sum of (i) the aggregate amount of non-trade accounts receivables, including accounts receivables from affiliated or related persons, (ii) prepaid expenses, (iii) deposits, (iv) net lease hold improvements, (v) goodwill and (vi) any other asset that would be treated as an intangible asset under GAAP; plus Subordinated Debt. Subordinated Debt means any and all indebtedness presently or in the future incurred by the Company to any creditor of the Company entering into a written subordination agreement with Crestmark. The Company is in compliance with this covenant at June 30, 2016.

If the Company terminates the LSA in year 2 (its current year of the LSA) or anytime prior to the 3-year anniversary of the LSA, an early exit fee of 2% of the Maximum Amount (plus any additional amounts owed to Crestmark at the time of termination) would be due.

In the event of a default of the LSA, which includes but is not limited to, failure of the Company to make any payment when due and non-compliance with the TNW covenant, Crestmark is permitted to charge an Extra Rate. The Extra Rate is the Company’s then current interest rate plus 12.75% per annum.

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

In addition to the Loan Fee paid to Crestmark on the Closing Date, the Company had to pay a Success Fee (i.e. early termination fee) to Imperium in the amount of $50,000 on the Closing Date, and a Broker’s Fee of 5%, or $75,000, to Landmark Pegasus Inc. Prior to the Closing, the Company paid $12,000 in due diligence fees to Crestmark. The Company also incurred $3,000 of its own legal costs related to the Crestmark Line of Credit. With the exception of the early term fee ($50,000) paid to Imperium (which was expensed fully in the year ended December 31, 2015), these expenses are all being amortized over the term of the Crestmark Line of Credit, or three years. The Company recognized $16,000 of this expense in the six months ended June 30, 2016 and $0 in expense in the six months ended June 30, 2015 (as the Crestmark Line of Credit was not in place until June 2015). The Company recognized $8,000 of this expense in the three months ended June 30, 2016, and $0 of costs in the three months ended June 30, 2015 (as the Crestmark Line of Credit was not in place until June 2015.

The Company recognized $31,000 in interest expense related to the Crestmark Line of Credit in the six months ended June 30, 2016 and $0 in interest expense in the six months ended June 30, 2015 (as the closing of the Crestmark Line of Credit was not until June 29, 2015). The Company recognized $16,000 in interest expense related to the Crestmark Line of Credit in the three months ended June 30, 2016, and $0 in interest expense in the three months ended June 30, 2015 (as the closing of the Crestmark Line of Credit was not until June 29, 2015).

Given the nature of the administration of the Crestmark Line of Credit, at June 30, 2016, the Company had $0 in accrued interest expense related to the Crestmark Line of Credit, and there is $0 in additional availability under the Crestmark Line of Credit.

As of June 30, 2016, the balance on the Crestmark Line of Credit was $693,000, and as of December 31, 2015, the balance on the Crestmark Line of Credit was $777,000.

PRIOR DEBT INSTRUMENTS AFFECTING PRIOR PERIOD

FIRST NIAGARA: MORTGAGE CONSOLIDATION LOAN

The Company refinanced the mortgage consolidation loan with First Niagara in March 2015. The six and three months ended June 30, 2016 did not include any expense related to First Niagara loan, while the six and three months ended June 30, 2015 included $5,000 in interest expense.

DEBENTURE FINANCING/BRIDGE LOAN

The Company refinanced the Series A Debentures and associated bridge loan in March 2015. The six and three months ended June 30, 2016 did not include any expense related to the Series A Debentures while the six months ended June 30, 2015 included $38,000 in interest expense and the three months ended June 30, 2015 included $5,000 in interest expense.

Line of Credit with Imperium

The Company refinanced its line of credit with Imperium in June 2015. The six and three months ended June 30, 2016 did not include any expense related to the Imperium Line of Credit while the three and six months ended June 30, 2015 included $34,000 in debt issuance costs, and $27,000 in interest expense.

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

During the three months ended June 30, 2016, the Company issued options to purchase 20,000 shares of common stock to each of its four non-employee board members as an annual stock option grant (for a total of 80,000 options) under the 2001 Plan. During the three months ended June 30, 2015, the Company issued options to purchase 20,000 shares of common stock to each of its four non-employee board members as an annual stock option grant (for a total of 80,000 options) under the 2001 Plan.

Stock option activity for the six months ended June 30, 2016 and the six months ended June 30, 2015 is summarized as follows (the figures contained within the tables below have been rounded to the nearest thousand):

	Six months ended June 30, 2016			Six months ended June 30, 2015
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of June 30, 2016	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of June 30, 2015
Options outstanding at beginning of period	1,435,000	$0.14		1,295,000	$0.23
Granted	830,000	$0.11		340,000	$0.12
Exercised	0	NA		0	NA
Cancelled/expired	(78,000)	$0.18		(88,000)	$0.95
Options outstanding at end of period	2,187,000	$0.13	$16,000	1,547,000	$0.19	$9,000
Options exercisable at end of period	1,189,000	$0.14		1,105,000	$0.22

The following table summarizes weighted-average assumptions using the Black-Scholes option-pricing model used on the date of the grants issued during the six months ended June 30, 2016 and 2015:

Six month ended
	June 30, 2016	June 30, 2015
Volatility	62% - 66%	63% - 64%
Expected term (years)	10 years	10 years
Risk-free interest rate	1.57% - 1.94%	1.92 – 2.33%%
Dividend yield	0%	0%

The Company recognized $36,000 in share based payment expense in the six months ended June 30, 2016 and $18,000 in share based payment expense in the six months ended June 30, 2015. The Company recognized $17,000 in share based payment expense in the three months ended June 30, 2016 and $8,000 in share based payment expense in the three months ended June 30, 2015.

As of June 30, 2016, there was approximately $95,000 of total unrecognized compensation cost related to non-vested stock options, which vest over time. This cost is expected to be recognized over a period of 12-23 months.

Warrants

Warrant activity during the six months ended June 30, 2016 and the six months ended June 30, 2015 is summarized as follows:

	Six month ended June 30, 2016			Six months ended June 30, 2015
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of June 30, 2016	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of June 30, 2015
Warrants outstanding at beginning of period	2,385,000	$0.17		3,303,000	$0.17
Granted	0	NA		0	NA
Exercised	0	NA		0	NA
Cancelled/expired	0	NA		0	NA
Warrants outstanding at end of period	2,385,000	$0.17	$0	3,303,000	$0.17	$0
Warrants exercisable at end of period	2,385,000	$0.17		3,303,000	$0.17

The Company recognized $0 in debt issuance and deferred finance costs related to the issuance of the above warrants outstanding in the six months ended June 30, 2016, and $100,000 in debt issuance and deferred finance costs in the six months ended June 30, 2015. The Company recognized $0 in debt issuance and deferred finance costs related to the issuance of the above warrants outstanding in the three months ended June 30, 2016, and $75,000 in debt issuance and deferred finance costs in the three months ended June 30, 2015.

As of June 30, 2016, there was $0 of total unrecognized expense due to acceleration of the expense when the Imperium line of credit was refinanced in June 2015.

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

Overview/Plan of Operations

Our ability to maintain and increase sales continues to be impacted by a very cost-competitive market currently dominated by products made outside of the United States. Even with the sales decline, we were able to improve results from operations and decrease the net loss to shareholders.

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

The salary and commission deferral program continued in the three months ended June 30, 2016. The deferral program consists of a 20% salary deferral for our executive officer (Melissa Waterhouse), and our non-executive VP Operations, as well as a 20% commission deferral for a sales consultant. As of June 30, 2016, we had total deferred compensation owed of $191,000. Over the course of the program, we repaid portions of the deferred compensation (with $42,000 in payments in the six months ended June 30, 2016, and $77,000 in payments in the six months ended June 30, 2015). Additional payments were planned and made subsequent to the six months ended June 30, 2016 (with an additional $24,000 in payments made/planned). As cash flow from operations allows, we intend to continue to make paybacks, however the deferral program is continuing and we expect it will continue for up to another 12 months.

We continue to believe that new products and our ability to sell those products in new markets will be the primary future organic growth driver. In the year ended December 31, 2015, we began the process to receive a marketing clearance from the FDA to sell an all-inclusive, urine based, drug-testing cup to customers requiring a CLIA waived product, and we expect to receive a decision from FDA in the near future. In December 2015, we also completed development on a new assay for K2, or synthetic marijuana. We also have a number of new assays planned in research and development. We remain focused on selling our point of collection drugs of abuse tests, and growing our business through direct sales and select distributors.

In addition to plan for organic growth from the sales of our products, we have taken steps to diversify our revenue stream. Late in the first quarter of 2016, we signed an independent agent agreement with an entity that will allow us to sell a toxicology management service to our existing customers and new customers. We are currently looking at other potential relationships that would allow us to diversify our revenue stream.

Starting in September 2016 (originally the expectation was July 2016), we expect our contract manufacturing sales to decrease on an annual basis due to manufacturing shift with one of our contract customers. More specifically, as a result of a tech transfer with one of our customers, starting in September in 2016 the customer will become their own primary supplier with ABMC moving into a position of back up or secondary supplier. Although contract manufacturing is not considered a material portion of our net sales, given this expected change, we are making efforts to identify and secure new contract work and possible diversification alternatives. In connection with the tech transfer, we did receive a $300,000 tech transfer fee from this customer. We recognized other income of $155,000 in the six months ended June 30, 2016 and $147,000 in the six month ended June 30, 2015.

Our continued existence is dependent upon several factors, including our ability to raise revenue levels (either organically or through diversification), control costs to generate positive cash flows, maintain our current credit facilities or refinance our current credit facilities if necessary, and if needed, the ability to obtain working capital by selling additional shares of our common stock.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2016

COMPARED TO THE SIX MONTHs ended June 30, 2015

NET SALES: Net sales in the six months ended June 30, 2016 declined 6.9% when compared to net sales in the six months ended June 30, 2015. The decline in sales is primarily from a decline in direct sales in our inside sales department (which sells primarily to the clinical market) along with a slight decline in international and contract manufacturing sales. In international sales, the decline was due to a slight decline in Latin American sales offset by an increase in sales in other parts of the world. In contract manufacturing, sales to one customer decreased, however, that decline was offset by an increase in sales from our other customer. Overall, these declines were partially offset by an increase in government sales and national account sales. The increase in government sales stems from new customers in government sales and increased sales under our current contracts.

Our primary markets continue to be extremely price-competitive. Our latest all-inclusive cup is having some success in competing against lower priced products manufactured outside of the US. We are hopeful that when/if over-the-counter clearance is received by FDA for our all-inclusive drug testing cup, we will be able to garner new sales in clinical markets (such as pain management and drug treatment) because although price is always a factor, quality and accuracy are equally important in these clinical markets.

In addition, late in the first quarter 2016, we entered into an independent agent agreement with a company that offers a toxicology management service. We believe a number of our current customers will find this offering complimentary to the drug testing products we provide and that new customers will also desire this service. We expected to receive compensation under this agreement starting in the second quarter of 2016, however, although customers were signed up in the three months ended June 30, 2016, we did not receive any actual revenues from this new relationship in the six months ended June 30, 2016.

GROSS PROFIT: Gross profit decreased to 45.0% of net sales in the six months ended June 30, 2016, from 46.1% of net sales in the six months ended June 30, 2015. The decrease in gross profit stems primarily from the fact that we produced less testing strips in the six months ended June 30, 2016, thereby decreasing manufacturing efficiencies.

OPERATING EXPENSES: Operating expenses decreased 12.3% in the six months ended June 30, 2016, compared to the six months ended June 30, 2015. Research and Development expense increased while Selling and Marketing and General and Administrative expenses declined. More specifically:

Research and development (“R&D”)

R&D expense increased 36.2% when comparing the six months ended June 30, 2016 with the six months ended June 30, 2015. Increased FDA compliance costs (due to timing of actions taken related to our marketing application to the FDA) were minimally offset by reductions in utilities (as a result of timing of the consolidation of our New Jersey facility in late December 2014; i.e. the first quarter of 2015 included costs associated with the actual consolidation efforts), and reductions in supplies and materials. Our R&D department will continue to focus their efforts on the enhancement of current products, the development of new testing assays, new product platforms and the evaluation of contract manufacturing opportunities.

Selling and marketing

Selling and marketing expense in the six months ended June 30, 2016 decreased 9.4% when compared to the six months ended June 30, 2015. Decreases in sales salaries and travel expense (due to decreased sales personnel), commissions (due to decreased product sales and more changes to commission structure in the first quarter 2016), and telephone expense were partially offset by increases in consulting fees (due to the retention of a criminal justice marketing consultant in early 2016) and customer relations fees (related to one of our contract manufacturing customers). Our direct sales force will continue to focus their efforts in our target markets, which include, but are not limited to, Workplace, Government, and Clinical (i.e. pain management and drug treatment) and in the forensic and international markets for our oral fluid product. Staring in April 2016, our sales force started to promote the toxicology management service to current and potential new customers, and we expect these efforts to continue throughout the year ending December 31, 2016.

General and administrative (“G&A”)

G&A expense decreased 18.4% in the six months ended June 30, 2016 when compared to G&A expense in the six months ended June 30, 2015. Consulting, broker and legal fees decreased (all as a result of reduced debt refinancing activity), government contract administrative fees decreased (due to decreased sales under certain contracts) and bank service fees decreased (as a result of less collateral monitoring charges on our line of credit). These reductions were partially offset by increased investor relations costs (associated with investor travel and news dissemination), shipping supplies (associated with certain packaging previously being inventoried in the six months ended June 30, 2015 and now being expensed in the six months ended June 30, 2016), and accounting fees (due to the cross-over of two accounting firms). Share based payment expense also increased in the six months ended June 30, 2016 to $36,000 from $18,000 in the six months ended June 30, 2015. This stems primarily from stock based compensation related to options issued to our CEO in January 2016.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2016

COMPARED TO THE THREE MONTHs ended June 30, 2015

NET SALES: Net sales in the three months ended June 30, 2016 declined 11.1% when compared to net sales in the three months ended June 30, 2015. The decline in sales is primarily from a decline in direct sales in our inside sales department (which sells primarily to the clinical market) along with a decline in contract manufacturing sales. These declines were partially offset by increased government sales and national account sales. The increase in government sales stems from new customers in government sales and increased sales under our current contracts. International sales also improved due to increased sales in Latin America in the three months ended June 30, 2016, when compared to the three months ended June 30, 2015.

Our primary markets continue to be extremely price-competitive. Our latest all-inclusive cup is having some success in competing against lower priced products manufactured outside of the US. We are hopeful that when/if over-the-counter clearance is received by FDA for our all-inclusive drug testing cup, we will be able to garner new sales in clinical markets (such as pain management and drug treatment) because although price is always a factor, quality and accuracy are equally important in these clinical markets.

In addition, late in the first quarter 2016, we entered into an independent agent agreement with a company that offers a toxicology management service. We believe a number of our current customers will find this offering complimentary to the drug testing products we provide and that new customers will also desire this service. We expected to receive compensation under this agreement starting in the second quarter of 2016, however, although customers were signed up in the three months ended June 30, 2016, we did not receive any actual revenues from this new relationship in the three months ended June 30, 2016.

GROSS PROFIT: Gross profit increased to 47.1% of net sales in the three months ended June 30, 2016, from 45.7% of net sales in the three months ended June 30, 2015. The increase in gross profit stems primarily from the fact that we produced more testing strips in the three months ended June 30, 2016, thereby increasing manufacturing efficiencies.

OPERATING EXPENSES: Operating expenses decreased 21.0% in the three months ended June 30, 2016, compared to the three months ended June 30, 2015. Research and Development expense increased slightly while Selling and Marketing and General and Administrative expenses declined. More specifically:

Research and development (“R&D”)

R&D expense increased 7.8% when comparing the three months ended June 30, 2016 with the three months ended June 30, 2015. Increased FDA compliance costs (due to timing of actions taken related to our marketing application to the FDA) were offset by reductions in supplies and materials. Our R&D department will continue to focus their efforts on the enhancement of current products, the development of new testing assays, new product platforms and the evaluation of contract manufacturing opportunities.

Selling and marketing

Selling and marketing expense in the three months ended June 30, 2016 decreased 8.7% when compared to the three months ended June 30, 2015. Decreases in sales salaries and travel expense (due to decreased sales personnel), commissions (due to decreased product sales and more changes to commission structure in the first quarter 2016), and telephone expense were partially offset by increases in postage, consulting fees (due to the retention of a criminal justice marketing consultant in early 2016) and customer relations fees (related to one of our contract manufacturing customers). Our direct sales force will continue to focus their efforts in our target markets, which include, but are not limited to, Workplace, Government, and Clinical (i.e. pain management and drug treatment) and in the forensic and international markets for our oral fluid product. Staring in April 2016, our sales force started to promote the toxicology management service to current and potential new customers, and we expect these efforts to continue throughout the year ending December 31, 2016.

General and administrative (“G&A”)

G&A expense decreased 28.7% in the three months ended June 30, 2016 when compared to G&A expense in the three months ended June 30, 2015. Consulting, broker and legal fees decreased (all as a result of reduced debt refinancing activity), government contract administrative fees decreased (due to decreased sales under certain contracts), bank service fees decreased (as a result of less collateral monitoring charges on our line of credit) and telephone expense decreased. These reductions were slightly offset by increased share based payment expense in the three months ended June 30, 2016 to $17,000 from $8,000 in the three months ended June 30, 2015. This stems primarily from stock based compensation related to options issued to our CEO in January 2016.

Liquidity and Capital Resources as of June 30, 2016

Our cash requirements depend on numerous factors, including but not limited to manufacturing costs (such as raw materials, equipment, etc.), selling and marketing initiatives, product development activities, regulatory costs, and effective management of inventory levels and production levels in response to sales forecasts. We expect to devote capital resources to continue selling and marketing initiatives and product development/research and development activities. We are examining other growth opportunities including strategic alliances and expect such activities will be funded from existing cash and cash equivalents, and/or the issuance of additional equity or additional borrowings, subject to market and other conditions. Our financial statements for the year ended December 31, 2015 were prepared assuming we will continue as a going concern. Although our financial condition has improved when comparing the six months ended June 30, 2016 with the six months ended June 30, 2015, our current cash balances, together with cash generated from future operations and amounts available under our credit facilities may not be sufficient to fund operations for the next twelve months. Our current line of credit has a term of 3 years, expiring on June 29, 2018 and has a maximum availability of $1,500,000. However, the amount available under our line of credit is based upon our accounts receivable and inventory. As of June 30, 2016, there were no additional amounts available under our line of credit because we draw any balance available on a daily basis. If sales levels decline further, we will have reduced availability on our line of credit due to decreased accounts receivable balances. In addition, we would expect our inventory levels to decrease if sales levels decline further, and this also means reduced availability on our line of credit. If availability under our line of credit is not sufficient to satisfy our working capital and capital expenditure requirements, we will be required to obtain additional credit facilities or sell additional equity securities. There is no assurance that such financing will be available or that we will be able to complete financing on satisfactory terms, if at all,

As of June 30, 2016, we had the following debt/credit facilities:

Facility	Debtor	Balance as of June 30, 2016
Loan and Security Agreement	Cherokee Financial, LLC	$1,125,000
Revolving Line of Credit	Crestmark Bank	$693,000

Working Capital

Our working capital was $945,000 at June 30, 2016; this is an increase of $58,000 when compared to working capital at December 31, 2015. The increase in working capital is primarily due to an increase in accounts receivables and a lower line of credit balance, partially offset by a decrease in inventory.

Dividends

We have never paid any dividends on our common shares and anticipate that all future earnings, if any, will be retained for use in our business, and therefore, we do not anticipate paying any cash dividends.

Cash Flow, Outlook/Risk

We do not expect significant increases in expenses in the year ending December 31, 2016 and we continue to take steps to ensure that operating expenses and manufacturing costs remain in line with sales levels. In 2016, we are focusing our efforts on improving sales. Such steps include, but are not limited to, obtaining an over-the-counter marketing clearance from FDA for one of our all-inclusive drug testing cups (allowing us to further penetrate Clinical markets such as pain management and drug treatment), and entering into strategic relationships with third parties to offer additional services (such as toxicology management services) to our customers (thereby increasing product sales and generating other revenue from the sale of services). We expect to utilize cash resources to complete this application process and to take other steps that would results in increase sales. None of these efforts related to sales, or any other efforts being untaken related to other operational activities are expected to result in a substantial increase in cash requirements. In the three months ended June 30, 2016, we received our final payment of $150,000 related to a tech transfer with one of our contract-manufacturing customers. We believe our current line of credit (and advance rates) are adequate for our cash requirements in the year ending December 31, 2016.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1/31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer/Chief Financial Officer
32.1/32.2	Certification of the Chief Executive Officer/Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheet, (ii) Condensed Statements of Income (iii) Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN BIO MEDICA CORPORATION
(Registrant)

By: /s/ Melissa A. Waterhouse
Melissa A. Waterhouse
Chief Executive Officer (Principal Executive Officer)
Principal Financial Officer
Principal Accounting Officer

Dated: August 15, 2016

