Form 10-Q
period 2016-09-30
AMERICAN BIO MEDICA CORP
filed 2016-11-14
CIK 896747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

28,458,173 Common Shares as of November 14, 2016

American Bio Medica Corporation

Index to Quarterly Report on Form 10-Q

For the quarter ended September 30, 2016

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

American Bio Medica Corporation

Condensed Balance Sheets

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$221,000	$158,000
Accounts receivable, net of allowance for doubtful accounts of $50,000 at September 30, 2016 and December 31, 2015	721,000	672,000
Inventory, net of allowance of $495,000 at September 30, 2016 and $432,000 at December 31, 2015	1,556,000	1,746,000
Prepaid expenses and other current assets	61,000	40,000
Total current assets	2,559,000	2,616,000

Property, plant and equipment, net	844,000	910,000
Patents, net	70,000	67,000
Other assets	21,000	14,000
Deferred finance costs – line of credit, net	55,000	79,000
Total assets	$3,549,000	$3,686,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$305,000	$373,000
Accrued expenses and other current liabilities	225,000	212,000
Wages payable	281,000	292,000
Line of credit	736,000	777,000
Current portion of long-term debt	75,000	75,000
Total current liabilities	1,622,000	1,729,000

Other liabilities	19,000	38,000
Related party note payable	0	124,000
Long-term debt, net of current portion and deferred finance costs	730,000	834,000
Total liabilities	2,371,000	2,725,000

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Preferred stock; par value $.01 per share; 5,000,000 shares authorized, none issued and outstanding at September 30, 2016 and December 31, 2015	0	0
Common stock; par value $.01 per share; 50,000,000 shares authorized; 28,458,173 issued and outstanding at September 30, 2016 and 26,032,930 issued and outstanding at December 31, 2015	285,000	260,000
Additional paid-in capital	20,979,000	20,656,000
Accumulated deficit	(20,086,000)	(19,955,000)

Total stockholders’ equity	1,178,000	961,000

Total liabilities and stockholders’ equity	$3,549,000	$3,686,000

The accompanying notes are an integral part of the condensed financial statements

American Bio Medica Corporation

Condensed Statements of Operations

(Unaudited)

	For The Nine Months Ended
	September 30,
	2016	2015

Net sales	$4,392,000	$4,785,000

Cost of goods sold	2,441,000	2,543,000

Gross profit	1,951,000	2,242,000

Operating expenses:
Research and development	136,000	125,000
Selling and marketing	827,000	899,000
General and administrative	1,124,000	1,298,000
	2,087,000	2,322,000

Operating loss	(136,000)	(80,000)

Other income / (expense):
Interest income	0	(1,000)
Interest expense	(192,000)	(196,000)
Other income	200,000	147,000
	8,000	(50,000)

Net loss before tax	(128,000)	(130,000)

Income tax expense	(2,000)	0

Net loss	$(130,000)	$(130,000)

Basic and diluted loss per common share	$(0.01)	$(0.01)

Weighted average number of shares outstanding – basic & diluted	27,056,216	25,557,021

The accompanying notes are an integral part of the condensed financial statements

American Bio Medica Corporation

Condensed Statements of Operations

(Unaudited)

	For The Three Months Ended
	September 30,
	2016	2015

Net sales	$1,417,000	$1,590,000

Cost of goods sold	806,000	823,000

Gross profit	611,000	767,000

Operating expenses:
Research and development	28,000	45,000
Selling and marketing	275,000	291,000
General and administrative	368,000	370,000
	671,000	706,000

Operating income / (loss)	(60,000)	61,000

Other income / (expense):
Other income	44,000	0
Interest income	0	0
Interest expense	(71,000)	(63,000)
	(27,000)	(63,000)

Net loss before tax	(87,000)	(2,000)

Income tax expense	(1,000)	0

Net loss	$(88,000)	$(2,000)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of shares outstanding – basic & diluted	27,284,308	26,032,930

The accompanying notes are an integral part of the condensed financial statements

American Bio Medica Corporation

Condensed Statements of Cash Flows

(Unaudited)

	For The Nine Months Ended
	September 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(130,000)	$(130,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	69,000	70,000
Amortization of deferred finance and debt discount	90,000	187,000
Provision for bad debts	0	(1,000)
Provision for slow moving and obsolete inventory	63,000	63,000
Share-based payment expense	49,000	27,000
Changes in:
Accounts receivable	(49,000)	13,000
Inventory	127,000	(189,000)
Prepaid expenses and other current assets	21,000	5,000
Accounts payable	(38,000)	19,000
Accrued expenses and other current liabilities	(6,000)	18,000
Wages payable	(11,000)	23,000
Net cash provided by operating activities	185,000	105,000

Cash flows from investing activities:

Purchase of property, plant and equipment	0	(10,000)
Patent application costs	(6,000)	(4,000)
Net cash used in investing activities	(6,000)	(14,000)

Cash flows from financing activities:
Proceeds from (payments on) debt financing	(75,000)	130,000
Deferred finance costs	0	(205,000)
Proceeds from lines of credit	4,609,000	5,090,000
Payments on lines of credit	(4,650,000)	(5,234,000)
Net cash used in financing activities	(116,000)	(219,000)

Net Increase / (decrease) in cash and cash equivalents	63,000	(128,000)
Cash and cash equivalents – beginning of period	158,000	352,000

Cash and cash equivalents - end of period	$221,000	$224,000

Supplemental disclosures of cash flow information
Cash paid during period for interest	$119,000	$176,000
Cash paid during period for taxes	$2,000	$0
Consulting expense prepaid with restricted stock	$49,000	$0
Debt issuance cost paid with restricted stock	$96,000	$0
Related party note payable paid with restricted stock	$154,000	$0

The accompanying notes are an integral part of the condensed financial statements

Notes to condensed financial statements (unaudited)

September 30, 2016

Note A - Basis of Reporting

The accompanying unaudited interim condensed financial statements of American Bio Medica Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. Accordingly, these unaudited interim condensed financial statements do not include all information and footnotes required by U.S. GAAP for complete financial statement presentation. These unaudited interim condensed financial statements should be read in conjunction with audited financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. In the opinion of management, the interim condensed financial statements include all normal, recurring adjustments which are considered necessary for a fair presentation of the financial position of the Company September 30, 2016, the results of operations for the three and nine month periods ended September 30, 2016 and September 30, 2015, and cash flows for the nine month periods ended September 30, 2016, and September 30, 2015.

Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of results that may be expected for the year ending December 31, 2016. Amounts at December 31, 2015 are derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Reclassifications have been made to the audited financial statements for the year ended December 31, 2015 to conform to the presentation of the financial statements for the three and nine months ended September 30, 2016.

During the nine months ended September 30, 2016, there were no significant changes to the Company’s critical accounting policies, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Recent Accounting Standards

In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments”. The ASU addresses specific cash flow items with the objective of reducing existing diversity in practice, including the treatment of distributions received from equity method investees. The updated standard will be effective for the Company on January 1, 2018 and must be applied retrospectively to all periods presented; early adoption is permitted. The Company does not expect the updated standard to have a material impact on our financial position or results of operations.

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

Recently Adopted Standards

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs”. This Update is part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The Board received feedback that having different balance sheet presentation requirements for debt issuance costs and debt discount and premium creates unnecessary complexity. Recognizing debt issuance costs as a deferred charge (that is, an asset) also is different from the guidance in International Financial Reporting Standards (IFRS), which requires that transaction costs be deducted from the carrying value of the financial liability and not recorded as separate assets. Additionally, the requirement to recognize debt issuance costs as deferred charges conflicts with the guidance in FASB Concepts Statement No. 6, Elements of Financial Statements, which states that debt issuance costs are similar to debt discounts and in effect reduce the proceeds of borrowing, thereby increasing the effective interest rate. Concepts Statement 6 further states that debt issuance costs cannot be an asset because they provide no future economic benefit. To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. For public business entities, the amendments in this Update were effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company adopted this ASU in the first quarter 2016.

The Company also adopted ASU No. 2015-15, “Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line of Credit Arrangements” in the first quarter 2016; ASU No. 2015-15 clarifies guidance on the presentation and subsequent measurement of debt issuance costs associated with line of credit arrangements. The adoption of ASU No. 2015-15 did not have any impact on our financials statements.

In January 2015, the FASB issued ASU No 2015-01, “Income Statement – Extraordinary and Unusual Items”. This ASU is part of FASB’s initiative to reduce complexity in the account standards by eliminating the concept of extraordinary items from GAAP. The amendments eliminate the requirements for reporting entities to consider whether an underlying event or transaction is extraordinary, however, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently is retained and is expanded to include items that are both unusual in nature and infrequently occurring. This update applies to all entities and was effective for fiscal years, and interim periods within the fiscal year, beginning after December 15, 2015. We adopted this ASU in the first quarter 2016, and it did not have any impact on our financial statements.

Reclassifications

Certain items have been reclassified from the prior years to conform to the current year presentation. More specifically, certain debt issuance costs and deferred finance costs were reclassified from an asset to a reduction against the long-term liability (as a result of the adoption of ASU No. 2015-03), and $75,000 that was originally recorded in net sales in the nine months ended September 30, 2015 was reclassified as other income in this report.

Note B – Inventory

Inventory is comprised of the following:

	September 30, 2016	December 31, 2015

Raw Materials	$1,054,000	$1,208,000
Work In Process	440,000	399,000
Finished Goods	557,000	571,000
Allowance for slow moving and obsolete inventory	(495,000)	(432,000)
	$1,556,000	$1,746,000

Note C – Net Loss Per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted average number of outstanding common shares during the period. Diluted net loss per common share includes the weighted average dilutive effect of stock options and warrants. Potential common shares outstanding as of September 30, 2016 and 2015:

	September 30, 2016	September 30, 2015

Warrants	2,060,000	2,385,000
Options	2,182,000	1,435,000
	4,242,000	3,820,000

The number of securities not included in the diluted net loss per share for the three and nine months ended September 30, 2016 (because the effect would have been anti-dilutive) was 4,242,000.

The number of securities not included in the diluted net loss per share for the three and nine months ended September 30, 2015 (because the effect would have been anti-dilutive) was 3,820,000.

Note D – Litigation/Legal Matters

From time to time, the Company may be named in legal proceedings in connection with matters that arise during the normal course of business. While the ultimate outcome of any such litigation cannot be predicted, if we are unsuccessful in defending any such litigation, the resulting financial losses could have an adverse effect on the financial position, results of operations and cash flows of the Company. We are not aware of any significant litigation loss contingencies for which management believes it is both probable that a liability has been incurred and that the amount of the loss can be reasonably estimated.

Note E – Line of Credit and Debt

	September 30, 2016	December 31, 2015
Loan and Security Agreement with Cherokee Financial, LLC: 5 year note at an annual interest rate of 8% plus a 1% annual oversight fee, interest only and oversight fee paid quarterly with first payment being due on May 15, 2015, annual principal reduction payment of $75,000 due each year beginning on February 15, 2016, with a final balloon payment being due on February 15, 2020. Loan is collateralized by a first security interest in building, land and property.	$1,125,000	$1,200,000
Crestmark Line of Credit: 3 year line of credit dated June 29, 2015 with interest payable at a variable rate based on WSJ Prime plus 2% with a floor or 5.25%; loan fee of 0.5% annually & monthly maintenance fee of 0.3% on actual loan balance from prior month. Early termination fee of 3% if terminated in year 1 and 2% if terminated in year 2 or after (and prior to natural expiration). Loan is collateralized by first security interest in receivables and inventory.	736,000	777,000
	1,861,000	1,977,000
Less debt discount & issuance costs (Cherokee Financial, LLC Loan)	(320,000)	(291,000)
Total debt	$1,541,000	$1,686,000

Current portion	$811,000	$852,000
Long-term portion	$730,000	$834,000

LOAN AND SECURITY AGREEMENT WITH CHEROKEE FINANCIAL, LLC

On March 26, 2015, the Company entered into a LSA with Cherokee Financial, LLC (“Cherokee”). The purpose of the Cherokee Loan and Security Agreement (the “Cherokee LSA”) was to refinance, at a better interest rate, the Company’s Series A Debentures and Cantone Asset Management Bridge Loan as well as the Company’s Mortgage Consolidation Loan with First Niagara Bank (“First Niagara”). The Cherokee loan is collateralized by a first security interest in the Company’s real estate and machinery and equipment. Under the Cherokee LSA, the Company was provided the sum of $1,200,000 in the form of a 5-year Note at an annual interest rate of 8%. The Company is making quarterly interest only payments on the Cherokee Note, with the first interest payment paid on May 15, 2015. The Company is also required to make an annual principal reduction payment of $75,000 on each anniversary of the date of the closing; with the first principal reduction payment being paid on February 15, 2016. A final balloon payment is due on March 26, 2020. In addition to the 8% interest, the Company pays Cherokee a 1% annual fee for oversight and administration of the loan. This oversight fee is paid in cash and is paid contemporaneously with the quarterly interest payments. The Company can pay off the Cherokee Note at anytime with no penalty; except that a 1% administration fee would be required to be paid to Cherokee to close out all participations.

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

The Company recognized $144,000 in interest expense related to the Cherokee LSA in the nine months ended September 30, 2016 (of which $72,000 is debt issuance cost amortization recorded as interest expense as a result of the adoption of new accounting standards in the first quarter of 2016) and, $85,000 in interest expense in the nine months ended September 30, 2015 (of which $35,000 is debt issuance costs reclassified as interest expense). The Company recognized $49,000 in interest expense related to the Cherokee LSA in the three months ended September 30, 2016 (of which $17,000 is debt issuance cost amortization recorded as interest expense as a result of the adoption of new accounting standards in the first quarter of 2016), and $42,000 in interest expense in the three months ended September 30, 2015 (of which $17,000 is debt issuance costs reclassified as interest expense).

The Company had $16,000 in accrued interest expense at September 30, 2016 and the Company had $13,000 in accrued interest expense at September 30, 2015.

As of September 30, 2016, the balance on the Cherokee LSA was $1,125,000, however the discounted balance was $805,000. As of December 31, 2015, the balance on the Cherokee LSA was $1,200,000, however the discounted balance was $909,000.

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

The Maximum Amount is subject to an Advance Formula comprised of: 1) 90% of Eligible Accounts Receivables (excluding, receivables remaining unpaid for more than 90 days from the date of invoice and sales made to entities outside of the United States), and 2) up to 40% of eligible inventory plus up to 10% of Eligible Generic Packaging Components not to exceed the lesser of $500,000 (“Inventory Sub-Cap Limit”), or 100% of the Eligible Accounts Receivable. Starting August 1, 2015, the Inventory Sub-Cap Limit has been reduced by $10,000 per month. This reduction of $10,000 per month will continue until October 1, 2016, when the Inventory Sub-Cap Limit will reach $350,000; where it will stay fixed.

So long as any obligations are due to Crestmark, the Company must comply with a minimum Tangible Net Worth (“TNW”) Covenant. Under the LSA, as amended, the Company must maintain a TNW of at least $650,000. Additionally, if a quarterly net income is reported, the TNW covenant will increase by 50% of the reported net income. If a quarterly net loss is reported, the TNW covenant will remain the same as the prior quarter’s covenant amount. TNW is defined as: Total Assets less Total Liabilities less the sum of (i) the aggregate amount of non-trade accounts receivables, including accounts receivables from affiliated or related persons, (ii) prepaid expenses, (iii) deposits, (iv) net lease hold improvements, (v) goodwill and (vi) any other asset that would be treated as an intangible asset under GAAP; plus Subordinated Debt. Subordinated Debt means any and all indebtedness presently or in the future incurred by the Company to any creditor of the Company entering into a written subordination agreement with Crestmark. The Company is in compliance with this covenant at September 30, 2016.

If the Company terminates the LSA at any time prior to June 29, 2018 (the 3-year anniversary of the LSA), an early exit fee of 2% of the Maximum Amount (plus any additional amounts owed to Crestmark at the time of termination) would be due.

In the event of a default of the LSA, which includes but is not limited to, failure of the Company to make any payment when due and non-compliance with the TNW covenant, Crestmark is permitted to charge an Extra Rate. The Extra Rate is the Company’s then current interest rate plus 12.75% per annum.

Under the LSA, interest on the Crestmark Line of Credit is at a variable rate based on the Wall Street Journal Prime Rate plus 2% with a floor of 5.25%. As of the date of this report, the interest rate on the Crestmark Line of Credit is 5.25%. In addition to the interest rate, on the Closing Date and on each one-year anniversary date thereafter, the Company will pay Crestmark a Loan Fee of 0.50%, or $7,500, and a Monthly Maintenance Fee of 0.30% of the actual average monthly loan balance from the prior month will be paid to Crestmark. When these additional fees are considered, the rate on the Crestmark Line of Credit is 9.35% annually (the Imperium Line of Credit rate was 12% when all fees were considered).

In addition to the Loan Fee paid to Crestmark on the Closing Date, the Company had to pay a Success Fee (i.e. early termination fee) to Imperium in the amount of $50,000 on the Closing Date, and a Broker’s Fee of 5%, or $75,000, to Landmark Pegasus Inc. Prior to the Closing, the Company paid $12,000 in due diligence fees to Crestmark. The Company also incurred $3,000 of its own legal costs related to the Crestmark Line of Credit. With the exception of the early term fee ($50,000) paid to Imperium (which was expensed fully in the year ended December 31, 2015), these expenses are all being amortized over the term of the Crestmark Line of Credit, or three years. The Company recognized $24,000 of this expense in the nine months ended September 30, 2016 and $8,000 in expense in the nine months ended September 30, 2015. The Company recognized $8,000 of this expense in the three months ended September 30, 2016, and $6,000 of costs in the three months ended September 30, 2015.

The Company recognized $47,000 in interest expense related to the Crestmark Line of Credit in the nine months ended September 30, 2016 and $21,000 in interest expense in the nine months ended September 30, 2015. The Company recognized $16,000 in interest expense related to the Crestmark Line of Credit in the three months ended September 30, 2016, and $21,000 in interest expense in the three months ended September 30, 2015.

Given the nature of the administration of the Crestmark Line of Credit, at September 30, 2016, the Company had $0 in accrued interest expense related to the Crestmark Line of Credit, and there is $0 in additional availability under the Crestmark Line of Credit.

As of September 30, 2016, the balance on the Crestmark Line of Credit was $736,000, and as of December 31, 2015, the balance on the Crestmark Line of Credit was $777,000.

PRIOR DEBT INSTRUMENTS AFFECTING PRIOR PERIOD

FIRST NIAGARA: MORTGAGE CONSOLIDATION LOAN

The Company refinanced the mortgage consolidation loan with First Niagara in March 2015. The nine and three months ended September 30, 2016 did not include any expense related to First Niagara loan, while the nine and three months ended September 30, 2015 included $5,000 and $0 in interest expense, respectively.

DEBENTURE FINANCING/BRIDGE LOAN

The Company refinanced the Series A Debentures and associated bridge loan in March 2015. The nine and three months ended September 30, 2016 did not include any expense related to the Series A Debentures while the nine months ended September 30, 2015 included $22,000 in interest expense and the three months ended September 30, 2015 included $0 in interest expense.

Line of Credit with Imperium

The Company refinanced its line of credit with Imperium in June 2015. The nine and three months ended September 30, 2016 did not include any expense related to the Imperium Line of Credit. The nine months ended September 30, 2015 included $137,000 in debt issuance costs (of which $69,000 was accelerated costs due to the early termination of the line of credit), and $39,000 in interest expense. The three months ended September 30, 2015 included $0 in both debt issuance costs and interest expense.

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

During the three months ended September 30, 2016 and the three months ended September 30, 2015, the Company issued 0 stock options.

Stock option activity for the nine months ended September 30, 2016 and the nine months ended September 30, 2015 is summarized as follows (the figures contained within the tables below have been rounded to the nearest thousand):

	Nine months ended September 30, 2016			Nine months ended September 30, 2015
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of September 30, 2016	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of September 30, 2015
Options outstanding at beginning of period	1,435,000	$0.13		1,295,000	$0.27
Granted	830,000	$0.11		340,000	$0.12
Exercised	0	NA		0	NA
Cancelled/expired	(83,000)	$0.19		(200,000)	$0.90
Options outstanding at end of period	2,182,000	$0.13	$30,000	1,435,000	0.14	$16,300
Options exercisable at end of period	1,184,000	$0.14		1,027,000	$0.15

The following table summarizes weighted-average assumptions using the Black-Scholes option-pricing model used on the date of the grants issued during the nine months ended September 30, 2016 and 2015:

Nine month ended
	September 30, 2016	September 30, 2015
Volatility	62% - 66%	63% - 64%
Expected term (years)	10 years	10 years
Risk-free interest rate	1.57% - 1.94%	1.92% – 2.33%
Dividend yield	0%	0%

The Company recognized $49,000 in share based payment expense in the nine months ended September 30, 2016 and $27,000 in share based payment expense in the nine months ended September 30, 2015. The Company recognized $13,000 in share based payment expense in the three months ended September 30, 2016 and $9,000 in share based payment expense in the three months ended September 30, 2015.

As of September 30, 2016, there was approximately $57,000 of total unrecognized compensation cost related to non-vested stock options, which vest over time. This cost is expected to be recognized over a period of 9-20 months.

Warrants

Warrant activity during the nine months ended September 30, 2016 and the nine months ended September 30, 2015 is summarized as follows:

	Nine month ended September 30, 2016			Nine months ended September 30, 2015
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of September 30, 2016	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of September 30, 2015
Warrants outstanding at beginning of period	2,385,000	$0.17		3,303,000	$0.17
Granted	0	NA		0	NA
Exercised	0	NA		0	NA
Cancelled/expired	(325,000)	$0.14		(918,000)	$0.15
Warrants outstanding at end of period	2,060,000	$0.18	$0	2,385,000	$0.17	$0
Warrants exercisable at end of period	2,060,000	$0.18		2,385,000	$0.17

The Company recognized $0 in debt issuance and deferred finance costs related to the issuance of the above warrants outstanding in the nine months ended September 30, 2016, and $100,000 in debt issuance and deferred finance costs in the nine months ended September 30, 2015. The Company recognized $0 in debt issuance and deferred finance costs related to the issuance of the above warrants outstanding in both the three months ended September 30, 2016 and the three months ended September 30, 2015.

As of September 30, 2016, there was $0 of total unrecognized expense related to warrants.

NOTE G – Related Party Note Payable

As previously disclosed in a Current Report on Form 8-K (filed with the Commission on October 4, 2016), on September 29, 2016, upon request of Edmund M. Jaskiewicz, President of the corporation and former Chairman of the Board, and upon approval of the Company’s Board of Directors, the Company entered into an agreement to exchange Mr. Jaskiewicz’s related party note payable for restricted shares of the Company’s common stock. The extinguishment of the debt was also authorized and consented to by Crestmark Bank, the Company’s line of credit lender, (“Crestmark”); as the debt owed to Mr. Jaskiewicz was subordinate to the Crestmark line of credit debt.

On September 30, 2016 and in connection with the agreement indicated above, the Company exchanged the Jaskiewicz related party note in the amount of $154,279 for 1,186,765 restricted shares of the Company’s common stock. The number of common shares to be issued to Mr. Jaskiewicz was determined by a using the average closing price of the Company’s common shares for the ten (10) consecutive trading days preceding the issuance, or $0.13 per share. The issuance of the shares of common stock was exempt from the registration requirements under Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering.

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

Overview/Plan of Operations

Our ability to maintain and/or increase sales continues to be impacted by a very cost-competitive market currently dominated by products made outside of the United States.

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

The salary and commission deferral program continued in the three months ended September 30, 2016. The deferral program consists of a 20% salary deferral for our executive officer (Melissa Waterhouse), and our non-executive VP Operations, as well as a 20% commission deferral for a sales consultant. As of September 30, 2016, we had total deferred compensation owed of $195,000. Over the course of the program, we repaid portions of the deferred compensation (with $70,000 in payments in the nine months ended September 30, 2016, and $96,000 in payments in the nine months ended September 30, 2015). Additional payments of $5,000 were made subsequent to the nine months ended September 30, 2016. As cash flow from operations allows, we intend to continue to make paybacks, however the deferral program is continuing and we expect it will continue for up to another 12 months.

We continue to believe that new products and our ability to sell those products in new markets will be the primary future organic growth driver. In the year ended December 31, 2015, we began the process to receive a marketing clearance from the FDA to sell an all-inclusive, urine based, drug-testing cup to customers requiring a CLIA waived product, and we expect to receive a decision from FDA in the near future. In December 2015, we also completed development on a new assay for K2, or synthetic marijuana. New assays and product platform developments are also in our research and development plans. We remain focused on selling our point of collection drugs of abuse tests, and growing our business through direct sales and select distributors.

In addition to a plan for organic growth from the sales of our products, we have taken steps to diversify our revenue stream. Late in the first quarter of 2016, we signed an independent agent agreement with an entity that will allow us to sell a toxicology management service to our existing customers and new customers. The nine months ended September 30, 2016 does not include any revenues from this new relationship. We are currently looking at other potential relationships that would allow us to diversify our revenue stream.

In September 2016, our contract manufacturing sales began to decrease on an annual basis due to manufacturing shift with one of our contract customers. More specifically, as a result of a tech transfer with one of our customers, starting in September 2016 the customer became their own primary supplier with ABMC moving into a position of back up or secondary supplier. Although contract manufacturing is not considered a material portion of our net sales, given this expected change, we are making efforts to identify and secure new contract work and possible diversification alternatives. In connection with the tech transfer, we did receive a $300,000 tech transfer fee from this customer. We recognized other income of $200,000 in the nine months ended September 30, 2016, of which $150,000 was related to the tech transfer, net of expenses. We recognized other income of $147,000 in the nine months ended September 30, 2015, of which $150,000 was related to the tech transfer, net of expenses.

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

COMPARED TO THE NINE MONTHs ended SEPTEMBER 30, 2015

NET SALES: Net sales in the nine months ended September 30, 2016 declined 8.2% when compared to net sales in the nine months ended September 30, 2015. The decline in sales is primarily from declines in our inside sales department, international markets and contract manufacturing sales. In international sales, the decline was due to a slight decline in Latin American sales offset by an increase in sales in other parts of the world. In contract manufacturing, sales were negatively impacted by the manufacturing shift indicated previously. Overall, these declines were partially offset by an increase in government sales and national account sales. The increase in government sales stems from new customers in government sales and increased sales under our current contracts.

Our primary markets continue to be extremely price-competitive. Our latest all-inclusive cup is having some success in competing against lower priced products manufactured outside of the US. We are hopeful that when/if over-the-counter clearance is received by FDA for our all-inclusive drug testing cup, we will be able to garner new sales in clinical markets (such as pain management and drug treatment) because although price is always a factor, quality and accuracy are usually equally important in these clinical markets.

In addition, late in the first quarter 2016, we entered into an independent agent agreement with a company that offers a toxicology management service. We believe a number of our current customers will find this offering complimentary to the drug testing products we provide and that new customers will also desire this service. Sales in the nine months ended September 30, 2016 do not include revenues from this relationship.

GROSS PROFIT: Gross profit decreased to 44.4% of net sales in the nine months ended September 30, 2016, from 46.9% of net sales in the nine months ended September 30, 2015. The decrease in gross profit stems primarily from the fact that we produced less testing strips in the nine months ended September 30, 2016, thereby decreasing manufacturing efficiencies.

OPERATING EXPENSES: Operating expenses continued to decrease (by 10.1%) in the nine months ended September 30, 2016 when compared to the nine months ended September 30, 2015. Research and Development expense increased while Selling and Marketing and General and Administrative expenses declined. More specifically:

Research and development (“R&D”)

R&D expense increased 8.8% when comparing the nine months ended September 30, 2016 with the nine months ended September 30, 2015. Increased FDA compliance costs (due to timing of actions taken related to our marketing application to the FDA) were minimally offset by reductions in utilities (as a result of timing of the consolidation of our New Jersey facility in late December 2014; i.e. the first quarter of 2015 included costs associated with the actual consolidation efforts), and reductions in supplies and materials (as 2015 included costs associated with the development of a K2 assay). Our R&D department will continue to focus their efforts on the enhancement of current products, the development of new testing assays, new product platforms and the evaluation of contract manufacturing opportunities.

Selling and marketing

Selling and marketing expense decreased 8.0% in the nine months ended September 30, 2016 when compared to the nine months ended September 30, 2015. Decreases in sales salaries and travel expense (due to decreased sales personnel), commissions (due to decreased product sales and changes to commission structure in the first quarter 2016) were partially offset by increases in consulting fees (due to the retention of a criminal justice marketing consultant in early 2016) and customer relations fees (related to one of our contract manufacturing customers). Our direct sales force will continue to focus their efforts in our target markets, which include, but are not limited to, Workplace, Government, and Clinical (i.e. pain management and drug treatment) and in the forensic and international markets for our oral fluid product. Staring in April 2016, our sales force started to promote the toxicology management service to current and potential new customers, and we expect these efforts to continue throughout the year ending December 31, 2016.

General and administrative (“G&A”)

G&A expense decreased 13.4% in the nine months ended September 30, 2016 when compared to G&A expense in the nine months ended September 30, 2015. Consulting, broker and legal fees decreased (all as a result of reduced debt refinancing activity), bank service fees decreased (as a result of less collateral monitoring charges on our line of credit), decreased audit fees associate with our ISO certifications and decreased costs related to repairs and maintenance. These reductions were partially offset by increased investor relations costs (associated with investor travel and news dissemination), and accounting fees (due to the cross-over of two accounting firms). Share based payment expense also increased in the nine months ended September 30, 2016 to $49,000 from $27,000 in the nine months ended September 30, 2015. This stems primarily from stock based compensation related to options issued to our CEO in January 2016.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016

COMPARED TO THE THREE MONTHs ended SEPTEMBER 30, 2015

NET SALES: Net sales in the three months ended September 30, 2016 declined 10.9% when compared to net sales in the three months ended September 30, 2015. The decline in sales is primarily from declines in direct sales in our inside sales department, contract manufacturing sales and international sales. These declines were partially offset by increased government sales and national account sales. The increase in government sales stems from new customers in government sales and increased sales under our current contracts.

Our primary markets continue to be extremely price-competitive. Our latest all-inclusive cup is having some success in competing against lower priced products manufactured outside of the US. We are hopeful that when/if over-the-counter clearance is received by FDA for our all-inclusive drug testing cup, we will be able to garner new sales in clinical markets (such as pain management and drug treatment) because although price is always a factor, quality and accuracy are usually equally important in these clinical markets.

In addition, late in the first quarter 2016, we entered into an independent agent agreement with a company that offers a toxicology management service. We believe a number of our current customers will find this offering complimentary to the drug testing products we provide and that new customers will also desire this service. Sales in the three months ended September 30, 2016 do not include revenues from this relationship.

GROSS PROFIT: Gross profit decreased to 43.1% of net sales in the three months ended September 30, 2016, from 48.2% of net sales in the three months ended September 30, 2015. The decrease in gross profit stems primarily from the fact that we produced less testing strips in the nine months ended September 30, 2016, thereby decreasing manufacturing efficiencies.

OPERATING EXPENSES: Operating expenses decreased 5.0% in the three months ended September 30, 2016, compared to the three months ended September 30, 2015. Expenses in all three divisions decreased. More specifically:

Research and development (“R&D”)

R&D expense decreased 37.8% when comparing the three months ended September 30, 2016 with the three months ended September 30, 2015.Decreased FDA compliance costs (due to timing of actions taken related to our marketing application to the FDA) and reduced expenses related to supplies and materials (as 2015 included costs associated with the development of a K2 assay) were minimally offset by increased employment taxes. Our R&D department will continue to focus their efforts on the enhancement of current products, the development of new testing assays, new product platforms and the evaluation of contract manufacturing opportunities.

Selling and marketing

Selling and marketing expense in the three months ended September 30, 2016 decreased 5.5% when compared to the three months ended September 30, 2015. Decreases in sales salaries and travel expense (due to decreased sales personnel), commissions (due to decreased product sales and changes to commission structure in the first quarter 2016), and local trade show expenses were partially offset by increases in consulting fees (due to the retention of a criminal justice marketing consultant in early 2016) and customer relations fees (related to one of our contract manufacturing customers). Our direct sales force will continue to focus their efforts in our target markets, which include, but are not limited to, Workplace, Government, and Clinical (i.e. pain management and drug treatment) and in the forensic and international markets for our oral fluid product. Staring in April 2016, our sales force started to promote the toxicology management service to current and potential new customers, and we expect these efforts to continue throughout the year ending December 31, 2016.

General and administrative (“G&A”)

G&A expense decreased less than 1% in the three months ended September 30, 2016 when compared to G&A expense in the three months ended September 30, 2015. Decreased repairs and maintenance costs were offset by increased costs associated with our annual meeting of shareholders and investor relation’s expense, along with increased broker fees (due to a reclassification of fees) and patents and licenses (due to increased activity related to currently pending patent application). Share based payment expense also increased in the three months ended September 30, 2016 to $13,000 from $8,000 in the three months ended September 30, 2015. This stems primarily from stock based compensation related to options issued to our CEO in January 2016.

Liquidity and Capital Resources as of September 30, 2016

Our cash requirements depend on numerous factors, including but not limited to manufacturing costs (such as raw materials, equipment, etc.), selling and marketing initiatives, product development activities, regulatory costs, and effective management of inventory levels and production levels in response to sales forecasts. We expect to devote capital resources to continue selling and marketing initiatives and product development/research and development activities. We are examining other growth opportunities including strategic alliances and expect such activities will be funded from existing cash and cash equivalents, and/or the issuance of additional equity or additional borrowings, subject to market and other conditions. Our financial statements for the year ended December 31, 2015 were prepared assuming we will continue as a going concern. Our current cash balances, together with cash generated from future operations and amounts available under our credit facilities may not be sufficient to fund operations for the next twelve months. Our current line of credit has a term of 3 years, expiring on June 29, 2018 and has a maximum availability of $1,500,000. However, the amount available under our line of credit is based upon our accounts receivable and inventory. As of September 30, 2016, based on our availability calculation, there were no additional amounts available under our line of credit because we draw any balance available on a daily basis. If sales levels decline further, we will have reduced availability on our line of credit due to decreased accounts receivable balances. In addition, we would expect our inventory levels to decrease if sales levels decline further, and this also means reduced availability on our line of credit. If availability under our line of credit is not sufficient to satisfy our working capital and capital expenditure requirements, we will be required to obtain additional credit facilities or sell additional equity securities. There is no assurance that such financing will be available or that we will be able to complete financing on satisfactory terms, if at all,

As of September 30, 2016, we had the following debt/credit facilities:

Facility	Debtor	Balance as of June 30, 2016
Loan and Security Agreement	Cherokee Financial, LLC	$1,125,000
Revolving Line of Credit	Crestmark Bank	$736,000

Working Capital

Our working capital was $937,000 at September 30, 2016; this is an increase of $50,000 when compared to working capital at December 31, 2015. The increase in working capital is primarily due to an increase in accounts receivables, and increased cash balances, lower line of credit balance and decreased accounts payable, partially offset by a decrease in inventory.

Dividends

We have never paid any dividends on our common shares and anticipate that all future earnings, if any, will be retained for use in our business, and therefore, we do not anticipate paying any cash dividends.

Cash Flow, Outlook/Risk

We do not expect significant increases in expenses in the year ending December 31, 2016 and we continue to take steps to ensure that operating expenses and manufacturing costs remain in line with sales levels. In 2016, we are focusing our efforts on improving sales. Such steps include, but are not limited to, obtaining an over-the-counter marketing clearance from FDA for one of our all-inclusive drug testing cups (allowing us to further penetrate Clinical markets such as pain management and drug treatment), and entering into strategic relationships with third parties to offer additional services (such as toxicology management services) to our customers (thereby increasing product sales and generating other revenue from the sale of services). We expect to utilize cash resources to complete this application process and to take other steps that would result in increased sales. None of these efforts related to sales, or any other efforts being untaken related to other operational activities are expected to result in a substantial increase in cash requirements. In the second quarter of 2016, we received our final payment of $150,000 related to a tech transfer with one of our contract-manufacturing customers. We believe our current line of credit (and advance rates) are adequate for our cash requirements in the year ending December 31, 2016.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1/31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer/Chief Financial Officer
32.1/32.2	Certification of the Chief Executive Officer/Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheet, (ii) Condensed Statements of Income (iii) Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN BIO MEDICA CORPORATION
(Registrant)

By: /s/ Melissa A. Waterhouse
Melissa A. Waterhouse
Chief Executive Officer (Principal Executive Officer)
Principal Financial Officer
Principal Accounting Officer

Dated: November 14, 2016

