Form 10-K
period 2016-12-31
AMERICAN BIO MEDICA CORP
filed 2017-03-31
CIK 896747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

The aggregate market value of 25,707,068 voting Common Shares held by non-affiliates of the registrant was approximately $3,598,990 based on the last sale price of the registrant’s Common Shares, $.01 par value, as reported on the OTC Pink Open Marketplace on June 30, 2016.

As of March 31 2017, the registrant had outstanding 28,842,788 Common Shares, $.01 par value.

Documents Incorporated by Reference:

(1)	Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 15, 2017 in Part III of this Form 10-K
(2)	Other documents incorporated by reference on this report are listed under Part IV, Item 15(B); Exhibits

American Bio Medica Corporation

Index to Annual Report on Form 10-K

For the year ended December 31, 2016

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

Our Business

We manufacture and sell lateral flow immunoassay tests, primarily for the immediate detection of certain drugs in urine and oral fluids at the point of collection. Our products are accurate, self-contained, cost-effective, user-friendly products that are capable of accurately identifying the presence or absence of drugs in a sample within minutes. Our products are used by pain management and drug treatment facilities, laboratory professionals, law enforcement and other government personnel, as well as by employers and education professionals.

In addition to the manufacture and sale of drug testing products, we provide bulk test strip manufacturing services to unaffiliated third parties on a contract basis. We do not currently derive a significant portion of our revenues from bulk test strip contract manufacturing.

Our Products

Products for the Detection of Drugs in Urine

We manufacture a number of products that detect the presence or absence of certain drugs in urine. We offer a number of standard configurations, custom configurations on special order, and different cut-off levels for certain drugs. Cut-off levels are concentrations of drugs or metabolites that must be present in urine (or oral fluid) specimens before a positive result will be obtained. Our urine drug tests can detect the following drugs: amphetamines (available in some products with a cut-off level of either 500 ng/mL or 1,000 ng/mL), barbiturates, benzodiazepines, buprenorphine, cocaine (available in some products with a cut-off level of either 150 ng/mL or 300 ng/mL), MDMA (Ecstasy) (available in some products with a cut-off level of either 500 ng/mL or 1,000 ng/mL), methadone, methamphetamines (available in some products with a cut-off level of either 500 ng/mL or 1,000 ng/mL), opiates (available in some products with a cut-off level of either 300 ng/mL or 2000 ng/mL), oxycodone, PCP (phencyclidine), propoxyphene, THC (marijuana) and tricyclic antidepressants.

We currently offer the following urine drug tests:

Rapid Drug Screen®: The Rapid Drug Screen, or RDS®, is a patented rapid drug test that detects the presence or absence of 2 to 10 drugs simultaneously in a single urine specimen. The RDS is available as a card only, or as part of a kit that includes a patented collection cup.

Rapid ONE®: The Rapid ONE product line consists of single drug tests, each of which tests for the presence or absence of a single drug in a urine specimen. The Rapid ONE is designed for those situations in which a person is known to use a specific drug. It can also be used with a RDS to allow screening of an additional drug. The Rapid ONE is currently sold in very limited markets; primarily markets outside of the United States.

RDS InCup®: The patented RDS InCup is a drug-testing cup that detects the presence or absence of 1 to 12 drugs in a urine specimen. The RDS InCup incorporates collection and testing of a urine sample in a single step. Each RDS InCup product contains multiple channels, and each channel contains a single drug-testing strip that contains the chemistry to detect a single drug.

Rapid TOX®: Rapid TOX is a cost-effective drug test in a cassette platform that simultaneously detects the presence or absence of 2 to 10 drugs in a urine specimen. Each Rapid TOX contains one or two channels, and each channel contains a single drug-testing strip that contains the chemistry to detect more than one drug.

Rapid TOX Cup® II: The patented Rapid TOX Cup II is another drug testing cup that detects the presence or absence of 1 to 14 drugs in a urine specimen. The Rapid TOX Cup II also incorporates collection and testing of the urine sample in a single step. Each Rapid TOX Cup II contains multiple channels and each channel contains a single drug-testing strip that contains the chemistry to detect more than one drug. In early 2015, we launched a second generation of the original Rapid TOX Cup II. The second generation consists of a smaller cup with smaller test strips. This smaller version results in lower material costs and allows us to be more cost competitive against foreign manufactured products.

Private Label Products

We do provide private labeled versions our Rapid TOX product to unaffiliated third parties for sale outside of the United States. As of December 31, 2016, sales of these products were not material.

Products for the Detection of Drugs in Oral Fluid:

We manufacture drugs tests that detect the presence or absence of drugs in oral fluids. These products are easy to use and provide test results within minutes with enhanced sensitivity and detection. Currently, the assays available on our oral fluid drug tests are amphetamines, barbiturates, benzodiazepines, cocaine, MDMA (Ecstasy), methadone, methamphetamines, opiates, PCP, propoxyphene and THC. Our oral fluid drug tests are currently marketed “for forensic use only”; see “Government Regulations” for information on the regulations related to the sale of our drug tests. We currently offer the following oral fluid drug tests:

OralStat®: OralStat is a patented and patent pending, innovative drug test for the detection of drugs in oral fluids. Each OralStat simultaneously tests for 6 or 10 drugs in an oral fluid specimen.

Private Label Products

We do provide private labeled versions our OralStat product to unaffiliated third parties for sale outside of the United States. As of December 31, 2016, sales of these products were not material.

Other Products

We distribute a number of other products related to the detection of substances of abuse. We do not manufacture these products. We do not derive a significant portion of our revenues from the sale of these products.

Rapid Reader®: The Rapid Reader is a compact, portable unit that uses a high-resolution camera to capture a picture of the results obtained when using an ABMC drug-testing product. The results are analyzed, interpreted, and sent to a data management system, which enables the user to interpret, store, transmit and print the results. The Rapid Reader system can only be used to interpret and record the results of an ABMC drug test. We obtained 510(k) marketing clearance (“Government Regulations” for a description of 510(k) marketing clearance) from the U.S. Food and Drug Administration (“FDA”) specific to our marketing of the Rapid Reader.

Adulteration and Alcohol: We currently offer a number of products that detect the presence or absence of adulterants and alcohol. Some of the adulterant test products we distribute are also incorporated into our urine drug tests. We do not derive a significant portion of our revenues from the sale of these alcohol or adulterant products.

Contract Manufacturing

We provide bulk test strip contract manufacturing services to non-affiliated diagnostic companies. In the year ended December 31, 2016, we manufactured a test for the detection of RSV (Respiratory Syncytial Virus; the most common cause of lower respiratory tract infections in children worldwide), and strip components for a test to detect fetal amniotic membrane rupture. In the year ended December 31, 2016, we did not derive a significant portion of our revenues from contract manufacturing. Contract manufacturing could become a greater portion of our revenues in the future, if sales of our current contract-manufacturing customers increase, or if additional applications for our technology are explored.

Our Markets

Rehabilitation/Drug Treatment

The Rehabilitation/Drug Treatment market includes people in both inpatient and outpatient treatment for substance abuse. Drug testing is a positive aspect of treatment as it aids in relapse prevention and encourages honesty both within the patient and with outside interactions. In addition, being able to accurately gauge the current drug use by patients enrolled in a substance abuse program is essential so, urine drug testing is an integral part of treatment programs, including physician office-based programs. There is typically a high frequency of testing in this market. In many residence programs, patients are tested each time they leave the facility and each time they return. In methadone and buprenorphine maintenance programs, more frequent testing provides a more complete picture of drug use habits, thus helping to direct treatment. There are advantages of using an ABMC drug test in this market, including but not limited to, less handling of the specimen, which will reduce the potential for mistakes, a "greater sense of confidentiality," and quicker (but still accurate) results. Our CLIA waived Rapid TOX product line is particularly appropriate for this market. We have submitted an application to the FDA requesting over-the-counter clearance of our Rapid TOX Cup II (all-inclusive cup). If we obtain this marketing clearance, our Rapid TOX Cup II product would also be classified as CLIA waived (a classification generally required by customers in this market segment). We currently sell our urine drug tests in this market primarily through our direct sales force and also through a number of distributors.

Pain Management

Drug testing in pain management is one of the major tools of adherence monitoring in the assessment of a patient’s predisposition to, and patterns of, misuse/abuse; a vital first step towards establishing and maintaining the safe and effective use of drugs in the treatment of chronic pain. There are many benefits of using an ABMC drug test; these include reducing the risk for toxicity in patients vulnerable to adverse drug effects, detecting patient non-compliance, reducing the risk of therapeutic failure, and avoiding or detecting drug-drug interaction. Additionally, drug testing enhances the physician’s ability to use drugs effectively and minimize costs. Urine is the standard body fluid used in this market for drug screening because it is readily available, it is easily collected, and it is easily handled by personnel. Urine has been preferred over serum sampling because the period of detection of a particular drug in the urine is increased, while drugs and their corresponding metabolites may only be detectable in the serum for a short period of time. Urine drug testing is also less expensive and non-invasive compared to serum testing. Our CLIA waived Rapid TOX product line is particularly appropriate for the pain management market. If we obtain over-the-counter marketing clearance from FDA for our Rapid TOX Cup II (as discussed previously), it would also be classified as CLIA waived (a classification generally required by customers in the clinical market). We currently sell our urine drug tests in this market primarily through our direct sales force and also through a number of distributors.

Other Clinical

Other Clinical markets include emergency rooms/hospitals, family physician offices and laboratories. There are a number of medical emergencies associated with adverse reactions, accidental drug ingestions, and misuse or abuse of prescription drugs and over-the-counter medications. To address this issue, drug testing is performed so healthcare professionals are able to ascertain the drug status of a patient before they administer pharmaceuticals or other treatment. We currently sell our urine drug tests in this market primarily through our direct sales force and also through a number of distributors. We also have a long-term relationship with one of the world’s largest clinical laboratories.

Government (including law enforcement and criminal justice)

The Government market includes federal, state, county and local agencies, including police departments, adult and juvenile correctional facilities, pretrial agencies, probation, drug courts and parole departments at the federal and state levels. A significant number of individuals on parole or probation, or within federal, state, county and local correctional facilities and jails, have one or more conditions to their sentence, including but not limited to, periodic drug-testing and substance abuse treatment. We sell our products in this market through our direct sales force.

Employment/Workplace

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

International

The International market consists of various markets outside of the United States. Although workplace testing is not as prevalent outside of the United States as within, the international Government and Clinical markets are somewhat in concert with their United States counterparts. One market that is significantly more prevalent outside of the United States is roadside drug testing. We sell in this market through a select network of distributors.

Our Distribution Method

We have a two-pronged distribution strategy that focuses on growing our business through direct sales and distributors. Our direct sales team consists of our Vice President of Sales & Marketing, Director of Latin America Sales, Regional Sales Managers, sales consultants and Inside Sales Representatives (collectively our “Direct Sales Team”); all of which are trained professionals that are experienced in DOA testing sales. Our distributors are unaffiliated entities that resell our drug-testing products either as stand-alone products or as part of a service they provide to their customers.

Our Direct Sales Team and network of distributors sell our products to the Rehabilitation/Drug Treatment, Pain Management, Other Clinical, Government and Employment/Workplace markets, and we sell through a network of distributors in the International market.

We promote our products through direct mail campaigns, selected advertising, participation at high profile trade shows, and other marketing activities. We expect to continue to recruit and utilize experienced distributors in addition to selling directly in our markets.

Competition

We compete on the following factors:

Pricing: The pricing structure in our markets is highly competitive. Price pressure remains to be the greatest when comparing our pricing with pricing of products manufactured outside of the United States. We continuously evaluate all aspects of our manufacturing and assembly processes to identify areas of cost savings, which would enable us to be more competitive from a pricing standpoint.

Quality: Our products are manufactured, assembled and packaged completely in the United States in accordance with quality system regulations set forth by FDA. Many companies in our industry claim their products are manufactured in the United States when in fact; their products are only packaged in the Unites States. The testing strips and in most cases the assembly of the product is done outside of the Unites States; usually in China. Products manufactured outside of the United States are generally manufactured outside of the requirements of quality system regulations set forth by FDA. In our opinion, this results in inferior, sub-par products being offered in the market. Most of our markets require accurate detection near the cut-off level of the test. Given this, we market our products as “aggressive” products; this means that our products are manufactured to detect drug use closer to the cut-off level of the test. The majority of the drug tests on the market today are less aggressive; meaning they are not as sensitive and they will miss positive results. Missing positive results can be extremely troublesome to customers from both an economic and liability perspective.

Customer and technical support: Customer and technical support are becoming more important in the drug testing market. Our customers often need guidance and assistance with certain issues, including but not limited to, test administration, drug cross reactivity and drug metabolism. We provide our customers with continuous customer and technical support on a 24/7/365 basis; staffed by our employees. We believe that this support gives us a competitive advantage since our competitors do not offer this extended service to their customers.

Raw Materials and Suppliers

The primary raw materials required for the manufacture of our test strips and our drug tests consist of antibodies, antigens and other reagents, plastic molded pieces, membranes and packaging materials. We maintain an inventory of raw materials. Currently, most raw materials are available from several sources. We own the molds and tooling for our plastic components that are custom and proprietary. The ownership of these molds affords us flexibility and control in managing the supply chain for these components. We do not own the molds and tooling for plastic components that are “stock” items.

Major Customers

We have a number of customers that in total represent a significant portion of our sales in the years ended December 31, 2016 and December 31, 2015. One of these national account customers represented 30.9% of net sales in the year ended December 31, 2016, and 26.0% of net sales in the year ended December 31, 2015.

Patents and Trademarks/Licenses

As of December 31, 2016, we held 30 patents related to our point of collection drug-testing products, including 12 patents issued in the United States. As of December 31, 2016, we have 1 United States patent application pending and 7 foreign patent applications pending.

To date, we have registered 15 trademarks in the United States, including but not limited to, Rapid Drug Screen, RDS, Rapid ONE, OralStat, Rapid Reader, Rapid TOX, Rapid TOX Cup, InCup, Rapid Check, our website domain, our corporate logos and certain product logos. We have also registered 14 trademarks in countries/regions such as Canada, Mexico, Europe, and the United Kingdom.

Government Regulations

In certain markets, the development, testing, manufacture and sale of our drug tests, and possible additional testing products for other substances or conditions, are subject to regulation by the United States and foreign regulatory agencies. Pursuant to the Federal Food, Drug, and Cosmetic Act, and associated regulations, the FDA regulates the pre-clinical and clinical testing, manufacture, labeling, distribution and promotion of medical devices. A “medical device” is defined as an “instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent, or other similar or related article, including any component, part, or accessory, which is…intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment, or prevention of disease, in man or other animals, or intended to affect the structure or any function of the body of man or other animal…”.

When a product is a medical device, a 510(k) marketing application must be submitted to the FDA. A 510(k) is a premarketing submission made to the FDA to demonstrate that the device to be marketed is as safe and effective, that is, substantially equivalent, to a legally marketed device that is not subject to premarket approval. Applicants must compare their 510(k) device to one or more similar devices currently being marketed in the United States to support their substantial equivalency claims. The legally marketed device(s) to which equivalence is drawn is known as the “predicate” device(s). Applicants must submit descriptive data and, when necessary, performance data to establish that a device is substantially equivalent to a predicate device.

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

Our oral fluid products have never been marketed or sold to any market that would use the products for diagnosis or treatment, and prior to the receipt of a warning letter from FDA in July 2009, it was our belief, and the belief of our industry, that 510(k) marketing clearance was not required to sell in non-clinical markets, including the Employment/Workplace market. However, after protracted discussions with FDA, we ultimately consented to their jurisdiction in the Employment/Workplace market. As of the date of this report, our oral fluid products are not 510(k) cleared, however, we continue to market and sell OralStat to the forensic market and for export outside the United States.

In order to sell our products in Canada, we must comply with ISO 13485:2003, the International Standards Organization’s Directive for Quality Systems for Medical Devices (MDD or Medical Device Directive), and in order to sell our products in the European Union, we must obtain CE marking for our products (in the European Union, a “CE” mark is affixed to the product for easy identification of quality products). Collectively, these standards are similar to FDA regulations, and are a reasonable assurance to the customer that our products are manufactured in a consistent manner to help ensure that quality defect-free goods are produced. As of the date of this report, we have received approval and the right to bear the CE mark on our Rapid Drug Screen, Rapid ONE, Rapid TOX, RDS InCup, Rapid TOX Cup II, Rapid Reader and OralStat. We currently have the following Certificates of Registration in place: I.S. EN ISO 13485:2012, ISO 13485:2003 (CMDCAS) and I.S. EN ISO 9001:2008. All three of these registrations expire on July 31, 2018. We have also obtained the license to sell our RDS, Rapid ONE and Rapid TOX products in Canada through December 31, 2017.

The Clinical Laboratory Improvement Amendments (CLIA) of 1988 established quality standards for laboratory testing to ensure the accuracy, reliability and timeliness of patient test results regardless of where the test was performed. As a result, those using CLIA waived tests are not subject to the more stringent and expensive requirements of moderate or high complexity laboratories. In August 2008, we received our CLIA waiver from the FDA related to our Rapid TOX product line. As of the date of this report, the Rapid TOX is the only ABMC drug-testing product that has been granted a CLIA waiver from the FDA.

Due to the nature of the manufacturing of our drug tests, the products we offer through contract manufacture, and the raw materials used, we do not incur any material costs associated with compliance with environmental laws, nor do we experience any material effects of compliance with environmental laws.

Research and Development (“R&D”)

Our R&D efforts are continually focused on enhancing and/or maintaining the performance and reliability of our drug-testing products. In the year ended December 31, 2016, in addition to the former, efforts in R&D were related to modifications to our Rapid TOX Cup II product line; modifications that will enable us to be slightly more cost-competitive with products made by foreign manufacturers while still maintaining (or further improving) the quality and performance of the product line. Also included in R&D expense are FDA compliance costs, or costs associated with regulatory efforts taken related to the marketing of our products.

Our R&D expenditures were $184,000 in the year ended December 31, 2016 and $148,000 in the year ended December 31, 2015. None of the costs incurred in R&D in either the year ended December 31, 2016 or the year ended December 31, 2015 were borne by a customer.

Manufacturing and Employees

Our facility in Kinderhook, New York houses assembly and packaging of our products, our warehouse and our administrative offices. We continue to primarily outsource the printing of the plastic components used in our products, and we outsource the manufacture of the plastic components used in our products. We manufacture our own individual test strips and we manufacture test strips for unaffiliated third parties at our R&D and bulk manufacturing facility in Logan Township, New Jersey. An unaffiliated third party manufactured the Rapid Reader products we currently offer; and unaffiliated third parties also manufacture adulteration, alcohol and certain forensic drug testing products we offer.

As of December 31, 2016, we had 57 employees, of which 56 were full-time and 1 was part-time. None of our employees are covered by collective bargaining agreements, and we believe our relations with our employees are good.

Item 1A. Risk FACTORS

We have a history of incurring net losses.

Since our inception and throughout most of our history, we have incurred net losses, including but not limited to, a net loss of $345,000 incurred in the year ended December 31, 2016. We expect to continue to make substantial expenditures for sales and marketing, product development and other business purposes. Our ability to achieve profitability in the future will primarily depend on our ability to increase sales of our products. Future profitability is also dependent on our ability to reduce production and other costs and successfully introduce new products and enhanced versions of our existing products into in the marketplace. There can be no assurance that we will be able to increase our revenues at a rate that equals or exceeds expenditures. Our failure to increase sales while maintaining or reducing product costs, general and administrative, sales and marketing and research and development costs would result in the Company incurring additional losses.

We may need additional funding for our existing and future operations.

Our financial statements for the year ended December 31, 2016 were prepared assuming we will continue as a going concern. If sales do not improve, our current cash balances and cash generated from future operations may not be sufficient to fund operations for the next twelve months. Future events, including the expenses and difficulties which may be encountered in maintaining a market for our products could make cash on hand insufficient to fund operations. If cash generated from operations is insufficient to satisfy our working capital and capital expenditure requirements, we may be required to sell additional equity or debt securities or obtain additional credit facilities. There can be no assurance that such financing will be available or that we will be able to complete financing on satisfactory terms, if at all. Any such equity financing would result in further dilution to existing shareholders.

The drug testing market is highly competitive.

The market for drug tests used at the point of collection is highly competitive. Several companies produce drug tests that compete directly with our drug test product lines, including Alere and its subsidiaries, as well as OraSure Technologies, Inc. In addition to these manufacturers, there are a number of smaller privately held companies, most of which are foreign manufacturers that compete with us. Alere and OraSure are better known and have far greater financial resources, which means they can devote substantially more resources to business and product development and marketing efforts. Our inability to successfully address any competitive risk factors could negatively impact sales and further our profitability.

Two of our customers accounted for more than 10% of our total net sales in the year ended December 31, 2016.

Two of our customers each accounted for more than 10% of our total net sales in the year ended December 31, 2016. Although we have entered into written purchase agreements with these customers, neither customer has minimum purchase obligations and they could stop buying products from us with adequate notice outlined in their contracts. A reduction, delay or cancellation of orders from these customers or the loss of one or both of these customers would reduce our revenues. There can be no assurance that these customers or any of our current customers will continue to place orders, that orders by existing customers will continue at current or historical levels or that we will be able to obtain orders from new customers.

We rely on third parties for raw materials used in our drug test products and in our bulk test strip contract manufacturing processes.

We currently have approximately 50 suppliers that provide us with the raw materials necessary to manufacture our drug-testing strips and our drug test kits. For most of our raw materials, we have multiple suppliers, but there are a few raw materials for which we only have one supplier. The loss of one or more of these suppliers, the non-performance of one or more of their materials or the lack of availability of raw materials could suspend our manufacturing process. This interruption of the manufacturing process could impair our ability to fill customers’ orders as they are placed, putting us at a competitive disadvantage.

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

We have a significant amount of raw material and “work in process” inventory on hand that may not be used in the year ended December 31, 2017 if the expected configuration of sales orders is not received at projected levels.

We had approximately $1,028,000 in raw material components for the manufacture of our products at December 31, 2016. The non-chemical raw material components may be retained and used in production indefinitely and the chemical raw materials components have lives in excess of 20 years. In addition to the raw material inventory, we had approximately $385,000 in manufactured testing strips, or other “work in process” inventory at December 31, 2016. The components for much of this “work in process” inventory have lives of 12-24 months. If sales orders received are not for products that would utilize the raw material components, or if product developments make the raw materials obsolete, we may be required to dispose of these unused raw materials. In addition, since the components for much of the “work in process” inventory have lives of 12-24 months, if sales orders within the next 12-24 months are not for products that contain the components of the “work in process” inventory, we may need to discard this expired “work in process” inventory. We have established an allowance for obsolete or slow moving inventory. At December 31, 2016, this allowance was $449,000. There can be no assurance that this allowance will continue to be adequate for the year ending December 31, 2017 and/or that it will not have to be adjusted in the future.

Possible inability to hire and retain qualified personnel.

We will need additional skilled sales and marketing, technical and production personnel to grow the business. If we fail to retain our present staff or hire additional qualified personnel our business could suffer.

We depend on key personnel to manage our business effectively.

We are dependent on the expertise and experience of our senior management for our future success. The loss of senior management personnel could negatively impact our business and results of operations. Melissa A. Waterhouse serves as our Chief Executive Officer and Principal Financial Officer. We have an employment agreement in place with Ms. Waterhouse, but there can be no assurance that Ms. Waterhouse will continue her employment; and the loss of Ms. Waterhouse could disrupt the business and have a negative impact on business results. We also have a number of other individuals in senior management positions. There can be no assurance that they too will continue their employment. We do not currently maintain key man insurance on Ms. Waterhouse.

Any adverse changes in our regulatory framework could negatively impact our business.

Although we are unaware of any recent or upcoming changes in regulatory standards related to the marketing of our products, recent history supports that change in regulatory requirements could negatively impact our business. In July 2009, FDA indicated that sales of drug tests to the Employment/Workplace market fell under the definition of a “medical device” and that all drug tests used in the Employment/Workplace market required a 510(k) marketing clearance. Prior to this, we (and our industry) did not believe this was the case. This indication resulted in our inability to sell our oral fluid products in the Employment/Workplace market (a market that was quite successful for the Company up until that point). In addition to the sales and marketing restrictions regulatory changes can cause, the cost of filing 510(k) marketing clearances is material. Therefore, these costs can have a negative impact on efforts to improve our financial performance. If regulatory standards were to further change in the future, there can be no assurance that the FDA will grant the Company appropriate marketing clearances required to comply with the changes, if and when we apply for them.

We rely on intellectual property rights and contractual non-disclosure obligations to protect our proprietary information. These rights and obligations may not adequately protect our proprietary information, and an inability to protect our proprietary information can harm our business.

We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality procedures and contractual provisions to protect our proprietary information. From an intellectual property perspective, we currently have a total of 30 patents related to our drug test products. We have additional patent applications pending in the United States, and other countries, related to our drug test products. Certain trademarks have been registered in the United States and in other countries. There can be no assurance that the additional patents and/or trademarks will be granted or that, if granted, they will withstand challenge. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain information that we regard as proprietary.

Other confidential, proprietary information (such as pricing structures, customer information, vendor information, internal financial information, production processes, new product developments, product enhancements and other material, non-public information) is protected under non-disclosure agreements with our personnel and consultants. If these individuals do not comply with their obligations under these agreements, we may be required to incur significant costs to protect our confidential information and the use of this information by the breaching individual may cause harm to our business. We may also be required to incur significant costs to protect our intellectual property right under laws of the United States Patent and Trademark Office. In addition, the laws of some foreign countries do not ensure that our means of protecting our proprietary rights in the United States or abroad will be adequate. Policing and enforcement against the unauthorized use of our intellectual property and other confidential proprietary information could entail significant expenses and could prove difficult or impossible. Such significant expenditures could have a material adverse effect on our results of operations.

Potential issuance and exercise of new options and warrants and exercise of outstanding options and warrants, could adversely affect the value of our securities.

We currently have two non-statutory stock option plans, the Fiscal 2001 Non-statutory Stock Option Plan (the “2001 Plan”) and the 2013 Equity Compensation Plan (the “2013 Plan”). Both plans have been adopted by our Board of Directors and approved by our shareholders. The common shares underlying the exercise of the stock options under the 2001 Plan have been registered with the United States Securities and Exchange Commission (the “SEC”), however the common shares underlying the exercise of the stock options under the 2013 Plan have not been registered with the SEC.

Both the 2001 Plan and the 2013 Plan have options available for future issuance. As of December 31, 2016, there were 2,107,000 options issued and outstanding under the 2001 Plan. There were no options issued under the 2013 Plan, making the total issued and outstanding options 2,107,000 as of December 31, 2016. Of the total options issued and outstanding, 1,109,000 are fully vested as of December 31, 2016. As of December 31, 2016, there were 1,610,000 options available for issuance under the 2001 Plan and 4,000,000 options available for issuance under the 2013 Plan. We also currently have 2,060,000 warrants issued and outstanding.

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

There are 5,795,428 common shares presently issued and outstanding as of the date hereof that are “restricted securities” as that term is defined under the Securities Act of 1933, as amended, (the “Securities Act”). These securities may be sold in compliance with Rule 144 of the Securities Act (“Rule 144”), or pursuant to a registration statement filed under the Securities Act. Rule 144 addresses sales of restricted securities by affiliates and non-affiliates of an issuer. An “affiliate” is a person, such as an officer, director or large shareholder, in a relationship of control with the issuer. “Control” means the power to direct the management and policies of the company in question, whether through the ownership of voting securities, by contract, or otherwise. If someone buys securities from a controlling person or an affiliate, they take restricted securities, even if they were not restricted in the affiliate's hands.

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

The SEC has adopted regulations that define a “penny stock” to be any equity security that has a market price per share of less than $5.00, subject to certain exceptions, such as any securities listed on a national securities exchange or securities of an issuer in continuous operation for more than three years whose net tangible assets are in excess of $2 million, or an issuer that has average revenue of at least $6 million for the last three years. Our common shares are currently trading on the OTC Markets, Inc., under their OTC Pink Open Marketplace. As of the year ended December 31, 2016, our net tangible assets did not exceed $2 million, however, our average revenue for the last three years exceeded $6 million, so our securities currently qualify for exclusion from the “penny stock” definitions. However, our three-year average as of December 31, 2016 was only $6,404,000. If our three-year average revenue falls below $6 million, we would fail to qualify for the exclusion, and our common shares would be subject to “penny stock” rules. For any transaction involving a “penny stock,” unless exempt, the rules impose additional sales practice requirements on broker-dealers, subject to certain exceptions. For these reasons, a broker-dealer may find it more difficult to trade our common stock and an investor may find it more difficult to acquire or dispose of our common stock on the secondary market. Therefore, broker-dealers may be less willing or able to sell or make a market in our securities because of the penny stock disclosure rules. Not maintaining a listing on a major stock market may result in a decrease in the trading price of our securities due to a decrease in liquidity and less interest by institutions and individuals in investing in our securities, and could also make it more difficult for us to raise capital in the future. Furthermore, listing on OTC Markets, Inc. may make it more difficult to retain and attract market makers. In the event that market makers cease to function as such, public trading of our securities will be adversely affected or may cease entirely.

We incur costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance initiatives.

We incur legal, accounting and other expenses as a result of our required compliance with certain regulations implemented by the SEC. Our executive management and other personnel devote a substantial amount of time to these compliance requirements.

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

Inability to comply with financial covenants under our current credit facility could result in our creditor declaring all amounts owed to them due and payable with immediate effect, or result in the collection of collateral by the creditor; both of which would have an adverse material impact on our business and our ability to continue operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PropertIES

We own our property in Kinderhook, New York. The property currently consists of a 30,000 square foot facility with approximately 22 surrounding acres. Our Kinderhook facility houses administration, customer service, inside sales, assembly and packaging, shipping and our warehouse. We lease (under a long-term, non-cancellable lease) 5,200 square feet of space in Logan Township, New Jersey that houses our bulk test strip manufacturing and research and development. Both facilities are currently adequate and meet the needs of all areas of the Company.

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

The following table sets forth the high and low closing bid prices of our securities as reported by the OTC Pink Open Marketplace in the years ended December 31, 2016 and December 31, 2015. The prices quoted reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not necessarily represent actual transactions.

Year ended December 31, 2016	High	Low

Quarter ended December 31, 2016	$0.16	$0.11
Quarter ended September 30, 2016	$0.16	$0.10
Quarter ended June 30, 2016	$0.16	$0.11
Quarter ended March 31, 2016	$0.14	$0.10

Year ended December 31, 2015	High	Low

Quarter ended December 31, 2015	$0.15	$0.12
Quarter ended September 30, 2015	$0.14	$0.12
Quarter ended June 30, 2015	$0.15	$0.11
Quarter ended March 31, 2015	$0.14	$0.12

Holders

Based upon the number of record holders and individual participants in security position listings, as of March 31, 2017, there were approximately 2,300 holders of our securities. As of March 31, 2017, there were 28,842,788 common shares outstanding.

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

The following table summarizes information as of December 31, 2016, with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by security holders	2,107,000	$0.13	5,610,000
Equity Compensation Plans not approved by security holders*	2,060,000	$0.18	NA

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

Overview and Plan of Operations

Sales in the year ended December 31, 2016 (“Fiscal 2016”) decreased when compared to the year ended December 31, 2015 (“Fiscal 2015”). During Fiscal 2016, we sustained a net loss of $345,000 from net sales of $5,609,000, and had cash provided by operating activities of $241,000. During Fiscal 2015, we sustained a net loss of $333,000 from net sales of $6,317,000, and had cash provided by operating activities of $230,000.

Our ability to maintain and/or increase sales continues to be impacted by a very cost-competitive market currently dominated by products made outside of the United States. We continuously examine all expenses in efforts to minimize losses going forward (if sales continue to decline) and achieve profitability (when/if sales levels improve). Over the course of the last two fiscal years (Fiscal 2016 and Fiscal 2015), we refinanced substantially all of our existing debt at lower interest rates, manufactured our products in a partially consolidated operating environment, and maintained a salary and commission deferral program; all as part of our efforts to decrease expenses and improve cash flow.

Debt refinancing: The interest rate on our current loan and security agreement with Cherokee Financial, LLC (“Cherokee”) is 9% (with all fees considered) while the majority of the debt refinanced by the Cherokee loan was at 15% (some of the debt refinanced was at 8.25%). The interest rate on the line of credit is variable. In Fiscal 2016, the interest rates ranged from 9.35% to 9.6% (with interest and the monthly maintenance fee considered). As of the date of this report, the interest rate in effect is 10.41% (with all fees; including the weighted annual fee, which is charged on the closing date anniversary and is $7,500 regardless of our balance on the line of credit). The WSJ prime rate was increased another .25% effective March 16, 2017, and we expect our rate to increase by this amount on April 1, 2017. The interest rate on our former line of credit was 12% (with all fees).

Partial consolidation: The consolidation of our New Jersey facility was completed in December 2014, however, the impact of the consolidation on operations (decreased site costs, shipping, etc.) began in January 2015. We closed down 2 of the 3 units being leased, and moved certain manufacturing operations up to the Company’s (owned) facility in Kinderhook, New York. The 1 remaining unit in New Jersey continues to house bulk strip manufacturing and research and development.

Salary and commission deferral program: The salary and commission deferral program through Fiscal 2016 consisted of a 20% salary deferral for the Company’s executive officer (Melissa Waterhouse), and non-executive VP Operations, as well as a 20% commission deferral for a sales consultant, As of December 31, 2016, the Company had total deferred compensation owed of $219,000. Over the course of the program, the Company has paid portions of the deferred compensation (with payments totaling $74,000 in Fiscal 2016). As cash flow from operations allows, the Company intends to continue to make payments in connection with the salary and commission deferral program, however the deferral program is continuing and the Company expects it will continue for up to another 12 months.

We continue to believe that new products and our ability to sell those products in new markets will be the primary future organic growth driver. At the end of Fiscal 2016, we were still in the process of applying to the U.S. Food and Drug Administration for a marketing clearance to sell an all-inclusive, urine based, drug-testing cup to customers requiring a CLIA waived product, and we expect to receive a decision from FDA in the near future. New assays and product platform developments are also in our research and development plans. We remain focused on selling our point of collection drugs of abuse tests, and growing our business through direct sales and select distributors.

In addition to a plan for organic growth from the sales of our products, we have taken steps to diversify our revenue stream. Late in the first quarter of 2016, we signed an independent agent agreement with an entity that will allow us to sell a toxicology management service to our existing customers and new customers. In addition, later in 2016, we entered into an agreement to offer an additional testing product, a breath analyzer, in our core markets. Fiscal 2016 does not include any material revenues from these new relationships. While we are hopeful these agreements will have a more material impact on our sales in the future, we are also looking at other potential relationships that would allow us to diversify our revenue stream, including a relationship that would allow the Company to achieve revenue through laboratory confirmations of our products.

In September 2016, our contract manufacturing sales began to decrease on an annual basis due to manufacturing shift with one of our contract customers. More specifically, as a result of a tech transfer with one of our customers, starting in September 2016 the customer became their own primary supplier with ABMC moving into a position of back up or secondary supplier. Although contract manufacturing is not considered a material portion of our net sales, given this expected change, we are making efforts to identify and secure new contract work and possible diversification alternatives. In connection with the tech transfer, we did receive a $300,000 tech transfer fee from this customer. We recognized other income of $200,000 in Fiscal 2016, of which $150,000 was related to the tech transfer, net of expenses. We received $150,000 in tech transfer fees in both Fiscal 2016 and Fiscal 2015, which is included in other income.

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

Estimates of the fair value of stock options and warrants at date of grant: The fair value of stock options and warrants issued to employees, members of our Board of Directors, and consultants in connection with debt financings is estimated (on the date of grant) based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. If factors change and we use different assumptions, our equity-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating our forfeiture rate, we analyzed our historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If our actual forfeiture rate is materially different from its estimate, or if we reevaluate the forfeiture rate in the future, the equity-based compensation expense could be significantly different from what we have recorded in the current period.

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

Results of operations for Fiscal 2016 compared to Fiscal 2015

Net Sales: Net sales decreased 11.2% to $5,609,000 in Fiscal 2016, from $6,317,000 in Fiscal 2015. While there were quarters within Fiscal 2016 that included improvement in some markets, when comparing Fiscal 2016 with Fiscal 2015, we experienced sales declines in all market (with the exception of national account sales, which improved slightly).

Affecting Government sales in Fiscal 2016 was the loss of two state contracts in Fiscal 2015 (both of which switched to using a product manufactured outside of the United States). In addition, the budgets of our current customers continue to be challenged by the still struggling economy, and unfortunately, drug testing is an area where government agencies typically cut when trying to close a budget gap. Our urine-based, all-inclusive drug test is allowing us to be more cost competitive in this market. However, Government sales typically have a longer sales cycle; i.e. when dealing with larger government accounts, the time between initial contact with the customer and the receipt of an order is typically longer than smaller municipalities or entities in the private sector.

National account sales did improve slightly in Fiscal 2016 when compared to Fiscal 2015. This stems primarily from increased purchases from one of our national account customers. The increase in sales is in line with historical increases from this customer.

International sales were also down in Fiscal 2016 when compared to Fiscal 2015. Stable sales in Latin America were offset by decreased sales to other parts of the world.

And finally, contract-manufacturing sales were down over 50% in Fiscal 2016 when compared to Fiscal 2015. This stems primarily from decreased sales related to one contract-manufacturing customer. More specifically, starting in September 2016, the customer became their own primary supplier with ABMC moving into a position of back up or secondary supplier as part of a tech transfer for which the Company was paid $300,000 over the course of Fiscal 2016 and Fiscal 2015. Prior to this change, the customer was also decreasing its typical purchases in anticipation of becoming their own primary supplier.

Gross profit: Gross profit decreased to 44.3% of net sales in Fiscal 2016 from 45.2% of net sales in Fiscal 2015. This decrease in gross profit stems primarily from the fact that decreased sales has resulted in a decrease in the number of testing strips we are making (especially in the case of our decreased contract manufacturing sales). This decline in manufacturing negatively impacts our efficiencies. In addition, the low product prices from foreign manufacturers have required us to decrease pricing of our own products to be more competitive.

Operating Expenses: Operating expenses for Fiscal 2016 decreased $316,000, or 10.3%, when compared to operating expense in Fiscal 2015. General and Administrative and Selling and Marketing expenses decreased while Research and Development expenses increased. More specifically:

Research and development (“R&D”)

R&D expenses for Fiscal 2016 increased 24.3% when compared to R&D expenses incurred in Fiscal 2015. This stems from increased FDA compliance costs (due to timing of actions taken to submit a marketing application to the FDA; more specifically, additional studies needed for the application). This increase in compliance costs was partially offset by decreased supply costs (due to overall less supply requirements from R&D). In Fiscal 2016, our R&D department continued to focus their efforts on the enhancement of current products, development of new testing assays, new product platforms and exploration of contract manufacturing opportunities.

Selling and marketing

Selling and marketing expenses for Fiscal 2016 decreased by 8.9% when compared to selling and marketing expense in Fiscal 2015. Decreases in sales salaries and benefits and travel expense (due to decreased sales personnel), commissions (due to decreased product sales and changes to commission structure in the first quarter 2016), local trade show expenses, as well as decreased supplies and telephone expenses were partially offset by increases in consulting fees (due to the retention of a criminal justice marketing consultant in early 2016) and customer relations fees (related to one of our contract manufacturing customers). Our direct sales force will continue to focus their efforts in our target markets, which include, but are not limited to, Clinical (primarily drug treatment and pain management), Government (criminal justice and law enforcement) and Employment/Workplace markets. In addition, they will focus on the forensic and international markets for our oral fluid product.

General and administrative (“G&A”)

G&A expenses for Fiscal 2016 decreased 3.5%, from Fiscal 2015. In Fiscal 2016 there were expense reductions in consulting fees, due to decreased financing activities in 2016), as well as reductions in outside service fees (associated with our ISO audits), computer supplies, repairs and maintenance and bank service fees (with the Crestmark line in place for 12 months in 2016 versus 6 months in 2015). The reductions were partially offset by increased expenses related to: investor relations, shipping supplies, broker fees (due to Fiscal 2016 including a full year of amortization costs related to our Fiscal 2015 refinancing activities), accounting fees, and patents and licenses. Share based payment expense also increased from $34,000 in Fiscal 2015 to $61,000 in Fiscal 2016; this increase stems primarily from stock based compensation related to options issued to our CEO in January 2016.

Other income and expense:

Other expense in Fiscal 2016 and Fiscal 2015 consisted primarily of interest expense offset by other income associated with a Strategic Manufacturing and Cooperation Agreement with a contract-manufacturing customer and a gain on a settled liability. During Fiscal 2016 and Fiscal 2015 we incurred interest expense of $162,000 and $206,000, respectively. In Fiscal 2016, the interest expense was related to our line of credit with Crestmark Bank and our loan and security agreement with Cherokee Financial, LLC. In addition to interest related to the Crestmark Bank and Cherokee Financial, LLC facilities, in Fiscal 2015, interest expense also stemmed from our former line of credit with Imperium Commercial Finance, LLC, our Series A Debentures and our loan with Cantone Asset Management. The Imperium line of credit was refinanced in June 2015 and the Debentures and Cantone Asset Management loan was refinanced in March 2015.

LIQUIDITY AND CAPITAL RESOURCES AS OF DECEMBER 31, 2016

Our cash requirements depend on numerous factors, including but not limited to manufacturing costs (such as raw materials, equipment, etc.), selling and marketing initiatives, product development activities, regulatory costs, and effective management of inventory levels and production levels in response to sales forecasts. We expect to devote capital resources to continue selling and marketing initiatives and product development/research and development activities. We are examining other growth opportunities including strategic alliances and expect such activities will be funded from existing cash and cash equivalents, and/or the issuance of additional equity or additional borrowings, subject to market and other conditions. Our financial statements for the year ended December 31, 2016 were prepared assuming we will continue as a going concern. Our current cash balances, together with cash generated from future operations and amounts available under our credit facilities may not be sufficient to fund operations through March 2018. Our current line of credit has a term of 3 years, expiring on June 29, 2018 and has a maximum availability of $1,500,000. However, the amount available under our line of credit is based upon our accounts receivable and inventory. As of December 31, 2016, based on our availability calculation, there were no additional amounts available under our line of credit because we draw any balance available on a daily basis. If sales levels decline further, we will have reduced availability on our line of credit due to decreased accounts receivable balances. In addition, we would expect our inventory levels to decrease if sales levels decline further, and this also means reduced availability on our line of credit. If availability under our line of credit is not sufficient to satisfy our working capital and capital expenditure requirements, we will be required to obtain additional credit facilities or sell additional equity securities, or delay capital expenditures. There is no assurance that such financing will be available or that we will be able to complete financing on satisfactory terms, if at all.

As of December 31, 2016, we had the following debt/credit facilities:

Facility	Debtor	Balance as of December 31, 2016
Loan and Security Agreement	Cherokee Financial, LLC	$1,125,000
Revolving Line of Credit	Crestmark Bank	$639,000

Working Capital

Our working capital decreased $94,000 to $793,000 at the end of Fiscal 2016 from $887,000 at the end of Fiscal 2015. This decrease in working capital is primarily a result of decreased sales. We have historically satisfied net working capital requirements through cash from operations and bank debt.

Dividends

We have never paid any dividends on our common shares and we anticipate that all future earnings, if any, will be retained for use in our business.

Cash Flow, Outlook/Risk

We do not expect significant increases in expenses in the year ending December 31, 2017 and as evidenced by our operating expenses in Fiscal 2016, we have taken steps (and will continue to take steps) to ensure that operating expenses and manufacturing costs remain in line with sales levels. In 2017, we will continue to focus our efforts on improving sales. Such steps include, but are not limited to, obtaining an over-the-counter marketing clearance from FDA for one of our all-inclusive drug testing cups (allowing us to further penetrate Clinical markets such as pain management and drug treatment), and entering into strategic relationships with third parties to offer additional products and services to our customers (such as toxicology management services and a breath analyzer product). We are hopeful that these additional product and service offerings could have a positive impact on sales in the future. In Fiscal 2016, we continued to utilize cash resources to complete the FDA marketing application process and to take other steps that would result in increased sales. We do not believe these expenditures will continue through the year ending December 31, 2017.

None of these efforts related to sales, or any other efforts being untaken related to other operational activities resulted in a substantial increase in cash requirements in Fiscal 2016. In the second quarter of Fiscal 2016, we received our final payment of $150,000 related to a tech transfer with one of our contract-manufacturing customers. We believe our current line of credit (and advance rates) are adequate for our cash requirements in the year ending December 31, 2017 if sales do not continue to decrease at the historic levels of decline and/or if extraordinary events do not occur that would results in increased expenditures.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, Management has concluded that our internal control over financial reporting was effective as of December 31, 2016.

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

The information required by this item is contained in our definitive Proxy Statement with respect to our Annual Meeting of Shareholders for the year ended December 31, 2016, under the captions “Discussion of Proposal Recommended by Board”, “Directors that are not Nominees”, “Additional Executive Officers and Senior Management”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Code of Ethics”, “Nominating Committee”, “Audit Committee” and “Audit Committee Financial Expert” and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item is contained in our definitive Proxy Statement with respect to our Annual Meeting of Shareholders for the year ended December 31, 2016, under the captions “Executive Compensation”, “Compensation of Directors”, “Compensation Committee Interlocks and Insider Participation”, and “Compensation Committee Report”, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management AND RELATED STOCKHOLDER MATTERS

The information required by this item is contained within Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities earlier in this Annual Report on Form 10-K and in our definitive Proxy Statement with respect to the Annual Meeting of Shareholders for the year ended December 31, 2016, under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is contained in our definitive Proxy Statement with respect to the Annual Meeting of Shareholders for the year ended December 31, 2016, under the captions “Certain Relationships and Related Transactions” and “Independent Directors”, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is contained in our definitive Proxy Statement with respect to the Annual Meeting of Shareholders for the year ended December 31, 2016, under the caption “Independent Public Accountants”, and is incorporated herein by reference.

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

(3)	See Item 15(b) of this Annual Report on Form 10-K.

(b)	Exhibits

Number	Description of Exhibits

3.5	Bylaws (1)
3.50	Amended and Restated Bylaws (2)
3.51	Amended and Restated Bylaws (3)
3.6	Fifth amendment to the Certificate of Incorporation (4)
3.7	Sixth amendment to the Certificate of Incorporation (2)
4.9	2009 Series A Debenture Offering - Form of Debenture Placement Agreement (5)
4.10	2009 Series A Debenture Offering - Form of Private Placement Memorandum (5)
4.11	2009 Series A Debenture Offering - Form of Security Purchase Agreement (5)
4.12	2009 Series A Debenture Offering - Form of Series A Debenture (5)
4.13	2009 Series A Debenture Offering - Form of Registration Rights Agreement (5)
4.14	2009 Series A Debenture Offering - Form of Placement Agent Warrant Agreement(5)
4.17	Fiscal 2001 Nonstatutory Stock Option Plan (filed as part of the Company’s Proxy Statement for its Fiscal 2002 Annual Meeting and incorporated herein by reference) (a)
4.19	Placement Agent Agreement by and between the Company and Cantone Research, Inc.(6)
4.20	Bridge Loan Agreement by and between the Company and Cantone Asset Management, LLC(6)
4.21	Note (Bridge Loan) by and between the Company and Cantone Asset Management, LLC (6)
4.22	Form of Debenture Amendment between the Company and Debenture Holders(7)
4.23	Consulting Agreement between the Company and Cantone Asset Management, LLC(7)
4.24	Agreement between the Company and Monarch Capital(7)
4.25	2013 Equity Compensation Plan (filed as Appendix A to the Company’s Proxy Statement for its fiscal year ended December 31, 2012 and incorporated herein by reference)(a)
10.8	Lease dated August 1, 1999/New Jersey facility (8)
10.38	Employment Contact between the Company and Melissa A, Waterhouse(9)
10.40	Employment Contract between the Company and Melissa A. Waterhouse(10)
10.41	Amendment No. 9 to New Jersey facility lease, dated December 15, 2014(11)
10.42	Amendment No. 10 to New Jersey facility lease, dated December 21, 2015(12)
31.1 & 31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer/Chief Financial Officer
32.1 & 32.2	Section 1350 Certification of the Chief Executive Officer/Chief Financial Officer
101	The following materials from our Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheet, (ii) Statements of Income (iii) Statements of Cash Flows, (iv) Statements of Changes in Stockholders’ Equity and (v) Notes to Financial Statements.
(a)	Indicates an employee benefits plan, management contract or compensatory plan or arrangement in which a named executive officer participates.
(1)	Filed as the exhibit number listed to the Company’s Form 10-SB filed on November 21, 1996 and incorporated herein by reference.
(2)	Filed as the exhibit number listed to the Company’s Form 10-KSB filed on April 15, 2002 and incorporated herein by reference.
(3)	Filed as the exhibit number listed to the Company’s Current Report on Form 8-K filed on October 18, 2007 and incorporated herein by reference.
(4)	Filed as Exhibit 3.6 to the Company’s Form SB-2 filed on November 21, 1996 and incorporated herein by reference
(5)	Filed as the exhibit number listed to the Company’s Registration Statement on Form S-3 filed on April 15, 2009 and amended on May 5, 2009 and incorporated herein by reference.

(6)	Filed as the exhibit number listed to the Company’s Current Report on Form 8-K filed with the Commission on July 31, 2012.
(7)	Filed as the exhibit number listed to the Company’s Current Report on Form 8-K/A-1 filed with the Commission on August 6, 2012.
(8)	Filed as the exhibit number listed to the Company’s Form 10-KSB filed on August 11, 2000 and incorporated herein by reference.
(9)	Filed as the exhibit number listed to the Company’s Current Report on Form 8-K filed with the Commission on November 11, 2013.
(10)	Filed as the exhibit number listed to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2014.
(11)	Filed as the exhibit number listed to the Company’s Form 10-K filed on March 31, 2015 and incorporated herein by reference.
(12)	Filed as the exhibit number listed to the Company’s Form 10-K filed on March 30, 2016 and incorporated herein by reference.

(c)	Not applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN BIO MEDICA CORPORATION

By /s/ Melissa A. Waterhouse

Melissa A. Waterhouse
Chief Executive Officer (Principal Executive Officer)
Principal Financial Officer
Principal Accounting Officer

Date: March 31, 2017

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2017:

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

AMERICAN BIO MEDICA CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of American Bio Medica Corporation

We have audited the accompanying balance sheets of American Bio Medica Corporation as of December 31, 2016 and 2015, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2016. American Bio Medica Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Bio Medica Corporation as of December 31, 2016 and 2015 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ UHY LLP

Albany, New York

March 31, 2017

AMERICAN BIO MEDICA CORPORATION

Balance Sheets

	December 31,	December 31,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$156,000	$158,000
Accounts receivable, net of allowance for doubtful accounts of $49,000 at December 31, 2016 and $50,000 at December 31, 2015	556,000	672,000
Inventory, net of allowance of $449,000 at December 31, 2016 and $432,000 at December 31, 2015	1,582,000	1,746,000
Prepaid expenses and other current assets	92,000	40,000
Total current assets	2,386,000	2,616,000

Property, plant and equipment, net	824,000	910,000
Patents, net	93,000	67,000
Other assets	21,000	14,000
Deferred finance costs – line of credit, net	47,000	79,000
Total assets	$3,371,000	$3,686,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$304,000	$373,000
Accrued expenses and other current liabilities	276,000	212,000
Wages payable	299,000	292,000
Line of credit	639,000	777,000
Current portion of long-term debt	75,000	75,000
Total current liabilities	1,593,000	1,729,000
Other liabilities	0	38,000
Related party note payable	0	124,000
Long-term debt, net of current portion and deferred finance costs	753,000	834,000
Total liabilities	2,346,000	2,725,000

COMMITMENTS AND CONTINGENCIES
Stockholders’ equity:
Preferred stock; par value $.01 per share; 5,000,000 shares authorized, none issued and outstanding	0	0
Common stock; par value $.01 per share; 50,000,000 shares authorized; 28,842,788 issued and outstanding as of December 31, 2016 and 26,032,930 issued and outstanding as of December 31, 2015	288,000	260,000
Additional paid-in capital	21,037,000	20,656,000
Accumulated deficit	(20,300,000)	(19,955,000)
Total stockholders’ equity	1,025,000	961,000
Total liabilities and stockholders’ equity	$3,371,000	$3,686,000

The accompanying notes are an integral part of the financial statements.

AMERICAN BIO MEDICA CORPORATION

Statements of Operations

	Year Ended December 31, 2016	Year Ended December 31, 2015

Net sales	$5,609,000	$6,317,000

Cost of goods sold	3,119,000	3,462,000

Gross profit	2,490,000	2,855,000

Operating expenses:
Research and development	184,000	148,000
Selling and marketing	1,061,000	1,164,000
General and administrative	1,502,000	1,556,000
	2,747,000	2,868,000

Operating loss	(257,000)	(13,000)

Other income / (expense):
Interest expense	(284,000)	(420,000)
Other income, net	200,000	102,000
	(84,000)	(318,000)

Net loss before tax	(341,000)	(331,000)

Income tax expense	(4,000)	(2,000)

Net loss	$(345,000)	$(333,000)

Basic and diluted loss per common share	$(0.01)	$(0.01)

Weighted average number of shares outstanding – basic and diluted	27,463,265	25,676,976

The accompanying notes are an integral part of the financial statements.

AMERICAN BIO MEDICA CORPORATION

Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance-December 31, 2014	23,648,315	$236,000	$20,356,000	($19,622,000)	$970,000

Shares issued in connection with Landmark consulting agreement extension	384,615	4,000	46,000	0	50,000
Shares issued in connection with Cherokee Financial mortgage	2,000,000	20,000	220,000	0	240,000
Share based payment expense			34,000	0	34,000
Net Loss				(333,000)	(333,000)

Balance – December 31, 2015	26,032,930	$260,000	$20,656,000	($19,955,000)	$961,000

Shares issued in connection with Landmark consulting agreement extensions	827,093	8,000	90,000	0	98,000
Shares issued to E Jaskiewicz in exchange for debt owed	1,186,765	12,000	142,000	0	154,000
Share issued in connection with Cherokee Financial mortgage	796,000	8,000	88,000	0	96,000
Share based payment expense			61,000	0	61,000
Net loss				(345,000)	(345,000)

Balance – December 31, 2016	28,842,788	$288,000	$21,037,000	$(20,300,000)	$1,025,000

The accompanying notes are an integral part of the financial statements.

AMERICAN BIO MEDICA CORPORATION

Statements of Cash Flows

	Year Ended	Year Ended
	December 31,	December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(345,000)	$(333,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	91,000	91,000
Amortization of debt issuance costs	122,000	264,000
Provision for bad debts	(1,000)	3,000
Provision for slow moving and obsolete inventory	17,000	108,000
Share-based payment expense	61,000	34,000
Changes in:
Accounts receivable	116,000	139,000
Inventory	147,000	(132,000)
Prepaid expenses and other current assets	39,000	45,000
Accounts payable	(39,000)	(37,000)
Accrued expenses and other current liabilities	26,000	20,000
Wages payable	7,000	28,000
Net cash provided by operating activities	241,000	230,000

Cash flows from investing activities:
Purchase of property, plant and equipment	0	(13,000)
Patent application costs	(30,000)	(8,000)
Net cash used in investing activities	(30,000)	(21,000)

Cash flows from financing activities:
Proceeds from / (payments on) debt financing, net	(75,000)	(51,000)
Deferred finance costs	0	(150,000)
Proceeds from lines of credit	6,018,000	6,600,000
Payments on lines of credit	(6,156,000)	(6,802,000)
Net cash used in financing activities	(213,000)	(403,000)

Net (decrease) / increase in cash and cash equivalents	(2,000)	(194,000)
Cash and cash equivalents – beginning of period	158,000	352,000
Cash and cash equivalents – end of period	$156,000	$158,000
Supplemental disclosures of cash flow information:
Non-Cash transactions:
Consulting expense paid with restricted stock	$98,000	$50,000
Common shares issued in connection with debt financings	$96,000	$240,000
Related Party note payable paid with restricted stock	$154,000	$0
Settlement of debt	$0	$1,026,000
Cash paid during the year for interest	$162,000	$206,000
Cash paid for taxes	$4,000	$0

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

Going Concern

The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. For the year ended December 31, 2016 (“Fiscal 2016”), the Company had a net loss of $345,000 and net cash provided by operations of $241,000, compared to a net loss of $333,000 and net cash provided by operating activities of $230,000 in the year ended December 31, 2015 (“Fiscal 2015”). The Company’s cash balances decreased by $2,000 in Fiscal 2016 and decreased $194,000 during Fiscal 2015.

As of December 31, 2016, the Company had an accumulated deficit of $20,300,000. Over the course of the last four fiscal years, the Company has implemented a number of expense and personnel cuts, implemented a salary and commission deferral program, consolidated certain manufacturing operations of the Company, and refinanced debt. The salary and commission deferral program through Fiscal 2016 consisted of a 20% salary deferral for the Company’s executive officer (Melissa Waterhouse), and non-executive VP Operations, as well as a 20% commission deferral for a sales consultant, As of December 31, 2016, the Company had total deferred compensation owed of $219,000. Over the course of the program, the Company has paid portions of the deferred compensation (with payments totaling $74,000 in Fiscal 2016). As cash flow from operations allows, the Company intends to continue to make payments related to the salary and commission deferral program, however the deferral program is continuing and the Company expects it will continue for up to another 12 months.

The consolidation was completed by December 31, 2014. The Company closed down 2 of the 3 units being leased in Logan Township, New Jersey and moved certain manufacturing operations up to the Company’s (owned) facility in Kinderhook, New York. The 1 remaining unit in New Jersey continues to house bulk strip manufacturing and research and development. The cost of the partial consolidation was approximately $92,000 and most of this expense was incurred in the fourth quarter of 2014. The Company began to see savings (in site costs, shipping, etc) on January 1, 2015. The Company saw a 100% return on this investment in Fiscal 2015 primarily in the form of increased manufacturing efficiencies, which resulted in better profit margins.

In Fiscal 2015, the Company refinanced substantially all of its existing debt in efforts to decrease its interest costs and increase cash flow. In March 2015, the Company entered into a $1,200,000 Loan and Security Agreement with Cherokee Financial, LLC (the “Cherokee LSA”). The Cherokee LSA refinanced the Series A Debentures, CAM Bridge Loan and Mortgage Consolidation Loan with First Niagara Bank. The interest rate on the Cherokee loan facility is 8% with a 1% oversight fee while the interest rate on the Series A Debentures and CAM Bridge Loan was 15%, and the interest rate on the Fist Niagara loan was 8.25%. In June 2015, the Company entered into an up to $1,500,000 Loan and Security Agreement with Crestmark Bank that refinanced its line of credit with Imperium Commercial Finance. The interest rate component of the Crestmark line of credit is variable based on the WSJ prime rate. In Fiscal 2016, the interest rates ranged from 9.35% to 9.6% (with interest and the monthly maintenance fee considered). As of the date of this report, the interest rate in effect is 10.41% (with all fees; including the weighted annual fee, which is charged on the closing date anniversary and is $7,500 regardless of our balance on the line of credit). The WSJ prime rate was increased another .25% effective March 16, 2017, and we expect our rate to increase by this amount on April 1, 2017. The Imperium line of credit annual all-in rate was 12% (fixed).

Our current cash balances, together with cash generated from future operations and amounts available under our credit facilities may not be sufficient to fund operations through March 2018. If cash generated from operations is insufficient to satisfy the Company’s working capital and capital expenditure requirements, the Company will be required to sell additional equity or obtain additional credit facilities. The Company’s ability to repay, acquire new debt, or to refinance its current debt will depend primarily upon its future operating performance, which may be affected by general economic, financial, competitive, regulatory, business and other factors beyond its control, including those discussed herein. In addition, the Company cannot assure you that future borrowings or equity financing will be available to fund operations.

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

The Company’s history of operating cash flow deficits, its current cash position and lack of access to capital raise doubt about its ability to continue as a going concern and its continued existence is dependent upon several factors, including its` ability to raise revenue levels and control costs to generate positive cash flows, to sell additional shares of the Company’s common stock to fund operations and obtain additional credit facilities. Selling additional shares of the Company’s common stock and obtaining additional credit facilities may be more difficult as a result of limited access to equity markets and the tightening of credit markets. In the event that revenues continue to decline and the Company is unable to generate positive cash flows and/or unable to raise capital, the Company may be required to further reduce expenses or take other steps, which could have a further material adverse effect on its operating performance. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of or classification of liabilities that might be necessary as a result of this uncertainty.

Significant Accounting Policies:

[1]          Cash equivalents: The Company considers all highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

[2]          Accounts Receivable: Accounts receivable consists of mainly trade receivables due from customers for the sale of our products. Payment terms vary on a customer-by-customer basis, and currently range from cash on delivery to net 60 days. Receivables are considered past due when they have exceeded their payment terms. Accounts receivable have been reduced by an estimated allowance for doubtful accounts. The Company estimates its allowance for doubtful accounts based on facts, circumstances and judgments regarding each receivable. Customer payment history and patterns, historical losses, economic and political conditions, trends and individual circumstances are among the items considered when evaluating the collectability of the receivables. Accounts are reviewed regularly for collectability and those deemed uncollectible are written off. At December 31, 2016 and December 31, 2015 the Company had an allowance for doubtful accounts of $49,000 and $50,000, respectively.

[3]          Inventory: Inventory is stated at the lower of cost or market. Work in process and finished goods are comprised of labor, overhead and raw material costs. Labor and overhead costs are determined on a rolling average cost basis and raw materials are determined on an average cost basis. At December 31, 2016 and December 31, 2015, the Company established an allowance for slow moving and obsolete inventory of $449,000 and $432,000, respectively.

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

AMERICAN BIO MEDICA CORPORATION

Notes to financials

[5]          Depreciation and amortization: Property, plant and equipment are depreciated on the straight-line method over their estimated useful lives; generally 3-5 years for equipment and 30 years for buildings. Leasehold improvements and capitalized lease assets are amortized by the straight-line method over the shorter of their estimated useful lives or the term of the lease. Intangible assets include the cost of patent applications, which are deferred and charged to operations over 19 years. The accumulated amortization of patents is $171,000 and $166,000 at December 31, 2016 and December 31, 2015, respectively. Annual amortization expense of such intangible assets is expected to be $6,000 per year for the next 5 years.

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

[8]          Research and development: Research and development (“R&D”) costs are charged to operations when incurred. These costs include salaries, benefits, travel, costs associated with regulatory applications, supplies, depreciation of R&D equipment and other miscellaneous expenses.

[9]          Net loss per common share: Basic loss per common share is calculated by dividing net loss by the weighted average number of outstanding common shares during the period.

Potential common shares outstanding as of December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Warrants	2,060,000	2,385,000
Options	2,107,000	1,435,000
Total	4,167,000	3,280,000

For Fiscal 2016 and Fiscal 2015, the number of securities not included in the diluted loss per share was 4,167,000 and 3,820,000, respectively, as their effect was anti-dilutive due to net loss in each year.

[10]         Use of estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our management believes the major estimates and assumptions impacting our financial statements are the following:

•	estimates of the fair value of stock options and warrants at date of grant; and
•	estimates of the inventory reserves; and

AMERICAN BIO MEDICA CORPORATION

Notes to financials

•	deferred tax valuation

The fair value of stock options and warrants issued to employees, members of our Board of Directors, and consultants in connection with debt financings is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment.

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

[13]         Accounting for share-based payments and stock warrants: In accordance with the provisions of ASC Topic 718, “Accounting for Stock Based Compensation”, the Company recognizes share-based payment expense for stock options and warrants. The weighted average fair value of options issued and outstanding in Fiscal 2016 and Fiscal 2015 was $0.13 and $0.14, respectively. (See Note H [2] – Stockholders’ Equity)

The Company accounts for derivative instruments in accordance with ASC Topic 815 “Derivatives and Hedging” (“ASC Topic 815”). The guidance within ASC Topic 815 requires the Company to recognize all derivatives as either assets or liabilities on the statement of financial position unless the contract, including common stock warrants, settles in the Company’s own stock and qualifies as an equity instrument. A contract designated as an equity instrument is included in equity at its fair value, with no further fair value adjustments required; and if designated as an asset or liability is carried at fair value with any changes in fair value recorded in the results of operations. The weighted average fair value of warrants issued and outstanding was $0.18 in Fiscal 2016 and $0.17 in Fiscal 2015. (See Note H [3] – Stockholders’ Equity)

[14]         Concentration of credit risk: The Company sells products primarily to United States customers and distributors. Credit is extended based on an evaluation of the customer’s financial condition.

At December 31, 2016, one customer accounted for 28.9% of the Company’s net accounts receivable. A substantial portion of this balance was collected in the first quarter of the year ending December 31, 2017. Due to the longstanding nature of our relationship with this customer and contractual obligations, the Company is confident it will recover these amounts.

At December 31, 2015, one customer accounted for 25.4% of the Company’s net accounts receivable. These amounts were collected in Fiscal 2016.

The Company has established an allowance for doubtful accounts of $49,000 and $50,000 at December 31, 2016 and December 31, 2015, respectively, based on factors surrounding the credit risk of our customers and other information.

Two of the Company’s customers accounted for 30.9% and 15.5% of net sales of the Company in Fiscal 2016.

Two of the Company’s customers accounted for 26.0% and 15.4% of net sales of the Company in Fiscal 2015.

The Company maintains certain cash balances at financial institutions that are federally insured and at times the balances have exceeded federally insured limits.

[15]         Reporting comprehensive income: The Company reports comprehensive income in accordance with the provisions of ASC Topic 220, “Reporting Comprehensive Income” (“ASC Topic 220”). The provisions of ASC Topic 220 require the Company to report the change in the Company's equity during the period from transactions and events other than those resulting from investments by, and distributions to, the shareholders. For Fiscal 2016 and Fiscal 2015, comprehensive income was the same as net income.

[16]         Reclassifications: Certain items have been reclassified from the prior years to conform to the current year presentation. More specifically, certain debt issuance costs and deferred finance costs were reclassified from an asset to a reduction against the long-term liability (as a result of the adoption of ASU No. 2015-03).

AMERICAN BIO MEDICA CORPORATION

Notes to financials

[17]         New accounting pronouncements:

In the year ended December 31, 2016, we adopted the following accounting standards:

ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. ASU 2014-15 was issued in August 2014. Prior to the issuance of ASU 201-15, there was no guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern, or to provide related footnote disclosures. ASU 2014-15 provides guidance in GAAP about management’s responsibilities and guidance related to footnote disclosures. ASU 2014-15 was also expected to reduce diversity in the timing and content of footnote disclosures. ASU 2014-15 applies to all entities and is effective for the annual period ending after December 15, 2016, and for annual reports and interim periods thereafter. The Company adopted ASU 2015-14 in the fourth quarter of the year ended December 31, 2016 and it did not have any impact on our financial position or result of operations.

ASU 2015-01, “Income Statement – Extraordinary and Unusual Items”. ASU 2015-01 was issued in January 2015 and part of its initiative was to reduce complexity in the account standards by eliminating the concept of extraordinary items from GAAP. The amendments in ASU 2015-01 eliminate the requirements for reporting entities to consider whether an underlying event or transaction is extraordinary, however, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently is retained and is expanded to include items that are both unusual in nature and infrequently occurring. ASU 2015-01 applies to all entities and was effective for fiscal years, and interim periods within the fiscal year, beginning after December 15, 2015. The Company adopted ASU 2015-01 in the first quarter of Fiscal 2016, and it did not have any impact on its financial position or results of operations.

ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs”. ASU 2015-03 was issued in April 2015 and part of its initiative was to reduce complexity in accounting standards (the Simplification Initiative). The FASB received feedback that having different balance sheet presentation requirements for debt issuance costs and debt discount and premium creates unnecessary complexity. Recognizing debt issuance costs as a deferred charge (that is, an asset) also is different from the guidance in International Financial Reporting Standards (IFRS), which requires that transaction costs be deducted from the carrying value of the financial liability and not recorded as separate assets. Additionally, the requirement to recognize debt issuance costs as deferred charges conflicts with the guidance in FASB Concepts Statement No. 6, Elements of Financial Statements, which states that debt issuance costs are similar to debt discounts and in effect reduce the proceeds of borrowing, thereby increasing the effective interest rate. Concepts Statement 6 further states that debt issuance costs cannot be an asset because they provide no future economic benefit. To simplify presentation of debt issuance costs, the amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. For public business entities, the amendments in ASU 2015-03 were effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company adopted ASU 2015-03 in the first quarter of Fiscal 2016. With the adoption of ASU No. 2015-03, transaction costs (with the exception of the interest expense) related to the Cherokee LSA are now being deducted from the balance on the Cherokee LSA, and are being amortized over the term of the debt.

ASU 2015-15, “Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line of Credit Arrangements”. ASU 2015-15 was issued in August 2015 and it clarified guidance on the presentation and subsequent measurements of debt issuance costs associated with line of credit arrangements. The Company adopted ASU 2015-15 in the first quarter of Fiscal 2016, and it did not have any impact on its financial position or results of operations.

ASU 2016-19, “Technical Corrections and Improvements”. ASU 2016-19 was issued in December 2016. ASU 2016-19 covers a wide range of topics in the Accounting Standards Codification. ASU 2016-19 includes amendments related to differences between original guidance and the Accounting Standards Codification, guidance clarification and reference corrections, simplifications to the Accounting Standards Codification, and minor improvements to the guidance. Most of the amendments do not require transition guidance and are effective upon issuance of ASU 2016-19. However, six amendments clarify guidance or correct references in the Accounting Standards Codification that could potentially result in changes in current practice because of either misapplication or misunderstanding of current guidance. Early adoption is permitted for the amendments that require transition guidance. The Company adopted ASU 2016-19 in Fiscal 2016, and it did not have a material effect on the Company’s financial position or results of operations.

AMERICAN BIO MEDICA CORPORATION

Notes to financials

The following accounting standards did not require adoption as of the year ended December 31, 2016:

ASU 2016-02, “Leases”. ASU 2016-02 was issued in February 2016 and it requires a lessee to recognize a lease liability and a right-of-use asset on its balance sheet for all leases, including operating leases, with a term greater than 12 months. Lease classification will determine whether a lease is reported as a financing transaction in the income statement and statement of cash flows. ASU 2016-02 does not substantially change lessor accounting, but it does make certain changes related to leases for which collectability of the lease payments is uncertain or there are significant variable payments. Additionally, ASU 2016-02 makes several other targeted amendments including a) revising the definition of lease payments to include fixed payments by the lessee to cover lessor costs related to ownership of the underlying asset such as for property taxes or insurance; b) narrowing the definition of initial direct costs which an entity is permitted to capitalize to include only those incremental costs of a lease that would not have been incurred if the lease had not been obtained; c) requiring seller-lessees in a sale-leaseback transaction to recognize the entire gain from the sale of the underlying asset at the time of sale rather than over the leaseback term; and d) expanding disclosures to provide quantitative and qualitative information about lease transactions. ASU 2016-02 is effective for all annual and interim periods beginning January 1, 2019 and is required to be applied retrospectively to the earliest period presented at the date of initial application, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2016-02.

ASU 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations”. ASU 2016-08 was issued in March 2016 and it clarifies certain aspects of the principal-versus-agent guidance, including how an entity should identify the unit of accounting for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements, such as service transactions. The amendments in ASU 2016-08 also reframe the indicators to focus on evidence that an entity is acting as a principal rather than as an agent.

ASU 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing”. ASU 2016-10 was issued in April 2016 and it clarifies how an entity should evaluate the nature of its promise in granting a license of intellectual property, which will determine whether it recognizes revenue over time or at a point in time. The amendments in ASU 2016-10 also clarify when a promised good or service is separately identifiable (i.e. distinct within the context of the contract) and allow entities to disregard items that are immaterial in the context of a contract.

ASU 2016-12, “Revenue from Contracts with Customers”. ASU 2016-12 was issued in May 2016 and it amends the new revenue recognition guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. The amendments in ASU 2016-12 also clarify how an entity should evaluate the collectability threshold and when an entity can recognize nonrefundable consideration received as revenue if an arrangement does not meet the standard's contract criteria.

ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers”. ASU 2016-20 was issued in December 2016 and it provides updates to clarify narrow aspects of the ASU 2014-09 guidance (see below). The amendments in ASU 2016-20 include, but are not limited to, corrections or improvements to: loan guarantee fees, contract costs (impairment testing, interaction of impairment testing with guidance in other topics), provisions for losses on construction or production-type contracts, scope of Topic 606, disclosure of remaining performance obligations, disclosure of prior-period performance obligations, contract modifications, contract asset versus receivable, refund liability and advertising costs.

AMERICAN BIO MEDICA CORPORATION

Notes to financials

The four updates above were issued subsequent to ASU 2014-09, “Revenue from Contracts with Customers” which was issued in May 2014. ASU 2014-09 provides guidance for revenue recognition. The core principle of ASU 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. Examples of the use of judgments and estimates may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The update also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 provides for two transition methods to the new guidance: a retrospective approach and a modified retrospective approach. In August 2015, ASU 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date” was issued as a revision to ASU 2014-09. ASU 2015-14 revised the effective date to fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted but not prior to periods beginning after December 15, 2016 (i.e. the original adoption date per ASU No. 2014-09). The Company is currently evaluating the transition methods and the impact of adopting this ASU.

ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting”. ASU 2016-09 was issued in March 2016 and it simplifies several aspects of accounting for share-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods. Early adoption is permitted. An entity that elects early adoption of the amendment under ASU 2016-09 must adopt all aspects of the amendment in the same period. The Company does not expect the adoption of ASU 2016-09 to have a material effect on its financial position or results of operations.

ASU 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments”. ASU 2016-15 was issued in August 2016 and it addresses specific cash flow items with the objective of reducing existing diversity in practice, including the treatment of distributions received from equity method investees. The amendments in ASU 2016-15 will be effective for the Company on January 1, 2018 and must be applied retrospectively to all periods presented; early adoption is permitted. The Company does not expect the adoption of ASU 2016-15 to have a material effect on its financial position or results of operations.

Any other new accounting pronouncements recently issued, but not yet effective, have been reviewed and determined to be not applicable. As a result, the adoption of such new accounting pronouncements, when effective, is not expected to have a material effect on the Company’s financial position or results of operations.

NOTE B - INVENTORY

Inventory is comprised of the following:

	December 31, 2016	December 31, 2015

Raw Materials	$1,028,000	$1,208,000
Work In Process	385,000	399,000
Finished Goods	618,000	571,000
Allowance for slow moving and obsolete inventory	(449,000)	(432,000)
	$1,582,000	$1,746,000

NOTE C – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, are as follows:

	December 31, 2016	December 31, 2015

Land	$102,000	$102,000
Buildings and improvements	1,352,000	1,352,000
Manufacturing and warehouse equipment	2,064,000	2,064,000
Office equipment (incl. furniture and fixtures)	412,000	412,000
	3,930,000	3,930,000
Less accumulated depreciation	(3,106,000)	(3,020,000)
	$824,000	$910,000

AMERICAN BIO MEDICA CORPORATION

Notes to financials

Depreciation expense was $86,000 and $86,000 in Fiscal 2016 and Fiscal 2015, respectively.

NOTE D – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	December 31, 2016	December 31, 2015
Accounting fees	$68,000	$65,000
Interest payable	18,000	13,000
Accounts receivable credit balances	5,000	6,000
Sales tax payable	67,000	37,000
Other expenses	25,000	25,000
Other current liabilities	93,000	66,000
	$276,000	$212,000

NOTE E – DEBT AND LINE OF CREDIT

The Company’s Line of Credit and Debt consisted of the following as of December 31, 2016 and December 31, 2015:

	December 31, 2016	December 31, 2015
Loan and Security Agreement with Cherokee Financial, LLC: 5 year note at an annual interest rate of 8% plus a 1% annual oversight fee, interest only and oversight fee paid quarterly with first payment being due on May 15, 2015, annual principal reduction payment of $75,000 due each year beginning on February 15, 2016, with a final balloon payment being due on February 15, 2020. Loan is collateralized by a first security interest in building, land and property	$1,125,000	$1,200,000
Crestmark Line of Credit: 3 year line of credit with interest payable at a variable rate based on WSJ Prime plus 2% with a floor of 5.25%; loan fee of 0.5% annually & monthly maintenance fee of 0.3% on actual loan balance from prior month. Early termination fee of 3% if terminated in year 1 and 2% if terminated in year 2 or after (and prior to natural expiration). Loan is collateralized by first security interest in receivables and inventory.	639,000	777,000
	1,764,000	1,977,000

Less debt discount & issuance costs (Cherokee Financial, LLC loan)	(297,000)	(291,000)
Total debt, net	$1,467,000	$1,686,000

Current portion	$714,000	$852,000
Long-term portion, net of current portion	$753,000	$834,000

AMERICAN BIO MEDICA CORPORATION

Notes to financials

At December 31, 2016, the following are the debt maturities for each of the next five years:

2017	$714,000	(1)
2018	75,000
2019	75,000
2020	603,000
2021	0
	$1,467,000

(1) Although the Crestmark Line of Credit does not mature until June 29, 2018, the balance on the line of credit is included in the debt maturity for 2017 given the “demand” nature of the line of credit.

LOAN AND SECURITY AGREEMENT WITH CHEROKEE FINANCIAL, LLC.

On March 26, 2015, the Company entered into a LSA with Cherokee Financial, LLC (“Cherokee”). The purpose of the Cherokee Loan and Security Agreement (the “Cherokee LSA”) was to refinance, at a better interest rate, the Company’s Series A Debentures and Cantone Asset Management Bridge Loan as well as the Company’s Mortgage Consolidation Loan with First Niagara Bank. The Cherokee loan is collateralized by a first security interest in the Company’s real estate and machinery and equipment. Under the Cherokee LSA, the Company was provided the sum of $1,200,000 in the form of a 5-year Note at an annual interest rate of 8%. The Company is making quarterly interest only payments on the Cherokee Note, with the first interest payment paid on May 15, 2015. The Company is also required to make an annual principal reduction payment of $75,000 on each anniversary of the date of the closing; with the first principal reduction payment being paid on February 15, 2016. A final balloon payment is due on March 26, 2020. In addition to the 8% interest, the Company pays Cherokee a 1% annual fee for oversight and administration of the loan. This oversight fee is paid in cash and is paid contemporaneously with the quarterly interest payments. The Company can pay off the Cherokee Note at anytime with no penalty; except that a 1% administration fee would be required to be paid to Cherokee to close out all participations.

The Company issued 1.8 million restricted shares of the Company’s common stock to Cherokee for payment of fees. In addition, if the loan was not repaid in full as of March 19, 2016, the Company was required to issue another 600,000 restricted shares of common stock to Cherokee. The Company issued these additional shares as required.

As placement agent for the transaction, Cantone Research, Inc. (“CRI”) received a 5% cash fee on the $1.2 million, or $60,000, and 200,000 restricted shares of the Company’s common stock. In addition, if the loan was not repaid in full as of March 19, 2016, the Company was required to issue another 196,000 restricted shares of common stock to CRI. The Company issued these additional shares as required.

The Company received net proceeds of $80,000 after $1,015,000 of debt payments, $60,000 in placement agent fees, $19,000 in legal fees, $19,000 in expenses, $3,000 in state filing fees and $4,000 in interest expense (for 8% interest on $511,000 in new participations received from February 24, 2015 through March 25, 2015). With the adoption of ASU 2015-03 in the first quarter of Fiscal 2016, these transaction costs (with the exception of the interest expense) are now being deducted from the balance on the Cherokee LSA, and are being amortized over the term of the debt. Both Fiscal 2016 and Fiscal 2015 include reclassifications to reflect the new presentation required under ASU 2015-03.

From these net proceeds, in April 2015, the Company also paid $15,000 in interest expense related to 15% interest on $689,000 in Series A Debentures and CAM Bridge Loan for the period of February 1, 2015 through March 25, 2015.

The Company recognized $186,000 in interest expense related to the Cherokee LSA in Fiscal 2016 (of which $90,000 is debt issuance cost amortization recorded as interest expense as a result of the adoption of new accounting standards in the first quarter of Fiscal 2016), and $143,000 in interest expense in Fiscal 2015 (of which $58,000 is debt issuance costs reclassified as interest expense).

AMERICAN BIO MEDICA CORPORATION

Notes to financials

The Company had $18,000 in accrued interest expense at December 31, 2016, and the Company had $13,000 in accrued interest expense at December 31, 2015.

As of December 31, 2016, the balance on the Cherokee LSA was $1,125,000, however the discounted balance was $828,000. As of December 31, 2015, the balance on the Cherokee LSA was $1,200,000, however the discounted balance was $909,000.

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

The Maximum Amount is subject to an Advance Formula comprised of: 1) 90% of Eligible Accounts Receivables (excluding, receivables remaining unpaid for more than 90 days from the date of invoice and sales made to entities outside of the United States), and 2) up to 40% of eligible inventory plus up to 10% of Eligible Generic Packaging Components not to exceed the lesser of $500,000 (“Inventory Sub-Cap Limit”), or 100% of the Eligible Accounts Receivable. Starting August 1, 2015, the Inventory Sub-Cap Limit has been reduced by $10,000 per month. This reduction of $10,000 per month continued until October 1, 2016, when the Inventory Sub-Cap Limit reached $350,000; where it will stay fixed.

So long as any obligations are due to Crestmark, the Company must comply with a minimum Tangible Net Worth (“TNW”) Covenant. Under the LSA, as amended, the Company must maintain a TNW of at least $650,000. Additionally, if a quarterly net income is reported, the TNW covenant will increase by 50% of the reported net income. If a quarterly net loss is reported, the TNW covenant will remain the same as the prior quarter’s covenant amount. TNW is defined as: Total Assets less Total Liabilities less the sum of (i) the aggregate amount of non-trade accounts receivables, including accounts receivables from affiliated or related persons, (ii) prepaid expenses, (iii) deposits, (iv) net lease hold improvements, (v) goodwill and (vi) any other asset that would be treated as an intangible asset under GAAP; plus Subordinated Debt. Subordinated Debt means any and all indebtedness presently or in the future incurred by the Company to any creditor of the Company entering into a written subordination agreement with Crestmark. The Company is in compliance with this covenant at December 31, 2016.

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

Under the LSA, interest on the Crestmark Line of Credit is at a variable rate based on the Wall Street Journal Prime Rate plus 2% with a floor of 5.25%. As of the date of this report, the interest rate on the Crestmark Line of Credit is 5.75%. In addition to the interest rate, on the Closing Date and on each one-year anniversary date thereafter, the Company will pay Crestmark a Loan Fee of 0.50%, or $7,500, and a Monthly Maintenance Fee of 0.30% of the actual average monthly loan balance from the prior month will be paid to Crestmark. In Fiscal 2016, the interest rates ranged from 9.35% to 9.6% (with interest and the monthly maintenance fee considered). As of the date of this report, the interest rate in effect is 10.41% (with all fees; including the weighted annual fee, which is charged on the closing date anniversary and is $7,500 regardless of our balance on the line of credit). The WSJ prime rate was increased another .25% effective March 16, 2017, and we expect our rate to increase by this amount on April 1, 2017.

AMERICAN BIO MEDICA CORPORATION

Notes to financials

In addition to the Loan Fee paid to Crestmark on the Closing Date, the Company had to pay a Success Fee (i.e. early termination fee) to Imperium in the amount of $50,000 on the Closing Date, and a Broker’s Fee of 5%, or $75,000, to Landmark Pegasus Inc. Prior to the Closing, the Company paid $12,000 in due diligence fees to Crestmark. The Company also incurred $3,000 of its own legal costs related to the Crestmark Line of Credit. With the exception of the early term fee ($50,000) paid to Imperium (which was expensed fully in the year ended December 31, 2015), these expenses are all being amortized over the term of the Crestmark Line of Credit, or three years. The Company recognized $32,000 of this expense in Fiscal 2016 and $17,000 of this expense in Fiscal 2015.

The Company recognized $98,000 in interest expense related to the Crestmark Line of Credit in Fiscal 2016, of which $32,000 was debt issuance costs reclassified as interest expense, and $72,000 in interest expense in Fiscal 2015, of which $17,000 was debt issuance costs reclassified as interest expense.

Given the nature of the administration of the Crestmark Line of Credit, at December 31, 2016, the Company had $0 in accrued interest expense related to the Crestmark Line of Credit, and there is $0 in additional availability under the Crestmark Line of Credit.

As of December 31 2016, the balance on the Crestmark Line of Credit was $639,000, and as of December 31, 2015, the balance on the Crestmark Line of Credit was $777,000.

PRIOR DEBT INSTRUMENTS AFFECTING FISCAL 2015

FIRST NIAGARA: MORTGAGE CONSOLIDATION LOAN

The Company refinanced its mortgage consolidation loan with First Niagara in March 2015. Fiscal 2016 did not include any expense related to First Niagara loan. Fiscal 2015 did include $5,000 in interest expense.

DEBENTURE FINANCING/BRIDGE LOAN

The Company refinanced its Series A Debentures and associated bridge loan in March 2015. Fiscal 2016 did not include any expense related to the Series A Debentures. Fiscal 2015 did include $22,000 in interest expense.

Line of Credit with Imperium

The Company refinanced its line of credit with Imperium in June 2015. Fiscal 2016 did not include any expense related to the Imperium Line of Credit. Fiscal 2015 included $137,000 in debt issuance costs (of which $69,000 was accelerated costs due to the early termination of the line of credit), and $39,000 in interest expense.

NOTE F – INCOME TAXES

A reconciliation of the U.S. Federal statutory income tax rate to the effective income tax rate is as follows:

	Year Ended December 31, 2016	Year Ended December 31, 2015
Tax expense at federal statutory rate	34%	34%
State tax expense, net of federal tax effect	(1)%	5%
Permanent timing differences	0%	0%
Deferred income tax asset valuation allowance	(34)%	(39)%
Effective income tax rate	(1)%	0%

AMERICAN BIO MEDICA CORPORATION

Notes to financials

Significant components of the Company’s deferred income tax assets are as follows:

	December 31, 2016	December 31, 2015

Inventory	$21,000	$22,000
Inventory allowance	175,000	169,000
Allowance for doubtful accounts	19,000	19,000
Accrued compensation	32,000	38,000
Stock based compensation	230,000	236,000
Deferred wages payable	28,000	22,000
Depreciation – Property, Plant & Equipment	(12,000)	(15,000)
Sales tax reserve	5,000	15,000
Net operating loss carry-forward	4,704,000	4,560,000
Total gross deferred income tax assets	5,202,000	5,066,000
Less deferred income tax assets valuation allowance	(5,202,000)	(5,066,000)
Net deferred income tax assets	$0	$0

The valuation allowance for deferred income tax assets as of December 31, 2016 and December 31, 2015 was $5,202,000 and $5,066,000, respectively. The net change in the deferred income tax assets valuation allowance was $136,000 for Fiscal 2016. The net change in the deferred income tax assets valuation allowance was $330,000 for Fiscal 2015. The Company believes that it is more likely than not that the deferred tax assets will not be realized.

As of December 31, 2016, the prior three years remain open for examination by the federal or state regulatory agencies for purposes of an audit for tax purposes.

At December 31, 2016, the Company had Federal net operating loss carry-forwards for income tax purposes of approximately $4,704,000. The Company’s net operating loss carry-forwards begin to expire in 2019 and continue to expire through 2034. In assessing the realizability of deferred income tax assets, management considers whether or not it is more likely than not that some portion or all deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment.

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

NOTE G – OTHER INCOME / EXPENSE

Other income in Fiscal 2016 and Fiscal 2015 consisted primarily of payments received under a Strategic Manufacturing and Cooperation Agreement with a contract-manufacturing customer.

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

[2]          Stock options: During Fiscal 2016 and Fiscal 2015, the Company issued options to purchase 830,000 and 340,000 shares of common stock, respectively. Options issued in Fiscal 2016 were all issued under the 2001 Plan; 80,000 options were issued to non-employee members of our board of directors and 750,000 options were issued to our Chief Executive Officer, Melissa Waterhouse. Options issued in Fiscal 2015 were all issued under the 2001 Plan; 90,000 options were issued to non-employee members of our board of directors and 250,000 options were issued to our Chief Executive Officer, Melissa Waterhouse.

AMERICAN BIO MEDICA CORPORATION

Notes to financials

As of December 31, 2016, there were 2,107,000 options issued and outstanding under the 2001 Plan. There were no options issued under the 2013 Plan, making the total issued and outstanding options 2,107,000 as of December 31, 2016. Of the total options issued and outstanding, 1,109,000 were fully vested as of December 31, 2016. As of December 31, 2016, there were 1,610,000 options available for issuance under the 2001 Plan and 4,000,000 options available under the 2013 Plan.

Stock option activity for Fiscal 2016 and Fiscal 2015 is summarized as follows: (the figures contained within the tables below have been rounded to the nearest thousand)

	Year Ended December 31,2016			Year Ended December 31, 2015
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of December 31, 2016	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of December 31, 2015
Options outstanding at beginning of year	1,435,000	$0.14		1,295,000	$0.27
Granted	830,000	$0.11		340,000	$0.12
Exercised	0	NA		0	NA
Cancelled/expired	(158,000)	$0.17		(200,000)	$0.90
Options outstanding at end of year	2,107,000	$0.13	$15,000	1,435,000	$0.14	$16,400
Options exercisable at end of year	1,109,000	$0.14		1,027,000	$0.15

The following table presents information relating to stock options outstanding as of December 31, 2016:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of Exercise		Exercise	Remaining		Exercise
Price	Shares	Price	Life in Years	Shares	Price

$0.07 - $0.11	955,000	$0.10	7.97	205,000	$0.09
$0.12 - $0.15	775,000	$0.13	7.65	527,000	$0.13
$0.16 - $0.26	377,000	$0.19	5.30	377,000	$0.19
TOTAL	2,107,000	$0.13	7.37	1,109,000	$0.14

The following table summarizes weighted-average assumptions using the Black-Scholes option-pricing model used on the date of the grants issued during Fiscal 2016 and Fiscal 2015:

	Year Ended December 31
	2016	2015
Volatility	62%-66%	64%
Expected term (years)	10 years	10 years
Risk-free interest rate	1.57%-1.94%	1.92% - 2.33%
Dividend yield	0%	0%

AMERICAN BIO MEDICA CORPORATION

Notes to financials

The Company recognized $61,000 in share based payment expense related to stock options in Fiscal 2016 and $34,000 in share based payment expense related to stock options in Fiscal 2015. As of December 31, 2016, there was approximately $44,000 of total unrecognized share based payment expense related to stock options. This cost is expected to be recognized over a period ranging from 6 to 17 months.

[3]          Warrants:

Warrant activity for Fiscal 2016 and Fiscal 2015 is summarized as follows. Any common shares issued as a result of the exercise of warrants would be new common shares issued from our authorized issued shares.

	Year Ended December 31,2016			Year Ended December 31, 2015
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of December 31, 2016	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of December 31, 2015
Warrants outstanding at beginning of year	2,385,000	$0.16		3,303,000	$0.17
Granted	0	NA		0	NA
Exercised	0	NA		0	NA
Cancelled/expired	(325,000)	$0.14		(918,000)	$0.15
Warrants outstanding at end of year	2,060,000	$0.18	None	2,385,000	$0.16	None
Warrants exercisable at end of year	2,060,000	$0.18		2,385,000	$0.17

The Company recognized $0 in debt issuance and deferred finance costs related to the issuance of these warrants outstanding in Fiscal 2016 due to accelerated amortization of expense in the second quarter of Fiscal 2015 (as a result of early termination of the Imperium line of credit). The Company recognized $100,000 in debt issuance and deferred finance costs related to the issuance of these warrants outstanding in Fiscal 2015. As of December 31, 2016, there was $0 of total unrecognized debt issuance costs associated with the issuance of the above warrants outstanding.

NOTE I – COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

[1]          Operating leases: The Company leases office and R&D/production facilities in New Jersey under long-term, non-cancellable operating leases. In 2014, the Company closed down 2 of the 3 units we were leasing, and moved certain manufacturing operations up to the Company’s (owned) facility in Kinderhook, New York. In December 2015, the Company extended the lease for the 1 remaining unit for another 2-year term, or through December 31, 2017.

The future minimum rent due in 2017 under the lease extension is $32,000 each year. At December 31, 2016, the future minimum rental payments under these operating leases are as follows:

2017	$32,000

$32,000

Rent expense was $44,000 in Fiscal 2016 and $48,000 in Fiscal 2015.

AMERICAN BIO MEDICA CORPORATION

Notes to financials

[2]          Employment agreements: The Company has an employment agreement in place with its Chief Executive Officer/Principal Financial Officer, Melissa Waterhouse. The employment agreement with Ms. Waterhouse provides for a $160,000 annual salary and is for a term of one year. It automatically renews unless either party gives advance notice of 60 days. The employment agreement contains severance provisions; in the event the Company terminates Ms. Waterhouse’s employment for any reason other than cause (which is defined under the employment agreement), Ms. Waterhouse would receive severance pay equal to 12 months of her base salary at the time of termination, with continuation of all medical benefits during the twelve-month period at the Company’s expense. In addition, Ms. Waterhouse may tender her resignation and elect to exercise the severance provision if she is required to relocate more than 50 miles from the Company’s New York facility as a continued condition of employment, if there is a substantial change in the responsibilities normally assumed by her position, or if she is asked to commit or conceal an illegal act by an officer or member of the board of directors of the Company. In the case of a change in control of the Company, Ms. Waterhouse would be entitled to severance pay equal to two times her base salary under certain circumstances.

[3]          Legal: From time to time, the Company is named in legal proceedings in connection with matters that arose during the normal course of business. While the ultimate outcome of any such litigation cannot be predicted, if the Company is unsuccessful in defending any such litigation, the resulting financial losses could have an adverse effect on the financial position, results of operations and cash flows of the Company. The Company is not aware of any significant litigation loss contingencies for which management believes it is both probable that a liability has been incurred and that the amount of the loss can be reasonably estimated.

[4]          Financial Advisory Agreement: The Company has entered into a Financial Advisory Agreement with Landmark Pegasus, Inc. (‘Landmark”). Under the Financial Advisory Agreement, Landmark provides certain financial advisory services to the Company for a minimum period of 6 months (which period originally commenced on January 17, 2014 and through a number of extensions, was extended through March 4, 2017. As of the date of this report, the Company is considering an additional extension of the agreement with Landmark). As consideration for these services, the Company paid Landmark retainer fees consisting of restricted shares of common stock and the Company will pay Landmark a “success fee” for the consummation of each and any transaction closing during the term of the Financial Advisory Agreement and for 24 months thereafter, inclusive of a sale or merger, between the Company and any party first introduced to the Company by Landmark, or for any other transaction not originated by Landmark but for which Landmark provides substantial support in completing during the term of the Agreement. For certain transactions, the success fee will be paid part upon consummation of a transaction and part paid over a term of not more than five years; all other transactions would be paid upon consummation of the transaction. There is no material relationship between the Company and Landmark, other than with respect to the Agreement.

NOTE J - RELATED PARTY NOTE PAYABLE

On September 29, 2016, upon request of Edmund M. Jaskiewicz, President of the corporation and former Chairman of the Board, and upon approval of the Company’s Board of Directors, the Company entered into an agreement to exchange Mr. Jaskiewicz’s related party note payable for restricted shares of the Company’s common stock. The extinguishment of the debt was also authorized and consented to by Crestmark, the Company’s line of credit lender; as the debt owed to Mr. Jaskiewicz was subordinate to the Crestmark line of credit debt.

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

AMERICAN BIO MEDICA CORPORATION

Notes to financials

NOTE K – SUBSEQUENT EVENT

In February 2016, the Company filed a complaint in the Supreme Court of the State of New York in Columbia County against Premier Biotech Inc., Premier Biotech Labs, LLC and its principals, including its President Todd Bailey, and Peckham Vocational Industries, Inc. (together the “Defendants”). Mr. Bailey formerly served as the Company’s Vice President of Sales and Marketing, and as a sales consultant until December 23, 2016. The complaint seeks preliminary and permanent injunctions and a temporary restraining order against Todd Bailey (for his benefit or the benefit of another party or entity) related to the solicitation of Company customers as well as damages related to any profits and revenues that would result from actions taken by the Defendants related to Company customers. As of the date of this report, the Defendants (with the exception of Peckham Vocational Industries, Inc), have moved to transfer the complaint from the Supreme Court of the State of New York in Columbia County to the United States District Court for the Northern District of New York. The parties are awaiting the court’s decision on this motion.

NOTE L- SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in one reportable segment.

Information concerning net sales by principal geographic location is as follows:

	Year Ended December 31, 2016	Year Ended December 31, 2015
United States	$5,045,000	$5,613,000
North America (not domestic)	129,000	143,000
Europe	141,000	131,000
Asia/Pacific Rim	51,000	45,000
South America	242,000	384,000
Africa	1,000	1,000
	$5,609,000	$6,317,000

