Form 10-Q
period 2017-03-31
AMERICAN BIO MEDICA CORP
filed 2017-05-15
CIK 896747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

29,297,333 Common Shares as of May 15, 2017

American Bio Medica Corporation

Index to Quarterly Report on Form 10-Q

For the quarter ended March 31, 2017

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

American Bio Medica Corporation

Condensed Balance Sheets

	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$136,000	$156,000
Accounts receivable, net of allowance for doubtful accounts of $49,000 at March 31, 2017 and December 31, 2016	611,000	556,000
Inventory, net of allowance of $470,000 at March 31, 2017 and $449,000 at December 31, 2016	1,503,000	1,582,000
Prepaid expenses and other current assets	63,000	92,000
Total current assets	2,313,000	2,386,000

Property, plant and equipment, net	805,000	824,000
Patents, net	100,000	93,000
Other assets	21,000	21,000
Deferred finance costs – line of credit, net	39,000	47,000
Total assets	$3,278,000	$3,371,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$304,000	$304,000
Accrued expenses and other current liabilities	256,000	276,000
Wages payable	287,000	299,000
Line of credit	750,000	639,000
Current portion of long-term debt	75,000	75,000
Total current liabilities	1,672,000	1,593,000

Long-term debt, net of current portion and deferred finance costs	701,000	753,000
Total liabilities	2,373,000	2,346,000

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Preferred stock; par value $.01 per share; 5,000,000 shares authorized, none issued and outstanding at March 31, 2017 and December 31, 2016	0	0
Common stock; par value $.01 per share; 50,000,000 shares authorized; 28,842,788 issued and outstanding at March 31, 2017 and December 31, 2016	288,000	288,000
Additional paid-in capital	21,048,000	21,037,000
Accumulated deficit	(20,431,000)	(20,300,000)
Total stockholders’ equity	905,000	1,025,000
Total liabilities and stockholders’ equity	$3,278,000	$3,371,000

The accompanying notes are an integral part of the condensed financial statements

American Bio Medica Corporation

Condensed Statements of Operations

(Unaudited)

	For The Three Months Ended
	March 31,
	2017	2016

Net sales	$1,316,000	$1,470,000

Cost of goods sold	751,000	840,000

Gross profit	565,000	630,000

Operating expenses:
Research and development	46,000	54,000
Selling and marketing	196,000	270,000
General and administrative	390,000	387,000
	632,000	711,000

Operating loss	(67,000)	(81,000)

Other income / (expense):
Interest expense	(65,000)	(67,000)
Other income, net	0	150,000
	(65,000)	83,000

Net (loss) / income before tax	(132,000)	2,000

Income tax expense	0	(1,000)

Net (loss) / income	$(132,000)	$1,000

Basic and diluted (loss) / income per common share	$(0.00)	$0.00

Weighted average number of shares outstanding – basic	28,842,788	26,610,426
Weighted average number of shares outstanding – diluted	28,842,788	26,751,259

The accompanying notes are an integral part of the condensed financial statements

American Bio Medica Corporation

Condensed Statements of Cash Flows

(Unaudited)

	For The Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net (loss)/ income	$(132,000)	$1,000
Adjustments to reconcile net income / (loss) to net cash provided by operating activities:
Depreciation and amortization	22,000	23,000
Amortization of debt issuance costs	31,000	27,000
Provision for slow moving and obsolete inventory	21,000	21,000
Share-based payment expense	11,000	19,000
Changes in:
Accounts receivable	(55,000)	(117,000)
Inventory	58,000	104,000
Prepaid expenses and other current assets	29,000	(2,000)
Accounts payable	0	98,000
Accrued expenses and other current liabilities	(20,000)	2,000
Wages payable	(12,000)	(5,000)
Net cash (used in) / provided by operating activities	(47,000)	172,000

Cash flows from investing activities:
Patent application costs	(9,000)	(3,000)
Net cash used in investing activities	(9,000)	(3,000)

Cash flows from financing activities:
Payments on debt financing	(75,000)	(75,000)
Proceeds from lines of credit	1,403,000	1,513,000
Payments on lines of credit	(1,292,000)	(1,669,000)
Net cash provided by / (used in) financing activities	36,000	(231,000)

Net decrease in cash and cash equivalents	(20,000)	(61,000)
Cash and cash equivalents - beginning of period	156,000	158,000

Cash and cash equivalents - end of period	$136,000	$97,000

Supplemental disclosures of cash flow information
Cash paid during period for interest	$40,000	$39,000
Consulting expense prepaid with restricted stock	$0	$49,000
Debt issuance cost paid with restricted stock	$0	$96,000

The accompanying notes are an integral part of the condensed financial statements

Notes to condensed financial statements (unaudited)

March 31, 2017

Note A - Basis of Reporting

The accompanying unaudited interim condensed financial statements of American Bio Medica Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. Accordingly, these unaudited interim condensed financial statements do not include all information and footnotes required by U.S. GAAP for complete financial statement presentation. These unaudited interim condensed financial statements should be read in conjunction with audited financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. In the opinion of management, the interim condensed financial statements include all normal, recurring adjustments which are considered necessary for a fair presentation of the financial position of the Company at March 31, 2017, the results of operations and cash flows for the three month periods ended March 31, 2017 (the “First Quarter 2017”) and March 31, 2016 (the “First Quarter 2016”).

Operating results for the First Quarter 2017 are not necessarily indicative of results that may be expected for the year ending December 31, 2017. Amounts at December 31, 2016 are derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

During the First Quarter 2017, there were no significant changes to the Company’s critical accounting policies, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

These unaudited interim condensed financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. The independent registered public accounting firm’s report on the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, contained an explanatory paragraph regarding the Company’s ability to continue as a going concern. As of the date of this report, our current cash balances, together with cash generated from future operations and amounts available under our credit facilities may not be sufficient to fund operations through May 2018. Our current line of credit originally had a term of 3 years, expiring on June 29, 2018, however we extended the term of the facility on May 1, 2017 (see Note G – Subsequent Events). The new expiration is June 29, 2020. The maximum availability on our line of credit remains to be $1,500,000. However, the amount available under our line of credit is based upon our accounts receivable and inventory. As of March 31, 2017, based on our availability calculation, there were no additional amounts available under our line of credit because we draw any balance available on a daily basis. If sales levels decline further, we will have reduced availability on our line of credit due to decreased accounts receivable balances. In addition, we would expect our inventory levels to decrease if sales levels decline further, and this also will result in reduced availability on our line of credit. If availability under our line of credit is not sufficient to satisfy our working capital and capital expenditure requirements, we will be required to obtain additional credit facilities or sell additional equity securities, or delay capital expenditures. There is no assurance that such financing will be available or that we will be able to complete financing on satisfactory terms, if at all.

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

ASU 2015-11, “Simplifying the Measurement of Inventory”. ASU 2015-11 was issued in July 2015. ASU 2015-11 applies to inventory measured using the first-in, first-out (“FIFO”) or average cost methods. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The Company adopted ASU 2015-11 in the quarter ended March 31, 2017, and it did not have a material impact on our financial position or results of operations.

ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting”. ASU 2016-09 was issued in March 2016 and it simplifies several aspects of accounting for share-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods. Early adoption is permitted. An entity that elects early adoption of the amendment under ASU 2016-09 must adopt all aspects of the amendment in the same period. The Company adopted ASU 2016-09 in the quarter ended March 31, 2017 and it did not have a material effect on our financial position or results of operations.

ASU 2015-17, “Income Taxes”. ASU 2015-17 was issued in December 2015 and addresses simplification of the presentation of deferred income taxes. The amendments in ASU 2015-17 require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Update apply to all entities that present a classified statement of financial position. The current requirement is that deferred tax liabilities and assets, net of a tax-paying component of an entity be offset and presented as two amounts; one current and one long-term. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption was permitted. The Company adopted ASU 2015-17 in the quarter ended March 31, 2017 and it did not have a material impact on our financial position or results of operations.

Accounting Standards Issued; Not Yet Adopted

ASU 2017-07 “Compensation - Retirement Benefits”. ASU 2017-07 was issued in March 2017. The amendments in ASU 2017-07 require an employer to report the service cost component of pension and postretirement benefits in the same line item or items as other compensation costs. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside of a subtotal of income from operations. In addition, only the service cost component will be eligible for capitalization as applicable following labor. ASU 2017-07 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted as of the beginning of an annual period for which financial statements have not been issued or made available for issuance. The Company is in the process of evaluating the impact of ASU 2017-07.

ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350)”. ASU 2017-04 was issued in January 2017. The amendments in ASU 2017-04 indicate that an entity will no longer perform a hypothetical purchase price allocation to measure impairment, eliminating step 2 of the goodwill impairment test. Instead, impairment will be measured using the difference of the carrying amount to the fair value of the reporting unit. The ASU is effective prospectively for annual and interim periods in fiscal years beginning after December 15, 2019, but early adoption is permitted for goodwill impairment tests with measurement dates after January 1, 2017. The Company is in the process of evaluating the impact of ASU 2017-04.

ASU 2017-01, “Business Combinations (Topic 805)”. ASU 2017-01 was issued in January 2017. The amendments in ASU 2017-01 clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for interim and annual periods beginning after December 15, 2017 and should be applied prospectively on or after the effective date. The Company is in the process of evaluating the impact of ASU 2017-01.

ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers”. ASU 2016-20 was issued in December 2016. The amendments in ASU 2016-20 include, but are not limited to, corrections or improvements to: loan guarantee fees, contract costs (impairment testing, interaction of impairment testing with guidance in other topics), provisions for losses on construction or production-type contracts, scope of Topic 606, disclosure of remaining performance obligations, disclosure of prior-period performance obligations, contract modifications, contract asset versus receivable, refund liability and advertising costs.

ASU 2014-09, “Revenue from Contracts with Customers”, issued in May 2014, provides guidance for revenue recognition. The core principle of ASU 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. Examples of the use of judgments and estimates may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The update also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 provides for two transition methods to the new guidance: a retrospective approach and a modified retrospective approach. In August 2015, ASU 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date” was issued as a revision to ASU 2014-09. ASU 2015-14 revised the effective date to fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted but not prior to periods beginning after December 15, 2016 (i.e. the original adoption date per ASU No. 2014-09). The Company is currently evaluating the transition methods and the impact of adopting this ASU.

ASU 2016-02, “Leases”. ASU 2016-02 was issued in February 2016 and it requires a lessee to recognize a lease liability and a right-of-use asset on its balance sheet for all leases, including operating leases, with a term greater than 12 months. Lease classification will determine whether a lease is reported as a financing transaction in the income statement and statement of cash flows. ASU 2016-02 does not substantially change lessor accounting, but it does make certain changes related to leases for which collectability of the lease payments is uncertain or there are significant variable payments. Additionally, ASU 2016-02 makes several other targeted amendments including a) revising the definition of lease payments to include fixed payments by the lessee to cover lessor costs related to ownership of the underlying asset such as for property taxes or insurance; b) narrowing the definition of initial direct costs which an entity is permitted to capitalize to include only those incremental costs of a lease that would not have been incurred if the lease had not been obtained; c) requiring seller-lessees in a sale-leaseback transaction to recognize the entire gain from the sale of the underlying asset at the time of sale rather than over the leaseback term; and d) expanding disclosures to provide quantitative and qualitative information about lease transactions. ASU 2016-02 is effective for all annual and interim periods beginning January 1, 2019, and is required to be applied retrospectively to the earliest period presented at the date of initial application, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2016-02.

There are no other accounting pronouncements issues during the First Quarter 2017 that are expected to have or that could have a significant impact on our financial position or results of operations.

Reclassifications

Certain items have been reclassified from the prior year to conform to the current year presentation.

Note B – Inventory

Inventory is comprised of the following:

	March 31, 2017	December 31, 2016

Raw Materials	$1,033,000	$1,028,000
Work In Process	369,000	385,000
Finished Goods	571,000	618,000
Allowance for slow moving and obsolete inventory	(470,000)	(449,000)
	$1,503,000	$1,582,000

Note C – Net Income / (Loss) Per Common Share

Basic net income / (loss) per common share is calculated by dividing the net income / (loss) by the weighted average number of outstanding common shares during the period. Diluted net income / (loss) per common share includes the weighted average dilutive effect of stock options and warrants. Potential common shares outstanding as of March 31, 2017 and 2016:

	March 31, 2017	March 31, 2016

Warrants	2,060,000	2,385,000
Options	2,107,000	2,185,000
	4,167,000	4,570,000

The number of securities not included in the diluted net loss per share for the First Quarter 2017 was 4,167,000, as their effect would have been anti-dilutive due to the net loss in the First Quarter 2017.

The number of securities not included in the diluted net loss per share for the First Quarter 2016 was 3,540,000, since the inclusion of such securities would have an anti-dilutive effect because the securities’ exercise prices were greater than the average market price of the common shares.

Note D – Litigation/Legal Matters

In February 2016, the Company filed a complaint in the Supreme Court of the State of New York in Columbia County against Premier Biotech Inc., Premier Biotech Labs, LLC and its principals, including its President Todd Bailey, and Peckham Vocational Industries, Inc. (together the “Defendants”). Mr. Bailey formerly served as the Company’s Vice President of Sales and Marketing, and as a sales consultant until December 23, 2016. The complaint seeks preliminary and permanent injunctions and a temporary restraining order against Todd Bailey (for his benefit or the benefit of another party or entity) related to the solicitation of Company customers as well as damages related to any profits and revenues that would result from actions taken by the Defendants related to Company customers. In March 2017, the complaint was moved to the federal court in the Northern District of New York. In April 2017, the Defendants filed a motion to dismiss, to which the Company responded on April 21, 2017. As of the date of this report, the Company is awaiting the courts rulings on the parties’ motions.

In addition, from time to time, the Company may be named in legal proceedings in connection with matters that arise during the normal course of business. While the ultimate outcome of any such litigation cannot be predicted, if we are unsuccessful in defending any such litigation, the resulting financial losses could have an adverse effect on the financial position, results of operations and cash flows of the Company. We are aware of no significant litigation loss contingencies for which management believes it is both probable that a liability has been incurred and that the amount of the loss can be reasonably estimated.

Note E – Line of Credit and Debt

	March 31, 2017	December 31, 2016
Loan and Security Agreement with Cherokee Financial, LLC: 5 year note at an annual interest rate of 8% plus a 1% annual oversight fee, interest only and oversight fee paid quarterly with first payment being made on May 15, 2015, annual principal reduction payment of $75,000 due each year beginning on February 15, 2016, with a final balloon payment being due on February 15, 2020. Loan is collateralized by a first security interest in building, land and property.	$1,050,000	$1,125,000
Crestmark Line of Credit: 3 year line of credit with interest payable at a variable rate based on WSJ Prime plus 2% with a floor or 5.25%; loan fee of 0.5% annually & monthly maintenance fee of 0.3% on actual loan balance from prior month. Early termination fee of 2% if terminated in year 2 or after (and prior to natural expiration). Loan is collateralized by first security interest in receivables and inventory.	750,000	639,000
	1,800,000	1,764,000
Less debt discount & issuance costs (Cherokee Financial, LLC Loan)	(274,000)	(297,000)
Total debt, net	1,526,000	1,467,000

Current portion	825,000	714,000
Long-term portion, net of current portion	$701,000	$753,000

LOAN AND SECURITY AGREEMENT WITH CHEROKEE FINANCIAL, LLC

On March 26, 2015, the Company entered into a LSA with Cherokee Financial, LLC (the “Cherokee LSA”). The purpose of the Cherokee LSA was to refinance, at a better interest rate, the Company’s Series A Debentures and Cantone Asset Management Bridge Loan (both of which matured on February 1, 2015), as well as the Company’s Mortgage Consolidation Loan with First Niagara Bank (“First Niagara”). The loan is collateralized by a first security interest in real estate and machinery and equipment. Under the Cherokee LSA, the Company was provided the sum of $1,200,000 in the form of a 5-year Note at an annual interest rate of 8%. The Company is making interest only payments quarterly on the Cherokee Note, with the first interest payment paid on May 15, 2015. The Company also is also required to make an annual principal reduction payment of $75,000 on each anniversary of the date of the closing; with the first principal reduction payment being made on February 15, 2016 and the most recent principal reduction payment being made on February 16, 2017. A final balloon payment is due on March 26, 2020. In addition to the 8% interest, the Company pays Cherokee Financial, LLC (“Cherokee”) a 1% annual fee for oversight and administration of the loan. This oversight fee is paid in cash and is paid contemporaneously with the quarterly interest payments. The Company can pay off the Cherokee Note at anytime with no penalty; except that a 1% administration fee would be required to be paid to Cherokee to close out all participations.

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

The Company received net proceeds of $80,000 after $1,015,000 of debt payments, $60,000 in placement agent fees, $19,000 in legal fees, $19,000 in expenses, $3,000 in state filing fees and $4,000 in interest expense (for 8% interest on $511,000 in new participations received from February 24, 2015 through March 25, 2015). With the adoption of ASU No. 2015-03 in the First Quarter 2016, these transaction costs (with the exception of the interest expense) are now being deducted from the balance on the Cherokee LSA and are being amortized over the term of the debt. The First Quarter 2017 and 2016 include reclassifications to reflect the new presentation required under ASU 2015-03.

From these net proceeds, in April 2015, the Company also paid $15,000 in interest expense related to 15% interest on $689,000 in Series A Debentures and CAM Bridge Loan for the period of February 1, 2015 through March 25, 2015.

The Company recognized $39,000 in interest expense in the First Quarter 2017 related to the Cherokee LSA (of which $23,000 is debt issuance cost amortization recorded as interest expense as a result of the adoption of new accounting standards in the First Quarter 2016). The Company had $11,000 in accrued interest expense at March 31, 2017.

The Company recognized $43,000 in interest expense in the First Quarter 2016 related to the Cherokee LSA (of which $19,000 is debt issuance cost amortization recorded as interest expense as a result of the adoption of new accounting standards in the First Quarter 2016). The Company had $13,000 in accrued interest expense at March 31, 2016.

As of March 31, 2017, the balance on the Cherokee LSA is $1,050,000, however the discounted balance is $776,000. As of December 31, 2016, the balance on the Cherokee LSA was $1,125,000, however the discounted balance, net of debt discount and debt issuance costs was $828,000.

LINE OF CREDIT WITH CRESTMARK BANK (“CRESTMARK”)

On June 29, 2015 (the “Closing Date”), the Company entered into a three-year Loan and Security Agreement (“LSA”) with Crestmark, a new Senior Lender, to refinance the Company’s Line of Credit with Imperium Commercial Finance, LLC (“Imperium”). The Crestmark Line of Credit is used for working capital and general corporate purposes. (See “Note G – Subsequent Event” for information related to the term of the Crestmark Line of Credit).

Under the LSA, Crestmark is providing the Company with a Line of Credit of up to $1,500,000 (“Maximum Amount”) with a minimum loan balance requirement of $500,000. The Line of Credit is secured by a first security interest in the Company’s inventory, and receivables and security interest in all other assets of the Company (in accordance with permitted prior encumbrances).

The Maximum Amount is subject to an Advance Formula comprised of: 1) 90% of Eligible Accounts Receivables (excluding, receivables remaining unpaid for more than 90 days from the date of invoice and sales made to entities outside of the United States), and 2) up to 40% of eligible inventory plus up to 10% of Eligible Generic Packaging Components not to exceed the lesser of $500,000 (“Inventory Sub-Cap Limit”), or 100% of the Eligible Accounts Receivable. Starting August 1, 2015, the Inventory Sub-Cap Limit was reduced by $10,000 per month. This reduction of $10,000 per month continued until October 1, 2016, when the Inventory Sub-Cap Limit reached $350,000; where it will stay fixed.

So long as any obligations are due to Crestmark, the Company must comply with a minimum Tangible Net Worth (“TNW”) Covenant. Under the LSA, as amended, the Company must maintain a TNW of at least $650,000. Additionally, if a quarterly net income is reported, the TNW covenant will increase by 50% of the reported net income. If a quarterly net loss is reported, the TNW covenant will remain the same as the prior quarter’s covenant amount. TNW is defined as: Total Assets less Total Liabilities less the sum of (i) the aggregate amount of non-trade accounts receivables, including accounts receivables from affiliated or related persons, (ii) prepaid expenses, (iii) deposits, (iv) net lease hold improvements, (v) goodwill and (vi) any other asset that would be treated as an intangible asset under GAAP; plus Subordinated Debt. Subordinated Debt means any and all indebtedness presently or in the future incurred by the Company to any creditor of the Company entering into a written subordination agreement with Crestmark. The Company is in compliance with this covenant at March 31, 2017.

If the Company terminates the LSA prior to June 29, 2018 (the 3-year anniversary of the LSA), an early exit fee of 2% of the Maximum Amount (plus any additional amounts owed to Crestmark at the time of termination) would be due.

In the event of a default of the LSA, which includes but is not limited to, failure of the Company to make any payment when due and non-compliance with the TNW covenant, Crestmark is permitted to charge an Extra Rate. The Extra Rate is the Company’s then current interest rate plus 12.75% per annum.

Under the LSA, interest on the Crestmark Line of Credit is at a variable rate based on the Wall Street Journal Prime Rate plus 2% with a floor of 5.25%. The WSJ prime rate was increased another .25% effective March 16, 2017, so as of the date of this report, the interest only rate on the Crestmark Line of Credit is 6.00%. In addition to the interest rate, on the Closing Date and on each one-year anniversary date thereafter, the Company will pay Crestmark a Loan Fee of 0.50%, or $7,500, and a Monthly Maintenance Fee of 0.30% of the actual average monthly loan balance from the prior month will be paid to Crestmark. As of the date of this report, the interest rate in effect is 10.68% (with all fees; including the weighted annual fee, which is charged on the closing date anniversary and is $7,500 regardless of our balance on the line of credit).

In addition to the Loan Fee paid to Crestmark on the Closing Date, the Company had to pay a Success Fee (i.e. early termination fee) to Imperium in the amount of $50,000 on the Closing Date, and a Broker’s Fee of 5%, or $75,000, to Landmark Pegasus Inc. Prior to the Closing, the Company paid $12,000 in due diligence fees to Crestmark. The Company also incurred $3,000 of its own legal costs related to the Crestmark Line of Credit. With the exception of the early term fee ($50,000) paid to Imperium (which was expensed fully in the year ended December 31, 2015), these expenses are all being amortized over the term of the Crestmark Line of Credit, or three years. The Company recognized $8,000 of this expense in the First Quarter 2017 and $8,000 of this expense in the First Quarter 2016.

The Company recognized $26,000 in interest expense related to the Crestmark Line of Credit in the First Quarter 2017 (of which $8,000 is debt issuance cost amortization recorded as interest expense as a result of the adoption of new accounting standards in the First Quarter 2016).

The Company recognized $24,000 in interest expense related to the Crestmark Line of Credit in the First Quarter 2016 (of which $8,000 is debt issuance cost amortization recorded as interest expense as a result of the adoption of new accounting standards in the First Quarter 2016). Given the nature of the administration of the Crestmark Line of Credit, at March 31, 2017, the Company had $0 in accrued interest expense related to the Crestmark Line of Credit, and there is $0 in additional availability under the Crestmark Line of Credit.

As of March 31, 2017, the balance on the Crestmark Line of Credit was $750,000, and as of December 31, 2016, the balance on the Crestmark Line of Credit was $639,000.

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

During the First Quarter 2017, the Company issued 0 options to purchase shares of common stock. During the First Quarter 2016, the Company issued options to purchase 750,000 shares of common stock under the Fiscal 2001 Plan to its Chief Executive Officer/Principal Financial Officer.

Stock option activity for the First Quarter 2017 and the First Quarter 2016 is summarized as follows (the figures contained within the tables below have been rounded to the nearest thousand):

	First Quarter 2017			First Quarter 2016
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of March 31, 2017	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of March 31, 2016
Options outstanding at beginning of period	2,107,000	$0.13		1,435,000	$0.14
Granted	0	NA		750,000	$0.11
Exercised	0	NA		0	NA
Cancelled/expired	0	NA		0	NA
Options outstanding at end of period	2,107,000	$0.13	$15,000	2,185,000	$0.13	$17,000
Options exercisable at end of period	1,485,000	$0.13		1,037,000	$0.15

The following table summarizes weighted-average assumptions using the Black-Scholes option-pricing model used on the date of the grants issued during the First Quarter 2017 and the First Quarter 2016:

	First Quarter
	2017	2016
Volatility	NA	62%
Expected term (years)	NA	10 yrs
Risk-free interest rate	NA	1.94%
Dividend yield	NA	0%

The Company recognized $11,000 in share based payment expense in the First Quarter 2017 and $19,000 in share based payment expense in the First Quarter 2016. As of March 31, 2017, there was approximately $33,000 of total unrecognized compensation cost related to non-vested stock options, which vest over time. That cost is expected to be recognized over a period ranging from 3 to 14 months.

Warrants

Warrant activity for the First Quarter 2017 and the First Quarter 2016 is summarized as follows:

	First Quarter 2017			First Quarter 2016
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of March 31, 2017	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of March 31, 2016
Warrants outstanding at beginning of period	2,060,000	$0.18		2,385,000	$0.17
Granted	0	NA		0	NA
Exercised	0	NA		0	NA
Cancelled/expired	0	NA		0	NA
Warrants outstanding at end of period	2,060,000	$0.18	None	2,385,000	$0.17	None
Warrants exercisable at end of period	2,060,000	$0.18		2,385,000	$0.17

In the First Quarter 2017 and the First Quarter 2016, the Company recognized $0 in debt issuance and deferred finance costs related to the issuance of the above warrants outstanding. As of March 31, 2017, there was $0 of total unrecognized expense.

NOTE G – SUBSEQUENT EVENT

On May 1, 2017, the Company entered into term loan with Crestmark in the amount of $38,000 related to the purchase of manufacturing equipment. The Company executed an amendment to its LSA with Crestmark and to its Promissory Note with Crestmark. The amendments addressed the inclusion of the term loan into the LSA and an extension of the Company’s line of credit with Crestmark. No terms of the line of credit were changed in the amendment. The interest rate on the term loan is the WSJ Prime Rate plus 3%; or 7% as of the date of this report. The termination date of the Crestmark line of credit was changed from June 22, 2018 to June 22, 2020 under the amendments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provides information, which we believe is relevant to an assessment and understanding of our financial condition and results of operations. The discussion should be read in conjunction with the Interim Condensed Financial Statements contained herein and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words “believes”, “anticipates”, “estimates”, “expects”, “intends”, “projects”, and words of similar import, are forward-looking as that term is defined by the Private Securities Litigation Reform Act of 1995 (“1995 Act”), and in releases issued by the United State Securities and Exchange Commission (the “Commission”). These statements are being made pursuant to the provisions of the 1995 Act and with the intention of obtaining the benefits of the “Safe Harbor” provisions of the 1995 Act. We caution that any forward-looking statements made herein are not guarantees of future performance and that actual results may differ materially from those in such forward-looking statements as a result of various factors, including, but not limited to, any risks detailed herein, in our “Risk Factors” section of our Form 10-K for the year ended December 31, 2016, in our most recent reports on Form 10-Q and Form 8-K and from time to time in our other filings with the Commission, and any amendments thereto. Any forward-looking statement speaks only as of the date on which such statement is made, and we are not undertaking any obligation to publicly update any forward-looking statements. Readers should not place undue reliance on these forward-looking statements.

Overview/Plan of Operations

Our ability to maintain and/or increase sales continues to be impacted by a very cost-competitive market currently dominated by products made outside of the United States. Sales in the three months ended March 31, 2017 (“First Quarter 2017) decreased when compared to the three months ended March 31, 2016 (“First Quarter 2016”).

During the First Quarter 2017, we recorded an operating loss of $67,000 and net loss of $132,000. We had cash used in operating activities of $47,000 in the First Quarter 2017. This compares to an operating loss of $81,000 and net income of $1,000 in the First Quarter 2016 and cash provided by operating activities of $172,000 in the First Quarter 2016. The net income reported in the First Quarter of 2016 was positively impacted by other income of $150,000 related to a tech transfer with a contract-manufacturing customer.

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

The salary and commission deferral program previously referenced continued in the First Quarter 2017. The deferral program currently consists of a 20% salary deferral for our executive officer and our non-executive VP Operations. As of March 31, 2017, we had total deferred compensation owed of $244,000. Over the course of the program, we repaid portions of the deferred compensation (with $0 in payments in the First Quarter 2017 or the First Quarter of 2016). As cash flow from operations allows, we intend to continue to make paybacks, however the deferral program is continuing and we expect it will continue for up to another 12 months. We did make a deferral payback in the second quarter of the year ending December 31, 2017.

We continue to believe that new products and our ability to sell those products in new markets will be the primary future growth driver. We are still in the process of applying to the U.S. Food and Drug Administration for a marketing clearance to sell an all-inclusive, urine based, drug-testing cup to customers requiring a CLIA waived product. The process has taken longer than anticipated but we are hopeful that will we receive the clearance in the near future. Although our primary markets continue to be extremely price-competitive we remain hopeful that when/if marketing clearance is received by the FDA for our all-inclusive drug testing cup, we will be able to garner new sales in clinical markets (such as pain management and drug treatment) because although price is always a factor, quality and accuracy are equally important in these clinical markets.

New assays and product platform developments are also in our research and development plans. We remain focused on selling our point of collection drugs of abuse tests, and growing our business through direct sales and select distributors.

Over the course of the last 12 months, we have reorganized and restructured our sales and marketing department. In addition, we are bringing on new products and service offerings to diversify our revenue stream. These new products and services (through relationships with third parties) include products for the detection of alcohol, alternative sample options for drug testing (such as lab based oral fluid testing and hair testing) as well as toxicology management services. In addition, we are now offering customers lower-cost alternatives for onsite drug testing. And finally, we are reviewing our contract manufacturing operations in efforts to capitalize on offerings in that area. We have not derived any significant revenue from these new additions; however, the majority of the relationships were only finalized in the First Quarter 2017.

In September 2016, our contract manufacturing sales began to decrease on an annual basis due to a manufacturing shift with one of our contract customers. More specifically, as a result of a tech transfer with the customer, they are now their own primary supplier with the Company moving into a position of back up or secondary supplier. Although contract manufacturing is not considered a material portion of our net sales, given this expected change, we are making efforts to identify and secure new contract work and possible diversification alternatives. In connection with the tech transfer, we received a $300,000 tech transfer fee from this customer. We recognized $150,000 related to this tech transfer fee as other income in the First Quarter 2016.

Our continued existence is dependent upon several factors, including our ability to raise revenue levels and control costs to generate positive cash flows, maintaining our current credit facilities or refinancing our current credit facilities if necessary, and if needed, the ability to obtain working capital by selling additional shares of our common stock.

Results of operations for the First Quarter 2017 compared to the First Quarter 2016

NET SALES: Net sales for the First Quarter 2017 decreased 10.5% when compared to net sales in the First Quarter 2016. The decrease in sales is primarily a result of the anticipated decrease in contract manufacturing sales in the First Quarter 2017 when compared to the First Quarter 2016. More specifically, contract manufacturing sales declined by approximately $100,000. The remaining $54,000 in decreased sales resulted primarily from a decrease in government sales (due to the loss of an account in the fourth quarter of the year ended December 31, 2016). These declines were partially offset by an increase in national accounts and international sales (primarily to Latin and South America).

GROSS PROFIT: Gross profit remained stable at 42.9% of net sales in the First Quarter 2017 and the First Quarter 2016. Even though sales have declined, we were able to maintain efficiencies in manufacturing due to the product sales mix.

OPERATING EXPENSES: Operating expenses decreased 12.3% in the First Quarter 2017, compared to the First Quarter 2016. Expenses in research and development and selling and marketing decreased while general and administrative expense increased slightly. More specifically:

Research and development (“R&D”)

R&D expense decreased 14.8% when comparing the First Quarter 2017 with the First Quarter 2016. Decreased FDA compliance costs associated with the timing of actions taken related to our FDA marketing clearance application) were partially offset by an increase in supplies and materials. Our R&D department will continue to focus their efforts on the enhancement of current products, the development of new testing assays, new product platforms and the evaluation of contract manufacturing opportunities.

Selling and marketing

Selling and marketing expense in the First Quarter 2017 decreased 27.4% when compared to the First Quarter 2016. One of the primary reasons for the decline in expenses is related to decreased commission expense. In the latter part of December 2016, we terminated our relationship with a sales consultant due to competitive issues that arose during our relationship; we subsequently filed a complaint against this consultant in the First Quarter 2017 (See Note D – Litigation/Legal Matters). In addition to the decline in commissions, customer relations expense, postage and marketing consulting expenses decreased. These declines were minimally offset by an increase in sales and marketing employee benefits. Our direct sales force will continue to focus their efforts in our target markets, which include, but are not limited to, Workplace, Government, and Clinical (i.e. pain management and drug treatment) and in the forensic and international markets for our oral fluid product. Our sales force has also started to promote new products and service offerings to diversify our revenue stream. These new products and services (through relationships with third parties) include products for the detection of alcohol, alternative sample options for drug testing (such as lab based oral fluid testing and hair testing) as well as toxicology management services, and lower-cost alternatives for onsite drug testing.

General and administrative (“G&A”)

G&A expense increased less than 1% in the First Quarter 2017 when compared to G&A expense in the First Quarter 2016. Costs associated with employee benefits, equipment maintenance, legal fees (due to the initiation of litigation in the First Quarter 2017; see Note D – Litigation/Legal Matters) and outside service fees increased. These increased costs were essentially offset by reduced expenses related to investor relations (due to decreased travel), shipping supplies, telephone and non-cash compensation (I.e. share based payment expense; due to less options outstanding subject to amortization) Share based payment expense was $11,000 in the First Quarter 2017 compared to $19,000 in the First Quarter 2016.

Liquidity and Capital Resources as of March 31, 2017

Our cash requirements depend on numerous factors, including but not limited to manufacturing costs (such as raw materials, equipment, etc.), selling and marketing initiatives, product development activities, regulatory costs and effective management of inventory levels and production levels in response to sales forecasts. We expect to devote capital resources to continue selling and marketing initiatives and product development/research and development activities. We are examining other growth opportunities including strategic alliances and expect such activities will be funded from existing cash and cash equivalents, issuance of additional equity or additional borrowings, subject to market and other conditions. Our financial statements for the year ended December 31, 2016 were prepared assuming we will continue as a going concern.

Our current cash balances, together with cash generated from future operations and amounts available under our credit facilities may not be sufficient to fund operations through May 2018. Our current line of credit expires on June 22, 2020 (see Note G – Subsequent Events) and has a maximum availability of $1,500,000. However, the amount available under our line of credit is based upon the balance of our accounts receivable and inventory. As of March 31, 2017, based on our availability calculation, there were no additional amounts available under our line of credit because we draw any balance available on a daily basis. If sales levels decline further, we will have reduced availability on our line of credit due to decreased accounts receivable balances. In addition, we would expect our inventory levels to decrease if sales levels decline further, which would result in reduced availability on our line of credit. If availability under our line of credit is not sufficient to satisfy our working capital and capital expenditure requirements, we will be required to obtain additional credit facilities or sell additional equity securities, or delay capital expenditures. There is no assurance that such financing will be available or that we will be able to complete financing on satisfactory terms, if at all.

As of March 31, 2017, we had the following debt/credit facilities:

Facility	Debtor	Balance as of March 31, 2017
Loan and Security Agreement	Cherokee Financial, LLC	$1,050,000
Revolving Line of Credit	Crestmark Bank	$750,000

Working Capital

Our working capital was $641,000 at March 31, 2017; this is a decrease of $152,000 when compared to working capital of $793,000 at December 31, 2016. This decrease in working capital is primarily the result of decreased sales. We have historically satisfied working capital requirements through cash from operations and debt.

Dividends

We have never paid any dividends on our common shares and anticipate that all future earnings, if any, will be retained for use in our business, and therefore, we do not anticipate paying any cash dividends.

Cash Flow, Outlook/Risk

We do not expect significant increases in expenses during the year ending December 31, 2017 and as evidenced by our operating expenses for the year ended December 31, 2016 (“Fiscal 2016”), we have taken steps (and will continue to take steps) to ensure that operating expenses and manufacturing costs remain in line with sales levels. In 2017, we will continue to focus our efforts on improving sales. Such steps include, but are not limited to, obtaining a marketing clearance from FDA for one of our all-inclusive drug testing cups (allowing us to further penetrate Clinical markets such as pain management and drug treatment), and entering into strategic relationships with third parties to offer additional products and services to our customers through relationships with third parties. This includes products for the detection of alcohol, alternative sample options for drug testing (such as lab based oral fluid testing and hair testing) as well as toxicology management services, and lower-cost alternatives for onsite drug testing. We are hopeful that these additional product and service offerings could have a positive impact on sales in the future. In the First Quarter 2017, we continued to utilize cash resources to complete our FDA marketing application process and to take other steps that would result in increased sales. We do not believe expenditures related to our marketing clearance will continue throughout the year ending December 31, 2017.

None of these efforts related to sales, or any other efforts being untaken related to other operational activities resulted in a substantial increase in cash requirements in the First Quarter 2017. In the second quarter of Fiscal 2016, we received our final payment of $150,000 related to a tech transfer with one of our contract-manufacturing customers. We believe our current line of credit (and advance rates) are adequate for our cash requirements in the year ending December 31, 2017 provided sales do not decrease higher than the historic levels of decline and/or provided extraordinary events do not occur that would result in unexpected, increased expenditures.

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

Item 1A. Risk Factors

There have been no material changes to our risk factors set forth in Part I, Item 1A, in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1/31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer/Chief Financial Officer

32.1/32.2	Certification of the Chief Executive Officer/Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheet, (ii) Condensed Statements of Income (iii) Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN BIO MEDICA CORPORATION
(Registrant)

By: /s/ Melissa A. Waterhouse
Melissa A. Waterhouse
Chief Executive Officer (Principal Executive Officer)
Principal Financial Officer
Principal Accounting Officer

Dated: May 15, 2017

