Form 10-Q
period 2017-06-30
AMERICAN BIO MEDICA CORP
filed 2017-08-14
CIK 896747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)  ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐  Yes  ☒  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

29,297,333 Common Shares as of August 14, 2017

American Bio Medica Corporation

Index to Quarterly Report on Form 10-Q

For the quarter ended June 30, 2017

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

American Bio Medica Corporation

Condensed Balance Sheets

	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$138,000	$156,000
Accounts receivable, net of allowance for doubtful accounts of $49,000 at June 30, 2017 and December 31, 2016	482,000	556,000
Inventory, net of allowance of $468,000 at June 30, 2017 and $449,000 at December 31, 2016	1,450,000	1,582,000
Prepaid expenses and other current assets	88,000	92,000
Total current assets	2,158,000	2,386,000

Property, plant and equipment, net	823,000	824,000
Patents, net	102,000	93,000
Other assets	21,000	21,000
Deferred finance costs – line of credit, net	31,000	47,000
Total assets	$3,135,000	$3,371,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$278,000	$304,000
Accrued expenses and other current liabilities	263,000	276,000
Wages payable	268,000	299,000
Line of credit	594,000	639,000
Current portion of long-term debt	87,000	75,000
Total current liabilities	1,490,000	1,593,000

Long-term debt, net of current portion and deferred finance costs	725,000	753,000
Other long-term liabilities	25,000	0
Total liabilities	2,240,000	2,346,000

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Preferred stock; par value $.01 per share; 5,000,000 shares authorized, none issued and outstanding at June 30, 2017 and December 31, 2016	0	0
Common stock; par value $.01 per share; 50,000,000 shares authorized; 29,297,333 issued and outstanding at June 30, 2017 and 28,842,788 issued and outstanding at December 31, 2016	293,000	288,000
Additional paid-in capital	21,105,000	21,037,000
Accumulated deficit	(20,503,000)	(20,300,000)
Total stockholders’ equity	895,000	1,025,000
Total liabilities and stockholders’ equity	$3,135,000	$3,371,000

The accompanying notes are an integral part of the condensed financial statements

American Bio Medica Corporation

Condensed Statements of Operations

(Unaudited)

	For The Six Months Ended
	June 30,
	2017	2016

Net sales	$2,621,000	$2,975,000

Cost of goods sold	1,491,000	1,636,000

Gross profit	1,130,000	1,339,000

Operating expenses:
Research and development	68,000	109,000
Selling and marketing	372,000	551,000
General and administrative	778,000	738,000
	1,218,000	1,398,000

Operating loss	(88,000)	(59,000)

Other income / (expense):
Interest expense	(134,000)	(138,000)
Other income, net	20,000	155,000
	(114,000)	17,000

Net loss before tax	(202,000)	(42,000)

Income tax expense	(1,000)	(1,000)

Net loss	$(203,000)	$(43,000)

Basic and diluted loss per common share	$(0.01)	$(0.00)

Weighted average number of shares outstanding – basic & diluted	29,043,692	26,940,917

The accompanying notes are an integral part of the condensed financial statements

American Bio Medica Corporation

Condensed Statements of Operations

(Unaudited)

	For The Three Months Ended
	June 30,
	2017	2016

Net sales	$1,306,000	$1,505,000

Cost of goods sold	741,000	796,000

Gross profit	565,000	709,000

Operating expenses:
Research and development	22,000	55,000
Selling and marketing	176,000	282,000
General and administrative	388,000	351,000
	586,000	688,000

Operating (loss) / income	(21,000)	21,000

Other income / (expense):
Interest expense	(69,000)	(71,000)
Other income, net	20,000	6,000
	(49,000)	(65,000)

Net loss before tax	(70,000)	(44,000)

Income tax expense	(1,000)	0

Net loss	$(71,000)	$(44,000)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of shares outstanding – basic & diluted	29,242,388	27,271,408

The accompanying notes are an integral part of the condensed financial statements

American Bio Medica Corporation

Condensed Statements of Cash Flows

(Unaudited)

	For The Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(203,000)	$(43,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	43,000	46,000
Amortization of debt issuance costs	63,000	59,000
Provision for slow moving and obsolete inventory	19,000	42,000
Share-based payment expense	23,000	36,000
Changes in:
Accounts receivable	74,000	(48,000)
Inventory	113,000	93,000
Prepaid expenses and other current assets	54,000	19,000
Accounts payable	(26,000)	3,000
Accrued expenses and other current liabilities	(13,000)	(6,000)
Wages payable	(31,000)	(16,000)
Net cash provided by operating activities	116,000	185,000

Cash flows from investing activities:
Patent application costs	(13,000)	(6,000)
Purchase of property, plant & equipment	(38,000)	0
Net cash used in investing activities	(51,000)	(6,000)

Cash flows from financing activities:
Proceeds (payments) on debt financing	(38,000)	(75,000)
Proceeds from lines of credit	2,835,000	3,095,000
Payments on lines of credit	(2,880,000)	(3,179,000)
Net cash (used in) financing activities	(83,000)	(159,000)

Net (decrease in) / increase in cash and cash equivalents	(18,000)	20,000
Cash and cash equivalents - beginning of period	156,000	158,000

Cash and cash equivalents - end of period	$138,000	$178,000

Supplemental disclosures of cash flow information
Cash paid during period for interest	$71,000	$79,000
Cash paid during period for taxes	$1,000	$1,000
Consulting expense prepaid with restricted stock	$50,000	$49,000
Debt issuance cost paid with restricted stock	$0	$96,000

The accompanying notes are an integral part of the condensed financial statements

Notes to condensed financial statements (unaudited)

June 30, 2017

Note A - Basis of Reporting

The accompanying unaudited interim condensed financial statements of American Bio Medica Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. Accordingly, these unaudited interim condensed financial statements do not include all information and footnotes required by U.S. GAAP for complete financial statement presentation. These unaudited interim condensed financial statements should be read in conjunction with audited financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. In the opinion of management, the interim condensed financial statements include all normal, recurring adjustments which are considered necessary for a fair presentation of the financial position of the Company at June 30, 2017, the results of operations for the three and six month periods ended June 30, 2017 and June 30, 2016 and, cash flows for the six month periods ended June 30, 2017 and June 30, 2016.

Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of results that may be expected for the year ending December 31, 2017. Amounts at December 31, 2016 are derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

During the six months ended June 30, 2017, there were no significant changes to the Company’s critical accounting policies, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

These unaudited interim condensed financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. The independent registered public accounting firm’s report on the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, contained an explanatory paragraph regarding the Company’s ability to continue as a going concern. As of the date of this report, our current cash balances, together with cash generated from future operations and amounts available under our credit facilities may not be sufficient to fund operations through August 2018. On May 1, 2017, we extended our line of credit. The new expiration date of our line of credit is June 29, 2020. The maximum availability on our line of credit remains to be $1,500,000. However, the amount available under our line of credit is based upon our accounts receivable and inventory. As of June 30, 2017, based on our availability calculation, there were no additional amounts available under our line of credit because we draw any balance available on a daily basis. If sales levels decline further, we will have reduced availability on our line of credit due to decreased accounts receivable balances. In addition, we would expect our inventory levels to decrease if sales levels decline further, and this also will result in reduced availability on our line of credit. If availability under our line of credit is not sufficient to satisfy our working capital and capital expenditure requirements, we will be required to obtain additional credit facilities or sell additional equity securities, or delay capital expenditures. There is no assurance that such financing will be available or that we will be able to complete financing on satisfactory terms, if at all.

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

Accounting Standards Issued; Not Yet Adopted

ASU 2017-09, “Compensation – Stock Compensation (Topic 718)”. ASU 2017-09 was issued in May 2017. The amendment in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. More specifically, that an entity should account for the effects of modification unless all the following are met: 1) the fair value, calculated or intrinsic value of the modified award is the same fair value, calculated or intrinsic value of the original award immediately before the original award is modified, 2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified and 3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original grant is modified. The current disclosure requirements in Topic 718 apply regardless of whether accounting modification is applied. ASU 2017-09 is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The Company is in the process of evaluating the impact of ASU 2017-09.

ASU 2017-07, “Compensation - Retirement Benefits”. ASU 2017-07 was issued in March 2017. The amendments in ASU 2017-07 require an employer to report the service cost component of pension and postretirement benefits in the same line item or items as other compensation costs. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside of a subtotal of income from operations. In addition, only the service cost component will be eligible for capitalization as applicable following labor. ASU 2017-07 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted as of the beginning of an annual period for which financial statements have not been issued or made available for issuance. The Company is in the process of evaluating the impact of ASU 2017-07.

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

ASU 2014-09, “Revenue from Contracts with Customers”. ASU 2014-09 was issued in May 2014 and it provides guidance for revenue recognition. The core principle of ASU 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. Examples of the use of judgments and estimates may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The update also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 provides for two transition methods to the new guidance: a retrospective approach and a modified retrospective approach. In August 2015, ASU 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date” was issued as a revision to ASU 2014-09. ASU 2015-14 revised the effective date to fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted but not prior to periods beginning after December 15, 2016 (i.e. the original adoption date per ASU No. 2014-09). The Company is currently evaluating the transition methods and the impact of adopting this ASU.

There are no other accounting pronouncements issues during the six months ended June 30, 2017 that are expected to have or that could have a significant impact on our financial position or results of operations.

Reclassifications

Certain items have been reclassified from the prior year to conform to the current year presentation.

Note B – Inventory

Inventory is comprised of the following:

	June 30, 2017	December 31, 2016

Raw Materials	$1,043,000	$1,028,000
Work In Process	393,000	385,000
Finished Goods	482,000	618,000
Allowance for slow moving and obsolete inventory	(468,000)	(449,000)
	$1,450,000	$1,582,000

Note C – Net Loss Per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted average number of outstanding common shares during the period. Diluted net loss per common share includes the weighted average dilutive effect of stock options and warrants. Potential common shares outstanding as of June 30, 2017 and 2016:

	June 30, 2017	June 30, 2016

Warrants	2,060,000	2,385,000
Options	2,147,000	2,187,000
	4,207,000	4,572,000

The number of securities not included in the diluted net loss per share for the three and six months ended June 30, 2017 was 4,207,000, as their effect would have been anti-dilutive due to the net loss in each period.

The number of securities not included in the diluted net loss per share for the three and six months ended June 30, 2016 was 4,572,000, as their effect would have been anti-dilutive due to the net loss in each period.

Note D – Litigation/Legal Matters

In February 2017, the Company filed a complaint in the Supreme Court of the State of New York in Columbia County against Premier Biotech Inc., Premier Biotech Labs, LLC and its principals, including its President Todd Bailey, and Peckham Vocational Industries, Inc. (together the “Defendants”). Mr. Bailey formerly served as the Company’s Vice President of Sales and Marketing, and as a sales consultant until December 23, 2016. The complaint seeks preliminary and permanent injunctions and a temporary restraining order against Todd Bailey (for his benefit or the benefit of another party or entity) related to the solicitation of Company customers as well as damages related to any profits and revenues that would result from actions taken by the Defendants related to Company customers. In March 2017, the complaint was moved to the federal court in the Northern District of New York. In April 2017, the Defendants filed a motion to dismiss, to which the Company responded on April 21, 2017. As of the date of this report, the Company is awaiting the courts rulings on the parties’ motions.

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

Note E – Line of Credit and Debt

	June 30, 2017	December 31, 2016
Loan and Security Agreement with Cherokee Financial, LLC: 5 year note at an annual interest rate of 8% plus a 1% annual oversight fee, interest only and oversight fee paid quarterly with first payment being made on May 15, 2015, annual principal reduction payment of $75,000 due each year beginning on February 15, 2016, with a final balloon payment being due on February 15, 2020. Loan is collateralized by a first security interest in building, land and property.	$1,050,000	$1,125,000
Crestmark Line of Credit: Line of credit (with a current termination date of June 22, 2020) with interest payable at a variable rate based on WSJ Prime plus 2% with a floor or 5.25%; loan fee of 0.5% annually & monthly maintenance fee of 0.3% on actual loan balance from prior month. Early termination fee of 2% if terminated in year 2 or after (and prior to natural expiration). Loan is collateralized by first security interest in receivables and inventory.	594,000	639,000
Crestmark Equipment Term Loan: 38 month equipment loan related to the purchase of manufacturing equipment, at an interest rate of WSJ Prime Rate plus 3%; or 7.25% as of the date of this report.	37,000	0
	1,681,000	1,764,000
Less debt discount & issuance costs (Cherokee Financial, LLC Loan)	(250,000)	(297,000)
Total debt, net	1,431,000	1,467,000

Current portion	681,000	714,000
Long-term portion, net of current portion	$750,000	$753,000

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

The Company issued 1.8 million restricted shares of the Company’s common stock to Cherokee for payment of fees. In addition, because the loan was not repaid in full as of March 19, 2016, the Company issued another 600,000 restricted shares of common stock to Cherokee in March 2016.

As placement agent for the transaction, Cantone Research, Inc. (“CRI”) received a 5% cash fee on the $1.2 million, or $60,000, and 200,000 restricted shares of the Company’s common stock. In addition, because the loan was not repaid in full as of March 19, 2016, the Company issued another 196,000 restricted shares of common stock to CRI in March 2016.

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

The Company recognized $84,000 in interest expense related to the Cherokee LSA in the six months ended June 30, 2017 (of which $47,000 is debt issuance cost amortization recorded as interest expense as a result of the adoption of new accounting standards in the first quarter of 2016, and $91,000 in interest expense related to the Cherokee LSA in the six months ended June 30, 2016 (of which $43,000 is debt issuance cost amortization recorded as interest expense). The Company recognized $44,000 in interest expense related to the Cherokee LSA in the three months ended June 30, 2017 (of which $23,000 is debt issuance cost amortization recorded as interest expense), and $47,000 in interest expense related to the Cherokee LSA in the three months ended June 30, 2016 (of which $23,000 is debt issuance cost amortization recorded as interest expense). The Company had $11,000 in accrued interest expense at June 30, 2017.

As of June 30, 2017, the balance on the Cherokee LSA is $1,050,000, however the discounted balance is $800,000. As of December 31, 2016, the balance on the Cherokee LSA was $1,125,000, however the discounted balance, net of debt discount and debt issuance costs was $828,000.

LINE OF CREDIT WITH CRESTMARK BANK (“CRESTMARK”)

On June 29, 2015 (the “Closing Date”), the Company entered into a three-year Loan and Security Agreement (“LSA”) with Crestmark, a new Senior Lender, to refinance the Company’s Line of Credit with Imperium Commercial Finance, LLC (“Imperium”). The Crestmark Line of Credit is used for working capital and general corporate purposes. On May 1, 2017, the Company entered into term loan with Crestmark in the amount of $38,000 related to the purchase of manufacturing equipment. The Company executed an amendment to its LSA with Crestmark and to its Promissory Note with Crestmark. The amendments addressed the inclusion of the term loan into the Crestmark LSA and an extension of the Company’s line of credit with Crestmark. Apart from the extension of the LSA, no terms of the line of credit were changed in the amendment. The interest rate on the term loan is the WSJ Prime Rate plus 3%; or 7.25% as of the date of this report. The termination date of the Crestmark line of credit was changed from June 22, 2018 to June 22, 2020 under the amendments.

Under the LSA, Crestmark is providing the Company with a Line of Credit of up to $1,500,000 (“Maximum Amount”) with a minimum loan balance requirement of $500,000. The Line of Credit is secured by a first security interest in the Company’s inventory, and receivables and security interest in all other assets of the Company (in accordance with permitted prior encumbrances).

The Maximum Amount is subject to an Advance Formula comprised of: 1) 90% of Eligible Accounts Receivables (excluding, receivables remaining unpaid for more than 90 days from the date of invoice and sales made to entities outside of the United States), and 2) up to 40% of eligible inventory plus up to 10% of Eligible Generic Packaging Components not to exceed the lesser of $350,000 (“Inventory Sub-Cap Limit”), or 100% of the Eligible Accounts Receivable.

So long as any obligations are due to Crestmark, the Company must comply with a minimum Tangible Net Worth (“TNW”) Covenant. Under the LSA, as amended, the Company must maintain a TNW of at least $650,000. Additionally, if a quarterly net income is reported, the TNW covenant will increase by 50% of the reported net income. If a quarterly net loss is reported, the TNW covenant will remain the same as the prior quarter’s covenant amount. TNW is defined as: Total Assets less Total Liabilities less the sum of (i) the aggregate amount of non-trade accounts receivables, including accounts receivables from affiliated or related persons, (ii) prepaid expenses, (iii) deposits, (iv) net lease hold improvements, (v) goodwill and (vi) any other asset that would be treated as an intangible asset under GAAP; plus Subordinated Debt. Subordinated Debt means any and all indebtedness presently or in the future incurred by the Company to any creditor of the Company entering into a written subordination agreement with Crestmark. The Company is in compliance with this covenant at June 30, 2017.

If the Company terminates the LSA prior to June 22, 2020, an early exit fee of 2% of the Maximum Amount (plus any additional amounts owed to Crestmark at the time of termination) would be due.

In the event of a default of the LSA, which includes but is not limited to, failure of the Company to make any payment when due and non-compliance with the TNW covenant, Crestmark is permitted to charge an Extra Rate. The Extra Rate is the Company’s then current interest rate plus 12.75% per annum.

Under the LSA, interest on the Crestmark Line of Credit is at a variable rate based on the Wall Street Journal Prime Rate plus 2% with a floor of 5.25%. The WSJ prime rate was increased another .25% effective June 15, 2017, so as of the date of this report, the interest only rate on the Crestmark Line of Credit is 6.25%. In addition to the interest rate, on the Closing Date and on each one-year anniversary date thereafter, the Company will pay Crestmark a Loan Fee of 0.50%, or $7,500, and a Monthly Maintenance Fee of 0.30% of the actual average monthly loan balance from the prior month will be paid to Crestmark. As of the date of this report, the interest rate in effect is 10.93% (with all fees; including the weighted annual fee, which is charged on the closing date anniversary and is $7,500 regardless of our balance on the line of credit).

In addition to the Loan Fee paid to Crestmark on the Closing Date, the Company had to pay a success fee (i.e. early termination fee) to Imperium in the amount of $50,000 on the Closing Date, and a Broker’s Fee of 5%, or $75,000, to Landmark Pegasus Inc. Prior to the Closing, the Company paid $12,000 in due diligence fees to Crestmark. The Company also incurred $3,000 of its own legal costs related to the Crestmark Line of Credit. With the exception of the early term fee ($50,000) paid to Imperium (which was fully expensed in the year ended December 31, 2015), these expenses are all being amortized over the initial term of the Crestmark Line of Credit, or three years. The Company recognized $16,000 of this expense in the six months ended June 30, 2017 and June 30, 2016. The Company recognized $8,000 of this expense in the three months ended June 30, 2017 and June 30, 2016.

The Company recognized $50,000 of interest expense in the six months ended June 30, 2017 (of which $16,000 is debt issuance cost amortization recorded as interest expense as a result of the adoption of new accounting standards) and $47,000 in interest expense in the six months ended June 30, 2016 (of which $16,000 is debt issuance cost amortization recorded as interest expense). The Company recognized $24,000 of interest expense in the three months ended June 30, 2017 (of which $8,000 is debt issuance cost amortization recorded as interest expense) and $23,000in interest expense in the three months ended June 30, 2016 (of which $8,000 is debt issuance cost amortization recorded as interest expense.

Given the nature of the administration of the Crestmark Line of Credit, at June 30, 2017, the Company had $0 in accrued interest expense related to the Crestmark Line of Credit, and there is $0 in additional availability under the Crestmark Line of Credit.

As of June 30, 2017, the balance on the Crestmark Line of Credit was $594,000, and as of December 31, 2016, the balance on the Crestmark Line of Credit was $639,000.

EQUIPMENT LOAN WITH CRESTMARK

On May 1, 2017, the Company entered into term loan with Crestmark in the amount of $38,000 related to the purchase of manufacturing equipment. The equipment loan is collateralized by a first security interest in a specific piece of manufacturing equipment. The Company executed an amendment to its LSA with Crestmark and to its Promissory Note with Crestmark. The amendments addressed the inclusion of the term loan into the LSA and an extension of the Company’s line of credit with Crestmark. No terms of the line of credit were changed in the amendment. The interest rate on the term loan is the WSJ Prime Rate plus 3%; or 7.25% as of the date of this report. The termination date of the Crestmark line of credit was changed from June 22, 2018 to June 22, 2020 under the amendments. The balance on the equipment loan was $37,000 as of June 30, 2017.

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

During the three months ended June 30, 2017, the Company issued options to purchase 20,000 shares of stock to each of its two non-employee board members as an annual stock option grant (for a total of 40,000 options) under the 2001 Plan. During the three months ended June 30, 2016, the Company issued options to purchase 20,000 shares of common stock to each of its four non-employee board members as an annual stock option grant (for a total of 80,000 options) under the 2001 Plan.

Stock option activity for the six months ended June 30, 2017 and June 30, 2016 is summarized as follows (the figures contained within the tables below have been rounded to the nearest thousand):

	Six months ended June 30, 2017			Six months ended June 30, 2016
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of June 30, 2017	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of June 30, 2016
Options outstanding at beginning of period	2,107,000	$0.13		1,435,000	$0.14
Granted	40,000	$0.13		830,000	$0.11
Exercised	0	NA		0	NA
Cancelled/expired	0	NA		(78,000)	$0.18
Options outstanding at end of period	2,147,000	$0.13	$15,000	2,187,000	$0.13	$16,000
Options exercisable at end of period	1,647,000	$0.13		1,189,000	$0.14

The following table summarizes weighted-average assumptions using the Black-Scholes option-pricing model used on the date of the grants issued during the six months ended June 30, 2017 and June 30, 2016:

	Six months ended
	2017	2016
Volatility	81%	62% - 66%
Expected term (years)	10 years	10 years
Risk-free interest rate	2.16%	1.57% - 1.94%
Dividend yield	0%	0%

The Company recognized $23,000 in share based payment expense in the six months ended June 30, 2017 and $36,000 in share based payment expense in the six months ended June 30, 2016. The Company recognized $11,000 in share based payment expense in the three months ended June 30, 2017 and $17,000 in share based payment expense in the three months ended June 30, 2016. As of June 30, 2017, there was approximately $26,000 of total unrecognized compensation cost related to non-vested stock options, which vest over time. The cost is expected to be recognized over a period ranging from 6-11 months.

Warrants

Warrant activity for the six months ended June 30, 2017 and June 30, 2016 is summarized as follows:

	Six months ended June 30, 2017			Six months ended June 30, 2016
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of June 30, 2017	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of June 30, 2016
Warrants outstanding at beginning of period	2,060,000	$0.18		2,385,000	$0.17
Granted	0	NA		0	NA
Exercised	0	NA		0	NA
Cancelled/expired	0	NA		0	NA
Warrants outstanding at end of period	2,060,000	$0.18	None	2,385,000	$0.17	$0
Warrants exercisable at end of period	2,060,000	$0.18		2,385,000	$0.17

In the six months ended June 30, 2017 and June 30, 2016, the Company recognized $0 in debt issuance and deferred finance costs related to the issuance of the above warrants outstanding. In the three months ended June 30, 2017 and June 30, 2016, the Company recognized $0 in debt issuance and deferred finance costs related to the issuance of the above warrants. As of June 30, 2017, there was $0 of total unrecognized expense.

NOTE G – SUBSEQUENT EVENT

On July 10, 2017, the Company was notified that it was not awarded a contract with a state agency for which it has held a contract in excess of 10 years. The contract in question is included in the February 2016 complaint that the Company filed in the Supreme Court of the State of New York in Columbia County against Premier Biotech Inc., Premier Biotech Labs, LLC (“together “Premier Biotech”) and its principals, including its President Todd Bailey, and Peckham Vocational Industries, Inc (“Peckham”). (together the “Defendants”). The complaint seeks preliminary and permanent injunctions and a temporary restraining order against the Defendants (for their benefit or the benefit of another party or entity) related to the solicitation of Company customers (specifically related to this customer and others) as well as damages related to any profits and revenues that would result from actions taken by the Defendants related to Company customers (specifically related to this customer and others). The Company believes that the Defendants actions related to this customer and a RFP that was issued by the state agency resulted in the loss of the contract award to the Company and the award of the contract to Peckham and Premier Biotech. This contract historically accounted for 10-15% of the Company’s annual revenue. The Company will continue to hold its current contract with the agency through September 30, 2017. The Company did protest the award of the contract to Peckham and Premier Biotech, and the state agency advised the Company on July 26, 2017 that they denied the Company’s protest of the award. The Company is currently reviewing whether further actions can be taken related to this account.

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

Overview/Plan of Operations

Our ability to maintain and/or increase sales continues to be impacted by a very cost-competitive market currently dominated by products made outside of the United States. Evidenced by the fact that sales in the six months ended June 30, 2017 decreased again when compared to the same period last year.

During the six months ended June 30, 2017, we recorded an operating loss of $88,000. This compares to an operating loss of $59,000 in the same period last year. Decreased operating expenses were the primary cause of the increase in operating loss (relative to sales). Net loss in the six months ended June 30, 2017 was $203,000, compared to a net loss of $43,000 in the same period last year. This is primarily due to other income of $155,000 (primarily related to a tech transfer with a contract manufacturing customer) in the six months ended June 30, 2016 that did not reoccur in the six months ended June 30, 2017.

We had cash provided by operating activities of $116,000 in the six months ended June 30, 2017. This compares to cash provided by operating activities of $185,000 in the six months ended June 30, 2016.

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

The salary and commission deferral program previously referenced continued throughout the six months ended June 30, 2017. The deferral program currently consists of a 20% salary deferral for our executive officer and our non-executive VP Operations. As of June 30, 2017, we had total deferred compensation owed of $235,000. Over the course of the program, we repaid portions of the deferred compensation (with $16,000 in payments in the six months ended June 30, 2017 and $42,000 in payments in the six months ended June 30, 2016.). As cash flow from operations allows, we intend to continue to make paybacks, however the deferral program is continuing and we expect it will continue for up to another 12 months.

We continue to believe that new products and our ability to sell those products in new markets will be a future growth driver. We are still in the process of applying to the U.S. Food and Drug Administration for a marketing clearance to sell an all-inclusive, urine based, drug-testing cup to customers requiring a CLIA waived product. The process has taken longer than anticipated but we are hopeful that will we receive the clearance in the near future. Although our primary markets continue to be extremely price-competitive we remain hopeful that when/if marketing clearance is received by the FDA for our all-inclusive drug testing cup, we will be able to garner new sales in clinical markets (such as pain management and drug treatment) because although price is always a factor, quality and accuracy are equally important in these clinical markets.

New assays and product platform developments are also in our future research and development plans. We remain focused on selling our point of collection drugs of abuse tests, and growing our business through direct sales and select distributors.

Over the course of the last 12 months, we have reorganized and restructured our sales and marketing department. In addition, we are bringing on new products and service offerings to diversify our revenue stream. These new products and services (through relationships with third parties) include products for the detection of alcohol, alternative sample options for drug testing (such as lab based oral fluid testing and hair testing) as well as toxicology management services. In addition, we are now offering customers lower-cost alternatives for onsite drug testing. And finally, we are reviewing our contract manufacturing operations in efforts to capitalize on offerings in that area. We have not derived any significant revenue from these new additions; however, the majority of the relationships were only finalized in March/April 2017.

In September 2016, our contract manufacturing sales began to decrease on an annual basis due to a manufacturing shift with one of our contract customers. More specifically, as a result of a tech transfer with the customer, they are now their own primary supplier with the Company moving into a position of back up or secondary supplier. Although contract manufacturing is not considered a material portion of our net sales, given this expected change, we are making efforts to identify and secure new contract work and possible diversification alternatives. In connection with the tech transfer, we received a $300,000 tech transfer fee from this customer. We recognized $150,000 related to this tech transfer fee as other income in the six months ended June 30, 2016.

Our continued existence is dependent upon several factors, including our ability to: 1) raise revenue levels even though we have suffered the loss of a material contract that will impact sales starting October 1, 2017, 2) control costs to generate positive cash flows, 3) maintain our current credit facilities or refinance our current credit facilities if necessary, and 4) if needed, our ability to obtain working capital by selling additional shares of our common stock.

Results of operations for the six months ended June 30, 2017 compared to the six months ended June 30, 2016

NET SALES: Net sales for the six months ended June 30, 2017 decreased 11.9% when compared to net sales in the six months ended June 30, 2016. The decrease in sales is primarily a result of the anticipated decrease in contract manufacturing sales in the six months ended June 30, 2017 when compared to the six months ended June 30, 2016. More specifically, contract manufacturing sales declined by approximately $116,000. The remaining $238,000 in decreased sales resulted primarily from a decrease in government sales (most of which is due to the loss of an account in the fourth quarter of the year ended December 31, 2016). These declines were partially offset by an increase in national accounts and international sales to Latin and South America.

GROSS PROFIT: Gross profit in the six months ended June 30, 2017 decreased to 43.1% of net sales compared to 45.0% of net sales in the six months ended June 30, 2016. While we are still maintaining manufacturing efficiencies, there were certain periods within the six months ended June 30, 2017 that we produced less testing strips due to the product sales mix.

OPERATING EXPENSES: Operating expenses decreased 12.7% in the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Expenses in research and development and selling and marketing decreased while general and administrative expense increased. More specifically:

Research and development (“R&D”)

R&D expense decreased 37.6% when comparing the six months ended June 30, 2017 with the same period last year. Decreased FDA compliance costs associated with the timing of actions taken related to our FDA marketing clearance application) were partially offset by an increase in supplies and materials. Our R&D department will continue to focus their efforts on the enhancement of current products, the development of new testing assays, new product platforms and the evaluation of contract manufacturing opportunities.

Selling and marketing

Selling and marketing expense in the six months ended June 30, 2017 decreased 32.5% when compared to the same period last year. One of the primary reasons for the decline in expenses is related to decreased commission expense. In the latter part of December 2016, we terminated our relationship with a sales consultant due to competitive issues that arose during our relationship; we subsequently filed a complaint against this consultant in the early part of 2017 (See Note D – Litigation/Legal Matters). In addition to the decline in commissions, sales salaries and benefits, customer relations expense, postage and marketing consulting expenses decreased. These declines were minimally offset by an increase in costs associated with trade show attendance. Our direct sales force will continue to focus their efforts in our target markets, which include, but are not limited to, Workplace, Government, and Clinical (i.e. pain management and drug treatment) and in the forensic and international markets for our oral fluid product. Our sales force has also started to promote new products and service offerings to diversify our revenue stream. These new products and services (through relationships with third parties) include products for the detection of alcohol, alternative sample options for drug testing (such as lab based oral fluid testing and hair testing) as well as toxicology management services, and lower-cost alternatives for onsite drug testing.

General and administrative (“G&A”)

G&A expense increased 5.3% in the six months ended June 30, 2017 when compared to the same period last year. Increases in legal fees (due to the initiation of litigation in the early part of 2017; see Note D – Litigation/Legal Matters), and accounting fees were partially offset by reduced expenses related to investor relations (due to decreased travel), shipping supplies, telephone and non-cash compensation (I.e. share based payment expense; due to less options outstanding subject to amortization) Share based payment expense was $22,000 in the six months ended June 30, 2017 compared to $36,000 in the six months ended June 30, 2016.

Results of operations for the three months ended June 30, 2017 compared to the three months ended June 30, 2016

NET SALES: Net sales for the three months ended June 30, 2017 declined 13.2% when compared to the three months ended June 30, 2016. The decrease in sales results from a decrease in government sales (most of which is due to the loss of an account in the fourth quarter of 2016), and the anticipated decline in contract manufacturing sales. Sales in Latin America and South America increased, however sales to other parts of the world decreased (resulting in decreased international sales overall). These declines were offset by an increase in national account sales.

GROSS PROFIT: Gross profit decreased to 43.3% of net sales in the three months ended June 30, 2017 compared to gross profit of 47.1% of net sales in the three months ended June 30, 2016. While we are still maintaining manufacturing efficiencies, there were certain periods within the three months ended June 30, 2017 that we produced less testing strips due to the product sales mix.

OPERATING EXPENSES: Operating expenses decreased 14.8% in the three months ended June 30, 2017, compared to the three months ended June 30, 2016. Expenses in research and development and selling and marketing decreased while general and administrative expense increased. More specifically:

Research and development (“R&D”)

R&D expense decreased 60.0% when comparing the three months ended June 30, 2017 with the three months ended June 30, 2016. Decreased FDA compliance costs associated with the timing of actions taken related to our FDA marketing clearance application) were partially offset by an increase in supplies and materials. Our R&D department will continue to focus their efforts on the enhancement of current products, the development of new testing assays, new product platforms and the evaluation of contract manufacturing opportunities.

Selling and marketing

Selling and marketing expense in the three months ended June 30, 2017 decreased 37.6% when compared to the three months ended June 30, 2016. One of the primary reasons for the decline in expenses is related to decreased commission expense. In the latter part of December 2016, we terminated our relationship with a sales consultant due to competitive issues that arose during our relationship; we subsequently filed a complaint against this consultant in the early part of 2017 (See Note D – Litigation/Legal Matters). In addition to the decline in commissions, sales salaries and benefits, customer relations expense, and marketing consulting expenses decreased. These declines were minimally offset by an increase in costs associated with trade show attendance. Our direct sales force will continue to focus their efforts in our target markets, which include, but are not limited to, Workplace, Government, and Clinical (i.e. pain management and drug treatment) and in the forensic and international markets for our oral fluid product. Our sales force has also started to promote new products and service offerings to diversify our revenue stream. These new products and services (through relationships with third parties) include products for the detection of alcohol, alternative sample options for drug testing (such as lab based oral fluid testing and hair testing) as well as toxicology management services, and lower-cost alternatives for onsite drug testing.

General and administrative (“G&A”)

G&A expense increased 10.5% in the three months ended June 30, 2017 when compared to G&A expense in the three months ended June 30, 2016. Increases in legal fees (due to the initiation of litigation in the early part of 2017; see Note D – Litigation/Legal Matters), accounting fees and outside service fees (due to the timing of our ISO audit in 2017 versus 2016) were partially offset by reduced expenses related to telephone and non-cash compensation (i.e. share based payment expense; due to less options outstanding subject to amortization) Share based payment expense was $11,000 in the three months ended June 30, 2017 compared to $17,000 in the three months ended June 30, 2016.

Liquidity and Capital Resources as of June 30, 2017

Our cash requirements depend on numerous factors, including but not limited to manufacturing costs (such as raw materials, equipment, etc.), selling and marketing initiatives, product development activities, regulatory costs and effective management of inventory levels and production levels in response to sales forecasts. We expect to devote capital resources to continue selling and marketing initiatives and product development/research and development activities. We are examining other growth opportunities including strategic alliances. Given our current and historical cash position, we expect such activities would need to be funded from the issuance of additional equity or additional credit borrowings, subject to market and other conditions. Our financial statements for the year ended December 31, 2016 were prepared assuming we will continue as a going concern.

Our current cash balances, together with cash generated from future operations and amounts available under our credit facilities may not be sufficient to fund operations through August 2018. Our current line of credit expires on June 22, 2020 and has a maximum availability of $1,500,000. However, the amount available under our line of credit is based upon the balance of our accounts receivable and inventory. As of June 30, 2017, based on our availability calculation, there were no additional amounts available under our line of credit because we draw any balance available on a daily basis. If sales levels decline further, we will have reduced availability on our line of credit due to decreased accounts receivable balances. In addition, we would expect our inventory levels to decrease if sales levels decline further, which would result in further reduced availability on our line of credit. If availability under our line of credit is not sufficient to satisfy our working capital and capital expenditure requirements, we will be required to obtain additional credit facilities or sell additional equity securities, or delay capital expenditures. There is no assurance that such financing will be available or that we will be able to complete financing on satisfactory terms, if at all.

As of June 30, 2017, we had the following debt/credit facilities:

Facility	Debtor	Balance as of June 30, 2017
Loan and Security Agreement	Cherokee Financial, LLC	$1,050,000
Revolving Line of Credit	Crestmark Bank	$594,000
Capital Equipment Loan	Crestmark Bank	$37,000

Working Capital

Our working capital was $668,000 at June 30, 2017; this is a decrease of $125,000 when compared to working capital of $793,000 at December 31, 2016. This decrease in working capital is primarily the result of decreased sales. We have historically satisfied working capital requirements through cash from operations and debt.

Dividends

We have never paid any dividends on our common shares and anticipate that all future earnings, if any, will be retained for use in our business, and therefore, we do not anticipate paying any cash dividends.

Cash Flow, Outlook/Risk

We do not expect significant increases in expenses during the year ending December 31, 2017 and as evidenced by our operating expenses for the year ended December 31, 2016 (“Fiscal 2016”), we have taken steps (and will continue to take steps) to ensure that operating expenses and manufacturing costs remain in line with sales levels. In 2017, we will continue to focus our efforts on improving sales. Such steps include, but are not limited to, obtaining a marketing clearance from FDA for one of our all-inclusive drug testing cups (allowing us to further penetrate Clinical markets such as pain management and drug treatment), and entering into strategic relationships with third parties to offer additional products and services to our customers. This includes products for the detection of alcohol, alternative sample options for drug testing (such as lab based oral fluid testing and hair testing) as well as toxicology management services, and lower-cost alternatives for onsite drug testing. We are hopeful that these additional product and service offerings could have a positive impact on sales in the future. In the six months ended June 30, 2017, we continued to utilize cash resources to complete our FDA marketing application process and to take other steps that would result in increased sales. We do not believe expenditures related to our marketing clearance will continue throughout the year ending December 31, 2017.

None of these efforts related to sales, or any other efforts being taken related to other operational activities, resulted in a substantial increase in cash requirements in the six months ended June 30, 2017. In the second quarter of the year ended December 31, 2016, we received our final payment of $150,000 related to a tech transfer with one of our contract-manufacturing customers. The upcoming loss of a state agency contract starting October 1, 2017 is expected to have a material impact on our sales. If we are unable to recoup this loss (which has historically been 10-15% of our annual sales), it is possible that our current line of credit (and advance rates) would not be adequate for our cash requirements in the year ending December 31, 2017, especially if expense levels do not decline in line with the sales decline. In addition, extraordinary events could occur that would result in unexpected, increased expenditures.

If events and circumstances occur such that 1) we do not meet our current operating plans to increase sales, 2) we are unable to raise sufficient additional equity or debt financing, or 3) our credit facilities are insufficient or not available, we may be required to further reduce expenses or take other steps which could have a material adverse effect on our future performance.

Our ability to repay our current debt will depend primarily upon our future operating performance, which may be affected by the loss of a material contract in October 2017, general economic, financial, competitive, regulatory, business and other factors beyond our control, including those discussed herein. In addition, we cannot assure you that future borrowings or equity financing will be available for the payment of any indebtedness we may have.

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

See Part I, Item 1, Note D in the Notes to the interim condensed Financial Statements included in this report for a description of pending legal proceedings in which we may be a party.

Item 1A.	Risk Factors

Two of our customers accounted for more than 10% of our total net sales in the year ended December 31, 2016.

Two of our customers each accounted for more than 10% of our total net sales in the year ended December 31, 2016. Although we have entered into written purchase agreements with these customers, neither customer has minimum purchase obligations and they could stop buying products from us with adequate notice outlined in their contracts. A reduction, delay or cancellation of orders from these customers or the loss of one or both of these customers would reduce our revenues. Early in 2017, one of these customers (a state agency) issued a Request for Proposal (RFP) to which many entities responded. In July 2017, we were informed that we were not awarded the RFP; rather it was issued to an entity that we are currently suing for their actions taken related to this RFP. This state agency is expected to cease buying from us starting October 1, 2017. This customer was historically 10-15% of our annual sales. Due to the timing of the contract loss in the year ending December 31, 2017, the full impact of this contract loss will not be evident until the year ending December 31, 2018. We currently have a contract in place with the other customer that does not expire in the near future. However, there can be no assurance that this customer, or any of our current customers will continue to place orders, that orders by existing customers will continue at current or historical levels or that we will be able to obtain orders from new customers.

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

Other confidential, proprietary information (such as pricing structures, customer information, vendor information, internal financial information, production processes, new product developments, product enhancements and other material, non-public information) is protected under non-disclosure agreements with our personnel and consultants. If these individuals do not comply with their obligations under these agreements, we may be required to incur significant costs to protect our confidential information and the use of this information by the breaching individual may cause harm to our business. In February 2017, we filed a complaint against Todd Bailey (a former employee and consultant of the Company) along with his companies Premier Biotech, Inc. (“Premier Biotech”) and Premier Biotech Labs as well as a Peckham Vocational Industries (“Peckham”), (among others), related to the use of our confidential and proprietary information to circumvent and interfere with our ability to respond to a Request for Proposal (RFP) from a long-standing ABMC customer. This interference resulted in the customer awarding the contract to Peckham and Premier Biotech thereby causing harm to our business.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1/31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer/Chief Financial Officer

32.1/32.2	Certification of the Chief Executive Officer/Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheet, (ii) Condensed Statements of Income (iii) Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN BIO MEDICA CORPORATION
(Registrant)

By:	/s/ Melissa A. Waterhouse
Melissa A. Waterhouse
Chief Executive Officer (Principal Executive Officer)
Principal Financial Officer
Principal Accounting Officer

Dated: August 14, 2017