Form 10-K
period 2017-12-31
AMERICAN BIO MEDICA CORP
filed 2018-04-12
CIK 896747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period -------------- to -------------------

Commission File Number: 0-28666

American Bio Medica Corporation
(Exact name of registrant as specified in its charter)

New York	14-1702188
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
122 Smith Road Kinderhook, New York	12106
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number (including area code): (518) 758-8158

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, $0.01 Par Value

Title of class

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

☐ Yes                     ☒  No

The aggregate market value of 17,809,206 voting Common Shares held by non-affiliates of the registrant was approximately $1,781,000 based on the last sale price of the registrant’s Common Shares, $.01 par value, as reported on the OTC Pink Open Marketplace on June 30, 2017.

As of April 11, 2018 the registrant had outstanding 29,932,770 Common Shares, $.01 par value.

Documents Incorporated by Reference:

(1)
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 21, 2018 in Part III of this Form 10-K
(2)
Other documents incorporated by reference on this report are listed under Part IV, Item 15(B); Exhibits

American Bio Medica Corporation

Index to Annual Report on Form 10-K
For the year ended December 31, 2017

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

 Our Products

Products for the Detection of Drugs in Urine

We manufacture a number of products that detect the presence or absence of certain drugs in urine. We offer a number of standard configurations, custom configurations on special order, and different cut-off levels for certain drugs. Cut-off levels are concentrations of drugs or metabolites that must be present in urine (or oral fluid) specimens before a positive result will be obtained. Our urine drugs tests are either 510(k) cleared. CLIA Waived and/or OTC cleared (see “Government Regulations” for information on the regulations related to the sale of our drug tests). Our urine drug tests can detect the following drugs:

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

Rapid TOX Cup II (2G): In early 2015, we launched a second generation of the original Rapid TOX Cup II. The second generation consists of a smaller cup with smaller test strips. This smaller version results in lower material costs and allows us to be more cost competitive against foreign manufactured products.

Private Label Products

We do provide a private labeled version of Rapid TOX to unaffiliated third parties for sale outside of the United States. As of December 31, 2017, sales of these products were not material.

Products for the Detection of Drugs in Oral Fluid:

We manufacture drug tests that detect the presence or absence of drugs in oral fluids. These products are easy to use and provide test results within minutes with enhanced sensitivity and detection. Our oral fluid drug tests are currently marketed “for forensic use only” (see “Government Regulations” for information on the regulations related to the sale of our drug tests). We currently offer the following oral fluid drug tests:

OralStat®: OralStat is a patented and patent pending, innovative drug test for the detection of drugs in oral fluids. Each OralStat simultaneously tests for 6 or 10 drugs in an oral fluid specimen.

Private Label Products

We do provide a private labeled version of our OralStat product to unaffiliated third parties for sale outside of the United States. As of December 31, 2017, sales of these products were not material.

Other Products

We distribute a number of other products related to the detection of substances of abuse. We do not manufacture these products. We do not derive a significant portion of our revenues from the sale of these products.

Contract Manufacturing

We provide bulk test strip contract manufacturing services to non-affiliated diagnostic companies. In the year ended December 31, 2017 (“Fiscal 2017”), we manufactured a test for the detection of RSV (Respiratory Syncytial Virus; the most common cause of lower respiratory tract infections in children worldwide), and strip components for a test to detect fetal amniotic membrane rupture. In Fiscal 2017, a manufacturing change with one of our contract manufacturing customers contributed to the decline in revenue.

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

Employment/Workplace

The Workplace market consists of pre-employment testing of job applicants, as well as random, cause and post-accident testing of employees. Many employers recognize the financial and safety benefits of implementing drug-free workplace programs, of which drug testing is an integral part. In some states, there are workers’ compensation and unemployment insurance premium reductions, tax deductions and other incentives for adopting these programs. We sell our products in this market through our direct sales force and through a select network of distributors.

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

Our Distribution Method

We have a two-pronged distribution strategy that focuses on growing our business through direct sales and distributors. Our direct sales team consists of our Vice President of Sales & Marketing, Director of Clinical Sales, Director of Latin America Sales, Regional Sales Managers, sales consultants and Inside Sales Representatives (collectively our “Direct Sales Team”); all of which are trained professionals that are experienced in DOA testing sales. Our distributors are unaffiliated entities that resell our drug-testing products either as stand-alone products or as part of a service they provide to their customers.

Our Direct Sales Team and network of distributors sell our products to the Rehabilitation/Drug Treatment, Pain Management, Other Clinical, Government and Employment/Workplace markets, and we sell through a network of distributors in the International market.

We promote our products through direct mail campaigns, selected advertising, participation at high profile trade shows and other marketing activities.

Competition

We compete on the following factors:

Pricing: The pricing structure in our markets is highly competitive. Price pressure is the greatest when comparing our pricing with pricing of products manufactured outside of the United States.

Quality: Our products are manufactured, assembled and packaged completely in the United States in accordance with quality system regulations set forth by FDA; this includes the manufacturing of our drug test strips. Many companies in our industry claim their products are manufactured in the United States when in fact; their products are only assembled or packaged in the Unites States. The testing strips and in most cases the assembly of the product is done outside of the Unites States; usually in China. Products manufactured outside of the United States are generally manufactured outside of the requirements of quality system regulations set forth by FDA. In our opinion, this results in inferior, sub-par products being offered in the market. Most of our markets require accurate detection near the cut-off level of the test. Our products are manufactured to detect drug use closer to the cut-off level of the test. The majority of the drug tests on the market today are less aggressive; meaning they are not as sensitive and they will miss positive results. Missing positive results can be extremely troublesome to customers from both an economic and liability perspective.

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

Major Customers

Two of our customers accounted for 35.1% and 14.6% of net sales in Fiscal 2017, and 30.9% and 15.5% of net sales in the year ended December 31, 2016 (“Fiscal 2016”).

Patents and Trademarks/Licenses

As of December 31, 2017, we held 32 patents related to our point of collection drug-testing products, including 13 patents issued in the United States. As of December 31, 2017, we have 1 foreign patent application pending.

As of December 31, 2017, we have 15 trademarks registered in the United States and, 10 trademarks registered in countries/regions such as Canada, Mexico, and the United Kingdom.

Government Regulations

In certain markets, the development, testing, manufacture and sale of our drug tests, and possible additional testing products for other substances or conditions, are subject to regulation by the United States and foreign regulatory agencies. Pursuant to the Federal Food, Drug, and Cosmetic Act, and associated regulations, the FDA regulates the pre-clinical and clinical testing, manufacture, labeling, distribution and promotion of medical devices. When a product is a medical device, a 510(k) marketing application must be submitted to the FDA. A 510(k) is a premarketing submission made to the FDA to demonstrate that the device to be marketed is safe and effective. Applicants must compare their 510(k) device to one or more similar devices currently being marketed in the United States. Most of our urine-based products are marketed and sold in the Clinical market (in addition to other markets) and therefore, we have obtained 510(k) marketing clearance, CLIA waiver (see below) and/or Over-The-Counter (OTC) marketing clearance on our urine based products. Our oral fluid products are not 510(k) cleared; however, we market and sell these products to the forensic market and for export outside the United States.

In order to sell our products in Canada, we must comply with ISO 13485:2003, the International Standards Organization’s Directive for Quality Systems for Medical Devices (MDD or Medical Device Directive), and in order to sell our products in the European Union, we must obtain CE marking for our products (in the European Union, a “CE” mark is affixed to the product for easy identification of quality products). Collectively, these standards are similar to FDA regulations, and are a reasonable assurance to the customer that our products are manufactured in a consistent manner to help ensure that quality defect-free goods are produced. As of the date of this report, we have received approval and the right to bear the CE mark on our Rapid Drug Screen, Rapid ONE, Rapid TOX, RDS InCup, Rapid TOX Cup II, Rapid Reader and OralStat. We currently have the following Certificates of Registration in place: I.S. EN ISO 13485:2012, ISO 13485:2003 (CMDCAS) and I.S. EN ISO 9001:2008. All three of these registrations expire on July 31, 2018 (and we were re-audited in March 2018 to recertify. As of the date of this report, the audit is not yet complete.). We have also obtained the license to sell our RDS, Rapid ONE and Rapid TOX products in Canada through July 31, 2018.

The Clinical Laboratory Improvement Amendments (CLIA) of 1988 established quality standards for laboratory testing to ensure the accuracy, reliability and timeliness of patient test results regardless of where the test was performed. As a result, those using CLIA waived tests are not subject to the more stringent and expensive requirements of moderate or high complexity laboratories. We have received CLIA waiver from the FDA related to our Rapid TOX product line and OTC clearance on our Rapid TOX Cup II (2G) product line (The OTC clearance of the Rapid TOX Cup II product line means they are CLIA waived products).

Due to the nature of the manufacturing of our drug tests, the products we offer through contract manufacturing and the raw materials used for both, we do not incur any material costs associated with compliance with environmental laws, nor do we experience any material effects of compliance with environmental laws.

Research and Development (“R&D”)

Our R&D efforts are continually focused on enhancing and/or maintaining the performance and reliability of our drug-testing products, developing new product platforms and exploring new drug assays to offer to our customers. Included in R&D expense are FDA compliance costs or costs associated with regulatory efforts taken related to the marketing of our products.

Our R&D expenditures were $117,000 in Fiscal 2017 and, $184,000 in Fiscal 2016. None of the costs incurred in R&D in Fiscal 2017 or Fiscal 2016 were borne by a customer.

Manufacturing and Employees

Our facility in Kinderhook, New York houses assembly and packaging of our products, our warehouse and our administrative offices. We continue to primarily outsource the printing of the plastic components used in our products, and we outsource the manufacture of the plastic components used in our products. We manufacture our own individual test strips and we manufacture test strips for unaffiliated third parties at our R&D and bulk manufacturing facility in Logan Township, New Jersey. Unaffiliated third parties manufacture the adulteration, alcohol and certain forensic drug testing products we offer.

As of December 31, 2017, we had 53 employees, of which 51 were full-time and 2 were part-time. None of our employees are covered by collective bargaining agreements, and we believe our relations with our employees are good.

ITEM 1A. RISK FACTORS

We have a history of incurring net losses.

Since our inception and throughout most of our history, we have incurred net losses, including but not limited to, a net loss of $545,000 incurred in Fiscal 2017. We incur substantial expenditures for sales and marketing, general and administrative and research and development purposes. Our ability to achieve profitability in the future will primarily depend on our ability to increase sales of our products. Future profitability is also dependent on our ability to reduce manufacturing costs and successfully introduce new products or new versions of our existing products into the marketplace. There can be no assurance that we will be able to increase our revenues at a rate that equals or exceeds expenditures. Our failure to increase sales while controlling sales and marketing, general and administrative, and research and development costs (relative to sales) would result in additional losses.

We may need additional funding for our existing and future operations.

Our financial statements for Fiscal 2017 were prepared assuming we will continue as a going concern. If sales do not improve, our current cash balances and cash generated from future operations may not be sufficient to fund operations for the next twelve months. Future events, including the expenses and difficulties which may be encountered in maintaining a market for our products could make cash on hand and cash available under our line of credit facility insufficient to fund operations. If this happens, we may be required to sell additional equity or debt securities or obtain additional credit facilities. Any equity financing would result in further dilution to existing shareholders. There can be no assurance that any of these financings will be available or that we will be able to complete such financing on satisfactory terms.

The drug testing market is highly competitive.

The market for drug tests used at the point of collection is highly competitive. Several companies produce drug tests that compete directly with our drug test product lines; most of which are companies that manufacture their products outside of the United States at a much lower cost. Some of our competitors have greater financial resources, allowing them to devote substantially more resources to business and product development and marketing efforts. Our inability to successfully address any competitive risk factors could negatively impact sales and our ability to achieve profitability.

Two of our customers accounted for more than 10% of our total net sales in Fiscal 2017.

Two of our customers each accounted for 35.1% and 14.6% of our total net sales in Fiscal 2017. Early in Fiscal 2017, one of these customers (a state agency) ceased purchasing from us on October 1, 2017. This customer was historically 10-15% of our annual sales. Due to the timing of the contract loss, the loss of this customer contributed to decreased revenues in the fourth quarter of Fiscal 2017, however, the full impact of this contract loss will not be evident until the year ending December 31, 2018 (“Fiscal 2018”). This customer is the subject of a lawsuit that we filed early in Fiscal 2017 against our former Vice President, Sales & Marketing/Consultant Todd Bailey (see Item 3; Legal Proceedings). With the loss of the state agency contract, the other customer will become a greater percentage of our total sales if we do not replace the state agency sales with other sales to current or new customers. We currently have a contract in place with the other long-standing customer that does not expire in the near future. However, there can be no assurance that this customer, or any of our current customers will continue to place orders, or that orders by existing customers will continue at current or historical levels.

We rely on third parties for raw materials used in our drug test products and in our bulk test strip contract manufacturing processes.

We currently have approximately 45 suppliers that provide us with the raw materials necessary to manufacture our drug-testing strips, our drug test kits and the products we supply third parties on a contract manufacturing basis. For most of our raw materials, we have multiple suppliers, but there are a few raw materials for which we only have one supplier. The loss of one or more of these suppliers, the non-performance of one or more of their materials or the lack of availability of raw materials could suspend our manufacturing process. This interruption of the manufacturing process could impair our ability to fill customers’ orders as they are placed, putting us at a competitive disadvantage.

We have a significant amount of raw material and “work in process” inventory on hand that may not be used in the year ended December 31, 2018 if the expected configuration of sales orders is not received at projected levels.

We had approximately $1,023,000 in raw material components for the manufacture of our products at December 31, 2017. The non-chemical raw material components may be retained and used in production indefinitely and the chemical raw materials components have lives in excess of 20 years. In addition to the raw material inventory, we had approximately $403,000 in “work in process” (manufactured testing strips) inventory at December 31, 2017. The components for much of this “work in process” inventory have lives of 12-36 months. If sales orders received are not for products that would utilize the raw material components, or if product developments make the raw materials obsolete, we may be required to dispose of these unused raw materials. In addition, since the components for much of the “work in process” inventory have lives of 12-36 months, if sales orders within the next 12-36 months are not for products that contain the components of the “work in process” inventory, we may need to discard this expired “work in process” inventory. We have established an allowance for obsolete or slow moving inventory. At December 31, 2017, this allowance was $500,000. There can be no assurance that this allowance will continue to be adequate for Fiscal 2018 and/or that it will not have to be adjusted in the future.

Possible inability to hire and retain qualified personnel.

We will need additional skilled sales and marketing, technical and production personnel to maintain and/or grow our business. If we fail to retain our present staff or hire additional qualified personnel our business could suffer.

We depend on key personnel to manage our business effectively.

We are dependent on the expertise and experience of senior management for our future success. The loss of senior management personnel could negatively impact our business and results of operations. Melissa A. Waterhouse serves as our sole executive officer. She serves as Chief Executive Officer and Principal Financial Officer. We have an employment agreement in place with Ms. Waterhouse, but there can be no assurance that Ms. Waterhouse will continue her employment. The loss of Ms. Waterhouse could disrupt the business and have a negative impact on business results. We also have a number of other individuals in senior management positions. There can be no assurance that they too will continue their employment. We do not currently maintain key man insurance on Ms. Waterhouse.

Any adverse changes in our regulatory framework could negatively impact our business, and costs to obtain regulatory clearance are material.

Although we are unaware of any recent or upcoming changes in regulatory standards related to the marketing of our products, recent history supports that change in regulatory requirements could negatively impact our business. We became unable to sell our oral fluid products in the Employment/Workplace market in November 2013 as a result of FDA’s change in position regarding Employment/Workplace drug testing, and oral fluid sales in the Employment/Workplace market accounted for approximately 20% of our total sales. In addition to the sales and marketing restrictions regulatory changes can cause, the cost of filing 510(k) marketing clearances is material. Therefore, these costs can have a negative impact on efforts to improve our financial performance. If regulatory standards change in the future, there can be no assurance that we will receive marketing clearances from FDA, if and when we apply for them.

We rely on intellectual property rights and contractual non-disclosure obligations to protect our proprietary information. These rights and obligations may not adequately protect our proprietary information, and an inability to protect our proprietary information can harm our business.

We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality procedures and contractual provisions to protect our proprietary information. From an intellectual property perspective, we currently have a total of 32 patents related to our drug test products. Certain trademarks have been registered in the United States and in other countries. There can be no assurance that additional patents and/or trademarks will be granted or that, if granted, they will withstand challenge. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain information that we regard as proprietary.

Other confidential, proprietary information (such as pricing structures, customer information, vendor information, internal financial information, production processes, new product developments, product enhancements and other material, non-public information) is protected under non-disclosure agreements with our personnel and consultants. If these individuals do not comply with their obligations under these agreements, we may be required to incur significant costs to protect our confidential information and the use of this information by the breaching individual may cause harm to our business. In February 2017, we filed a complaint against Todd Bailey (a former employee and consultant of the Company) along with his companies Premier Biotech, Inc. (“Premier Biotech”) and Premier Biotech Labs as well as a Peckham Vocational Industries (“Peckham”), (among others), related to the use of our confidential and proprietary information to circumvent and interfere with our ability to respond to a Request for Proposal (RFP) from a long-standing ABMC customer. This interference resulted in the customer awarding the contract to Peckham and Premier Biotech thereby causing harm to our business. We did incur increased legal fees in Fiscal 2017 as a result of this litigation, and this litigation is ongoing as of the date of this report.

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

We currently have two non-statutory stock option plans, the Fiscal 2001 Non-statutory Stock Option Plan (the “2001 Plan”) and the 2013 Equity Compensation Plan (the “2013 Plan”). Both plans have been adopted by our Board of Directors and approved by our shareholders. The common shares underlying the exercise of the stock options under the 2001 Plan have been registered with the United States Securities and Exchange Commission (the “SEC”); however the common shares underlying the exercise of the stock options under the 2013 Plan have not been registered with the SEC.

Both the 2001 Plan and the 2013 Plan have options available for future issuance. As of December 31, 2017, there were 2,147,000 options issued and outstanding under the 2001 Plan. There were no options issued under the 2013 Plan, making the total issued and outstanding options 2,147,000 as of December 31, 2017. Of the total options issued and outstanding, 1,647,000 are fully vested as of December 31, 2017. As of December 31, 2017, there were 1,570,000 options available for issuance under the 2001 Plan and 4,000,000 options available for issuance under the 2013 Plan. We also currently have 2,060,000 warrants issued and outstanding.

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

There are 6,885,410 common shares presently issued and outstanding as of the date hereof that are “restricted securities” as that term is defined under the Securities Act of 1933, as amended, (the “Securities Act”). These securities may be sold in compliance with Rule 144 of the Securities Act (“Rule 144”), or pursuant to a registration statement filed under the Securities Act. Rule 144 addresses sales of restricted securities by affiliates and non-affiliates of an issuer. An “affiliate” is a person, such as an officer, director or large shareholder, in a relationship of control with the issuer. “Control” means the power to direct the management and policies of the company in question, whether through the ownership of voting securities, by contract, or otherwise. If someone buys securities from a controlling person or an affiliate, they take restricted securities, even if they were not restricted in the affiliate's hands.

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

Our securities are currently trading on the OTC Markets Group (under their OTC Pink® Open Market), and are subject to SEC “penny stock,” rules, which could make it more difficult for a broker-dealer to trade our common shares, for an investor to acquire or dispose of our common shares in the secondary market and for us to retain or attract market makers.

The SEC has adopted regulations that define a “penny stock” to be any equity security that has a market price per share of less than $5.00, subject to certain exceptions, such as any securities listed on a national securities exchange or securities of an issuer in continuous operation for more than three years whose net tangible assets are in excess of $2 million, or an issuer that has average revenue of at least $6 million for the last three years. Our common shares are currently trading on the OTC Markets Group., under their OTC Pink Open Market. As of Fiscal 2017, our net tangible assets did not exceed $2 million, and our average revenue for the last three years was only $5,613,000, so our securities do not currently qualify for exclusion from the “penny stock” definitions. Therefore, our common shares are subject to “penny stock” rules. For any transaction involving a “penny stock,” unless exempt, the rules impose additional sales practice requirements on broker-dealers, subject to certain exceptions. For these reasons, a broker-dealer may find it more difficult to trade our common stock and an investor may find it more difficult to acquire or dispose of our common stock on the secondary market. Therefore, broker-dealers may be less willing or able to sell or make a market in our securities because of the penny stock disclosure rules. Not maintaining a listing on a major stock market may result in a decrease in the trading price of our securities due to a decrease in liquidity and less interest by institutions and individuals in investing in our securities, and could also make it more difficult for us to raise capital in the future. Furthermore, listing on OTC Market Group may make it more difficult to retain and attract market makers. In the event that market makers cease to function as such, public trading of our securities will be adversely affected or may cease entirely.

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

 Inability to comply with financial covenants under our current line of credit facility and an inability to comply with our debt obligations could result in our creditors declaring all amounts owed to them due and payable with immediate effect, or result in the collection of collateral by the creditor; both of which would have an adverse material impact on our business and our ability to continue operations.

We have a credit facility with Crestmark Bank consisting of revolving line of credit (the “Crestmark Line of Credit”). The Crestmark Line of Credit is secured by a first security interest in all of our receivables and inventory and security interest in all other assets of the Company (in accordance with permitted prior encumbrances), (together the “Collateral”). So long as any obligations are due under the Crestmark Line of Credit, we must comply with a minimum Tangible Net Worth (“TNW”) covenant. More specifically, we must maintain a TNW of at least $650,000. Additionally, if a quarterly net income is reported, the TNW covenant will increase by 50% of the reported net income. If a quarterly net loss is reported, the TNW covenant remains the same as the prior quarter’s covenant amount. TNW is defined as: Total Assets less Total Liabilities less the sum of (i) the aggregate amount of non-trade accounts receivables, including accounts receivables from affiliated or related persons, (ii) prepaid expenses, (iii) deposits, (iv) net lease hold improvements, (v) goodwill and (vi) any other asset that would be treated as an intangible asset under GAAP; plus Subordinated Debt. Subordinated Debt means any and all indebtedness presently or in the future incurred by the Company to any creditor of the Company entering into a written subordination agreement with Crestmark. We were not in compliance with the TNW covenant as of December 31, 2017; however, we received a waiver from Crestmark Bank. As consideration for the granting of the waiver, Crestmark Bank increased our interest rate on the Crestmark Line of Credit from the current Wall Street Journal Prime Rate (the “Prime Rate”) plus 2% to the Prime Rate plus 3%. The increase in interest rate will be effective as of May 1, 2018.

In addition to the Crestmark Line of Credit, we have a loan and security agreement with Cherokee Financial, LLC., which is secured by a first security interest in our real estate and machinery and equipment. In addition to general economic, financial, competitive, regulatory, business and other factors beyond our control, our ability to make payments to Cherokee Financial, LLC will depend primarily upon our future operating performance, which, to date, has been affected by the loss of a material contract in Fiscal 2017. In February 2018, we entered into a new loan facility with Cherokee Financial, LLC to pay a $75,000 principal reduction payment due to them (See Note K – Subsequent Event).

A failure to comply with the Crestmark Line of Credit TNW covenant (that is not waived by Crestmark Bank) and/or repay any of our debt obligations could result in an event of default, which, if not cured or waived, could result in the Company being required to pay much higher costs associated with the indebtedness and/or enable our creditors to declare all amounts owed to them due and payable with immediate effect. If we are forced to refinance our debt on less favorable terms, our results of operations and financial condition could be adversely affected by increased costs and rates. We may also be forced to pursue one or more alternative strategies, such as restructuring, selling assets, reducing or delaying capital expenditures or seeking additional equity capital. There can be no assurances that any of these strategies could be implemented on satisfactory terms, if at all, or that future borrowings or equity financing would be available for the payment of any indebtedness we may have. In addition, in an event of default, our creditors could begin proceedings to collect the collateral securing the debt. This would have a material adverse effect on the Company’s ability to continue operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We own our property in Kinderhook, New York. The property currently consists of a 30,000 square foot facility with approximately 22 surrounding acres. Our Kinderhook facility houses administration, customer service, inside sales, assembly and packaging, shipping and our warehouse. We lease (under a non-cancellable lease through December 31, 2019) 5,200 square feet of space in Logan Township, New Jersey that houses our bulk test strip manufacturing and research and development. Both facilities are currently adequate and meet the needs of all areas of the Company.

ITEM 3. LEGAL PROCEEDINGS

ABMC v. Premier Biotech, Inc., Todd Bailey, et al.

In February 2017, the Company filed a complaint in the Supreme Court of the State of New York in Columbia County against Premier Biotech Inc., Premier Biotech Labs, LLC and its principals, including its President Todd Bailey (“Bailey”), and Peckham Vocational Industries, Inc. (together the “Defendants”).Bailey formerly served as the Company’s Vice President of Sales and Marketing and as a sales consultant until December 23, 2016. The complaint seeks preliminary and permanent injunctions and a temporary restraining order against Bailey (for his benefit or the benefit of another party or entity) related to the solicitation of Company customers as well as damages related to any profits and revenues that would result from actions taken by the Defendants related to Company customers.

In March 2017, the complaint was moved to the federal court in the Northern District of New York. In April 2017, the Defendants filed a motion to dismiss on the basis of jurisdiction, to which the Company responded on April 21, 2017.

In July 2017, the Company was notified that it was not awarded a contract with a state agency for which it has held a contract in excess of 10 years. The contract in question is included in the February 2017 complaint. The Company believes that the Defendants actions related to this customer and a RFP that was issued by the state agency resulted in the loss of the contract award to the Company and the award of the contract to Peckham and Premier Biotech. This contract historically accounted for 10-15% of the Company’s annual revenue. The Company continued to hold a contract with the agency through September 30, 2017. The Company did protest the award of the contract to Peckham and Premier Biotech, and the state agency advised the Company on July 26, 2017 that they denied the Company’s protest of the award.

The Company amended its complaint against the Defendants to show actual damages caused by the Defendants and to show proprietary and confidential information (belonging to the Company) used by the Defendants in their response to the RFP. This confidential information belonging to the Company enabled the Defendants to comply with specifications of the RFP. The Defendants filed a response to the court opposing the Company’s supplemental motion and the Company filed reply papers to the Defendants response on November 2, 2017.

In January 2018, the court ruled on the motion to dismiss (that was filed by the Defendants in April 2017). The court found that there was jurisdiction over Bailey only. In our opinion, this ruling does not diminish our standing in our case against Bailey, who again in our opinion, has always been the primary defendant. The court did not rule on the other motions before them. In February 2018, the Company filed a motion for reconsideration and for leave to serve a supplemental/amended complaint. The new filing asks for reconsideration in the jurisdiction ruling regarding Premier Biotech Inc. and addresses the Company’s intent to further supplement its complaint based on additional (subsequent) damage alleged by ABMC on the part of Bailey and Premier Biotech, Inc. Given the stage of the litigation, management is not yet able to opine on the outcome of the case.

Todd Bailey v. ABMC

On October 20, 2017, the Company received notice that Bailey, its former Vice President of Sales & Marketing and sales consultant (and the same “Bailey” discussed above) filed a complaint against the Company in the State of Minnesota seeking deferred commissions of $164,000 that Bailey alleges is owed to him by the Company. On November 2, 2017, the Company filed a Notice of Removal in this action to move the matter from state to federal court. On November 9, 2017, the Company filed a motion to dismiss or, in the alternative to transfer venue and consolidate, the Bailey complaint with our litigation filed previously against Bailey and others.

In January 2018, the judge in the Minnesota case requested additional briefing on the impact of ruling in the New York case that determined there was personal jurisdiction over Bailey. The Company filed the requested briefing as requested by the court. Given the stage of the litigation, management is not yet able to opine on the outcome of the case. As of the date of this report, the action in Minnesota has been stayed while the New York motions are decided.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares are currently trading on the OTC Markets Group under their OTC Pink® Open Market under the symbol “ABMC”.

The following table sets forth the high and low closing bid prices of our securities as reported by the OTC Pink Open Market in Fiscal 2017 and Fiscal 2016. The prices quoted reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not necessarily represent actual transactions.

Year ended December 31, 2017	High	Low

Quarter ended December 31, 2017	$0.14	$0.10
Quarter ended September 30, 2017	$0.16	$0.10
Quarter ended June 30, 2017	$0.15	$0.10
Quarter ended March 31, 2017	$0.15	$0.10

Year ended December 31, 2016	High	Low

Quarter ended December 31, 2016	$0.16	$0.11
Quarter ended September 30, 2016	$0.16	$0.10
Quarter ended June 30, 2016	$0.16	$0.11
Quarter ended March 31, 2016	$0.14	$0.10

Holders

Based upon the number of record holders and individual participants in security position listings, as of April 11, 2018, there were approximately 1,800 holders of our securities. As of April 11, 2018, there were 29,932,770 common shares outstanding.

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

Securities authorized for issuance under equity compensation plans not previously approved by security holders

None.

The following table summarizes information as of December 31, 2017, with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by security holders	2,147,000	$0.13	5,570,000
Equity Compensation Plans not approved by security holders*	2,060,000	$0.18	NA

*All securities are related to individual compensation arrangements.

Performance Graph

As a smaller reporting company, we are not required to provide the information required under this item.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities, Purchases of equity securities by the issuer and affiliated purchasers

On December 1, 2017, we entered into a Financial Advisory Agreement (the “Agreement”) with Landmark Pegasus, Inc. (“Landmark”). The Agreement provides that Landmark will continue to provide certain financial advisory services for a minimum period of 6 months (which period commenced on December 1, 2017), and as consideration for these services, the Company was required to pay Landmark a retainer fee of $50,000 payable in 485,437 restricted shares of common stock. The Company instructed its transfer agent to issue the restricted shares to Landmark and they were issued on January 30, 2018. Landmark filed a Schedule 13G in October 2016 related to its ownership of the Company’s common stock and its principal John Moroney has continued to file required Section 16(a) forms; with the latest being filed on February 14, 2018. Apart from his status as a shareholder and with respect to the Agreement, there is no material relationship between the Company and Landmark.

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

Overview and Plan of Operations

Sales once again declined in Fiscal 2017 when compared Fiscal 2016. Our ability to maintain and/or increase sales continues to be impacted by a very cost-competitive market currently dominated by products made outside of the United States. In addition, our sales in Fiscal 2017 were negatively impacted by actions taken by a former Vice President Sales & Marketing/Sales Consultant. We have initiated litigation against this former employee/consultant related to these actions (see Note D – Legal Matters).

In addition, starting in September 2016, our contract manufacturing sales began to decrease on an annual basis due to a manufacturing shift with one of our contract customers. More specifically, as a result of a tech transfer with the customer, the customer became their own primary supplier with the Company moving into a position of back up or secondary supplier and eventually the Company will no longer supply products to the customer.

We expect new products and our ability to sell those products in new markets will be a future growth driver. In August 2017, the U.S. Food and Drug Administration granted over-the-counter marketing clearance for our Rapid TOX Cup II (an all-inclusive, urine based drug testing cup). We are hopeful that this marketing clearance will enable us to further penetrate clinical markets (such as rehabilitation/drug treatment and pain management) and to increase our business with our laboratory alliance.

Over the course of the last 12 months, we have reorganized and restructured our sales and marketing department. In addition, we brought on new products and service offerings to diversify our revenue stream through third party relationships. These new products and services include products for the detection of alcohol, alternative sample options for drug testing (such as lab based oral fluid testing and hair testing) as well as toxicology management services. In addition, we are now offering customers lower-cost alternatives for onsite drug testing. And finally, we are reviewing our contract manufacturing operations in efforts to capitalize on offerings in that area. We have not yet derived any significant revenue from these additions; however, the majority of the relationships were only finalized in the second quarter of Fiscal 2017.

In Fiscal 2017, along with the sales decline, our gross profit margin declined. Operating expenses declined due to reductions in research and development and selling and marketing. During Fiscal 2017, our net loss increased when compared to Fiscal 2016. The primary reasons for the increased net loss were decreased gross profit margin and decreased other income in Fiscal 2017. Fiscal 2016 included a payment in the amount of $150,000 related to a tech transfer and this payment did not recur in Fiscal 2017.

Net cash provided by operating activities decreased in Fiscal 2017 when compared to Fiscal 2016. The decreased cash flow is a result of the sales decline in Fiscal 2017.

We continuously examine all expenses in efforts to minimize losses and in preparation for profitability (when/if sales levels rebound). Our facilities have been partially consolidated, debt has been refinanced at better interest rates (although further improvement in rates is desirable) and we continued to maintain a salary deferral program for our sole executive officer and another member of senior management throughout Fiscal 2017. The salary deferral program consists of a 20% salary deferral for our Chief Executive Officer/Principal Financial Officer Melissa Waterhouse and our non-executive VP Operations. As December 31, 2017, we had total deferred compensation owed of $257,000. As cash flow from operations allows, we intend to repay portions of the deferred compensation. In Fiscal 2017, we made payments in the amount of $27,000. In Fiscal 2016, we made payments in the amount of $74,000. The deferral program is continuing and we expect it will continue for up to another 12 months.

Our continued existence is dependent upon several factors, including our ability to: 1) raise revenue levels even though we have suffered the loss of a material contract that started to negatively impact sales October 1, 2017, 2) control operational costs to generate positive cash flows, 3) maintain our current credit facilities or refinance our current credit facilities if necessary, and 4) if needed, our ability to obtain working capital by selling additional shares of our common stock.

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

RESULTS OF OPERATIONS FOR FISCAL 2017 COMPARED TO FISCAL 2016

Net Sales: Net sales decreased 12.4% to $4,914,000 in Fiscal 2017, from $5,609,000 in Fiscal 2016. The primary cause of the decline in sales is the expected downturn in contract manufacturing ($320,000) and the loss of two government accounts; one in early Fiscal 2017 and one in the latter part of Fiscal 2017. The account lost in the early Fiscal 2017 contributed $217,000 in loss and the account lost in the latter part of Fiscal 2017 contributed to $167,000 of the loss. The loss of these accounts is due to actions we have alleged were taken by a former Vice President Sales & Marketing/Sales Consultant (Todd Bailey) and, are the subject of ongoing litigation. We also experienced sales declines in other areas of direct sales; however these declines are not as a result of lost accounts; rather they are due to general decreased budgets by the government entities.

The sales declines were partially offset by improvement in sales to other government accounts (which increased by $148,000) and improvement in national accounts and international sales (primarily as a result of increased sales to South America).

Gross profit: Gross profit decreased to 40.6% of net sales in Fiscal 2017 from 44.4% of net sales in Fiscal 2016. This decrease in gross profit stems primarily from the fact that decreased sales resulted in a decrease in the number of testing strips made in Fiscal 2017 (especially in the case of our decreased contract manufacturing sales). The majority of our labor and overhead costs are fixed. These costs are then absorbed over fewer testing strips produced and, this negatively impacts our manufacturing efficiencies and increases our cost of goods. In addition, the low product prices from foreign manufacturers have required us to decrease pricing of our own products to be more competitive.

Operating Expenses: Operating expenses for Fiscal 2017 decreased $439,000, or 16.0%, when compared to operating expense in Fiscal 2016. Research and Development and Selling and Marketing expenses decreased while General and Administrative increased. More specifically:

Research and development (“R&D”)

R&D expenses for Fiscal 2017 decreased 36.4% when compared to R&D expenses incurred in Fiscal 2016. The primary reason for the decline in R&D expense is decreased FDA compliance costs (due to timing of actions taken to submit and receive our OTC marketing clearance from FDA). In Fiscal 2017, our R&D department focused on the enhancement of current products, development of new testing assays, new product platforms and exploration of contract manufacturing opportunities. In Fiscal 2018, we expect R&D expenses to remain more in line with Fiscal 2017 levels.

Selling and marketing

Selling and marketing expenses for Fiscal 2017 decreased by 35.9% when compared to selling and marketing expense in Fiscal 2016. One of the primary reasons for the decline in expenses is decreased commission expense. In late December 2016, we terminated our relationship with our former Vice President Sales & Marketing/Sales Consultant Todd Bailey due to competitive issues that arose during our relationship; we subsequently filed a complaint against Todd Bailey (and others) in the early part of 2017 (See Note D – Legal Matters). In addition to the decline in commissions, there were also reductions in: sales salaries, benefits and travel (due to less sales personnel), customer relations expense, postage, telephone, and marketing consulting expenses. These declines were minimally offset by an increase in costs associated with trade show attendance.

In Fiscal 2017, our sales force started to promote new products and service offerings to diversify our revenue stream. These new products and services (through relationships with third parties) include products for the detection of alcohol, alternative sample options for drug testing (such as lab based oral fluid testing and hair testing) as well as toxicology management services and lower-cost alternatives for onsite drug testing. We expect to add another new product offering in Fiscal 2018. The addition of these offerings did not result in a material increase in selling and marketing expense.

With the FDA OTC marketing clearance of the Rapid TOX Cup II in August 2017, our sales force started to promote the new market application of the product and, in January 2018, we retained an individual to act as our Director of Clinical Sales to spearhead our efforts in Rehabilitation/Drug Treatment, Pain Management and other Clinical markets. We also expect to refocus marketing efforts related to our oral fluid product (OralStat) in Fiscal 2018.

As a result of increased selling and marketing efforts and personnel (in January 2018), we do expect increased expenditures in selling and marketing in Fiscal 2018, however, we will take all steps necessary to ensure the increased expenditures are in line with sales.

General and administrative (“G&A”)

G&A expenses for Fiscal 2017 increased less than 1% from Fiscal 2016. Legal fees increased as a result of litigation we initiated in the early part of Fiscal 2017 (See Note D – Legal Matters). In addition to increased legal fees, we had increased costs associated with computer system upgrades performed in Fiscal 2017, as well as increased utility costs. Accounting fees and state and local taxes also increased in Fiscal 2017 when compared to Fiscal 2016. These increases were almost entirely offset by decreased investor relations expense (due to less investor travel and decreased SEC reporting costs), decreased shipping supply costs (due to change to a lower cost vendor), decreased broker fees (as a result of lower amortization), and decreased telephone expense (due to change to lower cost vendor). Share based payment expense also decreased from $61,000 in Fiscal 2016 to $43,000 in Fiscal 2017. This reduction is due to less stock option amortization in Fiscal 2017.

Given our litigation is ongoing; we do expect legal fees to remain at their current levels for Fiscal 2018. We also expect further increased accounting fees in Fiscal 2018. We are continuously examining all G&A expenses to look for lower cost alternatives to our current services/products being used. This examination has resulted in decreased G&A expenses throughout most of the expense areas of the Company. Apart from the increases previously discussed, we do not expect significant increase in G&A expense.

Other income and expense:

Other expense in Fiscal 2017 consisted of interest expense associated with our two credit facilities (our line of credit with Crestmark Bank and our loan and security agreement with Cherokee Financial, LLC), offset by other income related to gains on certain liabilities. Other expense in Fiscal 2016 consisted of interest expense (related to the same two credit facilities), offset by other income related to a tech transfer and a gain on a settled liability.

LIQUIDITY AND CAPITAL RESOURCES AS OF DECEMBER 31, 2017

Our cash requirements depend on numerous factors, including but not limited to manufacturing costs (such as raw materials, equipment, etc.), selling and marketing initiatives, product development activities, regulatory costs, legal costs associated with current litigation, and effective management of inventory levels and production levels in response to sales forecasts. We also are required to make a $75,000 principal reduction payment to Cherokee Financial, LLC in February 2018. We expect to devote capital resources related to selling and marketing initiatives and we expect that we will incur increased legal costs due to ongoing litigation in Fiscal 2018. We are examining other growth opportunities including strategic alliances. Given our current and historical cash position, such activities would need to be funded from the issuance of additional equity or additional credit borrowings, subject to market and other conditions. Our financial statements for Fiscal 2017 were prepared assuming we will continue as a going concern.

Our current cash balances, together with cash generated from future operations and amounts available under our credit facilities may not be sufficient to fund operations through April 2019. Our current line of credit expires on June 22, 2020 and has a maximum availability of $1,500,000. However, the amount available under our line of credit is based upon the balance of our accounts receivable and inventory so, we do not have the maximum available to borrow. As of December 31, 2017, based on our availability calculation, there were no additional amounts available under our line of credit because we draw any balance available on a daily basis. If sales levels continue to decline, we will have reduced availability on our line of credit due to decreased accounts receivable balances. In addition, we would expect our inventory levels to decrease if sales levels decline further, which would result in further reduced availability on our line of credit. If availability under our line of credit is not sufficient to satisfy our working capital and capital expenditure requirements, we will be required to obtain additional credit facilities or sell additional equity securities, or delay capital expenditures which could have a material adverse effect on our business. There is no assurance that such financing will be available or that we will be able to complete financing on satisfactory terms, if at all.

As of December 31, 2017, we had the following debt/credit facilities:

Facility	Debtor	Balance as of December 31, 2017
Loan and Security Agreement	Cherokee Financial, LLC	$1,050,000
Revolving Line of Credit	Crestmark Bank	$446,000
Equipment Loan	Crestmark Bank	$31,000
Total Debt		$1,527,000

Working Capital

Our working capital decreased $316,000 to $477,000 at the end of Fiscal 2017 from $793,000 at the end of Fiscal 2016. This decrease in working capital is a result of decreased sales. We have historically satisfied net working capital requirements through cash from operations and bank debt.

Dividends

We have never paid any dividends on our common shares and we anticipate that all future earnings, if any, will be retained for use in our business.

Cash Flow, Outlook/Risk

We have taken steps (and will continue to take steps) to ensure that operating expenses and manufacturing costs remain in line with sales levels, however, we are incurring increased costs related to litigation and other administrative requirements. In early 2018, we also took steps (and will incur additional sales and marketing expense) to further penetrate the rehabilitation/drug treatment, pain management and other clinical markets. To offset these investments, we consolidated job responsibilities in other areas of the Company and this enabled us to implement personnel reductions.

The decline in sales has resulted in lower than average cash balances and lower availability on our line of credit. Two large government accounts were lost due to alleged actions on the part of a former Vice President Sales and Marketing/Sales Consultant Todd Bailey and are the subject of ongoing litigation. These two accounts represented approximately $1,000,000 in annual sales to the Company. We are also experiencing declines in other areas of direct sales. To address the declines, we are promoting new products and service offerings to diversify our revenue stream. These new products and services (through relationships with third parties) include products for the detection of alcohol, alternative sample options for drug testing (such as lab based oral fluid testing and hair testing) as well as toxicology management services and lower-cost alternatives for onsite drug testing. We expect to add another new product offering in Fiscal 2018. With the FDA OTC marketing clearance of the Rapid TOX Cup II in August 2017, our sales force started to promote the new marketing application of the product and, in January 2018, we retained an individual to act as our Director of Clinical Sales to spearhead our efforts in Rehabilitation/Drug Treatment, Pain Management and other Clinical markets. We also expect to refocus marketing efforts related to our oral fluid product (OralStat) in Fiscal 2018.

Our ability to remain compliant with our obligations under our current credit facilities will depend on our ability to replace these lost sales and further increase sales. Our ability to repay our current debt may also be affected by general economic, financial, competitive, regulatory, business and other factors beyond our control, including those discussed herein. If we are unable to meet our credit facility obligations, we would be required to raise money through new equity and/or debt financing(s) and, there is no assurance that we would be able to find new financing, or that any new financing would be at favorable terms.

We were not in compliance with the TNW covenant under our Crestmark Line of Credit as of December 31, 2017; however, we received a waiver from Crestmark Bank. As consideration for the granting of the waiver, Crestmark Bank increased our interest rate on the Crestmark Line of Credit from the current Prime Rate plus 2% to the Prime Rate plus 3%. The increase in interest rate will be effective as of May 1, 2018. A failure to comply with the TNW covenant under our Crestmark Line of Credit (a failure that is not waived) could result in an event of default, which, if not cured or waived, could result in the Company being required to pay much higher costs associated with the indebtedness. If we are forced to refinance our debt on less favorable terms, our results of operations and financial condition could be adversely affected by increased costs and rates. We may also be forced to pursue one or more alternative strategies, such as restructuring, selling assets, reducing or delaying capital expenditures or seeking additional equity capital. There can be no assurances that any of these strategies could be implemented on satisfactory terms, if at all.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, Management has concluded that our internal control over financial reporting was effective as of December 31, 2017.

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

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item is contained in our definitive Proxy Statement with respect to our Annual Meeting of Shareholders for Fiscal 2017, under the captions “Discussion of Proposal Recommended by Board”, “Directors that are not Nominees”, “Additional Executive Officers and Senior Management”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Code of Ethics”, “Nominating Committee”, “Audit Committee” and “Audit Committee Financial Expert” and is incorporated herein by reference.

ITEM 11.      EXECUTIVE COMPENSATION

The information required by this item is contained in our definitive Proxy Statement with respect to our Annual Meeting of Shareholders for Fiscal 2017, under the captions “Executive Compensation”, “Compensation of Directors”, “Compensation Committee Interlocks and Insider Participation”, and “Compensation Committee Report”, and is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is contained within Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities earlier in this Annual Report on Form 10-K and in our definitive Proxy Statement with respect to the Annual Meeting of Shareholders for Fiscal 2017, under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is contained in our definitive Proxy Statement with respect to the Annual Meeting of Shareholders for Fiscal 2017, under the captions “Certain Relationships and Related Transactions” and “Independent Directors”, and is incorporated herein by reference.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is contained in our definitive Proxy Statement with respect to the Annual Meeting of Shareholders for Fiscal 2017, under the caption “Independent Public Accountants”, and is incorporated herein by reference.

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

(3)
See Item 15(b) of this Annual Report on Form 10-K.

(b)
Exhibits

Number	Description of Exhibits

3.5	Bylaws (1)
3.50	Amended and Restated Bylaws (2)
3.51	Amended and Restated Bylaws (3)
3.6	Fifth amendment to the Certificate of Incorporation ()(4)
3.7	Sixth amendment to the Certificate of Incorporation (2)
4.9	2009 Series A Debenture Offering - Form of Debenture Placement Agreement (5)
4.10	2009 Series A Debenture Offering - Form of Private Placement Memorandum (5)
4.11	2009 Series A Debenture Offering - Form of Security Purchase Agreement (5)
4.12	2009 Series A Debenture Offering - Form of Series A Debenture (5)
4.13	2009 Series A Debenture Offering - Form of Registration Rights Agreement (5)
4.14	2009 Series A Debenture Offering - Form of Placement Agent Warrant Agreement(5)
4.17	Fiscal 2001 Nonstatutory Stock Option Plan (filed as part of the Company’s Proxy Statement for its Fiscal 2002 Annual Meeting and incorporated herein by reference) (a)
4.19	Placement Agent Agreement by and between the Company and Cantone Research, Inc.(6)
4.20	Bridge Loan Agreement by and between the Company and Cantone Asset Management, LLC(6)
4.21	Note (Bridge Loan) by and between the Company and Cantone Asset Management, LLC (6)
4.22	Form of Debenture Amendment between the Company and Debenture Holders(7)
4.23	Consulting Agreement between the Company and Cantone Asset Management, LLC(7)
4.24	Agreement between the Company and Monarch Capital(7)
4.25	2013 Equity Compensation Plan (filed as Appendix A to the Company’s Proxy Statement for its fiscal year ended December 31, 2012 and incorporated herein by reference)(a)
10.8	Lease dated August 1, 1999/New Jersey facility (8)
10.38	Employment Contact between the Company and Melissa A, Waterhouse(9)
10.40	Employment Contract between the Company and Melissa A. Waterhouse(10)
10.41	Amendment No. 9 to New Jersey facility lease, dated December 15, 2014(11)
10.42	Amendment No. 10 to New Jersey facility lease, dated December 21, 2015(12)
10.43	Amendment No. 11 to New Jersey facility lease, dated November 20, 2017(13)
31.1 & 31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer/Chief Financial Officer
32.1 & 32.2	Section 1350 Certification of the Chief Executive Officer/Chief Financial Officer
101
The following materials from our Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheet, (ii) Statements of Income (iii) Statements of Cash Flows, (iv) Statements of Changes in Stockholders’ Equity and (v) Notes to Financial Statements.

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
(4)
Filed as Exhibit 3.6 to the Company’s Form SB-2 filed on November 21, 1996 and incorporated herein by reference.

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
(13)
Filed as the exhibit number listed to this Form 10-K.

(c)
Not applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN BIO MEDICA CORPORATION

By /s/ Melissa A. Waterhouse

Melissa A. Waterhouse
Chief Executive Officer (Principal Executive Officer)
Principal Financial Officer
Principal Accounting Officer

Date: April 12, 2018
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 12, 2018:

/s/ Melissa A. Waterhouse	Chief Executive Officer (Principal Executive Officer)
Melissa A. Waterhouse	Principal Financial Officer
Principal Accounting Officer

/s/ Chaim Davis	Chairman of the Board
Chaim Davis

/s/ Peter Jerome	Director
Peter Jerome

/s/ Jean Neff	Director and Corporate Secretary
Jean Neff

/s/ Diane J. Generous	Director
Diane J. Generous

AMERICAN BIO MEDICA CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of American Bio Medica Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of American Bio Medica Corporation (the Company) as of December 31, 2017 and 2016, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that American Bio Medica Corporation will continue as a going concern. As discussed in Note A to the financial statements, the Company has incurred recurring operating losses and its current cash position and lack of access to capital raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding those matters also are described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ UHY LLP

We have served as the Company’s auditor since 2015.

Albany, New York
April 12, 2018

AMERICAN BIO MEDICA CORPORATION
Balance Sheets

	December 31,	December 31,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$36,000	$156,000
Accounts receivable, net of allowance for doubtful accounts of $52,000 at December 31, 2017 and $49,000 at December 31, 2016	348,000	556,000
Inventory, net of allowance of $500,000 at December 31, 2017 and $449,000 at December 31, 2016	1,473,000	1,582,000
Prepaid expenses and other current assets	97,000	92,000
Total current assets	1,954,000	2,386,000

Property, plant and equipment, net	792,000	824,000
Patents, net	109,000	93,000
Other assets	21,000	21,000
Deferred finance costs – line of credit, net	15,000	47,000
Total assets	$2,891,000	$3,371,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$374,000	$304,000
Accrued expenses and other current liabilities	311,000	276,000
Wages payable	259,000	299,000
Line of credit	446,000	639,000
Current portion of long-term debt	87,000	75,000
Total current liabilities	1,477,000	1,593,000
Other liabilities/debt	19,000	0
Long-term debt, net of current portion and deferred finance costs	772,000	753,000
Total liabilities	2,268,000	2,346,000

COMMITMENTS AND CONTINGENCIES
Stockholders’ equity:
Preferred stock; par value $.01 per share; 5,000,000 shares authorized, none issued and outstanding	0	0
Common stock; par value $.01 per share; 50,000,000 shares authorized; 29,782,770 issued and outstanding as of December 31, 2017 and 28,842,788 issued and outstanding as of December 31, 2016	298,000	288,000
Additional paid-in capital	21,170,000	21,037,000
Accumulated deficit	(20,845,000)	(20,300,000)
Total stockholders’ equity	623,000	1,025,000
Total liabilities and stockholders’ equity	$2,891,000	$3,371,000
The accompanying notes are an integral part of the financial statements.

AMERICAN BIO MEDICA CORPORATION
Statements of Operations

	Year Ended December 31,
	2017	2016

Net sales	$4,914,000	$5,609,000

Cost of goods sold	2,917,000	3,119,000

Gross profit	1,997,000	2,490,000

Operating expenses:
Research and development	117,000	184,000
Selling and marketing	680,000	1,061,000
General and administrative	1,511,000	1,502,000
	2,308,000	2,747,000

Operating loss	(311,000)	(257,000)

Other income / (expense):
Interest expense	(272,000)	(284,000)
Other income, net	38,000	200,000
	(234,000)	(84,000)

Net loss before tax	(545,000)	(341,000)

Income tax expense	0	(4,000)

Net loss	$(545,000)	$(345,000)

Basic and diluted loss per common share	$(0.02)	$(0.01)

Weighted average number of shares outstanding – basic and diluted	29,211,454	27,463,265
The accompanying notes are an integral part of the financial statements.

AMERICAN BIO MEDICA CORPORATION
Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance – December 31, 2015	26,032,930	$260,000	$20,656,000	$(19,955,000)	$961,000

Shares issued in connection with Landmark consulting agreement extensions	827,093	8,000	90,000	0	98,000
Shares issued to E Jaskiewicz in exchange for debt owed	1,186,765	12,000	142,000	0	154,000
Share issued in connection with Cherokee Financial mortgage	796,000	8,000	88,000	0	96,000
Share based payment expense			61,000	0	61,000
Net loss				(345,000)	(345,000)

Balance – December 31, 2016	28,842,788	$288,000	$21,037,000	$(20,300,000)	$1,025,000

Shares issued in connection with Landmark consulting agreement extensions	939,982	10,000	90,000	0	100,000
Share based payment expense			43,000		43,000
Net loss				(545,000)	(545,000)
Balance – December 31, 2017	29,782,770	$298,000	$21,170,000	$(20,845,000)	$623,000

The accompanying notes are an integral part of the financial statements.

AMERICAN BIO MEDICA CORPORATION
Statements of Cash Flows

	Year Ended	Year Ended
	December 31,	December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(545,000)	$(345,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	80,000	91,000
Amortization of debt issuance costs	126,000	122,000
Provision for bad debts	3,000	(1,000)
Provision for slow moving and obsolete inventory	51,000	17,000
Share-based payment expense	43,000	61,000
Changes in:
Accounts receivable	205,000	116,000
Inventory	58,000	147,000
Prepaid expenses and other current assets	96,000	39,000
Accounts payable	70,000	(39,000)
Accrued expenses and other current liabilities	34,000	26,000
Wages payable	(40,000)	7,000
Net cash provided by operating activities	181,000	241,000

Cash flows from investing activities:
Purchase of property, plant and equipment	(44,000)	0
Patent application costs	(20,000)	(30,000)
Net cash used in investing activities	(64,000)	(30,000)

Cash flows from financing activities:
Proceeds (payments on) debt financing, net	(44,000)	(75,000)
Proceeds from lines of credit	5,832,000	6,018,000
Payments on lines of credit	(6,025,000)	(6,156,000)
Net cash used in financing activities	(237,000)	(213,000)

Net decrease in cash and cash equivalents	(120,000)	(2,000)
Cash and cash equivalents – beginning of period	156,000	158,000
Cash and cash equivalents – end of period	$36,000	$156,000
Supplemental disclosures of cash flow information:
Non-Cash transactions:
Consulting expense paid with restricted stock	$71,000	$98,000
Common shares issued in connection with debt financings	$0	$96,000
Related Party note payable paid with restricted stock	$0	$154,000
Cash paid during the year for interest	$146,000	$162,000
Cash paid for taxes	$0	$4,000
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

Going Concern:

The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. For the year ended December 31, 2017 (“Fiscal 2017”), the Company had a net loss of $545,000, and net cash provided by operating activities of $181,000, compared to a net loss of $345,000 and net cash provided by operations of $241,000 in Fiscal 2016. The Company’s cash balances decreased by $120,000 in Fiscal 2017 and decreased by $2,000 in Fiscal 2016.

As of December 31, 2017, the Company had an accumulated deficit of $20,845,000. Over the course of the last several fiscal years, the Company has implemented a number of expense and personnel cuts, implemented a salary and commission deferral program, consolidated certain manufacturing operations of the Company, and refinanced debt. The salary and commission deferral program through Fiscal 2017 consisted of a 20% salary deferral for the Company’s executive officer (Melissa Waterhouse), and a non-executive VP Operations. As of December 31, 2017, the Company had total deferred salary/commission of $257,000. Over the course of the program, the Company has paid portions of the deferred salary/commissions (with payments totaling $27,000 in Fiscal 2017). As cash flow from operations allows, the Company intends to continue to make payments related to the salary and commission deferral program, however the deferral program is continuing and the Company expects it will continue for up to another 12 months.

The Company’s current cash balances, together with cash generated from future operations and amounts available under its credit facilities may not be sufficient to fund operations through April 2019. The Company’s current line of credit expires on June 22, 2020 and has a maximum availability of $1,500,000. However, the amount available under the line of credit is based upon the balance of the Company’s accounts receivable and inventory so the maximum amount is not available to borrow. As of December 31, 2017, based on the Company’s availability calculation, there were no additional amounts available under the line of credit because the Company draws any balance available on a daily basis. If sales levels continue to decline, the Company will have reduced availability on the line of credit due to decreased accounts receivable balances. In addition, the Company would expect its inventory levels to decrease if sales levels decline further, which would result in further reduced availability on the line of credit. If availability under the line of credit is not sufficient to satisfy the Company’s working capital and capital expenditure requirements, the Company will be required to obtain additional credit facilities or sell additional equity securities, or delay capital expenditures which could have a material adverse effect on its business. There is no assurance that such financing will be available or that the Company will be able to complete financing on satisfactory terms, if at all.

The Company’s ability to remain compliant with obligations under its current credit facilities will depend on the Company’s ability to replace lost sales and further increase sales. The Company’s ability to repay its current debt may also be affected by general economic, financial, competitive, regulatory, business and other factors beyond its control, including those discussed herein. If the Company is unable to meet its credit facility obligations, the Company would be required to raise money through new equity and/or debt financing(s) and, there is no assurance that the Company would be able to find new financing, or that any new financing would be at favorable terms.

The Company was not in compliance with the TNW covenant as of December 31, 2017; however, the Company received a waiver from Crestmark Bank. As consideration for the granting of the waiver, Crestmark Bank increased the interest rate on the Crestmark Line of Credit from the current Wall Street Journal Prime Rate (the “Prime Rate”) plus 2% to the Prime Rate plus 3%. The increase in interest rate will be effective as of May 1, 2018. The Company’s failure to comply with the TNW covenant under its Crestmark Line of Credit (a failure that is not waived) could result in an event of default, which, if not cured or waived, could result in the Company being required to pay much higher costs associated with the indebtedness. If the Company is forced to refinance debt on less favorable terms, results of operations and financial condition could be adversely affected by the increased costs and rates. The Company may also be forced to pursue one or more alternative strategies, such as restructuring, selling assets, reducing or delaying capital expenditures or seeking additional equity capital. There can be no assurances that any of these strategies could be implemented on satisfactory terms, if at all.

AMERICAN BIO MEDICA CORPORATION
Notes to financials

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

[2]         Accounts Receivable: Accounts receivable consists of mainly trade receivables due from customers for the sale of our products. Payment terms vary on a customer-by-customer basis, and currently range from cash on delivery to net 60 days. Receivables are considered past due when they have exceeded their payment terms. Accounts receivable have been reduced by an estimated allowance for doubtful accounts. The Company estimates its allowance for doubtful accounts based on facts, circumstances and judgments regarding each receivable. Customer payment history and patterns, length of relationship with the customer, historical losses, economic and political conditions, trends and individual circumstances are among the items considered when evaluating the collectability of the receivables. Accounts are reviewed regularly for collectability and those deemed uncollectible are written off. At December 31, 2017 and December 31, 2016, the Company had an allowance for doubtful accounts of $52,000 and $49,000, respectively.

[3]          Inventory: Inventory is stated at the lower of cost or net realizable value. Work in process and finished goods are comprised of labor, overhead and raw material costs. Labor and overhead costs are determined on a rolling average cost basis and raw materials are determined on an average cost basis. At December 31, 2017 and December 31, 2016, the Company established an allowance for slow moving and obsolete inventory of $500,000 and $449,000, respectively.

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

On December 22, 2017, the Tax Reform Act was signed into law. This legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018.

On December 22, 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. Although the Company is unable to make a reasonable estimate on the full effect on our income taxes as of the date of this report, the Company has recognized the provisional tax impact related to the revaluation of deferred tax assets and liabilities and included these amounts in its financial statements for Fiscal 2017. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Tax Reform Act, the Company revalued its net U.S. deferred income tax assets and liabilities at December 31, 2017 from $5,400,000 to $3,600,000, a decrease of $1,800,000. In addition, the deferred income tax asset valuation allowance increased by $1,800,000 as a result of the reduction in the corporate income tax rate.

AMERICAN BIO MEDICA CORPORATION
Notes to financials

The ultimate impact may differ from the provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Reform Act. The accounting is expected to be complete when the Company’s 2017 U.S. corporate income tax return is filed in 2018.

[5]          Depreciation and amortization: Property, plant and equipment are depreciated on the straight-line method over their estimated useful lives; generally 3-5 years for equipment and 30 years for buildings. Leasehold improvements and capitalized lease assets are amortized by the straight-line method over the shorter of their estimated useful lives or the term of the lease. Intangible assets include the cost of patent applications, which are deferred and charged to operations over 19 years. The accumulated amortization of patents is $175,000 and $171,000 at December 31, 2017 and December 31, 2016, respectively. Annual amortization expense of such intangible assets is expected to be $7,000 per year for the next 5 years.

[6]          Revenue recognition: The Company recognizes revenue upon shipment to the customer. The Company's price is fixed and determinable at the date of sale. The Company does not have any obligation for customer acceptance. In the case of distributors, the Company does not have any obligation to bring about the resale of the product. All customers have payment terms that range from payment with order and net 60 days from the date of invoice. In all cases, the Company expects to receive payment as the customer is billed. There is no variable or contingent component to the Company’s sales. Our contract manufacturing customers also have fixed prices and the Company expects to receive payment as the customer is billed.

ASU 2014-09, “Revenue from Contracts with Customers” was issued in May 2014 and it provides guidance for revenue recognition. The core principle of ASU 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. Examples of the use of judgments and estimates mayinclude identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The update also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 provides for two transition methods to the new guidance: a retrospective approach and a modified retrospective approach. In August 2015, ASU 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date” was issued as a revision to ASU 2014-09. ASU 2015-14 revised the effective date to fiscal years, and interim periods within those years, beginning after December 15, 2017. Subsequently, additional updates were issued related to this topic, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20. Early adoption of ASU 2014-09 is permitted but not prior to periods beginning after December 15, 2016 (i.e. the original adoption date per ASU No. 2014-09). The Company is adopting ASU 2014-09 in the first quarter of Fiscal 2018 and it will not have an impact on our financial position or results of operations.

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

  Potential common shares outstanding as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Warrants	2,060,000	2,060,000
Options	2,147,000	2,107,000
Total	4,207,000	4,167,000

For Fiscal 2017 and Fiscal 2016, the number of securities not included in the diluted loss per share was 4,207,000 and 4,167,000, respectively, as their effect was anti-dilutive due to net loss in each year.

[10]      Use of estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our management believes the major estimates and assumptions impacting our financial statements are the following:

●
estimates of the fair value of stock options and warrants at date of grant; and

●
estimates of accounts receivable reserves; and

●
estimates of the inventory reserves; and

●
deferred tax valuation.

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

[13]      Accounting for share-based payments and stock warrants: In accordance with the provisions of ASC Topic 718, “Accounting for Stock Based Compensation”, the Company recognizes share-based payment expense for stock options and warrants. The weighted average fair value of options issued and outstanding in Fiscal 2017 and Fiscal 2016 was $0.13 in each year. (See Note H [2] – Stockholders’ Equity)

AMERICAN BIO MEDICA CORPORATION
Notes to financials

The Company accounts for derivative instruments in accordance with ASC Topic 815 “Derivatives and Hedging” (“ASC Topic 815”). The guidance within ASC Topic 815 requires the Company to recognize all derivatives as either assets or liabilities on the statement of financial position unless the contract, including common stock warrants, settles in the Company’s own stock and qualifies as an equity instrument. A contract designated as an equity instrument is included in equity at its fair value, with no further fair value adjustments required; and if designated as an asset or liability is carried at fair value with any changes in fair value recorded in the results of operations. The weighted average fair value of warrants issued and outstanding was $0.18 in both Fiscal 2017 and Fiscal 2016. (See Note H [3] – Stockholders’ Equity)

 [14]       Concentration of credit risk: The Company sells products primarily to United States customers and distributors. Credit is extended based on an evaluation of the customer’s financial condition.

At December 31, 2017, one customer accounted for 38.4% of the Company’s net accounts receivable. A substantial portion of this balance was collected in the first quarter of the year ending December 31, 2018. Due to the long standing nature of the Company’s relationship with this customer and contractual obligations, the Company is confident it will recover these amounts.

At December 31, 2016, one customer accounted for 31.5% of the Company’s net accounts receivable. These amounts were collected in Fiscal 2017.

The Company has established an allowance for doubtful accounts of $52,000 and $49,000 at December 31, 2017 and December 31, 2016, respectively, based on factors surrounding the credit risk of our customers and other information.

Two of the Company’s customers accounted for 35.1% and 14.6% of net sales of the Company in Fiscal 2017.

Two of the Company’s customers accounted for 30.9% and 15.5% of net sales of the Company in Fiscal 2016.

The Company maintains certain cash balances at financial institutions that are federally insured and at times the balances have exceeded federally insured limits.

[15]       Reporting comprehensive income: The Company reports comprehensive income in accordance with the provisions of ASC Topic 220, “Reporting Comprehensive Income” (“ASC Topic 220”). The provisions of ASC Topic 220 require the Company to report the change in the Company's equity during the period from transactions and events other than those resulting from investments by, and distributions to, the shareholders. For Fiscal 2017 and Fiscal 2016, comprehensive income was the same as net income.

[16]       Reclassifications: Certain items have been reclassified from the prior years to conform to the current year presentation.

[17]       New accounting pronouncements:

In the year ended December 31, 2017, we adopted the following accounting standards set forth by the Financial Accounting Standards Board (“FASB”):

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

The following accounting standards have been issued prior to the end of Fiscal 2017 but, did not require adoption as of Fiscal 2017:

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

ASU 2017-09, “Compensation – Stock Compensation (Topic 718)”. ASU 2017-09 was issued in May 2017. The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. More specifically, that an entity should account for the effects of modification unless all the following are met: 1) the fair value, calculated or intrinsic value of the modified award is the same fair value, calculated or intrinsic value of the original award immediately before the original award is modified, 2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified and 3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original grant is modified. The current disclosure requirements in Topic 718 apply regardless of whether accounting modification is applied. ASU 2017-09 is effective for annual periods and interim periods within those annual periods; beginning after December 15, 2017.The Company expects to adopt ASU 2017-09 in the first quarter of Fiscal 2018 and does not believe it will have an impact on our financial position or results of operations.

AMERICAN BIO MEDICA CORPORATION
Notes to financials

ASU 2017-01, “Business Combinations (Topic 805)”. ASU 2017-01 was issued in January 2017. The amendments in ASU 2017-01 clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for interim and annual periods beginning after December 15, 2017 and should be applied prospectively on or after the effective date. The Company expects to adopt ASU 2017-01 in the first quarter of Fiscal 2018 and does not believe it will have an impact on our financial position or results of operations.

ASU 2016-02, “Leases”. ASU 2016-02 was issued in February 2016 and it requires a lessee to recognize a lease liability and a right-of-use asset on its balance sheet for all leases, including operating leases, with a term greater than 12 months. Lease classification will determine whether a lease is reported as a financing transaction in the income statement and statement of cash flows. ASU 2016-02 does not substantially change lessor accounting, but it does make certain changes related to leases for which collectability of the lease payments is uncertain or there are significant variable payments. Additionally, ASU 2016-02 makes several other targeted amendments including a) revising the definition of lease payments to include fixed payments by the lessee to cover lessor costs related to ownership of the underlying asset such as for property taxes or insurance; b) narrowing the definition of initial direct costs which an entity is permitted to capitalize to include only those incremental costs of a lease that would not have been incurred if the lease had not been obtained; c) requiring seller-lessees in a sale-leaseback transaction to recognize the entire gain from the sale of the underlying asset at the time of sale rather than over the leaseback term; and d) expanding disclosures to provide quantitative and qualitative information about lease transactions. ASU 2016-02 is effective for all annual and interim periods beginning January 1, 2019, and is required to be applied retrospectively to the earliest period presented at the date of initial application, with early adoption permitted. The Company is currently evaluating the impact of ASU 2016-02.

ASU 2014-09, “Revenue from Contracts with Customers”, issued in May 2014, provides guidance for revenue recognition. The core principle of ASU 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. Examples of the use of judgments and estimates may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The update also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 provides for two transition methods to the new guidance: a retrospective approach and a modified retrospective approach. In August 2015, ASU 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date” was issued as a revision to ASU 2014-09. ASU 2015-14 revised the effective date to fiscal years, and interim periods within those years, beginning after December 15, 2017. Subsequently, additional updates were issued related to this topic, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20. Early adoption of ASU 2014-09 is permitted but not prior to periods beginning after December 15, 2016 (i.e. the original adoption date per ASU No. 2014-09). The Company adopted ASU 2014-09 in the first quarter of Fiscal 2018 and it did not have an impact on our financial position or results of operations.

Any other new accounting pronouncements recently issued, but not yet effective, have been reviewed and determined to be not applicable or were related to technical amendments or codification. As a result, the adoption of such new accounting pronouncements, when effective, is not expected to have a material effect on the Company’s financial position or results of operations.

AMERICAN BIO MEDICA CORPORATION
Notes to financials

NOTE B - INVENTORY

Inventory is comprised of the following:

	December 31, 2017	December 31, 2016
Raw Materials	$1,023,000	$1,028,000
Work In Process	403,000	385,000
Finished Goods	547,000	618,000
Allowance for slow moving and obsolete inventory	(500,000)	(449,000)
	$1,473,000	$1,582,000

NOTE C – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, are as follows:

	December 31, 2017	December 31, 2016

Land	$102,000	$102,000
Buildings and improvements	1,352,000	1,352,000
Manufacturing and warehouse equipment	2,108,000	2,064,000
Office equipment (incl. furniture and fixtures)	412,000	412,000
	3,974,000	3,930,000
Less accumulated depreciation	(3,182,000)	(3,106,000)
	$792,000	$824,000

Depreciation expense was $76,000 and $86,000 in Fiscal 2017 and Fiscal 2016, respectively.

NOTE D – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	December 31, 2017	December 31, 2016
Accounting fees	$75,000	$68,000
Interest payable	11,000	18,000
Accounts receivable credit balances	11,000	5,000
Sales tax payable	89,000	67,000
Deferred compensation	113,000	72,000
Other current liabilities	12,000	46,000
	$311,000	$276,000

AMERICAN BIO MEDICA CORPORATION
Notes to financials

NOTE E – DEBT AND LINE OF CREDIT

The Company’s Line of Credit and Debt consisted of the following as of December 31, 2017 and December 31, 2016:

	December 31, 2017	December 31, 2016
Loan and Security Agreement with Cherokee Financial, LLC: 5 year note at an annual interest rate of 8% plus a 1% annual oversight fee, interest only and oversight fee paid quarterly with first payment being made on May 15, 2015, annual principal reduction payment of $75,000 due each year beginning on February 15, 2016, with a final balloon payment being due on February 15, 2020. Loan is collateralized by a first security interest in building, land and property	$1,050,000	$1,125,000
Crestmark Line of Credit: 3 year line of credit maturing on June 22, 2020 with interest payable at a variable rate based on WSJ Prime plus 2% with a floor of 5.25%; loan fee of 0.5% annually & monthly maintenance fee of 0.3% on actual loan balance from prior month. Early termination fee of 3% if terminated in year 1 and 2% if terminated in year 2 or after (and prior to natural expiration). Loan is collateralized by first security interest in receivables and inventory.	446,000	639,000
Crestmark Equipment Term Loan: 38 month equipment loan related to the purchase of manufacturing equipment, at an interest rate of WSJ Prime Rate plus 3%; or 7.50% as of the date of this report.	31,000	0
	1,527,000	1,764,000

Less debt discount & issuance costs (Cherokee Financial, LLC loan)	(203,000)	(297,000)
Total debt, net	$1,324,000	$1,467,000

Current portion	$533,000	$714,000
Long-term portion, net of current portion	$791,000	$753,000

At December 31, 2017, the following are the debt maturities for each of the next five years:

2018	533,000(1)
2019	87,000
2020	704,000
2021	0
2022	0
$1,324,000

(1) Although the Crestmark Line of Credit does not mature until June 22, 2020, the balance on the line of credit is included in the debt maturity for 2018 given the “demand” nature of the line of credit.

LOAN AND SECURITY AGREEMENT WITH CHEROKEE FINANCIAL, LLC. (“CHEROKEE”)

On March 26, 2015, the Company entered into a LSA with Cherokee Financial, LLC (the “Cherokee LSA”). The purpose of the Cherokee LSA was to refinance, at a better interest rate, the Company’s Series A Debentures and Cantone Asset Management Bridge Loan, as well as the Company’s Mortgage Consolidation Loan with First Niagara Bank. The Cherokee loan is collateralized by a first security interest in real estate and machinery and equipment. Under the Cherokee LSA, the Company was provided the sum of $1,200,000 in the form of a 5-year Note at an annual interest rate of 8%. The Company is making interest only payments quarterly on the Cherokee Note, with the first interest payment paid on May 15, 2015. The Company is also required to make an annual principal reduction payment of $75,000 on each anniversary of the date of the closing; with the first principal reduction payment being made on February 15, 2016 and the most recent principal reduction payment being made on February 15, 2018 (see Note K – Subsequent Event). A final balloon payment is due on March 26, 2020. In addition to the 8% interest, the Company pays Cherokee a 1% annual fee for oversight and administration of the loan. This oversight fee is paid in cash and is paid contemporaneously with the quarterly interest payments. The Company can pay off the Cherokee loan at any time with no penalty; except that a 1% administration fee would be required to be paid to Cherokee to close out all participations.

The Company issued 1.8 million restricted shares of the Company’s common stock to Cherokee for payment of fees. In addition, because the loan was not repaid in full as of March 19, 2016, the Company issued another 600,000 restricted shares of common stock to Cherokee in March 2016.

AMERICAN BIO MEDICA CORPORATION
Notes to financials

As placement agent for the transaction, Cantone Research, Inc. (“CRI”) received a 5% cash fee on the $1.2 million, or $60,000, and 200,000 restricted shares of the Company’s common stock. In addition, because the loan was not repaid in full as of March 19, 2016, the Company issued another 196,000 restricted shares of common stock to CRI in March 2016.

The Company received net proceeds of $80,000 after $1,015,000 of debt payments, and $105,000 in other expenses and fees. With the adoption of ASU No. 2015-03 in the First Quarter of Fiscal 2016, these transaction costs (with the exception of the interest expense) are now being deducted from the balance on the Cherokee LSA and are being amortized over the term of the debt.

From these net proceeds, in April 2015, the Company also paid $15,000 in interest expense related to 15% interest on $689,000 in Series A Debentures and CAM Bridge Loan for the period of February 1, 2015 through March 25, 2015.

The Company recognized $173,000 in interest expense related to the Cherokee LSA in Fiscal 2017 (of which $94,000 is debt issuance cost amortization recorded as interest expense) and $186,000 in interest expense related to the Cherokee LSA in Fiscal 2016 (of which $90,000 is debt issuance cost amortization recorded as interest expense).

The Company had $11,000 in accrued interest expense at December 31, 2017, and $18,000 at December 31, 2016.

As of December 31, 2017, the balance on the Cherokee LSA is $1,050,000; however the discounted balance is $847,000. As of December 31, 2016, the balance on the Cherokee LSA was $1,125,000; however the discounted balance is $828,000.

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

Under the LSA, Crestmark is providing the Company with a Line of Credit of up to $1,500,000 (“Maximum Amount”) with a minimum loan balance requirement of $500,000. At December 31, 2017, the Company did not meet this minimum loan balance requirement as our balance was $446,000. Under the LSA, Crestmark has the right to calculate (and is calculating) interest on the minimum balance requirement rather than the actual balance on the Line of Credit. The Line of Credit is secured by a first security interest in the Company’s inventory, and receivables and security interest in all other assets of the Company (in accordance with permitted prior encumbrances).

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

AMERICAN BIO MEDICA CORPORATION
Notes to financials

So long as any obligations are due to Crestmark, the Company must comply with a minimum Tangible Net Worth (“TNW”) Covenant. Under the LSA, as amended, the Company must maintain a TNW of at least $650,000. Additionally, if a quarterly net income is reported, the TNW covenant will increase by 50% of the reported net income. If a quarterly net loss is reported, the TNW covenant will remain the same as the prior quarter’s covenant amount. TNW is defined as: Total Assets less Total Liabilities less the sum of (i) the aggregate amount of non-trade accounts receivables, including accounts receivables from affiliated or related persons, (ii) prepaid expenses, (iii) deposits, (iv) net lease hold improvements, (v) goodwill and (vi) any other asset that would be treated as an intangible asset under GAAP; plus Subordinated Debt. Subordinated Debt means any and all indebtedness presently or in the future incurred by the Company to any creditor of the Company entering into a written subordination agreement with Crestmark. The Company was not in compliance with this covenant at December 31, 2017; however, we received a waiver from Crestmark. As consideration for the granting of the waiver, Crestmark increased our interest rate on the Crestmark Line of Credit from current Prime Rate plus 2% to the Prime Rate plus 3%. The increase in interest rate will be effective as of May 1, 2018.

If the Company terminates the LSA prior to June 22, 2020, an early exit fee of 2% of the Maximum Amount (plus any additional amounts owed to Crestmark at the time of termination) would be due.

In the event of a default of the LSA, which includes but is not limited to, failure of the Company to make any payment when due and non-compliance with the TNW covenant (that is not waived by Crestmark), Crestmark is permitted to charge an Extra Rate. The Extra Rate is the Company’s then current interest rate plus 12.75% per annum.

Under the LSA and through December 31, 2017, interest on the Crestmark Line of Credit is at a variable rate based on the Prime Rate plus 2% with a floor of 5.25%. As of the date of this report, the interest only rate on the Crestmark Line of Credit is 6.50%. In addition to the interest rate, on the Closing Date and on each one-year anniversary date thereafter, the Company will pay Crestmark a Loan Fee of 0.50%, or $7,500, and a Monthly Maintenance Fee of 0.30% of the actual average monthly loan balance from the prior month will be paid to Crestmark. As of the date of this report, the interest rate in effect is 11.18% (with all fees; including the weighted annual fee, which is charged on the closing date anniversary and is $7,500 regardless of our balance on the line of credit).

In addition to the Loan Fee paid to Crestmark on the Closing Date, the Company had to pay a success fee (i.e. early termination fee) to Imperium in the amount of $50,000 on the Closing Date and other fees in the amount of $90,000. With the exception of the early term fee ($50,000) paid to Imperium (which was fully expensed in the year ended December 31, 2015), these expenses are all being amortized over the initial term of the Crestmark Line of Credit, or three years. The Company recognized $32,000 of this expense in Fiscal 2017 and $32,000 of this expense in Fiscal 2016.

The Company recognized $98,000 in interest expense related to the Crestmark Line of Credit in Fiscal 2017, of which $32,000 was debt issuance costs related to interest expense. The Company recognized $98,000 in interest expense related to the Crestmark Line of Credit in Fiscal 2016, of which $32,000 was debt issuance costs related to interest expense.

Given the nature of the administration of the Crestmark Line of Credit, at December 31, 2017, the Company had $0 in accrued interest expense related to the Crestmark Line of Credit, and there is $0 in additional availability under the Crestmark Line of Credit.

As of December 31, 2017, the balance on the Crestmark Line of Credit was $446,000, and as of December 31, 2016, the balance on the Crestmark Line of Credit was $639,000.

EQUIPMENT LOAN WITH CRESTMARK

On May 1, 2017, the Company entered into term loan with Crestmark in the amount of $38,000 related to the purchase of manufacturing equipment. The equipment loan is collateralized by a first security interest in a specific piece of manufacturing equipment. The Company executed an amendment to its LSA and Promissory Note with Crestmark. The amendments addressed the inclusion of the term loan into the LSA and an extension of the Company’s line of credit with Crestmark. No terms of the line of credit were changed in the amendment. The interest rate on the term loan is the WSJ Prime Rate plus 3%; or 7.5% as of the date of this report. The termination date of the Crestmark line of credit was changed from June 22, 2018 to June 22, 2020 under the amendments. The balance on the equipment loan was $31,000 as of December 31, 2017. The Company incurred $1,000 in interest expense related to the Equipment Loan in Fiscal 2017. There was no balance on the equipment loan as of December 31, 2016 as the credit facility was not in place.

AMERICAN BIO MEDICA CORPORATION
Notes to financials

NOTE F – INCOME TAXES

On December 22, 2017, the Tax Reform Act was signed into law. This legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018.

On December 22, 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. Although the Company is unable to make a reasonable estimate on the full effect on our income taxes as of the date of this report, the Company has recognized the provisional tax impact related to the revaluation of deferred tax assets and liabilities and included these amounts in its financial statements for Fiscal 2017. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Tax Reform Act, the Company revalued its net U.S. deferred income tax assets and liabilities at December 31, 2017 from $5,400,000 to $3,600,000, a decrease of $1,800,000. In addition, the deferred income tax asset valuation allowance increased by $1,800,000 as a result of the reduction in the corporate income tax rate.

The ultimate impact may differ from the provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Reform Act. The accounting is expected to be complete when the Company’s 2017 U.S. corporate income tax return is filed in 2018.

A reconciliation of the U.S. Federal statutory income tax rate to the effective income tax rate is as follows:

	Year Ended December 31, 2017	Year Ended December 31, 2016
Tax expense at federal statutory rate	34%	34%
State tax expense, net of federal tax effect	0%	(1%)
Permanent timing differences	0%	0%
Deferred income tax asset valuation allowance	298%	(34%)
Effective change in tax rate due to Tax Reform Act	(332%)	0%
Effective income tax rate	0%	(1%)

Significant components of the Company’s deferred income tax assets are as follows:

	December 31, 2017	December 31, 2016
	13,
Inventory	$13,000	$21,000
Inventory allowance	130,000	175,000
Allowance for doubtful accounts	13,000	19,000
Accrued compensation	18,000	32,000
Stock based compensation	165,000	230,000
Deferred wages payable	29,000	28,000
Depreciation – Property, Plant & Equipment	(10,000)	(12,000)
Sales tax reserve	0	5,000
Net operating loss carry-forward	3,261,000	4,704,000
Total gross deferred income tax assets	3,619,000	5,202,000
Less deferred income tax assets valuation allowance	(3,619,000)	(5,202,000)
Net deferred income tax assets	$0	$0

The valuation allowance for deferred income tax assets as of December 31, 2017 and December 31, 2016 was $3,619,000 and $5,202,000, respectively. The net change in the deferred income tax assets valuation allowance was $1,583,000 for Fiscal 2017. The net change in the deferred income tax assets valuation allowance was $136,000 for Fiscal 2016. The Company believes that it is more likely than not that the deferred tax assets will not be realized.

As of December 31, 2017, the prior three years remain open for examination by the federal or state regulatory agencies for purposes of an audit for tax purposes.

At December 31, 2017, the Company had Federal net operating loss carry-forwards for income tax purposes of approximately $3,261,000. The Company’s net operating loss carry-forwards begin to expire in 2019 and continue to expire through 2035. In assessing the realizability of deferred income tax assets, management considers whether or not it is more likely than not that some portion or all deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment.

AMERICAN BIO MEDICA CORPORATION
Notes to financials

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

NOTE G – OTHER INCOME / EXPENSE

Other income in Fiscal 2017 consisted of gains on certain liabilities. Other income in Fiscal 2016 consisted primarily of payments received under a Strategic Manufacturing and Cooperation Agreement with a contract-manufacturing customer.

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

[2]           Stock options: During Fiscal 2017, the Company issued options to purchase 40,000 shares of common stock and, in Fiscal 2016, the Company issued options to purchase 830,000 shares of common stock. Option issues in Fiscal 2017 were all issued under the 2001 Plan and were issued to two non-employee members of our board of directors. Options issued in Fiscal 2016 were all issued under the 2001 Plan; 80,000 options were issued to non-employee members of our board of directors and 750,000 options were issued to our Chief Executive Officer, Melissa Waterhouse.

As of December 31, 2017, there were 2,147,000 options issued and outstanding under the 2001 Plan. There were no options issued under the 2013 Plan, making the total issued and outstanding options 2,147,000 as of December 31, 2017. Of the total options issued and outstanding, 1,647,000 were fully vested as of December 31, 2017. As of December 31, 2017, there were 1,570,000 options available for issuance under the 2001 Plan and 4,000,000 options available under the 2013 Plan.

AMERICAN BIO MEDICA CORPORATION
Notes to financials

Stock option activity for Fiscal 2017 and Fiscal 2016 is summarized as follows: (the figures contained within the tables below have been rounded to the nearest thousand)

	Year Ended December 31,2017			Year Ended December 31, 2016
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of December 31, 2017	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of December 31, 2016
Options outstanding at beginning of year	2,107,000	$0.13		1,435,000	$0.14
Granted	40,000	$0.13		830,000	$0.11
Exercised	0	NA		0	NA
Cancelled/expired	0	NA		(158,000)	$0.17
Options outstanding at end of year	2,147,000	$0.13	$10,000	2,107,000	$0.13	$15,000
Options exercisable at end of year	1,647,000	$0.13		1,109,000	$0.14

The following table presents information relating to stock options outstanding as of December 31, 2017:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of Exercise		Exercise	Remaining		Exercise
Price	Shares	Price	Life in Years	Shares	Price

$0.07 - $0.11	955,000	$0.10	6.97	580,000	$0.10
$0.12 - $0.15	815,000	$0.13	6.78	690,000	$0.13
$0.16 - $0.26	377,000	$0.19	4.30	377,000	$0.19
TOTAL	2,147,000	$0.13	6.43	1,647,000	$0.13

The following table summarizes weighted-average assumptions using the Black-Scholes option-pricing model used on the date of the grants issued during Fiscal 2017 and Fiscal 2016:

	Year Ended December 31
	2017	2016
Volatility	81%	62%-66%
Expected term (years)	10 years	10 years
Risk-free interest rate	2.16%	1.57%-1.94%
Dividend yield	0%	0%

The Company recognized $43,000 in share based payment expense related to stock options in Fiscal 2017 and $61,000 in share based payment expense related to stock options in Fiscal 2016. As of December 31, 2017, there was approximately $6,000 of total unrecognized share based payment expense related to stock options. This cost is expected to be recognized over 5 months.

AMERICAN BIO MEDICA CORPORATION
Notes to financials

[3]
Warrants:

Warrant activity for Fiscal 2017 and Fiscal 2016 is summarized as follows. Any common shares issued as a result of the exercise of warrants would be new common shares issued from our authorized issued shares.

	Year Ended December 31, 2017			Year Ended December 31, 2016
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of December 31, 2017	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of December 31, 2016
Warrants outstanding at beginning of year	2,060,000	$0.18		2,385,000	$0.16
Granted	0	NA		0	NA
Exercised	0	NA		0	NA
Cancelled/expired	0	NA		(325,000)	$0.14
Warrants outstanding at end of year	2,060,000	$0.18	None	2,060,000	$0.18	None
Warrants exercisable at end of year	2,060,000	$0.18		2,060,000	$0.18

The Company recognized $0 in debt issuance and deferred finance costs related to the issuance of these warrants outstanding in Fiscal 2017 and Fiscal 2016 due to accelerated amortization of expense in the second quarter of Fiscal 2015 (as a result of early termination of the Imperium line of credit). As of December 31, 2017, there was $0 of total unrecognized debt issuance costs associated with the issuance of the above warrants outstanding.

NOTE I – COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

[1]   Operating leases: The Company leases office and R&D/production facilities in New Jersey under a 2 year, non-cancellable operating leases. In November 2017, the Company extended the lease for the New Jersey facility through December 31, 2019.

The future minimum rent due in 2018 and 2019 is $32,000 each year. At December 31, 2017, the future minimum rental payments under these operating leases are as follows:

2018	$32,000
2019	32,000

$64,000

Rent expense was $46,000 in Fiscal 2017 and $44,000 in Fiscal 2016.

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

[3]          Legal:

ABMC v. Premier Biotech, Inc., Todd Bailey, et al.

In February 2017, the Company filed a complaint in the Supreme Court of the State of New York in Columbia County against Premier Biotech Inc., Premier Biotech Labs, LLC and its principals, including its President Todd Bailey (“Bailey”), and Peckham Vocational Industries, Inc. (together the “Defendants”).Bailey formerly served as the Company’s Vice President of Sales and Marketing and as a sales consultant until December 23, 2016. The complaint seeks preliminary and permanent injunctions and a temporary restraining order against Bailey (for his benefit or the benefit of another party or entity) related to the solicitation of Company customers as well as damages related to any profits and revenues that would result from actions taken by the Defendants related to Company customers.

AMERICAN BIO MEDICA CORPORATION
Notes to financials

In March 2017, the complaint was moved to the federal court in the Northern District of New York. In April 2017, the Defendants filed a motion to dismiss on the basis of jurisdiction, to which the Company responded on April 21, 2017.

In July 2017, the Company was notified that it was not awarded a contract with a state agency for which it has held a contract in excess of 10 years. The contract in question is included in the February 2017 complaint. The Company believes that the Defendants actions related to this customer and a RFP that was issued by the state agency resulted in the loss of the contract award to the Company and the award of the contract to Peckham and Premier Biotech. This contract historically accounted for 10-15% of the Company’s annual revenue. The Company continued to hold a contract with the agency through September 30, 2017. The Company did protest the award of the contract to Peckham and Premier Biotech, and the state agency advised the Company on July 26, 2017 that they denied the Company’s protest of the award.

The Company amended its complaint against the Defendants to show actual damages caused by the Defendants and to show proprietary and confidential information (belonging to the Company) used by the Defendants in their response to the RFP. This confidential information belonging to the Company enabled the Defendants to comply with specifications of the RFP. The Defendants filed a response to the court opposing the Company’s supplemental motion and the Company filed reply papers to the Defendants response on November 2, 2017.

In January 2018, the court ruled on the motion to dismiss (that was filed by the Defendants in April 2017). The court found that there was jurisdiction over Bailey only. In the Company’s opinion, this ruling does not diminish its standing in the case against Bailey, who again in the Company’s opinion, has always been the primary defendant. The court did not rule on the other motions before them. In February 2018, the Company filed a motion for reconsideration and for leave to serve a supplemental/amended complaint. The new filing asks for reconsideration in the jurisdiction ruling regarding Premier Biotech Inc. and addresses the Company’s intent to further supplement its complaint based on additional (subsequent) damage alleged by ABMC on the part of Bailey and Premier Biotech, Inc. Given the stage of the litigation, management is not yet able to opine on the outcome of the case.

Todd Bailey v. ABMC

On October 20, 2017, the Company received notice that Bailey, its former Vice President of Sales & Marketing and sales consultant (and the same “Bailey” discussed above) filed a complaint against the Company in the State of Minnesota seeking deferred commissions of $164,000 that Bailey alleges is owed to him by the Company. On November 2, 2017, the Company filed a Notice of Removal in this action to move the matter from state to federal court. On November 9, 2017, the Company filed a motion to dismiss or, in the alternative to transfer venue and consolidate, the Bailey complaint with our litigation filed previously against Bailey and others.

In January 2018, the judge in the Minnesota case requested additional briefing on the impact of ruling in the New York case that determined there was personal jurisdiction over Bailey. The Company filed the requested briefing as requested by the court. Given the stage of the litigation, management is not yet able to opine on the outcome of the case. As of the date of this report, the action in Minnesota has been stayed while the New York motions are decided.

[4]             Financial Advisory Agreement: The Company has entered into a Financial Advisory Agreement with Landmark Pegasus, Inc. (‘Landmark”). Under the Financial Advisory Agreement, Landmark provides certain financial advisory services to the Company for a minimum period of 6 months (which period originally commenced on January 17, 2014 and through a number of extensions and agreements, was extended through May 31, 2018. As consideration for these services within this latest extension, the Company paid Landmark a retainer fee consisting of 485,437 restricted shares of common stock and the Company will pay Landmark a “success fee” for the consummation of each and any transaction closing during the term of the Financial Advisory Agreement and for 24 months thereafter, inclusive of a sale or merger, between the Company and any party first introduced to the Company by Landmark, or for any other transaction not originated by Landmark but for which Landmark provides substantial support in completing during the term of the Agreement. For certain transactions, the success fee will be paid part upon consummation of a transaction and part paid over a term of not more than five years; all other transactions would be paid upon consummation of the transaction.

AMERICAN BIO MEDICA CORPORATION
Notes to financials

As a result of the retainer fees being paid in restricted shares and the resulting percentage of common share ownership, Landmark filed a Schedule 13G in October 2016 related to its ownership of the Company’s common stock and its principal John Moroney has continued to file required Section 16(a) forms; with the latest being filed on February 14, 2018. Apart from his status as a shareholder and with respect to the Agreement, there is no material relationship between the Company and Landmark

NOTE J - RELATED PARTY NOTE PAYABLE

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

NOTE K – SUBSEQUENT EVENT

On March 2, 2018 (the “Closing Date”), the Company entered into a one-year Loan Agreement (the “Agreement”) with Cherokee Financial, LLC (“Cherokee”) under which Cherokee will provide the Company with $150,000. The proceeds from the loan will be used by the Company to pay a $75,000 principal reduction payment to Cherokee and $1,000 in legal fees in connection with the financing. Net proceeds to the Company are $74,000 and, they will be used for working capital and general business purposes.

The annual interest rate under the Loan Agreement is 12% paid quarterly in arrears with the first interest payment being due on May 15, 2018. The loan is required to be paid in full on February 15, 2019 unless paid off earlier (with no penalty) at the Company’s sole discretion. In connection with the Loan Agreement, the Company is required to issue 150,000 restricted shares of common stock to Cherokee within thirty (30) days of the Closing Date.

In the event of default, this includes, but is not limited to, the Company’s inability to make any payments due under the Loan Agreement, Cherokee has the right to increase the interest rate on the financing to 18% and the Company would be required to issue and additional 150,000 restricted shares of common stock to Cherokee.

On April 11, 2018, Crestmark provided the Company with a waiver related to its non-compliance with the TNW covenant in the Crestmark LSA. As consideration for the granting of the waiver, Crestmark increased the interest rate on the Crestmark Line of Credit from Prime Rate plus 2% to Prime Rate plus 3%. The increase in interest rate will be effective as of May 1, 2018.

NOTE L- SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in one reportable segment.

Information concerning net sales by principal geographic location is as follows:

	Year Ended December 31, 2017	Year Ended December 31, 2016
United States	$4,344,000	$5,045,000
North America (not domestic)	102,000	129,000
Europe	127,000	141,000
Asia/Pacific Rim	30,000	51,000
South America	309,000	242,000
Africa	2,000	1,000
	$4,914,000	$5,609,000