Form 10-Q
period 2018-03-31
AMERICAN BIO MEDICA CORP
filed 2018-05-14
CIK 896747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended March 31, 2018

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from to

Commission File Number: 0-28666

AMERICAN BIO MEDICA CORPORATION
(Exact name of registrant as specified in its charter)

New York	14-1702188
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

122 Smith Road, Kinderhook, New York, 12106
 (Address of principal executive offices) (Zip Code)

518-758-8158
 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

29,932,770 Common Shares as of May 14, 2018

American Bio Medica Corporation

Index to Quarterly Report on Form 10-Q
For the quarter ended March 31, 2018

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

American Bio Medica Corporation
Condensed Balance Sheets

	March 31,	December 31,
	2018	2017
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$92,000	$36,000
Accounts receivable, net of allowance for doubtful accounts of $51,000 at March 31, 2018 and $52,000 at December 31, 2017	421,000	348,000
Inventory, net of allowance of $521,000 at March 31, 2018 and $500,000 at December 31, 2017	1,388,000	1,473,000
Prepaid expenses and other current assets	61,000	97,000
Total current assets	1,962,000	1,954,000

Property, plant and equipment, net	774,000	792,000
Patents, net	113,000	109,000
Other assets	21,000	21,000
Deferred finance costs – line of credit, net	7,000	15,000
Total assets	$2,877,000	$2,891,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$430,000	$374,000
Accrued expenses and other current liabilities	354,000	311,000
Wages payable	266,000	259,000
Line of credit	492,000	446,000
Current portion of long-term debt	237,000	87,000
Total current liabilities	1,779,000	1,477,000

Other liabilities/debt	16,000	19,000
Long-term debt, net of current portion and deferred finance costs	704,000	772,000
Total liabilities	2,499,000	2,268,000

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Preferred stock; par value $.01 per share; 5,000,000 shares authorized, none issued and outstanding at March 31, 2018 and December 31, 2017	0	0
Common stock; par value $.01 per share; 50,000,000 shares authorized; 29,932,770 issued and outstanding at March 31, 2018 and 29,782,770 issued and outstanding as of December 31, 2017	299,000	298,000
Additional paid-in capital	21,191,000	21,170,000
Accumulated deficit	(21,112,000)	(20,845,000)
Total stockholders’ equity	378,000	623,000
Total liabilities and stockholders’ equity	$2,877,000	$2,891,000

The accompanying notes are an integral part of the condensed financial statements

American Bio Medica Corporation
 Condensed Statements of Operations
(Unaudited)

	For The Three Months Ended
	March 31,
	2018	2017

Net sales	$1,041,000	$1,316,000

Cost of goods sold	669,000	751,000

Gross profit	372,000	565,000

Operating expenses:
Research and development	25,000	46,000
Selling and marketing	161,000	196,000
General and administrative	392,000	390,000
	578,000	632,000

Operating loss	(206,000)	(67,000)

Other income / (expense):
Interest expense	(71,000)	(65,000)
Other income, net	10,000	0
	(61,000)	(65,000)

Net loss before tax	(267,000)	(132,000)

Income tax expense	0	0

Net loss	$(267,000)	$(132,000)

Basic and diluted loss per common share	$(0.01)	$(0.00)

Weighted average number of shares outstanding – basic	29,822,770	28,842,788
Weighted average number of shares outstanding – diluted	29,822,770	28,842,788

The accompanying notes are an integral part of the condensed financial statements

American Bio Medica Corporation
 Condensed Statements of Cash Flows
(Unaudited)

	For The Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(267,000)	$(132,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	20,000	22,000
Amortization of debt issuance costs	33,000	31,000
Allowance for doubtful accounts	(1,000)	0
Provision for slow moving and obsolete inventory	21,000	21,000
Share-based payment expense	4,000	11,000
Changes in:
Accounts receivable	(72,000)	(55,000)
Inventory	64,000	58,000
Prepaid expenses and other current assets	36,000	29,000
Accounts payable	56,000	0
Accrued expenses and other current liabilities	43,000	(20,000)
Wages payable	7,000	(12,000)
Net cash used in operating activities	(56,000)	(47,000)

Cash flows from investing activities:
Patent application costs	(6,000)	(9,000)
Net cash used in investing activities	(6,000)	(9,000)

Cash flows from financing activities:
Proceeds from / (payments on) debt financing	72,000	(75,000)
Proceeds from lines of credit	1,095,000	1,403,000
Payments on lines of credit	(1,049,000)	(1,292,000)
Net cash provided by financing activities	118,000	36,000

Net change in cash and cash equivalents	56,000	(20,000)
Cash and cash equivalents - beginning of period	36,000	156,000

Cash and cash equivalents - end of period	$92,000	$136,000

Supplemental disclosures of cash flow information
Cash paid during period for interest	$36,000	$40,000
Consulting expense prepaid with restricted stock	$25,000	$0
Debt issuance cost paid with restricted stock	$18,000	$0

The accompanying notes are an integral part of the condensed financial statements

Notes to condensed financial statements (unaudited)

March 31, 2018

Note A - Basis of Reporting

The accompanying unaudited interim condensed financial statements of American Bio Medica Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. Accordingly, these unaudited interim condensed financial statements do not include all information and footnotes required by U.S. GAAP for complete financial statement presentation. These unaudited interim condensed financial statements should be read in conjunction with audited financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. In the opinion of management, the interim condensed financial statements include all normal, recurring adjustments which are considered necessary for a fair presentation of the financial position of the Company at March 31, 2018, and the results of operations and cash flows for the three month periods ended March 31, 2018 (the “First Quarter 2018”) and March 31, 2017 (the “First Quarter 2017”).

Operating results for the First Quarter 2018 are not necessarily indicative of results that may be expected for the year ending December 31, 2018. Amounts at December 31, 2017 are derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

During the First Quarter 2018, there were no significant changes to the Company’s critical accounting policies, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

These unaudited interim condensed financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. The independent registered public accounting firm’s report on the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, contained an explanatory paragraph regarding the Company’s ability to continue as a going concern. As of the date of this report, the Company’s current cash balances, together with cash generated from future operations and amounts available under the Company’s credit facilities may not be sufficient to fund operations through May 2019. The Company’s current line of credit matures on June 29, 2020. The maximum availability on the Company’s line of credit remains to be $1,500,000. However, the amount available under the Company’s line of credit is based upon the Company’s accounts receivable and inventory. As of March 31, 2018, based on the Company’s availability calculation, there were no additional amounts available under the Company’s line of credit because the Company draws any balance available on a daily basis.

As discussed in more detail in “Cash Flow, Outlook/Risk”, if sales levels decline further, the Company will have reduced availability on its line of credit due to decreased accounts receivable balances. In addition, the Company would expect its inventory levels to decrease if sales levels decline further, and this would also result in reduced availability on the Company’s line of credit. If availability under the Company’s line of credit is not sufficient to satisfy its working capital and capital expenditure requirements, the Company will be required to obtain additional credit facilities or sell additional equity securities, or delay capital expenditures. There is no assurance that such financing will be available or that the Company will be able to complete financing on satisfactory terms, if at all.

Recently Adopted Accounting Standards

The Company adopted the following accounting standards set forth by the Financial Accounting Standards Board (“FASB”):

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

The Company's revenues result from the sale of goods and reflect the consideration to which the Company expects to be entitled. The Company records revenues based on a five-step model in accordance with ASU 2014-09. The Company has defined purchase orders as contracts in accordance with ASU 2014-09. For its customer contracts, the Company’s performance obligations are identified; which is delivering goods at a determined transaction price, allocation of the contract transaction price with performance obligations (when applicable), and recognition of revenue when (or as) the performance obligation is transferred to the customer. Goods are transferred when the customer obtains control of the goods (which is upon shipment to the customer). The Company's revenues are recorded at a point in time from the sale of tangible products. Revenues are recognized when products are shipped.

The Company has elected the Modified Retrospective Method (the "Cumulate Effect Method") to comply with ASU 2014-09. The Cumulative Effect Method does not affect the amounts for the prior periods, but requires that the current period be reported in accordance with ASU 2014-09. ASU 2014-09 was adopted on January 1, 2018 which was the first day of the Company's 2018 fiscal year. There was no material impact on the Company’s financial position or results of operations.

Product returns, discounts and allowances are variable consideration and are recorded as a reduction of revenue in the same period that the related sale is recorded. The Company has reviewed the overall sales transactions for variable consideration and has determined that these costs are not significant. The Company has not experienced any impairment losses, has no future performance obligations and does not capitalize costs to obtain or fulfill contracts.

Accounting Standards Issued; Not Yet Adopted

ASU 2018-02, “Income Statement – Reporting Comprehensive Income”, issued in February 2018, allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (enacted on December 22, 2017). The amendments in ASU 2018-02 eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in ASU 2018-02 also require certain disclosures about stranded tax effects. ASU 2018-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company is evaluating the impact of ASU 2018-02.

ASU 2016-02, “Leases”, issued in February 2016, requires a lessee to recognize a lease liability and a right-of-use asset on its balance sheet for all leases, including operating leases, with a term greater than 12 months. Lease classification will determine whether a lease is reported as a financing transaction in the income statement and statement of cash flows. ASU 2016-02 does not substantially change lessor accounting, but it does make certain changes related to leases for which collectability of the lease payments is uncertain or there are significant variable payments. Additionally, ASU 2016-02 makes several other targeted amendments including a) revising the definition of lease payments to include fixed payments by the lessee to cover lessor costs related to ownership of the underlying asset such as for property taxes or insurance; b) narrowing the definition of initial direct costs which an entity is permitted to capitalize to include only those incremental costs of a lease that would not have been incurred if the lease had not been obtained; c) requiring seller-lessees in a sale-leaseback transaction to recognize the entire gain from the sale of the underlying asset at the time of sale rather than over the leaseback term; and d) expanding disclosures to provide quantitative and qualitative information about lease transactions. ASU 2016-02 is effective for all annual and interim periods beginning January 1, 2019, and is required to be applied retrospectively to the earliest period presented at the date of initial application, with early adoption permitted. The Company is evaluating the impact of ASU 2016-02.

ASU 2017-11, “Earnings Per Share, Distinguishing Liabilities from Equity, Derivatives and Hedging”, issued in July 2017, changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature will no longer preclude equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) would not be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). ASU 2017-11 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company is evaluating the impact of ASU 2017-11.

There are no other accounting pronouncements issues during the First Quarter 2018 that are expected to have or that could have a significant impact on our financial position or results of operations.

Reclassifications

Certain items have been reclassified from the prior year to conform to the current year presentation.

Note B – Inventory

Inventory is comprised of the following:

	March 31, 2018	December 31, 2017

Raw Materials	$1,004,000	$1,023,000
Work In Process	407,000	403,000
Finished Goods	498,000	547,000
Allowance for slow moving and obsolete inventory	(521,000)	(500,000)
	$1,388,000	$1,473,000

Note C – Net Loss Per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted average number of outstanding common shares during the period. Diluted net loss per common share includes the weighted average dilutive effect of stock options and warrants. Potential common shares outstanding as of March 31, 2018 and 2017:

	March 31, 2018	March 31, 2017

Warrants	2,000,000	2,060,000
Options	2,147,000	2,107,000
	4,147,000	4,167,000

The number of securities not included in the diluted net loss per share for the First Quarter 2018 and First Quarter 2017 was 4,147,000 and 4,167,000, respectively, as their effect would have been anti-dilutive due to the net loss in the First Quarter 2018 and First Quarter 2017.

Note D – Litigation/Legal Matters

ABMC v. Premier Biotech, Inc., Todd Bailey, et al.

In February 2017, the Company filed a complaint in the Supreme Court of the State of New York in Columbia County against Premier Biotech Inc., Premier Biotech Labs, LLC and its principals, including its President Todd Bailey (“Bailey”), and Peckham Vocational Industries, Inc. (together the “Defendants”). Bailey formerly served as the Company’s Vice President of Sales and Marketing and as a sales consultant until December 23, 2016. The complaint seeks preliminary and permanent injunctions and a temporary restraining order against Bailey (for his benefit or the benefit of another party or entity) related to the solicitation of Company customers as well as damages related to any profits and revenues that would result from actions taken by the Defendants related to Company customers.

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

Note E – Line of Credit and Debt

	March 31, 2018	December 31, 2017
Loan and Security Agreement with Cherokee Financial, LLC: 5 year note at an annual interest rate of 8% plus a 1% annual oversight fee, interest only and oversight fee paid quarterly with first payment being made on May 15, 2015, annual principal reduction payment of $75,000 due each year beginning on February 15, 2016, with a final balloon payment being due on February 15, 2020. Loan is collateralized by a first security interest in building, land and property.	$975,000	$1,050,000
Crestmark Line of Credit: 3 year line of credit maturing on June 22, 2020 with interest payable at a variable rate based on WSJ Prime plus 2% with a floor or 5.25%; loan fee of 0.5% annually & monthly maintenance fee of 0.3% on actual loan balance from prior month. Early termination fee of 2% if terminated in year 2 or after (and prior to natural expiration). Loan is collateralized by first security interest in receivables and inventory and the all-in interest rate as of the date of this report is 12.43%.	492,000	446,000
Crestmark Equipment Term Loan: 38 month equipment loan related to the purchase of manufacturing equipment, at an interest rate of WSJ Prime Rate plus 3%; or 7.75% as of the date of this report.	28,000	31,000
Loan Agreement with Cherokee Financial LLC: 1 year note at an annual interest rate of 12% paid quarterly in arrears with first interest payment being due on May 15, 2018 and a balloon payment being due on February 15, 2019.	150,000	0
	1,645,000	1,527,000
Less debt discount & issuance costs (Cherokee Financial, LLC Loan)	(196,000)	(203,000)
Total debt, net	1,449,000	1,324,000

Current portion	729,000	533,000
Long-term portion, net of current portion	$720,000	$791,000

LOAN AND SECURITY AGREEMENT WITH CHEROKEE FINANCIAL, LLC (“CHEROKEE”)

On March 26, 2015, the Company entered into a LSA with Cherokee Financial, LLC (the “Cherokee LSA”). The debt with Cherokee is collateralized by a first security interest in real estate and machinery and equipment. Under the Cherokee LSA, the Company was provided the sum of $1,200,000 in the form of a 5-year Note at an annual interest rate of 8%. The Company is making interest only payments quarterly on the Cherokee LSA, with the first interest payment paid on May 15, 2015. The Company is also required to make an annual principal reduction payment of $75,000 on each anniversary of the date of the closing; with the first principal reduction payment being made on February 15, 2016 and the most recent principal reduction payment being made on February 15, 2018 with the proceeds received from a new term loan with Cherokee Financial, LLC (See “Term Loan with Cherokee” within this Note). A final balloon payment is due on March 26, 2020. In addition to the 8% interest, the Company pays Cherokee a 1% annual fee for oversight and administration of the loan. This oversight fee is paid in cash and is paid contemporaneously with the quarterly interest payments. The Company can pay off the Cherokee loan at any time with no penalty; except that a 1% administration fee would be required to be paid to Cherokee to close out all participations.

The Company received net proceeds of $80,000 after $1,015,000 of debt payments, and $105,000 in other expenses and fees. With the adoption of ASU No. 2015-03 in the First Quarter of Fiscal 2016, these transaction costs (with the exception of the interest expense) are being deducted from the balance on the Cherokee LSA and are being amortized over the term of the debt.

The Company recognized $44,000 in interest expense related to the Cherokee LSA in the First Quarter 2018 (of which $24,000 is debt issuance cost amortization recorded as interest expense), and $39,000 in interest expense in the First Quarter 2017 (of which $23,000 is debt issuance cost amortization recorded as interest expense). The Company had $12,000 in accrued interest expense at March 31, 2018 related to the Cherokee LSA.

As of March 31, 2018, the balance on the Cherokee LSA is $975,000; however the discounted balance is $779,000. As of December 31, 2017, the balance on the Cherokee LSA is $1,050,000; however the discounted balance is $847,000.

LINE OF CREDIT WITH CRESTMARK BANK (“CRESTMARK”)

On June 29, 2015 (the “Closing Date”), the Company entered into a Loan and Security Agreement (“LSA”) with Crestmark related to a revolving line of credit (the “Crestmark LOC”). The Crestmark LOC is used for working capital and general corporate purposes and expires on June 22, 2020.

The Crestmark LOC provides the Company with a revolving line of credit up to $1,500,000 (“Maximum Amount”) with a minimum loan balance requirement of $500,000. At March 31, 2018, the Company did not meet this minimum loan balance requirement as our balance was $492,000. Under the LSA, Crestmark has the right to calculate (and is calculating) interest on the minimum balance requirement rather than the actual balance on the Crestmark LOC. The Crestmark LOC is secured by a first security interest in the Company’s inventory, and receivables and security interest in all other assets of the Company (in accordance with permitted prior encumbrances).

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

So long as any obligations are due to Crestmark, the Company must comply with a minimum Tangible Net Worth (“TNW”) Covenant of at least $650,000. Additionally, if a quarterly net income is reported, the TNW covenant will increase by 50% of the reported net income. If a quarterly net loss is reported, the TNW covenant will remain the same as the prior quarter’s covenant amount. TNW is defined as: Total Assets less Total Liabilities less the sum of (i) the aggregate amount of non-trade accounts receivables, including accounts receivables from affiliated or related persons, (ii) prepaid expenses, (iii) deposits, (iv) net lease hold improvements, (v) goodwill and (vi) any other asset that would be treated as an intangible asset under GAAP; plus Subordinated Debt. Subordinated Debt means any and all indebtedness presently or in the future incurred by the Company to any creditor of the Company entering into a written subordination agreement with Crestmark. The Company was not in compliance with this covenant at December 31, 2017 however, the Company received a waiver from Crestmark for the December 31, 2017 TNW requirement. As consideration for the granting of the waiver, Crestmark increased the interest rate on the Crestmark LOC from current Prime Rate plus 2% to the Prime Rate plus 3%. The increase in interest rate was effective as of May 1, 2018. The Company was also not in compliance with the TNW covenant at March 31, 2018; as of the date of this report, the Company is in the process of obtaining another waiver from Crestmark. Due to internal requirements within Crestmark, the waiver could not be obtained prior to the date of this report. There was no additional consideration to Crestmark for the issuance of this waiver for the year ended December 31, 2017; rather the increase in interest rate will remain in place until such time that the Company is back in compliance with the TNW covenant.

If the Company terminates the LSA prior to June 22, 2020, an early exit fee of 2% of the Maximum Amount (plus any additional amounts owed to Crestmark at the time of termination) would be due.

In the event of a default of the LSA, which includes but is not limited to, failure of the Company to make any payment when due and non-compliance with the TNW covenant (that is not waived by Crestmark), Crestmark is permitted to charge an Extra Rate. The Extra Rate is the Company’s then current interest rate plus 12.75% per annum. As of the date of this report, Crestmark has not elected to charge the Extra Rate even though the Company is not in compliance with the TNW covenant as of March 31, 2018 as the Company expects to receive a waiver from Crestmark.

Interest on the Crestmark LOC is at a variable rate based on the Prime Rate plus 2% with a floor of 5.25%. As of March 31, 2018, the interest only rate on the Crestmark LOC was 6.75%. As of March 31, 2018, with all fees considered (the interest rate + an Annual Loan Fee of $7,500 + a monthly maintenance fee of 0.30% of the actual average monthly balance from the prior month), the interest rate on the Crestmark LOC was 11.43%. With the change in the interest rate from Prime plus 2% to Prime plus 3% (as a result of Crestmark’s waiver of the Company’s non-compliance with the TNW covenant), as of the date of this report, the interest only rate is 7.75% and the rate with all fees is 12.43%.

The Company recognized $21,000 in interest expense related to the Crestmark LOC in the First Quarter 2018, of which $8,000 was debt issuance costs related to interest expense. The Company recognized $26,000 in interest expense related to the Crestmark LOC in the First Quarter 2017, of which $8,000 was debt issuance costs related to interest expense.

Given the nature of the administration of the Crestmark LOC, at March 31, 2018, the Company had $0 in accrued interest expense related to the Crestmark Line of Credit, and there is $0 in additional availability under the Crestmark LOC.

As of March 31, 2018, the balance on the Crestmark LOC was $492,000, and as of December 31, 2017, the balance on the Crestmark LOC was $446,000.

EQUIPMENT LOAN WITH CRESTMARK

On May 1, 2017, the Company entered into term loan with Crestmark in the amount of $38,000 related to the purchase of manufacturing equipment. The equipment loan is collateralized by a first security interest in a specific piece of manufacturing equipment. The Company executed an amendment to its LSA and Promissory Note with Crestmark. The amendments addressed the inclusion of the term loan into the LSA and an extension of the Crestmark LOC. No terms of the Crestmark LOC were changed in the amendment. The interest rate on the term loan is the WSJ Prime Rate plus 3%; or 7.75% as of the date of this report. The balance on the equipment loan was $28,000 as of March 31, 2018, and $31,000 as of December 31, 2017. The Company incurred less than $1,000 in interest expense related to the Equipment Loan in First Quarter 2018 and $0 in interest expense in the First Quarter 2017 (as the Equipment Loan was not yet in place). Given the Company has not yet received the waiver for the TNW compliance at March 31, 2018, the Company is in default under the Equipment Loan with Crestmark as of the date of this report. This results in the Equipment Loan being due and payable if called by Crestmark.

TERM LOAN WITH CHEROKEE

On March 2, 2018, the Company entered into a one-year Loan Agreement made as of February 15, 2018 (the “Closing Date”) with Cherokee under which Cherokee provided the Company with $150,000 (the “Cherokee Term Loan”). The proceeds from the Cherokee Term Loan were used by the Company to pay a $75,000 principal reduction payment to Cherokee and $1,000 in legal fees incurred by Cherokee. Net proceeds (to be used for working capital and general business purposes) were $74,000.

The annual interest rate for the Cherokee Term Loan is 12% to be paid quarterly in arrears with the first interest payment being due on May 15, 2018. The Cherokee Term Loan is required to be paid in full on February 15, 2019 unless paid off earlier (with no penalty) at the Company’s sole discretion. In connection with the Cherokee Term Loan, the Company issued 150,000 restricted shares of common stock to Cherokee on March 8, 2018.

In the event of default, this includes, but is not limited to, the Company’s inability to make any payments due under the Cherokee Term Loan, Cherokee has the right to increase the interest rate on the Cherokee Term Loan to 18% and the Company would be required to issue and additional 150,000 restricted shares of common stock to Cherokee.

The Company recognized $5,000 in interest expense related to the Cherokee Term Loan in the First Quarter 2018, of which $3,000 was debt issuance costs related to interest expense, and $0 in interest expense in the First Quarter 2017 (as the Cherokee Term Loan was not yet in place). The balance on the Cherokee Term Loan was $150,000 at March 31, 2018 and $0 at December 31, 2017 (as the Cherokee Term Loan was not yet in place).

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

During the First Quarter 2018 and the First Quarter 2017, the Company issued 0 options to purchase shares of common stock.

Stock option activity for the First Quarter 2018 and the First Quarter 2017 is summarized as follows (the figures contained within the tables below have been rounded to the nearest thousand):

	First Quarter 2018			First Quarter 2017
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of March 31, 2018	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of March 31, 2017
Options outstanding at beginning of year	2,147,000	$0.13		2,107,000	$0.13
Granted	0	NA		0	NA
Exercised	0	NA		0	NA
Cancelled/expired	0	NA		0	NA
Options outstanding at end of year	2,147,000	$0.13	$15,000	2,107,000	$0.13	$15,000
Options exercisable at end of year	2,022,000	$0.13		1,485,000	$0.13

The Company recognized $4,000 in share based payment expense in the First Quarter 2018 and $11,000 in share based payment expense in the First Quarter 2017. At March 31, 2018 there was approximately $2,000 of total unrecognized share based payment expense related to stock options. This cost is expected to be recognized over 2 months.

Warrants

Warrant activity for the First Quarter 2018 and the First Quarter 2017 is summarized as follows:

	First Quarter 2018			First Quarter 2017
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of March 31, 2018	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of March 31, 2017
Warrants outstanding at beginning of year	2,060,000	$0.18		2,060,000	$0.18
Granted	0	NA		0	NA
Exercised	0	NA		0	NA
Cancelled/expired	60,000	$0.18		0	NA
Warrants outstanding at end of year	2,000,000	$0.18	None	2,060,000	$0.18	None
Warrants exercisable at end of year	2,000,000	$0.18		2,060,000	$0.18

In the First Quarter 2018 and First Quarter 2017, the Company recognized $0 in debt issuance and deferred finance costs related to the issuance of the above warrants outstanding. As of March 31, 2018, there was $0 of total unrecognized expense.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provides information, which we believe is relevant to an assessment and understanding of our financial condition and results of operations. The discussion should be read in conjunction with the Interim Condensed Financial Statements contained herein and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words “believes”, “anticipates”, “estimates”, “expects”, “intends”, “projects”, and words of similar import, are forward-looking as that term is defined by the Private Securities Litigation Reform Act of 1995 (“1995 Act”), and in releases issued by the United State Securities and Exchange Commission (the “Commission”). These statements are being made pursuant to the provisions of the 1995 Act and with the intention of obtaining the benefits of the “Safe Harbor” provisions of the 1995 Act. We caution that any forward-looking statements made herein are not guarantees of future performance and that actual results may differ materially from those in such forward-looking statements as a result of various factors, including, but not limited to, any risks detailed herein, in our “Risk Factors” section of our Form 10-K for the year ended December 31, 2017, in our most recent reports on Form 10-Q and Form 8-K and from time to time in our other filings with the Commission, and any amendments thereto. Any forward-looking statement speaks only as of the date on which such statement is made, and we are not undertaking any obligation to publicly update any forward-looking statements. Readers should not place undue reliance on these forward-looking statements.

Overview/Plan of Operations

Sales in the First Quarter 2018 were negatively impacted by the loss of an account in the fourth quarter of the year ended December 31, 2017 and the expiration of another government account in the First Quarter 2018. The account lost in 2017 is a subject of the litigation we initiated against a former Vice President, Sales & Marketing/Sales Consultant (See Note D – Litigation/Legal Matters). Along with these losses, products manufactured outside of the United States continue to dominate our markets; especially those markets where cost is the driving factor.

We have reorganized and restructured our sales and marketing department, and throughout the year ended December 31, 2017, we brought on new products and service offerings to diversify our revenue stream through third party relationships. These new products and services include products for the detection of alcohol, alternative sample options for drug testing (such as lab based oral fluid testing and hair testing) as well as toxicology management services. We are also now offering customers lower-cost alternatives for onsite drug testing. We have not yet derived any significant revenue from these additions; however, we are seeing a trend of increasing sales of the lower cost product alternative.

We expect new products and our ability to sell those products in new markets will be a future growth driver. In August 2017, the U.S. Food and Drug Administration granted over-the-counter marketing clearance for our Rapid TOX Cup® II (an all-inclusive, urine based drug testing cup). In January 2018, we retained a Director of Clinical Sales to spearhead our efforts in the rehabilitation/drug treatment, pain management and other clinical markets. We are hopeful that this marketing clearance and the efforts of the new sales director will enable us to further penetrate clinical markets. We are also hopeful that the receipt of the FDA clearance will enable us to increase our business with our laboratory alliance. We are also re-focusing our efforts related to oral fluid drug testing in the year ending December 31, 2018; primarily as a result of changes in our regulatory environment and the distribution options available for alternative oral fluid products. And finally, we are currently discussing a number of contract manufacturing opportunities with other entities.

Although operating expenses continued to decline when comparing the First Quarter 2018 with the First Quarter 2017, gross profit margin was negatively impacted as a result of manufacturing inefficiencies. We continuously examine all expenses (operational and product costs) in efforts to minimize losses and to work toward profitability (when/if sales levels rebound). Our facilities have been partially consolidated and debt has been refinanced at better interest rates (although further improvement in rates is desirable). We also continued to maintain a salary deferral program for our sole executive officer and another member of senior management throughout the First Quarter 2018. The salary deferral program consists of a 20% salary deferral for our Chief Executive Officer/Principal Financial Officer Melissa Waterhouse and our non-executive VP Operations. As of March 31, 2018, we had total deferred compensation owed of $280,000 As cash flow from operations allows, we intend to repay portions of the deferred compensation, however we did not make any payments on deferred compensation in the First Quarter 2018 or the First Quarter 2017. We expect the salary deferral program will continue for up to another 12 months.

Our continued existence is dependent upon several factors, including our ability to: 1) raise revenue levels even though we have lost significant accounts and the market continues to be infiltrated by product manufactured outside of the United States, 2) control operational costs to generate positive cash flows, 3) maintain our current credit facilities or refinance our current credit facilities if necessary, and 4) if needed, our ability to obtain working capital by selling additional shares of our common stock.

Results of operations for the First Quarter 2018 compared to the First Quarter 2017

NET SALES: Net sales for the First Quarter 2018 decreased $275,000, or 20.9%, when compared to net sales in the First Quarter 2017. The decrease in sales is primarily due to $220,000 in sales to a government account lost in the latter part of the year ended December 31, 2017. The loss of this account is due to actions we have alleged were taken by a former Vice President Sales & Marketing/Sales Consultant (Todd Bailey) and, are the subject of ongoing litigation. Other government sales declined slightly along with international sales (which we believe is related to timing issues). Contract manufacturing sales only contributed slightly to the decline in sales in the First Quarter 2018 (even with the anticipated expiration of one of our contract manufacturing agreements in 2018) since contract manufacturing orders in the First Quarter 2017 were already decreased from prior historic levels. Sales in the clinical market improved slightly which minimally offset the declines discussed previously.

GROSS PROFIT: Gross profit decreased to 35.7% of net sales in the First Quarter 2018 from 42.9% of net sales in the First Quarter 2017. This decrease in gross profit stems primarily from the fact that decreased sales resulted in a decrease in the number of testing strips made in the First Quarter 2018 when compared to the First Quarter 2017. The majority of our labor and overhead costs are fixed. When revenues decline, fewer testing strips are produced; this results in a manufacturing inefficiency (i.e. less fixed overhead cost absorption and a higher amount being expensed through cost of goods). In addition, the low product prices from foreign manufacturers have required us to decrease pricing of our own products to be more competitive. We are closely examining our production schedules and requirements and anticipate making adjustments to our production schedule to mitigate any future inefficiencies.

OPERATING EXPENSES: Operating expenses decreased $54,000, or 8.5%, in the First Quarter 2018 compared to the First Quarter 2017. Expenses in research and development and selling and marketing decreased while general and administrative expense increased slightly. More specifically:

Research and development (“R&D”)

R&D expense decreased $21,000, or 45.7%, when comparing the First Quarter 2018 with the First Quarter 2017. Decreased FDA compliance costs (associated with the timing of actions taken related to our FDA marketing clearance application) were the primary reason for the decline in expenses. All other expense remained relatively consistent with expense in the First Quarter 2017. In the First Quarter 2018, our R&D department primarily focused their efforts on the enhancement of our current products and the evaluation of potential contract manufacturing opportunities.

Selling and marketing

Selling and marketing expense in the First Quarter 2018 decreased $35,000, or 17.9% when compared to the First Quarter 2017. Reductions in sales & marketing salaries and benefits (due to decreased sales and marketing personnel) were partially offset by increased costs related to trade show attendance and postage (as we increase our efforts related to sales in the clinical markets). In the First Quarter 2018, we promoted additional products (through relationships with third parties) for the detection of alcohol, alternative sample options for drug testing (such as lab based oral fluid testing and hair testing) as well as toxicology management services and lower-cost alternatives for onsite drug testing. The addition of these offerings did not result in a material increase in selling and marketing expense. In the First Quarter 2018, we re-focused our efforts related to oral fluid drug testing; primarily as a result of changes in our regulatory environment and the distribution options available for alternative oral fluid products. With the addition of a Director of Clinical Sales (retained in January 2018), we have also increased our marketing efforts in the rehabilitation/drug treatment, pain management and other clinical markets.

General and administrative (“G&A”)

G&A expense increased $2,000, or less than 1%, in the First Quarter 2018 when compared to G&A expense in the First Quarter 2017. Increases in amortization of financial advisory fees, accounting fees, legal fees (associated with the ABMC vs. Bailey, et al litigation), and fees associated with our ISO certification (as 2018 was a recertification year and 2017 was a renewal year) were virtually offset by decreased costs associated with patents (due to less patent activity in 2018), consulting fees and share based payment expense (due to less options outstanding subject to amortization). Share based payment expense was $4,000 in the First Quarter 2018 compared to $11,000 in the First Quarter 2017.

Other income and expense:

Other expense in the First Quarter 2018 consisted of interest expense associated with our credit facilities (our line of credit and equipment loan with Crestmark Bank and our two loans with Cherokee Financial, LLC), offset by other income related to gains on certain liabilities. Other expense in the First Quarter 2017 consisted of interest expense (related to our line of credit with Crestmark Bank and our loan and security agreement with Cherokee Financial, LLC).

Liquidity and Capital Resources as of March 31, 2018

Our cash requirements depend on numerous factors, including but not limited to manufacturing costs (such as raw materials, equipment, etc.), selling and marketing initiatives, product development activities, regulatory costs, legal costs associated with current litigation, and effective management of inventory levels and production levels in response to sales forecasts. We expect to devote capital resources related to selling and marketing initiatives and we expect that we will incur increased legal costs due to ongoing litigation in the year ending December 31, 2018. We are examining other growth opportunities including strategic alliances. Given our current and historical cash position, such activities would need to be funded from the issuance of additional equity or additional credit borrowings, subject to market and other conditions. Our financial statements for the year ended December 31, 2017 were prepared assuming we will continue as a going concern.

Our current cash balances, together with cash generated from future operations and amounts available under our credit facilities may not be sufficient to fund operations through May 2019. Our current line of credit expires on June 22, 2020 and has a maximum availability of $1,500,000. However, the amount available under our line of credit is based upon the balance of our accounts receivable and inventory so, we do not have the maximum available to borrow. As of March 31, 2018, based on our availability calculation, there were no additional amounts available under our line of credit because we draw any balance available on a daily basis. If sales levels continue to decline, we will have reduced availability on our line of credit due to decreased accounts receivable balances. In addition, we would expect our inventory levels to decrease if sales levels decline further, which would result in further reduced availability on our line of credit. If availability under our line of credit is not sufficient to satisfy our working capital and capital expenditure requirements, we will be required to obtain additional credit facilities or sell additional equity securities, or delay capital expenditures which could have a material adverse effect on our business. There is no assurance that such financing will be available or that we will be able to complete financing on satisfactory terms, if at all.

As of March 31, 2018, we had the following debt/credit facilities:

Facility	Debtor	Balance as of March 31, 2018
Loan and Security Agreement	Cherokee Financial, LLC	$975,000
Revolving Line of Credit	Crestmark Bank	$492,000
Equipment Loan	Crestmark Bank	$28,000
Term Loan	Cherokee Financial, LLC	$150,000
Total Debt		$1,645,000

Working Capital

Our working capital decreased $294,000 to $183,000 at the end of the First Quarter 2018 from $477,000 at year end December 31, 2017. This decrease in working capital is primarily the result of decreased sales. We have historically satisfied working capital requirements through cash from operations and bank debt.

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

The decline in sales has resulted in lower than average cash balances and lower availability on our line of credit. Two large government accounts (one of which was in the year ended December 31, 2017 and the other in the year ended December 31, 2016) were lost due to alleged actions on the part of a former Vice President Sales and Marketing/Sales Consultant (Todd Bailey) and are the subject of ongoing litigation. These two accounts represented approximately $1,000,000 in annual sales to the Company (of which approximately $800,000 will impact sales revenues in the year ending December 31, 2018 (when compared to the year ended December 31, 2017). We are also experiencing declines in other areas of direct sales. To address the declines, we are promoting new products and service offerings to diversify our revenue stream. These new products and services (through relationships with third parties) include products for the detection of alcohol, alternative sample options for drug testing (such as lab based oral fluid testing and hair testing) as well as toxicology management services and lower-cost alternatives for onsite drug testing. We are also re-focusing our efforts related to oral fluid drug testing in the year ending December 31, 2018; primarily as a result of changes in our regulatory environment and the distribution options available for alternative oral fluid products. And finally, we are currently discussing a number of contract manufacturing opportunities with other entities.

Our ability to remain compliant with our obligations under our current credit facilities will depend on our ability to replace lost sales and further increase sales. Our ability to repay our current debt may also be affected by general economic, financial, competitive, regulatory, business and other factors beyond our control, including those discussed herein. If we are unable to meet our credit facility obligations, we would be required to raise money through new equity and/or debt financing(s) and, there is no assurance that we would be able to find new financing, or that any new financing would be at favorable terms.

We were not in compliance with the TNW covenant under our Crestmark LOC as of December 31, 2017 or March 31, 2018; however, we received a waiver from Crestmark for the year ended December 31, 2017. . As of the date of this report, the Company is in the process of obtaining another waiver from Crestmark related to the TNW non-compliance for the quarter ended March 31, 2018. Due to internal requirements within Crestmark, the waiver could not be obtained prior to the date of this report. As consideration for the granting of the waiver for the year ended December 31, 2017, Crestmark increased our interest rate on the Crestmark Line of Credit from the current Prime Rate plus 2% to the Prime Rate plus 3%, effective as of May 1, 2018. A failure to comply with the TNW covenant under our Crestmark Line of Credit (a failure that is not waived by Crestmark) could result in an event of default, which, if not cured, could result in the Company being required to pay much higher costs associated with the indebtedness. Also, the Company has not yet received the waiver for the TNW compliance at March 31, 2018, the Company is in default under the Equipment Loan with Crestmark as of the date of this report. This results in the Equipment Loan being due and payable if called by Crestmark. If we are forced to refinance our debt on less favorable terms, our results of operations and financial condition could be adversely affected by increased costs and rates. We may also be forced to pursue one or more alternative strategies, such as restructuring, selling assets, reducing or delaying capital expenditures or seeking additional equity capital. There can be no assurances that any of these strategies could be implemented on satisfactory terms, if at all.

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

Item 1A. Risk Factors

There have been no material changes to our risk factors set forth in Part I, Item 1A, in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As previously disclosed in a Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2018, in connection with our Term Loan with Cherokee Financial, LLC, we were required to issue 150,000 restricted shares of common stock to Cherokee Financial, LLC within 30 days of March 2, 2018 (the execution date of the term loan). We issued the required shares on March 8, 2018.

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
101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheet, (ii) Condensed Statements of Income (iii) Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN BIO MEDICA CORPORATION
(Registrant)

Dated: May 14, 2018	By:	/s/ Melissa A. Waterhouse
Melissa A. Waterhouse
Chief Executive Officer (Principal Executive Officer) Principal Financial Officer Principal Accounting Officer