Form 10-Q
period 2018-06-30
AMERICAN BIO MEDICA CORP
filed 2018-08-14
CIK 896747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

30,244,332 Common Shares as of August 14, 2018

American Bio Medica Corporation

Index to Quarterly Report on Form 10-Q
For the quarter ended June 30, 2018

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

American Bio Medica Corporation
Condensed Balance Sheets
	June 30,	December 31,
	2018	2017
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$76,000	$36,000
Accounts receivable, net of allowance for doubtful accounts of $56,000 at June 30, 2018 and $52,000 at December 31, 2017	512,000	348,000
Inventory, net of allowance of $541,000 at June 30, 2018 and $500,000 at December 31, 2017	1,261,000	1,473,000
Prepaid expenses and other current assets	33,000	97,000
Total current assets	1,882,000	1,954,000

Property, plant and equipment, net	754,000	792,000
Patents, net	119,000	109,000
Other assets	21,000	21,000
Deferred finance costs – line of credit, net	0	15,000
Total assets	$2,776,000	$2,891,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$349,000	$374,000
Accrued expenses and other current liabilities	358,000	311,000
Wages payable	252,000	259,000
Line of credit	596,000	446,000
Current portion of long-term debt	237,000	87,000
Total current liabilities	1,792,000	1,477,000

Other liabilities/debt	13,000	19,000
Long-term debt, net of current portion and deferred finance costs	733,000	772,000
Total liabilities	2,538,000	2,268,000

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Preferred stock; par value $.01 per share; 5,000,000 shares authorized, none issued and outstanding at June 30, 2018 and December 31, 2017	0	0
Common stock; par value $.01 per share; 50,000,000 shares authorized; 29,966,554 issued and outstanding at June 30, 2018 and 29,782,770 issued and outstanding as of December 31, 2017	300,000	298,000
Additional paid-in capital	21,196,000	21,170,000
Accumulated deficit	(21,258,000)	(20,845,000)
Total stockholders’ equity	238,000	623,000
Total liabilities and stockholders’ equity	$2,776,000	$2,891,000

The accompanying notes are an integral part of the condensed financial statements

American Bio Medica Corporation
Condensed Statements of Operations
(Unaudited)
	For The Six Months Ended
	June 30,
	2018	2017
Net sales	$2,110,000	$2,621,000

Cost of goods sold	1,301,000	1,491,000

Gross profit	809,000	1,130,000

Operating expenses:
Research and development	44,000	68,000
Selling and marketing	310,000	372,000
General and administrative	736,000	778,000
	1,090,000	1,218,000

Operating loss	(281,000)	(88,000)

Other income / (expense):
Interest expense	(146,000)	(134,000)
Other income, net	15,000	20,000
Interest income	1,000	0
	(130,000)	(114,000)

Net loss before tax	(411,000)	(202,000)

Income tax expense	(2,000)	(1,000)

Net loss	$(413,000)	$(203,000)

Basic and diluted loss per common share	$(0.01)	$(0.01)

Weighted average number of shares outstanding – basic & diluted	29,879,754	29,043,692

The accompanying notes are an integral part of the condensed financial statements

American Bio Medica Corporation
Condensed Statements of Operations
(Unaudited)
	For The Three Months Ended
	June 30,
	2018	2017
Net sales	$1,069,000	$1,306,000

Cost of goods sold	632,000	741,000

Gross profit	437,000	565,000

Operating expenses:
Research and development	19,000	22,000
Selling and marketing	148,000	176,000
General and administrative	344,000	388,000
	511,000	586,000

Operating loss	(74,000)	(21,000)

Other income / (expense):
Interest expense	(76,000)	(69,000)
Other income, net	4,000	20,000
Interest income	1,000	0
	(71,000)	(49,000)

Net loss before tax	(145,000)	(70,000)

Income tax expense	(2,000)	(1,000)

Net loss	$(147,000)	$(71,000)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of shares outstanding – basic	29,936,111	29,242,388

The accompanying notes are an integral part of the condensed financial statements

American Bio Medica Corporation
Condensed Statements of Cash Flows
(Unaudited)
	For The Six Months Ended
	June 30
	2018	2017
Cash flows from operating activities:
Net loss	$(413,000)	$(203,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	42,000	43,000
Amortization of debt issuance costs	70,000	63,000
Allowance for doubtful accounts	4,000	0
Provision for slow moving and obsolete inventory	41,000	19,000
Share-based payment expense	7,000	23,000
Changes in:
Accounts receivable	(168,000)	74,000
Inventory	171,000	113,000
Prepaid expenses and other current assets	64,000	54,000
Accounts payable	(25,000)	(26,000)
Accrued expenses and other current liabilities	48,000	(13,000)
Wages payable	(7,000)	(31,000)
Net cash (used in) / provided by operating activities	(166,000)	116,000

Cash flows from investing activities:
Patent application costs	(13,000)	(13,000)
Purchase of property, plant and equipment	0	(38,000)
Net cash used in investing activities	(13,000)	(51,000)

Cash flows from financing activities:
Proceeds from / (payments on) debt financing	69,000	(38,000)
Proceeds from lines of credit	2,235,000	2,835,000
Payments on lines of credit	(2,085,000)	(2,880,000)
Net cash provided by / (used in) financing activities	219,000	(83,000)

Net change in cash and cash equivalents	40,000	(18,000)
Cash and cash equivalents - beginning of period	36,000	156,000

Cash and cash equivalents - end of period	$76,000	$138,000

Supplemental disclosures of cash flow information
Non-cash transactions:
Consulting expense prepaid with restricted stock	$42,000	$50,000
Debt issuance cost paid with restricted stock	$18,000	$0
Director Fee paid with restricted stock	$3,000	$0
Cash paid during period for interest	$76,000	$71,000
Cash paid during period for taxes	$2,000	$1,000

The accompanying notes are an integral part of the condensed financial statements

Notes to condensed financial statements (unaudited)
June 30, 2018

Note A - Basis of Reporting

The accompanying unaudited interim condensed financial statements of American Bio Medica Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. Accordingly, these unaudited interim condensed financial statements do not include all information and footnotes required by U.S. GAAP for complete financial statement presentation. These unaudited interim condensed financial statements should be read in conjunction with audited financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. In the opinion of management, the interim condensed financial statements include all normal, recurring adjustments which are considered necessary for a fair presentation of the financial position of the Company at June 30, 2018, and the results of operations and cash flows for the three and six month periods ended June 30, 2018 and June 30, 2017.

Operating results for the six months ended June 30, 2018 are not necessarily indicative of results that may be expected for the year ending December 31, 2018. Amounts at December 31, 2017 are derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

During the six months ended June 30, 2018, there were no significant changes to the Company’s critical accounting policies, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

These unaudited interim condensed financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. The independent registered public accounting firm’s report on the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, contained an explanatory paragraph regarding the Company’s ability to continue as a going concern. As of the date of this report, the Company’s current cash balances, together with cash generated from future operations and amounts available under the Company’s credit facilities may not be sufficient to fund operations through August 2019. The Company’s current line of credit matures on June 29, 2020. The maximum availability on the Company’s line of credit remains to be $1,500,000. However, the amount available under the Company’s line of credit is based upon the Company’s accounts receivable and inventory. As of June 30, 2018, based on the Company’s availability calculation, there were no additional amounts available under the Company’s line of credit because the Company draws any balance available on a daily basis.

As discussed in more detail in “Cash Flow, Outlook/Risk”, if sales levels decline further, the Company will have reduced availability on its line of credit due to decreased accounts receivable balances. In addition, the Company would expect its inventory levels to decrease if sales levels decline further, and this would also result in reduced availability on the Company’s line of credit. In addition to this reduced availability, in June 2018, the Company’s line of credit was amended to reduce the maximum availability under the inventory component of its line of credit over the next 25 months. While this will not result in a dramatic impact to our availability today, it will ultimately remove availability related to our inventory under the line of credit. If availability under the Company’s line of credit is not sufficient to satisfy its working capital and capital expenditure requirements, the Company will be required to obtain additional credit facilities or sell additional equity securities, or delay capital expenditures. There is no assurance that such financing will be available or that the Company will be able to complete financing on satisfactory terms, if at all.

Recently Adopted Accounting Standards

The Company adopted the following accounting standards set forth by the Financial Accounting Standards Board (“FASB”):

ASU 2014-09, “Revenue from Contracts with Customers”, issued in May 2014, provides guidance for revenue recognition. The core principle of ASU 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. Examples of the use of judgments and estimates may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The update also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 provides for two transition methods to the new guidance: a retrospective approach and a modified retrospective approach. In August 2015, ASU 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date” was issued as a revision to ASU 2014-09. ASU 2015-14 revised the effective date to fiscal years, and interim periods within those years, beginning after December 15, 2017. Subsequently, additional updates were issued related to this topic, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20. Early adoption of ASU 2014-09 was permitted but not prior to periods beginning after December 15, 2016 (i.e. the original adoption date per ASU No. 2014-09).

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

ASU 2018-07, “Compensation - Stock Compensation/Improvements to Nonemployee Share-Based Payment Accounting”, issued in June 2018, expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The requirements of Topic 718 must be applied to nonemployee awards except for certain exemptions specified in the amendment. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company is evaluating the impact of ASU 2018-07.

There are no other accounting pronouncements issues during the six months ended June 30, 2018 that are expected to have or that could have a significant impact on our financial position or results of operations.

Reclassifications

Certain items have been reclassified from the prior year to conform to the current year presentation.

Note B – Inventory

Inventory is comprised of the following:

	June 30, 2018	December 31, 2017

Raw Materials	$1,031,000	$1,023,000
Work In Process	429,000	403,000
Finished Goods	342,000	547,000
Allowance for slow moving and obsolete inventory	(541,000)	(500,000)
	$1,261,000	$1,473,000

Note C – Net Loss Per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted average number of outstanding common shares during the period. Diluted net loss per common share includes the weighted average dilutive effect of stock options and warrants. Potential common shares outstanding as of June 30, 2018 and 2017:

	June 30, 2018	June 30, 2017

Warrants	2,000,000	2,060,000
Options	2,227,000	2,147,000
	4,227,000	4,207,000

The number of securities not included in the diluted net loss per share for the three and six months ended June 30, 2018 was 4,227,000 as their effect would have been anti-dilutive due to the net loss in the three and six months ended June 30, 2018. The number of securities not included in the diluted net loss per share for the three and six months ended June 30, 2017 was 4,207,000 as their effect would have been anti-dilutive due to the net loss in the three and six months ended June 30, 2017.

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

In January 2018, the court ruled on the motion to dismiss (that was filed by the Defendants in April 2017). The court found that there was jurisdiction over Bailey only. In the Company’s opinion, this ruling does not diminish its standing in the case against Bailey, who again in the Company’s opinion, has always been the primary defendant. The court did not rule on the other motions before them. In February 2018, the Company filed a motion for reconsideration and for leave to serve a supplemental/amended complaint. The new filing asks for reconsideration in the jurisdiction ruling regarding Premier Biotech Inc. and addresses the Company’s intent to further supplement its complaint based on additional (subsequent) damage alleged by ABMC on the part of Bailey and Premier Biotech, Inc. The Company is still awaiting the court’s decision on the most recent filings. Given the stage of the litigation, management is not yet able to opine on the outcome of the case.

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

Note E – Line of Credit and Debt

	June 30, 2018	December 31, 2017
Loan and Security Agreement with Cherokee Financial, LLC: 5 year note at an annual interest rate of 8% plus a 1% annual oversight fee, interest only and oversight fee paid quarterly with first payment being made on May 15, 2015, annual principal reduction payment of $75,000 due each year beginning on February 15, 2016, with a final balloon payment being due on February 15, 2020. Loan is collateralized by a first security interest in building, land and property.	$975,000	$1,050,000
Crestmark Line of Credit: 3 year line of credit maturing on June 22, 2020 with interest payable at a variable rate based on WSJ Prime plus 3% with a floor or 5.25%; loan fee of 0.5% annually & monthly maintenance fee of 0.3% on actual loan balance from prior month. Early termination fee of 2% if terminated prior to natural expiration. Loan is collateralized by first security interest in receivables and inventory and the all-in interest rate as of the date of this report is 13.1%.	596,000	446,000
Crestmark Equipment Loan: 38 month equipment loan related to the purchase of manufacturing equipment, at an interest rate of WSJ Prime Rate plus 3%; or 8.00% as of the date of this report.	25,000	31,000
Term Loan with Cherokee Financial LLC: 1 year note at an annual interest rate of 12% paid quarterly in arrears with first interest payment being made on May 15, 2018 and a balloon payment being due on February 15, 2019.	150,000	0
	1,746,000	1,527,000
Less debt discount & issuance costs (Cherokee Financial LLC loans)	(167,000)	(203,000)
Total debt, net	1,579,000	1,324,000

Current portion	833,000	533,000
Long-term portion, net of current portion	$746,000	$791,000

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

The Company recognized $87,000 in interest expense related to the Cherokee LSA in the six months ended June 30, 2018 (of which $47,000 is debt issuance cost amortization recorded as interest expense) and, $84,000 in interest expense related to the Cherokee LSA in the six months ended June 30, 2017 (of which $47,000 is debt issuance cost amortization recorded as interest expense). The Company had $13,000 in accrued interest expense at June 30, 2018.

The Company recognized $43,000 in interest expense related to the Cherokee LSA in the three months ended June 30, 2018 (of which $23,000 is debt issuance cost amortization recorded as interest expense), and $44,000 in interest expense related to the Cherokee LSA in the three months ended June 30, 2017 (of which $23,000 is debt issuance cost amortization recorded as interest expense.

As of June 30, 2018, the balance on the Cherokee LSA was $975,000; however the discounted balance was $819,000. As of December 31, 2017, the balance on the Cherokee LSA was $1,050,000; however the discounted balance was $847,000.

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

The Maximum Amount is subject to an Advance Formula comprised of: 1) 90% of Eligible Accounts Receivables (excluding, receivables remaining unpaid for more than 90 days from the date of invoice and sales made to entities outside of the United States), and 2) up to 40% of eligible inventory plus up to 10% of Eligible Generic Packaging Components not to exceed the lesser of $350,000, or 100% of Eligible Accounts Receivable. However, as a result of an amendment executed on June 25, 2018, the amount available under the inventory component of the line of credit was changed to 40% of eligible inventory plus up to 10% of Eligible Generic Packaging Components not to exceed the lesser of $250,000 (“Inventory Sub-Cap Limit”) or 100% of Eligible Accounts Receivable. In addition, the Inventory Sub-Cap Limit will be permanently reduced by $10,000 per month commencing on July 1, 2018 and on the first day of the month thereafter until the Inventory Sub-Cap Limit is reduced to $0.

So long as any obligations are due to Crestmark, the Company must comply with a minimum Tangible Net Worth (“TNW”) Covenant. As a result of an amendment executed on June 25, 2018, the TNW covenant was reduced from $650,000 to $150,000 as of June 30, 2018. Additionally, if a quarterly net income is reported, the TNW covenant will increase by 50% of the reported net income. If a quarterly net loss is reported, the TNW covenant will remain the same as the prior quarter’s covenant amount. TNW is still defined as: Total Assets less Total Liabilities less the sum of (i) the aggregate amount of non-trade accounts receivables, including accounts receivables from affiliated or related persons, (ii) prepaid expenses, (iii) deposits, (iv) net lease hold improvements, (v) goodwill and (vi) any other asset that would be treated as an intangible asset under GAAP; plus Subordinated Debt. Subordinated Debt means any and all indebtedness presently or in the future incurred by the Company to any creditor of the Company entering into a written subordination agreement with Crestmark. The Company did not comply with the previous TNW covenant (of $650,000) for March 31, 2018, however, on June 25, 2018; the Company received a waiver from Crestmark with no further changes to the terms of the Crestmark LOC. The Company was also not in compliance with the new TNW covenant as of June 30, 2018. The Company received a waiver from Crestmark for the June 30, 2018 non-compliance with no further changes to the terms of the Crestmark LOC.

If the Company terminates the LSA prior to June 22, 2020, an early exit fee of 2% of the Maximum Amount (plus any additional amounts owed to Crestmark at the time of termination) would be due.

In the event of a default of the LSA, which includes but is not limited to, failure of the Company to make any payment when due and non-compliance with the TNW covenant (that is not waived by Crestmark), Crestmark is permitted to charge an Extra Rate. The Extra Rate is the Company’s then current interest rate plus 12.75% per annum. As of the date of this report, Crestmark has not elected to charge the Extra Rate even though the Company is not in compliance with the TNW covenant as of June 30, 2018.

Interest on the Crestmark LOC is at a variable rate based on the Prime Rate plus 3% with a floor of 5.25%. As of June 30, 2018, the interest only rate on the Crestmark LOC was 8%. As of June 30, 2018, with all fees considered (the interest rate + an Annual Loan Fee of $7,500 + a monthly maintenance fee of 0.30% of the actual average monthly balance from the prior month), the interest rate on the Crestmark LOC was 13.1%.

The Company recognized $44,000 in interest expense related to the Crestmark LOC in the six months ended June 30, 2018 (of which $15,000 is debt issuance cost amortization recorded as interest expense) and $50,000 of interest expense in the six months ended June 30, 2017 (of which $16,000 is debt issuance cost amortization recorded as interest expense).

The Company recognized $23,000 in interest expense related to the Crestmark LOC in the three months ended June 30, 2018 (of which $7,000 is debt issuance cost amortization recorded as interest expense) and $24,000 in interest expense in the three months ended June 30, 2017 (of which $8,000 is debt issuance cost amortization recorded as interest expense).

Given the nature of the administration of the Crestmark LOC, at June 30, 2018, the Company had $0 in accrued interest expense related to the Crestmark LOC, and there is $0 in additional availability under the Crestmark LOC.

As of June 30, 2018, the balance on the Crestmark LOC was $596,000, and as of December 31, 2017, the balance on the Crestmark LOC was $446,000.

EQUIPMENT LOAN WITH CRESTMARK

On May 1, 2017, the Company entered into term loan with Crestmark in the amount of $38,000 related to the purchase of manufacturing equipment. The equipment loan is collateralized by a first security interest in a specific piece of manufacturing equipment. The Company executed an amendment to its LSA and Promissory Note with Crestmark. The amendments addressed the inclusion of the term loan into the LSA and an extension of the Crestmark LOC. No terms of the Crestmark LOC were changed in the amendment. The interest rate on the term loan is the WSJ Prime Rate plus 3%; or 8% as of the date of this report. The balance on the equipment loan was $25,000 as of June 30, 2018, and $31,000 as of December 31, 2017.

The Company incurred $1,000 in interest expense in the six months ended June 30, 2018 related to the Equipment Loan and less than $1,000 in interest expense in the six months ended June 30, 2017. The Company incurred less than $1,000 in interest expense in the three months ended June 30, 2018 related to the Equipment Loan and less than $1,000 in interest expense in the three months ended June 30, 2017.

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

The annual interest rate for the Cherokee Term Loan is 12% to be paid quarterly in arrears with the first interest payment being made on May 15, 2018. The Cherokee Term Loan is required to be paid in full on February 15, 2019 unless paid off earlier (with no penalty) at the Company’s sole discretion. In connection with the Cherokee Term Loan, the Company issued 150,000 restricted shares of common stock to Cherokee on March 8, 2018.

In the event of default, this includes, but is not limited to, the Company’s inability to make any payments due under the Cherokee Term Loan, Cherokee has the right to increase the interest rate on the Cherokee Term Loan to 18% and the Company would be required to issue and additional 150,000 restricted shares of common stock to Cherokee.

The Company recognized $14,000 in interest expense related to the Cherokee Term Loan in the six months ended June 30, 2018 (of which $8,000 was debt issuance costs recorded as interest expense) and $0 in interest expense in the six months ended June 30, 2017 (as the facility was not yet in place). The Company recognized $9,000 in interest expense related to the Cherokee Term Loan in the three months ended June 30, 2018 (of which $5,000 was debt issuance costs recorded as interest expense) and $0 in interest expense in the three months ended June 30, 2017 (as the facility was not yet in place).

As of June 30, 2018, the balance on the Cherokee Term Loan is $150,000 however the discounted balance is $142,000. As of December 31, 2017, the balance on the Cherokee Term loan was $0 (as the facility was not in place at December 31, 2017).

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

During the three months ended June 30, 2018, the Company issued options to purchase 20,000 shares of stock to each of its non-employee board members as an annual stock option grant (for a total of 80,000 options) under the 2001 Plan. During the three months ended June 30, 2017, the Company issued options to purchase 20,000 shares of stock to each of its two non-employee board members as an annual stock option grant (for a total of 40,000 options) under the 2001 Plan.

Stock option activity for the six months ended June 30, 2018 and June 30, 2017 is summarized as follows (the figures contained within the tables below have been rounded to the nearest thousand):

	Six months ended June 30, 2018			Six months ended June 30, 2017
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of June 30, 2018	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of June 30, 2017
Options outstanding at beginning of period	2,147,000	$0.13		2,107,000	$0.13
Granted	80,000	$0.10		40,000	$0.13
Exercised	0	NA		0	NA
Cancelled/expired	0	NA		0	NA
Options outstanding at end of period	2,227,000	$0.13	$5,000	2,147,000	$0.13	$15,000
Options exercisable at end of period	2,147,000	$0.13		1,647,000	$0.13

The Company recognized $7,000 in share based payment expense in the six months ended June 30, 2018 and $23,000 in share based payment expense in the six months ended June 30, 2017. The Company recognized $3,000 in share based payment expense in the three months ended June 30, 2018 and $11,000 in share based payment expense in the three months ended June 30, 2017. At June 30, 2018 there was approximately $6,000 of total unrecognized share based payment expense related to stock options. This cost is expected to be recognized over 11 months.

The following table summarizes weighted-average assumptions using the Black-Scholes option-pricing model used on the date of the grants issued during the six months ended June 30, 2018 and June 30, 2017:

	Six months ended
	2018	2017
Volatility	79%	81%
Expected term (years)	10 years	10 years
Risk-free interest rate	2.90%	2.16%
Dividend yield	0%	0%

Warrants

Warrant activity for the six months ended June 30, 2018 and the six months ended June 30, 2017 is summarized as follows:

	Six months ended June 30, 2018			Six months ended June 30, 2017
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of June 30, 2018	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of June 30, 2017
Warrants outstanding at beginning of period	2,060,000	$0.18		2,060,000	$0.18
Granted	0	NA		0	NA
Exercised	0	NA		0	NA
Cancelled/expired	60,000	$0.18		0	NA
Warrants outstanding at end of period	2,000,000	$0.18	None	2,060,000	$0.18	None
Warrants exercisable at end of period	2,000,000	$0.18		2,060,000	$0.18

In the six months ended June 30, 2018 and June 30, 2017, the Company recognized $0 in debt issuance and deferred finance costs related to the issuance of the above warrants outstanding. In the three months ended June 30, 2018 and June 30, 2017, the Company recognized $0 in debt issuance and deferred finance costs related to the issuance of the above warrants. As of June 30, 2018, there was $0 of total unrecognized expense.

NOTE G - SUBSEQUENT EVENT

The Company entered into an addendum to its Financial Advisory Agreement with Landmark Pegasus, Inc. (‘Landmark”) on August 1, 2018. Under the Financial Advisory Agreement, Landmark provides certain financial advisory services to the Company from July 1, 2018 through December 31, 2018. As consideration for these services, the Company will pay Landmark a retainer fee consisting of 277,778 restricted shares of common stock and the Company will pay Landmark a “success fee” for the consummation of each and any transaction closing during the term of the Financial Advisory Agreement and for 24 months thereafter, inclusive of a sale or merger, between the Company and any party first introduced to the Company by Landmark, or for any other transaction not originated by Landmark but for which Landmark provides substantial support in completing during the term of the Agreement. For certain transactions, the success fee will be paid part upon consummation of a transaction and part paid over a term of not more than five years; all other transactions would be paid upon consummation of the transaction.

As a result of the retainer fees being paid in restricted shares and the resulting percentage of common share ownership, Landmark filed a Schedule 13G in October 2016 related to its ownership of the Company’s common stock and its principal John Moroney has continued to file required Section 16(a) forms. Apart from their status as a shareholder and with respect to the Agreement, there is no material relationship between the Company and Landmark.

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

Overview/Plan of Operations

Sales in the six months ended June 30, 2018 were negatively impacted by the loss of an account in the fourth quarter of the year ended December 31, 2017 and the expiration of another government account in the three months ended June 30, 2018. The account lost in 2017 is a subject of the litigation we initiated against a former Vice President, Sales & Marketing/Sales Consultant (See Note D – Litigation/Legal Matters). Along with these losses, products manufactured outside of the United States continue to dominate our markets; especially those markets where cost is the driving factor.

We have brought on new products and service offerings to diversify our revenue stream through third party relationships. These new products and services include products for the detection of alcohol, alternative sample options for drug testing (such as lab based oral fluid testing and hair testing) as well as toxicology management services. We are also now offering customers lower-cost alternatives for onsite drug testing. While we are not yet seeing significant revenue from these additions; we have continued to see a trend of increasing sales of the lower cost product alternative.

We are focusing our efforts on 1) further penetration of the clinical markets with new products, 2) drug testing with oral fluid in the workplace and 3) contract manufacturing. To further penetrate the clinical markets we retained a Director of Clinical Sales in January 2018 to spearhead our efforts in the rehabilitation/drug treatment, pain management and other clinical markets. We are hopeful that our OTC marketing clearance for our Rapid TOX Cup® II product line, lower cost product alternatives and the renewed focus on clinical markets will enable us to increase sales in this area. In addition, we are currently working with our laboratory alliance in efforts to increase sales under our current contract. A change in the regulatory environment (due to certain exemptions set forth by the U.S. Food and Drug Administration related to workplace and insurance drug testing) has resulted in new efforts to re-enter the workplace market with oral fluid drug testing options. And finally, we are currently discussing a number of contract manufacturing opportunities with other entities; one of which is expected to generate sales starting in the 3rd or 4th quarter of 2018.

Operating expenses continued to decline when comparing the six and three months ended June 30, 2018 with the six and three months ended June 30, 2017. This is a result of our continued efforts to ensure that expenses are in line with revenue. In the six months ended June 30, 2018, we consolidated job responsibilities in certain areas of the Company as a result of employee retirement and other departures; this consolidation enabled us to implement personnel reductions. We also continued to maintain a salary deferral program for our sole executive officer and another member of senior management throughout the six months ended June 30, 2018. The salary deferral program consists of a 20% salary deferral for our Chief Executive Officer/Principal Financial Officer Melissa Waterhouse and our non-executive VP Operations. As of June 30, 2018, we had total deferred compensation owed of $296,000. As cash flow from operations allows, we intend to repay portions of the deferred compensation, however we did not make any payments on deferred compensation in the six months ended June 30, 2018. We did make $16,000 in payments in the six months ended June 30, 2017. We expect the salary deferral program will continue for up to another 12 months.

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

Results of operations for the six months ended June 30, 2018, compared to the six months ended June 30, 2017

NET SALES: Net sales for the six months ended June 30, 2018 decreased $511,000, or 19.5%, when compared to the six months ended June 30, 2017. The majority of the sales decline is due to $456,000 in product sales to a government account lost in the latter part of the year ended December 31, 2017. The loss of this account is due to actions we have alleged were taken by a former Vice President Sales & Marketing/Sales Consultant (Todd Bailey) and, are the subject of ongoing litigation. There was an additional $51,000 in lost government product sales due to the expiration of a contract with another government entity. Contract manufacturing sales also contributed $18,000 to the sales loss with the anticipated expiration of one of our contract manufacturing agreements in early 2018). In the six months ended June 30, 2018, we did see some improvement in other areas of government and international sales, and we also saw increased sales of our lower cost product alternative. These improvements minimally offset the declines.

GROSS PROFIT: Gross profit decreased to 38.3% of net sales in the six months ended June 30, 2018, from 43.1% of net sales in the six months ended June 30, 2017. This decrease in gross profit stems primarily from the fact that decreased sales resulted in a decrease in the number of testing strips made in the six months ended June 30, 2018, when compared to the six months ended June 30, 2017. The majority of our labor and overhead costs are fixed. When revenues decline, fewer testing strips are produced; this results in a manufacturing inefficiency (i.e. less fixed overhead cost absorption and a higher amount being expensed through cost of goods). In addition, the low product prices from foreign manufacturers have required us to decrease pricing of our own products to be more competitive. We have taken actions to adjust our production schedules to mitigate future inefficiencies

Operating expenses decreased $145,000, or 11.9%, in the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Expenses in all operational areas of the Company decreased. More specifically:

Research and development (“R&D”)

R&D expense decreased $24,000, or 35.3%, when comparing the six months ended June 30, 2018 with the six months ended June 30, 2017. Decreased FDA compliance costs (associated with the timing of actions taken related to our FDA marketing clearance application) were the primary reason for the decline in expenses. All other expense remained relatively consistent. In the six months ended June 30, 2018 our R&D department primarily focused their efforts on the evaluation and development of potential contract manufacturing opportunities.

Selling and marketing

Selling and marketing expense in the six months ended June 30, 2018 decreased $62,000, or 16.7% when compared to the six months ended June 30, 2017. Marketing salaries and benefits decreased due to transitioning from an employee based approach to internet marketing to the use of a consulting firm; this expense savings was only nominally offset by an increase in marketing consulting expense. There were also reductions in postage and freight expenses, as well as reduced telephone expense (due to changing telephone vendors). These reductions were partially offset by increased consulting fees (as discussed previously) and increased costs associated with promotional expense and trade show attendance. In the six months ended June 30, 2018, we promoted additional products (through relationships with third parties) for the detection of alcohol, alternative sample options for drug testing (such as lab based oral fluid testing and hair testing) as well as toxicology management services and lower-cost alternatives for onsite drug testing. The addition of these offerings did not result in increased selling and marketing expenses. In the six months ended June 30, 2018, we refocused our efforts on further penetration of the clinical markets, took efforts to re-enter the workplace market with oral fluid drug testing options and increase our contract manufacturing business.

General and administrative (“G&A”)

G&A expense decreased $42,000, or 5.4%, in the six months ended June 30, 2018 when compared to G&A expense in the six months ended June 30, 2017. Decreases in SEC report fees (due to a change in vendor), Quality Assurance (“QA”) salaries (due to retirement of an employee), QA supplies, purchasing salaries, broker fees (due to timing of financing activities), legal fees (due to timing of actions in the ABMC vs. Bailey et al litigation), patents and licenses (due to less patent activity) and share based a payment expense (due to less stock option amortization in 2018) were offset by certain increases. Those increases were in directors fees (due to a full board of directors in 2018 versus vacancies in 2017), accounting fees (due to an increase in our fee schedule with our current auditor), bank service fees (as a result of the receipt of a waiver related to our non-compliance with the TNW covenant for our line of credit) and outside service fees (due to 2018 being a re-certification year for ISO).

Other income and expense:

Other expense in the six months ended June 30, 2018 consisted of interest expense associated with our credit facilities (our line of credit and equipment loan with Crestmark Bank and our two loans with Cherokee Financial, LLC), offset by other income related to gains on certain liabilities and a small amount of interest income. Other expense in the six months ended June 30, 2017 consisted of interest expense (related to our line of credit and equipment loan with Crestmark Bank and our loan and security agreement with Cherokee Financial, LLC) offset by other income related to gains on certain liabilities.

Results of operations for the three months ended June 30, 2018, compared to the three months ended June 30, 2017

NET SALES: Net sales for the three months ended June 30, 2018 decreased $237,000, or 18.1%, when compared to the three months ended June 30, 2017. The majority of the sales decline is due to $236,000 in product sales to a government account lost in the latter part of the year ended December 31, 2017. The loss of this account is due to actions we have alleged were taken by a former Vice President Sales & Marketing/Sales Consultant (Todd Bailey) and, are the subject of ongoing litigation. There was an additional $19,000 in lost government product sales due to the expiration of a contract with another government entity. Contract manufacturing sales also contributed $14,000 to the sales loss with the anticipated expiration of one of our contract manufacturing agreements in early 2018). In the six months ended June 30, 2018, we did see some improvement in clinical markets and international sales, and we also saw increased sales of our lower cost product alternative. These improvements did minimally offset the declines.

GROSS PROFIT: Gross profit decreased to 40.9% of net sales in the three months ended June 30, 2018, from 43.3% of net sales in the three months ended June 30, 2017. This decrease in gross profit stems primarily from the fact that decreased sales resulted in a decrease in the number of testing strips made in the three months ended June 30, 2018 when compared to the three months ended June 30, 2017. The majority of our labor and overhead costs are fixed. When revenues decline, fewer testing strips are produced; this results in a manufacturing inefficiency (i.e. less fixed overhead cost absorption and a higher amount being expensed through cost of goods). In addition, the low product prices from foreign manufacturers have required us to decrease pricing of our own products to be more competitive. We have taken actions to adjust our production schedule to mitigate future inefficiencies.

Operating expenses decreased $92,000, or 15.7%, in the three months ended June 30, 2018 compared to the three months ended June 30, 2017. Expenses in all operational areas of the Company decreased. More specifically:

Research and development (“R&D”)

R&D expense decreased $3,000, or 13.6%, when comparing the three months ended June 30, 2018 with the three months ended June 30, 2017. Decreased FDA compliance costs (associated with the timing of actions taken related to our FDA marketing clearance application) were the primary reason for the decline in expenses along with decreased supplies expense. These declines in expense were partially offset by an increase in R&D salaries (due to the timing of a temporary leave by a R&D employee). In the six months ended June 30, 2018 our R&D department primarily focused their efforts on the evaluation and development of potential contract manufacturing opportunities as well as maintenance of our current product lines.

Selling and marketing

Selling and marketing expense in the three months ended June 30, 2018 decreased $28,000, or 15.9% when compared to the three months ended June 30, 2017. Postage expense decreased along with marketing salaries and benefits (due to transitioning from an employee based approach to internet marketing to the use of a consulting firm; this expense savings was only nominally offset by an increase in marketing consulting expense). These reductions were partially offset by freight expense. In the three months ended June 30, 2018, we promoted additional products (through relationships with third parties) for the detection of alcohol, alternative sample options for drug testing (such as lab based oral fluid testing and hair testing) as well as toxicology management services and lower-cost alternatives for onsite drug testing. The addition of these offerings did not result in increased selling and marketing expenses. In the three months ended June 30, 2018, we refocused our efforts on further penetration of the clinical markets, took efforts to re-enter the workplace market with oral fluid drug testing options and increase our contract manufacturing business.

General and administrative (“G&A”)

G&A expense decreased $44,000, or 11.3%, in the three months ended June 30, 2018 when compared to G&A expense in the three months ended June 30, 2017. Decreases in SEC report fees (due to a change in vendor), QA salaries (due to retirement of an employee), QA supplies, broker fees (due to timing of financing activities), legal fees (due to timing of actions in the ABMC vs. Bailey et al litigation), patents and licenses (due to less patent activity) and share based a payment expense (due to less stock option amortization in 2018) were offset by certain increases. Those increases were in directors’ fees (due to a full board of directors in 2018 versus vacancies in 2017), accounting fees (due to an increase in our fee schedule with our current auditor), bank service fees (as a result of the receipt of a waiver related to our non-compliance with the TNW covenant for our line of credit) and transfer agent fees.

Other income and expense:

Other expense in the three months ended June 30, 2018 consisted of interest expense associated with our credit facilities (our line of credit and equipment loan with Crestmark Bank and our two loans with Cherokee Financial, LLC), offset by other income related to gains on certain liabilities and a small amount of interest income. Other expense in the three months ended June 30, 2017 consisted of interest expense (related to our line of credit and equipment loan with Crestmark Bank and our loan and security agreement with Cherokee Financial, LLC) offset by other income related to gains on certain liabilities.

Liquidity and Capital Resources as of June 30, 2018

Our cash requirements depend on numerous factors, including but not limited to manufacturing costs (such as raw materials, equipment, etc.), selling and marketing initiatives, product development activities, regulatory costs, legal costs associated with current litigation, and effective management of inventory levels and production levels in response to sales history and forecasts. We expect to devote capital resources related to selling and marketing initiatives and we expect that we will incur increased legal costs due to ongoing litigation in the year ending December 31, 2018. We are examining other growth opportunities including strategic alliances. Given our current and historical cash position, such activities would need to be funded from the issuance of additional equity or additional credit borrowings, subject to market and other conditions. Our financial statements for the year ended December 31, 2017 were prepared assuming we will continue as a going concern.

Our current cash balances, together with cash generated from future operations and amounts available under our credit facilities may not be sufficient to fund operations through August 2019. Our current line of credit expires on June 22, 2020 and has a maximum availability of $1,500,000. However, the amount available under our line of credit is based upon the balance of our accounts receivable and inventory so, we do not have the maximum available to borrow. As of June 30, 2018, based on our availability calculation, there were no additional amounts available under our line of credit because we draw any balance available on a daily basis. If sales levels continue to decline, we will have reduced availability on our line of credit due to decreased accounts receivable balances. In addition, we would expect our inventory levels to continue to decrease if sales levels decline further, which would result in further reduced availability on our line of credit. In addition to decreased inventory value, as a result of an amendment executed on June 25, 2018, the amount available under the inventory component of the line of credit was changed to 40% of eligible inventory plus up to 10% of Eligible Generic Packaging Components not to exceed the lesser of $250,000 (“Inventory Sub-Cap Limit”) or 100% of Eligible Accounts Receivable. In addition, the Inventory Sub-Cap Limit will be permanently reduced by $10,000 per month commencing on July 1, 2018 and on the first day of the month thereafter until the Inventory Sub-Cap Limit is reduced to $0. Although this “staggered” reduction will not have a material immediate impact on our availability under the line of credit, it will eventually result in no availability under the line of credit related to inventory and it will be an accounts receivable based line only.

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

As of June 30, 2018, we had the following debt/credit facilities:

Facility	Debtor	Balance as of June 30, 2018
Loan and Security Agreement	Cherokee Financial, LLC	$975,000
Revolving Line of Credit	Crestmark Bank	$596,000
Equipment Loan	Crestmark Bank	$25,000
Term Loan	Cherokee Financial, LLC	$150,000
Total Debt		$1,746,000

Working Capital

Our working capital decreased $387,000 to $90,000 at June 30, 2018 from $477,000 at December 31, 2017. This decrease in working capital is primarily the result of decreased sales. We have historically satisfied working capital requirements through cash from operations and bank debt.

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

The decline in sales has resulted in lower than average cash balances and lower availability on our line of credit. Two large government accounts (one of which was in the year ended December 31, 2017 and the other in the year ended December 31, 2016) were lost due to alleged actions on the part of a former Vice President Sales and Marketing/Sales Consultant (Todd Bailey) and are the subject of ongoing litigation. These two accounts represented approximately $1,000,000 in annual sales to the Company (of which approximately $800,000 will impact sales revenues in the year ending December 31, 2018 (when compared to the year ended December 31, 2017). Also, in the early part of 2018, we had another government contract expire and this is also contributing to the sales decline in the six months ended June 30, 2018 (when compared to the six months ended June 30, 2017). To address the declines, we are promoting new products and service offerings to diversify our revenue stream. These new products and services (through relationships with third parties) include products for the detection of alcohol, alternative sample options for drug testing (such as lab based oral fluid testing and hair testing) as well as toxicology management services and lower-cost alternatives for onsite drug testing. Also, a change in the regulatory environment (due to certain exemptions set forth by the U.S. Food and Drug Administration related to workplace and insurance drug testing) has resulted in new efforts to re-enter the workplace market with oral fluid drug testing options. And finally, we are currently discussing a number of contract manufacturing opportunities with other entities; one of which is expected to generate sales starting in the 3rd or 4th quarter of 2018.

Our ability to remain compliant with our obligations under our current credit facilities will depend on our ability to replace lost sales and further increase sales. Our ability to repay our current debt may also be affected by general economic, financial, competitive, regulatory, legal, business and other factors beyond our control, including those discussed herein. If we are unable to meet our credit facility obligations, we would be required to raise money through new equity and/or debt financing(s) and, there is no assurance that we would be able to find new financing, or that any new financing would be at favorable terms.

We were not in compliance with the TNW covenant under our Crestmark LOC as of June 30, 2018; however, we received a waiver from Crestmark for the quarter ended June 30, 2018. A failure to comply with the TNW covenant under our Crestmark LOC (a failure that is not waived by Crestmark) could result in an event of default, which, if not cured, could result in the Company being required to pay much higher costs associated with the indebtedness. This results in the Equipment Loan being due and payable if called by Crestmark, however, Crestmark has not taken this action as of the date of this report. If we are forced to refinance our debt on less favorable terms, our results of operations and financial condition could be adversely affected by increased costs and rates. We may also be forced to pursue one or more alternative strategies, such as restructuring, selling assets, reducing or delaying capital expenditures or seeking additional equity capital. There can be no assurances that any of these strategies could be implemented on satisfactory terms, if at all.

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

We have a credit facility with Crestmark Bank consisting of revolving line of credit (the “Crestmark LOC”). The Crestmark LOC is secured by a first security interest in all of our receivables and inventory and security interest in all other assets of the Company (in accordance with permitted prior encumbrances), (together the “Collateral”). So long as any obligations are due to Crestmark, the Company must comply with a minimum Tangible Net Worth (“TNW”) Covenant. As a result of an amendment executed on June 25, 2018, the TNW covenant was reduced from $650,000 to $150,000 as of June 30, 2018. Additionally, if a quarterly net income is reported, the TNW covenant will increase by 50% of the reported net income. If a quarterly net loss is reported, the TNW covenant will remain the same as the prior quarter’s covenant amount. TNW is still defined as: Total Assets less Total Liabilities less the sum of (i) the aggregate amount of non-trade accounts receivables, including accounts receivables from affiliated or related persons, (ii) prepaid expenses, (iii) deposits, (iv) net lease hold improvements, (v) goodwill and (vi) any other asset that would be treated as an intangible asset under GAAP; plus Subordinated Debt. Subordinated Debt means any and all indebtedness presently or in the future incurred by the Company to any creditor of the Company entering into a written subordination agreement with Crestmark. The Company has not complied with the TNW covenant since the year ended December 31, 2017 and, most recently has not complied with the TNW covenant for June 30, 2018. Previously (and including as of June 30, 2018) the Company received a waiver from Crestmark.

In addition to the Crestmark LOC, we have a loan and security agreement with Cherokee Financial, LLC., which is secured by a first security interest in our real estate and machinery and equipment. In addition to general economic, financial, competitive, regulatory, business and other factors beyond our control, our ability to make payments to Cherokee Financial, LLC will depend primarily upon our future operating performance, which, to date, has been affected by the loss of a material contract in Fiscal 2017. In February 2018, we entered into a new loan facility with Cherokee Financial, LLC to pay a $75,000 principal reduction payment due to them.

A failure to comply with the Crestmark LOC TNW covenant (that is not waived by Crestmark Bank) and/or repay any of our debt obligations could result in an event of default, which, if not cured or waived, could result in the Company being required to pay much higher costs associated with the indebtedness and/or enable our creditors to declare all amounts owed to them due and payable with immediate effect. If we are forced to refinance our debt on less favorable terms, our results of operations and financial condition could be adversely affected by increased costs and rates. We may also be forced to pursue one or more alternative strategies, such as restructuring, selling assets, reducing or delaying capital expenditures or seeking additional equity capital. There can be no assurances that any of these strategies could be implemented on satisfactory terms, if at all, or that future borrowings or equity financing would be available for the payment of any indebtedness we may have. In addition, in an event of default, our creditors could begin proceedings to collect the collateral securing the debt. This would have a material adverse effect on the Company’s ability to continue operations.

Apart from the risk factor set forth above, there have been no material changes to our risk factors set forth in Part I, Item 1A, in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As previously disclosed in a Section 16(a) filing made by our Chairman of the Board Chaim Davis with the U.S. Securities and Exchange Commission on June 27, 2018 and, in accordance with our director compensation structure approved by the Company’s Board of Directors on March 22, 2018 (as indicated in the Company’s Proxy Statement filed on April 20, 2018), Mr. Davis was issued 33,784 shares of restricted common stock in lieu of cash for his attendance at a Board of Directors meeting held in June 2018.

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
The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheet, (ii) Condensed Statements of Income (iii) Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN BIO MEDICA CORPORATION
(Registrant)

Dated: August 14, 2018	By:	/s/ Melissa A. Waterhouse
Melissa A. Waterhouse
Chief Executive Officer (Principal Executive Officer) Principal Financial Officer Principal Accounting Officer