Form 10-Q
period 2018-09-30
AMERICAN BIO MEDICA CORP
filed 2018-11-13
CIK 896747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended September 30, 2018

 [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from to

Commission File Number: 0-28666

AMERICAN BIO MEDICA CORPORATION
___________________________________________
(Exact name of registrant as specified in its charter)

 New York 14-1702188
_______________________________________________
(State or other jurisdiction of (I.R.S. Employer
incorporation or organization) Identification No.)

122 Smith Road, Kinderhook, New York 12106
________________________________________________________
 (Address of principal executive offices)    (Zip Code)
518-758-8158
  __________________________
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 daysYes No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) ☒Yes ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

30,279,368 Common Shares as of November 13, 2018

American Bio Medica Corporation

Index to Quarterly Report on Form 10-Q
For the quarter ended September 30, 2018

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

American Bio Medica Corporation
Condensed Balance Sheets
	September 30,	December 31,
	2018	2017
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$59,000	$36,000
Accounts receivable, net of allowance for doubtful accounts of $55,000 at September 30, 2018 and $52,000 at December 31, 2017	546,000	348,000
Inventory, net of allowance of $514,000 at September 30, 2018 and $500,000 at December 31, 2017	1,250,000	1,473,000
Prepaid expenses and other current assets	71,000	97,000
Total current assets	1,926,000	1,954,000

Property, plant and equipment, net	736,000	792,000
Patents, net	125,000	109,000
Other assets	21,000	21,000
Deferred finance costs – line of credit, net	0	15,000
Total assets	$2,808,000	$2,891,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$459,000	$374,000
Accrued expenses and other current liabilities	425,000	311,000
Wages payable	259,000	259,000
Line of credit	595,000	446,000
Current portion of long-term debt	237,000	87,000
Total current liabilities	1,975,000	1,477,000

Other liabilities/debt	10,000	19,000
Long-term debt, net of current portion and deferred finance costs	761,000	772,000
Total liabilities	2,746,000	2,268,000

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Preferred stock; par value $.01 per share; 5,000,000 shares authorized, none issued and outstanding at September 30, 2018 and December 31, 2017	0	0
Common stock; par value $.01 per share; 50,000,000 shares authorized; 30,244,332 issued and outstanding at September 30, 2018 and 29,782,770 issued and outstanding at December 31, 2017	302,000	298,000
Additional paid-in capital	21,220,000	21,170,000
Accumulated deficit	(21,460,000)	(20,845,000)
Total stockholders’ equity	72,000	623,000
Total liabilities and stockholders’ equity	$2,808,000	$2,891,000
The accompanying notes are an integral part of the condensed financial statements

American Bio Medica Corporation
Condensed Statements of Operations
(Unaudited)
	For The Nine Months Ended
	September 30,
	2018	2017

Net sales	$2,988,000	$3,975,000

Cost of goods sold	1,815,000	2,279,000

Gross profit	1,173,000	1,696,000

Operating expenses:
Research and development	64,000	94,000
Selling and marketing	435,000	531,000
General and administrative	1,087,000	1,154,000
	1,586,000	1,779,000

Operating loss	(413,000)	(83,000)

Other income / (expense):
Interest expense	(217,000)	(204,000)
Interest Income	2,000	0
Other income, net	15,000	34,000
	(200,000)	(170,000)

Net loss before tax	(613,000)	(253,000)

Income tax (expense) / benefit	(2,000)	1,000

Net loss	$(615,000)	$(252,000)

Basic and diluted loss per common share	$(0.02)	$(0.01)

Weighted average number of shares outstanding – basic & diluted	30,001,598	29,129,168

The accompanying notes are an integral part of the condensed financial statements

American Bio Medica Corporation
Condensed Statements of Operations
(Unaudited)
	For The Three Months Ended
	September 30,
	2018	2017

Net sales	$878,000	$1,354,000

Cost of goods sold	514,000	788,000

Gross profit	364,000	566,000

Operating expenses:
Research and development	20,000	26,000
Selling and marketing	125,000	159,000
General and administrative	351,000	376,000
	496,000	561,000

Operating (loss) / income	(132,000)	5,000

Other income / (expense):
Interest expense	(71,000)	(70,000)
Other income, net	1,000	14,000
	(70,000)	(56,000)

Net loss before tax	(202,000)	(51,000)

Income tax benefit	0	2,000

Net loss	$(202,000)	$(49,000)

Basic and diluted loss per common share	$(0.01)	$(0.00)

Weighted average number of shares outstanding – basic & diluted	30,241,313	29,297,333

The accompanying notes are an integral part of the condensed financial statements

American Bio Medica Corporation
Condensed Statements of Cash Flows
(Unaudited)
	For The Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(615,000)	$(252,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	61,000	64,000
Amortization of debt issuance costs	98,000	94,000
Allowance for doubtful accounts	3,000	2,000
Provision for slow moving and obsolete inventory	14,000	2,000
Share-based payment expense	11,000	33,000
Changes in:
Accounts receivable	(202,000)	32,000
Inventory	209,000	116,000
Prepaid expenses and other current assets	51,000	96,000
Accounts payable	85,000	2,000
Accrued expenses and other current liabilities	114,000	11,000
Wages payable	0	(42,000)
Net cash (used in) / provided by operating activities	(171,000)	158,000

Cash flows from investing activities:
Patent application costs	(21,000)	(20,000)
Purchase of property, plant & equipment	0	(44,000)
Net cash used in investing activities	(21,000)	(64,000)

Cash flows from financing activities:
Proceeds from / (payments) on debt financing	66,000	(41,000)
Proceeds from lines of credit	3,194,000	4,729,000
Payments on lines of credit	(3,045,000)	(4,788,000)
Net cash provided by / (used in) financing activities	215,000	(100,000)

Net (decrease in) / increase in cash and cash equivalents	23,000	(6,000)
Cash and cash equivalents - beginning of period	36,000	156,000

Cash and cash equivalents - end of period	$59,000	$150,000

Supplemental disclosures of cash flow information
Non-cash transactions
Consulting expense prepaid with restricted stock	$25,000	$50,000
Debt issuance cost paid with restricted stock	$18,000	$0
Director fee paid with restricted stock	$3,000	$0
Patent application cost	$21,000	$20,000
Cash paid during period for interest	$118,000	$110,000
Cash paid / ( received) during period for taxes	$2,000	$(1,000)

The accompanying notes are an integral part of the condensed financial statements

Notes to condensed financial statements (unaudited)

September 30, 2018

Note A - Basis of Reporting

The accompanying unaudited interim condensed financial statements of American Bio Medica Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. Accordingly, these unaudited interim condensed financial statements do not include all information and footnotes required by U.S. GAAP for complete financial statement presentation. These unaudited interim condensed financial statements should be read in conjunction with audited financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. In the opinion of management, the interim condensed financial statements include all normal, recurring adjustments which are considered necessary for a fair presentation of the financial position of the Company at September 30, 2018, and the results of operations and cash flows for the three and nine month periods ended September 30, 2018 and September 30, 2017.

Operating results for the nine months ended September 30, 2018 are not necessarily indicative of results that may be expected for the year ending December 31, 2018. Amounts at December 31, 2017 are derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

             During the nine months ended September 30, 2018, there were no significant changes to the Company’s critical accounting policies, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

These unaudited interim condensed financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. The independent registered public accounting firm’s report on the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, contained an explanatory paragraph regarding the Company’s ability to continue as a going concern. As of the date of this report, the Company’s current cash balances, together with cash generated from future operations and amounts available under the Company’s credit facilities may not be sufficient to fund operations through November 2019. The Company’s current line of credit matures on June 29, 2020. The maximum availability on the Company’s line of credit remains to be $1,500,000. However, the amount available under the Company’s line of credit is based upon the Company’s accounts receivable and inventory. As of September 30, 2018, based on the Company’s availability calculation, there were no additional amounts available under the Company’s line of credit because the Company draws any balance available on a daily basis.

As discussed in more detail in “Cash Flow, Outlook/Risk”, if sales levels decline further, the Company will have reduced availability on its line of credit due to decreased accounts receivable balances. In addition, the Company would expect its inventory levels to decrease if sales levels decline further, and this would also result in reduced availability on the Company’s line of credit. In addition to this reduced availability, in June 2018, the Company’s line of credit was amended to reduce the maximum availability under the inventory component of its line of credit over the next 25 months. While this will not result in a dramatic impact to the Company’s availability all at once, it will ultimately remove availability related to the Company’s inventory under the line of credit. If availability under the Company’s line of credit is not sufficient to satisfy working capital and capital expenditure requirements, the Company will be required to obtain additional credit facilities or sell additional equity securities, or delay capital expenditures. There is no assurance that such financing will be available or that the Company will be able to complete financing on satisfactory terms, if at all.

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

ASU 2018-11, “Leases (Topic 842); Targeted Improvements”, issued in July 2018, provides a transition election to not restate comparative periods for the effects of applying the new standard. This transition election permits entities to change the date of initial application to the beginning of the year of adoption and to recognize the effects of applying the new standard as a cumulative-effect adjustment to the opening balance of retained earnings. The Company is evaluating the impact of ASU 2016-02 and ASU 2018-11. However, given the future minimum payments under the Company’s non-cancelable lease for its New Jersey facility, the Company does not believe the adoption will have a significant impact on its financial statements.

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

ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement”, issued in August 2018, adds, modifies and removes several disclosure requirements relative to the three levels of inputs used to measure fair value in accordance with Topic 820, “Fair Value Measurement.” ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. Early adoption is permitted. The Company is evaluating the impact of ASU 2018-13.

Reclassifications

Certain items have been reclassified from the prior year to conform to the current year presentation.

Note B – Inventory

Inventory is comprised of the following:

	September 30, 2018	December 31, 2017
Raw Materials	$1,011,000	$1,023,000
Work In Process	409,000	403,000
Finished Goods	344,000	547,000
Allowance for slow moving and obsolete inventory	(514,000)	(500,000)
	$1,250,000	$1,473,000

Note C – Net Loss Per Common Share

             Basic net loss per common share is calculated by dividing the net loss by the weighted average number of outstanding common shares during the period. Diluted net loss per common share includes the weighted average dilutive effect of stock options and warrants. Potential common shares outstanding as of September 30, 2017 and 2016:

	September 30, 2018	September 30, 2017
Warrants	2,000,000	2,060,000
Options	2,222,000	2,147,000
	4,222,000	4,207,000

The number of securities not included in the diluted net loss per share for the three and nine months ended September 30, 2018 was 4,222,000, as their effect would have been anti-dilutive due to the net loss in each period.

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

In January 2018, the court ruled on the motion to dismiss (that was filed by the Defendants in April 2017). The court found that there was jurisdiction over Bailey only. In the Company’s opinion, this ruling does not diminish its standing in the case against Bailey, who again in the Company’s opinion, has always been the primary defendant. The court did not rule on the other motions before them. In February 2018, the Company filed a motion for reconsideration and for leave to serve a supplemental/amended complaint. The new filing asks for reconsideration in the jurisdiction ruling regarding Premier Biotech Inc. and addresses the Company’s intent to further supplement its complaint based on additional (subsequent) damage alleged by ABMC on the part of Bailey and Premier Biotech, Inc. In September 2018, the court ruled on the motions filed in February 2018. The court granted in part and denied in part our motions for reconsideration. More specifically, our motions related to jurisdiction over Premier Biotech, Inc., supplementing claims of Bailey’s breach of contract and damages related to the same, and Bailey’s misappropriation of the Company’s trade secrets were granted. The Company’s motions related to unjust enrichment and tortious interference were not granted. Bailey’s motion to dismiss was once again denied. The Company filed its supplemental motions as required on October 12, 2018. On November 1, 2018, the Defendants filed their response to our supplemental motions. As of the date of this report, the Company is awaiting to court’s decision on both parties’ motions. Given the stage of the litigation, management is not yet able to opine on the outcome of the case.

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

In January 2018, the judge in the Minnesota case requested additional briefing on the impact of ruling in the New York case that determined there was personal jurisdiction over Bailey. The Company filed the requested briefing as requested by the court. The action in Minnesota has been stayed while the New York motions were decided. When the Bailey response was filed in the New York case on November 2, 2018, Bailey also filed a stipulation to transfer the Minnesota case to the New York court (the Bailey litigation was not added as a counter-claim to the Company’s case against Bailey). The Company agreed to the stipulation. Given the stage of the litigation, management is not yet able to opine on the outcome of the case.

Note E – Line of Credit and Debt

	September 30, 2018	December 31, 2017
Loan and Security Agreement with Cherokee Financial, LLC: 5 year note at a fixed annual interest rate of 8% plus a 1% annual oversight fee, interest only and oversight fee paid quarterly with first payment being made on May 15, 2015, annual principal reduction payment of $75,000 due each year beginning on February 15, 2016, with a final balloon payment being due on February 15, 2020. Loan is collateralized by a first security interest in building, land and property.	$975,000	$1,050,000
Crestmark Line of Credit: 3 year line of credit maturing on June 22, 2020 with interest payable at a variable rate based on WSJ Prime plus 3% with a floor or 5.25%; loan fee of 0.5% annually & monthly maintenance fee of 0.3% on actual loan balance from prior month. Early termination fee of 2% if terminated prior to natural expiration. Loan is collateralized by first security interest in receivables and inventory and the all-in interest rate as of the date of this report is 13.36%.	595,000	446,000
Crestmark Equipment Loan: 38 month equipment loan related to the purchase of manufacturing equipment, at an interest rate of WSJ Prime Rate plus 3%; or 8.25% as of the date of this report.	22,000	31,000
Term Loan with Cherokee Financial LLC: 1 year note at an annual fixed interest rate of 12% paid quarterly in arrears with first interest payment being made on May 15, 2018 and a balloon payment being due on February 15, 2019.	150,000	0
	1,742,000	1,527,000
Less debt discount & issuance costs (Cherokee Financial LLC loans)	(139,000)	(203,000)
Total debt, net	1,603,000	1,324,000

Current portion	832,000	533,000
Long-term portion, net of current portion	$771,000	$791,000

LOAN AND SECURITY AGREEMENT WITH CHEROKEE FINANCIAL, LLC (“CHEROKEE”)

On March 26, 2015, the Company entered into a LSA with Cherokee Financial, LLC (the “Cherokee LSA”). The debt with Cherokee is collateralized by a first security interest in real estate and machinery and equipment. Under the Cherokee LSA, the Company was provided the sum of $1,200,000 in the form of a 5-year Note at a fixed annual interest rate of 8%. The Company is making interest only payments quarterly on the Cherokee LSA, with the first interest payment paid on May 15, 2015. The Company is also required to make an annual principal reduction payment of $75,000 on each anniversary of the date of the closing; with the first principal reduction payment being made on February 15, 2016 and the most recent principal reduction payment being made on February 15, 2018 with the proceeds received from a new term loan with Cherokee Financial, LLC (See “Term Loan with Cherokee” within this Note). A final balloon payment is due on March 26, 2020. In addition to the 8% interest, the Company pays Cherokee a 1% annual fee for oversight and administration of the loan. This oversight fee is paid in cash and is paid contemporaneously with the quarterly interest payments. The Company can pay off the Cherokee loan at any time with no penalty; except that a 1% administration fee would be required to be paid to Cherokee to close out all participations.

The Company received net proceeds of $80,000 after $1,015,000 of debt payments, and $105,000 in other expenses and fees. With the adoption of ASU No. 2015-03 in the First Quarter of Fiscal 2016, these transaction costs (with the exception of the interest expense) are being deducted from the balance on the Cherokee LSA and are being amortized over the term of the debt.

The Company recognized $130,000 in interest expense related to the Cherokee LSA in the nine months ended September 30, 2018 (of which $70,000 is debt issuance cost amortization recorded as interest expense) and, $128,000 in interest expense related to the Cherokee LSA in the nine months ended September 30, 2017 (of which $70,000 was debt issuance cost amortization recorded as interest expense).

The Company had $13,000 in accrued interest expense at September 30, 2018 and, $11,000 in accrued interest expense at December 31, 2017.

The Company recognized $43,000 in interest expense related to the Cherokee LSA in the three months ended September 30, 2018 (of which $23,000 was debt issuance cost amortization recorded as interest expense) and, $45,000 in interest expense related to the Cherokee LSA in the three months ended September 30, 2017 (of which $23,000 was debt issuance cost amortization recorded as interest expense).

As of September 30, 2018, the balance on the Cherokee LSA was $975,000; however the discounted balance was $842,000. As of December 31, 2017, the balance on the Cherokee LSA was $1,050,000; however the discounted balance was $847,000.

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

The Maximum Amount is subject to an Advance Formula comprised of: 1) 90% of Eligible Accounts Receivables (excluding, receivables remaining unpaid for more than 90 days from the date of invoice and sales made to entities outside of the United States), and 2) up to 40% of eligible inventory plus up to 10% of Eligible Generic Packaging Components not to exceed the lesser of $350,000, or 100% of Eligible Accounts Receivable. However, as a result of an amendment executed on June 25, 2018, the amount available under the inventory component of the line of credit was changed to 40% of eligible inventory plus up to 10% of Eligible Generic Packaging Components not to exceed the lesser of $250,000 (“Inventory Sub-Cap Limit”) or 100% of Eligible Accounts Receivable. In addition, the Inventory Sub-Cap Limit is being permanently reduced by $10,000 per month as of July 1, 2018 and thereafter on the first day of the month until the Inventory Sub-Cap Limit is reduced to $0.

So long as any obligations are due to Crestmark, the Company must comply with a minimum Tangible Net Worth (“TNW”) Covenant. As a result of an amendment executed on June 25, 2018, the TNW covenant was reduced from $650,000 to $150,000 as of June 30, 2018. Additionally, if a quarterly net income is reported, the TNW covenant will increase by 50% of the reported net income. If a quarterly net loss is reported, the TNW covenant will remain the same as the prior quarter’s covenant amount. TNW is still defined as: Total Assets less Total Liabilities less the sum of (i) the aggregate amount of non-trade accounts receivables, including accounts receivables from affiliated or related persons, (ii) prepaid expenses, (iii) deposits, (iv) net lease hold improvements, (v) goodwill and (vi) any other asset that would be treated as an intangible asset under GAAP; plus Subordinated Debt. Subordinated Debt means any and all indebtedness presently or in the future incurred by the Company to any creditor of the Company entering into a written subordination agreement with Crestmark. The Company did not comply with the previous TNW covenant (of $650,000) for March 31, 2018; however, on June 25, 2018 the Company received a waiver from Crestmark with no further changes to the terms of the Crestmark LOC. Crestmark did charge a fee of $5,000 to issue the waiver. The Company was not in compliance with the new TNW covenant as of June 30, 2018. The Company received a waiver from Crestmark for the June 30, 2018 non-compliance with no further changes to the terms of the Crestmark LOC; however, Crestmark charged a fee of $5,000 to issue the waiver. The Company is also not in compliance with the TNW covenant at September 30, 2018. As of the date of this report, the Company is in the process of obtaining another waiver from Crestmark for the quarter ended September 30, 2018. Due to internal requirements within Crestmark, the waiver could not be obtained prior to the date of this report. The Company expects to be charged a fee of $5,000 for this waiver given we have been charged this fee for previous waivers. If the Company terminates the LSA prior to June 22, 2020, an early exit fee of 2% of the Maximum Amount (plus any additional amounts owed to Crestmark at the time of termination) would be due.

In the event of a default of the LSA, which includes but is not limited to, failure of the Company to make any payment when due and non-compliance with the TNW covenant (that is not waived by Crestmark), Crestmark is permitted to charge an Extra Rate. The Extra Rate is the Company’s then current interest rate plus 12.75% per annum. As of the date of this report, Crestmark has not elected to charge the Extra Rate even though the Company is not in compliance with the TNW covenant as of September 30, 2018.

Interest on the Crestmark LOC is at a variable rate based on the Prime Rate plus 3% with a floor of 5.25%. As of September 30, 2018, the interest only rate on the Crestmark LOC was 8.25%. As of September 30, 2018, with all fees considered (the interest rate + an Annual Loan Fee of $7,500 + a monthly maintenance fee of 0.30% of the actual average monthly balance from the prior month), the interest rate on the Crestmark LOC was 13.36%.

The Company recognized $61,000 in interest expense related to the Crestmark LOC in the nine months ended September 30, 2018 (of which $15,000 is debt issuance cost amortization recorded as interest expense) and, $76,000 in interest expense related to the Crestmark LOC in the nine months ended September 30, 2017 (of which $24,000 was debt issuance cost amortization recorded as interest expense).

The Company recognized $18,000 in interest expense related to the Crestmark LOC in the three months ended September 30, 2018 (of which $0 is debt issuance cost amortization recorded as interest expense) and, $25,000 in interest expense related to the Crestmark LOC in the three months ended September 30, 2017 (of which $8,000 was debt issuance cost amortization recorded as interest expense).

Given the nature of the administration of the Crestmark LOC, at September 30, 2018, the Company had $0 in accrued interest expense related to the Crestmark LOC, and there is $0 in additional availability under the Crestmark LOC.

As of September 30, 2018, the balance on the Crestmark LOC was $595,000, and as of December 31, 2017, the balance on the Crestmark LOC was $446,000.

EQUIPMENT LOAN WITH CRESTMARK

On May 1, 2017, the Company entered into term loan with Crestmark in the amount of $38,000 related to the purchase of manufacturing equipment. The equipment loan is collateralized by a first security interest in a specific piece of manufacturing equipment. The Company executed an amendment to its LSA and Promissory Note with Crestmark. The amendments addressed the inclusion of the term loan into the LSA and an extension of the Crestmark LOC. No terms of the Crestmark LOC were changed in the amendment. The interest rate on the term loan is the WSJ Prime Rate plus 3%; or 8.25% as of the date of this report. The balance on the equipment loan was $22,000 as of September 30, 2018, and $31,000 as of December 31, 2017. Given the Company has not yet received the waiver for the TNW compliance at March 31, 2018, the Company is in default under the Equipment Loan with Crestmark as of the date of this report. This results in the Equipment Loan being due and payable if called by Crestmark.

The Company incurred $2,000 in interest expense in the nine months ended September 30, 2018 related to the Equipment Loan and $1,000 in interest expense in the nine months ended September 30, 2017. The Company incurred less than $1,000 in interest expense in the three months ended September 30, 2018 related to the Equipment Loan and less than $1,000 in interest expense in the three months ended September 30, 2017.

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

The Company recognized $24,000 in interest expense related to the Cherokee Term Loan in the nine months ended September 30, 2018 (of which $13,000 was debt issuance costs recorded as interest expense) and $0 in interest expense in the nine months ended September 30, 2017 (as the facility was not yet in place). The Company recognized $9,000 in interest expense related to the Cherokee Term Loan in the three months ended September 30, 2018 (of which $5,000 was debt issuance costs recorded as interest expense) and $0 in interest expense in the three months ended September 30, 2017 (as the facility was not yet in place).

As of September 30, 2018, the balance on the Cherokee Term Loan is $150,000 however the discounted balance is $144,000. As of December 31, 2017, the balance on the Cherokee Term loan was $0 (as the facility was not in place at December 31, 2017).

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

During the three months ended September 30, 2018 and September 30, 2017, the Company issued 0 options to purchase shares of stock.

Stock option activity for the nine months ended September 30, 2018 and September 30, 2017 is summarized as follows (the figures contained within the tables below have been rounded to the nearest thousand):

	Nine months ended September 30, 2018			Nine months ended September 30, 2017
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of September 30, 2018	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of September 30, 2017
Options outstanding at beginning of period	2,147,000	$0.13		2,107,000	$0.13
Granted	80,000	$0.10		40,000	$0.13
Exercised	0	NA		0	NA
Cancelled/expired	(5,000)	$0.26		0	NA
Options outstanding at end of period	2,222,000	$0.13	$3,000	2,147,000	$0.13	$15,000
Options exercisable at end of period	2,142,000	$0.13		1,647,000	$0.13

The Company recognized $8,000 in share based payment expense in the nine months ended September 30, 2018 and $33,000 in share based payment expense in the nine months ended September 30, 2017. The Company recognized $2,000 in share based payment expense in the three months ended September 30, 2018 and $10,000 in share based payment expense in the three months ended September 30, 2017. At September 30, 2018 there was approximately $4,000 of total unrecognized share based payment expense related to stock options. This cost is expected to be recognized over 8 months.

The following table summarizes weighted-average assumptions using the Black-Scholes option-pricing model used on the date of the grants issued during the nine months ended September 30, 2018 and September 30, 2017:

	Nine months ended
	2018	2017
Volatility	79%	81%
Expected term (years)	10 years	10 years
Risk-free interest rate	2.90%	2.16%
Dividend yield	0%	0%

Warrants

Warrant activity for the nine months ended September 30, 2018 and September 30, 2017 is summarized as follows:

	Nine months ended September 30, 2018			Nine months ended September 30, 2017
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of September 30, 2018	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of September 30, 2017
Warrants outstanding at beginning of period	2,060,000	$0.18		2,060,000	$0.18
Granted	0	NA		0	NA
Exercised	0	NA		0	NA
Cancelled/expired	(60,000)	$0.18		0	NA
Warrants outstanding at end of period	2,000,000	$0.18	$0	2,060,000	$0.18	$0
Warrants exercisable at end of period	2,000,000	$0.18		2,060,000	$0.18

In the nine months ended September 30, 2018 and September 30, 2017, the Company recognized $0 in debt issuance and deferred finance costs related to the issuance of the above warrants outstanding. In the three months ended September 30, 2018 and September 30, 2017, the Company recognized $0 in debt issuance and deferred finance costs related to the issuance of the above warrants. As of September 30, 2018, there was $0 of total unrecognized expense.

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

Overview/Plan of Operations

Sales in the nine months ended September 30, 2018 were negatively impacted by the loss of an account in the fourth quarter of the year ended December 31, 2017 and the expiration of another government account in the three months ended June 30, 2018. The account lost in 2017 is a subject of the litigation we initiated against a former Vice President, Sales & Marketing/Sales Consultant (See Note D – Litigation/Legal Matters). Along with these losses, products manufactured outside of the United States continue to dominate our markets; especially those markets where cost is the driving factor.

We have brought on new products and service offerings to diversify our revenue stream through third party relationships. These new products and services include products for the detection of alcohol and alternative sample options for drug testing (such as lab based oral fluid testing and hair testing). We are also now offering customers lower-cost alternatives for onsite drug testing. Sales of other products and services through September 30, 2018 were not a significant portion of our sales; however, sales of the lower cost product alternative through September 30, 2018 were approximately $192,000.

We are focusing our efforts on 1) further penetration of the clinical markets with new products, 2) drug testing with oral fluid in the workplace and 3) contract manufacturing. To further penetrate the clinical markets we retained a Director of Clinical Sales in January 2018 to spearhead our efforts in the rehabilitation/drug treatment, pain management and other clinical markets. We are hopeful that our OTC marketing clearance for our Rapid TOX Cup® II product line, lower cost product alternatives and the renewed focus on clinical markets will enable us to increase sales in this area. In addition, we are currently working with our laboratory alliance in efforts to increase sales under our current contract. A change in the regulatory environment (due to certain exemptions set forth by the U.S. Food and Drug Administration related to workplace and insurance drug testing) has resulted in new efforts to re-enter the workplace market with oral fluid drug testing options. And finally, we are currently discussing a number of contract manufacturing opportunities with other entities; one of which is expected to generate sales starting by the end of 2018.

Operating expenses continued to decline when comparing the nine and three months ended September 30, 2018 with the nine and three months ended September 30, 2017. This is a result of our continued efforts to ensure that expenses are in line with revenue. In the nine months ended September 30, 2018, we consolidated job responsibilities in certain areas of the Company as a result of employee retirement and other departures; this consolidation enabled us to implement personnel reductions. We also continued to maintain a salary deferral program for our sole executive officer and another member of senior management throughout the nine months ended September 30, 2018. The salary deferral program consisted of a 20% salary deferral for our Chief Executive Officer/Principal Financial Officer Melissa Waterhouse and our non-executive VP Operations. As of September 30, 2018, we had total deferred compensation owed of $318,000. As cash flow from operations allows, we intend to repay portions of the deferred compensation, however we did not make any payments on deferred compensation in the nine months ended September 30, 2018. We did make $29,000 in payments in the nine months ended September 30, 2017. We expect the salary deferral program will continue for up to another 12 months.

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

Results of operations for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017

NET SALES: Net sales for the nine months ended September 30, 2018 decreased 24.8% when compared to net sales in the nine months ended September 30, 2017. The majority of the sales decline is due to $716,000 in product sales to a government account lost in the latter part of the year ended December 31, 2017. The loss of this account is due to actions we have alleged were taken by a former Vice President Sales & Marketing/Sales Consultant (Todd Bailey) and, are the subject of ongoing litigation. There was an additional $79,000 in lost government product sales due to the expiration of a contract with another government entity. Contract manufacturing sales also contributed $40,000 to the sales loss with the anticipated expiration of one of our contract manufacturing agreements in early 2018. Sales in Latin and South America declined in the nine months ended September 30, 2018 when compared to the nine months ended September 30, 2017; however international sales in other part of the world improved. In the nine months ended September 30, 2018, we did see increased sales of our lower cost product alternative. These improvements minimally offset the declines.

GROSS PROFIT: Gross profit in the nine months ended September 30, 2018 decreased to 39.3% of net sales compared to 42.7% of net sales in the nine months ended September 30, 2017. This decrease in gross profit stems primarily from the fact that decreased sales resulted in a decrease in the number of testing strips made in the nine months ended September 30, 2018, when compared to the nine months ended September 30, 2017. The majority of our labor and overhead costs are fixed. When revenues decline (especially at the level indicated in the previous paragraph), fewer testing strips are produced; this results in a manufacturing inefficiency (i.e. less fixed overhead cost absorption and a higher amount being expensed through cost of goods). In addition, the low product prices from foreign manufacturers have required us to decrease pricing of our own products to be more competitive. We have taken actions to adjust our production schedules to mitigate future inefficiencies.

OPERATING EXPENSES: Operating expenses decreased 10.8% in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Expenses in all operational areas of the Company decreased. More specifically:

Research and development (“R&D”)

R&D expense decreased 31.9% when comparing the nine months ended September 30, 2018 with the same period last year. Decreased FDA compliance costs and supplies and materials costs associated with the timing of actions taken related to our FDA marketing clearance for Rapid TOX Cup II is the primary reason for the decline in expenses. All other expense remained relatively consistent. In the nine months ended September 30, 2018, our R&D department primarily focused their efforts on the evaluation and development of potential contract manufacturing opportunities.

Selling and marketing

Selling and marketing expense in the nine months ended September 30, 2018 decreased 18.1% when compared to the same period last year. Marketing salaries and benefits decreased due to transitioning from an employee based approach to internet marketing to the use of a consulting firm; this expense savings was only nominally offset by an increase in marketing consulting expense. There were also reductions in postage costs, as well as reduced telephone expense (due to changing telephone vendors). In addition to the increased consulting expense (discussed previously), these reductions were nominally offset by increased costs associated with promotional expense, trade show attendance and computer supplies. In the nine months ended September 30, 2018, we promoted additional products (through relationships with third parties) for the detection of alcohol, alternative sample options for drug testing (such as lab based oral fluid testing and hair testing) and lower-cost alternatives for onsite drug testing. The addition of these offerings did not result in increased selling and marketing expenses. In the nine months ended September 30, 2018, we refocused our efforts on further penetration of the clinical markets, took efforts to re-enter the workplace market with oral fluid drug testing options and increase our contract manufacturing business.

General and administrative (“G&A”)

G&A expense decreased 5.8% in the nine months ended September 30, 2018 when compared to the same period last year. Decreases in SEC report fees and investor relations expense (due to changes in vendors), Quality Assurance (“QA”) salaries (due to retirement of an employee), QA supplies, purchasing salaries (due to the consolidation of positions), broker fees (due to timing of financing activities), legal fees (due to timing of actions in the ABMC v Bailey et al litigation), patents and licenses (due to less patent activity), office supplies (due to more centralized purchasing) and share based a payment expense (due to less stock option amortization in 2018) were offset by certain increases. Those increases were in directors fees (due to a full board of directors in 2018 versus vacancies in 2017), accounting fees (due to an increase in our fee schedule with our current auditor), bank service fees (as a result of the receipt of waivers related to our non-compliance with the TNW covenant for our line of credit) and outside service fees (due to 2018 being a re-certification year for our ISO certification).

Results of operations for the three months ended September 30, 2018 compared to the three months ended September 30, 2017

NET SALES: Net sales for the three months ended September 30, 2018 declined 35.2% when compared to the three months ended September 30, 2017. The majority of the sales decline is due to $260,000 in product sales to a government account lost in the latter part of the year ended December 31, 2017. The loss of this account is due to actions we have alleged were taken by a former Vice President Sales & Marketing/Sales Consultant (Todd Bailey) and, are the subject of ongoing litigation. There was an additional $28,000 in lost government product sales due to the expiration of a contract with another government entity. Contract manufacturing sales also contributed $22,000 to the sales loss with the anticipated expiration of one of our contract manufacturing agreements in early 2018). Sales in Latin and South America and other parts of the world also declined in the three months ended September 30, 2018 when compared to the three months ended September 30, 2017. In the nine months ended September 30, 2018, we did see increased sales of our lower cost product alternative when compared to the nine months ended September 30, 2017. These improvements minimally offset the declines.

GROSS PROFIT: Gross profit remained relatively unchanged at 41.5% of net sales in the three months ended September 30, 2018, compared to 41.8% of net sales in the three months ended September 30, 2017. We have been taking actions to adjust production schedules and manufacturing costs to offset the manufacturing efficiencies resulting from making fewer drug testing products (due to decreased sales). This has allowed us to offset the inefficiencies to a degree. We will continue to monitor manufacturing needs to ensure we take any possible actions to continue to offset the inefficiencies until when/if production levels increase.

OPERATING EXPENSES: Operating expenses decreased 11.6% in the three months ended September 30, 2018, compared to the three months ended September 30, 2017. Expenses in all operational areas of the Company decreased. More specifically:

Research and development (“R&D”)

R&D expense decreased 23.1% when comparing the three months ended September 30, 2018 with the three months ended September 30, 2017. Decreased supplies and materials costs were partially offset by increased employee benefit costs. Decreased FDA compliance costs and supplies and materials costs associated with the timing of actions taken related to our FDA marketing clearance for Rapid TOX Cup II is the primary reason for the decline in expenses. All other expense remained relatively consistent. In the three months ended September 30, 2018, our R&D department primarily focused their efforts on the evaluation and development of potential contract manufacturing opportunities.

Selling and marketing

Selling and marketing expense in the three months ended September 30, 2018 decreased 21.4% when compared to the three months ended September 30, 2017. Marketing salaries and benefits decreased due to transitioning from an employee based approach to internet marketing to the use of a consulting firm; this expense savings was only nominally offset by an increase in marketing consulting expense. There were also reductions in travel related costs, as well as reduced telephone expense (due to changing telephone vendors). In the three months ended September 30, 2018, we promoted additional products (through relationships with third parties) for the detection of alcohol, alternative sample options for drug testing (such as lab based oral fluid testing and hair testing) and lower-cost alternatives for onsite drug testing. We are refocusing our efforts on further penetration of the clinical markets, efforts to re-enter the workplace market with oral fluid drug testing options and increasing our contract manufacturing business.

General and administrative (“G&A”)

G&A expense decreased 6.6% in the three months ended September 30, 2018 when compared to G&A expense in the three months ended September 30, 2017. QA salaries (due to retirement of an employee), purchasing salaries (due to the consolidation of positions), broker fees (due to timing of financing activities), legal fees (due to timing of actions in the ABMC v Bailey litigation), computer supplies, and share based payment expense (due to less stock option amortization in 2018) decreased. These decreases were partially offset by increased QA supplies, accounting fees (due to an increase in our fee schedule with our current auditor), bank service fees (as a result of the receipt of waivers related to our non-compliance with the TNW covenant for our line of credit), and outside service fees (due to 2018 being a re-certification year for our ISO certification).

Liquidity and Capital Resources as of September 30, 2018

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

Our current cash balances, together with cash generated from future operations and amounts available under our credit facilities may not be sufficient to fund operations through November 2019. Our current line of credit expires on June 22, 2020 and has a maximum availability of $1,500,000. However, the amount available under our line of credit is based upon the balance of our accounts receivable and inventory so, we do not have the maximum available to borrow. As of September 30, 2018, based on our availability calculation, there were no additional amounts available under our line of credit because we draw any balance available on a daily basis. If sales levels continue to decline, we will have reduced availability on our line of credit due to decreased accounts receivable balances. In addition, we would expect our inventory levels to continue to decrease if sales levels decline further, which would result in further reduced availability on our line of credit. In addition to decreased inventory value, as a result of an amendment executed on June 25, 2018, the amount available under the inventory component of the line of credit was changed to 40% of eligible inventory plus up to 10% of Eligible Generic Packaging Components not to exceed the lesser of $250,000 (“Inventory Sub-Cap Limit”) or 100% of Eligible Accounts Receivable. In addition, starting July 1, 2018, the Inventory Sub-Cap Limit is being permanently reduced by $10,000 per month on the first day of each month until the Inventory Sub-Cap Limit is reduced to $0. Although this “staggered” reduction will not have a material immediate impact on our availability under the line of credit, it will eventually result in no availability under the line of credit related to inventory and the line of credit will be an accounts receivable based line only.

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

As of September 30, 2018, we had the followng debt/credit facilities:
Facility	Debtor	Balance as of September 30, 2018
Loan and Security Agreement	Cherokee Financial, LLC	$975,000
Revolving Line of Credit	Crestmark Bank	$595,000
Equipment Loan	Crestmark Bank	$22,000
Term Loan	Cherokee Financial, LLC	$150,000
Total Debt		$1,743,000

Working Capital

At September 30, 2018, we are operating at a working capital deficit of $49,000. This compares to working capital of 477,000 at December 31, 2017. This is a decrease of $516,000. This decrease in working capital is primarily the result of decreased sales. Decreased sales have resulted in lower accounts receivable and inventory levels and increased debt. We have historically satisfied working capital requirements through cash from operations and debt.

Dividends

We have never paid any dividends on our common shares and anticipate that all future earnings, if any, will be retained for use in our business, and therefore, we do not anticipate paying any cash dividends.

Cash Flow, Outlook/Risk

We have taken steps (and will continue to take steps) to ensure that operating expenses and manufacturing costs remain in line with sales levels, however, we are incurring increased costs related to litigation, our line of credit (due to covenant non-compliance that has been waived by our lender) and other administrative requirements. In early 2018, we took steps (which will impact sales and marketing expense) to further penetrate the rehabilitation/drug treatment, pain management and other clinical markets. To offset these investments, we consolidated job responsibilities in other areas of the Company and this enabled us to implement personnel reductions. In other efforts to reduce cash requirements, we have issued shares of restricted stock in lieu of cash. More specifically, as of the date of this report, in the year ending December 31, 2018 we issued (1) 150,000 restricted shares of common stock to Cherokee Financial, LLC in connection with our Term Loan; see Note E, (2) 277,778 restricted shares of common stock to Landmark Pegasus, Inc. in connection with an extension of our Financial Advisory Agreement; see Part II, Item 2, and (3) 68,802 restricted shares of common stock to our Chairman of the Board for his attendance at two meetings of our Board of Directors in 2018; see Part II, Item 2. We expect to issue additional restricted shares of common stock for attendance at our December meeting of the Board of Directors if a director (or directors) choose(s) payment in shares in lieu of cash as their form of payment.

The decline in sales has resulted in lower than average cash balances and lower availability on our line of credit. Two large government accounts (one of which was in the year ended December 31, 2017 and the other in the year ended December 31, 2016) were lost due to alleged actions on the part of a former Vice President Sales and Marketing/Sales Consultant (Todd Bailey) and are the subject of ongoing litigation. These two accounts represented approximately $1,000,000 in annual sales to the Company (of which 716,000 has impacted sales revenues in the year ending December 31, 2018; when compared to the year ended December 31, 2017). Also, in the early part of 2018, we had another government contract expire and this is also contributing to the sales decline in the nine months ended September 30, 2018 (when compared to the nine months ended September 30, 2017). To address the declines, we are promoting new products and service offerings to diversify our revenue stream. These new products and services (through relationships with third parties) include products for the detection of alcohol, alternative sample options for drug testing (such as lab based oral fluid testing and hair testing) and lower-cost alternatives for onsite drug testing. Also, a change in the regulatory environment (due to certain exemptions set forth by the U.S. Food and Drug Administration related to workplace and insurance drug testing) has resulted in new efforts to re-enter the workplace market with oral fluid drug testing options. And finally, we are currently discussing a number of contract manufacturing opportunities with other entities; one of which is expected to generate sales in the year ending December 31, 2018.

Our ability to be in compliance with our obligations under our current credit facilities will depend on our ability to replace lost sales and further increase sales. Our ability to repay our current debt may also be affected by general economic, financial, competitive, regulatory, legal, business and other factors beyond our control, including those discussed herein. If we are unable to meet our credit facility obligations, we would be required to raise money through new equity and/or debt financing(s) and, there is no assurance that we would be able to find new financing, or that any new financing would be at favorable terms.

We were not in compliance with the TNW covenant under our Crestmark LOC as of September 30, 2018. As of the date of this report, the Company is in the process of obtaining another waiver from Crestmark related to the TNW non-compliance for the quarter ended September 30, 2018. Due to internal requirements within Crestmark, the waiver could not be obtained prior to the date of this report. The Company expects to be charged a fee of $5,000 for this waiver given we have been charged this fee for previous waivers. A failure to comply with the TNW covenant under our Crestmark LOC (a failure that is not waived by Crestmark) could result in an event of default, which, if not cured, could result in the Company being required to pay much higher costs associated with the indebtedness. Also, because the Company has not yet received the waiver for the TNW compliance at September 30, 2018, the Company is in default under the Equipment Loan with Crestmark as of the date of this report. This default results in the Equipment Loan being due and payable if called by Crestmark. If we are forced to refinance our debt on less favorable terms, our results of operations and financial condition could be adversely affected by increased costs and rates. There is also no assurance that we could obtain alternative debt facilities. We may also be forced to pursue one or more alternative strategies, such as restructuring, selling assets, reducing or delaying capital expenditures or seeking additional equity capital. There can be no assurances that any of these strategies could be implemented on satisfactory terms, if at all.

Our term loan with Cherokee matures on February 15, 2018. On this same date, another principal reduction payment will be due in the amount of $75,000 on our Loan and Security Agreement with Cherokee; for a total of $225,000. As of the date of this report, the Company does not have cash on hand to make these payments to Cherokee. We are currently discussing re-financing/financing options with Cherokee and also looking at other potential refinancing options. There can be no assurance that we will be able to obtain a credit facility to finance these amounts at satisfactory terms; if at all.

If events and circumstances occur such that 1) we do not meet our current operating plans to increase sales, 2) we are unable to raise sufficient additional equity or debt financing, 3), we are unable to utilize equity as a form of payment in lieu of cash, or 4) our credit facilities are insufficient or not available, we may be required to further reduce expenses or take other steps which could have a material adverse effect on our future performance.

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

We have a credit facility with Crestmark Bank consisting of revolving line of credit (the “Crestmark LOC”). The Crestmark LOC is secured by a first security interest in all of our receivables and inventory and security interest in all other assets of the Company (in accordance with permitted prior encumbrances), (together the “Collateral”). So long as any obligations are due to Crestmark, the Company must comply with a minimum Tangible Net Worth (“TNW”) Covenant. As a result of an amendment executed on June 25, 2018, the TNW covenant was reduced from $650,000 to $150,000 as of June 30, 2018. Additionally, if a quarterly net income is reported, the TNW covenant will increase by 50% of the reported net income. If a quarterly net loss is reported, the TNW covenant will remain the same as the prior quarter’s covenant amount. TNW is still defined as: Total Assets less Total Liabilities less the sum of (i) the aggregate amount of non-trade accounts receivables, including accounts receivables from affiliated or related persons, (ii) prepaid expenses, (iii) deposits, (iv) net lease hold improvements, (v) goodwill and (vi) any other asset that would be treated as an intangible asset under GAAP; plus Subordinated Debt. Subordinated Debt means any and all indebtedness presently or in the future incurred by the Company to any creditor of the Company entering into a written subordination agreement with Crestmark. The Company has not complied with the TNW covenant since the year ended December 31, 2017 and, most recently has not complied with the TNW covenant for September 30, 2018. Previously the Company received a waiver from Crestmark related to its non-compliance with the TNW covenant. As of the date of this report, the Company is in the process of obtaining another waiver from Crestmark related to the TNW non-compliance for the quarter ended September 30, 2018. Due to internal requirements within Crestmark, the waiver could not be obtained prior to the date of this report.

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

There have been no material changes to our risk factors set forth in Part I, Item 1A, in our Annual Report on Form 10-K for the year ended December 31, 2017, except for those disclosures made in our Form 10-Q for the three and six months ended June 30, 2018 filed with the Commission on August 14, 2018 and the changes set forth herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As previously disclosed in the Company’s Form 10-Q for the three and six months ended June 30, 2018 filed with the Commission on August 14, 2018, the Company entered into an addendum to its Financial Advisory Agreement with Landmark Pegasus, Inc. (‘Landmark”) on August 1, 2018. Under the Financial Advisory Agreement, Landmark provides certain financial advisory services to the Company from July 1, 2018 through December 31, 2018. As consideration for these services, the Company paid Landmark a retainer fee consisting of 277,778 restricted shares of common stock and the Company will pay Landmark a “success fee” for the consummation of each and any transaction closing during the term of the Financial Advisory Agreement and for 24 months thereafter, inclusive of a sale or merger, between the Company and any party first introduced to the Company by Landmark, or for any other transaction not originated by Landmark but for which Landmark provides substantial support in completing during the term of the Agreement. For certain transactions, the success fee will be paid part upon consummation of a transaction and part paid over a term of not more than five years; all other transactions would be paid upon consummation of the transaction.

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

As previously disclosed in a Section 16(a) filing made by our Chairman of the Board Chaim Davis with the U.S. Securities and Exchange Commission on October 5, 2018 and, in accordance with our director compensation structure approved by the Company’s Board of Directors on March 22, 2018 (as indicated in the Company’s Proxy Statement filed on April 20, 2018), Mr. Davis was issued 35,036 shares of restricted common stock in lieu of cash for his attendance at a Board of Directors meeting held in October 2018.

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
The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheet, (ii) Condensed Statements of Income (iii) Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN BIO MEDICA CORPORATION (Registrant)

Dated: November 13, 2018	By:	/s/ Melissa A. Waterhouse
Melissa A. Waterhouse
Chief Executive Officer (Principal Executive Officer) Principal Financial Officer Principal Accounting Officer