Form 10-K
period 2018-12-31
AMERICAN BIO MEDICA CORP
filed 2019-04-16
CIK 896747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
fWashington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2of the Act). ☐ Yes ☒ No

The aggregate market value of 19,573,268 voting Common Shares held by non-affiliates of the registrant was approximately $1,762,000 based on the last sale price of the registrant’s Common Shares, $.01 par value, as reported on the OTC Pink Open Marketplace on June 30, 2018.

As of April 16, 2019 the registrant had outstanding 32,479,368 Common Shares, $.01 par value.

Documents Incorporated by Reference:

(1)
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 20, 2019 in Part III of this Form 10-K
(2)
Other documents incorporated by reference on this report are listed under Part IV, Item 15(B); Exhibits

American Bio Medica Corporation

Index to Annual Report on Form 10-K
For the year ended December 31, 2018

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

Our Business

We manufacture and sell lateral flow immunoassay tests, primarily for the immediate detection of drugs in urine and oral fluid. Our products are accurate, self-contained, cost-effective, user-friendly products that are capable of accurately identifying the presence or absence of drugs in a sample within minutes. The products we manufacture are made 100% in in the United States while our competitors manufacture their products outside the United States, primarily in China.

In addition to the manufacture and sale of drug testing products, we provide bulk test strip manufacturing services to unaffiliated third parties on a contract basis and, we manufacture a diagnostic product that is sold under a private label by an unaffiliated third party. We do not currently derive a significant portion of our revenues from the manufacture of these additional products.

We also sell (via distribution) a number of other products related to the immediate detection of drugs in urine and oral fluid as well as offering other point of care diagnostic products via distribution. We do not currently derive a significant portion of our revenues from these additional products.

 Our Products

Products for the Detection of Drugs in Urine

We manufacture a number of products that detect the presence or absence of drugs in urine. We offer a number of standard configurations, custom configurations on special order, and different cut-off levels for certain drugs. Cut-off levels are concentrations of drugs or metabolites that must be present in urine (or oral fluid) specimens before a positive result will be obtained. Our urine drugs tests are either 510(k) cleared, CLIA Waived and/or OTC cleared (see “Government Regulations” for information on the regulations related to the sale of our drug tests). We manufacture the following product lines:

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

Rapid TOX®: Rapid TOX is a cost-effective drug test in a cassette platform that simultaneously detects the presence or absence of 1 to 10 drugs in a urine specimen. Each Rapid TOX contains one or two channels, and each channel contains a single drug-testing strip that contains the chemistry to detect 1-5 drugs.

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

Rapid TOX Cup II (2G): The patented Rapid TOX Cup II; second generation or Rapid TOX Cup II (2G), consists of a smaller cup with smaller test strips. This smaller version results in lower material costs and allows us to be more cost competitive against foreign manufactured products. The Rapid TOX Cup II 2G can detect the presence or absence of 1 to 16 drugs simultaneously.

Private Label Products

We do provide a private labeled version of Rapid TOX to unaffiliated third parties for sale outside of the United States. As of December 31, 2018, sales of these products were not material.

Products for the Detection of Drugs in Oral Fluid:

We manufacture drug tests that detect the presence or absence of drugs in oral fluids. These products are easy to use and provide test results within minutes with enhanced sensitivity and detection. As of the date of this report, our oral fluid drug tests are marketed “for forensic use only”. We intend to offer oral fluid drug tests for “Employment Use Only” as a result of U.S. Food and Drug Administration (“FDA”) drug test exemptions issued in July 2017; provided our consent decree is vacated (see “Government Regulations” for information on the regulations related to the sale of our drug tests). We currently offer the following oral fluid drug tests:

OralStat®: OralStat is a patented and patent pending, innovative drug test for the detection of drugs in oral fluids. Each OralStat simultaneously tests for 6 or 10 drugs in an oral fluid specimen.

Private Label Products

We do provide a private labeled version of our OralStat product to unaffiliated third parties for sale outside of the United States. As of December 31, 2018, sales of these products were not material.

Other Products

We distribute a number of other products related to the detection of substances of abuse. We do not manufacture these products. We do not derive a significant portion of our revenues from the sale of these products.

Contract Manufacturing

We provide bulk test strip contract manufacturing services to non-affiliated diagnostic companies. In the year ended December 31, 2018 (“Fiscal 2018”), we manufactured a test for the detection of RSV (Respiratory Syncytial Virus; the most common cause of lower respiratory tract infections in children worldwide) and a test to detect fetal amniotic membrane rupture. Fiscal 2018 and the year ended December 31, 2017 (“Fiscal 2017”) only include minimal sales of the fetal amniotic rupture product as the customer began manufacturing their own product in the early part of Fiscal 2018.

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

Our Distribution Method

We have a two-pronged distribution strategy that focuses on growing our business through direct sales and distributors. Our direct sales team consists of our Vice President of Sales & Marketing, Director of Latin America Sales, Regional Sales Managers, sales consultants and Inside Sales Representatives (collectively our “Direct Sales Team”); all of which are trained professionals that are experienced in sales of drug testing products. Our distributors are unaffiliated entities that resell our drug-testing products either as stand-alone products or as part of a service they provide to their customers.

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

Competition

We compete on the following factors:

Pricing: The pricing structure in our markets is highly competitive. We offer the only drug testing products that contain testing strips that are 100% manufactured in the US and that is 100% assembled in the United States. Price pressure is the greatest when comparing our pricing with pricing of products manufactured outside of the United States.

Quality: We manufacture, assemble and package our products completely in the United States in accordance with quality system regulations set forth by FDA; this includes the manufacturing of our drug test strips. Many companies in our industry claim their products are manufactured in the United States when in fact; their products are only assembled or packaged in the Unites States. The testing strips and in most cases the assembly of the product is done outside of the Unites States; usually in China. Products manufactured outside of the United States are generally manufactured outside of the requirements of quality system regulations set forth by FDA. In our opinion, this results in inferior, sub-par products being offered in the market. Most of our markets require accurate detection near the cut-off level of the test. Our products are manufactured to detect drug use closer to the cut-off level of the test. The majority of the drug tests on the market today are less “aggressive”; meaning they are not as sensitive and they will miss positive results. Missing positive results can be extremely troublesome to customers from both an economic and liability perspective; and in the clinical market, missing positives can be a threat to the health of the individuals being tested. We do offer products manufactured outside of the United States via distribution relationships to those customers that do not require accuracy near or at the cutoff level in their drug testing programs.

Customer and technical support: Our customers often need guidance and assistance with certain issues, including but not limited to, test administration, drug cross reactivity and drug metabolism. We provide our customers with continuous customer and technical support on a 24/7/365 basis; staffed by our employees. We believe that this support gives us a competitive advantage since our competitors do not offer this “employee staffed” extended service to their customers.

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

Major Customers

One of our customers accounted for 44% of net sales in Fiscal 2018. In Fiscal 2017, two of our customers accounted for 35.1% and 14.6% of net sales. The loss of an account in the fourth quarter of Fiscal 2017 is the reason why there is only one major customer in Fiscal 2018. The account lost in Fiscal 2017 is a subject of litigation we initiated against a former Vice President, Sales & Marketing/Sales Consultant (See Note D – Litigation/Legal Matters).

Patents and Trademarks/Licenses

As of December 31, 2018, we held 27 patents related to our point of collection drug-testing products, including 13 patents issued in the United States. As of December 31, 2018, we have 5 foreign patent application pending. We are incurring fees related to these patent applications that will be capitalized over the term of the patents.

As of December 31, 2018, we have 15 trademarks registered in the United States and, 10 trademarks registered in countries/regions such as Canada, Mexico, and the United Kingdom.

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

In July 2017, the FDA issued a limited exemption for certain drugs of abuse tests. More specifically, the exemption allows certain drug tests to be sold for the intended use in the workplace and insurance market without requiring a 510(k) marketing clearance. It is our understanding that only drug assays (tests) that have been previously cleared are allowed to be sold in the workplace and insurance markets under this limited exemption. We currently have a consent decree in place with FDA related to the marketing and sale of oral fluid drug tests in the workplace market. This consent decree must be lifted (or vacated) before we may commence oral fluid drug test sales in the workplace and insurance markets (even though other companies have already commenced sales of uncleared oral fluid drug tests in the workplace market). We are currently in the process of working with FDA towards getting the consent decree vacated.

In order to sell our products in Canada, we must comply with ISO 13485:2003, the International Standards Organization’s Directive for Quality Systems for Medical Devices (MDD or Medical Device Directive), and in order to sell our products in the European Union, we must obtain CE marking for our products (in the European Union, a “CE” mark is affixed to the product for easy identification of quality products). Collectively, these standards are similar to FDA regulations, and are a reasonable assurance to the customer that our products are manufactured in a consistent manner to help ensure that quality defect-free goods are produced. As of the date of this report, we have received approval and the right to bear the CE mark on our Rapid Drug Screen, Rapid ONE, Rapid TOX, RDS InCup, Rapid TOX Cup II, Rapid Reader and OralStat. We are currently certified to I.S. EN ISO 13485:2016 with an expiration date of July 31, 2021. We have also obtained the license to sell our RDS, Rapid ONE and Rapid TOX products in Canada through July 31, 2019. As of the date of this report, we do not expect to renew our application due to changes in the regulatory requirements to sell our product in Canada and the cost associated with the same given the minimal sales we have in Canada.

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

Research and Development (“R&D”)

Our R&D efforts are continually focused on enhancing and/or maintaining the performance and reliability of our drug-testing products, developing new product platforms and exploring new drug assays to offer to our customers, as well as performing development work related to contract manufacturing projects. Included in R&D expense are FDA compliance costs or costs associated with regulatory efforts taken related to the marketing of our products.

Our R&D expenditures were $93,000 in Fiscal 2018 and $117,000 in Fiscal 2017. None of the costs incurred in R&D in Fiscal 2018 or Fiscal 2017 were borne by a customer.

Manufacturing and Employees

Our facility in Kinderhook, New York houses assembly and packaging of the products we manufacture (including the products we supply on a contract manufacturing basis and the product we supply to a third party who markets the products under their own private label). Our warehouse, shipping department and administrative offices are also within our New York facility.

In our Logan Township, New Jersey facility, we manufacture our drug test strips and test strips for unaffiliated third parties. We also perform research and development in our New Jersey facility.

Unaffiliated third parties manufacture the adulteration, alcohol and certain forensic drug testing products we offer. We continue to primarily outsource the printing of the plastic components used in our products, and we outsource the manufacture of the plastic components used in our products.

As of December 31, 2018, we had 43 employees, of which 41 were full-time and 2 were part-time. None of our employees are covered by collective bargaining agreements.

ITEM 1A. RISK FACTORS

The drug testing market is highly competitive.

The market for drug tests used at the point of collection is highly competitive. Several companies produce drug tests that compete directly with our drug test product lines; these companies manufacture their products outside of the United States at a much lower cost. Some of our competitors have greater financial resources, allowing them to devote substantially more resources to business and product development and marketing efforts. Our inability to successfully address any competitive risk factors could negatively impact sales and our ability to achieve profitability.

Possible inability to hire and retain qualified personnel.

We will need additional skilled sales and marketing, technical and production personnel to maintain and/or grow our business. If we fail to retain our present staff or hire additional qualified personnel our business could suffer; specifically in the case of sales personnel. An inability to find qualified sales representatives would negatively impact our ability to maintain and/or grow sales.

Any adverse changes in our regulatory framework could negatively impact our business, and costs to obtain regulatory clearance are material.

Although we are unaware of any recent or upcoming changes in regulatory standards related to the marketing of our products, recent history supports that change in regulatory requirements could negatively impact our business. We became unable to sell our oral fluid products in the Employment/Workplace market in November 2013 as a result of FDA’s change in position regarding Employment/Workplace drug testing. Prior to this regulatory change, we typically had annual sales of $2,000,000 of oral fluid sales in the Employment/Workplace market. In July 2017, there was another change in marketing regulations. The FDA issued a limited exemption that would allow companies to sell certain drug tests in the Employment/Workplace market (see “Government Regulations”). While this change could be determined to have a positive impact on our sales (as it reopens a market for ABMC), due to our consent decree with FDA, we are unable to take advantage of the limited FDA exemption until such time that we are able to get our consent decree with FDA vacated (even though other companies are, and have been, selling oral fluids drug tests under the limited exemption for some time now). This lack of ability to take advantage of the limited exemption has negatively impacted our ability to regain sales of oral fluid drug tests.

In addition to the sales and marketing restrictions regulatory changes can cause, the cost of filing 510(k) marketing clearances is material. Therefore, these costs can have a negative impact on efforts to improve our financial performance. If regulatory standards change in the future, there can be no assurance that we will receive marketing clearances from FDA, if and when we apply for them.

We rely on intellectual property rights and contractual non-disclosure obligations to protect our proprietary information (including customer information). These rights and obligations may not adequately protect our proprietary information, and an inability to protect our proprietary information can harm our business.

We rely on confidentiality procedures and contractual provisions to protect our confidential and proprietary information. Confidential and proprietary information (such as components and product costing, customer pricing structures, customer information, vendor information, internal financial information, production processes, new product developments, product enhancements and other material, non-public information) is protected under non-disclosure agreements with our personnel and consultants. If these individuals do not comply with their obligations under these agreements, we may be required to incur significant costs to protect our confidential information and the use of this information by the breaching individual may cause harm to our business. In February 2017, we filed a complaint against Todd Bailey (a former Vice President, Sales & Marketing/Consultant of the Company) along with his company Premier Biotech, Inc. (“Premier Biotech”), (among others), related to the use of our confidential and proprietary information to circumvent and interfere with our ability to respond to a Request for Proposal (RFP) from a long-standing ABMC customer. This interference resulted in the customer awarding the contract to Premier Biotech and their vendor thereby causing harm to our business. We did incur increased legal fees in Fiscal 2018 and Fiscal 2017 as a result of this litigation. This litigation is ongoing as of the date of this report. (See Item 3; Legal Proceedings)

We rely on a combination of patent, copyright, trademark and trade secret laws. Despite our efforts to protect our intellectual property rights, unauthorized parties may attempt to copy aspects of our products, dilute our trademarks, or otherwise infringe upon our rights. We may be required to incur significant costs to protect our intellectual property right under laws of the United States Patent and Trademark Office. In addition, the laws of some foreign countries do not ensure that our means of protecting our proprietary rights in the United States or abroad will be adequate. Policing and enforcement against the unauthorized use of our intellectual property and other confidential proprietary information could entail significant expenses and could prove difficult or impossible. Such significant expenditures could have a material adverse effect on our results of operations.

One of our customers accounted for more than 10% of our total net sales in Fiscal 2018.

One of our customers accounted for 44% of our net sales in Fiscal 2018 and in Fiscal 2017 this same customer accounted for 35.1% of net sales. In Fiscal 2017, another customer accounted for 14.6% of our net sales. This customer (a state agency) ceased purchasing from us on October 1, 2017 and they were historically 10-15% of our annual net sales. The full impact of this loss was evident in Fiscal 2018. This customer is the subject of a lawsuit that we filed in February 2017 against our former Vice President, Sales & Marketing/Consultant Todd Bailey (see Item 3; Legal Proceedings). With the loss of the state agency contract, the other customer has become a greater percentage of our total sales. We have not yet garnered enough new sales to offset this lost account. We currently have a contract in place with the other long-standing customer that does not expire in the near future. However, there can be no assurance that this customer, or any of our current customers will continue to place orders, or that orders by existing customers will continue at current or historical levels.

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

We currently have approximately 36 suppliers that provide us with the raw materials necessary to manufacture our drug-testing strips, our drug test kits and the products we supply third parties on a contract manufacturing basis. For most of our raw materials, we have multiple suppliers, but there are a few raw materials for which we only have one supplier. The loss of one or more of these suppliers, the non-performance of one or more of their materials or the lack of availability of raw materials could suspend our manufacturing process. This interruption of the manufacturing process could impair our ability to fill customers’ orders as they are placed, putting us at a competitive disadvantage.

We have a significant amount of raw material and “work in process” inventory on hand that may not be used in the year ended December 31, 2019 if the expected configuration of sales orders is not received at projected levels.

We had approximately $778,000 in raw material components for the manufacture of our products at December 31, 2018. The non-chemical raw material components may be retained and used in production indefinitely and the chemical raw materials components have lives in excess of 20 years. In addition to the raw material inventory, we had approximately $184,000 in “work in process” (manufactured testing strips) inventory at December 31, 2018. The components for much of this “work in process” inventory have lives of 12-36 months. If sales orders received are not for products that would utilize the raw material components, or if product developments make the raw materials obsolete, we may be required to dispose of these unused raw materials. In addition, since the components for much of the “work in process” inventory have lives of 12-36 months, if sales orders within the next 12-36 months are not for products that contain the components of the “work in process” inventory, we may need to discard this expired “work in process” inventory. We have established an allowance for obsolete or slow moving inventory. At December 31, 2018, this allowance was $268,000. There can be no assurance that this allowance will continue to be adequate for the year ending December 31, 2019 and/or that it will not have to be adjusted in the future.

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

We incur legal, accounting and other expenses as a result of our required compliance with certain regulations implemented by the United States Securities and Exchange Commission (“SEC”). Our executive management and other personnel devote a substantial amount of time to these compliance requirements, including but not limited to compliance with the Sarbanes-Oxley Act of 2002 that requires, among other things, that we maintain effective internal controls over financial reporting and disclosure controls and procedures. Our management is required to perform system and process evaluation and testing of the effectiveness of our internal controls over financial reporting, as required by Section 404(a) of the Sarbanes-Oxley Act (as a smaller reporting company, we are exempt from the requirements of Section 404(b) of the Sarbanes-Oxley Act requiring auditor’s attestation related to internal controls over financial reporting). If we are not able to comply with the requirements of Section 404(a), if we identify deficiencies in our internal controls over financial reporting, or if we are unable to comply with any other SEC regulations or requirements, the market price of our common shares could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

We have a credit facility with Crestmark Bank consisting of revolving line of credit (the “Crestmark LOC”). The Crestmark LOC is secured by a first security interest in all of our receivables and inventory and security interest in all other assets of the Company (in accordance with permitted prior encumbrances), (together the “Collateral”). So long as any obligations are due to Crestmark, the Company must comply with a minimum Tangible Net Worth (“TNW”) Covenant of $150,000 at December 31, 2018. If a quarterly net income is reported, the TNW covenant increases by 50% of the reported net income. If a quarterly net loss is reported, the TNW covenant remains the same as the prior quarter’s covenant amount. TNW is defined as: Total Assets less Total Liabilities less the sum of (i) the aggregate amount of non-trade accounts receivables, including accounts receivables from affiliated or related persons, (ii) prepaid expenses, (iii) deposits, (iv) net lease hold improvements, (v) goodwill and (vi) any other asset that would be treated as an intangible asset under GAAP; plus Subordinated Debt. Subordinated Debt means any and all indebtedness presently or in the future incurred by the Company to any creditor of the Company entering into a written subordination agreement with Crestmark. The Company has not complied with the TNW covenant since the year ended December 31, 2017 and, most recently has not complied with the TNW covenant for December 31, 2018. The Company has received a waiver from Crestmark related to its non-compliance with the TNW covenant.

In addition to the Crestmark LOC, we have a loan and security agreement with Cherokee Financial, LLC. (“Cherokee”) which is secured by a first security interest in our real estate and machinery and equipment. In addition to general economic, financial, competitive, regulatory, business and other factors beyond our control, our ability to make payments to Cherokee Financial, LLC will depend primarily upon our future operating performance; which was negatively impacted in Fiscal 2018 by the loss of a material contract in the fourth quarter of Fiscal 2017. In February 2019, we entered into a new loan facility with Cherokee in the amount of $200,000 to pay off a loan with Cherokee from February 2018 in the amount of $150,000 and provide the Company with $50,000 in gross proceeds; $48,000 in net proceeds after Cherokee’s legal fees in connection with the financing. We used the net proceeds to pay a portion of the $75,000 principal reduction payment under our Mortgage Loan with Cherokee (with the remaining $27,000 being paid with cash on hand). See Note J – Subsequent Event.

A failure to comply with the Crestmark LOC TNW covenant (that is not waived by Crestmark Bank) and/or repay any of our debt obligations could result in an event of default, which, if not cured or waived, could result in the Company being required to pay much higher costs associated with the indebtedness and/or enable our creditors to declare all amounts owed to them due and payable with immediate effect. If we are forced to refinance our debt on less favorable terms, our results of operations and financial condition could be adversely affected by increased costs and rates. As an example, the new loan facility in February 2019 with Cherokee has an increased annual interest rate (18% versus 12%; which was the interest rate on the prior loan with Cherokee). We may also be forced to pursue one or more alternative strategies, such as restructuring, selling assets, reducing or delaying capital expenditures or seeking additional equity capital. There can be no assurances that any of these strategies could be implemented on satisfactory terms, if at all, or that future borrowings or equity financing would be available for the payment of any indebtedness we may have. In addition, in an event of default, our creditors could begin proceedings to collect the collateral securing the debt. This would have a material adverse effect on our ability to continue operations.

We have a history of incurring net losses and as of December 31, 2018, we have a negative stockholders’ equity.

Since our inception and throughout most of our history, we have incurred net losses, including but not limited to, a net loss of $1,028,000 incurred in Fiscal 2018. As of December 31, 2018, we also reported negative stockholders’ equity of $146,000. We incur substantial expenditures for sales and marketing, general and administrative and research and development purposes. Our ability to achieve profitability in the future will primarily depend on our ability to increase sales of our products. Stockholders’ equity improvement will also be dependent on our ability to increase sales which will increase the value of our assets and decrease our liabilities. Future profitability is also dependent on our ability to reduce manufacturing costs and successfully introduce new products or new versions of our existing products into the marketplace. There can be no assurance that we will be able to increase our revenues at a rate that equals or exceeds expenditures. Our failure to increase sales while controlling sales and marketing, general and administrative, and research and development costs (relative to sales) would result in additional losses.

We may need additional funding for our existing and future operations.

Our financial statements for Fiscal 2018 were prepared assuming we will continue as a going concern. If sales do not improve, our current cash balances and cash generated from future operations may not be sufficient to fund operations through April 2020. Future events, including the expenses and difficulties which may be encountered in maintaining a market for our products could make cash on hand and cash available under our line of credit facility insufficient to fund operations. If this happens, we may be required to sell additional equity or debt securities or obtain additional credit facilities. Any equity financing would result in further dilution to existing shareholders. There can be no assurance that any of these financings will be available or that we will be able to complete such financing on satisfactory terms.

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

Both the 2001 Plan and the 2013 Plan have options available for future issuance. As of December 31, 2018, there were 2,222,000 options issued and outstanding under the 2001 Plan. There were no options issued under the 2013 Plan, making the total issued and outstanding options 2,222,000 as of December 31, 2018. Of the total options issued and outstanding, 2,142,000 are fully vested as of December 31, 2018. As of December 31, 2018, there were 1,495,000 options available for issuance under the 2001 Plan and 4,000,000 options available for issuance under the 2013 Plan. We also currently have 2,000,000 warrants issued and outstanding.

If outstanding stock options and warrants are exercised, the common shares issued will be freely tradable, increasing the total number of common shares issued and outstanding. As of the date of this report, our average daily trading volume is minimal (i.e. our stock is thinly traded). If these shares are offered for sale in the public market, the sales could adversely affect the prevailing market price by lowering the bid price of our securities. The exercise of any of these stock options and warrants could also materially impair our ability to raise capital through the future sale of equity securities because issuance of the common shares underlying the stock options and warrants would cause further dilution of our securities. In addition, in the event of any change in the outstanding shares of our common stock by reason of any recapitalization, stock split, reverse stock split, stock dividend, reorganization consolidation, combination or exchange of shares, merger or any other changes in our corporate or capital structure or our common shares, the number and class of shares covered by the stock options and/or the exercise price of the stock options may be adjusted as set forth in their plans.

Substantial resale of restricted securities may depress the market price of our securities.

There are 9,478,001 common shares presently issued and outstanding as of the date hereof that are “restricted securities” as that term is defined under the Securities Act of 1933, as amended, (the “Securities Act”). These securities may be sold in compliance with Rule 144 of the Securities Act (“Rule 144”), or pursuant to a registration statement filed under the Securities Act. Rule 144 addresses sales of restricted securities by affiliates and non-affiliates of an issuer. An “affiliate” is a person, such as an officer, director or large shareholder, in a relationship of control with the issuer. “Control” means the power to direct the management and policies of the company in question, whether through the ownership of voting securities, by contract, or otherwise. If someone buys securities from a controlling person or an affiliate, they take restricted securities, even if they were not restricted in the affiliate's hands.

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

The SEC has adopted regulations that define a “penny stock” to be any equity security that has a market price per share of less than $5.00, subject to certain exceptions, such as any securities listed on a national securities exchange or securities of an issuer in continuous operation for more than three years whose net tangible assets are in excess of $2 million, or an issuer that has average revenue of at least $6 million for the last three years. Our common shares are currently trading on the OTC Markets Group., under their OTC Pink Open Market. As of Fiscal 2018, our net tangible assets did not exceed $2 million, and our average revenue for the last three years was only $4,798,000, so our securities do not currently qualify for exclusion from the “penny stock” definitions. Therefore, our common shares are subject to “penny stock” rules. For any transaction involving a “penny stock,” unless exempt, the rules impose additional sales practice requirements on broker-dealers, subject to certain exceptions. For these reasons, a broker-dealer may find it more difficult to trade our common stock and an investor may find it more difficult to acquire or dispose of our common stock on the secondary market. Therefore, broker-dealers may be less willing or able to sell or make a market in our securities because of the penny stock disclosure rules. Not maintaining a listing on a major stock market may result in a decrease in the trading price of our securities due to a decrease in liquidity and less interest by institutions and individuals in investing in our securities, and could also make it more difficult for us to raise capital in the future. Furthermore, listing on OTC Market Group may make it more difficult to retain and attract market makers. In the event that market makers cease to function as such, public trading of our securities will be adversely affected or may cease entirely.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We own our property in Kinderhook, New York. The property currently consists of a 30,000 square foot facility with approximately 22 surrounding acres. Our Kinderhook facility houses administration, customer service, inside sales, assembly and packaging, shipping and our warehouse. We lease (under a non-cancellable lease through December 31, 2019) 5,200 square feet of space in Logan Township, New Jersey that houses our bulk test strip manufacturing and research and development. Both facilities are currently adequate and meet the needs of all areas of the Company. We expect to renew the lease related to our New Jersey facility for a period of 1-2 more years.

ITEM 3. LEGAL PROCEEDINGS

ABMC v. Todd Bailey

The Company has ongoing litigation in the Northern District of New York against Premier Biotech Inc., and its principal, Todd Bailey (“Bailey”) (together the “Defendants”) that was filed in February 2017. Bailey formerly served as the Company’s Vice President of Sales and Marketing and as a sales consultant until December 23, 2016. The complaint seeks damages related to any profits and revenues that results from action taken by the Defendants related to Company customers.

In early 2017, the Company became aware of actions taken by the Defendants, including but not limited to, action taken specifically related to a Company contract with a state agency (held by the Company in excess of 10 years). The Company believes that the Defendants actions related to this customer and a RFP that was issued by the state agency resulted in the loss of the contract award to the Company and the award of the contract to Peckham Vocational Industries, Inc. (a then vendor of the Company) and Premier Biotech, Inc. in July 2017. This contract historically accounted for 10-15% of the Company’s annual revenue. The Company did protest the award of the contract to Peckham and Premier Biotech, and the state agency advised the Company on July 26, 2017 that they denied the Company’s protest of the award. The Company continued to hold a contract with the agency through September 30, 2017.

After the award of the contract, the Company amended its complaint against the Defendants to show actual damages caused by the Defendants and to show proprietary and confidential information (belonging to the Company) used by the Defendants in their response to the RFP. This confidential information belonging to the Company enabled the Defendants to comply with specifications of the RFP and undercut the Company’s pricing. The Defendants filed a response to the court opposing the Company’s supplemental motion and the Company filed reply papers to the Defendants response on November 2, 2017.

In January 2018, the court ruled on the motion to dismiss (that was filed by the Defendants in 2017). The court found that there was jurisdiction over the Defendants. The court did not rule on the other motions before them. In February 2018, the Company filed a motion for reconsideration and for leave to serve a supplemental/amended complaint. The new filing addressed (among other things) the Company’s intent to further supplement its complaint based on additional (subsequent) damage alleged by the Company on the part of the Defendants. In September 2018, the court ruled on the motions filed in February 2018. The court granted in part and denied in part our motions for reconsideration. More specifically, our motions supplementing claims of the Bailey’s breach of contract and damages related to the same, and Bailey’s misappropriation of the Company’s trade secrets were granted. The Company’s motions related to unjust enrichment and tortious interference were not granted. Defendants’ motion to dismiss was once again denied. The Company filed its supplemental motions as required on October 12, 2018. On November 1, 2018, the Defendants filed their response to our supplemental motions. In January 2019, an initial conference was held to discuss the case management plan and exchange mandatory disclosures. On January 31, 2019, the court referred the case for participation in the Mandatory Mediation Program. The deadline for completion of mediation was set for May 31, 2019.

In January 2019, Bailey’s complaint previously filed in Minnesota was transferred as a counter-claim in the Company’s complaint against Bailey. Bailey is seeking deferred commissions of $164,000 he alleges are owed to him by the Company. These amounts were originally deferred under a deferred compensation program initiated in 2013; a program in which Bailey was one of the participants. The Company has responded to the Bailey counterclaim and believes these amounts are not due to Bailey given the actions indicated in the Company’s litigation. Given the stage of the litigation, management is not yet able to opine on the outcome of its complaint or the counterclaim.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares are currently trading on the OTC Markets Group under their OTC Pink® Open Market under the symbol “ABMC”.

The following table sets forth the high and low closing bid prices of our securities as reported by the OTC Pink Open Market in Fiscal 2018 and Fiscal 2017. The prices quoted reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not necessarily represent actual transactions.

Year ended December 31, 2018	High	Low

Quarter ended December 31, 2018	$0.12	$0.07
Quarter ended September 30, 2018	$0.12	$0.06
Quarter ended June 30, 2018	$0.12	$0.09
Quarter ended March 31, 2018	$0.20	$0.10

Year ended December 31, 2017	High	Low

Quarter ended December 31, 2017	$0.14	$0.10
Quarter ended September 30, 2017	$0.16	$0.10
Quarter ended June 30, 2017	$0.15	$0.10
Quarter ended March 31, 2017	$0.15	$0.10

Holders

Based upon the number of record holders and individual participants in security position listings, as of April 16, 2019, there were approximately 1,800 holders of our securities. As of April 15, 2019, there were 32,479,368 common shares outstanding.

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

Securities authorized for issuance under equity compensation plans not previously approved by security holders

None.

The following table summarizes information as of December 31, 2018, with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by security holders	2,222,000	$0.13	5,495,000
Equity Compensation Plans not approved by security holders*	2,000,000	$0.18	NA

*All securities are related to individual compensation arrangements.

Performance Graph

As a smaller reporting company, we are not required to provide the information required under this item.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities, Purchases of equity securities by the issuer and affiliated purchasers

None that have not been previously reported in Quarterly Report(s) on Form 10-Q or Current Report(s) on Form 8-K.

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

Overview and Plan of Operations

Sales declined in Fiscal 2018 when compared Fiscal 2017. The primary reason for the decline was the loss of an account in the fourth quarter of Fiscal 2017 and the expiration of another government account in the second quarter of Fiscal 2018. The account lost in Fiscal 2017 is a subject of litigation we initiated against a former Vice President, Sales & Marketing/Sales Consultant (See Note D – Litigation/Legal Matters). Along with these losses, products manufactured outside of the United States continue to dominate our markets; especially those markets where cost is the driving factor.

In Fiscal 2018, we brought on new products and service offerings to diversify our revenue stream through third party relationships. These new products and services include products for the detection of alcohol and alternative sample options for drug testing (such as lab based oral fluid testing and hair testing). We are also now offering customers lower-cost alternatives for onsite drug testing. Sales of other products and services in Fiscal 2018 were not a significant portion of our sales; however, sales of the lower cost product alternative in Fiscal 2018 were approximately $276,000.

We are focusing our efforts on 1) further penetration of the clinical markets with new products, 2) drug testing with oral fluid in the workplace and 3) contract manufacturing. We are hopeful that our OTC marketing clearance for our Rapid TOX Cup® II product line, lower cost product alternatives and additional diagnostic products will enable us to increase sales in the clinical markets. In addition, we are currently working with our laboratory alliance in efforts to increase sales under our current contract. A change in the regulatory environment (due to certain exemptions set forth by the U.S. Food and Drug Administration related to workplace and insurance drug testing) has resulted in new efforts to re-enter the workplace market with oral fluid drug testing options. And finally, we are currently discussing a number of contract manufacturing opportunities with other entities; one of which started to generate sales in the first quarter of the year ending December 31, 2019.

Operating expenses continued to decline when comparing Fiscal 2018 with Fiscal 2017. This is a result of our continued efforts to ensure that expenses are in line with revenue. In Fiscal 2018, we consolidated job responsibilities in certain areas of the Company as a result of employee retirement and other departures; this consolidation enabled us to implement personnel reductions. We also continued to maintain a salary deferral program for our sole executive officer and another member of senior management throughout Fiscal 2018. The salary deferral program consisted of a 20% salary deferral for our Chief Executive Officer/Principal Financial Officer Melissa Waterhouse and our non-executive VP Operations through September 30, 2018. In the fourth quarter Fiscal 2018, the salary deferral level was reduced to 10% given the length of time the deferral has been in place and the increasing balances on the deferred compensation. As of December 31, 2018, we had total deferred compensation owed to these two individuals in the amount of $167,000. As cash flow from operations allows, we intend to repay portions of the deferred compensation, however we did not make any payments on deferred compensation in Fiscal 2018. In Fiscal 2017, we made payments in the amount of $27,000. We expect the salary deferral program will continue for up to another 12 months.

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

Valuation of Receivables: We estimate an allowance for doubtful accounts based on facts, circumstances and judgments regarding each receivable. Customer payment history and patterns, length of relationship with the customer, historical losses, economic and political conditions, trends and individual circumstances are among the items considered when evaluating the collectability of the receivables. Accounts are reviewed regularly for collectability and those deemed uncollectible are written off. If our customers’ economic condition changes, we may need to increase our allowance for doubtful accounts.

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

Use of Estimates: We make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

RESULTS OF OPERATIONS FOR FISCAL 2018 COMPARED TO FISCAL 2017

Net Sales: Net sales decreased 21.2%, or $1,042,000, to $3,872,000 in Fiscal 2018 from $4,914,000 in Fiscal 2017. The primary cause of the decline in sales is the loss of two government accounts. One of the accounts is a subject of ongoing litigation against a former Vice President Sales & Marketing/Sales Consultant (Todd Bailey); we believe the actions of Bailey resulted in our loss of the account starting in the fourth quarter of Fiscal 2017. Through the first nine months of Fiscal 2017 there was $718,000 in sales to this customer; compared to no sales in Fiscal 2018. The other government account expired in the early part of Fiscal 2018 and accounted for $142,000 of the lost sales. And finally, the expected downturn in contract manufacturing as a result of the expiration of one of our contract manufacturing agreements in early 2018 contributed to $76,000 of the lost sales. Other sales declined overall but, were partially offset by improvements in clinical sales and international sales (outside of Latin/South America).

Gross profit: Gross profit decreased to 33.3% of net sales in Fiscal 2018 from 40.6% of net sales in Fiscal 2017. The decline in gross profit stems primarily from the fact that decreased sales resulted in a decrease in the number of testing strips made in Fiscal 2018, when compared to Fiscal 2017. The majority of our labor and overhead costs are fixed. When revenues decline (especially at the level indicated in the previous paragraph), fewer testing strips are produced; this results in a manufacturing inefficiency (i.e. less fixed overhead cost absorption and a higher amount being expensed through cost of goods). In addition, the low product prices from foreign manufacturers have required us to decrease pricing of our own products to be more competitive. And finally, we added more raw materials to our slow moving inventory reserve primarily as a result of decreased usage of materials resulting from decreased sales. We have taken actions to adjust our production schedules to mitigate future inefficiencies and, we closely examine our gross profit margins on our manufactured products.

Operating Expenses: Operating expenses for Fiscal 2018 decreased $258,000, or 11.2%, when compared to operating expenses in Fiscal 2017. Expenses in all operations areas of the Company decreased. More specifically:

Research and development (“R&D”)

R&D expenses for Fiscal 2018 decreased 20.5% when compared to R&D expenses incurred in Fiscal 2017. The primary reason for the decline in R&D expense is decreased FDA compliance costs (due to timing of actions taken to submit and receive our OTC marketing clearance from FDA). This reduction was partially offset by an increase in salaries in Fiscal 2018 (due to an extended leave of one of our R&D employees in Fiscal 2017). All other expense remained relatively consistent. In Fiscal 2018, our R&D department primarily focused their efforts on the evaluation and development of potential contract manufacturing opportunities and the enhancement of our current products.

Selling and marketing

Selling and marketing expenses for Fiscal 2018 decreased by 19.9% when compared to selling and marketing expense in Fiscal 2017. Decreased costs related to employment taxes and benefits (due to a decreased number of employees), travel expense, postage/shipping expense, telephone costs (due to change in vendor) and marketing salaries (due to transitioning from an employee based approach to internet marketing to the use of a consulting firm) were nominally offset by increased costs related to marketing consulting (due to the same transition discussed regarding marketing salaries).

In Fiscal 2018, we promoted additional products (through relationships with third parties) for the detection of alcohol, alternative sample options for drug testing (such as lab based oral fluid testing and hair testing) and lower-cost alternatives for onsite drug testing. The addition of these offerings did not result in increased selling and marketing expenses. In Fiscal 2018, we refocused our efforts on further penetration of the clinical markets, took efforts to re-enter the workplace market with oral fluid drug testing options and increase our contract manufacturing business. We are continuing these efforts in the year ending December 31, 2019. However, we will take all steps necessary to ensure selling and marketing expenditures are in line with sales.

General and administrative (“G&A”)

G&A expenses for Fiscal 2018 decreased 6.6% when compared to G&A expenses in Fiscal 2017. Decreased costs related to investor relations (due to lower service costs), quality assurance salaries (due to retirement of an employee), purchasing salaries (due to consolidation of positions) consulting fees, legal fees (due to timing of actions required in the ABMC v. Bailey litigation), bad debt expense (due to a decrease in our reserve) and share based payment expense (due to less stock option amortization in Fiscal 2018) were partially offset by other increased expenses. Those increases were in warehouse salaries (due to transfer of employee), accounting fees, outside service fees (due to 2018 being a re-certification year for our ISO certification), utility costs and bank service fees (as a result of the receipt of waivers related to our non-compliance with the TNW covenant for our line of credit).

Given our litigation is ongoing; we do expect legal fees to remain at or above their current levels for the year ending December 31, 2019. We are continuously examining all G&A expenses to look for lower cost alternatives to our current services/products being used. This examination has resulted in decreased G&A expenses throughout most of the expense areas of the Company. Apart from the increases previously discussed, we do not expect significant increase in G&A expense.

Other income and expense:

Other expense in Fiscal 2018 consisted of interest income, interest expense associated with our credit facilities (our line of credit and equipment loan with Crestmark Bank, and our loan and security agreement and term loan with Cherokee Financial, LLC) partially offset by other income related to gains on certain liabilities. Other expense in Fiscal 2017 consisted of interest expense associated with our credit facilities (our line of credit and equipment loan with Crestmark Bank, and our loan and security agreement with Cherokee Financial, LLC) partially offset by other income related to gains on certain liabilities.

LIQUIDITY AND CAPITAL RESOURCES AS OF DECEMBER 31, 2018

Our cash requirements depend on numerous factors, including but not limited to manufacturing costs (such as raw materials, equipment, etc.), selling and marketing initiatives, product development activities, regulatory costs, legal costs associated with current litigation, and effective management of inventory levels and production levels in response to sales history and forecasts. We also are required to make a $75,000 principal reduction payment to Cherokee Financial, LLC in February 2019 (see Note J – Subsequent Event). We expect to devote capital resources related to selling and marketing initiatives and we expect that we will incur increased legal costs due to ongoing litigation in the year ending December 31, 2019. We are examining other growth opportunities including strategic alliances. Given our current and historical cash position, such activities would need to be funded from the issuance of additional equity or additional credit borrowings, subject to market and other conditions. Our financial statements for the year ended December 31, 2018 were prepared assuming we will continue as a going concern.

On December 20, 2018, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Chaim Davis (the Chairman of our Board of Directors) and certain other accredited investors (altogether the “Investors”), under which we issued and sold to the Investors in a private placement (the “Private Placement”) 2,000,000 units (the “Units”). We closed on the Private Placement on December 24, 2018. Each Unit consists of one (1) share of the Company’s common stock, par value $0.01 per share (“Common Share”), at a price per Unit of $0.10 (the “Purchase Price”) for aggregate gross proceeds of approximately $200,000. Our net proceeds were $200,000 as expenses related to the Private Placement were minimal. We did not utilize a placement agent for the Private Placement. The net proceeds were to be used for working capital and general corporate purposes.

Our financial statements for Fiscal 2018 have been prepared assuming we will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. For Fiscal 2018, we had a net loss of $1,028,000 and net cash used in operating activities of $220,000, compared to a net loss of $545,000, and net cash provided by operating activities of $181,000 in Fiscal 2017. The Company’s cash position increased by $77,000 in Fiscal 2018 and decreased by $120,000 in Fiscal 2017.

Our current cash balances, together with cash generated from future operations and amounts available under our credit facilities may not be sufficient to fund operations through April 2020. At December 31, 2018, we have negative Stockholders’ Equity of $146,000. Our loan and security agreement with Cherokee Financial, LLC expires on February 15, 2020 (See Note J -Subsequent Event) and our line of credit expires on June 22, 2020. Our term loan with Cherokee Financial LLC expired on February 15, 2019 (See Note J – Subsequent Event). Although our line of credit has a maximum availability of $1,500,000, the amount available under our line of credit is much lower as it is based upon the balance of our accounts receivable and inventory. As of December 31, 2018, based on our availability calculation, there were no additional amounts available under our line of credit because we draw any balance available on a daily basis. If sales levels continue to decline, we will have reduced availability on our line of credit due to decreased accounts receivable balances. In addition, we would expect our inventory levels to continue to decrease if sales levels decline further, which would result in further reduced availability on our line of credit. In addition to decreased inventory value, as a result of an amendment executed on June 25, 2018, the amount available under the inventory component of the line of credit was changed to 40% of eligible inventory plus up to 10% of Eligible Generic Packaging Components not to exceed the lesser of $250,000 (“Inventory Sub-Cap Limit”) or 100% of Eligible Accounts Receivable. In addition, starting July 1, 2018, the Inventory Sub-Cap Limit is being permanently reduced by $10,000 per month on the first day of each month until the Inventory Sub-Cap Limit is reduced to $0. Although this “staggered” reduction did not have a material immediate impact on our availability under the line of credit, it will eventually result in no availability under the line of credit related to inventory and the line of credit will be an accounts receivable based line only.

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

As of December 31, 2018, we had the following debt/credit facilities:

Facility	Debtor	Balance as of December 31, 2018	Due Date
Loan and Security Agreement	Cherokee Financial, LLC	$ 975,000	February 15, 2020
Revolving Line of Credit	Crestmark Bank	$ 502,000	June 22, 2020
Equipment Loan	Crestmark Bank	$ 19,000	June 22, 2020
Term Loan	Cherokee Financial, LLC	$ 150,000	February 15, 2019
Total Debt		$1,646,000

Working Capital

At the end of Fiscal 2018, we are operating at a working capital deficit of $212,000. This compares to working capital of $477,000 at the end of Fiscal 2017. This decrease in working capital is a result of decreased sales which has resulted in lower inventory values. Decreased sales have resulted in lower inventory levels and lower prepaid assets and increased debt, partially offset by an increased cash position (as a result of a private placement we closed in December 2018). We have historically satisfied net working capital requirements through cash from operations, bank debt and equity sales.

Dividends

We have never paid any dividends on our common shares and we anticipate that all future earnings, if any, will be retained for use in our business.

Cash Flow, Outlook/Risk

We have taken steps (and will continue to take steps) to ensure that operating expenses and manufacturing costs remain in line with sales levels, however, we are incurring increased costs related to litigation, our line of credit (due to covenant non-compliance that has been waived by our lender) and other administrative requirements. In early 2018, we started making an investment in sales to further penetrate the rehabilitation/drug treatment, pain management and other clinical markets. To offset these investments, we consolidated job responsibilities in other areas of the Company and this enabled us to implement personnel reductions. In other efforts to reduce cash requirements, we have issued shares of restricted stock in lieu of cash. More specifically, in Fiscal 2018, we issued (1) 150,000 restricted shares of common stock to Cherokee Financial, LLC in connection with our Term Loan; (2) 277,778 restricted shares of common stock to Landmark Pegasus, Inc. in connection with an extension of our Financial Advisory Agreement, and (3) 68,820 restricted shares of common stock to our Chairman of the Board for his attendance at two meetings of our Board of Directors in 2018. In addition, in December 2018, we closed on a private placement of 2,000,000 shares of our common stock resulting in net proceeds of $200,000.We expect to issue additional restricted shares of common stock for attendance at meetings of the Board of Directors if a director (or directors) choose(s) payment in shares in lieu of cash as their form of payment. See Note J – Subsequent Event regarding additional shares issued in the first quarter of the year ending December 31, 2019.

At December 31, 2018 our cash balance was higher (due to the closing of a private placement of securities in late December 2018) and our line of credit balance was higher (due to increased customer balances at December 31, 2018). However, throughout Fiscal 2018, the decline in sales resulted in lower than average cash balances and lower availability on our line of credit at times. Two large government accounts (one of which was in the year ended December 31, 2017 and the other in the year ended December 31, 2016) were lost due to alleged actions on the part of a former Vice President Sales and Marketing/Sales Consultant (Todd Bailey) and are the subject of ongoing litigation. These two accounts represented approximately $1,000,000 in annual sales to the Company (of which $718,000 impacted sales revenues in Fiscal, 2018; when compared to Fiscal 2017). Also, in the early part of Fiscal 2018, we had another government contract expire and this also contributed to the sales decline in Fiscal 2018 (when compared to Fiscal 2017). To address the declines, we are promoting new products and service offerings to diversify our revenue stream. These new products and services (through relationships with third parties) include products for the detection of alcohol, alternative sample options for drug testing (such as lab based oral fluid testing and hair testing) and lower-cost alternatives for onsite drug testing. Also, a change in the regulatory environment (due to certain exemptions set forth by the U.S. Food and Drug Administration related to workplace and insurance drug testing) has resulted in new efforts to re-enter the workplace market with oral fluid drug testing options. And finally, we are currently discussing a number of contract manufacturing opportunities with other entities; one of which started to generate sales in the first quarter of the year ending December 31, 2019.

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

We were not in compliance with the TNW covenant under our Crestmark LOC as of December 31, 2018. The Company has received a waiver from Crestmark related to its non-compliance with the TNW covenant. The Company will be charged a fee of $5,000 for this waiver. A failure to comply with the TNW covenant under our Crestmark LOC (a failure that is not waived by Crestmark) could result in an event of default, which, if not cured, could result in the Company being required to pay much higher costs associated with the indebtedness. If we are forced to refinance our debt on less favorable terms, our results of operations and financial condition could be adversely affected by increased costs and rates. There is also no assurance that we could obtain alternative debt facilities. We may also be forced to pursue one or more alternative strategies, such as restructuring, selling assets, reducing or delaying capital expenditures or seeking additional equity capital. There can be no assurances that any of these strategies could be implemented on satisfactory terms, if at all.

Our term loan with Cherokee Financial, LLC matured on February 15, 2019. On this same date, another principal reduction payment was due in the amount of $75,000 on our Loan and Security Agreement with Cherokee; for a total of $225,000. See Note J – Subsequent Event.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, Management has concluded that our internal control over financial reporting was effective as of December 31, 2018.

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

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item is contained in our definitive Proxy Statement with respect to our Annual Meeting of Shareholders for Fiscal 2018, under the captions “Discussion of Proposal Recommended by Board”, “Directors that are not Nominees”, “Additional Executive Officers and Senior Management”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Code of Ethics”, “Nominating Committee”, “Audit Committee” and “Audit Committee Financial Expert” and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is contained in our definitive Proxy Statement with respect to our Annual Meeting of Shareholders for Fiscal 2018, under the captions “Executive Compensation”, “Compensation of Directors”, “Compensation Committee Interlocks and Insider Participation”, and “Compensation Committee Report”, and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is contained within Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities earlier in this Annual Report on Form 10-K and in our definitive Proxy Statement with respect to the Annual Meeting of Shareholders for Fiscal 2018, under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is contained in our definitive Proxy Statement with respect to the Annual Meeting of Shareholders for Fiscal 2018, under the captions “Certain Relationships and Related Transactions” and “Independent Directors”, and is incorporated herein by reference.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is contained in our definitive Proxy Statement with respect to the Annual Meeting of Shareholders for Fiscal 2018, under the caption “Independent Public Accountants”, and is incorporated herein by reference.

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

(3)
See Item 15(b) of this Annual Report on Form 10-K.

(b)
Exhibits

Number	Description of Exhibits

3.5	Amended and Restated Bylaws (1)
3.51	Amended and Restated Bylaws (2)
3.7	Sixth amendment to the Certificate of Incorporation (1)
4.17	Fiscal 2001 Nonstatutory Stock Option Plan (filed as part of the Company’s Proxy Statement for its Fiscal 2002 Annual Meeting and incorporated herein by reference) (a)
4.25	2013 Equity Compensation Plan (filed as Appendix A to the Company’s Proxy Statement for its fiscal year ended December 31, 2012 and incorporated herein by reference)(a)
4.26	Securities Purchase Agreement(8)
10.8	Lease dated August 1, 1999/New Jersey facility (3)
10.40	Employment Contract between the Company and Melissa A. Waterhouse(4)
10.41	Amendment No. 9 to New Jersey facility lease, dated December 15, 2014(5)
10.42	Amendment No. 10 to New Jersey facility lease, dated December 21, 2015(6)
10.43	Amendment No. 11 to New Jersey facility lease, dated November 20, 2017(7)
31.1 & 31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer/Chief Financial Officer
32.1 & 32.2	Section 1350 Certification of the Chief Executive Officer/Chief Financial Officer
101
The following materials from our Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheet, (ii) Statements of Income (iii) Statements of Cash Flows, (iv) Statements of Changes in Stockholders’ Equity and (v) Notes to Financial Statements.

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
(5)
Filed as the exhibit number listed to the Company’s Form 10-K filed on March 31, 2015 and incorporated herein by reference.
(6)
Filed as the exhibit number listed to the Company’s Form 10-K filed on March 30, 2016 and incorporated herein by reference.
(7)
Filed as the exhibit number listed to the Company’s Form 10-K filed on April 12, 2018 and incorporated herein by reference.
(8)
Filed as the exhibit number listed to the Company’ Current Report on Form 8-K filed on December 26, 2018 and incorporated herein by reference.

(c)
Not applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN BIO MEDICA CORPORATION

By:	/s/ Melissa A. Waterhouse
Melissa A. Waterhouse
Chief Executive Officer (Principal Executive Officer)
Principal Financial Officer
Principal Accounting Officer

Date: April 16, 2019

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 16, 2019:

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

AMERICAN BIO MEDICA CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of American Bio Medica Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of American Bio Medica Corporation (the Company) as of December 31, 2018 and 2017, and the related statements of operations, changes in stockholders’ (deficit)/equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

We have served as the Company’s auditor since 2015.

/s/ UHY LLP

Albany, New York
April 16, 2019

AMERICAN BIO MEDICA CORPORATION

Balance Sheets

	December 31,	December 31,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$113,000	$36,000
Accounts receivable, net of allowance for doubtful accounts of $36,000 at December 31, 2018 and $52,000 at December 31, 2017	452,000	348,000
Inventory, net of allowance of $268,000 at December 31, 2018 and $500,000 at December 31, 2017	1,019,000	1,473,000
Prepaid expenses and other current assets	29,000	97,000
Total current assets	1,613,000	1,954,000

Property, plant and equipment, net	718,000	792,000
Patents, net	123,000	109,000
Other assets	21,000	21,000
Deferred finance costs – line of credit, net	0	15,000
Total assets	$2,475,000	$2,891,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$359,000	$374,000
Accrued expenses and other current liabilities	449,000	311,000
Wages payable	278,000	259,000
Line of credit	502,000	446,000
Current portion of long-term debt	237,000	87,000
Total current liabilities	1,825,000	1,477,000
Other liabilities/debt	7,000	19,000
Long-term debt, net of current portion and deferred finance costs	789,000	772,000
Total liabilities	2,621,000	2,268,000

COMMITMENTS AND CONTINGENCIES
Stockholders’ equity:
Preferred stock; par value $.01 per share; 5,000,000 shares authorized, none issued and outstanding	0	0
Common stock; par value $.01 per share; 50,000,000 shares authorized; 32,279,368 issued and outstanding as of December 31, 2018 and 29,782,770 issued and outstanding as of December 31, 2017	323,000	298,000
Additional paid-in capital	21,404,000	21,170,000
Accumulated deficit	(21,873,000)	(20,845,000)
Total stockholders’ (deficit)/equity	(146,000)	623,000
Total liabilities and stockholders’ (deficit)/equity	$2,475,000	$2,891,000

The accompanying notes are an integral part of the financial statements.

AMERICAN BIO MEDICA CORPORATION

Statements of Operations

	Year Ended December 31,
	2018	2017

Net sales	$3,872,000	$4,914,000

Cost of goods sold	2,584,000	2,917,000

Gross profit	1,288,000	1,997,000

Operating expenses:
Research and development	93,000	117,000
Selling and marketing	545,000	680,000
General and administrative	1,412,000	1,511,000
	2,050,000	2,308,000

Operating loss	(762,000)	(311,000)

Other income / (expense):
Interest income	1,000	0
Interest expense	(284,000)	(272,000)
Other income, net	19,000	38,000
	(264,000)	(234,000)

Net loss before tax	(1,026,000)	(545,000)

Income tax expense	(2,000)	0

Net loss	$(1,028,000)	$(545,000)

Basic and diluted loss per common share	$(0.03)	$(0.02)

Weighted average number of shares outstanding – basic and diluted	30,115,063	29,211,454

The accompanying notes are an integral part of the financial statements.

AMERICAN BIO MEDICA CORPORATION

Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance – January 1, 2017	28,842,788	$288,000	$21,037,000	$(20,300,000)	$1,025,000

Shares issued in connection with Landmark consulting agreement extensions	939,982	10,000	90,000	0	100,000
Share based payment expense			43,000		43,000
Net loss				(545,000)	(545,000)
Balance – December 31, 2017	29,782,770	$298,000	$21,170,000	$(20,845,000)	$623,000

Shares issued in connection with Landmark consulting agreement extensions	277,778	3,000	22,000		25,000
Shares issued to Cherokee in connection with loan	150,000	1,000	16,000		17,000
Shares issued for board meeting attendance in lieu of cash	68,820	1,000	6,000		7,000
Shares issued under December 2018 Private Placement	2,000,000	20,000	180,000		200,000
Share based payment expense			10,000		10,000
Net loss				(1,028,000)	(1,028,000)
Balance – December 31, 2018	32,279,368	$323,000	$21,404,000	$(21,873,000)	$(146,000)

The accompanying notes are an integral part of the financial statements.

AMERICAN BIO MEDICA CORPORATION

Statements of Cash Flows

	Year Ended	Year Ended
	December 31,	December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(1,028,000)	$(545,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	81,000	80,000
Amortization of debt issuance costs	126,000	126,000
Provision for bad debts	(16,000)	3,000
Provision for slow moving and obsolete inventory	134,000	51,000
Share-based payment expense	10,000	43,000
Director fee paid with restricted stock	6,000	0
Changes in:
Accounts receivable	(88,000)	205,000
Inventory	320,000	58,000
Prepaid expenses and other current assets	93,000	96,000
Accounts payable	(15,000)	70,000
Accrued expenses and other current liabilities	138,000	34,000
Wages payable	19,000	(40,000)
Net cash (used in) / provided by operating activities	(220,000)	181,000

Cash flows from investing activities:
Purchase of property, plant and equipment	0	(44,000)
Patent application costs	(22,000)	(20,000)
Net cash used in investing activities	(22,000)	(64,000)

Cash flows from financing activities:
Proceeds (payments on) debt financing, net	63,000	(44,000)
Proceeds from private placement	200,000	0
Proceeds from lines of credit	4,216,000	5,832,000
Payments on lines of credit	(4,160,000)	(6,025,000)
Net cash provided by / (used in) financing activities	319,000	(237,000)

Net increase in / ( decrease in) cash and cash equivalents	77,000	(120,000)
Cash and cash equivalents – beginning of period	36,000	156,000
Cash and cash equivalents – end of period	$113,000	$36,000
Supplemental disclosures of cash flow information:
Non-Cash transactions:
Consulting expense paid with restricted stock	$25,000	$71,000
Debt issuance cost paid with restricted stock	$19,000	$0
Director fee paid with restricted stock	$6,000	$0
Patent application costs	$22,000	$20,000
Cash paid during the year for interest	$157,000	$146,000
Cash paid for taxes	$2,000	$0

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

Going Concern:

The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. For the year ended December 31, 2018 (“Fiscal 2018”), the Company had a net loss of $1,028,000 and net cash used in operating activities of $220,000, compared to a net loss of $545,000, and net cash provided by operating activities of $181,000 in the year ended December 31, 2017 (“Fiscal 2017”). The Company’s cash position increased by $77,000 in Fiscal 2018 and decreased by $120,000 in Fiscal 2017.

As of December 31, 2018, the Company had an accumulated deficit of $21,873,000. Over the course of the last several fiscal years, the Company has implemented a number of expense and personnel cuts, implemented a salary and commission deferral program, consolidated certain manufacturing operations of the Company, and refinanced debt. The salary deferral program consisted of a 20% salary deferral for the Company’s Chief Executive Officer/Principal Financial Officer Melissa Waterhouse and its non-executive VP Operations through September 30, 2018. In the fourth quarter Fiscal 2018, the salary deferral level was reduced to 10% given the length of time the deferral has been in place and the increasing balances on the deferred compensation. As of December 31, 2018, the Company owed these two individuals total deferred compensation of $167,000. The Company did not make any deferral payments in Fiscal 2018 and made payment of $27,000 in payments in Fiscal 2017. As cash flow from operations allows, the Company intends to make payments related to the salary deferral program, however the deferral program is continuing and the Company expects it will continue for up to another 12 months.

The Company’s current cash balances, together with cash generated from future operations and amounts available under its credit facilities may not be sufficient to fund operations through April 2020. The Company’s current line of credit expires on June 22, 2020 and has a maximum availability of $1,500,000. However, the amount available under the line of credit is based upon the balance of the Company’s accounts receivable and inventory so the maximum amount is not available to borrow. As of December 31, 2018, based on the Company’s availability calculation, there were no additional amounts available under the line of credit because the Company draws any balance available on a daily basis. If sales levels continue to decline, the Company will have reduced availability on the line of credit due to decreased accounts receivable balances. The Company would also expect its inventory levels to decrease if sales levels decline further, which would result in further reduced availability on the line of credit. In addition to decreased inventory value, as a result of an amendment executed on June 25, 2018, the amount available under the inventory component of the line of credit was changed to 40% of eligible inventory plus up to 10% of Eligible Generic Packaging Components not to exceed the lesser of $250,000 (“Inventory Sub-Cap Limit”) or 100% of Eligible Accounts Receivable. In addition, starting July 1, 2018, the Inventory Sub-Cap Limit is being permanently reduced by $10,000 per month on the first day of each month until the Inventory Sub-Cap Limit is reduced to $0. Although this “staggered” reduction did not have a material immediate impact on our availability under the line of credit, it will eventually result in no availability under the line of credit related to inventory and the line of credit will be an accounts receivable based line only.

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

The Company was not in compliance with the TNW covenant as of December 31, 2018; however, the Company received a waiver from Crestmark Bank. The Company will be charged a fee of $5,000 for this waiver. A failure to comply with the TNW covenant under our Crestmark LOC (a failure that is not waived by Crestmark) could result in an event of default, which, if not cured, could result in the Company being required to pay much higher costs associated with the indebtedness. If we are forced to refinance our debt on less favorable terms, our results of operations and financial condition could be adversely affected by increased costs and rates. There is also no assurance that we could obtain alternative debt facilities. We may also be forced to pursue one or more alternative strategies, such as restructuring, selling assets, reducing or delaying capital expenditures or seeking additional equity capital. There can be no assurances that any of these strategies could be implemented on satisfactory terms, if at all.

The Company’s term loan with Cherokee Financial, LLC matures on February 15, 2019. On this same date, another principal reduction payment will be due in the amount of $75,000 on our Loan and Security Agreement with Cherokee Financial, LLC; for a total of $225,000. See Note J – Subsequent Event.

The Company’s history of limited cash flow and/or operating cash flow deficits, its current cash position and lack of access to capital raise doubt about its ability to continue as a going concern and its continued existence is dependent upon several factors, including its ability to raise revenue levels and control costs to generate positive cash flows, to sell additional shares of the Company’s common stock to fund operations and obtain additional credit facilities. Selling additional shares of the Company’s common stock and obtaining additional credit facilities may be more difficult as a result of limited access to equity markets and the tightening of credit markets. If events and circumstances occur such that 1) the Company does not meet its current operating plans to increase sales, 2) the Company is unable to raise sufficient additional equity or debt financing, or 3) the Company is unable to utilize equity as a form of payment in lieu of cash, or 4) the Company’s credit facilities are insufficient or not available, the Company may be required to further reduce expenses or take other steps which could have a material adverse effect on our future performance. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of or classification of liabilities that might be necessary as a result of this uncertainty.

Significant Accounting Policies:

[1]
Cash equivalents: The Company considers all highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

[2]
Accounts Receivable: Accounts receivable consists of mainly trade receivables due from customers for the sale of our products. Payment terms vary on a customer-by-customer basis, and currently range from cash on delivery to net 60 days. Receivables are considered past due when they have exceeded their payment terms. Accounts receivable have been reduced by an estimated allowance for doubtful accounts. The Company estimates its allowance for doubtful accounts based on facts, circumstances and judgments regarding each receivable. Customer payment history and patterns, length of relationship with the customer, historical losses, economic and political conditions, trends and individual circumstances are among the items considered when evaluating the collectability of the receivables. Accounts are reviewed regularly for collectability and those deemed uncollectible are written off. At December 31, 2018 and December 31, 2017, the Company had an allowance for doubtful accounts of $36,000 and $52,000, respectively.

AMERICAN BIO MEDICA CORPORATION
Notes to financials

[3]
Inventory: Inventory is stated at the lower of cost or net realizable value. Work in process and finished goods are comprised of labor, overhead and raw material costs. Labor and overhead costs are determined on a rolling average cost basis and raw materials are determined on an average cost basis. At December 31, 2018 and December 31, 2017, the Company established an allowance for slow moving and obsolete inventory of $268,000 and $500,000, respectively.

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

On December 22, 2017, the Tax Reform Act was signed into law. Among the provisions, the Tax Reform ACT reduces the U.S. federal corporate income tax rate from a maximum of 35% to a flat 21% effective January 1, 2018, requires companies to pay a one-time transition tax on deemed repatriated earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign sourced earnings. At December 31, 2018 we have completed our accounting for the tax effects of the enactment of the Tax Reform Act. We have finalized the tax effects on our existing deferred tax balances and the one-time transition tax under Staff Accounting Bulletin No. 118 ("SAB 118"). We have also included current year impacts of the Tax Reform Act in our tax provision.

In Fiscal 2017, the Company recognized the provisional tax impact related to the revaluation of deferred tax assets and liabilities and included these amounts in its financial statements for Fiscal 2017. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Tax Reform Act, the Company revalued its net U.S. deferred income tax assets and liabilities at December 31, 2017 from $5,400,000 to $3,600,000, a decrease of $1,800,000. In addition, the deferred income tax asset valuation allowance increased by 1,800,000 as a result of the reduction in the corporate income tax rate.

 [5]
Depreciation and amortization: Property, plant and equipment are depreciated on the straight-line method over their estimated useful lives; generally 3-5 years for equipment and 30 years for buildings. Leasehold improvements and capitalized lease assets are amortized by the straight-line method over the shorter of their estimated useful lives or the term of the lease. Intangible assets include the cost of patent applications, which are deferred and charged to operations over 19 years. The accumulated amortization of patents is $182,000 at December 31, 2018 and $175,000 at December 31, 2017. Annual amortization expense of such intangible assets is expected to be $7,000 per year for the next 5 years.

AMERICAN BIO MEDICA CORPORATION
Notes to financials

[6]
Revenue recognition: The Company adopted ASU 2014-09, “Revenue from Contracts with Customers” in the first quarter of Fiscal 2018.The Company's revenues result from the sale of goods and reflect the consideration to which the Company expects to be entitled. The Company records revenues based on a five-step model in accordance with ASU 2014-09. The Company has defined purchase orders as contracts in accordance with ASU 2014-09. For its customer contracts, the Company’s performance obligations are identified; which is delivering goods at a determined transaction price, allocation of the contract transaction price with performance obligations (when applicable), and recognition of revenue when (or as) the performance obligation is transferred to the customer. Goods are transferred when the customer obtains control of the goods (which is upon shipment to the customer). The Company's revenues are recorded at a point in time from the sale of tangible products. Revenues are recognized when products are shipped.

In Fiscal 2018, the Company elected the Modified Retrospective Method (the "Cumulate Effect Method") to comply with ASU 2014-09. The Cumulative Effect Method does not affect the amounts for the prior periods, but requires that the current period be reported in accordance with ASU 2014-09. ASU 2014-09 was adopted on January 1, 2018 which was the first day of the Company's 2018 fiscal year. There was no material impact on the Company’s financial position or results of operations.

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

Potential common shares outstanding as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Warrants	2,000,000	2,060,000
Options	2,222,000	2,147,000
Total	4,222,000	4,207,000

For Fiscal 2018 and Fiscal 2017, the number of securities not included in the diluted loss per share was 4,222,000 and 4,207,000, respectively, as their effect was anti-dilutive due to a net loss in each year.

AMERICAN BIO MEDICA CORPORATION
Notes to financials

[10]
Use of estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our management believes the major estimates and assumptions impacting our financial statements are the following:

●
estimates of the fair value of stock options and warrants at date of grant; and

●
estimates of accounts receivable reserves; and

●
estimates of the inventory reserves; and

●
estimates of accruals and liabilities; and

●
deferred tax valuation.

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

AMERICAN BIO MEDICA CORPORATION
Notes to financials

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

[13]
Accounting for share-based payments and stock warrants: In accordance with the provisions of ASC Topic 718, “Accounting for Stock Based Compensation”, the Company recognizes share-based payment expense for stock options and warrants. The weighted average fair value of options issued and outstanding in Fiscal 2018 and Fiscal 2017 was $0.13 in each year. (See Note H [2] – Stockholders’ Equity)

In Fiscal 2018, the Company accounted for derivative instruments in accordance with ASC Topic 815 “Derivatives and Hedging” (“ASC Topic 815”). The guidance within ASC Topic 815 requires the Company to recognize all derivatives as either assets or liabilities on the statement of financial position unless the contract, including common stock warrants, settles in the Company’s own stock and qualifies as an equity instrument. A contract designated as an equity instrument is included in equity at its fair value, with no further fair value adjustments required; and if designated as an asset or liability is carried at fair value with any changes in fair value recorded in the results of operations. The weighted average fair value of warrants issued and outstanding was $0.18 in both Fiscal 2018 and Fiscal 2017. (See Note H [3] – Stockholders’ Equity)

[14]
Concentration of credit risk: The Company sells products primarily to United States customers and distributors. Credit is extended based on an evaluation of the customer’s financial condition.

At December 31, 2018, one customer accounted for 56.5% of the Company’s net accounts receivable. A substantial portion of this balance was collected in the first quarter of the year ending December 31, 2019. Due to the long standing nature of the Company’s relationship with this customer and contractual obligations, the Company is confident it will recover these amounts.

At December 31, 2017, one customer accounted for 38.4% of the Company’s net accounts receivable. A substantial portion of this balance was collected in the first quarter of the year ending December 31, 2018.

The Company has established an allowance for doubtful accounts of $36,000 and $52,000 at December 31, 2018 and December 31, 2017, respectively, based on factors surrounding the credit risk of our customers and other information.

One of the Company’s customers accounted for 44% of net sales in Fiscal 2018. Two of the Company’s customers accounted for 35.1% and 14.6% of net sales of the Company in Fiscal 2017. The loss of an account in the fourth quarter of Fiscal 2017 is the reason why there is only one major customer in Fiscal 2018. The account lost in Fiscal 2017 is a subject of litigation we initiated against a former Vice President, Sales & Marketing/Sales Consultant (See Note D – Litigation/Legal Matters).

AMERICAN BIO MEDICA CORPORATION
Notes to financials

The Company maintains certain cash balances at financial institutions that are federally insured and at times the balances have exceeded federally insured limits.

[15]
Reporting comprehensive income: The Company reports comprehensive income in accordance with the provisions of ASC Topic 220, “Reporting Comprehensive Income” (“ASC Topic 220”). The provisions of ASC Topic 220 require the Company to report the change in the Company's equity during the period from transactions and events other than those resulting from investments by, and distributions to, the shareholders. For Fiscal 2018 and Fiscal 2017, comprehensive income was the same as net income.

[16]
Reclassifications: Certain items have been reclassified from the prior years to conform to the current year presentation.

[17]
New accounting pronouncements:

In the year ended December 31, 2018, we adopted the following accounting standards set forth by the Financial Accounting Standards Board (“FASB”):

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

The following accounting standards have been issued prior to the end of Fiscal 2018 but, did not require adoption as in Fiscal 2018:

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

ASU 2018-20, “Leases (Topic 842”), issued in December 2018, clarifies that lessor costs paid directly to a third-party by a lessee on behalf of the lessor, are no longer required to be recognized in the lessor's financial statements.

The Company will adopt ASU 2016-02, ASU 2018-11 and ASU 2018-20 in the first quarter of the year ending December 31, 2019 and does not expect such adoption to have a material impact on its financial position or results of operations.

ASU 2017-11, “Earnings Per Share, Distinguishing Liabilities from Equity, Derivatives and Hedging”, issued in July 2017, changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature will no longer preclude equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) would not be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). ASU 2017-11 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company will adopt ASU 2017-11 in the first quarter of the year ending December 31, 2019 and does not expect such adoption to have an impact on its financial position or results of operations.

AMERICAN BIO MEDICA CORPORATION
Notes to financials

ASU 2018-07, “Compensation - Stock Compensation/Improvements to Nonemployee Share-Based Payment Accounting”, issued in June 2018, expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The requirements of Topic 718 must be applied to nonemployee awards except for certain exemptions specified in the amendment. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company will adopt ASU 2018-07 in the first quarter of the year ending December 31, 2019 and does not expect such adoption to have a material impact, if any impact, on its financial position or results of operations.

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

NOTE B - INVENTORY

Inventory is comprised of the following:

	December 31, 2018	December 31, 2017
Raw Materials	$778,000	$1,023,000
Work In Process	184,000	403,000
Finished Goods	325,000	547,000
Allowance for slow moving and obsolete inventory	(268,000)	(500,000)
	$1,019,000	$1,473,000

NOTE C – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, are as follows:

	December 31, 2018	December 31, 2017

Land	$102,000	$102,000
Buildings and improvements	1,352,000	1,352,000
Manufacturing and warehouse equipment	2,108,000	2,108,000
Office equipment (incl. furniture and fixtures)	412,000	412,000
	3,974,000	3,974,000
Less accumulated depreciation	(3,256,000)	(3,182,000)
	$718,000	$792,000

Depreciation expense was $74,000 and $76,000 in Fiscal 2018 and Fiscal 2017, respectively.

AMERICAN BIO MEDICA CORPORATION
Notes to financials

NOTE D – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	December 31, 2018	December 31, 2017
Accounting fees	$75,000	$75,000
Interest payable	13,000	11,000
Accounts receivable credit balances	34,000	11,000
Sales tax payable	115,000	89,000
Deferred compensation	167,000	113,000
Customer Deposits	25,000	0
Other current liabilities	20,000	12,000
	$449,000	$311,000

NOTE E – DEBT AND LINE OF CREDIT

The Company’s Line of Credit and Debt consisted of the following as of December 31, 2018 and December 31, 2017:

	December 31, 2018	December 31, 2017
Loan and Security Agreement with Cherokee Financial, LLC: 5 year note at an annual interest rate of 8% plus a 1% annual oversight fee, interest only and oversight fee paid quarterly with first payment being made on May 15, 2015, annual principal reduction payment of $75,000 due each year beginning on February 15, 2016, with a final balloon payment being due on February 15, 2020. Loan is collateralized by a first security interest in building, land and property	$975,000	$1,050,000
Crestmark Line of Credit: 3 year line of credit maturing on June 22, 2020 with interest payable at a variable rate based on WSJ Prime plus 3% with a floor of 5.25%; loan fee of 0.5% annually & monthly maintenance fee of 0.3% on actual loan balance from prior month. Early termination fee of 2% if terminated prior to natural expiration. Loan is collateralized by first security interest in receivables and inventory and the all-in interest rate as of the date of this report is 13.64%.	502,000	446,000
Crestmark Equipment Term Loan: 38 month equipment loan related to the purchase of manufacturing equipment, at an interest rate of WSJ Prime Rate plus 3%; or 8.50% as of the date of this report.	19,000	31,000
Term Loan with Cherokee Financial LLC: 1 year note at an annual fixed interest rate of 12% paid quarterly in arrears with first interest payment being made on May 15, 2018 and a balloon payment being due on February 15, 2019.	150,000	0
	$1,646,000	$1,527,000

Less debt discount & issuance costs (Cherokee Financial, LLC loans)	(111,000)	(203,000)
Total debt, net	$1,535,000	$1,324,000

Current portion	$739,000	$533,000
Long-term portion, net of current portion	$796,000	$791,000

AMERICAN BIO MEDICA CORPORATION
Notes to financials

At December 31, 2018, the following are the debt maturities for each of the next five years:

2019	$739,000(1)
2020	796,000
2021	0
2022	0
2023	0
$1,535,000

(1) Although the Crestmark Line of Credit does not mature until June 22, 2020, the balance on the line of credit ($502,000) is included in the debt maturity for 2019 given the “demand” nature of the line of credit.

LOAN AND SECURITY AGREEMENT WITH CHEROKEE FINANCIAL, LLC. (“CHEROKEE”)

On March 26, 2015, the Company entered into a LSA with Cherokee (the “Cherokee LSA”). The debt with Cherokee is collateralized by a first security interest in real estate and machinery and equipment. Under the Cherokee LSA, the Company was provided the sum of $1,200,000 in the form of a 5-year Note at a fixed annual interest rate of 8%. The Company is making interest only payments quarterly on the Cherokee LSA, with the first interest payment paid on May 15, 2015. The Company is also required to make an annual principal reduction payment of $75,000 on each anniversary of the date of the closing; with the first principal reduction payment being made on February 15, 2016 and the most recent principal reduction payment being made on February 15, 2019; partially with proceeds received from a new, larger term loan with Cherokee (See Note J – Subsequent Event). A final balloon payment is due on March 26, 2020. In addition to the 8% interest, the Company pays Cherokee a 1% annual fee for oversight and administration of the loan. This oversight fee is paid in cash and is paid contemporaneously with the quarterly interest payments. The Company can pay off the Cherokee loan at any time with no penalty; except that a 1% administration fee would be required to be paid to Cherokee to close out all participations.

The Company received net proceeds of $80,000 after $1,015,000 of debt payments, and $105,000 in other expenses and fees. The expenses and fees (with the exception of the interest expense) are being deducted from the balance on the Cherokee LSA and are being amortized over the term of the debt (in accordance with ASU No. 2015-03).

The Company recognized $173,000 in interest expense related to the Cherokee LSA in Fiscal 2018 (of which $94,000 is debt issuance cost amortization recorded as interest expense) and $173,000 in interest expense related to the Cherokee LSA in Fiscal 2017 (of which $94,000 is debt issuance cost amortization recorded as interest expense).

The Company had $13,000 in accrued interest expense at December 31, 2018 and, $11,000 in accrued interest expense at December 31, 2017.

As of December 31, 2018, the balance on the Cherokee LSA was $975,000; however the discounted balance was $866,000. As of December 31, 2017, the balance on the Cherokee LSA was $1,050,000; however the discounted balance was $847,000.

LINE OF CREDIT WITH CRESTMARK BANK (“CRESTMARK”)

On June 29, 2015 (the “Closing Date”), the Company entered into a Loan and Security Agreement (“LSA”) with Crestmark related to a revolving line of credit (the “Crestmark LOC”). The Crestmark LOC is used for working capital and general corporate purposes and expires on June 22, 2020.

AMERICAN BIO MEDICA CORPORATION
Notes to financials

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

So long as any obligations are due to Crestmark, the Company must comply with a minimum Tangible Net Worth (“TNW”) Covenant. As a result of an amendment executed on June 25, 2018, the TNW covenant was reduced from $650,000 to $150,000 as of June 30, 2018. Additionally, if a quarterly net income is reported, the TNW covenant will increase by 50% of the reported net income. If a quarterly net loss is reported, the TNW covenant will remain the same as the prior quarter’s covenant amount. TNW is still defined as: Total Assets less Total Liabilities less the sum of (i) the aggregate amount of non-trade accounts receivables, including accounts receivables from affiliated or related persons, (ii) prepaid expenses, (iii) deposits, (iv) net lease hold improvements, (v) goodwill and (vi) any other asset that would be treated as an intangible asset under GAAP; plus Subordinated Debt. Subordinated Debt means any and all indebtedness presently or in the future incurred by the Company to any creditor of the Company entering into a written subordination agreement with Crestmark. The Company has not complied with the TNW covenant since the year ended December 31, 2017 but, has received waivers from Crestmark. As consideration for the granting of the waiver for December 31, 2017, Crestmark increased the interest rate on the Crestmark LOC from Prime Rate plus 2% to Prime Rate plus 3%. The increase in interest rate was effective as of May 1, 2018. Thereafter, the Company was charged a fee of $5,000 for each waiver. The Company is not in compliance with the TNW covenant as of December 31, 2018, however the Company has received a waiver from Crestmark related to its non-compliance with the TNW covenant. The Company will be charged a fee of $5,000 for this waiver.

If the Company terminates the LSA prior to June 22, 2020, an early exit fee of 2% of the Maximum Amount (plus any additional amounts owed to Crestmark at the time of termination) would be due.

In the event of a default of the LSA, which includes but is not limited to, failure of the Company to make any payment when due and non-compliance with the TNW covenant (that is not waived by Crestmark), Crestmark is permitted to charge an Extra Rate. The Extra Rate is the Company’s then current interest rate plus 12.75% per annum. As of the date of this report, Crestmark has not elected to charge the Extra Rate even though the Company is not in compliance with the TNW covenant as of December 31, 2018.

Interest on the Crestmark LOC is at a variable rate based on the Prime Rate plus 3% with a floor of 5.25%. As of December 31, 2018, the interest only rate on the Crestmark LOC was 8.50%. As of December 31, 2018, with all fees considered (the interest rate + an Annual Loan Fee of $7,500 + a monthly maintenance fee of 0.30% of the actual average monthly balance from the prior month), the interest rate on the Crestmark LOC was 13.64%.

AMERICAN BIO MEDICA CORPORATION
Notes to financials

The Company recognized $76,000 in interest expense related to the Crestmark LOC in Fiscal 2018 (of which $15,000 is debt issuance cost amortization recorded as interest expense). The Company recognized $98,000 in interest expense related to the Crestmark Line of Credit in Fiscal 2017 (of which $32,000 was debt issuance costs related to interest expense).

Given the nature of the administration of the Crestmark LOC, at December 31, 2018, the Company had $0 in accrued interest expense related to the Crestmark LOC, and there is $0 in additional availability under the Crestmark LOC.

As of December 31, 2018, the balance on the Crestmark LOC was $502,000, and as of December 31, 2017, the balance on the Crestmark LOC was $446,000.

EQUIPMENT LOAN WITH CRESTMARK

On May 1, 2017, the Company entered into term loan with Crestmark in the amount of $38,000 related to the purchase of manufacturing equipment. The equipment loan is collateralized by a first security interest in a specific piece of manufacturing equipment. The Company executed an amendment to its LSA and Promissory Note with Crestmark. The amendments addressed the inclusion of the term loan into the LSA and an extension of the Crestmark LOC. No terms of the Crestmark LOC were changed in the amendment. The interest rate on the term loan is the WSJ Prime Rate plus 3%; or 8.5% as of the date of this report. The Company incurred $2,000 in interest expense in Fiscal 2018 related to the Equipment Loan and $1,000 in interest expense related to the Equipment Loan in Fiscal 2017. The balance on the equipment loan was $19,000 as of December 31, 2018, and $31,000 as of December 31, 2017.

TERM LOAN WITH CHEROKEE

On March 2, 2018, the Company entered into a one-year Loan Agreement made as of February 15, 2018 (the “Closing Date”) with Cherokee under which Cherokee provided the Company with $150,000 (the “Cherokee Term Loan”). The proceeds from the Cherokee Term Loan were used by the Company to pay a $75,000 principal reduction payment to Cherokee that was due on February 15, 2018 and $1,000 in legal fees incurred by Cherokee. Net proceeds (to be used for working capital and general business purposes) were $74,000.

The annual interest rate for the Cherokee Term Loan was 12% to be paid quarterly in arrears with the first interest payment being made on May 15, 2018. The Cherokee Term Loan is required to be paid in full on February 15, 2019 unless paid off earlier (with no penalty) at the Company’s sole discretion. In connection with the Cherokee Term Loan, the Company issued 150,000 restricted shares of common stock to Cherokee on March 8, 2018.

In the event of default, this includes, but is not limited to, the Company’s inability to make any payments due under the Cherokee Term Loan, Cherokee has the right to increase the interest rate on the Cherokee Term Loan to 18% and the Company would be required to issue and additional 150,000 restricted shares of common stock to Cherokee.

The Company recognized $33,000 in interest expense related to the Cherokee Term Loan in Fiscal 2018 (of which $19,000 was debt issuance costs recorded as interest expense) and $0 in interest expense in Fiscal 2017 (as the term loan was not yet in place in Fiscal 2017). As of December 31, 2018, the balance on the Cherokee Term Loan was $150,000; however, the discounted balance was $148,000. As of December 31, 2017, the balance on the Cherokee Term loan was $0 (as the facility was not in place at December 31, 2017).

AMERICAN BIO MEDICA CORPORATION
Notes to financials

NOTE F – INCOME TAXES

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

On December 22, 2017, the Tax Reform Act was signed into law. Among the provisions, the Tax Reform ACT reduces the U.S. federal corporate income tax rate from a maximum of 35% to a flat 21% effective January 1, 2018, requires companies to pay a one-time transition tax on deemed repatriated earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign sourced earnings.

 At December 31, 2018 we have completed our accounting for the tax effects of the Tax Reform Act. We have finalized the tax effects on our existing deferred tax balances and the one-time transition tax under Staff Accounting Bulletin No. 118 ("SAB 118"). We have also included current year impacts of the Tax Reform Act in our tax provision.

In Fiscal 2017, the Company recognized the provisional tax impact related to the revaluation of deferred tax assets and liabilities and included these amounts in its financial statements for Fiscal 2017. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Tax Reform Act, the Company revalued its net U.S. deferred income tax assets and liabilities at December 31, 2017 from $5,400,000 to $3,600,000, a decrease of $1,800,000. In addition, the deferred income tax asset valuation allowance increased by 1,800,000 as a result of the reduction in the corporate income tax rate. The ultimate impact in Fiscal 2017 did not differ materially from the provisional amounts.

A reconciliation of the U.S. Federal statutory income tax rate to the effective income tax rate is as follows:

	Year Ended December 31, 2018	Year Ended December 31, 2017
Tax expense at federal statutory rate	(21%)	(34%)
State tax expense, net of federal tax effect	0%	0%
Permanent timing differences	0%	0%
Deferred income tax asset valuation allowance	21%	(298%)
Effective change in tax rate due to Tax Reform Act	0%	332%
Effective income tax rate	0%	0%

AMERICAN BIO MEDICA CORPORATION
Notes to financials

Significant components of the Company’s deferred income tax assets are as follows:

	December 31, 2018	December 31, 2017

Inventory capitalization	$9,000	$13,000
Inventory allowance	70,000	130,000
Allowance for doubtful accounts	9,000	13,000
Accrued compensation	22,000	18,000
Stock based compensation	168,000	165,000
Deferred wages payable	43,000	29,000
Depreciation – Property, Plant & Equipment	(6,000)	(10,000)
Sales tax reserve	0	0
Net operating loss carry-forward	3,569,000	3,261,000
Total gross deferred income tax assets	3,884,000	3,619,000
Less deferred income tax assets valuation allowance	(3,884,000)	(3,619,000)
Net deferred income tax assets	$0	$0

The valuation allowance for deferred income tax assets as of December 31, 2018 and December 31, 2017 was $3,884,000 and $3,619,000, respectively. The net change in the deferred income tax assets valuation allowance was $265,000 for Fiscal 2018. The net change in the deferred income tax assets valuation allowance was $1,583,000 for Fiscal 2017. The Company believes that it is more likely than not that the deferred tax assets will not be realized.

As of December 31, 2018, the prior three years remain open for examination by the federal or state regulatory agencies for purposes of an audit for tax purposes.

At December 31, 2018, the Company had Federal net operating loss carry-forwards for income tax purposes of approximately $3,569,000. The Company’s net operating loss carry-forwards begin to expire in 2019 and continue to expire through 2035. In assessing the realizability of deferred income tax assets, management considers whether or not it is more likely than not that some portion or all deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment.

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

NOTE G – OTHER INCOME / EXPENSE

Other expense in Fiscal 2018 consisted of interest income, interest expense associated with our credit facilities (our line of credit and equipment loan with Crestmark Bank, and our loan and security agreement and term loan with Cherokee Financial, LLC) partially offset by other income related to gains on certain liabilities. Other expense in Fiscal 2017 consisted of interest expense associated with our credit facilities (our line of credit and equipment loan with Crestmark Bank, and our loan and security agreement with Cherokee Financial, LLC) partially offset by other income related to gains on certain liabilities.

AMERICAN BIO MEDICA CORPORATION
Notes to financials

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

[2]
Stock options: During Fiscal 2018, the Company issued options to purchase 80,000 shares of common stock and during Fiscal 2017, the Company issued options to purchase 40,000 shares of common stock. Options issued in Fiscal 2018 were all issued under the 2001 Plan and were issued to four non-employee members of our board of directors. Options issued in Fiscal 2017 were all issued under the 2001 Plan and were issued to two non-employee members of our board of directors.

As of December 31, 2016, there were 2,222,000 options issued and outstanding under the 2001 Plan. There were no options issued under the 2013 Plan, making the total issued and outstanding options 2,222,000 as of December 31, 2018. Of the total options issued and outstanding, 2,142,000 were fully vested as of December 31, 2018. As of December 31, 2018, there were 1,495,000 options available for issuance under the 2001 Plan and 4,000,000 options available under the 2013 Plan.

Stock option activity for Fiscal 2018 and Fiscal 2017 is summarized as follows: (the figures contained within the tables below have been rounded to the nearest thousand)

	Year Ended December 31, 2018			Year Ended December 31, 2017
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of December 31, 2018	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of December 31, 2017
Options outstanding at beginning of year	2,147,000	$0.13		2,107,000	$0.13
Granted	80,000	$0.10		40,000	$0.13
Exercised	0	NA		0	NA
Cancelled/expired	(5,000)	$0.26		0	NA
Options outstanding at end of year	2,222,000	$0.13	$3,000	2,147,000	$0.13	$10,000
Options exercisable at end of year	2,142,000	$0.13		1,647,000	$0.13

AMERICAN BIO MEDICA CORPORATION
Notes to financials

The following table presents information relating to stock options outstanding as of December 31, 2018:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of Exercise		Exercise	Remaining		Exercise
Price	Shares	Price	Life in Years	Shares	Price

$0.07 - $0.10	285,000	$0.09	4.01	205,000	$0.09
$0.11 - $0.14	1,485,000	$0.12	6.35	1,485,000	$0.12
$0.15 - $0.26	452,000	$0.18	4.03	452,000	$0.18
TOTAL	2,222,000	$0.13	5.58	2,142,000	$0.13

The following table summarizes weighted-average assumptions using the Black-Scholes option-pricing model used on the date of the grants issued during Fiscal 2018 and Fiscal 2017:

	Year Ended December 31
	2018	2017
Volatility	79%	81%
Expected term (years)	10 years	10 years
Risk-free interest rate	2.90%	2.16%
Dividend yield	0%	0%

The Company recognized $10,000 in share based payment expense related to stock options in Fiscal 2018 and $43,000 in share based payment expense related to stock options in Fiscal 2017. As of December 31, 2018, there was approximately $3,000 of total unrecognized share based payment expense related to stock options. This cost is expected to be recognized over 5 months.

[3]
Warrants:

Warrant activity for Fiscal 2018 and Fiscal 2017 is summarized as follows. Any common shares issued as a result of the exercise of warrants would be new common shares issued from our authorized issued shares.

	Year Ended December 31, 2018			Year Ended December 31, 2017
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of December 31, 2018	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of December 31, 2017
Warrants outstanding at beginning of year	2,060,000	$0.18		2,060,000	$0.18
Granted	0	NA		0	NA
Exercised	0	NA		0	NA
Cancelled/expired	(60,000)	$0.18		0	NA
Warrants outstanding at end of year	2,000,000	$0.18	None	2,060,000	$0.18	NA
Warrants exercisable at end of year	2,000,000	$0.18		2,060,000	$0.18

AMERICAN BIO MEDICA CORPORATION
Notes to financials

The Company recognized $0 in debt issuance and deferred finance costs related to the issuance of these warrants outstanding in Fiscal 2018 and Fiscal 2017. As of December 31, 2018, there was $0 of total unrecognized debt issuance costs associated with the issuance of the above warrants outstanding.

NOTE I – COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

[1]
Operating leases: The Company leases office and R&D/production facilities in New Jersey under a, non-cancellable operating lease through December 31, 2019. The Company also leases office support equipment through July 2022. At December 31, 2018, the future minimum rental payments under these operating leases are as follows:

2019	$35,000
2020	3,000
2021	3,000
2022	2,000
2023	0
Thereafter	0
$43,000

Rent Expense was $43,000 in Fiscal 2018 and $46,000 in Fiscal 2017.

[2]
Employment agreements: The Company has an employment agreement in place with its Chief Executive Officer/Principal Financial Officer, Melissa Waterhouse. The employment agreement with Ms. Waterhouse provides for a $160,000 annual salary. It automatically renews unless either party gives advance notice of 60 days. The employment agreement contains severance provisions; in the event the Company terminates Ms. Waterhouse’s employment for any reason other than cause (which is defined under the employment agreement), Ms. Waterhouse would receive severance pay equal to 12 months of her base salary at the time of termination, with continuation of all medical benefits during the twelve-month period at the Company’s expense. In addition, Ms. Waterhouse may tender her resignation and elect to exercise the severance provision if she is required to relocate more than 50 miles from the Company’s New York facility as a continued condition of employment, if there is a substantial change in the responsibilities normally assumed by her position, or if she is asked to commit or conceal an illegal act by an officer or member of the board of directors of the Company. In the case of a change in control of the Company, Ms. Waterhouse would be entitled to severance pay equal to two times her base salary under certain circumstances.

[3]           Legal:

ABMC v. Todd Bailey

The Company has ongoing litigation in the Northern District of New York against Premier Biotech Inc., and its principal, Todd Bailey (“Bailey”) (together the “Defendants”) that was filed in February 2017. Bailey formerly served as the Company’s Vice President of Sales and Marketing and as a sales consultant until December 23, 2016. The complaint seeks damages related to any profits and revenues that results from action taken by the Defendants related to Company customers.

In early 2017, the Company became aware of actions taken by the Defendants, including but not limited to, action taken specifically related to a Company contract with a state agency (held by the Company in excess of 10 years). The Company believes that the Defendants actions related to this customer and a RFP that was issued by the state agency resulted in the loss of the contract award to the Company and the award of the contract to Peckham Vocational Industries, Inc. (a then vendor of the Company) and Premier Biotech, Inc. in July 2017. This contract historically accounted for 10-15% of the Company’s annual revenue. The Company did protest the award of the contract to Peckham and Premier Biotech, and the state agency advised the Company on July 26, 2017 that they denied the Company’s protest of the award. The Company continued to hold a contract with the agency through September 30, 2017.

AMERICAN BIO MEDICA CORPORATION
Notes to financials

After the award of the contract, the Company amended its complaint against the Defendants to show actual damages caused by the Defendants and to show proprietary and confidential information (belonging to the Company) used by the Defendants in their response to the RFP. This confidential information belonging to the Company enabled the Defendants to comply with specifications of the RFP and undercut the Company’s pricing. The Defendants filed a response to the court opposing the Company’s supplemental motion and the Company filed reply papers to the Defendants response on November 2, 2017.

In January 2018, the court ruled on the motion to dismiss (that was filed by the Defendants in 2017). The court found that there was jurisdiction over the Defendants. The court did not rule on the other motions before them. In February 2018, the Company filed a motion for reconsideration and for leave to serve a supplemental/amended complaint. The new filing addressed (among other things) the Company’s intent to further supplement its complaint based on additional (subsequent) damage alleged by the Company on the part of the Defendants. In September 2018, the court ruled on the motions filed in February 2018. The court granted in part and denied in part our motions for reconsideration. More specifically, our motions supplementing claims of the Bailey’s breach of contract and damages related to the same, and Bailey’s misappropriation of the Company’s trade secrets were granted. The Company’s motions related to unjust enrichment and tortious interference were not granted. Defendants’ motion to dismiss was once again denied. The Company filed its supplemental motions as required on October 12, 2018. On November 1, 2018, the Defendants filed their response to our supplemental motions. In January 2019, an initial conference was held to discuss the case management plan and exchange mandatory disclosures. On January 31, 2019, the court referred the case for participation in the Mandatory Mediation Program. The deadline for completion of mediation was set for May 31, 2019.

In January 2019, Bailey’s complaint previously filed in Minnesota was transferred as a counter-claim in the Company’s complaint against Bailey. Bailey is seeking deferred commissions of $164,000 he alleges are owed to him by the Company. These amounts were originally deferred under a deferred compensation program initiated in 2013; a program in which Bailey was one of the participants. The Company has responded to the Bailey counterclaim and believes these amounts are not due to Bailey given the actions indicated in the Company’s litigation. Given the stage of the litigation, management is not yet able to opine on the outcome of its complaint or the counterclaim.

[4]
Financial Advisory Agreement: The Company entered into a Financial Advisory Agreement with Landmark Pegasus, Inc. (‘Landmark”). Under the Financial Advisory Agreement, Landmark provides certain financial advisory services to the Company for a minimum period of 6 months (which period originally commenced on January 17, 2014 and through a number of extensions and agreements, was extended through December 31, 2018. As consideration for these services under the last extension executed on August 1, 2018, the Company paid Landmark a retainer fee consisting of 277,778 restricted shares of common stock and the Company will pay Landmark a “success fee” for the consummation of each and any transaction closing during the term of the Financial Advisory Agreement and for 24 months thereafter, inclusive of a sale or merger, between the Company and any party first introduced to the Company by Landmark, or for any other transaction not originated by Landmark but for which Landmark provides substantial support in completing during the term of the Agreement. For certain transactions, the success fee will be paid part upon consummation of a transaction and part paid over a term of not more than five years; all other transactions would be paid upon consummation of the transaction.

As a result of the retainer fees being paid in restricted shares and the resulting percentage of common share ownership, Landmark filed a Schedule 13G in October 2016 related to its ownership of the Company’s common stock. Apart from his status as a shareholder and with respect to the Agreement, there is no material relationship between the Company and Landmark.

AMERICAN BIO MEDICA CORPORATION
Notes to financials

NOTE J – SUBSEQUENT EVENT

On February 25, 2019 (the “Closing Date”), the Company entered into an agreement dated (and effective) February 13, 2019 (the “Agreement”) with Cherokee under which Cherokee is providing the Company with a loan in the amount of $200,000. The Agreement extends the Company’s current Term Loan with Cherokee in the amount of $150,000 and provides the Company with an additional $50,000 in gross proceeds; $48,000 in net proceeds after Cherokee’s legal fees in connection with the financing. The Company utilized the net proceeds to pay a portion of the $75,000 principal reduction payment under the Company’s Loan and Security Agreement with Cherokee (with the remaining $27,000 being paid with cash on hand).

The annual interest rate under the new term loan is 18% paid quarterly in arrears with the first interest payment being due on May 15, 2019. The loan is required to be paid in full on February 15, 2020 unless paid off earlier (with no penalty) at the Company’s sole discretion. In connection with the Loan Agreement, the Company issued 200,000 restricted shares of common stock to Cherokee in the first quarter of the year ending December 31, 2019.

In the event of default, this includes, but is not limited to, the Company’s inability to make any payments due under the Agreement, Cherokee has the right to increase the interest rate on the financing to 20%, automatically add a delinquent payment penalty of $20,000 to the outstanding principal and the Company would be required to issue an additional 200,000 shares of restricted common stock.

NOTE L- SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in one reportable segment.

Information concerning net sales by principal geographic location is as follows:

	Year Ended December 31, 2018	Year Ended December 31, 2017
United States	$3,411,000	$4,344,000
North America (not domestic)	56,000	102,000
Europe	133,000	127,000
Asia/Pacific Rim	25,000	30,000
South America	246,000	309,000
Africa	1,000	2,000
	$3,872,000	$4,914,000