Form 10-Q
period 2019-03-31
AMERICAN BIO MEDICA CORP
filed 2019-05-20
CIK 896747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended March 31, 2019

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
 ---------------------------
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

32,518,361 Common Shares as of May 20, 2019

American Bio Medica Corporation

Index to Quarterly Report on Form 10-Q
For the quarter ended March 31, 2019

PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements

American Bio Medica Corporation
Condensed Balance Sheets
	March 31,	December 31,
	2019	2018
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$54,000	$113,000
Accounts receivable, net of allowance for doubtful accounts of $36,000 at March 31, 2019 and $36,000 at December 31, 2018	392,000	452,000
Inventory, net of allowance of $276,000 at March 31, 2019 and $268,000 at December 31, 2018	973,000	1,019,000
Prepaid expenses and other current assets	48,000	29,000
Total current assets	1,467,000	1,613,000
Property, plant and equipment, net	699,000	718,000
Patents, net	121,000	123,000
Other assets	29,000	21,000
Total assets	$2,316,000	$2,475,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$521,000	$359,000
Accrued expenses and other current liabilities	440,000	449,000
Wages payable	276,000	278,000
Line of credit	421,000	502,000
Current portion of long-term debt, net of deferred finance costs	1,013,000	237,000
Total current liabilities	2,671,000	1,825,000
Long-term debt/other liabilities , net of current portion and deferred finance costs	12,000	796,000
Total liabilities	2,683,000	2,621,000
COMMITMENTS AND CONTINGENCIES
Stockholders' equity:
Preferred stock; par value $.01 per share; 5,000,000 shares authorized, none issued and outstanding at March 31, 2019 and December 31, 2018	0	0
Common stock; par value $.01 per share; 50,000,000 shares authorized; 32,518,361 issued and outstanding at March 31, 2019 and 32,279,368 issued and outstanding as of December 31, 2018	325,000	323,000
Additional paid-in capital	21,421,000	21,404,000
Accumulated deficit	(22,113,000)	(21,873,000)
Total stockholders’ deficit	(367,000)	(146,000)
Total liabilities and stockholders’ deficit	$2,316,000	$2,475,000
The accompanying notes are an integral part of the condensed financial statements

American Bio Medica Corporation
Condensed Statements of Operations
(Unaudited)
	For The Three Months Ended
	March 31,
	2019	2018

Net sales	$923,000	$1,041,000

Cost of goods sold	617,000	669,000

Gross profit	306,000	372,000

Operating expenses:
Research and development	19,000	25,000
Selling and marketing	113,000	161,000
General and administrative	348,000	392,000
	480,000	578,000

Operating loss	(174,000)	(206,000)

Other income / (expense):
Interest expense	(67,000)	(71,000)
Other income, net	1,000	10,000
	(66,000)	(61,000)

Net loss before tax	(240,000)	(267,000)

Income tax expense	0	0

Net loss	$(240,000)	$(267,000)

Basic and diluted loss per common share	$(0.01)	$(0.01)

Weighted average number of shares outstanding – basic	32,367,963	29,822,770
Weighted average number of shares outstanding – diluted	32,367,963	29,822,770

The accompanying notes are an integral part of the condensed financial statements

American Bio Medica Corporation
Condensed Statements of Cash Flows
(Unaudited)
	For The Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(240,000)	$(267,000)
Adjustments to reconcile net loss to net cash provided by / (used in) operating activities:
Depreciation and amortization	20,000	20,000
Amortization of debt issuance costs	29,000	33,000
Allowance for doubtful accounts	0	(1,000)
Provision for slow moving and obsolete inventory	21,000	21,000
Share-based payment expense	2,000	4,000
Director fee paid with restricted stock	3,000	0
Changes in:
Accounts receivable	60,000	(72,000)
Inventory	25,000	64,000
Prepaid expenses and other current assets	(19,000)	36,000
Accounts payable	162,000	56,000
Accrued expenses and other current liabilities	(9,000)	43,000
Wages payable	(2,000)	7,000
Net cash provided by / (used in) operating activities	52,000	(56,000)

Cash flows from investing activities:
Patent application costs	0	(6,000)
Net cash provided by / (used in) investing activities	0	(6,000)

Cash flows from financing activities:
Proceeds from debt financing	48,000	150,000
Payments on debt financing	(78,000)	(78,000)
Proceeds from lines of credit	941,000	1,095,000
Payments on lines of credit	(1,022,000)	(1,049,000)
Net cash (used in) / provided by financing activities	(111,000)	118,000

Net change in cash and cash equivalents	(59,000)	56,000
Cash and cash equivalents - beginning of period	113,000	36,000

Cash and cash equivalents - end of period	$54,000	$92,000

Supplemental disclosures of cash flow information
Non-Cash transactions:
Consulting expense paid with restricted stock	$0	$25,000
Debt issuance cost paid with restricted stock	$16,000	$18,000
Director fee paid with restricted stock	$3,000	$0
Patent application costs	$0	$6,000
Cash paid during period for interest	$39,000	$36,000
The accompanying notes are an integral part of the condensed financial statements

Notes to condensed financial statements (unaudited)

March 31, 2019

Note A - Basis of Reporting

The accompanying unaudited interim condensed financial statements of American Bio Medica Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. Accordingly, these unaudited interim condensed financial statements do not include all information and footnotes required by U.S. GAAP for complete financial statement presentation. These unaudited interim condensed financial statements should be read in conjunction with audited financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. In the opinion of management, the interim condensed financial statements include all normal, recurring adjustments which are considered necessary for a fair presentation of the financial position of the Company at March 31, 2019, and the results of operations and cash flows for the three month periods ended March 31, 2019 (the “First Quarter 2019”) and March 31, 2018 (the “First Quarter 2018”).

Operating results for the First Quarter 2019 are not necessarily indicative of results that may be expected for the year ending December 31, 2019. Amounts at December 31, 2018 are derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

             During the First Quarter 2019, with the exception of the adoption of ASU 2016-02, “Leases”, there were no significant changes to the Company’s critical accounting policies, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

These unaudited interim condensed financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. The independent registered public accounting firm’s report on the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, contained an explanatory paragraph regarding the Company’s ability to continue as a going concern. As of the date of this report, the Company’s current cash balances, together with cash generated from future operations and amounts available under the Company’s credit facilities may not be sufficient to fund operations through May 2020. The Company’s current line of credit matures on June 29, 2020. The maximum availability on the Company’s line of credit remains to be $1,500,000. However, the amount available under the Company’s line of credit is based upon the Company’s accounts receivable and inventory. As of March 31, 2019, based on the Company’s availability calculation, there were no additional amounts available under the Company’s line of credit because the Company draws any balance available on a daily basis. As of the date of this report, our credit facilities with Cherokee Financial, LLC have expiration dates of less than 12 months. Our total debt at March 31, 2019 with Cherokee Financial, LLC is $1,100,000. We do not expect cash from operations within the next 12 months to be sufficient to pay the amounts due under these credit facilities, which is due in full on February 15, 2020. We have had initial discussions with Cherokee Financial, LLC regarding a new facility that would refinance the amounts due under their current credit facilities.

As discussed in more detail in “Cash Flow, Outlook/Risk”, if sales levels decline further, the Company will have reduced availability on its line of credit due to decreased accounts receivable balances. In addition, the Company would expect its inventory levels to decrease if sales levels decline further, and this would also result in reduced availability on the Company’s line of credit. In addition to this reduced availability, in June 2018, the Company’s line of credit was amended to reduce the maximum availability under the inventory component of its line of credit over the remaining term of the line of credit; until the availability under the inventory component of the line of credit is $0. While this will not result in a material impact to the Company’s availability all at once, it will ultimately remove availability related to the Company’s inventory under the line of credit. If availability under the Company’s line of credit is not sufficient to satisfy its working capital and capital expenditure requirements, the Company will be required to obtain additional credit facilities or sell additional equity securities, or delay capital expenditures, which could have a material adverse effect on our business. There is no assurance that such financing will be available or that the Company will be able to complete financing on satisfactory terms, if at all.

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

ASU 2018-11, “Leases (Topic 842); Targeted Improvements”, issued in July 2018, provides a transition election to not restate comparative periods for the effects of applying the new standard. This transition election permits entities to change the date of initial application to the beginning of the year of adoption and to recognize the effects of applying the new standard as a cumulative-effect adjustment to the opening balance of retained earnings. The Company adopted the standards using the transition election and the cumulative effect adjustment to the opening balance of retained earnings did not have a material impact on the Company’s financial conditions or its results of operations.

ASU 2018-20, “Leases (Topic 842)”, issued in December 2018, clarifies that lessor costs paid directly to a third-party by a lessee on behalf of the lessor, are no longer required to be recognized in the lessor's financial statements.

ASU 2019-01, Leases (Topic 842)”, issued in March 2019 includes amendments that are of a similar nature to the items typically addressed in the Codification improvements project. However, FASB decided to issue a separate update for the improvements related to Update 2016-02 to increase stakeholders’ awareness of the amendments and to expedite the improvements.
The Company adopted ASU 2016-02, ASU 2018-11, ASU 2018-20 and ASU 2019-01 in the First Quarter 2019. In reviewing the Company’s current leases, there were two operating leases that fell within the scope of the standard, as amended, one for a copier in the Company’s New York facility and another lease related to the Company’s New Jersey facility. In the First Quarter 2019, the Company has recognized a lease liability and a right-of-use asset on its balance sheet related to both of these leases.

ASU 2017-11, “Earnings Per Share, Distinguishing Liabilities from Equity, Derivatives and Hedging”, issued in July 2017, changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature will no longer preclude equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) would not be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). ASU 2017-11 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company adopted ASU 2017-11 in the First Quarter 2019 and the adoption did not have an impact on its financial position or results of operations.

ASU 2018-07, “Compensation - Stock Compensation/Improvements to Nonemployee Share-Based Payment Accounting”, issued in June 2018, expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The requirements of Topic 718 must be applied to nonemployee awards except for certain exemptions specified in the amendment. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company adopted ASU 2018-07 in the First Quarter 2019 and the adoption did not have a material impact, on its financial position or results of operations considering the limited occasions where the Company has issued share based awards to nonemployees for goods or services.

Accounting Standards Issued; Not Yet Adopted

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

Reclassifications

Certain items have been reclassified from the prior year to conform to the current year presentation.

Note B – Inventory

Inventory is comprised of the following:

	March 31, 2019	December 31, 2018

Raw Materials	$742,000	$778,000
Work In Process	193,000	184,000
Finished Goods	314,000	325,000
Allowance for slow moving and obsolete inventory	(276,000)	(268,000)
	$973,000	$1,019,000

Note C – Net Loss Per Common Share

             Basic net loss per common share is calculated by dividing the net loss by the weighted average number of outstanding common shares during the period. Diluted net loss per common share includes the weighted average dilutive effect of stock options and warrants. Potential common shares outstanding as of March 31, 2019 and 2018:

	March 31, 2019	March 31, 2018

Warrants	2,000,000	2,000,000
Options	2,222,000	2,147,000
	4,222,000	4,147,000

The number of securities not included in the diluted net loss per share for the First Quarter 2019 and the First Quarter 2018 was 4,222,000 and 4,147,000, respectively, as their effect would have been anti-dilutive due to the net loss in the First Quarter 2019 and First Quarter 2018.

Note D – Litigation/Legal Matters

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

On April 5, 2019, a mediation conference was held. As of the date of this report, there is no discernible outcome of the medication conference. The deadline for completion of mediation is May 31, 2019. Given the stage of the litigation, management is not yet able to opine on the outcome of its complaint or the counterclaim.

Note E – Line of Credit and Debt

	March 31, 2019	December 31, 2018
Loan and Security Agreement with Cherokee Financial, LLC: 5 year note at an annual interest rate of 8% plus a 1% annual oversight fee, interest only and oversight fee paid quarterly with first payment being made on May 15, 2015, annual principal reduction payment of $75,000 due each year beginning on February 15, 2016, with a final balloon payment being due on February 15, 2020. Loan is collateralized by a first security interest in building, land and property	$900,000	$975,000
Crestmark Line of Credit: 3 year line of credit maturing on June 22, 2020 with interest payable at a variable rate based on WSJ Prime plus 3% with a floor of 5.25%; loan fee of 0.5% annually & monthly maintenance fee of 0.3% on actual loan balance from prior month. Early termination fee of 2% if terminated prior to natural expiration. Loan is collateralized by first security interest in receivables and inventory and the all-in interest rate as of the date of this report is 13.69%.	421,000	502,000
Crestmark Equipment Term Loan: 38 month equipment loan related to the purchase of manufacturing equipment, at an interest rate of WSJ Prime Rate plus 3%; or 8.50% as of the date of this report.	16,000	19,000
2018 Term Loan with Cherokee Financial, LLC: 1 year note at an annual fixed interest rate of 12% paid quarterly in arrears with first interest payment being made on May 15, 2018 and a balloon payment being due on February 15, 2019. Loan was refinanced in February 2019.	0	150,000
2019 Term Loan with Cherokee Financial, LLC: 1 year note at an annual fixed interest rate of 18% paid quarterly in arrears with first interest payment being made on May 15, 2019 and a balloon payment being due on February 15, 2020.	200,000	0
	$1,537,000	$1,646,000
Less debt discount & issuance costs (Cherokee Financial, LLC Loan)	(99,000)	(111,000)
Total debt, net	$1,438,000	$1,535,000

Current portion	$1,533,000	$739,000
Long-term portion, net of current portion	$4,000	$796,000

LOAN AND SECURITY AGREEMENT WITH CHEROKEE FINANCIAL, LLC (“CHEROKEE”)

On March 26, 2015, the Company entered into a LSA with Cherokee (the “Cherokee LSA”). The debt with Cherokee is collateralized by a first security interest in real estate and machinery and equipment. Under the Cherokee LSA, the Company was provided the sum of $1,200,000 in the form of a 5-year Note at a fixed annual interest rate of 8%. The Company is making interest only payments quarterly on the Cherokee LSA, with the first interest payment paid on May 15, 2015. The Company is also required to make an annual principal reduction payment of $75,000 on each anniversary of the date of the closing; with the first principal reduction payment being made on February 15, 2016 and the most recent principal reduction payment being made on February 15, 2019; partially with proceeds received from a new, larger term loan with Cherokee (See 2019 Term Loan with Cherokee within this Note E). A final balloon payment is due on February 15, 2020. In addition to the 8% interest, the Company pays Cherokee a 1% annual fee for oversight and administration of the loan. This oversight fee is paid in cash and is paid contemporaneously with the quarterly interest payments. The Company can pay off the Cherokee loan at any time with no penalty; except that a 1% administration fee would be required to be paid to Cherokee to close out all participations.

The Company received net proceeds of $80,000 after $1,015,000 of debt payments, and $105,000 in other expenses and fees. The expenses and fees (with the exception of the interest expense) are being deducted from the balance on the Cherokee LSA and are being amortized over the term of the debt (in accordance with ASU No. 2015-03).

The Company recognized $42,000 in interest expense related to the Cherokee LSA in the First Quarter 2019 (of which $23,000 is debt issuance cost amortization recorded as interest expense) and $44,000 in interest expense related to the Cherokee LSA in the First Quarter 2018 (of which $24,000 is debt issuance cost amortization recorded as interest expense). The Company had $15,000 in accrued interest expense at March 31, 2019 related to the Cherokee LSA, and $13,000 in accrued interest expense at December 31, 2018.

As of March 31, 2019, the balance on the Cherokee LSA is $900,000; however the discounted balance is $814,000. As of December 31, 2018, the balance on the Cherokee LSA was $975,000; however the discounted balance is $866,000.

LINE OF CREDIT WITH CRESTMARK BANK (“CRESTMARK”)

On June 29, 2015 (the “Closing Date”), the Company entered into a Loan and Security Agreement (“LSA”) with Crestmark related to a revolving line of credit (the “Crestmark LOC”). The Crestmark LOC is used for working capital and general corporate purposes and expires on June 22, 2020.

The Crestmark LOC provides the Company with a revolving line of credit up to $1,500,000 (“Maximum Amount”) with a minimum loan balance requirement of $500,000. At March 31, 2019, the Company did not meet this minimum loan balance requirement as our balance was $421,000. Under the LSA, Crestmark has the right to calculate interest on the minimum balance requirement rather than the actual balance on the Crestmark LOC. The Crestmark LOC is secured by a first security interest in the Company’s inventory, and receivables and security interest in all other assets of the Company (in accordance with permitted prior encumbrances).

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

So long as any obligations are due to Crestmark, the Company must comply with a minimum Tangible Net Worth (“TNW”) Covenant. As a result of an amendment executed on June 25, 2018, the TNW covenant was reduced from $650,000 to $150,000 as of June 30, 2018. Additionally, if a quarterly net income is reported, the TNW covenant will increase by 50% of the reported net income. If a quarterly net loss is reported, the TNW covenant will remain the same as the prior quarter’s covenant amount. TNW is still defined as: Total Assets less Total Liabilities less the sum of (i) the aggregate amount of non-trade accounts receivables, including accounts receivables from affiliated or related persons, (ii) prepaid expenses, (iii) deposits, (iv) net lease hold improvements, (v) goodwill and (vi) any other asset that would be treated as an intangible asset under GAAP; plus Subordinated Debt. Subordinated Debt means any and all indebtedness presently or in the future incurred by the Company to any creditor of the Company entering into a written subordination agreement with Crestmark. The Company has not complied with the TNW covenant since the year ended December 31, 2017 but, has received waivers from Crestmark. As consideration for the granting of the waiver for December 31, 2017, Crestmark increased the interest rate on the Crestmark LOC from Prime Rate plus 2% to Prime Rate plus 3%. The increase in interest rate was effective as of May 1, 2018. Thereafter, and through the year ended December 31, 2018, the Company was charged a fee of $5,000 for each waiver. The Company is not in compliance with the TNW covenant as of March 31, 2019; as of the date of this report, the Company is in the process of obtaining another waiver from Crestmark. Due to internal requirements within Crestmark, the waiver could not be obtained prior to the date of this report.

If the Company terminates the LSA prior to June 22, 2020, an early exit fee of 2% of the Maximum Amount (plus any additional amounts owed to Crestmark at the time of termination) would be due.

In the event of a default of the LSA, which includes but is not limited to, failure of the Company to make any payment when due and non-compliance with the TNW covenant (that is not waived by Crestmark), Crestmark is permitted to charge an Extra Rate. The Extra Rate is the Company’s then current interest rate plus 12.75% per annum. As of the date of this report, Crestmark has not elected to charge the Extra Rate even though the Company is not in compliance with the TNW covenant as of March 31, 2019 as the Company expects to receive a waiver from Crestmark.

Interest on the Crestmark LOC is at a variable rate based on the Prime Rate plus 3% with a floor of 5.25%. As of March 31, 2019, the interest only rate on the Crestmark LOC was 8.50%. As of March 31, 2019, with all fees considered (the interest rate + an Annual Loan Fee of $7,500 + a monthly maintenance fee of 0.30% of the actual average monthly balance from the prior month), the interest rate on the Crestmark LOC was 13.69%.

The Company recognized $13,000 in interest expense related to the Crestmark LOC in First Quarter 2019 ($0 of which was debt issuance costs related to interest expense). The Company recognized $21,000 in interest expense related to the Crestmark Line of Credit in the First Quarter 2018 (of which $8,000 was debt issuance costs related to interest expense).

Given the nature of the administration of the Crestmark LOC, at March 31, 2019, the Company had $0 in accrued interest expense related to the Crestmark Line of Credit, and there is $0 in additional availability under the Crestmark LOC.

As of March 31, 2019, the balance on the Crestmark LOC is $421,000, and as of December 31, 2018, the balance on the Crestmark LOC was $502,000.

EQUIPMENT LOAN WITH CRESTMARK

On May 1, 2017, the Company entered into term loan with Crestmark in the amount of $38,000 related to the purchase of manufacturing equipment. The equipment loan is collateralized by a first security interest in a specific piece of manufacturing equipment. The Company executed an amendment to its LSA and Promissory Note with Crestmark. The amendments addressed the inclusion of the term loan into the LSA and an extension of the Crestmark LOC. No terms of the Crestmark LOC were changed in the amendment. The interest rate on the term loan is the WSJ Prime Rate plus 3%; or 8.50% as of the date of this report. The Company incurred less than $1,000 in interest expense related to the Equipment Loan in the First Quarter 2019 and in the First Quarter 2018. Given the Company has not yet received the waiver for the TNW compliance at March 31, 2019, the Company is in default under the Equipment Loan with Crestmark as of the date of this report. This results in the Equipment Loan being due and payable if called by Crestmark. The balance on the Equipment Loan is $16,000 at March 31, 2019 and $19,000 at December 31, 2018.

2018 TERM LOAN WITH CHEROKEE

On March 2, 2018, the Company entered into a one-year Loan Agreement made as of February 15, 2018 (the “Closing Date”) with Cherokee under which Cherokee provided the Company with $150,000 (the “2018 Cherokee Term Loan”). The proceeds from the 2018 Cherokee Term Loan were used by the Company to pay a $75,000 principal reduction payment to Cherokee that was due on February 15, 2018 and $1,000 in legal fees incurred by Cherokee. Net proceeds (to be used for working capital and general business purposes) were $74,000.

The annual interest rate for the 2018 Cherokee Term Loan was 12% to be paid quarterly in arrears with the first interest payment being made on May 15, 2018. The 2018 Cherokee Term Loan was required to be paid in full on February 15, 2019. In connection with the 2018 Cherokee Term Loan, the Company issued 150,000 restricted shares of common stock to Cherokee on March 8, 2018.

The Company recognized $3,000 in interest expense related to the 2018 Cherokee Term Loan in the First Quarter 2019 (of which $2,000 was debt issuance costs recorded as interest expense) and $5,000 of interest expense in the First Quarter 2018, of which $3,000 was debt issuance costs recorded as interest expense. As of March 31, 2019, the balance on the 2018 Cherokee Term Loan is $0 as the Company paid the facility in full with the proceeds from another loan facility from Cherokee (See 2019 Cherokee Term Loan). The balance of the 2018 Cherokee Term Loan was $0 at March 31, 2019 (as it was refinanced; see 2019 Term Loan with Cherokee) and $150,000 at December 31, 2018.

2019 TERM LOAN WITH CHEROKEE

On February 25, 2019 (the “Closing Date”), the Company entered into an agreement dated (and effective) February 13, 2019 (the “Agreement”) with Cherokee under which Cherokee is providing the Company with a loan in the amount of $200,000 (the “2019 Cherokee Term Loan”). The Agreement provided the Company with $200,000; $150,000 of which was used to satisfy the 2018 Term Loan and an additional $50,000 in gross proceeds; $48,000 in net proceeds after Cherokee’s legal fees in connection with the financing. The Company utilized the net proceeds to pay a portion of the $75,000 principal reduction payment under the Company’s Loan and Security Agreement with Cherokee (with the remaining $27,000 being paid with cash on hand).

The annual interest rate under the new term loan is 18% paid quarterly in arrears with the first interest payment being due on May 15, 2019. The loan is required to be paid in full on February 15, 2020 unless paid off earlier (with no penalty) at the Company’s sole discretion. In connection with the Loan Agreement, the Company issued 200,000 restricted shares of common stock to Cherokee in the First Quarter 2019.

In the event of default, this includes, but is not limited to, the Company’s inability to make any payments due under the Agreement, Cherokee has the right to increase the interest rate on the financing to 20%, automatically add a delinquent payment penalty of $20,000 to the outstanding principal and the Company would be required to issue an additional 200,000 shares of restricted common stock.

The Company recognized $9,000 in interest expense related to the 2019 Cherokee Term Loan in the First Quarter 2019 (of which $3,000 was debt issuance costs recorded as interest expense) and $0 of interest expense in the First Quarter 2018 (as the 2019 Term Loan was not in place in the First Quarter 2018). The balance on the 2019 Term Loan is $200,000 at March 31, 2019 (however, the discounted balance is $187,000), and $0 at December 31, 2018 (as the facility was not in place at December 31, 2018).

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

During the First Quarter 2019 and the First Quarter 2018, the Company issued 0 options to purchase shares of common stock.

Stock option activity for the First Quarter 2019 and the First Quarter 2018 is summarized as follows (the figures contained within the tables below have been rounded to the nearest thousand):

		First Quarter 2019			First Quarter 2018
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of March 31, 2019	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of March 31, 2018
Options outstanding at beginning of year	2,222,000	$0.13		2,147,000	$0.13
Granted	0	NA		0	NA
Exercised	0	NA		0	NA
Cancelled/expired	0	NA		0	NA
Options outstanding at end of year	2,222,000	$0.13	$1,000	2,147,000	$0.13	$15,000
Options exercisable at end of year	2,142,000	$0.13		2,022,000	$0.13

The Company recognized $2,000 in share based payment expense in the First Quarter 2019 and, $4,000 in share based payment expense in the First Quarter 2018. At March 31, 2019 there was approximately $1,000 of total unrecognized share based payment expense related to stock options. This cost is expected to be recognized over 2 months.

Warrants

Warrant activity for the First Quarter 2019 and the First Quarter 2018 is summarized as follows:

		First Quarter 2019			First Quarter 2018
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of March 31, 2019	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of March 31, 2018
Warrants outstanding at beginning of year	2,000,000	$0.18		2,060,000	$0.18
Granted	0	NA		0	NA
Exercised	0	NA		0	NA
Cancelled/expired	0	NA		60,000	$0.18
Warrants outstanding at end of year	2,000,000	$0.18	None	2,000,000	$0.18	None
Warrants exercisable at end of year	2,000,000	$0.18		2,000,000	$0.18

In the First Quarter 2019 and First Quarter 2018, the Company recognized $0 in debt issuance and deferred finance costs related to the issuance of the above warrants outstanding. As of March 31, 2019, there was $0 of total unrecognized expense.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provides information, which we believe is relevant to an assessment and understanding of our financial condition and results of operations. The discussion should be read in conjunction with the Interim Condensed Financial Statements contained herein and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words “believes”, “anticipates”, “estimates”, “expects”, “intends”, “projects”, and words of similar import, are forward-looking as that term is defined by the Private Securities Litigation Reform Act of 1995 (“1995 Act”), and in releases issued by the United State Securities and Exchange Commission (the “Commission”). These statements are being made pursuant to the provisions of the 1995 Act and with the intention of obtaining the benefits of the “Safe Harbor” provisions of the 1995 Act. We caution that any forward-looking statements made herein are not guarantees of future performance and that actual results may differ materially from those in such forward-looking statements as a result of various factors, including, but not limited to, any risks detailed herein, in our “Risk Factors” section of our Form 10-K for the year ended December 31, 2018, in our most recent reports on Form 10-Q and Form 8-K and from time to time in our other filings with the Commission, and any amendments thereto. Any forward-looking statement speaks only as of the date on which such statement is made, and we are not undertaking any obligation to publicly update any forward-looking statements. Readers should not place undue reliance on these forward-looking statements.

Overview/Plan of Operations

Sales in the First Quarter 2019 were negatively impacted by the expiration of a government account in the second quarter of 2018 as well as the price competitive nature of the market in which we sell our drugs of abuse products. Products manufactured outside the United States continue to dominate one of our core markets, Government/Law Enforcement; for which most of the business is obtained via a bidding process that puts a tremendous amount of value on the cheapest price. We continue to feel the impact of the loss of another government account in late 2017 (an account that is the subject of litigation we initiated against a former Vice President, Sales and Marketing/Sales Consultant, Todd Bailey, (See Note D-Litigation/Legal Matters). This account did not impact the sales decline when comparing First Quarter 2019 to First Quarter 2018; however, we do believe that sales under this account would have continued to improve over time and for this reason, the loss of this account continues to negatively impact our ability to minimize declines and/or grow sales.

Over the last 18 months, we have brought on new products and service offerings to diversify our revenue stream through third party relationships. These new products and services include products for the detection of alcohol and alternative sample options for drug testing (such as lab based oral fluid testing and hair testing). We are also now offering customers lower-cost alternatives for onsite drug testing. Sales of other products and services in the First Quarter 2019 were $41,000; while this is not a significant portion of our sales, these sales did assist with reducing the sales declines for those accounts where cost if the only factor in a customer’s purchase decision.

We are focusing our efforts on 1) further penetration of the clinical markets with new products, 2) drug testing with oral fluid in the workplace and 3) contract manufacturing. We are hopeful that our OTC marketing clearance for our Rapid TOX Cup® II product line, lower cost product alternatives and additional diagnostic products will enable us to increase sales in the clinical markets. In addition, we are currently working with our laboratory alliance in efforts to increase sales under our current contract. A change in the regulatory environment (due to certain exemptions set forth by the U.S. Food and Drug Administration related to workplace and insurance drug testing) has resulted in new efforts to re-enter the workplace market with oral fluid drug testing options. And finally, we are currently discussing a number of contract manufacturing opportunities with other entities; one of which started to generate sales in the First Quarter 2019.

Operating expenses continued to decline when comparing First Quarter 2019 with First Quarter 2018. This is a result of our continued efforts to ensure that expenses are in line with revenue. In the year ended December 31, 2018, we consolidated job responsibilities in certain areas of the Company as a result of employee retirement and other departures; this consolidation enabled us to implement personnel reductions. We also continued to maintain a salary deferral program for our sole executive officer and another member of senior management throughout the First Quarter 2019. The salary deferral program consists of a 10% salary deferral for our Chief Executive Officer/Principal Financial Officer Melissa Waterhouse and our non-executive VP Operations. The salary deferral level was reduced from 20% as of October 1, 2018 given the length of time the deferral has been in place and the increasing balances on the deferred compensation. As of March 31, 2019, we had total deferred compensation owed to these two individuals in the amount of $175,000. As cash flow from operations allows, we intend to repay portions of the deferred compensation, however we did not make any payments on deferred compensation in the First Quarter 2019 or the Frist Quarter 2018. We expect the salary deferral program will continue for an undetermined period of time.

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

Results of operations for the First Quarter 2019 compared to the First Quarter 2018

NET SALES: Net sales for the First Quarter 2019 decreased 11.3%, when compared to net sales in the First Quarter 2018. Decreased international sales (due to what we believe is timing of orders from customers), decreased government sales (due to the expiration of an account in the second quarter of 2018) and other decreased sales in various other markets were partially offset by increased contract manufacturing sales (due to a new contract manufacturing customer and increased regional clinical sales.

GROSS PROFIT: Gross profit decreased to 33.2% of net sales in the First Quarter 2019 from 35.7% of net sales in the First Quarter 2018. The decline in gross profit stems primarily from the fact that decreased sales resulted in a decrease in the number of testing strips made and product assembled and packaged for shipment in the First Quarter 2019, when compared to First Quarter 2018. The majority of our labor and overhead costs are fixed. When revenues decline, fewer testing strips are produced; this results in a manufacturing inefficiency (i.e. less fixed overhead cost absorption and a higher amount being expensed through cost of goods). In addition, the low product prices from foreign manufacturers have required us to decrease pricing of our own products to be more competitive. And finally, the lower cost product alternative is generally sold at margins lower than our production margins. We have taken actions to adjust our production schedules to mitigate future inefficiencies and, we closely examine our gross profit margins on our manufactured products and the products we distribute.

OPERATING EXPENSES: Operating expenses decreased 17.0%, in the First Quarter 2019 compared to the First Quarter 2018. Expenses in all operational divisions decreased. More specifically:

Research and development (“R&D”)

R&D expense decreased 24.0%, when comparing the First Quarter 2019 with the First Quarter 2018. Decreased FDA compliance costs (solely due to a timing issue related to our facility registrations) were the primary reason for the decline in expenses. All other expense remained relatively consistent with expense in the First Quarter 2018. In the First Quarter 2019, our R&D department primarily focused their efforts on the enhancement of our current products and the evaluation of potential contract manufacturing opportunities as well as the final product development of our new contract manufacturing customer.

Selling and marketing

Selling and marketing expense in the First Quarter 2019 decreased 29.8% when compared to the First Quarter 2018. Reductions in sales & marketing salaries, benefits and travel (due to decreased sales and marketing personnel), reduced attendance at trade shows, were the primary reasons for the decline. Other expense in selling and marketing also decreased slightly (also due to decreased employees in most cases). In the First Quarter 2019, we promoted additional products (through relationships with third parties) for the detection of alcohol, alternative sample options for drug testing (such as lab based oral fluid testing and hair testing) and lower-cost alternatives for onsite drug testing. The addition of these offerings did not result in increased selling and marketing expenses. In the year ended December 31, 2018, we refocused our efforts on further penetration of the clinical markets, took efforts to re-enter the workplace market with oral fluid drug testing options and increased our contract manufacturing business. We are continuing these efforts in the year ending December 31, 2019. However, we will take all steps necessary to ensure selling and marketing expenditures are in line with sales.

General and administrative (“G&A”)

G&A expense decreased 11.2%, in the First Quarter 2019 when compared to G&A expense in the First Quarter 2018. Decreased costs associated with administrative employees (due to fewer employees and the consolidation of job responsibilities in certain areas of the Company), consultant fees, legal fees (associated with timing of activities in the ABMC vs. Bailey litigation), ISO certification fees (due to the timing of our ISO audit this year versus last year) were partially offset by increased accounting fees and bank service fees (due to costs associated with covenant waivers). Share based payment expense also declined to $2,000 in the First Quarter 2019 from $4,000 in the First Quarter 2018.

Other income and expense:

Other expense in the First Quarter 2019 and First Quarter 2018 consisted of interest expense associated with our credit facilities (our line of credit and equipment loan with Crestmark Bank and our loans with Cherokee Financial, LLC), offset by other income related to gains on certain liabilities.

Liquidity and Capital Resources as of March 31, 2019

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

On December 20, 2018, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Chaim Davis (the Chairman of our Board of Directors) and certain other accredited investors (altogether the “Investors”), under which we issued and sold to the Investors in a private placement (the “Private Placement”) 2,000,000 units (the “Units”). We closed on the Private Placement on December 24, 2018. Each Unit consists of one (1) share of the Company’s common stock, par value $0.01 per share (“Common Share”), at a price per Unit of $0.10 (the “Purchase Price”) for aggregate gross proceeds of approximately $200,000. Our net proceeds were $200,000 as expenses related to the Private Placement were minimal. We did not utilize a placement agent for the Private Placement. The net proceeds were used for working capital and general corporate purposes.

Our current cash balances, together with cash generated from future operations and amounts available under our credit facilities may not be sufficient to fund operations through May 2020. At March 31, 2019, we have negative Stockholders’ Equity of $367,000. Our loan and security agreement with Cherokee Financial, LLC expires on February 15, 2020 and our line of credit expires on June 22, 2020. Our 2019 Term Loan with Cherokee Financial LLC expires on February 15, 2020. As March 31, 2019, all amounts due under our Loan and Security Agreement with Cherokee Financial, LLC were included in our short-term debt given the facility expires in less than 12 months. Although our line of credit has a maximum availability of $1,500,000, the amount available under our line of credit is much lower as it is based upon the balance of our accounts receivable and inventory. As of March 31, 2019, based on our availability calculation, there were no additional amounts available under our line of credit because we draw any balance available on a daily basis. If sales levels continue to decline, we will have reduced availability on our line of credit due to decreased accounts receivable balances. In addition, we would expect our inventory levels to continue to decrease if sales levels decline further, which would result in further reduced availability on our line of credit. In addition to decreased inventory value, as a result of an amendment executed on June 25, 2018, the amount available under the inventory component of the line of credit was changed to 40% of eligible inventory plus up to 10% of Eligible Generic Packaging Components not to exceed the lesser of $250,000 (“Inventory Sub-Cap Limit”) or 100% of Eligible Accounts Receivable. In addition, starting July 1, 2018, the Inventory Sub-Cap Limit is being permanently reduced by $10,000 per month on the first day of each month until the Inventory Sub-Cap Limit is reduced to $0. Although this “staggered” reduction did not have a material immediate impact on our availability under the line of credit, it will eventually result in no availability under the line of credit related to inventory and the line of credit will be an accounts receivable based line only.

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

As of March 31, 2019, we had the following debt/credit facilities:

Facility	Debtor	Balance as of March 31, 2019
Loan and Security Agreement	Cherokee Financial, LLC	$900,000
Revolving Line of Credit	Crestmark Bank	$421,000
Equipment Loan	Crestmark Bank	$16,000
Term Loan	Cherokee Financial, LLC	$200,000
Total Debt		$1,537,000

Working Capital

At the end of the First Quarter 2019, we are operating at a working capital deficit of $1,204,000; this is a greater working capital deficit than reported for the year ended December 31, 2018 ($212,000). This increase in our working capital deficit was primarily a result of all amounts under our Loan and Security Agreement (with Cherokee Financial, LLC) being recorded as short term liability instead of a significant portion of the loan being recorded as a long-term liability (due to the upcoming expiration of the facility in February 2020). Decreased sales also negatively impacted our working capital. We have historically satisfied working capital requirements through cash from operations and bank debt.

Dividends

We have never paid any dividends on our common shares and anticipate that all future earnings, if any, will be retained for use in our business, and therefore, we do not anticipate paying any cash dividends.

Cash Flow, Outlook/Risk

We have taken steps (and will continue to take steps) to ensure that operating expenses and manufacturing costs remain in line with sales levels, however, we are incurring increased costs related to litigation, our line of credit (due to covenant non-compliance that has been previously waived by our lender) and other administrative requirements. We have consolidated job responsibilities in other areas of the Company and this enabled us to implement personnel reductions. In other efforts to reduce cash requirements, we have issued shares of restricted stock in lieu of cash. More specifically, we issued (1) 277,778 restricted shares of common stock to Landmark Pegasus, Inc. in connection with an extension of our Financial Advisory Agreement in June 2018, and (2) 107,813 restricted shares of common stock to our Chairman of the Board for his attendance at two meetings of our Board of Directors in 2018 and one meeting in the First Quarter 2019 and (3) 200,000 restricted shares of common stock to Cherokee Financial, LLC in connection with our 2019 Term Loan. In addition, in December 2018, we closed on a private placement of 2,000,000 shares of our common stock resulting in net proceeds of $200,000.We expect to issue additional restricted shares of common stock for attendance at meetings of the Board of Directors if a director (or directors) choose(s) payment in shares in lieu of cash as their form of payment.

The continuous decline in sales results in lower than average cash balances and lower availability on our line of credit at times. Two large government accounts (one of which was in the year ended December 31, 2017 and the other in the year ended December 31, 2016) were lost due to alleged actions on the part of a former Vice President Sales and Marketing/Sales Consultant (Todd Bailey) and are the subject of ongoing litigation. These two accounts represented approximately $1,000,000 in annual sales to the Company (of which $718,000 impacted sales revenues in Fiscal 2018; when compared to Fiscal 2017). Also, in the early part of Fiscal 2018, we had another government contract expire and this contributed to the sales decline in the First Quarter 2019 (when compared to First Quarter 2018). To address the declines, we are promoting new products and service offerings to diversify our revenue stream. These new products and services (through relationships with third parties) include products for the detection of alcohol, alternative sample options for drug testing (such as lab based oral fluid testing and hair testing) and lower-cost alternatives for onsite drug testing. Also, a change in the regulatory environment (due to certain exemptions set forth by the U.S. Food and Drug Administration related to workplace and insurance drug testing) has resulted in new efforts to re-enter the workplace market with oral fluid drug testing options. And finally, we are currently discussing a number of contract manufacturing opportunities with other entities; one of which started to generate sales in the First Quarter 2019 which did partially offset the sales declines in other areas.

Our ability to be in compliance with our obligations under our current credit facilities will depend on our ability to replace lost sales and further increase sales. Our ability to repay our current debt (all of which is due within the next 12 months) may also be affected by general economic, financial, competitive, regulatory, legal, business and other factors beyond our control, including those discussed herein. If we are unable to meet our credit facility obligations, we would be required to raise money through new equity and/or debt financing(s) and, there is no assurance that we would be able to find new financing, or that any new financing would be at favorable terms.

We were not in compliance with the TNW covenant under our Crestmark LOC as March 31, 2019. As of the date of this report, the Company is in the process of obtaining another waiver from Crestmark related to the TNW non-compliance for the First Quarter 2019. Due to internal requirements within Crestmark, the waiver could not be obtained prior to the date of this report. The Company expects to be charged a fee of $5,000 for this waiver when it is received. A failure to comply with the TNW covenant under our Crestmark LOC (a failure that is not waived by Crestmark) could result in an event of default, which, if not cured, could result in the Company being required to pay much higher costs associated with the indebtedness. If we are forced to refinance our debt on less favorable terms, our results of operations and financial condition could be adversely affected by increased costs and rates. There is also no assurance that we could obtain alternative debt facilities. We may also be forced to pursue one or more alternative strategies, such as restructuring, selling assets, reducing or delaying capital expenditures or seeking additional equity capital. There can be no assurances that any of these strategies could be implemented on satisfactory terms, if at all.

As of the date of this report, our credit facilities with Cherokee Financial, LLC have expiration dates of less than 12 months. Our total debt at March 31, 2019 with Cherokee Financial, LLC is $1,100,000. We do not expect cash from operations within the next 12 months to be sufficient to pay the amounts due under these credit facilities. We have had initial discussions with Cherokee Financial, LLC regarding a new facility that would refinance the amounts due under their current credit facilities. Our line of credit facility with Crestmark Bank expires in June 2020. We have not had such discussions with Crestmark Bank; however, we would expect to begin discussions in the near future.

If events and circumstances occur such that 1) we do not meet our current operating plans to increase sales, 2) we are unable to raise sufficient additional equity or debt financing, 3), we are unable to utilize equity as a form of payment in lieu of cash, or 4) our credit facilities are insufficient or not available, we may be required to further reduce expenses or take other steps which could have a material adverse effect on our future performance. Although we have good relationships with our current creditors and we do believe that we will be able to refinance our current credit facilities, if we are unable to refinance our debt with Cherokee Financial, LLC, this would result in a default which could result in Cherokee Financial, LLC exercising their rights which includes, but is not limited to, forfeiture of the collateral assets under their facilities. A default under our facilities with Cherokee Financial, LLC would also create a cross-default under our line of Credit with Crestmark Bank. Such default could also result in Crestmark Bank exercising their rights under our line of credit which includes, but it not limited to, forfeiture of the collateral assets under the line of credit.

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

Item 1A. Risk Factors

There have been no material changes to our risk factors set forth in Part I, Item 1A, in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As previously disclosed in a Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2019, in connection with our 2019 Term Loan with Cherokee Financial, LLC, we were required to issue 200,000 restricted shares of common stock to Cherokee Financial, LLC within 60 days of February 15, 2019 (the closing date of the term loan). We issued the required shares on March 5, 2019.

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
The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheet, (ii) Condensed Statements of Income (iii) Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN BIO MEDICA CORPORATION (Registrant)

Date: May 20, 2019	By:	/s/ Melissa A. Waterhouse
Melissa A. Waterhouse
Chief Executive Officer (Principal Executive Officer) Principal Financial Officer Principal Accounting Officer