Form 10-Q
period 2019-06-30
AMERICAN BIO MEDICA CORP
filed 2019-08-14
CIK 896747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended June 30, 2019

 [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from to

Commission File Number: 0-28666

AMERICAN BIO MEDICA CORPORATION

 (Exact name of registrant as specified in its charter)

New York	14-1702188
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

122 Smith Road, Kinderhook, New York	12106
(Address of principal executive offices)	(Zip Code)
518-758-8158
 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	ABMC	OTC Markets Pink

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
Emerging Growth ☐

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

32,545,776 Common Shares as of August 14, 2019

American Bio Medica Corporation

Index to Quarterly Report on Form 10-Q
For the quarter ended June 30, 2019

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

American Bio Medica Corporation
Condensed Balance Sheets

	June 30,	December 31,
	2019	2018
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$99,000	$113,000
Accounts receivable, net of allowance for doubtful accounts of $36,000 at June 30, 2019 and $36,000 at December 31, 2018	393,000	452,000
Inventory, net of allowance of $280,000 at June 30, 2019 and $268,000 at December 31, 2018	825,000	1,019,000
Prepaid expenses and other current assets	1,000	29,000
Right of use asset – operating leases	19,000	0
Total current assets	1,337,000	1,613,000
Property, plant and equipment, net	681,000	718,000
Patents, net	119,000	123,000
Right of use asset – operating leases	7,000	0
Other assets	21,000	21,000
Total assets	$2,165,000	$2,475,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$555,000	$359,000
Accrued expenses and other current liabilities	443,000	449,000
Right of use liability – operating leases	19,000	0
Wages payable	141,000	278,000
Line of credit	378,000	502,000
Current portion of long-term debt, net of deferred finance costs	1,040,000	237,000
Total current liabilities	2,576,000	1,825,000
Long-term debt/other liabilities, net of current portion and deferred finance costs	1,000	796,000
Right of use liability – operating leases	7,000	0
Total liabilities	2,584,000	2,621,000
COMMITMENTS AND CONTINGENCIES
Stockholders' equity:
Preferred stock; par value $.01 per share; 5,000,000 shares authorized, none issued and outstanding at June 30, 2019 and December 31, 2018	0	0
Common stock; par value $.01 per share; 50,000,000 shares authorized; 32,545,776 issued and outstanding at June 30, 2019 and 32,279,368 issued and outstanding as of December 31, 2018	325,000	323,000
Additional paid-in capital	21,425,000	21,404,000
Accumulated deficit	(22,169,000)	(21,873,000)
Total stockholders’ equity	(419,000)	(146,000)
Total liabilities and stockholders’ equity	$2,165,000	$2,475,000

The accompanying notes are an integral part of the condensed financial statements

American Bio Medica Corporation
 Condensed Statements of Operations
(Unaudited)

	For The Six Months Ended
	June 30,
	2019	2018

Net sales	$1,880,000	$2,110,000

Cost of goods sold	1,269,000	1,301,000

Gross profit	611,000	809,000

Operating expenses:
Research and development	39,000	44,000
Selling and marketing	219,000	310,000
General and administrative	682,000	736,000
	940,000	1,090,000

Operating loss	(329,000)	(281,000)

Other income / (expense):
Interest expense	(134,000)	(146,000)
Other income, net	169,000	15,000
Interest income	0	1,000
	35,000	(130,000)

Net loss before tax	(294,000)	(411,000)

Income tax expense	(2,000)	(2,000)

Net loss	$(296,000)	$(413,000)

Basic and diluted loss per common share	$(0.01)	$(0.01)

Weighted average number of shares outstanding – basic & diluted	32,445,244	29,879,754

The accompanying notes are an integral part of the condensed financial statements

American Bio Medica Corporation
 Condensed Statements of Operations
(Unaudited)

	For The Three Months Ended
	June 30,
	2019	2018

Net sales	$958,000	$1,069,000

Cost of goods sold	652,000	632,000

Gross profit	306,000	437,000

Operating expenses:
Research and development	20,000	19,000
Selling and marketing	107,000	148,000
General and administrative	334,000	344,000
	461,000	511,000

Operating loss	(155,000)	(74,000)

Other income / (expense):
Interest expense	(67,000)	(76,000)
Other income, net	168,000	4,000
Interest income	0	1,000
	101,000	(71,000)

Net loss before tax	(54,000)	(145,000)

Income tax expense	(2,000)	(2,000)

Net loss	$(56,000)	$(147,000)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of shares outstanding – basic & diluted	32,521,675	29,936,111

The accompanying notes are an integral part of the condensed financial statements

American Bio Medica Corporation
 Condensed Statements of Cash Flows
(Unaudited)

	For The Six Months Ended
	June 30
	2019	2018
Cash flows from operating activities:
Net loss	$(296,000)	$(413,000)
Adjustments to reconcile net loss to net cash provided by / (used in) operating activities:
Depreciation and amortization	42,000	42,000
Amortization of debt issuance costs	55,000	70,000
Allowance for doubtful accounts	0	4,000
Provision for slow moving and obsolete inventory	42,000	41,000
Share-based payment expense	3,000	7,000
Director fee paid with restricted stock	5,000	3,000
Changes in:
Accounts receivable	59,000	(168,000)
Inventory	153,000	171,000
Prepaid expenses and other current assets	28,000	64,000
Accounts payable	196,000	(25,000)
Accrued expenses and other current liabilities	(6,000)	48,000
Wages payable	(137,000)	(7,000)
Net cash provided by / (used in) operating activities	144,000	(166,000)
Cash flows from investing activities:
Patent application costs	0	(13,000)
Net cash used in investing activities	0	(13,000)
Cash flows from financing activities:
Proceeds from debt financing	48,000	150,000
Payments on debt financing	(81,000)	(81,000)
Proceeds from lines of credit	1,902,000	2,235,000
Payments on lines of credit	(2,027,000)	(2,085,000)
Net cash (used in) / provided by financing activities	(158,000)	220,000
Net change in cash and cash equivalents	(14,000)	40,000
Cash and cash equivalents - beginning of period	113,000	36,000
Cash and cash equivalents - end of period	$99,000	$76,000
Supplemental disclosures of cash flow information
Non-cash transactions:
Consulting expense prepaid with restricted stock	$0	$42,000
Debt issuance cost paid with restricted stock	$14,000	$18,000
Director fee paid with restricted stock	$5,000	$3,000
Patent application costs	$0	$13,000
Cash paid during period for interest	$79,000	$76,000
Cash paid during period for taxes	$2,000	$2,000

The accompanying notes are an integral part of the condensed financial statements

Notes to condensed financial statements (unaudited)

June 30, 2019

Note A - Basis of Reporting

The accompanying unaudited interim condensed financial statements of American Bio Medica Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. Accordingly, these unaudited interim condensed financial statements do not include all information and footnotes required by U.S. GAAP for complete financial statement presentation. These unaudited interim condensed financial statements should be read in conjunction with audited financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. In the opinion of management, the interim condensed financial statements include all normal, recurring adjustments which are considered necessary for a fair presentation of the financial position of the Company at June 30, 2019, and the results of operations for the three and six month periods ended June 30, 2019 and June 30, 2018 and cash flows for the six month periods ended June 30, 2019 and June 30, 2018.

Operating results for the six months ended June 30, 2019 are not necessarily indicative of results that may be expected for the year ending December 31, 2019. Amounts at December 31, 2018 are derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

             During the six months ended June 30, 2019, with the exception of the adoption of ASU 2016-02, “Leases”, there were no significant changes to the Company’s critical accounting policies, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

These unaudited interim condensed financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. The independent registered public accounting firm’s report on the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, contained an explanatory paragraph regarding the Company’s ability to continue as a going concern. As of the date of this report, the Company’s current cash balances, together with cash generated from future operations and amounts available under the Company’s credit facilities may not be sufficient to fund operations through August 2020. The Company’s current line of credit matures on June 29, 2020. The maximum availability on the Company’s line of credit remains to be $1,500,000. However, the amount available under the Company’s line of credit is based upon the Company’s accounts receivable and inventory. As of June 30, 2019, based on the Company’s availability calculation, there were no additional amounts available under the Company’s line of credit because the Company draws any balance available on a daily basis. As of the date of this report, our credit facilities with Cherokee Financial, LLC have expiration dates of less than 12 months. Our total debt at June 30, 2019 with Cherokee Financial, LLC is $1,100,000. We do not expect cash from operations within the next 12 months to be sufficient to pay the amounts due under these credit facilities, which is due in full on February 15, 2020. We are continuing discussions with Cherokee Financial, LLC regarding a new facility that would refinance the amounts due under their current credit facilities

As discussed in more detail in “Cash Flow, Outlook/Risk”, if sales levels decline further, the Company will have reduced availability on its line of credit due to decreased accounts receivable balances. In addition, the Company would expect its inventory levels to continue to decrease if sales levels decline further, and this would also result in reduced availability on the Company’s line of credit. In addition to this reduced availability, in June 2018, the Company’s line of credit was amended to reduce the maximum availability under the inventory component of the line of credit over the remaining term of the line of credit; until the availability under the inventory component of the line of credit is $0. While this will not result in a material impact to the Company’s availability all at once, it will ultimately remove availability related to the Company’s inventory under the line of credit. If availability under the Company’s line of credit is not sufficient to satisfy its working capital and capital expenditure requirements, the Company will be required to obtain additional credit facilities or sell additional equity securities, or delay capital expenditures, which could have a material adverse effect on the business. There is no assurance that such financing will be available or that the Company will be able to complete financing on satisfactory terms, if at all.

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

The Company adopted ASU 2016-02, ASU 2018-11, ASU 2018-20 and ASU 2019-01 in the First Quarter 2019. In reviewing the Company’s current leases, there were two operating leases that fell within the scope of the standard, as amended, one for a copier in the Company’s New York facility and another lease related to the Company’s New Jersey facility. Starting in the First Quarter 2019, the Company is recognizing a lease liability and a right-of-use asset on its balance sheet related to both of these leases.

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

Reclassifications

Certain items have been reclassified from the prior year to conform to the current year presentation.

Note B – Inventory

Inventory is comprised of the following:

	June 30, 2019	December 31, 2018

Raw Materials	$743,000	$778,000
Work In Process	170,000	184,000
Finished Goods	192,000	325,000
Allowance for slow moving and obsolete inventory	(280,000)	(268,000)
	$825,000	$1,019,000

Note C – Net Loss Per Common Share

             Basic net loss per common share is calculated by dividing the net loss by the weighted average number of outstanding common shares during the period. Diluted net loss per common share includes the weighted average dilutive effect of stock options and warrants. Potential common shares outstanding as of June 30, 2019 and 2018:

	June 30, 2019	June 30, 2018

Warrants	2,000,000	2,000,000
Options	2,302,000	2,227,000
	4,302,000	4,227,000

The number of securities not included in the diluted net loss per share for the three and six months ended June 30, 2019 was 4,302,000 as their effect would have been anti-dilutive due to the net loss in the three and six months ended June 30, 2019. The number of securities not included in the diluted net loss per share for the three and six months ended June 30, 2018 was 4,227,000 as their effect would have been anti-dilutive due to the net loss in the three and six months ended June 30, 2018.

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

In January 2019, Bailey’s complaint previously filed in Minnesota was transferred as a counter-claim in the Company’s complaint against Bailey. Bailey is seeking deferred commissions of $164,000 he alleges are owed to him by the Company. These amounts were originally deferred under a deferred compensation program initiated in 2013; a program in which Bailey was one of the participants. The Company has responded to the Bailey counterclaim and believes these amounts are not due to Bailey given the actions indicated in the Company’s litigation. (See Note G- Subsequent Event).

Note E – Line of Credit and Debt

	June 30, 2019	December 31, 2018
Loan and Security Agreement with Cherokee Financial, LLC: 5 year note at an annual interest rate of 8% plus a 1% annual oversight fee, interest only and oversight fee paid quarterly with first payment being made on May 15, 2015, annual principal reduction payment of $75,000 due each year beginning on February 15, 2016, with a final balloon payment being due on February 15, 2020. Loan is collateralized by a first security interest in building, land and property.	$900,000	$975,000
Crestmark Line of Credit: 3 year line of credit maturing on June 22, 2020 with interest payable at a variable rate based on WSJ Prime plus 3% with a floor or 5.25%; loan fee of 0.5% annually & monthly maintenance fee of 0.3% on actual loan balance from prior month. Early termination fee of 2% if terminated prior to natural expiration. Loan is collateralized by first security interest in receivables and inventory and the all-in interest rate as of the date of this report is 13.83%.	378,000	502,000
Crestmark Equipment Term Loan: 38 month equipment loan related to the purchase of manufacturing equipment, at an interest rate of WSJ Prime Rate plus 3%; or 8.50% as of the date of this report.	13,000	19,000
2018 Term Loan with Cherokee Financial LLC: 1 year note at an annual interest rate of 12% paid quarterly in arrears with first interest payment being made on May 15, 2018 and a balloon payment being due on February 15, 2019. Loan was refinanced in February 2019.	0	150,000
2019 Term Loan with Cherokee Financial, LLC: 1 year note at an annual fixed interest rate of 18% paid quarterly in arrears with first interest payment being made on May 15, 2019 and a balloon payment being due on February 15, 2020.	200,000	0
	1,491,000	1,646,000
Less debt discount & issuance costs (Cherokee Financial LLC loans)	(72,000)	(111,000)
Total debt, net	1,419,000	1,535,000

Current portion	1,418,000	739,000
Long-term portion, net of current portion	$1,000	$796,000

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

The Company recognized $83,000 in interest expense related to the Cherokee LSA in the six months ended June 30, 2019 (of which $47,000 is debt issuance cost amortization recorded as interest expense), and, $87,000 in interest expense related to the Cherokee LSA in the six months ended June 30, 2018 (of which $47,000 is debt issuance cost amortization recorded as interest expense). The Company had $9,000 in accrued interest expense at June 30, 2019 and $13,000 in accrued interest expense at June 30, 2018.

The Company recognized $42,000 in interest expense related to the Cherokee LSA in the three months ended June 30, 2019 (of which $23,000 is debt issuance cost amortization recorded as interest expense) and, $43,000 in interest expense related to the Cherokee LSA in the three months ended June 30, 2018 (of which $23,000 is debt issuance cost amortization recorded as interest expense).

As of June 30, 2019, the balance on the Cherokee LSA was $900,000; however the discounted balance was $837,000. As of December 31, 2018, the balance on the Cherokee LSA was $975,000; however the discounted balance was $866,000.

LINE OF CREDIT WITH CRESTMARK BANK (“CRESTMARK”)

On June 29, 2015 (the “Closing Date”), the Company entered into a Loan and Security Agreement (“LSA”) with Crestmark related to a revolving line of credit (the “Crestmark LOC”). The Crestmark LOC is used for working capital and general corporate purposes and expires on June 22, 2020.

The Crestmark LOC provides the Company with a revolving line of credit up to $1,500,000 (“Maximum Amount”) with a minimum loan balance requirement of $500,000. At June 30, 2019, the Company did not meet this minimum loan balance requirement as our balance was $378,000. Under the LSA, Crestmark has the right to calculate interest on the minimum balance requirement rather than the actual balance on the Crestmark LOC. The Crestmark LOC is secured by a first security interest in the Company’s inventory, and receivables and security interest in all other assets of the Company (in accordance with permitted prior encumbrances).

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

So long as any obligations are due to Crestmark, the Company must comply with a minimum Tangible Net Worth (“TNW”) Covenant. As a result of an amendment executed on June 25, 2018, the TNW covenant was reduced from $650,000 to $150,000 as of June 30, 2018. Additionally, if a quarterly net income is reported, the TNW covenant will increase by 50% of the reported net income. If a quarterly net loss is reported, the TNW covenant will remain the same as the prior quarter’s covenant amount. TNW is still defined as: Total Assets less Total Liabilities less the sum of (i) the aggregate amount of non-trade accounts receivables, including accounts receivables from affiliated or related persons, (ii) prepaid expenses, (iii) deposits, (iv) net lease hold improvements, (v) goodwill and (vi) any other asset that would be treated as an intangible asset under GAAP; plus Subordinated Debt. Subordinated Debt means any and all indebtedness presently or in the future incurred by the Company to any creditor of the Company entering into a written subordination agreement with Crestmark. The Company has not complied with the TNW covenant since the year ended December 31, 2017 but, has received waivers from Crestmark. As consideration for the granting of the waiver for December 31, 2017, Crestmark increased the interest rate on the Crestmark LOC from Prime Rate plus 2% to Prime Rate plus 3%. The increase in interest rate was effective as of May 1, 2018. Thereafter, and through the quarter ended March 31, 2019, the Company was charged a fee of $5,000 for each waiver. In June 2019, the Crestmark LSA was amended to lower than TNW Covenant to (-$600,000) and to remove the quarterly net income requirements indicated previously within this paragraph. The Company is in compliance with the TNW covenant as of June 30, 2019.

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

Interest on the Crestmark LOC is at a variable rate based on the Prime Rate plus 3% with a floor of 5.25%. As of June 30, 2019, the interest only rate on the Crestmark LOC was 8.50%. As of June 30, 2019, with all fees considered (the interest rate + an Annual Loan Fee of $7,500 + a monthly maintenance fee of 0.30% of the actual average monthly balance from the prior month), the interest rate on the Crestmark LOC was 13.83%.

The Company recognized $25,000 in interest expense related to the Crestmark LOC in the six months ended June 30, 2019 ($0 of which is debt issuance cost amortization recorded as interest expense). The Company recognized $44,000 in interest expense related to the Crestmark LOC in the six months ended June 30, 2018 (of which $15,000 is debt issuance cost amortization recorded as interest expense).

The Company recognized $12,000 in interest expense related to the Crestmark LOC in the three months ended June 30, 2019 ($0 of which is debt issuance cost amortization recorded as interest expense). The Company recognized $23,000 in interest expense related to the Crestmark LOC in the three months ended June 30, 2018 (of which $7,000 is debt issuance cost amortization recorded as interest expense).

Given the nature of the administration of the Crestmark LOC, at June 30, 2019, the Company had $0 in accrued interest expense related to the Crestmark Line of Credit, and there is $0 in additional availability under the Crestmark LOC.

As of June 30, 2019, the balance on the Crestmark LOC was $378,000, and as of December 31, 2018, the balance on the Crestmark LOC was $502,000.

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

The Company incurred $1,000 in interest expense in the six months ended June 30, 2019 and $1,000 in interest expense in the six months ended June 30, 2018 related to the Equipment Loan. The Company incurred less than $1,000 in interest expense in both the three months ended June 30, 2019 and June 30, 2018 related to the Equipment Loan. The balance on the Equipment Loan is $13,000 at June 30, 2019 and $19,000 at December 31, 2018.

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

The Company recognized $3,000 in interest expense related to the 2018 Cherokee Term Loan in the six months ended June 30, 2019, (of which $1,000 was debt issuance cost amortization recorded as interest expense), and $14,000 in interest expense in the six months ended June 30, 2018, (of which $8,000 was debt issuance cost amortization recorded as interest expense). The Company recognized $0 in interest expense related to the 2018 Cherokee Term Loan in the three months ended June 30, 2019 (as the 2018 Cherokee Term Loan was paid in full with the proceeds of the 2019 Cherokee Term Loan), and $9,000 in interest expense in the three months ended June 30, 2018 (of which $5,000 was debt issuance costs recorded as interest expense).

At June 30, 2019, the balance on the 2018 Cherokee Term Loan was $0, and at December 31, 2018, the balance on the 2018 Cherokee Term Loan was $150,000.

2019 TERM LOAN WITH CHEROKEE

On February 25, 2019 (the “Closing Date”), the Company entered into an agreement dated (and effective) February 13, 2019 (the “Agreement”) with Cherokee under which Cherokee is providing the Company with a loan in the amount of $200,000 (the “2019 Cherokee Term Loan”). The Agreement provided the Company with $200,000; $150,000 of which was used to satisfy the 2018 Cherokee Term Loan and an additional $50,000 in gross proceeds; $48,000 in net proceeds after Cherokee’s legal fees in connection with the financing. The Company utilized the net proceeds to pay a portion of the $75,000 principal reduction payment under the Company’s Loan and Security Agreement with Cherokee (with the remaining $27,000 being paid with cash on hand).

The annual interest rate under the new term loan is 18% paid quarterly in arrears with the first interest payment being made on May 15, 2019. The loan is required to be paid in full on February 15, 2020 unless paid off earlier (with no penalty) at the Company’s sole discretion. In connection with the 2019 Cherokee Term Loan, the Company issued 200,000 restricted shares of common stock to Cherokee in the three months ended March 31, 2019.

In the event of default, this includes, but is not limited to, the Company’s inability to make any payments due under the Agreement, Cherokee has the right to increase the interest rate on the financing to 20%, automatically add a delinquent payment penalty of $20,000 to the outstanding principal and the Company would be required to issue an additional 200,000 shares of restricted common stock.

The Company recognized $22,000 in interest expense related to the 2019 Cherokee Term Loan in the six months ended June 30, 2019, (of which $7,000 is debt issuance cost amortization recorded as interest expense), and $0 in interest expense in the six months ended June 30, 2018 (as the 2019 Cherokee Term Loan was not yet in place). The Company recognized $13,000 in interest expense related to the 2019 Cherokee Term Loan in the three months ended June 30, 2019, (of which $4,000 was debt issuance cost amortization recorded as interest expense), and $0 in interest expense in the three months ended June 30, 2018 (as the 2019 Cherokee Term Loan was not yet in place). The Company had $5,000 in accrued interest related to the 2019 Cherokee Term Loan at June 30, 2019.

The balance on the 2019 Term Loan is $200,000 at June 30, 2019 (however, the discounted balance is $191,000), and $0 at December 31, 2018 (as the facility was not in place at December 31, 2018).

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

During the three months ended June 30, 2019, the Company issued options to purchase 20,000 shares of stock to each of its non-employee board members as an annual stock option grant (for a total of 80,000 options) under the 2001 Plan. During the three months ended June 30, 2018, the Company issued options to purchase 20,000 shares of stock to each of its non-employee board members as an annual stock option grant (for a total of 80,000 options) under the 2001 Plan.

Stock option activity for the six months ended June 30, 2019 and June 30, 2018 is summarized as follows (the figures contained within the tables below have been rounded to the nearest thousand):

	Six months ended June 30, 2019			Six months ended June 30, 2018
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of June 30, 2019	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of June 30, 2018
Options outstanding at beginning of period	2,222,000	$0.13		2,147,000	$0.13
Granted	80,000	$0.07		80,000	$0.13
Exercised	0	N/A		0	N/A
Cancelled/expired	0	N/A		0	N/A
Options outstanding at end of period	2,302,000	$0.13	$1,000	2,227,000	$0.13	$5,000
Options exercisable at end of period	2,142,000	$0.13		2,147,000	$0.13

The Company recognized $3,000 in share based payment expense in the six months ended June 30, 2019 and $7,000 in share based payment expense in the six months ended June 30, 2018. The Company recognized $1,000 in share based payment expense in the three months ended June 30, 2019, and $3,000 in share based payment expense in the three months ended June 30, 2018.

 At June 30, 2019 there was approximately $4,000 of total unrecognized share based payment expense related to stock options. The cost is expected to be recognized over 11 months.

The following table summarizes weighted-average assumptions using the Black-Scholes option-pricing model used on the date of the grants issued during the six months ended June 30, 2019 and June 30, 2018:

	Six months ended
	2019	2018
Volatility	85%	79%
Expected term (years)	10 years	10 years
Risk-free interest rate	2.01%	2.90%
Dividend yield	0%	0%

Warrants

Warrant activity for the six months ended June 30, 2019 and the six months ended June 30, 2018 is summarized as follows:

	Six months ended June 30, 2019			Six months ended June 30, 2018
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of June 30, 2019	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of June 30, 2018
Warrants outstanding at beginning of period	2,000,000	$0.18		2,060,000	$0.18
Granted	0	NA		0	0
Exercised	0	NA		0	0
Cancelled/expired	0	NA		60,000	$0.18
Warrants outstanding at end of period	2,000,000	$0.18	None	2,000,000	$0.18	None
Warrants exercisable at end of period	2,000,000	$0.18		2,000,000	$0.18

In the six months ended June 30, 2019 and June 30, 2018, the Company recognized $0 in debt issuance and deferred finance costs related to the issuance of the above warrants outstanding. In the three months ended June 30, 2019 and June 30, 2018, the Company recognized $0 in debt issuance and deferred finance costs related to the issuance of the above warrants. As of June 30, 2019, there was $0 of total unrecognized expense.

NOTE G - SUBSEQUENT EVENT

 ABMC v. Todd Bailey

On August 5, 2019, the parties entered into a Settlement Agreement and Release (“Settlement Agreement”) in which the parties elected to resolve the litigation and settle any and all claims made within the litigation. Neither party admitted to any of the allegations contained within the ABMC v. Baily litigation (including any allegations made by Bailey in his counterclaim). As a result of the execution of the Settlement Agreement, both parties have agreed to dismiss all claims made against each other.

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

Overview/Plan of Operations

Sales in the six months ended June 30, 2019 were negatively impacted by the expiration of a government account in the second quarter of 2018 as well as the price competitive nature of the market in which we sell our drugs of abuse products. Products manufactured outside the United States continue to dominate one of our core markets, Government/Law Enforcement; for which most of the business is obtained via a bidding process that puts a tremendous amount of value on the cheapest price. We continue to feel the impact of the loss of another government account in late 2017. This account did not impact the sales decline when comparing the six months ended June 30, 2019 to the six months ended June 30, 2018; however, we do believe that sales under this account would have continued to improve over time and for this reason, the loss of this account continues to negatively impact our ability to minimize declines and/or grow sales.

We have brought on new products and service offerings to diversify our revenue stream through third party relationships. These new products and services include products for the detection of alcohol and alternative sample options for drug testing (such as lab based oral fluid testing and hair testing). We are also now offering customers lower-cost alternatives for onsite drug testing. And in late 2018, we began distributing point of care products for certain infectious diseases.

In May 2019, our Consent Decree of Permanent Injunction (Consent Decree) with the U.S. Food and Drug Administration (FDA) was vacated and the case was closed. This action resolved a long-standing inability for us to market and sell oral fluid drug tests in the employment market. We are now allowed to sell oral fluid drugs tests in the employment and insurance markets under the limited exemption set forth by the FDA on July 11, 2017. We have been unable to sell oral fluid drug tests in the employment market since 2013 (although we have continued to sell OralStat in the U.S. forensic markets and in markets outside the United States). We are hopeful that gaining access to this market again will enable us to see near term revenue growth and in the longer-term, enable us to add significantly to our annual revenue.

We are focusing our efforts on 1) further penetration of markets with new products, including, but not limited to, the infectious disease products we are now offering, 2) marketing oral fluid drug tests in the employment market and 3) contract manufacturing opportunities; one of which started generating sales in the three months ended March 31, 2019.

Operating expenses continued to decline when comparing six and three months ended June 30, 2019 with the three and six months ended June 30, 2018. This is a result of our continued efforts to ensure that expenses are in line with revenue. In the year ended December 31, 2018, we consolidated job responsibilities in certain areas of the Company as a result of employee retirement and other departures; this consolidation enabled us to implement personnel reductions. We also continued to maintain a salary deferral program for our sole executive officer and another member of senior management throughout the quarter ended June 30, 2019. The salary deferral program consists of a 10% salary deferral for our Chief Executive Officer/Principal Financial Officer Melissa Waterhouse and our non-executive VP Operations. The salary deferral level was reduced from 20% as of October 1, 2018 given the length of time the deferral has been in place and the increasing balances on the deferred compensation. As of June 30, 2019, we had total deferred compensation owed to these two individuals in the amount of $183,000. As cash flow from operations allows, we intend to repay portions of the deferred compensation, however we did not make any payments on deferred compensation in the six months ended June 30, 2019 or the six months ended June 30, 2018. We expect the salary deferral program will continue for an undetermined period of time.

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

Results of operations for the six months ended June 30, 2019 compared to the six months ended June 30, 2018

NET SALES: Net sales for six months ended June 30, 2019 decreased 10.9%, when compared to net sales in the six months ended June 30, 2018. Decreased international sales, decreased government sales (due to the expiration of an account in the second quarter of 2018) and other decreased sales in various other markets were partially offset by increased contract manufacturing sales (due to a new contract manufacturing customer) and increased regional clinical sales.

GROSS PROFIT: Gross profit decreased to 32.5% of net sales in the six months ended June 30, 2019 from 38.3% of net sales in the six months ended June 30, 2018. The decline in gross profit stems primarily from the fact that decreased sales resulted in a decrease in the number of testing strips made and product assembled and packaged for shipment when comparing the two six-month periods. The majority of our labor and overhead costs are fixed. When revenues decline, fewer testing strips are produced; this results in a manufacturing inefficiency (i.e. less fixed overhead cost absorption and a higher amount being expensed through cost of goods). In addition, the low product prices from foreign manufacturers have required us to decrease pricing of our own products to be more competitive. And finally, the lower cost product alternative is generally sold at margins lower than our production margins. We have taken actions to adjust our production schedules to try to mitigate future inefficiencies and, we closely examine our gross profit margins on our manufactured products and the products we distribute.

Operating expenses decreased 13.8%, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Expenses in all operational areas of the Company decreased. More specifically:

Research and development (“R&D”)

R&D expense decreased 11.4% when comparing the six months ended June 30, 2019 with the six months ended June 30, 2018. Decreased FDA compliance costs (associated with timing of facility registration fees) were the primary reason for the decline in expenses along with a decrease in supplies and materials. All other expenses remained relatively consistent when comparing the two six-month periods. In the six months ended June 30, 2019, our R&D department primarily focused their efforts on the enhancement of our current products and the evaluation of potential contract manufacturing opportunities as well as the final product development of our new contract manufacturing customer.

Selling and marketing

Selling and marketing expense in the six months ended June 30, 2019 decreased 29.4% when compared to the six months ended June 30, 2018. Reductions in sales & marketing salaries, benefits and travel (due to decreased sales and marketing personnel) were the primary reasons for the decline. All other expenses remained relatively consistent when comparing the two six-month periods. In the six months ended June 30, 2019, we promoted additional products (through relationships with third parties) for the detection of alcohol, alternative sample options for drug testing (such as lab based oral fluid testing and hair testing), lower-cost alternatives for onsite drug testing and point of care products for infectious disease. The addition of these offerings did not result in increased selling and marketing expenses. Starting in June 2019, we also began our efforts to re-enter the employment market with oral fluid drug tests. We will continue to take all steps necessary to ensure selling and marketing expenditures are in line with sales.

General and administrative (“G&A”)

G&A expense decreased 7.3% in the six months ended June 30, 2019 when compared to G&A expense in the six months ended June 30, 2018. Decreased costs associated with administrative and quality assurance employees (due to fewer employees and/or the consolidation of job responsibilities), consultant fees, insurance costs, ISO certification fees (due to the timing of our ISO audit this year versus last year and the fact that 2018 was a recertification audit), were partially offset by increased warehouse salaries (as a result of reclassification of an employee’s salaries into warehouse due to dual function), QA supplies and materials, accounting fees, legal fees (associated with timing of activities in the ABMC vs. Bailey litigation), and fees related to patents. Share based payment expense also declined to $3,000 in the six months ended June 30, 2019 from $7,000 in the six months ended June 30, 2018.

Other income and expense: Other income and expense of $35,000 in the six months ended June 30, 2019 consisted of interest expense associated with our credit facilities (our line of credit and equipment loan with Crestmark Bank and our two loans with Cherokee Financial, LLC) offset by other income from proceeds for an insurance claim related to our New Jersey facility (a claim that resulted from actions of a service vendor) and a gain on an accrual for a contingent liability. Other income and expense of $(130,000) in the six months ended June 30, 2018 consisted of interest expense associated with our credit facilities (our line of credit and equipment loan with Crestmark Bank and our two loans with Cherokee Financial, LLC), offset by other income related to gains on certain liabilities and a small amount of interest income.

Results of operations for the three months ended June 30, 2019, compared to the three months ended June 30, 2018

NET SALES: Net sales for the three months ended June 30, 2019 decreased 10.4%, when compared to the three months ended June 30, 2018. Decreased international sales, decreased government sales (due to the expiration of an account in the second quarter of 2018) and other decreased sales in various other markets were partially offset by increased contract manufacturing sales (due to a new contract manufacturing customer) and increased regional government sales.

GROSS PROFIT: Gross profit decreased to 31.9% of net sales in the three months ended June 30, 2019, from 40.9% of net sales in the three months ended June 30, 2018. The decline in gross profit stems primarily from the fact that decreased sales resulted in a decrease in the number of testing strips made and product assembled and packaged for shipment when comparing the two three-month periods. The majority of our labor and overhead costs are fixed. When revenues decline, fewer testing strips are produced; this results in a manufacturing inefficiency (i.e. less fixed overhead cost absorption and a higher amount being expensed through cost of goods). In addition, the low product prices from foreign manufacturers have required us to decrease pricing of our own products to be more competitive. And finally, the lower cost product alternative is generally sold at margins lower than our production margins. We have taken actions to adjust our production schedules to try to mitigate future inefficiencies and, we closely examine our gross profit margins on our manufactured products and the products we distribute.

Operating expenses decreased 9.8% in the three months ended June 30, 2019 compared to the three months ended June 30, 2018. Selling and marketing and general and administrative expenses were nominally offset by increased expenses in research and development. More specifically:

Research and development (“R&D”)

R&D expense increased 5.3% when comparing the three months ended June 30, 2019 with the three months ended June 30, 2018. Slightly higher utility costs in our New Jersey facility were the primary reason for the slight increase in expense. All other expenses remained relatively consistent when comparing the two three-month periods. In the three months ended June 30, 2019, our R&D department primarily focused their efforts on the evaluation and development of potential contract manufacturing opportunities as well as maintenance of our current product lines.

Selling and marketing

Selling and marketing expense in the three months ended June 30, 2019 decreased 27.7% when compared to the three months ended June 30, 2018. Reductions in sales & marketing salaries, benefits and travel (due to decreased sales and marketing personnel) were the primary reasons for the decline. All other expenses remained relatively consistent when comparing the two three-month periods. In the three months ended June 30, 2019, we promoted additional products (through relationships with third parties) for the detection of alcohol, alternative sample options for drug testing (such as lab based oral fluid testing and hair testing), lower-cost alternatives for onsite drug testing and point of care products for infectious disease. The addition of these offerings did not result in increased selling and marketing expenses. Starting in June 2019, we also began our efforts to re-enter the employment market with oral fluid drug tests. We will continue to take all steps necessary to ensure selling and marketing expenditures are in line with sales.

General and administrative (“G&A”)

G&A expense decreased 2.9% in the three months ended June 30, 2019 when compared to G&A expense in the three months ended June 30, 2018. Decreased costs associated with administrative and quality assurance employees (due to fewer employees and/or the consolidation of job responsibilities), consultant fees, and insurance costs, were partially offset by increased legal fees (associated with timing of activities in the ABMC vs. Bailey litigation), ISO certification fees (due to the timing of our ISO audit this year versus last year), bank fees and warehouse salaries (as a result of reclassification of an employee’s salaries into warehouse due to dual function). Share based payment expense also declined to $1,000 in the three months ended June 30, 2019 from $3,000 in the three months ended June 30, 2018.

Other income and expense: Other income and expense of $101,000 in the three months ended June 30, 2019 consisted of interest expense associated with our credit facilities (our line of credit and equipment loan with Crestmark Bank and our two loans with Cherokee Financial, LLC) offset by other income from proceeds for an insurance claim related to our New Jersey facility (a claim that resulted from actions of a service vendor) and a gain on an accrued contingent liability. Other income and expense of $(71,000) in the three months ended June 30, 2018 consisted of interest expense associated with our credit facilities (our line of credit and equipment loan with Crestmark Bank and our two loans with Cherokee Financial, LLC), offset by other income related to gains on certain liabilities and a small amount of interest income.

Liquidity and Capital Resources as of June 30, 2019

Our cash requirements depend on numerous factors, including but not limited to manufacturing costs (such as raw materials, equipment, etc.), selling and marketing initiatives, product development activities, regulatory costs, legal costs, and effective management of inventory levels and production levels in response to sales history and forecasts. We expect to devote capital resources related to selling and marketing initiatives. We are examining other growth opportunities including strategic alliances. Given our current and historical cash position, such activities would need to be funded from the issuance of additional equity or additional credit borrowings, subject to market and other conditions. Our financial statements for the year ended December 31, 2018 were prepared assuming we will continue as a going concern.

On December 20, 2018, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Chaim Davis (the Chairman of our Board of Directors) and certain other accredited investors (altogether the “Investors”), under which we issued and sold to the Investors in a private placement (the “Private Placement”) 2,000,000 units (the “Units”). We closed on the Private Placement on December 24, 2018. Each Unit consists of one (1) share of the Company’s common stock, par value $0.01 per share (“Common Share”), at a price per Unit of $0.10 (the “Purchase Price”) for net proceeds of $200,000 as there were no expenses related to the Private Placement. We did not utilize a placement agent for the Private Placement. The net proceeds were used for working capital and general corporate purposes.

Our current cash balances, together with cash generated from future operations and amounts available under our credit facilities may not be sufficient to fund operations through August 2020. At June 30, 2019, we have negative Stockholders’ Equity of $419,000. Our loan and security agreement with Cherokee Financial, LLC expires on February 15, 2020 and our line of credit expires on June 22, 2020. Our 2019 Term Loan with Cherokee Financial LLC expires on February 15, 2020. As of June 30, 2019, all amounts due under our Loan and Security Agreement with Cherokee Financial, LLC were included in our short-term debt given the facility expires in less than 12 months. Although our line of credit has a maximum availability of $1,500,000, the amount available under our line of credit is much lower as it is based upon the balance of our accounts receivable and inventory. As of June 30, 2019, based on our availability calculation, there were no additional amounts available under our line of credit because we draw any balance available on a daily basis. If sales levels continue to decline, we will have reduced availability on our line of credit due to decreased accounts receivable balances. In addition, we would expect our inventory levels to continue to decrease if sales levels continue to decline further, which would result in further reduced availability on our line of credit. In addition to decreased inventory value, as a result of an amendment executed on June 25, 2018, the amount available under the inventory component of the line of credit was changed to 40% of eligible inventory plus up to 10% of Eligible Generic Packaging Components not to exceed the lesser of $250,000 (“Inventory Sub-Cap Limit”) or 100% of Eligible Accounts Receivable. In addition, starting July 1, 2018, the Inventory Sub-Cap Limit is being permanently reduced by $10,000 per month on the first day of each month until the Inventory Sub-Cap Limit is reduced to $0. Although this “staggered” reduction did not have a material immediate impact on our availability under the line of credit, it will eventually result in no availability under the line of credit related to inventory and the line of credit will be an accounts receivable based line only.

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

As of June 30, 2019, we had the following debt/credit facilities:

Facility	Debtor	Balance as of June 30, 2019
Loan and Security Agreement	Cherokee Financial, LLC	$900,000
Revolving Line of Credit	Crestmark Bank	$378,000
Equipment Loan	Crestmark Bank	$13,000
Term Loan	Cherokee Financial, LLC	$200,000
Total Debt		$1,491,000

Working Capital

At the end of the six months ended June 30, 2019, we are operating at a working capital deficit of $1,239,000; this is a greater than the working capital deficit of $212,000 reported for the year ended December 31, 2018. This increase in our working capital deficit was primarily a result of all amounts under our Loan and Security Agreement (with Cherokee Financial, LLC) being recorded as short term liability instead of a significant portion of the loan being recorded as a long-term liability (due to the upcoming expiration of the facility in February 2020). Decreased sales also continue to negatively impact our working capital. We have historically satisfied working capital requirements through cash from operations and bank debt.

Dividends

We have never paid any dividends on our common shares and anticipate that all future earnings, if any, will be retained for use in our business, and therefore, we do not anticipate paying any cash dividends.

Cash Flow, Outlook/Risk

We have taken steps (and will continue to take steps) to ensure that operating expenses and manufacturing costs remain in line with sales levels, however, we have been incurring increased costs related to litigation (although our ongoing litigation was settled on August 5, 2019 (see Note G – Subsequent Event), our line of credit (due to covenant non-compliance that has been previously waived by our lender) and other administrative requirements. We have consolidated job responsibilities in other areas of the Company and this enabled us to implement personnel reductions. In other efforts to reduce cash requirements, we have issued shares of restricted stock in lieu of cash. More specifically, we issued (1) 277,778 restricted shares of common stock to Landmark Pegasus, Inc. in connection with an extension of our Financial Advisory Agreement in June 2018, and (2) 135,228 restricted shares of common stock to our Chairman of the Board for his attendance at two meetings of our Board of Directors in 2018 and two meetings in the six months ended June 30, 2019 and (3) 200,000 restricted shares of common stock to Cherokee Financial, LLC in connection with our 2019 Term Loan. In addition, in December 2018, we closed on a private placement of 2,000,000 shares of our common stock resulting in net proceeds of $200,000.We expect to issue additional restricted shares of common stock for attendance at meetings of the Board of Directors if a director (or directors) choose(s) payment in shares in lieu of cash as their form of payment.

The continuous decline in sales results in lower cash balances and lower availability on our line of credit at times. Two large government accounts (one of which was in the year ended December 31, 2017 and the other in the year ended December 31, 2016) were lost due to alleged actions on the part of a former employee/consultant. These two accounts represented approximately $1,000,000 in annual sales to the Company (of which $718,000 impacted sales revenues in Fiscal 2018; when compared to Fiscal 2017). Also, in the early part of Fiscal 2018, we had another government contract expire and this contributed to the sales decline in the three and six months ended June 30, 2019 (when compared to the three and six months ended June 30, 2018). To address the declines, we are promoting new products and service offerings to diversify our revenue stream. These new products and services (through relationships with third parties) include products for the detection of alcohol, alternative sample options for drug testing (such as lab based oral fluid testing and hair testing) lower-cost alternatives for onsite drug testing and point of care products for infectious disease. In June 2019, we also commenced efforts to re-enter the employment market selling oral fluid drug tests since our Consent Decree was vacated in late May 2019. And finally, we are currently discussing a number of contract manufacturing opportunities with other entities; one of which started to generate sales in the six months ended June 30, 2019, which did partially offset the sales declines in other areas.

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

As of the date of this report, our credit facilities with Cherokee Financial, LLC have expiration dates of less than 12 months. Our total debt at June 30, 2019 with Cherokee Financial, LLC is $1,100,000. We do not expect cash from operations within the next 12 months to be sufficient to pay the amounts due under these credit facilities. We are currently in discussions with Cherokee Financial, LLC regarding a new facility that would refinance the amounts due under their current credit facilities or an extension of our current facility. Our line of credit facility with Crestmark Bank expires in June 2020. We have not had such discussions with Crestmark Bank; however, we would expect to begin discussions in the near future.

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
The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheet, (ii) Condensed Statements of Income (iii) Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN BIO MEDICA CORPORATION (Registrant)

Date: August 14, 2019	By:	/s/ Melissa A. Waterhouse
Melissa A. Waterhouse
Chief Executive Officer (Principal Executive Officer) Principal Financial Officer Principal Accounting Officer