Form 10-Q
period 2019-09-30
AMERICAN BIO MEDICA CORP
filed 2019-11-14
CIK 896747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filer ☐ Smaller reporting company ☒ Emerging growth company ☐

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

32,680,984 Common Shares as of November 14, 2019

American Bio Medica Corporation

Index to Quarterly Report on Form 10-Q
For the quarter ended September 30, 2019

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

American Bio Medica Corporation
Condensed Balance Sheets
	September 30,	December 31,
	2019	2018
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$15,000	$113,000
Accounts receivable, net of allowance for doubtful accounts of $34,000 at September 30, 2019 and $36,000 at December 31, 2018	492,000	452,000
Inventory, net of allowance of $286,000 at September 30, 2019 and $268,000 at December 31, 2018	890,000	1,019,000
Prepaid expenses and other current assets	24,000	29,000
Right of use asset – operating leases	12,000	0
Total current assets	1,433,000	1,613,000
Property, plant and equipment, net	663,000	718,000
Patents, net	118,000	123,000
Right of use asset – operating leases	11,000	0
Other assets	21,000	21,000
Total assets	$2,246,000	$2,475,000
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$606,000	$359,000
Accrued expenses and other current liabilities	534,000	449,000
Right of use liability – operating leases	12,000	0
Wages payable	136,000	278,000
Line of credit	431,000	502,000
Current portion of long-term debt, net of deferred finance costs	1,079,000	237,000
Total current liabilities	2,798,000	1,825,000
Long-term debt/other liabilities, net of current portion and deferred finance costs	0	796,000
Right of use liability – operating leases	11,000	0
Total liabilities	2,809,000	2,621,000
COMMITMENTS AND CONTINGENCIES
Stockholders' deficit:
Preferred stock; par value $.01 per share; 5,000,000 shares authorized, none issued and outstanding at September 30, 2019 and December 31, 2018	0	0
Common stock; par value $.01 per share; 50,000,000 shares authorized; 32,545,776 issued and outstanding at September 30, 2019 and 32,279,368 issued and outstanding at December 31, 2018	325,000	323,000
Additional paid-in capital	21,425,000	21,404,000
Accumulated deficit	(22,313,000)	(21,873,000)
Total stockholders’ deficit	(563,000)	(146,000)
Total liabilities and stockholders’ deficit	$2,246,000	$2,475,000
The accompanying notes are an integral part of the condensed financial statements

American Bio Medica Corporation
Condensed Statements of Operations
(Unaudited)
	For The Nine Months Ended
	September 30,
	2019	2018

Net sales	$2,775,000	$2,988,000

Cost of goods sold	1,805,000	1,815,000

Gross profit	970,000	1,173,000

Operating expenses:
Research and development	62,000	64,000
Selling and marketing	350,000	435,000
General and administrative	968,000	1,087,000
	1,380,000	1,586,000

Operating loss	(410,000)	(413,000)

Other income / (expense):
Interest expense	(200,000)	(217,000)
Interest Income	0	2,000
Other income, net	172,000	15,000
	(28,000)	(200,000)

Net loss before tax	(438,000)	(613,000)

Income tax expense	(2,000)	(2,000)

Net loss	$(440,000)	$(615,000)

Basic and diluted loss per common share	$(0.01)	$(0.02)

Weighted average number of shares outstanding – basic & diluted	32,479,123	30,001,598

The accompanying notes are an integral part of the condensed financial statements

American Bio Medica Corporation
Condensed Statements of Operations
(Unaudited)
	For The Three Months Ended
	September 30,
	2019	2018

Net sales	$895,000	$878,000

Cost of goods sold	536,000	514,000

Gross profit	359,000	364,000

Operating expenses:
Research and development	23,000	20,000
Selling and marketing	131,000	125,000
General and administrative	286,000	351,000
	440,000	496,000

Operating loss	(81,000)	(132,000)

Other income / (expense):
Interest expense	(66,000)	(71,000)
Other income, net	3,000	1,000
	(63,000)	(70,000)

Net loss before tax	(144,000)	(202,000)

Income tax benefit / (expense)	0	0

Net loss	$(144,000)	$(202,000)

Basic and diluted loss per common share	$(0.00)	$(0.01)

Weighted average number of shares outstanding – basic & diluted	32,545,776	30,241,313

The accompanying notes are an integral part of the condensed financial statements

American Bio Medica Corporation
Condensed Statements of Cash Flows
(Unaudited)
	For The Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(440,000)	$(615,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	61,000	61,000
Amortization of debt issuance costs	82,000	98,000
Allowance for doubtful accounts	(2,000)	3,000
Provision for slow moving and obsolete inventory	63,000	14,000
Share-based payment expense	4,000	8,000
Director fee paid with restricted stock	5,000	3,000
Changes in:
Accounts receivable	(38,000)	(202,000)
Inventory	66,000	209,000
Prepaid expenses and other current assets	11,000	51,000
Accounts payable	247,000	85,000
Accrued expenses and other current liabilities	78,000	114,000
Wages payable	(142,000)	0
Net cash used in operating activities	(5,000)	(171,000)

Cash flows from investing activities:
Patent application costs	0	(21,000)
Net cash used in investing activities	0	(21,000)

Cash flows from financing activities:
Proceeds from debt financing	62,000	150,000
Payments on debt financing	(85,000)	(84,000)
Proceeds from lines of credit	2,876,000	3,194,000
Payments on lines of credit	(2,946,000)	(3,045,000)
Net cash (used in) / provided by financing activities	(93,000)	215,000

Net change in cash and cash equivalents	(98,000)	23,000
Cash and cash equivalents - beginning of period	113,000	36,000
Cash and cash equivalents - end of period	$15,000	$59,000

Supplemental disclosures of cash flow information
Non-cash transactions
Consulting expense prepaid with restricted stock	$0	$24,000
Debt issuance cost paid with restricted stock	$14,000	$18,000
Director fee paid with restricted stock	$5,000	$3,000
Patent application costs	$0	$21,000
Cash paid during period for interest	$117,000	$118,000
Cash paid / ( received) during period for taxes	$2,000	$2,000
The accompanying notes are an integral part of the condensed financial statements

Notes to condensed financial statements (unaudited)

September 30, 2019

Note A - Basis of Reporting

The accompanying unaudited interim condensed financial statements of American Bio Medica Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. Accordingly, these unaudited interim condensed financial statements do not include all information and footnotes required by U.S. GAAP for complete financial statement presentation. These unaudited interim condensed financial statements should be read in conjunction with audited financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. In the opinion of management, the interim condensed financial statements include all normal, recurring adjustments which are considered necessary for a fair presentation of the financial position of the Company at September 30, 2019, and the results of operations for the three and nine month periods ended September 30, 2019 and September 30, 2018 and cash flows for the nine month periods ended September 30, 2019 and September 30, 2018.

Operating results for the nine months ended September 30, 2019 are not necessarily indicative of results that may be expected for the year ending December 31, 2019. Amounts at December 31, 2018 are derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

             During the nine months ended September 30, 2019, there were no significant changes to the Company’s critical accounting policies, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

These unaudited interim condensed financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. The independent registered public accounting firm’s report on the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, contained an explanatory paragraph regarding the Company’s ability to continue as a going concern. As of the date of this report, the Company’s current cash balances, together with cash generated from future operations and amounts available under the Company’s credit facilities may not be sufficient to fund operations through November 2020. The Company’s current line of credit matures on June 22, 2020. The maximum availability on the Company’s line of credit remains to be $1,500,000. However, the amount available under the Company’s line of credit is based upon the Company’s accounts receivable and inventory. As of September 30, 2019, based on the Company’s availability calculation, there were no additional amounts available under the Company’s line of credit because the Company draws any balance available on a daily basis. As of the date of this report, our credit facilities with Cherokee Financial, LLC have expiration dates of less than 12 months. Our total debt at September 30, 2019 with Cherokee Financial, LLC is $1,100,000. We do not expect cash from operations within the next 12 months to be sufficient to pay the amounts due under these credit facilities, which is due in full on February 15, 2020. We are continuing discussions with Cherokee Financial, LLC regarding a new facility that would refinance the amounts due under their current credit facilities or an extension of the current facility.

As discussed in more detail in “Cash Flow, Outlook/Risk”, if sales levels decline further, the Company will have reduced availability on its line of credit due to decreased accounts receivable balances. In addition, the Company’s inventory levels have been declining each consecutive quarter for some time (with the exception of the inventory level in the three months ended September 30, 2019 which, did increase from inventory levels in the three months ended June 30, 2019 due to manufacturing activities in response to orders). We are also reporting increased sales in the three months ended September 30, 2019 when compared to sales in the three months ended September 30, 2018. Regardless of the increased inventory and the increased sales just discussed, we would expect inventory levels to decrease if sales levels decline; and this would also result in reduced availability on the Company’s line of credit. In addition to this reduced availability, in June 2018, the Company’s line of credit was amended to reduce the maximum availability under the inventory component of the line of credit over the remaining term of the line of credit; until the availability under the inventory component of the line of credit is $0. While this will not result in a material impact to the Company’s availability all at once, it will ultimately remove availability related to the Company’s inventory under the line of credit. If availability under the Company’s line of credit is not sufficient to satisfy its working capital and capital expenditure requirements, the Company will be required to obtain additional credit facilities or sell additional equity securities, or delay capital expenditures, which could have a material adverse effect on the business. There is no assurance that such financing will be available or that the Company will be able to complete financing on satisfactory terms, if at all.

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

The Company adopted ASU 2016-02, ASU 2018-11, ASU 2018-20 and ASU 2019-01 in the First Quarter 2019. In reviewing the Company’s current leases, there are three operating leases that fall within the scope of the standard, as amended, a lease for a copier in the Company’s New York facility, a lease related to the Company’s New Jersey facility and a lease for a copier in the Company’s New Jersey facility (implemented September 2019). The Company is recognizing a lease liability and a right-of-use asset on its balance sheet related to these three leases.

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

Reclassifications

Certain items have been reclassified from the prior year to conform to the current year presentation.

Note B – Inventory

Inventory is comprised of the following:

	September 30, 2019	December 31, 2018
Raw Materials	$741,000	$778,000
Work In Process	183,000	184,000
Finished Goods	252,000	325,000
Allowance for slow moving and obsolete inventory	(286,000)	(268,000)
	$890,000	$1,019,000

Note C – Net Loss Per Common Share

             Basic net loss per common share is calculated by dividing the net loss by the weighted average number of outstanding common shares during the period. Diluted net loss per common share includes the weighted average dilutive effect of stock options and warrants. Potential common shares outstanding as of September 30, 2019 and 2018:

	September 30, 2019	September 30, 2018
Warrants	2,000,000	2,000,000
Options	2,252,000	2,222,000
	4,252,000	4,222,000

The number of securities not included in the diluted net loss per share for the three and nine months ended September 30, 2019 was 4,252,000, as their effect would have been anti-dilutive due to the net loss in each period.

The number of securities not included in the diluted net loss per share for the three and nine months ended September 30, 2018 was 4,222,000, as their effect would have been anti-dilutive due to the net loss in each period.

Note D – Litigation/Legal Matters

ABMC v. Todd Bailey

On August 5, 2019, the Company settled litigation with a former employee/consultant (Todd Bailey; a former Vice President, Sales & Marketing and sales consultant of the Company until December 23, 2016; hereinafter referred to as “Bailey”). The litigation was filed by the Company in the Northern District of New York in February 2017. The Company’s complaint sought damages related to profits and revenues that resulted from actions taken by the Defendant related to Company customers. The settlement also addressed a counter-claim filed by Bailey in October 2017 (filed originally in Minnesota but, transferred to the Norther District of New York in January 2019). Bailey was seeking deferred commissions in the amount of $164,000 that he alleged were owed to him by the Company. These amounts were originally deferred under a deferred compensation program initiated in 2013; a program in which Bailey was one of the participants. The Company believed the amount sought was not due to Bailey given the actions indicated in the Company’s litigation.

Under the settlement, both parties elected to resolve the litigation and settle any and all claims made within the litigation. Neither party admitted to any of the allegations contained within the ABMC v. Baily litigation (including any allegations made by Bailey in his counterclaim). Both parties also agreed to dismiss all claims made against each other.

Note E – Line of Credit and Debt

	September 30, 2019	December 31, 2018
Loan and Security Agreement with Cherokee Financial, LLC: 5 year note at a fixed annual interest rate of 8% plus a 1% annual oversight fee, interest only and oversight fee paid quarterly with first payment being made on May 15, 2015, annual principal reduction payment of $75,000 due each year beginning on February 15, 2016, with a final balloon payment being due on February 15, 2020. Loan is collateralized by a first security interest in building, land and property.	$900,000	$975,00
Crestmark Line of Credit: 3 year line of credit maturing on June 22, 2020 with interest payable at a variable rate based on WSJ Prime plus 3% with a floor or 5.25%; loan fee of 0.5% annually & monthly maintenance fee of 0.3% on actual loan balance from prior month. Early termination fee of 2% if terminated prior to natural expiration. Loan is collateralized by first security interest in receivables and inventory and the all-in interest rate as of the date of this report is 13.3%.	431,000	502,000
Crestmark Equipment Loan: 38 month equipment loan related to the purchase of manufacturing equipment, at an interest rate of WSJ Prime Rate plus 3%; or 7.75% as of the date of this report.	10,000	19,000
2018 Term Loan with Cherokee Financial LLC: 1 year note at an annual fixed interest rate of 12% paid quarterly in arrears with first interest payment being made on May 15, 2018 and a balloon payment being due on February 15, 2019. Loan was refinanced in February 2019.	0	150,000
2019 Term Loan with Cherokee Financial, LLC: 1 year note at an annual fixed interest rate of 18% paid quarterly in arrears with first interest payment being made on May 15, 2019 and a balloon payment being due on February 15, 2020.	200,000	0
July 2019 Term Loan with Chaim Davis, et al: Notes at an annual fixed interest rate of 7.5% paid monthly in arrears with the first payment being made on September 1, 2019 and the final payment being made on October 1, 2020.	13,000	0
	$1,554,000 (44,000)	$1,646,000 (111,000)
Less debt discount & issuance costs (Cherokee Financial LLC loans)	$1,510,000	$1,535,000
Total debt, net

Current portion	$1,510,000	$739,000
Long-term portion, net of current portion	$0	$796,000

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

The Company recognized $125,000 in interest expense related to the Cherokee LSA in the nine months ended September 30, 2019 (of which $70,000 is debt issuance cost amortization recorded as interest expense), and, $130,000 in interest expense related to the Cherokee LSA in the nine months ended September 30, 2018 (of which $70,000 is debt issuance cost amortization recorded as interest expense). The Company had $9,000 in accrued interest expense at September 30, 2019 and $13,000 in accrued interest expense at September 30, 2018.

The Company recognized $42,000 in interest expense related to the Cherokee LSA in the three months ended September 30, 2019 (of which $23,000 is debt issuance cost amortization recorded as interest expense) and, $43,000 in interest expense related to the Cherokee LSA in the three months ended September 30, 2018 (of which $23,000 is debt issuance cost amortization recorded as interest expense).

As of September 30, 2019, the balance on the Cherokee LSA was $900,000; however the discounted balance was $861,000. As of December 31, 2018, the balance on the Cherokee LSA was $975,000; however the discounted balance was $866,000.

LINE OF CREDIT WITH CRESTMARK BANK (“CRESTMARK”)

On June 29, 2015 (the “Closing Date”), the Company entered into a Loan and Security Agreement (“LSA”) with Crestmark related to a revolving line of credit (the “Crestmark LOC”). The Crestmark LOC is used for working capital and general corporate purposes and expires on June 22, 2020.

The Crestmark LOC provides the Company with a revolving line of credit up to $1,500,000 (“Maximum Amount”) with a minimum loan balance requirement of $500,000. At September 30, 2019, the Company did not meet this minimum loan balance requirement as our balance was $431,000. Under the LSA, Crestmark has the right to calculate interest on the minimum balance requirement rather than the actual balance on the Crestmark LOC. The Crestmark LOC is secured by a first security interest in the Company’s inventory, and receivables and security interest in all other assets of the Company (in accordance with permitted prior encumbrances).

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

So long as any obligations are due to Crestmark, the Company must comply with a minimum Tangible Net Worth (“TNW”) Covenant. As a result of an amendment executed in June 2019, the TNW covenant was reduced from $150,000 to $(600,000) as of June 30, 2019. TNW is still defined as: Total Assets less Total Liabilities less the sum of (i) the aggregate amount of non-trade accounts receivables, including accounts receivables from affiliated or related persons, (ii) prepaid expenses, (iii) deposits, (iv) net lease hold improvements, (v) goodwill and (vi) any other asset that would be treated as an intangible asset under GAAP; plus Subordinated Debt. Subordinated Debt means any and all indebtedness presently or in the future incurred by the Company to any creditor of the Company entering into a written subordination agreement with Crestmark. The Company was not in compliance with the TNW covenant at September 30, 2019 and with the exception of the quarter ended June 30, 2019; the Company has not been in compliance with prior TNW covenants since December 31, 2017. As of the date of this report, the Company is in the process of obtaining a waiver from Crestmark. Due to internal requirements within Crestmark, the waiver could not be obtained prior to the date of this report. The Company expects to be charged a fee of $5,000 for the receipt of this latest waiver (as this has been the fee charged for all prior waivers).

Interest on the Crestmark LOC is at a variable rate based on the Prime Rate plus 3% with a floor of 5.25%. As of September 30, 2019, the interest only rate on the Crestmark LOC was 8.00%; however, as of the date of this report, the interest only rate on the Crestmark LOC was 7.75% due to a decrease in the Prime Rate effective October 31, 2019. As of the date of this report, with all fees considered (the interest rate + an Annual Loan Fee of $7,500 + a monthly maintenance fee of 0.30% of the actual average monthly balance from the prior month), the interest rate on the Crestmark LOC was 13.3%.

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

The Company recognized $36,000 in interest expense related to the Crestmark LOC in the nine months ended September 30, 2019 ($0 of which is debt issuance cost amortization recorded as interest expense). The Company recognized $61,000 in interest expense related to the Crestmark LOC in the nine months ended September 30, 2018 (of which $15,000 is debt issuance cost amortization recorded as interest expense).

The Company recognized $11,000 in interest expense related to the Crestmark LOC in the three months ended September 30, 2019 (of which $0 is debt issuance cost amortization recorded as interest expense). The Company recognized $18,000 in interest expense related to the Crestmark LOC in the three months ended September 30, 2018 (of which $0 is debt issuance cost amortization recorded as interest expense).

Given the nature of the administration of the Crestmark LOC, at September 30, 2019, the Company had $0 in accrued interest expense related to the Crestmark Line of Credit, and there is $0 in additional availability under the Crestmark LOC.

As of September 30, 2019, the balance on the Crestmark LOC was $431,000, and as of December 31, 2018, the balance on the Crestmark LOC was $502,000.

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

The Company incurred $1,000 in interest expense in the nine months ended September 30, 2019 and $2,000 in interest expense in the nine months ended September 30, 2018 related to the Equipment Loan. The Company incurred less than $1,000 in interest expense in both the three months ended September 30, 2019 and September 30, 2018 related to the Equipment Loan. The balance on the Equipment Loan is $10,000 at September 30, 2019 and $19,000 at December 31, 2018.

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

The Company recognized $3,000 in interest expense related to the 2018 Cherokee Term Loan in the nine months ended September 30, 2019, (of which $2,000 was debt issuance cost amortization recorded as interest expense), and $24,000 in interest expense related to the Cherokee Term Loan in the nine months ended September 30, 2018 (of which $13,000 was debt issuance costs recorded as interest expense). The Company recognized $0 in interest expense related to the 2018 Cherokee Term Loan in the three months ended September 30, 2019 (as the 2018 Cherokee Term Loan was paid in full with the proceeds of the 2019 Cherokee Term Loan), and recognized $9,000 in interest expense related to the Cherokee Term Loan in the three months ended September 30, 2018 (of which $5,000 was debt issuance costs recorded as interest expense)

At September 30, 2019, the balance on the 2018 Cherokee Term Loan was $0, and at December 31, 2018, the balance on the 2018 Cherokee Term Loan was $150,000.

2019 TERM LOAN WITH CHEROKEE

On February 25, 2019 (the “Closing Date”), the Company entered into an agreement dated (and effective) February 13, 2019 (the “Agreement”) with Cherokee under which Cherokee provided the Company with a loan in the amount of $200,000 (the “2019 Cherokee Term Loan”). Gross proceeds of the 2019 Cherokee Term Loan were $200,000; $150,000 of which was used to satisfy the 2018 Cherokee Term Loan, $48,000 (which was used to pay a portion of the $75,000 principal reduction payment; with the remaining $27,000 being paid with cash on hand) and $2,000 which was used to pay Cherokee’s legal fees in connection with the financing.

The annual interest rate under the 2019 Cherokee Term Loan is 18% (fixed) paid quarterly in arrears with the first interest payment being made on May 15, 2019 and the latest interest payment being made in August 2019). The loan is required to be paid in full on February 15, 2020 unless paid off earlier (with no penalty) at the Company’s sole discretion. In connection with the 2019 Cherokee Term Loan, the Company issued 200,000 restricted shares of common stock to Cherokee in the three months ended March 31, 2019.

In the event of default, this includes, but is not limited to, the Company’s inability to make any payments due under the Agreement, Cherokee has the right to increase the interest rate on the financing to 20%, automatically add a delinquent payment penalty of $20,000 to the outstanding principal and the Company would be required to issue an additional 200,000 shares of restricted common stock.

The Company recognized $35,000 in interest expense related to the 2019 Cherokee Term Loan in the nine months ended September 30, 2019, (of which $11,000 is debt issuance cost amortization recorded as interest expense), and $0 in interest expense in the nine months ended September 30, 2018 (as the 2019 Cherokee Term Loan was not yet in place).

The Company recognized $13,000 in interest expense related to the 2019 Cherokee Term Loan in the three months ended September 30 2019 (of which $4,000 is debt issuance cost amortization recorded as interest expense), and $0 in interest expense in the three months ended September 30, 2018 (as the 2019 Cherokee Term Loan was not yet in place).

The Company had $5,000 in accrued interest related to the 2019 Cherokee Term Loan at September 30, 2019 and $0 in accrued interest expense (as the 2019 Cherokee Term Loan was not yet in place).

The balance on the 2019 Term Loan is $200,000 at September 30, 2019 (however, the discounted balance is $195,000), and $0 at December 31, 2018 (as the facility was not in place at December 31, 2018).

JULY 2019 TERM LOAN WITH CHAIM DAVIS, ET AL

On July 31, 2019, the Company entered into loan agreements with two (2) individuals, under which each individual provided the Company the sum of $7,000 (for a total of $14,000) to be used in connection with certain fees and/or expenses related legal matters of the Company (the “July 2019 Term Loan”). One of the individuals was our Chairman of the Board Chaim Davis. There were no expenses related to the July 2019 Term Loan. The first payment of principal and interest was due on September 1, 2019 and the last payment of principal and interest is due on October 1, 2020. The annual interest rate of the July 2019 Term Loan is fixed at 7.5% (which represented the WSJ Prime Rate +2.0%). The Company incurred minimal interest expense in the three and nine months ended September 30, 2019 and $0 in interest expense in the three and nine months ended September 30, 2018 (as the facility was not in place until July 2019). The balance on the July 2019 Term Loan was $13,000 at September 30, 2019, and $0 at December 31, 2018 (as the facility was not in place at December 31, 2018).

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

During the three months ended September 30, 2019 and September 30, 2018, the Company issued 0 options to purchase shares of stock.

Stock option activity for the nine months ended September 30, 2019 and September 30, 2018 is summarized as follows (the figures contained within the tables below have been rounded to the nearest thousand):

	Nine months ended September 30, 2019			Nine months ended September 30, 2018
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of September 30, 2019	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of September 30, 2018
Options outstanding at beginning of period	2,222,000	$0.13		2,147,000	$0.13
Granted	80,000	$0.07		80,000	$0.10
Exercised	0	NA		0	NA
Cancelled/expired	(50,000)	$0.20		(5,000)	$0.26
Options outstanding at end of period	2,252,000	$0.13	$1,000	2,222,000	$0.13	$3,000
Options exercisable at end of period	2,172,000	$0.13		2,142,000	$0.13

The Company recognized $4,000 in share based payment expense in the nine months ended September 30, 2019 and $8,000 in share based payment expense in the nine months ended September 30, 2018. The Company recognized $1,000 in share based payment expense in the three months ended September 30, 2019, and $2,000 in share based payment expense in the three months ended September 30, 2018. At September 30, 2019 there was approximately $3,000 of total unrecognized share based payment expense related to stock options. This cost is expected to be recognized over 8 months.

The following table summarizes weighted-average assumptions using the Black-Scholes option-pricing model used on the date of the grants issued during the nine months ended September 30, 2019 and September 30, 2018:

	Nine months ended
	2019	2018
Volatility	85%	79%
Expected term (years)	10 years	10 years
Risk-free interest rate	2.01%	2.90%
Dividend yield	0%	0%

Warrants

Warrant activity for the nine months ended September 30, 2019 and September 30, 2018 is summarized as follows:

	Nine months ended September 30, 2019			Nine months ended September 30, 2018
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of September 30, 2019	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of September 30, 2018
Warrants outstanding at beginning of period	2,000,000	$0.18		2,060,000	$0.18
Granted	0	NA		0	NA
Exercised	0	NA		0	NA
Cancelled/expired	0	NA		(60,000)	$0.18
Warrants outstanding at end of period	2,000,000	$0.18	None	2,000,000	$0.18	None
Warrants exercisable at end of period	2,000,000	$0.18		2,000,000	$0.18

In the nine months ended September 30, 2019 and September 30, 2018, the Company recognized $0 in debt issuance and deferred finance costs related to the issuance of the above warrants outstanding. In the three months ended September 30, 2019 and September 30, 2018, the Company recognized $0 in debt issuance and deferred finance costs related to the issuance of the above warrants. As of September 30, 2019, there was $0 of total unrecognized expense.

NOTE G - CHANGES IN STOCKHOLDERS’ EQUITY/ (DEFICIT)

The following table summarizes the changes in stockholders’ equity/(deficit) for the three and nine month periods ending September 30, 2019 and September 30, 2018:

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balance – December 31, 2018	32,279,368	$323,000	$21,404,000	$(21,873,000)	$(146,000)
Shares issued to Cherokee in connection with loan	200,000	2,000	12,000		14,000
Shares issued for board meeting attendance in lieu of cash	38,993	*	3,000		3,000
Share based payment expense			2,000		2,000
Net loss				(240,000)	(240,000)
Balance-March 31, 2019	32,518,361	$325,000	$21,421,000	$(22,113,000)	$(367,000)
Shares issued for board meeting attendance in lieu of cash	27,415	*	2,000		2,000
Share based payment expense			2,000		2,000
Net loss				(56,000)	(56,000)
Balance – June 30, 2019	32,545,776	$325,000	$21,425,000	$(22,169,000)	$(419,000)
Share based payment expense			*		*
Net loss				(144,000)	(144,000)
Balance – September 30, 2019	32,545,776	$325,000	$21,425,000	$(22,313,000)	$(563,000)

Balance – December 31, 2017	29,782,770	$298,000	$21,170,000	$(20,845,000)	$623,000
Shares issued to Cherokee in connection with loan	150,000	1,000	17,000		18,000
Share based payment expense			4,000		4,000
Net loss				(267,000)	(267,000)
Balance – March 31, 2018	$29,932,770	$299,000	$21,191,000	$(21,112,000)	$378,000
Shares issued for board meeting attendance in lieu of cash	33,784	1,000	3,000		4,000
Share based payment expense			2,000		2,000
Net loss				(146,000)	(146,000)
Balance – June 30, 2018	29,966,554	$300,000	$21,196,000	$(21,258,000)	$238,000
Shares issued to Landmark in connection with consulting agreement	277,778	2,000	22,000		24,000
Share based payment expense			2,000		2,000
Net loss				(202,000)	(202,000)
Balance – September 30, 2018	30,244,332	$302,000	$21,220,000	$(21,460,000)	$62,000

*Indicates less than $1,000

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

Overview/Plan of Operations

Sales in the nine months ended September 30, 2019 were negatively impacted by the price competitive nature of the markets in which we sell our drugs of abuse testing products. Products manufactured outside the United States continue to dominate one of our core markets, Government/Law Enforcement; for which most of the business is obtained via a bidding process that puts a tremendous amount of value on the cheapest price. We also continue to feel the impact of the loss of another government account in late 2017. This account did not impact the sales decline when comparing the nine months ended September 30, 2019 to the nine months ended September 30, 2018; however, we do believe that sales under this account would have continued to improve over time and for this reason, the loss of this account continues to negatively impact our ability to minimize declines and/or grow sales. And finally, one of our other government accounts expired in early 2018 (and the nine months ended September 30, 2018 did include sales from this account).

Starting in late 2018 and into 2019, we expanded our contract manufacturing operations with two (2) new customers. One of these customers started generating sales in the three months ended March 31, 2019 while the other customer started generating sales in the fourth quarter ending December 31, 2019.

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

In May 2019, our Consent Decree of Permanent Injunction (Consent Decree) with the U.S. Food and Drug Administration (FDA) was vacated and the case was closed. This action resolved a long-standing inability for us to market and sell oral fluid drug tests in the employment market. We are now allowed to sell oral fluid drugs tests in the employment and insurance markets under the limited exemption set forth by the FDA on July 11, 2017. We have been unable to sell oral fluid drug tests in the employment market since 2013 (although we have continued to sell OralStat in the U.S. forensic markets and in markets outside the United States). We are hopeful that gaining access to this market again will enable us to see near term revenue growth and in the longer-term, enable us to add significantly to our annual revenue; although revenue in the nine months ended September 30, 2019 is negligible.

We are focusing our efforts on 1) further penetration of markets with new products, including, but not limited to, the infectious disease products we are now offering, 2) marketing oral fluid drug tests in the employment market in the United State and sales of oral fluid drug tests outside the United States, and 3) further expanding our contract manufacturing business.

Operating expenses continued to decline when comparing nine and three months ended September 30, 2019 with the nine and three months ended September 30, 2018. This is a result of our continued efforts to ensure that expenses are in line with revenue. In the year ended December 31, 2018, we consolidated job responsibilities in certain areas of the Company as a result of employee retirement and other departures; this consolidation enabled us to implement personnel reductions. We also continued to maintain a salary deferral program for our sole executive officer and another member of senior management throughout the quarter ended September 30, 2019. The salary deferral program consists of a 10% salary deferral for our Chief Executive Officer/Principal Financial Officer Melissa Waterhouse and our non-executive VP Operations. The salary deferral level was reduced from 20% as of October 1, 2018 given the length of time the deferral has been in place and the increasing balances on the deferred compensation. As of September 30, 2019, we had total deferred compensation owed to these two individuals in the amount of $190,000. As cash flow from operations allows, we intend to repay portions of the deferred compensation, however we did not make any payments on deferred compensation in the nine months ended September 30, 2019 or the nine months ended September 30, 2018. We expect the salary deferral program will continue for an undetermined period of time.

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

Results of operations for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018

NET SALES: Net sales for the nine months ended September 30, 2019 decreased 7.1% when compared to net sales in the nine months ended September 30, 2018. The majority of the decline was due to $91,000 in lost government product sales due to the expiration of a contract with another government entity. International sales also contributed to the decline (although our sales in South America increased). In the Clinical market, sales also declined; however, there were also increased clinical sales to a number of our customers. These declines were partially offset by increased contract manufacturing sales (due to one of our new contract manufacturing customers).

GROSS PROFIT: Gross profit in the nine months ended September 30, 2019 decreased to 34.9% of net sales compared to 39.3% of net sales in the nine months ended September 30, 2018.

The decline in gross profit stems primarily from the fact that decreased sales resulted in a decrease in the number of testing strips made and product assembled and packaged for shipment when comparing the two nine-month periods. The majority of our labor and overhead costs are fixed. When revenues decline, fewer testing strips are produced; this results in a manufacturing inefficiency (i.e. less fixed overhead cost absorption and a higher amount being expensed through cost of goods). In addition, low product prices from foreign manufacturers have required us to decrease pricing of our own products to be more competitive. Finally, the lower cost product alternative is generally sold at margins lower than our production margins. We have taken actions to adjust our production schedules to try to mitigate future inefficiencies and we closely examine our gross profit margins on our manufactured products and the products we distribute.

OPERATING EXPENSES: Operating expenses decreased 13.0% in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Expenses in all operational areas of the Company decreased. More specifically:

Research and development (“R&D”)

R&D expense decreased 3.1% when comparing the nine months ended September 30, 2019 with the same period last year. Decreased FDA compliance costs were partially offset by increased utility costs and repairs and maintenance. All other expense remained relatively consistent. In the nine months ended September 30, 2019, our R&D department primarily focused their efforts on the enhancement of our current products and the evaluation of potential contract manufacturing opportunities as well as final product development of our new contract manufacturing customer.

Selling and marketing

Selling and marketing expense in the nine months ended September 30, 2019 decreased 19.5% when compared to the same period last year.

Reductions in sales & marketing salaries, benefits and travel (due to decreased sales and marketing personnel) and reduced trade show expense were the primary reasons for the decline. These reductions were nominally offset by increased advertising/promotional expense. All other expenses remained relatively consistent when comparing the two nine-month periods. In the nine months ended September 30, 2019, we promoted additional products (through relationships with third parties) for the detection of alcohol, alternative sample options for drug testing (such as lab based oral fluid testing and hair testing), lower-cost alternatives for onsite drug testing and point of care products for infectious disease. The addition of these offerings did not result in increased selling and marketing expenses. Starting in June 2019, we also began our efforts to re-enter the employment market with oral fluid drug tests. We will continue to take all steps necessary to ensure selling and marketing expenditures are in line with sales.

General and administrative (“G&A”)

G&A expense decreased 10.9% in the nine months ended September 30, 2019 when compared to the same period last year. Decreases in SEC report fees and investor relations expense (due to timing of charges for reporting), costs associated with administrative and quality assurance employees (due to fewer employees and/or the consolidation of job responsibilities), consultant fees, insurance costs, ISO certification fees (due to the timing of our ISO audit this year versus last year and the fact that 2018 was a recertification audit) and bank service fees, were partially offset by increased warehouse salaries (as a result of reclassification of an employee’s salaries into warehouse due to dual function), QA supplies and materials, accounting fees and legal fees (associated with timing of activities in the ABMC vs. Bailey litigation). Share based payment expense also declined to $4,000 in the nine months ended September 30, 2019 from $8,000 in the nine months ended September 30, 2018.

Other income and expense: Other expense of $28,000 in the nine months ended September 30, 2019 consisted of interest expense associated with our credit facilities, offset by other income from proceeds for an insurance claim related to our New Jersey facility (a claim that resulted from actions of a service vendor) and a gain on an accrual for a contingent liability. Other expense of $200,000 in the nine months ended September 30, 2018 consisted of interest expense associated with our credit facilities, offset by other income related to gains on certain liabilities and a small amount of interest income.

Results of operations for the three months ended September 30, 2019 compared to the three months ended September 30, 2018

NET SALES: Net sales for the three months ended September 30, 2019 increased 1.9% when compared to the three months ended September 30, 2018. Clinical sales increased (including sales to our lab partner) along with an increase in International sales (most of which is due to sales in South American countries); while government sales decreased (due to the expiration of the government account previously mentioned) along with decrease in contract manufacturing sales (which is purely due to timing as contract manufacturing sales increased year over year).

GROSS PROFIT: Gross profit remained relatively consistent at 40.1% of net sales in the three months ended September 30, 2019, compared to 41.5% of net sales in the three months ended September 30, 2018. Increased sales resulted in an increase in the number of testing strips made and product assembled and packaged for shipment when comparing the two three-month periods. This increase results in manufacturing efficiencies. However, these efficiencies were offset by increased material costs and some lower priced product sales. We will continue to adjust our production schedules to try to mitigate manufacturing inefficiencies and monitor manufacturing needs.

OPERATING EXPENSES: Operating expenses decreased 11.3% in the three months ended September 30, 2019, when compared to the three months ended September 30, 2018. Expenses in G&A decreased while expenses in selling and marketing and R&D increased. More specifically:

Research and development (“R&D”)

R&D expense increased 15.0% when comparing the three months ended September 30, 2019 with the three months ended September 30, 2018. Increased costs related to repairs and maintenance in our New Jersey facility was the primary reason for the increase. All other expense remained relatively consistent. In the three months ended September 30, 2019, our R&D department primarily focused their efforts on the evaluation and development of potential contract manufacturing opportunities as well as maintenance of our current product lines.

Selling and marketing

Selling and marketing expense in the three months ended September 30, 2019 increased 4.8%when compared to the three months ended September 30, 2018. Increased costs related to shipping and sales literature were offset by reductions in sales & marketing salaries, benefits and travel (due to decreased sales and marketing personnel). All other expenses were relatively consistent when comparing the two three-month periods. In the three months ended September 30, 2019, we promoted additional products (through relationships with third parties) for the detection of alcohol, alternative sample options for drug testing (such as lab based oral fluid testing and hair testing), lower-cost alternatives for onsite drug testing and point of care products for infectious disease. The addition of these offerings did not result in increased selling and marketing expenses. We also continued our efforts to re-enter the employment market with oral fluid drug tests. We will continue to take all steps necessary to ensure selling and marketing expenditures are in line with sales.

General and administrative (“G&A”)

G&A expense decreased 18.5% in the three months ended September 30, 2019 when compared to G&A expense in the three months ended September 30, 2018. Decreased costs associated with administrative and quality assurance employees (due to fewer employees and/or the consolidation of job responsibilities), consultant fees, insurance costs, patents and bank service fees were partially offset by increased warehouse salaries (as a result of the re-allocations of salaries due to a dual functioning employee) and legal fees (associated with timing of activities in the ABMC v. Bailey litigation). Share based payment expense declined slightly to $1,000 in the three months ended September 30, 2019 from $2,000 in the three months ended September 30, 2018. We do expect legal fees to decline now that the ABMC v. Bailey litigation has been settled. We also continue to monitor administrative needs to ensure they are appropriate.

Other income and expense: Other expense of $62,000 in the three months ended September 30, 2019 consisted of interest expense associated with our credit facilities offset by a small amount of interest income. Other expense of $70,000 in the three months ended September 30, 2018 also consisted of interest expense associated with our credit facilities offset by a small amount of interest income.

Liquidity and Capital Resources as of September 30, 2019

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

Our current cash balances, together with cash generated from future operations and amounts available under our credit facilities may not be sufficient to fund operations through November 2020. At September 30, 2019, we have negative Stockholders’ Equity of $563,000. Our loan and security agreement with Cherokee Financial, LLC expires on February 15, 2020 and our line of credit expires on June 22, 2020. Our 2019 Term Loan with Cherokee Financial LLC expires on February 15, 2020. As of September 30, 2019, all amounts due under our Loan and Security Agreement with Cherokee Financial, LLC were included in our short-term debt given the facility expires in less than 12 months. Although our line of credit has a maximum availability of $1,500,000, the amount available under our line of credit is much lower as it is based upon the balance of our accounts receivable and inventory. As of September 30, 2019, based on our availability calculation, there were no additional amounts available under our line of credit because we draw any balance available on a daily basis. If sales levels continue to decline, we will have reduced availability on our line of credit due to decreased accounts receivable balances. In addition, although inventory levels in the three months ended September 30, 2019 increased from the quarter ended June 30, 2019, we would expect our inventory levels to decrease if sales levels continue to decline further, which would result in further reduced availability on our line of credit. In addition to decreased inventory value, as a result of an amendment executed on June 25, 2018, the amount available under the inventory component of the line of credit was changed to 40% of eligible inventory plus up to 10% of Eligible Generic Packaging Components not to exceed the lesser of $250,000 (“Inventory Sub-Cap Limit”) or 100% of Eligible Accounts Receivable. In addition, starting July 1, 2018, the Inventory Sub-Cap Limit is being permanently reduced by $10,000 per month on the first day of each month until the Inventory Sub-Cap Limit is reduced to $0. Although this “staggered” reduction is not having a material immediate impact on our availability under the line of credit, it will eventually result in no availability under the line of credit related to inventory and the line of credit will be an accounts receivable based line only.

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

As of September 30, 2019, we had the following debt/credit facilities:

Facility	Debtor	Balance as of September 30, 2019
Loan and Security Agreement	Cherokee Financial, LLC	$900,000
Revolving Line of Credit	Crestmark Bank	$431,000
Equipment Loan	Crestmark Bank	$10,000
Term Loan	Cherokee Financial, LLC	$200,000
Term Loan	Individuals	$13,000
Total Debt		$1,554,000

Working Capital

At the end of the nine months ended September 30, 2019, we are operating at a working capital deficit of $1,365,000; this is a greater than the working capital deficit of $212,000 reported for the year ended December 31, 2018. This increase in our working capital deficit was primarily a result of all amounts under our Loan and Security Agreement (with Cherokee Financial, LLC) being recorded as short term liability instead of a significant portion of the loan being recorded as a long-term liability (due to the upcoming expiration of the facility in February 2020). Decreased sales also continue to negatively impact our working capital. We have historically satisfied working capital requirements through cash from operations and bank debt.

Dividends

We have never paid any dividends on our common shares and anticipate that all future earnings, if any, will be retained for use in our business, and therefore, we do not anticipate paying any cash dividends.

Cash Flow, Outlook/Risk

We will continue to take steps to ensure that operating expenses and manufacturing costs remain in line with sales levels, however, we have been incurring increased costs related to litigation (although our ongoing litigation was settled on August 5, 2019 so we expect our legal costs to decline significantly going forward), our line of credit (due to covenant non-compliance that has been previously waived by our lender) and other administrative requirements. We have consolidated job responsibilities in certain areas of the Company and this enabled us to implement personnel reductions. In other efforts to reduce cash requirements, we have issued shares of restricted stock in lieu of cash. More specifically, we issued (1) 277,778 restricted shares of common stock to Landmark Pegasus, Inc. in connection with an extension of our Financial Advisory Agreement in June 2018, and (2) 135,228 restricted shares of common stock to our Chairman of the Board for his attendance at two meetings of our Board of Directors in 2018 and two meetings in the nine months ended September 30, 2019 and (3) 200,000 restricted shares of common stock to Cherokee Financial, LLC in connection with our 2019 Term Loan. In addition, in December 2018, we closed on a private placement of 2,000,000 shares of our common stock resulting in net proceeds of $200,000. We expect to issue additional restricted shares of common stock for attendance at meetings of the Board of Directors if a director (or directors) choose(s) payment in shares in lieu of cash as their form of payment. In fact, we issued shares to all four (4) of our independent board members for their attendance at a meeting held in October 2019.

Sales declines result in lower cash balances and lower availability on our line of credit at times. The loss of a large government account in the fourth quarter of the year ended December 31, 2017 represented approximately $800,000 in annual sales to the Company (of which $718,000 impacted sales revenues in Fiscal 2018; when compared to Fiscal 2017). Also, in the early part of the year ended December 31, 2018, we had another government contract expire and this contributed to the sales decline in the three and nine months ended September 30, 2019 (when compared to the three and nine months ended September 30, 2018). To address the declines, we are promoting new products and service offerings to diversify our revenue stream. These new products and services (through relationships with third parties) include products for the detection of alcohol, alternative sample options for drug testing (such as lab based oral fluid testing and hair testing) lower-cost alternatives for onsite drug testing and point of care products for infectious disease. In June 2019, we also commenced efforts to re-enter the employment market selling oral fluid drug tests since our Consent Decree was vacated in late May 2019. And finally, we secured the business of two (2) new contract manufacturing customers, one of which generated sales in the nine months ended September 30, 2019, which did partially offset the sales declines in other areas. The other customer started generating sales in the fourth quarter of the year ending December 31, 2019.

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

We were not in compliance with the TNW covenant under our Crestmark LOC as of September 30, 2019. As of the date of this report, the Company is in the process of obtaining another waiver from Crestmark related to the TNW non-compliance for the three months ended September 30, 2019. Due to internal requirements within Crestmark, the waiver could not be obtained prior to the date of this report. The Company expects to be charged a fee of $5,000 for this waiver when it is received. A failure to comply with the TNW covenant under our Crestmark LOC (a failure that is not waived by Crestmark) could result in an event of default, which, if not cured, could result in the Company being required to pay much higher costs associated with the indebtedness. If we are forced to refinance our debt on less favorable terms, our results of operations and financial condition could be adversely affected by increased costs and rates. There is also no assurance that we could obtain alternative debt facilities. We may also be forced to pursue one or more alternative strategies, such as restructuring, selling assets, reducing or delaying capital expenditures or seeking additional equity capital. There can be no assurances that any of these strategies could be implemented on satisfactory terms, if at all.

As of the date of this report, our credit facilities with Cherokee Financial, LLC have expiration dates of less than 12 months. Our total debt at September 30, 2019 with Cherokee Financial, LLC is $1,100,000. We do not expect cash from operations within the next 12 months to be sufficient to pay the amounts due under these credit facilities. We are in discussions with Cherokee Financial, LLC regarding a new facility that would refinance the amounts due under their current credit facilities or an extension of our current facility. Our line of credit facility with Crestmark Bank expires in June 2020. We have had preliminary discussions with Crestmark and at this time they have indicated a willingness to extend our credit facility when it expires.

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

Item 1A. Risk Factors

There have been no material changes to our risk factors set forth in Part I, Item 1A, in our Annual Report on Form 10-K for the year ended December 31, 2018, with the exception of the update indicated in a Current Report on Form 8-K filed with the Commission on May 24, 2019.

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
The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheet, (ii) Condensed Statements of Income (iii) Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN BIO MEDICA CORPORATION

Date: November 14, 2019	By:	/s/ Melissa A. Waterhouse
Melissa A. Waterhouse
Chief Executive Officer (Principal Executive Officer) Principal Financial Officer Principal Accounting Officer