Form 10-K/A
period 2019-12-31
AMERICAN BIO MEDICA CORP
filed 2020-07-24
CIK 896747

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

As of July 24, 2020 the registrant had outstanding 35,953,476 Common Shares, $.01 par value.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”) of American Bio Medica Corporation (the “Company”) as filed with the Securities and Exchange Commission (the “SEC”) on June 26, 2020. We are filing this Amendment to amend Part III of the 2019 Form 10-K to include the information required by and not included in Part III of the 2019 Form 10-K because our definitive proxy statement has not been filed within 120 days of the end of the 2019 Fiscal Year.

In addition, the Exhibit Index in Item 15 of Part IV of the 2019 Form 10-K is hereby amended and restated in its entirety and currently dated certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to this Amendment. Because no financial statements are contained within this Amendment, we are not filing currently dated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the 2019 Form 10-K. The 2019 Form 10-K continues to speak as of the date of the 2019 Form 10-K, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the 2019 Form 10-K other than as expressly indicated in this Amendment

American Bio Medica Corporation

Index to Annual Report on Form 10-K
For the year ended December 31, 2019

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The current bylaws of the Company allow for a classified or staggered board. The Company’s Board of Directors is divided into three classes serving staggered terms. During the year ended December 31, 2019, the Company’s Board of Directors was fixed at five (5) members. On January 10, 2020, Diane Generous resigned from her position on the Board of Directors. Ms. Generous served as a Class II director and her term was set to expire in 2020. Upon Ms. Generous’s resignation, the Company’s Board of Directors was fixed at four (4) members.

Name	Age	Position(s) held	Director Since
Jean Neff	77	Director and Corporate Secretary	2008
Melissa A. Waterhouse	49	Chief Executive Officer, Principal Financial Officer and Director	2014
Chaim Davis	42	Director and Chairman of the Board	2017
Peter Jerome	51	Director	2018

The principal occupation and business experience during at least the last five years of the four current directors and Diane Generous (a member of the Board of Directors until January 10, 2010) is set forth below.

Jean Neff was appointed to our Board of Directors in February 2008 and, until her retirement in early 2014, she was the Sr. Vice President Mid-Atlantic Region of Solstas Lab Partners. She served as the Sr. Vice President of New Business Development of the Occupational Testing Services division of Laboratory Corporation of America, from 1991 until 2007. She received her B.S. in Biology from Mercer University. Ms. Neff provides decades of experience in administration, sales and management making her well qualified as a member of the Board.

Melissa A. Waterhouse joined the Company in 1997. Since that time she has held various management positions in Investor Relations, Marketing, Public Relations and Corporate Compliance. She served as our Corporate Secretary from September 2003 until her interim appointment as Chief Executive Officer and Chief Financial Officer in October 2013. In June 2014, Ms. Waterhouse was appointed as Chief Executive Officer, Principal Financial Officer and was appointed to the Board of Directors.

Chaim Davis was appointed to our Board of Director in June 2017 and was appointed as Chairman of the Board of Directors in March 2018. Since July 2005, Mr. Davis has been the Managing Member of Revach Group, LLC and general partner of Revach Fund L.P. (“Revach”), a sector-specific life science fund focusing on micro to mid cap companies, which he founded in 2005. He has also served as a consultant to other hedge funds including Gem Partners, KOM Capital Management and Maot Group. From 2013 until 2018, Mr. Davis served on the Board of Directors of Entera Bio (ENTX), a clinical stage biopharmaceutical company. Mr. Davis received his B.A. from Columbia University.

Peter Jerome was appointed to our Board of Directors in January 2018. Since February 2016, Mr. Jerome has been the Senior Director, Finance of Taconic Biosciences, Inc., a company that develops and produces animal research models for pharmaceutical and biotechnology companies worldwide. Prior to his position with Taconic Biosciences, Inc., Mr. Jeromeserved as the Chief Financial Officer for CMP Pharma, Inc., a niche pharmaceutical company and Chief Financial Officer for Tyratech, Inc., a life science company. Mr. Jerome received his B.S in accounting and computer information systems from Manhattan College and has been a certified public accountant since 1994.

Diane J. Generous was appointed to our Board of Directors in December 2014. Ms. Generous is the daughter of Edmund Jaskiewicz, our President and Chairman Emeritus. Ms. Generous is an attorney with over 25 years in strategic fundraising, development and advocacy communications. She received her JD from George Washington University and her BA in Economics from Duke University. Since January 2005, she has been a principal of Generous Associates, a consulting firm that provides political and non-profit strategies and fundraising services. Ms. Generous resigned from the Board of Directors on January 10, 2020.

Executive Officer

As of the date of this report and throughout the year ended December 31, 2019, our sole executive officer is Melissa A. Waterhouse. Edmund Jaskiewicz continues to serve as the President of the corporation, however, he is not in charge of any principal business unit, division or function within the company, and he does not perform any policy making function. Ms. Waterhouse also serves as a member of our Board of Directors and her biography can be found under the previous disclosure regarding director biographies.

Additional Senior Management

In addition to Ms. Waterhouse, the following table sets forth the names, ages, positions/offices held, the term of the positions/offices held of additional senior management. Douglas Casterlin retired from his position of Vice President, Operations in November 2019.

Name	Age	Position(s) held	Since
Scott D. Hutton, Ph.D.	63	Vice President, Sales & Marketing	2014
Lawrence Ferringo	44	Vice President, Manufacturing and Research	2019

Scott D. Hutton, Ph.D. re-joined us in 2014; however, he has over 10 years of service with ABMC. He was appointed as Director of Sales & Marketing in November 2014 and as Vice President of Sales and Marketing in November 2016. Dr. Hutton has 20 years of experience in the drug testing industry, and has negotiated numerous state contracts as well as contracts with Fortune 500 Companies. Prior to being in the drug testing industry, Dr. Hutton had over 15 years of law enforcement and corrections management experience.

Lawrence Ferringo was appointed to this position in November 2019. Mr. Ferringo joined the Company in 2006 and until his appointment to Vice President he served as our Director of Manufacturing and Research. Mr. Ferringo received his B.S. in Biology from Rowan University.

General Information related to the Board of Directors & Attendance at Meetings

The Board of Directors oversees our business and monitors the performance of our management. The Board of Directors does not involve itself in the day-to-day operations of the Company. Our executive officer and management oversee our day-to-day operations. Our directors fulfill their duties and responsibilities by attending regular meetings of the Board, which are typically held on a quarterly basis. Special meetings may be held from time to time to consider matters for which approval of the Board of Directors is desirable or is required by law. Our directors also discuss business and other matters with our key executive and our principal external advisors (legal counsel, independent auditors, and other consultants) when necessary. The Board of Directors also regularly communicates with executive management via teleconference.

The Board of Directors held three regular meetings during the year ended December 31, 2019. Each director attended 100% of the meetings of the Board of Directors in the year ended December 31, 2019.

Directors are expected to prepare themselves for and attend all meetings of the Board of Directors, Annual Meetings of Shareholders and the meetings of the committees on which they serve, with the understanding that on occasion a director may be unable to attend a meeting. Jean Neff was unable to attend our Annual Meeting of Shareholders held in June 2018.

Board Leadership Structure and Role in Risk Oversight

Board Leadership Structure

Over the last several years, the Company has had different individuals holding the positions of Chairman of the Board and Chief Executive Officer. The Board of Directors believes this structure is appropriate for the Company because it provides the Board of Directors with capable leadership and allows the Chief Executive Officer to focus on the day-to-day business of running the Company while the Chairman leads the Board of Directors. The independent directors meet in executive sessions in connection with regular meetings of the Board of Directors. Melissa Waterhouse serves as our Chief Executive Officer, and Chaim Davis serves as our Chairman of the Board.

Role in Risk Oversight

The role of our Board of Directors in our Company’s risk oversight process includes receiving regular reports from management on areas of material risk to our Company, including operational, financial, legal and regulatory, and strategic risks. The full Board of Directors (or the appropriate committee in the case of risks that are under the purview of a particular committee) receives these reports from either the Chief Executive Officer or from the member of management responsible for the function from which the risk arises so that it can understand and assess the Company’s ongoing risk identification, risk management and risk mitigation strategies. When a committee receives a report regarding a previously unidentified risk, the chairman of the relevant committee reports on the discussion to the full Board of Directors. This enables the Board of Directors and its committees to coordinate the risk oversight role and consult with management about implementation of appropriate risk management and mitigation measures. Our Board of Directors also administers its risk oversight function through the required approval by the Board (or a committee of the Board) of significant transactions and other material decisions, and regular periodic reports from the Company’s independent registered public accounting firm and other outside consultants regarding various areas of potential risk, including, among others, those relating to our internal controls and financial reporting.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who own more than ten percent (10%) of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater than ten percent (10%) shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of such forms furnished to the Company as of the date of this report, all executive officers and directors complied with all Section 16(a) requirements during the year ended December 31, 2019. We are unable to confirm that all ten percent (10%) beneficial holders complied with all Section 16(a) requirements during the year ended December 31, 2019.

CODE OF ETHICS

The Company has adopted a Code of Ethics that applies to all employees, including but not limited to the principal executive officer, principal financial officer, principal accounting officer or controller, or person performing similar functions. The Board of Directors will review the Code of Ethics on a regular basis and propose or adopt additions or amendments to the Code of Ethics as appropriate. A copy of the Company’s Code of Ethics can be found on its website located at www.abmc.com, under the section title “Corporate” and the subsection titled “Governance”. A copy of the Code of Ethics may also be obtained free of charge by sending a written request to American Bio Medica Corporation, Attention: Corporate Secretary, 122 Smith Road, Kinderhook, New York 12106.

Committees of the Board of Directors

The Board of Directors of the Company has established the following committees:

Nominating Committee

The Nominating Committee currently consists of three members, all of which the Board has determined are independent as defined by NASDAQ listing requirements and SEC rules and regulations. Throughout the year ended December 31, 2019, the Nominating Committee consisted of three members, Diane Generous, Jean Neff and Chaim Davis. Until her resignation on January 10, 2020, Ms. Generous served as the Committee Chair. As of the date of this report, the Nominating Committee consists of two (2) members, Jean Neff and Chaim Davis; neither Jean Neff nor Chaim Davis serves as the Chair given the small size of the committee.

The Nominating Committee is governed by a charter it has adopted. A copy of the Nominating Committee charter can be found on the Company’s website at www.abmc.com, under the section title “Corporate” and the subsection titled “Governance”. A copy can also be obtained free of charge by sending a written request to American Bio Medica Corporation, Attn: Corporate Secretary, 122 Smith Road, Kinderhook, New York 12106. There have been no material changes to the Nominating Committee Charter since it was last filed as an exhibit to the Company’s Proxy Statement filed on May 12, 2004.

The purpose of the Nominating Committee is to review, and make recommendations related to, qualified candidates for election to the Board of Directors. In carrying out these functions, the Nominating Committee considers a candidate’s mix of skills, experience, character, commitment and diversity of background, all in the context of the requirements of the Board of Directors at that point in time. Each candidate should be prepared to participate fully in activities of the Board of Directors, including attendance at, and active participation in, meetings of the Board of Directors, and not have other personal or professional commitments that would, in the Nominating Committee’s judgment, interfere with or limit such candidate’s ability to do so.

Additionally, in determining whether to recommend a director for re-election, the Nominating Committee considers the director’s record of attendance at Board of Directors and Committee meetings and participation in and contributions to the activities of the Board of Directors. The Nominating Committee has no stated specific, minimum qualifications that must be met by a candidate for a position on our Board of Directors. The Nominating Committee does, however, believe it appropriate for at least one member of the Board to meet the criteria for an “Audit Committee Financial Expert” as defined by SEC rules, and for a majority of the members of the Board to meet the definition of “independent director” within the meaning of applicable NASDAQ listing standards, even though such criteria may not be required by OTC Markets Group.

The Nominating Committee’s methods for identifying candidates for election to the Board of Directors (other than those proposed by the Company’s shareholders, as discussed below) include the solicitation of ideas for possible candidates from a number of sources, including: members of the Board of Directors, the Company’s executives, individuals personally known to the members of the Board of Directors and other research. The Nominating Committee also has authority to select and compensate a third-party search firm to help identify candidates, if it deems it advisable to do so. The Nominating Committee met one (1) time in the year ended December 31, 2019. All members of the Nominating Committee attended this meeting.

Audit Committee

The OTC Pink Marketplace does not have requirements related to audit committee composition or audit committee charters. Throughout the year ended December 31, 2019, the Audit Committee consisted of four (4) members, Peter Jerome, Diane Generous, Jean Neff and Chaim Davis. Upon the resignation of Diane Generous in January 2020 and as of the date of this report, the Audit Committee consists of three (3) members, all of which the Board has determined are independent directors (as independence is defined in NASDAQ Rule 5605(a)(2) of the NASDAQ listing standards, as applicable). Peter Jerome serves as the Chairman of the Audit Committee.

The Board of Directors has adopted an Audit Committee charter. A copy of the Audit Committee Charter can be found on the Company’s website at www.abmc.com, under the section title “Corporate” and the subsection titled “Governance”. A copy can also be obtained free of charge by sending a written request to American Bio Medica Corporation, Attn: Corporate Secretary, 122 Smith Road, Kinderhook, New York 12106. There have been no material changes to the Audit Committee Charter since it was last filed as an exhibit to the Company’s Proxy Statement filed on May 12, 2004.

This Committee makes recommendations to the Board of Directors with respect to the Company's financial statements and the appointment of independent auditors, reviews significant audit and accounting policies and practices, meets with the Company’s independent public accountants concerning, among other things, the scope of audits and reports, and reviews the performance of the overall accounting and financial controls of the Company. The Audit Committee formally met four times and informally met several times in the year ended December 31, 2019. The Audit Committee charter requires four (4) Audit Committee meetings per year. In the year ended December 31, 2019, Jean Neff attended 50% of the formal meetings and Diane Generous, Chaim Davis and Peter Jerome attended 100% of the formal meetings.

Audit Committee Financial Expert

At least one member of the Audit Committee must be financially sophisticated, in that he or she has past employment experience in finance or accounting, requisite certification in accounting, or other comparable experience or background which results in the individual’s financial sophistication, including but not limited to being or having been a chief executive officer, chief financial officer or other senior officer with financial oversight responsibilities. The individual must have an understanding of generally accepted accounting principles and financial statements, the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves, experience in preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues comparable to those issues raised by the Company’s financial statements, an understanding of internal control over financial reporting, and an understanding of audit committee functions. Such attributes would be acquired through education and experience as a principal accounting or financial officer, controller, public accountant or auditor or experience actively supervising such positions, or experience overseeing or assessing the performance of companies or public accountants with respect to the preparation, auditing, or evaluation of financial statements. Peter Jerome meets the requirements of a financial expert. Peter Jerome serves as the Chairman of the Audit Committee as of the date of this report.

Audit Committee Report

The Audit Committee reviews the Company’s financial reporting process on behalf of the Company’s Board of Directors. Management has the primary responsibility for the Company’s financial statements and the reporting process. The Company’s independent registered public accountants are responsible for expressing an opinion on the conformity of the Company’s audited financial statements to generally accepted accounting principles upon completion of their audit.

In this context, the Audit Committee reviewed and discussed with management and the independent public accountants the Company’s audited financial statements for the year ended December 31, 2019 (the “Audited Financial Statements”). The Audit Committee has discussed with the independent registered public accountants the matters required to be discussed by statement of Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol.1. AU section 380), as adopted by the Public Company Accounting Oversight Board in Rule 3200T. In addition, the Audit Committee has received the written disclosures and the letter from the independent registered public accountants required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent registered public accountant’s communications with the audit committee concerning independence, and has discussed with the independent registered public accountant the independent registered public accountant’s independence.

Based on reviews and discussions with the independent registered public accountants, the Audit Committee recommended to the Board of Directors that the Audited Financial Statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, for filing with the SEC.

The Audit Committee members do not serve as professional accountants or auditors and their functions are not intended to duplicate or to certify the activities of management and the independent auditors. The Committee serves a board-level oversight role where it receives information from, consults with and provides its views and directions to, management and the independent public accountants on the basis of the information it receives and the experience of its members in business, financial and accounting matters.

The Audit Committee

Peter Jerome, Chairman
Jean Neff
Diane J. Generous*
Chaim Davis

*Ms. Generous served on the Audit Committee until her resignation from the Board of Directors on January 10, 2020.

Communications with Directors and Committees

Shareholders may communicate with members of the Company’s Board of Directors and its Committees by writing to American Bio Medica Corporation, 122 Smith Road, Kinderhook, New York 12106, Attn: Corporate Secretary. The Corporate Secretary will disseminate the communication(s) to the appropriate individual(s).

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table sets forth for the years ended December 31, 2019 and December 31, 2018, the compensation paid by the Company to its principal executive officer (“PEO”) and also the “Named Executive Officer”. Ms. Waterhouse was the sole executive officer in both the years ended December 31, 2019 and December 31, 2018. There were no additional individuals for whom disclosure would have been provided but for the fact that the individuals were not serving as executive officers of the Company at year end December 31, 2019.

Name and principal position	Year Ended	Salary ($)	All Other Compensation ($)	Total ($)
Melissa A. Waterhouse	12/31/19	$144,000(2)	$25,475(3)	$169,475
Chief Executive Officer/Principal Financial Officer	12/31/18	$138,855(4)	$25,235(5)	$164,090

1)
There were no amounts paid to the named executive officer related to Bonuses, Option Awards, Stock Awards, Non-Equity Incentive Plan Compensation or Nonqualified Deferred Compensation Earnings; therefore, these columns of the table have been omitted.

2)
Ms. Waterhouse’s salary in the year ended December 31, 2019 was $160,000 under her employment contract; however in the year ended December 31, 2019, 10% of Ms. Waterhouse’s salary was deferred through December 31, 2019. As of December 31, 2019, the Company owed Ms. Waterhouse approximately $99,000 in deferred compensation. This amount is cumulative since the third quarter of the year ended December 31, 2013 when Ms. Waterhouse implemented the deferral program and also considers some payments that were made on the deferred compensation in years prior to the year ended December 31, 2018.

3)
Consists of $25,328 for health insurance premiums and $147 for premiums paid, by the Company for Ms. Waterhouse’s benefit, for long-term disability and life insurance, both of which are provided to all employees of the Company.

4)
Ms. Waterhouse’s salary in the year ended December 31, 2018 was $160,000 under her employment contract; however in the year ended December 31, 2018, 20% of Ms. Waterhouse’s salary was deferred through September 30, 2018 and 10% of her salary was deferred from October 1, 2018 through December 31, 2018. As December 31, 2018, the Company owed Ms. Waterhouse approximately $83,000 in deferred compensation.

5)
Consists of $25,087 for health insurance premiums and $148 for premiums paid, by the Company for Ms. Waterhouse’s benefit, for long-term disability and life insurance, both of which are provided to all employees of the Company.

Narrative Disclosure Related to Summary Compensation

Melissa A. Waterhouse, Chief Executive Officer (PEO)/Principal Financial Officer

Ms. Waterhouse entered into an employment agreement with the Company on June 19, 2014 providing for an annual salary of $160,000, health and dental benefits and participation in any management bonus program adopted by the Company. Ms. Waterhouse’s employment agreement has severance and change in control provisions. Under the agreement, termination from the Company for any reason other than cause results in severance being paid to Ms. Waterhouse. Such severance equals twelve (12) months of Ms. Waterhouse’s base salary at the time of separation, with continuation of all medical benefits during the twelve-month period at the Company’s expense. Additionally, under the employment agreement, Ms. Waterhouse may resign her position and elect to exercise the severance provision at her option under the following circumstances:

1)
If she is required to relocate by the Company or its Board of Directors more than 50 miles from the Company’s New York corporate facility as a condition of continued employment; or

2)
If there is a substantial change in the responsibilities normally assumed by a Chief Executive Officer or Principal Financial Officer at the direction of the Board of Directors.

In addition, the Company provides Ms. Waterhouse with the same benefits offered to other employees, including long-term disability and life insurance, at the Company’s expense. Ms. Waterhouse’s employment agreement also contains a change in control provision which gives Ms. Waterhouse the option to resign and receive a lump sum severance payment equal to two (2) times her annual base salary at the time of the change in control, which option must be exercised within ten (10) days following the change in control.

COMPENSATION OF DIRECTORS

DIRECTOR COMPENSATION(1)

Name	Fees Earned or Paid in Cash ($)(2)	Option Awards ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Diane J. Generous	$5,000(3)	$1,165(4)	$3,250(5)	$0	$9,415
Jean Neff	$2,500(6)	$1,165(4)	$2,000(7)	$0	$5,665
Chaim Davis	$0(8)	$1,165(4)	$8,500(9)	$0	$9,665
Peter Jerome	$5,000(3)	$1,165(4)	$3,250(5)	$0	$9,415

1)
There were no Non-Equity Incentive Plan Compensation, or Non-Qualified Deferred Compensation Earnings issued or earned by members of the Board of Directors in the year ended December 31, 2018. These columns have been omitted.

2)
This figure does not include any reimbursed out-of-pocket expenses related to a Director’s attendance at a meeting of the Board of Directors or committee of the Board of Directors.

3)
Includes fees paid in cash for attendance of two regularly scheduled, in person meetings of the Board of Directors.

4)
The aggregate grant date fair value of an option to purchase 20,000 common shares, computed in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 718 was $0.0582, and the value of the options totaled $1,165. The fair value of the stock option grant issued was estimated utilizing the Black-Scholes option-pricing model using the following weighted average assumptions: dividend yield of 0%; risk-free interest rate of 2.01%; expected life of 10 years; and stock price volatility of 84.7%.

5)
Payment in restricted stock in lieu of cash for attendance at one regularly scheduled, in-person meeting of the Board of Directors. The fair value of the restricted shares was computed in accordance with FASB ASC Topic 718 as full value awards using the volume weighted average price (VWAP) for the ten days preceding the meeting date to determine the value of the shares issued.

6)
Includes fees paid in cash for telephonic attendance of two regularly scheduled, in person meetings of the Board of Directors.

7)
Payment in restricted stock in lieu of cash for telephonic attendance at one regularly scheduled, in-person meeting of the Board of Directors. The fair value of the restricted shares was computed in accordance with FASB ASC Topic 718 as full value awards using the volume weighted average price (VWAP) for the ten days preceding the meeting date to determine the value of the shares issued.

8)
Mr. Davis received all of his board meeting attendance fees in restricted common shares in lieu of cash.

9)
Payment in restricted stock in lieu of cash for attendance at three regularly scheduled, in-person meeting of the Board of Directors; one of which was attended telephonically by Mr. Davis. The fair value of the restricted shares was computed in accordance with FASB ASC Topic 718 as full value awards using the volume weighted average price (VWAP) for the ten days preceding each meeting date to determine the value of the shares issued.

NOTE: Melissa A. Waterhouse does not receive any compensation for her services as a member of the Board of Directors, or her attendance at meetings of the Board of Directors.

Narrative to Director Compensation Table

Throughout the year ended December 31, 2019, directors who are not employees (“Non-Employee Directors”) of the Company received a fee of $2,500 per meeting for attending meetings of the Board of Directors in person and were reimbursed for out-of-pocket expenses submitted in connection with attending such meetings. Members who attended in person meetings of the Board of Directors telephonically received 50% of this compensation, or $1,250. Three regular in-person meetings were held during the year ended December 31, 2019. However, the board informally met telephonically several times throughout the year ended December 31, 2019.

Non-Employee board members are not paid for their attendance at Committee meetings of the Board of Directors; however, Non-Employee Directors are reimbursed for any out of pocket expenses they may incur in attending telephonic meetings of the Board of Directors or meetings of the Committees of the Board of Directors.

On March 22, 2018, the Non-Employee Directors agreed, and the Board of Directors therefore resolved, to offer a director compensation structure for attendance at meetings of the Board of Directors that would consist of payment in cash only, restricted common shares of Company stock or a combination of both; solely at the option of the Non-Employee director. On October 10, 2019, all members of the Board of Directors agreed to only be paid restricted shares in lieu of cash for the following twelve months. In the year ended December 31, 2019, Chaim Davis was paid all of this board meeting attendance fees in shares of restricted stock in lieu of cash. Members Jean Neff and Peter Jerome (along with Diane Generous until her resignation on January 10, 2020) were paid for attendance of two board meetings in cash and the final meeting in the year ended December 31, 2019 in restricted shares of common stock in lieu of cash.

No member of the Board of Directors has a compensation arrangement that differs from those of other members of the Board of Directors.

Compensation and Option Committees

The Compensation Committee makes recommendations to the Board of Directors relating to salaries, bonuses and other compensation and benefits of executive officers, and reviews and advises management regarding benefits and other terms and conditions of compensation of management. The Compensation Committee is also responsible for reviewing the outcome of the shareholder advisory vote on executive compensation. The Company’s Option Committee is a sub-committee of the Compensation Committee and administers the Company's stock option plans. The Compensation Committee does not have a charter. The Compensation Committee formally met one time in the year ended December 31, 2019. All members attended the formal meeting.

 Throughout the year ended December 31, 2019, the Compensation Committee consisted of three members, Diane Generous, Jean Neff and Chaim Davis. Upon the resignation of Diane Generous in January 2020 and as of the date of this report, the Compensation Committee consists of two members, both of which the Board has determined are independent directors (as independence is defined in NASDAQ Rule 5605(a)(2) of the NASDAQ listing standards, as applicable). Jean Neff serves as the Chairperson of the Compensation Committee.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee during the year ended December 31, 2019 served as an officer or employee of the Company or had any relationship requiring disclosure by the Company (except that Diane J. Generous is the daughter of the former Chairman of our Board of Directors and President of the Corporation, Edmund Jaskiewicz).

COMPENSATION COMMITTEE REPORT

The compensation of the Company’s sole executive officer; its chief financial officer/principal financial officer, is recommended for determination to the Board of Directors by the Compensation Committee. In addition to recommending the executive salaries and bonus arrangements, the Compensation Committee recommends policies and guidelines for the determination of other benefits by the Board of Directors.

General. Compensation of the Company’s executive officers is intended to attract, retain and reward persons who are essential to the corporate enterprise. The fundamental policy of the Company's executive compensation program is to offer competitive compensation to executive officers that appropriately rewards the individual executive officer’s contribution to corporate performance. Compensation is determined primarily by reference to compensation packages for similarly situated executive officers of companies of similar size or in comparable lines of business with which the Company expects to compete for executive officer talent and with reference to the revenues, gross profits and other financial criteria of the Company. In establishing base salaries, the Committee also assesses subjective qualitative factors to discern a particular executive officer’s relative value to the corporate enterprise. The Compensation Committee utilizes subjective criteria for evaluation of individual performance and relies substantially on the executive officers in doing so. The Committee focuses on two primary components of the Company’s executive officer compensation program, each of which is intended to reflect individual and corporate performance: base salary compensation and bonus program based upon profitability of the Company.

Cash Compensation. Executive officers’ base salaries are determined primarily by reference to compensation packages for similarly situated executive officers of companies of similar size or in comparable lines of business with which the Company expects to compete for executive officer talent and with reference to the revenues, gross profits and other financial criteria of the Company. In accordance with these criteria, the salary of the Chief Executive Officer/Principal Financial Officer was established in her employment agreement. The employment agreement of the Chief Executive Officer/Principal Financial Officer was filed as an exhibit to the Current Report on Form 8-K filed with the SEC on June 24, 2014.

Bonus Programs. The Company does not currently have any bonus programs in place. In the past, the Company has implemented bonus programs in which executive officers, senior management and certain mid-level managers were eligible to participate. There have not been bonuses paid to anyone in the Company under any bonus plans, including the named executive officer for more than 10 years. The Company continues to evaluate additional bonus programs to compensate its executive officers, senior management and mid-level managers. Any future bonus programs are expected to be based upon the Company’s sales and profitability and/or the market value of the Company’s securities. The Company may also adopt other ad hoc bonus programs as appropriate to provide incentives for particular officers or management employees to meet specific goals.

Stock Options. The Company does utilize stock options as a form of long-term incentive compensation. The Company has no plans to widely issue stock options but, will reserve the issuance of stock options for special circumstances.

In reviewing and approving the Chief Executive Officer’s compensation for the year ended December 31, 2019, the Board did not retain a compensation consultant. The Board of Directors considered the same criteria detailed herein with respect to executive officers in general and determined Melissa A. Waterhouse’s compensation.

THE COMPENSATION COMMITTEE
Jean Neff, Chair
Diane J. Generous*
Chaim Davis
*Ms. Generous served on the Compensation Committee until her resignation from the Board of Directors on January 10, 2020.

ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this item is contained within Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities in the Annual Report on Form 10-K filed with the SEC on June 26, 2020.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning the outstanding equity awards of the Named Executive Officer at year-end December 31, 2019:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS(1)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(2)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Melissa A. Waterhouse	25,000	0	$0.09	12/31/20
Chief Executive Officer (PEO)	25,000	0	$0.26	02/21/23
Principal Financial Officer	200,000	0	$0.14	06/25/23
	250,000	0	$0.12	06/29/25
	750,000	0	$0.11	01/29/26

1)
No Stock Awards were outstanding for the Named Executive Officer in the year ended December 31, 2019, and therefore the Stock Awards portion of the table has been omitted. Furthermore, because there were no Equity Incentive Plan Awards outstanding for the Named Executive Officer, this column was omitted as well.

2)
Includes options that are exercisable within 60 days of July 24, 2020.

Information Related to Non-Employee Director Stock Options Outstanding as of December 31, 2019

Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price($)	Option Expiration Date
Diane J. Generous	20,000	0	$0.12	06/19/25
	20,000	0	$0.15	06/24/26
	20,000	0	$0.13	06/15/27
	20,000	0	$0.10	06/21/28
	20,000	0	$0.07	06/20/29
Jean Neff	20,000	0	$0.12	06/19/24
	20,000	0	$0.12	06/19/25
	20,000	0	$0.15	06/24/26
	20,000	0	$0.13	06/15/27
	20,000	0	$0.10	06/21/28
	20,000	0	$0.07	06/20/29
Chaim Davis	50,000(2)	0	$0.18	04/23/23
	20,000	0	$0.10	06/21/28
	20,000	0	$0.07	06/20/29
Peter Jerome	20,000	0	$0.10	06/21/28
	20,000	0	$0.07	06/20/29

1)
Includes options exercisable within 60 days of July 24, 2020, or as of September 24, 2020.

2)
The option grant issued to Mr. Davis was granted on April 26, 2013 (prior to his appointment to the Board of Directors) in connection with consulting services provided to the Company. The option vested over 2 years in equal installments and was fully vested as of April 26, 2015.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of July 24, 2020 there were 35,953,476 common shares outstanding. The following table sets forth, as of July 24, 2020, the beneficial ownership of the Company's common shares by (i) each director, (ii) each nominee for director, (iii) the Named Executive Officer, (iv) all directors and executive officers of the Company as a group, and (v) each shareholder, known to management of the Company, to beneficially own more than five percent (5%) of the outstanding common shares.

The number and percentage of shares beneficially owned is determined under the rules of the United States Securities and Exchange Commission (“SEC”), and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within sixty (60) days after July 24, 2020 through the exercise of any stock option, exchange of exchangeable shares or other right. Unless otherwise indicated, each person has sole voting and investment power (or shares such powers with his or her spouse) with respect to the shares shown as beneficially owned. Unless otherwise noted, the address of each person is c/o American Bio Medica Corporation, 122 Smith Road, Kinderhook, New York 12106.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Chaim Davis	3,309,047(1)	9.18%
Common	Melissa A. Waterhouse	1,250,000(2)	3.36%
Common	Jean Neff	186,226(3)	*
Common	Peter Jerome	120,610(4)	*
Common	Directors and Executive Officers as a group (5 persons)	4,865,883(5)	12.99%
Common	MP Biomedicals LLC	4,738,601(6)	13.18%
Common	John J. Moroney	2,481,608(7)	6.90%
Common	Stuart Sternberg	2,428,671(8)	6.76%

*
Less than one percent (1%).

(1) Includes 215,838 shares issued to Chaim Davis in connection with his attendance at meetings of our Board of Directors in the years ended December 31, 2018 and December 31, 2019 and meetings of our Board of Directors (as of the date of this report) held in the year ending December 31, 2020, as well as 2,978,486 shares in the name of Revach Fund, LP. (Chaim Davis is a managing member of Revach Group, LLC which operates as the general partner of the Revach Fund, LP). Also includes 24,723 shares held by Mr. Davis directly prior to his appointment to our Board of Directors and 90,000 common shares subject to stock options exercisable within 60 days of July 24, 2020.

(2) Includes 1,250,000 common shares subject to stock options exercisable within 60 days of July 24, 2020.

(3) Includes 66,226 shares issued to Jean Neff in connection with her attendance at meetings of our Board of Directors in the year ended December 31, 2019 and meetings of our Board of Directors (as of the date of this report) held in the year ending December 31, 2020, as well as 120,000 common shares subject to stock options exercisable within 60 days of July 24, 2020.

(4) Includes 80,610 shares issued to Peter Jerome in connection with his attendance at meetings of our Board of Directors in the year ended December 31, 2019 and meetings of our Board of Directors (as of the date of this report) held in the year ending December 31, 2020, as well as 40,000 common shares subject to stock options exercisable within 60 days of July 24, 2020.

(5) Includes an aggregate of 1,500,000 common shares subject to stock options exercisable within 60 days of July 24, 2020.

(6) Information based on the last Section 16(a) filing made by MP Biomedicals LLC on December 22, 2015. The last known address for MP Biomedical LLC is 3 Hutton Centre Drive, Suite 100, Santa Ana, California 92707.

(7) Information based on last Schedule 13G/A filed by John J. Moroney, a principal of Landmark Pegasus, Inc. on April 27, 2020. The address for Mr. Moroney (indicated on the Schedule 13G/A) is 118 Pegasus Drive, Jupiter, FL 33477.

(8) Information based on the last Schedule 16G filed by Stuart Sternberg on June 24, 2020. The address for Mr. Sternberg (indicated on the Schedule 13G) is 85 Bellevue Avenue, Rye NY 10580.

Note: Diane Generous resigned from the Board of Directors on January 10, 2020. Given this, the Company cannot confirm the beneficial ownership of Ms. Generous as of the date of this report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company, through its Board of Directors, attempts to review all related party transactions to ensure fairness to the Company and proper disclosure under SEC rules. Additionally, the Board of Directors conducts annual reviews of each director to determine such director’s independence. We also require our executive officers and directors to complete a questionnaire that is intended to identify transactions or potential transactions that require disclosure under SEC rules or create a potential conflict of interest. Furthermore, our Code of Ethics contains provisions related to actual or apparent conflicts of interest between personal and professional relationships. A copy of the Company’s Code of Ethics can be found on its website located at www.abmc.com as noted under “Code of Ethics”.

Independent Directors

Our common shares are currently trading on the OTC Markets, Inc., under their OTC Pink Open Marketplace. The OTC Pink Marketplace offers trading in a wide range of equities through any broker. Through the year ended December 31, 2019, were classified as an OTC Pink company with “current information”. Companies with this designation follow the International Reporting Standard and make their filings publicly.

Due to the global Covid-19 pandemic, we were late in filing our Annual Report on Form 10-K for the year ended December 31, 2019 (it was filed on June 26, 2020) and we are also late in filing our Form 10-Q for the period ended March 31, 2020 (it has not yet been filed as of the date of this report). We are making every effort to become current with our periodic reporting requirements so we can once again attain the designation of being “current” in our reporting requirements.

Although the OTC Pink Marketplace does not have requirements related to director independence, we use NASDAQ’s listing standards and SEC rules and regulations to determine the independence of our directors.

For a director to be independent under NASDAQ listing standards, the director must be a person other than an executive officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Under NASDAQ’s listing standards, a “Family Member” means a person’s spouse, parents, children and siblings, whether by blood, marriage or adoption, or anyone residing in such person’s home. The following persons cannot be considered independent:

●
a director who is, or at any time during the past three (3) years was, employed by the Company;
●
a director who accepted or who has a Family Member who accepted any compensation from the Company in excess of $120,000 during any period of twelve (12) consecutive months within the three (3) years preceding the determination of independence, other than the following: (i) compensation for board or board committee service; (ii) compensation paid to a Family Member who is an employee (other than an executive officer) of the Company; or (iii) benefits under a tax-qualified retirement plan, or non-discretionary compensation.

In addition to the requirements stated above, audit committee members are also subject to additional, more stringent independence requirements under NASDAQ listing standards and SEC rules, which disqualify:

●
a director who is a Family Member of an individual who is, or at any time during the past three (3) years was, employed by the Company as an executive officer;
●
a director who is, or has a Family Member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which the Company made, or from which the Company received, payments for property or services in the current or any of the past three (3) fiscal years that exceed 5% of the recipient’s consolidated gross revenues for that year, or $200,000, whichever is more, other than the following: (i) payments arising solely from investments in the Company’s securities; or (ii) payments under non-discretionary charitable contribution matching programs;
●
a director of the Company who is, or has a Family Member who is, employed as an executive officer of another entity where at any time during the past three (3) years any of the executive officers of the Company serve on the compensation committee of such other entity; or
●
a director who is, or has a Family Member who is, a current partner of the Company’s outside auditor, or was a partner or employee of the Company’s outside auditor who worked on the Company’s audit at any time during any of the past three (3) years.

Furthermore, in addition to the independence requirements discussed above, independent Audit Committee members may not, other than in their capacity as a member of the Audit Committee, the Board of Directors or any other board committee:

●
accept, directly or indirectly, any consulting, advisory, or other compensatory fees from the Company other than for services as a board member; or
●
be an affiliated person of the Company.

The Board of Directors has determined that Jean Neff Chaim Davis, Peter Jerome (and Diane Generous up until her resignation on January 10, 2020) are/were independent directors under NASDAQ’s listing standards. As of the date of this report, the majority of the Board of Directors is independent as there are currently four members on the Board of Directors. In accordance with NASDAQ’s listing standards, independent directors meet in executive session when required in conjunction with regularly scheduled meetings of the Board of Directors, outside of the presence of non-independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

On January 6, 2016, the Company engaged UHY, LLP (“UHY”) as its independent registered public accounting firm to perform audit services in connection with the Company’s year ended December 31, 2015, and UHY has continued as the Company’s independent registered public accounting firm since that engagement. On April 27, 2020, the Company re-engaged UHY, LLP (“UHY”) as its independent registered public accounting firm to perform audit services for the year ended December 31, 2019 and to conduct reviews of unaudited quarterly financial information through the quarter ending September 30, 2020. The decision to engage UHY was approved by the Audit Committee of the Board of Directors. Prior to UHY’s engagement, the Company did not consult with UHY and receive either written or oral advice from UHY that was an important factor considered by the Company in reaching a decision as to the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company’s financial statements. In addition, the Company had not consulted with UHY concerning any matter that was the subject of a disagreement or a reportable event, each as described in Item 304(a)(1)(iv) and Item 304(a)(1)(v) of Regulation S-K.

Audit Fees

Year Ended December 31, 2019

The audit engagement fee for the year ended December 31, 2019 (pursuant to our engagement letter) was $70,000 which included up to 480 audit hours. Any additional time required to complete the audit was billed at an hourly rate up to $150/hr. As of the date of this report, we have been billed $84,000 in connection with the audit of the year ended December 31, 2019.

The fees for review of interim financial information included in each of the Company’s Form 10-Q’s for the year ended December 31, 2019 (pursuant to our engagement letter) were $27,000 which included 65 review hours per quarter. Any additional time required to complete the reviews were billed at an hourly rate of $145. In the year ended December 31, 2019, we were billed $35,000 in connection with UHY’s review of our quarterly financial information.

Year Ended December 31, 2018

The audit engagement fee for the year ended December 31, 2018 (pursuant to our engagement letter) was $66,000 which included up to 500 audit hours. Any additional time required to complete the audit will be billed at an agreed upon hourly rate. As of the date of this report, we have been billed $63,000 in connection with the audit of the year ended December 31, 2018.

The fees for the review of interim financial information included in each of the Company’s Form 10-Q’s for the year ended December 31, 2018 (pursuant to our engagement letter) were $27,000 which included 65 review hours. Any additional time required to complete the reviews were billed at an agreed upon hourly rate. In the year ended December 31, 2018, we were billed $37,000 in connection with UHY’s review of our quarterly financial information.

Audit Related Fees

There were no audit related fees billed by UHY to the Company in the year ended December 31, 2019 or December 31, 2018.

Tax Fees

We utilized RBSM, LLP for tax engagement for the year ended December 31, 2019 at a cost of $5,000.

The tax engagement fee from UHY for the year ended December 31, 2018 was $9,000.

All Other Fees

There were no other fees billed by UHY to the Company for the years ended December 31, 2019 or December 31, 2018.

There were no other fees billed by UHY for services rendered to the Company other than the services described herein and the Audit Committee has considered whether the provision of these services is compatible with maintaining the independence of our public accountants.

Pursuant to SEC Rule 210.2-01I(7)(i), the Company’s Audit Committee approved the engagement of UHY prior to UHY rendering audit or non-audit services. 100% of the services performed by UHY were also approved.

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

Date: July 24, 2020

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