Form 10-Q
period 2020-03-31
AMERICAN BIO MEDICA CORP
filed 2020-07-31
CIK 896747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

35,953,476 Common Shares as of July 31, 2020

American Bio Medica Corporation

Index to Quarterly Report on Form 10-Q
For the quarter ended March 31, 2020

PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements

American Bio Medica Corporation
Condensed Balance Sheets

	March 31,	December 31,
	2020	2019
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$581,000	$4,000
Accounts receivable, net of allowance for doubtful accounts of $34,000 at March 31, 2020 and at December 31, 2019	396,000	370,000
Inventory, net of allowance of $304,000 at March 31, 2020 and $291,000 at December 31, 2019	723,000	810,000
Prepaid expenses and other current assets	262,000	6,000
Right of use asset – operating leases	37,000	34,000
Total current assets	1,999,000	1,224,000
Property, plant and equipment, net	626,000	644,000
Patents, net	114,000	116,000
Right of use asset – operating leases	64,000	73,000
Other assets	21,000	21,000
Total assets	$2,824,000	$2,078,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$695,000	$652,000
Accrued expenses and other current liabilities	1,334,000	543,000
Right of use liability – operating leases	34,000	34,000
Wages payable	139,000	104,000
Line of credit	322,000	337,000
Current portion of long-term debt, net of deferred finance costs	1,124,000	17,000
Total current liabilities	3,648,000	1,687,000
Long-term debt/other liabilities , net of current portion and deferred finance costs	0	1,108,000
Right of use liability – operating leases	64,000	73,000
Total liabilities	3,712,000	2,868,000
COMMITMENTS AND CONTINGENCIES
Stockholders' deficit:
Preferred stock; par value $.01 per share; 5,000,000 shares authorized, none issued and outstanding at March 31, 2020 and December 31, 2019	0	0
Common stock; par value $.01 per share; 50,000,000 shares authorized; 35,847,093 issued and outstanding at March 31, 2020 and 32,279,368 issued and outstanding as of December 31, 2019	358,000	327,000
Additional paid-in capital	21,632,000	21,437,000
Accumulated deficit	(22,878,000)	(22,554,000)
Total stockholders’ deficit	(888,000)	(790,000)
Total liabilities and stockholders’ deficit	$2,824,000	$2,078,000

The accompanying notes are an integral part of the condensed financial statements

American Bio Medica Corporation
Condensed Statements of Operations
(Unaudited)

	For The Three Months Ended
	March 31,
	2020	2019

Net sales	$729,000	$923,000

Cost of goods sold	539,000	617,000

Gross profit	190,000	306,000

Operating expenses:
Research and development	34,000	19,000
Selling and marketing	88,000	113,000
General and administrative	339,000	348,000
	461,000	480,000

Operating loss	(271,000)	(174,000)

Other income / (expense):
Interest expense	(53,000)	(67,000)
Interest income	(1,000)	0
Other income, net	0	1,000
	(54,000)	(66,000)

Net loss before tax	(325,000)	(240,000)

Income tax expense	0	0

Net loss	$(325,000)	$(240,000)

Basic and diluted loss per common share	$(0.01)	$(0.01)

Weighted average number of shares outstanding – basic & diluted	33,968,523	32,367,963

The accompanying notes are an integral part of the condensed financial statements

American Bio Medica Corporation
Condensed Statements of Cash Flows
(Unaudited)

	For The Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(325,000)	$(240,000)
Adjustments to reconcile net loss to net cash provided by / (used in) operating activities:
Depreciation and amortization	20,000	20,000
Amortization of debt issuance costs	37,000	29,000
Allowance for doubtful accounts	0	0
Provision for slow moving and obsolete inventory	21,000	21,000
Share-based payment expense	1,000	2,000
Director fee paid with restricted stock	5,000	3,000
Refinance fee paid with restricted stock	21,000	0
Changes in:
Accounts receivable	(26,000)	60,000
Inventory	66,000	25,000
Prepaid expenses and other current assets	(257,000)	(19,000)
Accounts payable	43,000	162,000
Accrued expenses and other current liabilities	790,000	(9,000)
Wages payable	35,000	(2,000)
Net cash provided by operating activities	431,000	52,000

Cash flows from investing activities:
Patent application costs	0	0
Net cash provided by / (used in) investing activities	0	0

Cash flows from financing activities:
Proceeds from debt financing	0	48,000
Payments on debt financing	(3,000)	(78,000)
Proceeds from Private Placement	164,000	0
Proceeds from lines of credit	1,155,000	941,000
Payments on lines of credit	(1,170,000)	(1,022,000)
Net cash provided by / (used in) financing activities	146,000	(111,000)

Net change in cash and cash equivalents	577,000	(59,000)
Cash and cash equivalents - beginning of period	4,000	113,000

Cash and cash equivalents - end of period	$581,000	$54,000

Supplemental disclosures of cash flow information
Non-Cash transactions:
Debt issuance cost paid with restricted stock	$0	$16,000
Loans converted to stock	$35,000	$0
Patent application costs		$$0
Cash paid during period for interest	$36,000	$39,000

The accompanying notes are an integral part of the condensed financial statements

Notes to condensed financial statements (unaudited)

March 31, 2020

Note A - Basis of Reporting

The accompanying unaudited interim condensed financial statements of American Bio Medica Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. Accordingly, these unaudited interim condensed financial statements do not include all information and footnotes required by U.S. GAAP for complete financial statement presentation. These unaudited interim condensed financial statements should be read in conjunction with audited financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. In the opinion of management, the interim condensed financial statements include all normal, recurring adjustments which are considered necessary for a fair presentation of the financial position of the Company at March 31, 2020, and the results of operations and cash flows for the three month periods ended March 31, 2020 (the “First Quarter 2020”) and March 31, 2019 (the “First Quarter 2019”).

Operating results for the First Quarter 2020 are not necessarily indicative of results that may be expected for the year ending December 31, 2020. Amounts at December 31, 2019 are derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

During the First Quarter 2020, there were no significant changes to the Company’s critical accounting policies, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

These unaudited interim condensed financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. The independent registered public accounting firm’s report on the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, contained an explanatory paragraph regarding the Company’s ability to continue as a going concern. As of the date of this report, the Company’s current cash balances, together with cash generated from future operations and amounts available under the Company’s credit facilities may not be sufficient to fund operations through July 2021.

Through the First Quarter of 2020, the Company had a line of credit with Crestmark Bank. The maximum availability on the Company’s line of credit through the First Quarter 2020 was $1,500,000. However, because the amount available under the Company’s line of credit is based upon the Company’s accounts receivable and inventory, the amounts actually available under our line of credit (historically) have been significantly less than the maximum availability. As of March 31, 2020, based on the Company’s availability calculation, there were no additional amounts available under the Company’s line of credit because the Company draws any balance available on a daily basis. Our line of credit with Crestmark Bank was extended on June 22, 2020 for another 12 months (or until June 22, 2021). See Note H – Subsequent Event for more details on the extension and amendment of the line of credit with Crestmark.

Our credit facilities with Cherokee Financial, LLC were set to expire on February 15, 2020; however, the credit facilities were extended for another 12 months, or until February 15, 2021 (which is less than 12 months from the date of this report). Our total debt at March 31, 2020 with Cherokee Financial, LLC is $1,120,000. We do not expect cash from operations within the next 12 months to be sufficient to pay the amounts due under these credit facilities, which is due in full on February 15, 2021. We are currently looking at alternatives to further extend or refinance these facilities.

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

Recently Adopted Accounting Standards

ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement”, issued in August 2018, adds, modifies and removes several disclosure requirements relative to the three levels of inputs used to measure fair value in accordance with Topic 820, “Fair Value Measurement.” ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. The Company adopted ASU 2018-13 in the First Quarter 2020 and the adoption did not have an impact on the Company’s financial condition or its results of operations.

ASU 2019-08, Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606)”, issued in November 2019, clarifies that an entity must measure and classify share-based payment awards granted to a customer by applying the guidance in Topic 718. ASU 2019-08 is effective for fiscal years beginning after December 15, 2019, including interim reporting periods within those fiscal years. The Company adopted ASU 2019-08 in the First Quarter 2020 and the adoption did not have an impact on the Company’s financial condition or its results of operations.

Accounting Standards Issued; Not Yet Adopted

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

ASU 2020-01, “Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815”, issued in January 2020, clarifies certain interactions between the guidance to account for certain equity securities under Topic 321, the guidance to account for investments under the equity method of accounting in Topic 323, and the guidance in Topic 815, which could change how an entity accounts for an equity security under the measurement alternative or a forward contract or purchased option to purchase securities that, upon settlement of the forward contract or exercise of the purchased option, would be accounted for under the equity method of accounting or the fair value option in accordance with Topic 825, Financial Instruments. These amendments improve current GAAP by reducing diversity in practice and increasing comparability of the accounting for these interactions. The requirements in ASU 2019-12 will be effective for public companies for fiscal years beginning after December 15, 2020, including interim periods within the fiscal year. Early adoption is permitted. The Company is evaluating the impact of ASU 2020-01.

Any other new accounting pronouncements recently issued, but not yet effective, have been reviewed and determined to be not applicable or were related to technical amendments or codification. As a result, the adoption of such new accounting pronouncements, when effective, is not expected to have a material effect on the Company’s financial position or results of operations.

Reclassifications

Certain items have been reclassified from the prior year to conform to the current year presentation.

Note B – Inventory

Inventory is comprised of the following:

	March 31, 2020	December 31, 2019

Raw Materials	$666,000	$670,000
Work In Process	149,000	141,000
Finished Goods	212,000	290,000
Allowance for slow moving and obsolete inventory	(304,000)	(291,000)
	$723,000	$810,000

Note C – Net Loss Per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted average number of outstanding common shares during the period. Diluted net loss per common share includes the weighted average dilutive effect of stock options and warrants. Potential common shares outstanding as of March 31, 2020 and 2019:

	March 31, 2020	March 31, 2019

Warrants	0	2,000,000
Options	2,192,000	2,222,000
	2,192,000	4,222,000

The number of securities not included in the diluted net loss per share for the First Quarter 2020 and the First Quarter 2019 was 2,192,000 and 4,222,000, respectively, as their effect would have been anti-dilutive due to the net loss in the First Quarter 2020 and First Quarter 2019.

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

From time to time, the Company may be named in legal proceedings in connection with matters that arose during the normal course of business. While the ultimate outcome of any such litigation cannot be predicted, if the Company is unsuccessful in defending any such litigation, the resulting financial losses are not expected to have a material adverse effect on the financial position, results of operations and cash flows of the Company.

Note E – Line of Credit and Debt

The Company’s Line of Credit and Debt consisted of the following as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Loan and Security Agreement with Cherokee Financial, LLC: 5 year note executed on February 15, 2015, at a fixed annual interest rate of 8% plus a 1% annual oversight fee, interest only and oversight fee paid quarterly with first payment being made on May 15, 2015, annual principal reduction payment of $75,000 due each year beginning on February 15, 2016, with a final balloon payment being due on February 15, 2020. Loan was extended for one year (until February 15, 2021) on February 15, 2020 under the same terms and conditions as original loan and a penalty of $20,000 was added to the loan principal. Loan is collateralized by a first security interest in building, land and property.
	$920,000	$900,000
Crestmark Line of Credit: Line of credit maturing on June 22, 2020 with interest payable at a variable rate based on WSJ Prime plus 3% with a floor or 5.25%; loan fee of 0.5% annually & monthly maintenance fee of 0.3% on actual loan balance from prior month. Early termination fee of 2% if terminated prior to natural expiration. Line was extended for another year (until June 22, 2021) on June 22, 2020 under the same terms and conditions noted within this table. Loan is collateralized by first security interest in receivables and inventory and the all-in interest rate as of the date of this report is 12.62%.
	322,000	337,000
Crestmark Equipment Term Loan: 38 month equipment loan related to the purchase of manufacturing equipment, at an interest rate of WSJ Prime Rate plus 3%; or 6.25% as of the date of this report.	4,000	7,000
2019 Term Loan with Cherokee Financial, LLC: 1 year note at an annual fixed interest rate of 18% paid quarterly in arrears with first interest payment being made on May 15, 2019 and a balloon payment being due on February 15, 2020. Loan was extended for another year (or until February 15, 2021) under the same terms and conditions.	200,000	200,000
July 2019 Term Loan with Chaim Davis, et al: Notes at an annual fixed interest rate of 7.5% paid monthly in arrears with the first payment being made on September 1, 2019 and the final payment being made on October 1, 2020. Loan principal was fully converted into restricted common shares on March 2, 2020.	0	10,000
December 2019 Convertible Note: Convertible note with a conversion date of 120 days or upon the closing of a 2020 funding transaction (whichever is sooner). Note principal was fully converted into restricted common shares on March 2, 2020 as part of our February 2020 private placement.	0	25,000
	$1,446,000	$1,479,000

Less debt discount & issuance costs (Cherokee Financial, LLC loans)	(0)	(17,000)
Total debt, net	$1,446,000	$1,462,000

Current portion	$1,446,000	$354,000
Long-term portion, net of current portion	0	$1,125,000

 LOAN AND SECURITY AGREEMENT WITH CHEROKEE FINANCIAL, LLC (“CHEROKEE”)

On March 26, 2015, the Company entered into a LSA with Cherokee (the “Cherokee LSA”). The debt with Cherokee is collateralized by a first security interest in real estate and machinery and equipment. Under the Cherokee LSA, the Company was provided the sum of $1,200,000 in the form of a 5-year Note at a fixed annual interest rate of 8%. The Company received net proceeds of $80,000 after $1,015,000 of debt payments, and $105,000 in other expenses and fees. The expenses and fees (with the exception of the interest expense) are being deducted from the balance on the Cherokee LSA and are being amortized over the term of the debt (in accordance with ASU No. 2015-03). The Company was required to make annual principal reduction payments of $75,000 on each anniversary of the date of the closing; with the first principal reduction payment being made on February 15, 2016 and the last principal reduction payment being made on February 15, 2019; partially with proceeds received from a new, larger term loan with Cherokee (See 2019 Term Loan with Cherokee within this Note E).

On February 24, 2020 (the “Closing Date”), the Company completed a transaction related to a one-year Extension Agreement dated February 14, 2020 (the “Extension Agreement”) with Cherokee under which Cherokee extended the due date of the Cherokee LSA (with a balance of $900,000) to February 15, 2021. No terms of the facility were changed under the Extension Agreement. For consideration of the Extension Agreement, the Company issued 2% of the $900,000 principal, or $18,000, in 257,143 restricted shares of the Company’s common stock to Cherokee on behalf of their investors. The Company also incurred a penalty in the amount of $20,000 which was added to the principal balance of the Cherokee LSA.

In the event of default, this includes, but is not limited to; the Company’s inability to make any payments due under the Cherokee LSA (as amended) Cherokee has the right to increase the interest rate on the financing to 18%. If the amount due is not paid by the extended due date, Cherokee will automatically add a delinquent payment penalty of $100,000 to the outstanding principal.

The Company will continue to make interest only payments quarterly on the Cherokee LSA. In addition to the 8% interest, the Company pays Cherokee a 1% annual fee for oversight and administration of the loan. This oversight fee is paid in cash and is paid contemporaneously with the quarterly interest payments. The Company can pay off the Cherokee loan at any time with no penalty; except that a 1% administration fee would be required to be paid to Cherokee to close out all participations.

The Company recognized $35,000 in interest expense related to the Cherokee LSA in the First Quarter 2020 (of which $17,000 is debt issuance cost amortization recorded as interest expense, and $42,000 in interest expense related to the Cherokee LSA in the First Quarter 2019 (of which $23,000 is debt issuance cost amortization recorded as interest expense).

The Company had $15,000 in accrued interest expense at March 31, 2020 related to the Cherokee LSA and $15,000 in accrued interest expense at March 31, 2019.

As of March 31, 2020, the balance on the Cherokee LSA was $920,000 including the $20,000 penalty referenced above. As of December 31, 2019, the balance on the Cherokee LSA was $900,000; however, the discounted balance was $884,000.

LINE OF CREDIT WITH CRESTMARK BANK (“CRESTMARK”)

On June 29, 2015 (the “Closing Date”), the Company entered into a Loan and Security Agreement (“LSA”) with Crestmark related to a revolving line of credit (the “Crestmark LOC”). The Crestmark LOC is used for working capital and general corporate purposes and expired on June 22, 2020. (See Note H – Subsequent Events for more details on the extension and amendment of the line of credit with Crestmark).

Until the amendment and extension on June 22, 2020, the Crestmark LOC provided the Company with a revolving line of credit up to $1,500,000 (“Maximum Amount”) with a minimum loan balance requirement of $500,000. At March 31, 2020, the Company did not meet this minimum loan balance requirement as our balance was $322,000. Under the LSA, Crestmark has the right to calculate interest on the minimum balance requirement rather than the actual balance on the Crestmark LOC. The Crestmark LOC is secured by a first security interest in the Company’s inventory, and receivables and security interest in all other assets of the Company (in accordance with permitted prior encumbrances).

The Maximum Amount is subject to an Advance Formula comprised of: 1) 90% of Eligible Accounts Receivables (excluding, receivables remaining unpaid for more than 90 days from the date of invoice and sales made to entities outside of the United States), and 2) up to 40% of eligible inventory plus up to 10% of Eligible Generic Packaging Components not to exceed the lesser of $350,000, or 100% of Eligible Accounts Receivable. However, as a result of an amendment executed on June 25, 2018, the amount available under the inventory component of the line of credit was changed to 40% of eligible inventory plus up to 10% of Eligible Generic Packaging Components not to exceed the lesser of $250,000 (“Inventory Sub-Cap Limit”) or 100% of Eligible Accounts Receivable. In addition, the Inventory Sub-Cap Limit is being permanently reduced by $10,000 per month as of July 1, 2018 and thereafter on the first day of the month until the Inventory Sub-Cap Limit is reduced to $0, (making the Crestmark LOC an accounts-receivable based line only). This means that as of March 31, 2020, the Inventory Sub-Cap Limit is only $40,000 and that our availability related to inventory is significantly reduced.

So long as any obligations are due to Crestmark (and until the extension executed on June 22, 2020), the Company had to comply with a minimum Tangible Net Worth (“TNW”) Covenant. As a result of an amendment executed in June 2019, the TNW covenant was reduced from $150,000 to $(600,000) effective with the quarter ended June 30, 2019. TNW is still defined as: Total Assets less Total Liabilities less the sum of (i) the aggregate amount of non-trade accounts receivables, including accounts receivables from affiliated or related persons, (ii) prepaid expenses, (iii) deposits, (iv) net lease hold improvements, (v) goodwill and (vi) any other asset that would be treated as an intangible asset under GAAP; plus Subordinated Debt. Subordinated Debt means any and all indebtedness presently or in the future incurred by the Company to any creditor of the Company entering into a written subordination agreement with Crestmark.

On June 22, 2020, we extended the Crestmark LOC and as a result of this extension, the TNW covenant was removed effective with the quarter ending June 30, 2020. We were not in compliance with the TNW covenant at December 31, 2019 or March 31, 2020 and with the exception of the quarter ended June 30, 2019; we have not been in compliance with prior TNW covenants since December 31, 2017. Given the late filing of the Form 10-K for the period ended December 31, 2019 and late filing of this Form 10-Q for the period ended March 31, 2020, Crestmark Bank was unable to test the covenant and waive compliance with the covenant for this periods prior to the extension. Given this, Crestmark Bank deems the covenant compliance irrelevant as they are no longer relying on the covenant. There will be no further waiver fees charged to the Company.

In the event of a default of the LSA, which includes but is not limited to, failure of the Company to make any payment when due, Crestmark is permitted to charge an Extra Rate. The Extra Rate is the Company’s then current interest rate plus 12.75% per annum.

Interest on the Crestmark LOC is at a variable rate based on the Prime Rate plus 3% with a floor of 5.25%. As of March 31, 2020 and as of the date of this report, the interest only rate on the Crestmark LOC is 6.25%. As of the date of this report, with all fees considered (the interest rate + an Annual Loan Fee of $7,500 + a monthly maintenance fee of 0.30% of the actual average monthly balance from the prior month), the interest rate on the Crestmark LOC was 12.62%.

The Company recognized $9,000 in interest expense in the First Quarter 2020 and $13,000 in interest expense in the First Quarter 2019. Given the nature of the administration of the Crestmark LOC, at March 31, 2020, the Company had $0 in accrued interest expense related to the Crestmark LOC, and there is $0 in additional availability under the Crestmark LOC.

At March 31, 2020, the balance on the Crestmark LOC was $322,000 and as of December 31, 2019, the balance on the Crestmark LOC was $337,000.

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

The Company incurred minimal interest expense in the First Quarter 2020 related to the Equipment Loan and less than $1,000 in interest expense in the First Quarter 2019. The balance on the Equipment Loan is $4,000 at March 31, 2020 and $7,000 at December 31, 2019.

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

The annual interest rate under the 2019 Cherokee Term Loan is 18% (fixed) paid quarterly in arrears with the first interest payment being made on May 15, 2019 and the latest interest payment being made in February 2020. The loan was required to be paid in full on February 15, 2020.

On February 24, 2020, the Company completed a transaction related to a one-year Extension Agreement dated February 14, 2020 (the “Extension Agreement”) with Cherokee under which Cherokee extended the due date of the 2019 Term Loan to February 15, 2021. No terms of the facility was changed under the Extension Agreement. For consideration of the Extension Agreement, the Company issued 1.5% of the $200,000 principal, or $3,000, in 42,857 restricted shares of the Company’s common stock to Cherokee.

In the event of default, this includes, but is not limited to, the Company’s inability to make any payments due under the Agreement, Cherokee has the right to increase the interest rate on the financing to 20% and Cherokee will automatically add a delinquent payment penalty of $20,000 to the outstanding principal.

The Company recognized $11,000 in interest expense related to the 2019 Cherokee Term Loan in the First Quarter 2020 (of which $1,000 is debt issuance cost amortization recorded as interest expense) and $9,000 in interest expense (of which $3,000 was debt issuance costs recorded as interest expense) in the First Quarter 2019.

The balance on the 2019 Term Loan is $200,000 at March 31, 2020 and December 31, 2019 (however, the discounted balance was $199,000 at December 31, 2019).

OTHER DEBT INFORMATION

In addition to the debt indicated previously, previous debt facilities (paid in full via refinance or conversion into equity) did have some financial impact on the First Quarter 2019. More specifically:

2018 TERM LOAN WITH CHEROKEE

On March 2, 2018, the Company entered into a one-year Loan Agreement made as of February 15, 2018 (the “Closing Date”) with Cherokee under which Cherokee provided the Company with $150,000 (the “2018 Cherokee Term Loan”). The proceeds from the 2018 Cherokee Term Loan were used by the Company to pay a $75,000 principal reduction payment to Cherokee that was due on February 15, 2018 and $1,000 in legal fees incurred by Cherokee. Net proceeds (to be used for working capital and general business purposes) were $74,000. The annual interest rate for the 2018 Cherokee Term Loan was 12% to be paid quarterly in arrears with the first interest payment being made on May 15, 2018. In connection with the 2018 Cherokee Term Loan, the Company issued 150,000 restricted shares of common stock to Cherokee on March 8, 2018. The 2018 Cherokee Term Loan was required to be paid in full on February 15, 2019 and was paid in full via refinance into the 2019 Term Loan with Cherokee.

The Company recognized $3,000 in interest expense related to the 2018 Cherokee Term Loan in the First Quarter 2019 (of which $2,000 was debt issuance costs recorded as interest expense). As of March 31, 2020 and December 31, 2019, the balance on the 2018 Cherokee Term Loan was $0 as the Company paid the facility in full with proceeds from the 2019 Term Loan with Cherokee.

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

All amounts loaned under the July 2019 Term Loan were converted into equity as part of a private placement closed in February 2020. Any interest that was incurred under the facility in 2019 and up to the conversion in February 2020 was forgiven by the holders. The balance on the July 2019 Term Loan was $0 at March 31, 2020 and $10,000 at December 31, 2019.

DECEMBER 2019 CONVERTIBLE NOTE

On December 31, 2019, the Company entered into a Convertible Note with one individual in the amount of $25,000 (“2019 Convertible Note”). Under the terms of the 2019 Convertible Note, the principal amount would convert into equity within 120 days of the origination of the note or upon the close of a contemplated private placement in early 2020, whichever was sooner. The 2019 Convertible Note did not bear any interest and was ultimately converted into equity as part of a private placement closed in February 2020. The balance on the 2019 Convertible Note was $0 at March 31, 2020 and $25,000 at December 31, 2019.

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

During the First Quarter 2020 and the First Quarter 2019, the Company issued 0 options to purchase shares of common stock.

Stock option activity for the First Quarter 2020 and the First Quarter 2019 is summarized as follows (the figures contained within the tables below have been rounded to the nearest thousand):

	First Quarter 2020			First Quarter 2019
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of March 31, 2020	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of March 31, 2019
Options outstanding at beginning of year	2,252,000	$0.14		2,222,000	$0.13
Granted	0	NA		0	NA
Exercised	0	NA		0	NA
Cancelled/expired	(60,000)	$0.13		0	NA
Options outstanding at end of year	2,192,000	$0.12	$2,000	2,222,000	$0.13	$1,000
Options exercisable at end of year	2,112,000	$0.13		2,142,000	$0.13

The Company recognized $1,000 in share based payment expense in the First Quarter 2020 and $2,000 in share based payment expense in the First Quarter 2019. At March 31, 2020, there was approximately $1,000 of total unrecognized share based payment expense related to stock options. This cost is expected to be recognized over 2 months.

Warrants

Warrant activity for the First Quarter 2020 and the First Quarter 2019 is summarized as follows:

	First Quarter 2020			First Quarter 2019
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of March 31, 2020	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of March 31, 2019
Warrants outstanding at beginning of year	2,000,000	$0.18		2,000,000	$0.18
Granted	0	NA		0	NA
Exercised	0	NA		0	NA
Cancelled/expired	(2,000,000)	$0.18		0	NA
Warrants outstanding at end of year	0	NA	None	2,000,000	$0.18	None
Warrants exercisable at end of year	0	NA		2,000,000	$0.18

In the First Quarter 2020 and First Quarter 2019, the Company recognized $0 in debt issuance and deferred finance costs related to the issuance of the above warrants outstanding. As of March 31, 2020, there was $0 of total unrecognized expense.

NOTE G – Changes in Stockholders’ Deficit

The following table summarizes the changes in stockholders’ deficit for the three month periods ending March 31, 2020 and March 31, 2019:

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance – December 31, 2019	32,680,984	$327,000	$21,437,000	(22,554,000)	$(790,000)
Shares issued in connection with private placement*	2,842,856	28,000	171,000		199,000
Shares issued to Cherokee in connection with loan	300,000	3,000	18,000		21,000
Share based payment expense			1,000		1,000
Shares issued for board meeting attendance in lieu of cash	23,253	*	5,000		5,000
Net loss				(325,000)	(325,000)
Balance – March 31, 2020	35,847,093	$358,000	$21,632,000	$(22,879,000)	$(889,000)

Balance – December 31, 2018	32,279,368	$323,000	$21,404,000	$(21,873,000)	$(146,000)
Shares issued to Cherokee in connection with loan	200,000	2,000	12,000		14,000
Shares issued for board meeting attendance in lieu of cash	38,993	*	3,000		3,000
Share based payment expense			2,000		2,000
Net loss				(240,000)	(240,000)
Balance-March 31, 2019	32,518,361	$325,000	$21,421,000	$(22,113,000)	$(367,000)

PRIVATE PLACEMENT

On February 20, 2020, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Chaim Davis (the Chairman of our Board of Directors) and certain other accredited investors (the “Investors”), pursuant to which we agreed to issue and sell to the Investors in a private placement (the “Private Placement”), 2,842,857 Units (the “Units”).

Each Unit consists of one (1) share of our common stock, par value $0.01 per share (“Common Share”), at a price per Unit of $0.07 (the “Purchase Price”) for aggregate gross proceeds of approximately $199,000. We received net proceeds of $199,000 from the Private Placement as expenses related to the Private Placement were minimal. We did not utilize a placement agent for the Private Placement. We used the net proceeds for working capital and general corporate purposes.

The July 2019 Term Loan with Chaim Davis, Et Al and the December 2019 Convertible Note (See Note E); totaling $39,000, were both converted into equity as part of a private placement closed in February 2020. Any interest that was incurred under the July 2019 Term Loan with Chaim Davis, Et in 2019 and up to the conversion in February 2020 was forgiven by the holders and the December 2019 Convertible Note did not bear any interest.

We do not intend to register the Units issued under the Private Placement; rather the Units issued will be subject to the holding period requirements and other conditions of Rule 144.

The Purchase Agreement contains customary representations, warranties and covenants made solely for the benefit of the parties to the Purchase Agreement. Although our Chairman of the Board was an investor in the Private Placement, the pricing of the Units was determined by the non-affiliate investors.

NOTE H – Subsequent Events

SBA PAYCHECK PROTECTION LOAN (PPP LOAN)

On April 22, 2020, we entered into a Promissory Note (“PPP Note”) for $332,000 with Crestmark Bank, pursuant to the U.S. Small Business Administration Paycheck Protection Program under Title I of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act passed by Congress and signed into law on March 27, 2020. The PPP Note is unsecured, bears interest at 1.00% per annum, with principal and interest payments deferred for the first six months, and matures in two years. The principal is payable in equal monthly installments, with interest, beginning on the first business day after the end of the deferment period. The PPP Note may be forgiven subject to the terms of the Paycheck Protection Program. Additionally, certain acts of the Company, including but not limited to: (i) the failure to pay any taxes when due, (ii) becoming the subject of a proceeding under any bankruptcy or insolvency law, (iii) making an assignment for the benefit of creditors, or (iv) reorganizing, merging, consolidating or otherwise changing ownership or business structure without PPP Lender’s prior written consent, are considered events of default which grant Lender the right to seek immediate payment of all amounts owing under the PPP Note.

EXTENSION OF THE CRESTMARK LINE OF CREDIT

On June 22, 2020, the Company extended its line of credit with Crestmark Bank extending the line of credit until June 22, 2021. All terms and conditions of the line of credit remain unchanged under the extension period with the exception of the following, 1) the maximum availability under the line of credit was reduced from $1,500,000 to $1,000,000, 2) availability under the line of credit is based on receivables only (under the same terms), 3) the requirement for field audits of the Company was removed, and 4) the Tangible Net Worth (TNW) covenant was removed effective with the quarter ended June 30, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provides information, which we believe is relevant to an assessment and understanding of our financial condition and results of operations. The discussion should be read in conjunction with the Interim Condensed Financial Statements contained herein and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words “believes”, “anticipates”, “estimates”, “expects”, “intends”, “projects”, and words of similar import, are forward-looking as that term is defined by the Private Securities Litigation Reform Act of 1995 (“1995 Act”), and in releases issued by the United State Securities and Exchange Commission (the “Commission”). These statements are being made pursuant to the provisions of the 1995 Act and with the intention of obtaining the benefits of the “Safe Harbor” provisions of the 1995 Act. We caution that any forward-looking statements made herein are not guarantees of future performance and that actual results may differ materially from those in such forward-looking statements as a result of various factors, including, but not limited to, any risks detailed herein, in our “Risk Factors” section of our Form 10-K for the year ended December 31, 2019, in our most recent reports on Form 10-Q and Form 8-K and from time to time in our other filings with the Commission, and any amendments thereto. Any forward-looking statement speaks only as of the date on which such statement is made, and we are not undertaking any obligation to publicly update any forward-looking statements. Readers should not place undue reliance on these forward-looking statements.

Overview/Plan of Operations

Sales in the First Quarter 2020 continued to be negatively impacted by the price competitiveness in the core markets (government, employment and clinical) where we sell our drug of abuse tests. In addition to price competition, in the very latter part of the First Quarter 2020, sales were also negatively impacted by the Covid-19 pandemic. Late in the First Quarter of 2020, we began marketing a Rapid Test to detect Covid-19 antibodies in whole blood, serum or plasma. The test, manufactured by Healgen Scientific, LLC is being marketed in full compliance with the March 16, 2020 Emergency Use Authorization (“EUA”) policy set forth by the FDA and in accordance with an EUA issued by FDA on May 29, 2020. Due to specific regulatory events that occurred from March 2020 until May 2020, we did not record any sales of Covid-19 tests, although we did take pre-orders (with payments) for Covid-19 tests.

In addition to the Covid-19 rapid antibody tests, we have brought on new products and service offerings to diversify our revenue stream through third party relationships; one of which is a lower-cost alternative for onsite drug testing and, point of care products for certain infectious diseases. With the exception of the lower-cost drug test alternative, (and Covid-19 rapid antibody tests sold subsequent to the First Quarter 2020), these new offering have yet to materially positively impact sales. In the year ended December 31, 2019, we expanded our contract manufacturing operations with two (2) new customers. Beginning in mid-2019, we can sell oral fluid drugs tests in the employment and insurance markets under a limited exemption set forth by the FDA. Prior to this point, we could only sell our oral fluid drug tests in the forensic market in the United States and to markets outside the United States. We are hopeful that gaining access to this market again will enable us to see revenue growth for our oral fluid drug tests in the future; however, we are uncertain when in the year ended December 31, 2020 we could start seeing significant sales in the employment market given the current global health crises and Covid-19.

We are focusing our efforts on further penetration of markets with new products, including, but not limited to, the Covid-19 rapid antibody test we are distributing along with other infectious disease products we are offering, and further expanding our contract manufacturing business.

Operating expenses were relatively unchanged from the First Quarter 2020 versus the First Quarter 2019. We continuously make efforts to control operational expenses to ensure they are in line with sales. We consolidated job responsibilities in certain areas of the Company as a result of employee retirement and other departures and this has enabled us to implement personnel reductions. Throughout the First Quarter 2020, we also maintained a 10% salary deferral program for our sole executive officer, our Chief Executive Officer/Principal Financial Officer Melissa Waterhouse. Prior to the First Quarter 2020, another member of senior management participated in the program (until his retirement in November 2019). As of March 31, 2020, we had total deferred compensation owed to these two individuals in the amount of $166,000. We did not make any payments on deferred compensation to Melissa Waterhouse in the First Quarter 2020 or the First Quarter 2019. After the member of senior management retired in November 2019, we agreed to make payments for the deferred comp owed to this individual. In the First Quarter 2020, we made payments totaling $14,000 to this individual and no payments in the First Quarter 2019. We will continue to make payments to the former member of senior management throughout the year ending December 31, 2020 and when/if cash flow from operations allows, we intend to repay/make payments on the deferred compensation owed to Melissa Waterhouse.

Our continued existence is dependent upon several factors, including our ability to: 1) raise revenue levels even though we have lost significant accounts and the market continues to be infiltrated by product manufactured outside of the United States, 2) further penetrate the markets (in and outside of the United States) for Covid-19 rapid antibody tests, 3) secure new contract manufacturing customers, 4) control operational costs to generate positive cash flows, 5) maintain our current credit facilities or refinance our current credit facilities if necessary, and 6) if needed, obtain working capital by selling additional shares of our common stock.

Results of operations for the First Quarter 2020 compared to the First Quarter 2019

NET SALES: Net sales for the First Quarter 2020 decreased 21.0%, when compared to net sales in the First Quarter 2019. In addition to the pricing competition from drug testing products manufactured outside the United States, the global health emergency related to Covid-19 resulted in less drug testing in our core markets (clinical and government) in the United States as focus shifted to diagnostic testing for Covid-19 as well as decreased testing in employment markets due to stay at home orders being implemented. Our international markets became negatively impacted a bit earlier due to the impact of Covid-19 in certain areas outside the United State. Contract manufacturing sales were also negatively impacted due to strained economic conditions in the territories where the products are sold.

In addition to the negative sales impact from the customer side, we also experienced delays in materials from vendors due to decreased production levels resulting from stay at home orders and reduced workforce numbers. While our staff continued to work due to the essential nature of our manufacturing, delays in materials resulted in customer backorders for specific products that required the materials in question.

The First Quarter 2020 did not include any revenues from the sale of Covid-19 rapid antibody tests. Although we were able to generate prepaid, pre-sales of the Covid-19 tests late in the First Quarter 2020, we did not start shipping products and generate revenue until May 2020. Prior to May 2020, there were a number of regulatory events that resulted in an inability to get the supply of products from the manufacturing plant in China. Once those events were addressed, we were able to receive product and ship orders to customers. As of the date of this report, we have shipped $1,126,000 in products to customers and there are additional orders pending from customers.

While we do expect the marketing of the Covid-19 test to further positively impact our revenues in the year ending December 31, 2020, we do not yet know the full extent of the impact of COVID-19 test sales on our business, our financial condition and/or results of operations. The extent to which sales of the COVID-19 test may impact our business, operating results, financial condition, or liquidity in the future will depend on future developments which are evolving and uncertain including the duration of the outbreak and the need for antibody testing in the future.

GROSS PROFIT: Gross profit decreased to 26.1% of net sales in the First Quarter 2020 from 33.1% of net sales in the First Quarter 2019. As a result of decreased sales, we continued to experience manufacturing inefficiencies. Manufacturing inefficiencies typically occur when revenues decline because certain overhead costs are fixed and cannot be reduced; if fewer testing strips are produced and fewer products are assembled this results in higher costs being expensed through cost of goods. Lower product pricing to customers also negatively impacts gross profit. As of the date of this report, gross margins have improved as a result of Covid-19 rapid antibody test sales. At this time, it is uncertain whether the current profit margins of Covid-19 test sales will continue at the present rate. Various factors can affect marketing pricing (such as an increased number of EUA issued products and their availability to customers, and costs of materials to manufacture the Covid-19 tests. We are continually taking actions to adjust our production schedules to try to mitigate future inefficiencies and we closely examine our gross profit margins on our manufactured products and the products we distribute.

OPERATING EXPENSES: Operating expenses declined slightly in the First Quarter 2020 compared to the First Quarter 2019. Selling and Marketing and general and administrative expenses declined while research and development expenses increased. More specifically:

Research and development (“R&D”)

R&D expense increased 78.9%, when comparing the First Quarter 2020 with the First Quarter 2019. Increased FDA compliance costs (solely due to a timing issue related to our facility registrations) and supplies and materials costs (due to the validation of a new material for one of our drug testing products components) were two primary reasons for the increase in expenses. All other expenses remained relatively consistent with expenses in the First Quarter 2019. In the First Quarter 2020, our R&D department primarily focused their efforts on the enhancement of our current products and the validation of a new material for one of our drug testing product components.

Selling and marketing

Selling and marketing expense in the First Quarter 2020 decreased 22.1%, when compared to the First Quarter 2019. Reductions in car allowance expense (as a result of decreasing the benefit of an employee), sales commissions (as a result of decreased sales), travel expense (due to less traveling as a result of the Covid-19 pandemic) and shipping/freight were partially offset by increased salaries (due to increased personnel) and benefits (due to the increased cost of benefits, including but not limited to, health insurance benefits).

In the First Quarter 2020, we continued selling and marketing efforts of our own drug tests and we continued to take actions to secure new contract manufacturing customers. In addition, we promoted lower cost alternatives for onsite drug testing and point of care products for infectious disease (through relationships with third parties). The addition of these offerings did not result in increased selling and marketing expenses. In late March 2020, we also started selling a Covid-19 rapid antibody test from Healgen Scientific, LLC via a distribution relationship. As of result of this new product offering, we do expect sales commission rates to increase as sales are achieved. We may also increase the size of our sales team depending on the level of sales achieved. We will continue to take all steps necessary to ensure selling and marketing expenditures are in line with sales.

General and administrative (“G&A”)

G&A expense decreased 2.6% in the First Quarter 2020 when compared to G&A expense in the First Quarter 2019. Increased bank service fees (as a result of the extension of the Cherokee LSA) and outside service fees (as a result of the timing of our 2020 ISO audit) were primarily offset by decreased administrative employee costs (due to fewer employees and job consolidation), board meeting expense (fewer meetings and telephonic meetings), insurance, legal fees (as a result of the settlement of the Bailey litigation in mid 2019), and patent costs (less patent activity). Share based payment expense remained relatively unchanged to $1,000 in the First Quarter 2020 from $2,000 in the First Quarter 2019.

Other income and expense:

Other expense in the First Quarter 2020 and First Quarter 2019 consisted primarily of interest expense associated with our credit facilities (our line of credit and equipment loan with Crestmark Bank and our loans with Cherokee Financial, LLC).

Liquidity and Capital Resources as of March 31, 2020

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

On February 20, 2020, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Chaim Davis (the Chairman of our Board of Directors) and certain other accredited investors (the “Investors”), pursuant to which we agreed to issue and sell to the Investors in a private placement (the “Private Placement”), 2,842,856 Units (the “Units”). Each Unit consisted of one (1) share of our common stock, par value $0.01 per share (“Common Share”), at a price per Unit of $0.07 (the “Purchase Price”) for aggregate gross proceeds of approximately $199,000. We received net proceeds of $199,000 from the Private Placement as expenses related to the Private Placement were minimal. We did not utilize a placement agent for the Private Placement. We used the net proceeds for working capital and general corporate purposes. The Company does not intend to register the Units issued under the Private Placement; rather the Units issued will be subject to the holding period requirements and other conditions of Rule 144.

Our financial statements for the year ended December 31, 2019 were prepared assuming we will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. Our current cash balances, together with cash generated from future operations and amounts available under our credit facilities may not be sufficient to fund operations through July 2021. At March 31, 2020, we have negative Stockholders’ Equity of $888,000.

Our loan and security agreement and 2019 Term Note with Cherokee for $900,000 and $200,000, respectively, expired on February 15, 2020; however, the credit facilities were extended for another 12 months, or until February 15, 2021 (which is less than 12 months from the date of this report). Our total debt at March 31, 2020 with Cherokee Financial, LLC is $1,120,000. We do not expect cash from operations within the next 12 months to be sufficient to pay the amounts due under these credit facilities, which is due in full on February 15, 2021. We are currently looking at alternatives to further extend or refinance these facilities.

Through the First Quarter of 2020, we had a line of credit with Crestmark Bank. The maximum availability on the line of credit through the First Quarter 2020 was $1,500,000. However, because the amount available under the line of credit is based upon our accounts receivable and inventory, the amounts actually available under our line of credit (historically) have been significantly less than the maximum availability. If sales levels continue to decline, we will have further reduced availability on our line of credit due to decreased accounts receivable balances. As of March 31, 2020, based on our availability calculation, there were no additional amounts available under the line of credit because we draw any balance available on a daily basis. Our line of credit with Crestmark Bank was extended on June 22, 2020 for another 12 months (or until June 22, 2021). See Note H – Subsequent Event for more details on the extension and amendment of the line of credit with Crestmark.

If availability under our line of credit and cash received from prepaid Covid-19 rapid antibody test sales is not sufficient to satisfy our working capital and capital expenditure requirements, we will be required to obtain additional credit facilities or sell additional equity securities, or delay capital expenditures which could have a material adverse effect on our business. There is no assurance that such financing will be available or that we will be able to complete financing on satisfactory terms, if at all.

As of March 31, 2020, we had the following debt/credit facilities:

Facility	Debtor	Balance as of March 31, 2020
Loan and Security Agreement	Cherokee Financial, LLC	$920,000
Revolving Line of Credit	Crestmark Bank	$322,000
Equipment Loan	Crestmark Bank	$4,000
Term Loan	Cherokee Financial, LLC	$200,000
Total Debt		$1,446,000

Working Capital Deficit

At the end of the First Quarter 2020, we were operating at a working capital deficit of $1,650,000. This compares to a working capital deficit of $463,000 at the end of the First Quarter 2019. This increase in our working capital deficit was primarily a result of decreased sales and the change in classification of our debt from Long Term to Short Term. We have historically satisfied working capital requirements through cash from operations and bank debt.

Dividends

We have never paid any dividends on our common shares and anticipate that all future earnings, if any, will be retained for use in our business, and therefore, we do not anticipate paying any cash dividends.

Cash Flow, Outlook/Risk

In the First Quarter 2020, we had a net loss of $325,000 and net cash provided by operating activities of $431,000. Our cash position increased from $54,000 in the First Quarter 2019 to $581,000 in the First Quarter 2020 as a result of prepayments received from presales of Covid-19 rapid antibody tests and the private placement in the amount of $199,000 closed in February 2020.

In other efforts to reduce cash requirements, we have issued shares of restricted stock in lieu of cash. More specifically, we issued 300,000 restricted shares of common stock to Cherokee in connection with a February 2020 debt extension and 23,253 restricted shares of common stock to board members in connection with their attendance at a meeting of our Board of Directors in the First Quarter 2020. We expect to issue additional restricted shares of common stock for attendance at meetings of the Board of Directors.

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

Prior to the extension of the Crestmark LOC, we were not in compliance with the TNW covenant under our Crestmark LOC as of December 31, 2019 or March 31, 2020. Given the late filing of the Form 10-K for the period ended December 31, 2019 and late filing of this Form 10-Q for the period ended March 31, 2020, Crestmark Bank was unable to test the covenant and waive compliance with the covenant for this periods prior to the extension. Given this, Crestmark Bank deems the covenant compliance irrelevant as they are no longer relying on the covenant. There will be no further waiver fees charged to the Company.

In March 2020, the World Health Organization declared COVID-19 to be a pandemic. COVID-19 has spread throughout the globe, including in the State of New York where our headquarters are located, and in the State of New Jersey where our strip manufacturing facility is located. In response to the outbreak, we have followed the guidelines of the U.S. Centers for Disease Control and Prevention (“CDC”) and applicable state government authorities to protect the health and safety of our employees, families, suppliers, customers and communities. While these existing measures and, COVID-19 generally, have not materially disrupted our business operations to date, any future actions necessitated by the COVID-19 pandemic may result in disruption to our business. While we have not seen a disruption in our business operations to date, our drug testing sales have been negatively impacted by the pandemic.

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

We will continue to take steps to ensure that operating expenses and manufacturing costs remain in line with sales levels. We have consolidated job responsibilities in certain areas of the Company and this enabled us to implement personnel reductions. Sales declines result in lower cash balances and lower availability on our line of credit at times. We are promoting new products and service offerings to diversify our revenue stream, including a Covid-19 rapid antibody test. We also secured the business of two (2) new contract manufacturing customers.

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

Item 1A. Risk Factors

There have been no material changes to our risk factors set forth in Part I, Item 1A, in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 31, 2020, we issued 23,253 restricted shares of common stock to three (3) of our board members in connection with their attendance at a meeting of the Board of Directors. Each member was issued 7,751 restricted common shares as compensation for their attendance at a telephonic meeting of the Board of Directors held on March 31, 2020. The issuance of stock is in accordance with the director compensation structure approved by the Board of Directors on March 22, 2018 (as indicated in the Company’s Proxy Statement filed with the Commission on April 18, 2018).

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

AMERICAN BIO MEDICA CORPORATION (Registrant)

Dated: July 31, 2020	By:	/s/ Melissa A. Waterhouse
Melissa A. Waterhouse
Chief Executive Officer (Principal Executive Officer) Principal Financial Officer Principal Accounting Officer