Form 10-Q/A
period 2020-06-30
AMERICAN BIO MEDICA CORP
filed 2020-09-25
CIK 896747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q/A

Amendment No. 1

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes  ☐ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

35,953,476 Common Shares as of September 15, 2020

Explanatory Note

This Amendment No. 1 (the "Amendment") to the Quarterly Report on Form 10-Q of American Bio Medica Corporation (the "Company") for the quarter ended June 30, 2020, originally filed with the Securities and Exchange Commission on September 15, 2020 (the "Original Form 10-Q"), is being filed solely to correct a typographical error on the cover page of the Original Form 10-Q. More specifically, the “No” box was checked instead of the “Yes” box for the question regarding whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Act”) during the preceding 12 months as the Company has filed all reports required under the Act.

No other parts of the Original Form 10-Q presented incorrect share information.

This Amendment is limited in scope to the correction described above and does not amend, update, or change any other items or disclosures contained in the Original Form 10-Q. Accordingly, all other items that remain unaffected are omitted in this filing. Except as described in the preceding paragraph, this Amendment does not update any of the information contained in the Original Form 10-Q, which continues to speak as of the original filing date of the Original Form 10-Q.

This Amendment contains new certifications by the Company’s principal executive officer/principal financial officer, which are being filed as exhibits to the Amendment.

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

AMERICAN BIO MEDICA CORPORATION

Dated: September 25, 2020	By:	/s/ Melissa A. Waterhouse
Melissa A. Waterhouse
Chief Executive Officer (Principal Executive Officer) Principal Financial Officer Principal Accounting Officer