Form 10-Q
period 2020-09-30
AMERICAN BIO MEDICA CORP
filed 2020-11-16
CIK 896747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2020

☐    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____ to _____

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

35,953,476 Common Shares as of November 16, 2020

American Bio Medica Corporation

Index to Quarterly Report on Form 10-Q
For the quarter ended September 30, 2020

PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
 American Bio Medica Corporation
Condensed Balance Sheets

	September 30,	December 31,
	2020	2019
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$61,000	$4,000
Accounts receivable, net of allowance for doubtful accounts of $35,000 at September 30, 2020 and $34,000 at December 31, 2019	364,000	370,000
Inventory, net of allowance of $397,000 at September 30, 2020 and $291,000 at December 31, 2019	602,000	810,000
Prepaid expenses and other current assets	85,000	6,000
Right of use asset – operating leases	35,000	34,000
Total current assets	1,147,000	1,224,000
Property, plant and equipment, net	594,000	644,000
Patents, net	110,000	116,000
Right of use asset – operating leases	49,000	73,000
Other assets	21,000	21,000
Total assets	$1,921,000	$2,078,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$604,000	$652,000
Accrued expenses and other current liabilities	577,000	543,000
Right of use liability – operating leases	33,000	34,000
Wages payable	98,000	104,000
Line of credit	208,000	337,000
PPP Loan	332,000	0
Current portion of long-term debt, net of deferred finance costs	1,120,000	17,000
Total current liabilities	2,972,000	1,687,000
Long-term debt/other liabilities , net of current portion and deferred finance costs	0	1,108,000
Right of use liability – operating leases	49,000	73,000
Total liabilities	3,021,000	2,868,000
COMMITMENTS AND CONTINGENCIES
Stockholders' deficit:
Preferred stock; par value $.01 per share; 5,000,000 shares authorized, none issued and outstanding at September 30, 2020 and December 31, 2019	0	0
Common stock; par value $.01 per share; 50,000,000 shares authorized; 35,953,476 issued and outstanding at September 30, 2020 and 32,680,984 issued and outstanding as of December 31, 2019	359,000	327,000
Additional paid-in capital	21,658,000	21,437,000
Accumulated deficit	(23,117,000)	(22,554,000)
Total stockholders’ deficit	(1,100,000)	(790,000)
Total liabilities and stockholders’ deficit	$1,921,000	$2,078,000

The accompanying notes are an integral part of the condensed financial statements

American Bio Medica Corporation
 Condensed Statements of Operations
(Unaudited)

	For The Nine Months Ended
	September 30,
	2020	2019

Net sales	$3,370,000	$2,775,000

Cost of goods sold	2,362,000	1,805,000

Gross profit	1,008,000	970,000

Operating expenses:
Research and development	77,000	62,000
Selling and marketing	408,000	350,000
General and administrative	951,000	968,000
	1,436,000	1,380,000

Operating loss	(428,000)	(410,000)

Other (expense) / income :
Interest expense	(133,000)	(200,000)
Other income, net	0	172,000
	(133,000)	(28,000)

Net loss before tax	(561,000)	(438,000)

Income tax expense	(2,000)	(2,000)

Net loss	$(563,000)	$(440,000)

Basic and diluted loss per common share	$(0.02)	$(0.01)

Weighted average number of shares outstanding – basic & diluted	35,278,455	32,479,123

The accompanying notes are an integral part of the condensed financial statements

American Bio Medica Corporation
 Condensed Statements of Operations
(Unaudited)

	For The Three Months Ended
	September 30,
	2020	2019

Net sales	$883,000	$895,000

Cost of goods sold	648,000	536,000

Gross profit	235,000	359,000

Operating expenses:
Research and development	24,000	23,000
Selling and marketing	89,000	131,000
General and administrative	294,000	286,000
	407,000	440,000

Operating loss	(172,000)	(81,000)

Other (expense) / income:
Interest expense	(42,000)	(66,000)
Other income, net	0	3,000
	(42,000)	(63,000)

Net loss before tax	(214,000)	(144,000)

Income tax expense	(2,000)	(0)

Net loss	$(216,000)	$(144,000)

Basic and diluted loss per common share	$(0.01)	$(0.00)

Weighted average number of shares outstanding – basic & diluted	35,953,476	32,545,776

The accompanying notes are an integral part of the condensed financial statements

American Bio Medica Corporation
 Condensed Statements of Cash Flows
(Unaudited)

	For The Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(563,000)	$(440,000)
Adjustments to reconcile net loss to net cash provided by / (used in) operating activities:
Depreciation and amortization	60,000	61,000
Amortization of debt issuance costs	37,000	82,000
Allowance for doubtful accounts	1,000	(2,000)
Provision for slow moving and obsolete inventory	114,000	63,000
Share-based payment expense	2,000	4,000
Director fee paid with restricted stock	31,000	5,000
Refinance fee paid with restricted stock	21,000	0
Changes in:
Accounts receivable	5,000	(38,000)
Inventory	94,000	66,000
Prepaid expenses and other current assets	(56,000)	11,000
Accounts payable	(48,000)	247,000
Accrued expenses and other current liabilities	9,000	78,000
Wages payable	(6,000)	(142,000)
Net cash used in operating activities	(299,000)	(5,000)
Cash flows from investing activities:
Purchase of property, plant, and equipment	(4,000)	0
Net cash used in investing activities	(4,000)	0

Cash flows from financing activities:
Proceeds from debt financing	332,000	62,000
Payments on debt financing	(7,000)	(85,000)
Proceeds from Private Placement	164,000	0
Proceeds from lines of credit	3,449,000	2,876,000
Payments on lines of credit	(3,578,000)	(2,946,000)
Net cash provided by / (used in) financing activities	360,000	(93,000)

Net change in cash and cash equivalents	57,000	(98,000)
Cash and cash equivalents - beginning of period	4,000	113,000

Cash and cash equivalents - end of period	$61,000	$15,000
Supplemental disclosures of cash flow information
Non-Cash transactions:
Debt issuance cost paid with restricted stock	$0	$14,000
Loans converted to stock	$39,000	$0
Cash paid during period for interest	$109,000	$117,000
Cash paid during period for taxes	$2,000	$2,000

The accompanying notes are an integral part of the condensed financial statements

Notes to condensed financial statements (unaudited)
September 30, 2020

Note A - Basis of Reporting

The accompanying unaudited interim condensed financial statements of American Bio Medica Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. Accordingly, these unaudited interim condensed financial statements do not include all information and footnotes required by U.S. GAAP for complete financial statement presentation. These unaudited interim condensed financial statements should be read in conjunction with audited financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. In the opinion of management, the interim condensed financial statements include all normal, recurring adjustments which are considered necessary for a fair presentation of the financial position of the Company at September 30, 2020, and the results of operations for the three and nine month periods ended September 30, 2020 and September 30, 2019 and cash flows for the nine month periods ended September 30, 2020 and September 30, 2019.

Operating results for the nine months ended September 30, 2020 are not necessarily indicative of results that may be expected for the year ending December 31, 2020. Amounts at December 31, 2019 are derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

During the nine months ended September 30, 2020, there were no significant changes to the Company’s critical accounting policies, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

These unaudited interim condensed financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. The independent registered public accounting firm’s report on the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, contained an explanatory paragraph regarding the Company’s ability to continue as a going concern. As of the date of this report, the Company’s current cash balances, together with cash generated from future operations and amounts available under the Company’s credit facilities may not be sufficient to fund operations through November 2021.

Throughout the nine months ended September 30, 2020, the Company had a line of credit with Crestmark Bank. The maximum availability on the Company’s line of credit was $1,000,000 beginning June 22, 2020 when the facility was amended and extended. However, because the amount available under the line of credit is based upon the Company’s accounts receivable, the amounts actually available under our line of credit (historically) have been significantly less than the maximum availability. As of September 30, 2020, based on the Company’s availability calculation, there were no additional amounts available under the Company’s line of credit because the Company draws any balance available on a daily basis.

In February 2020, our credit facilities with Cherokee Financial, LLC were extended for another 12 months, or until February 15, 2021 (which is less than 12 months from the date of this report). Our total debt at September 30, 2020 with Cherokee Financial, LLC is $1,120,000. We do not expect cash from operations within the next 12 months to be sufficient to pay the amounts due under these credit facilities, which is due in full on February 15, 2021. We are currently looking at alternatives to further extend or refinance these facilities.

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

ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, issued in August 2020 simplifies the accounting for convertible debt and convertible preferred stock by removing the requirements to separately present certain conversion features in equity. In addition, the amendments also simplify the guidance in ASC Subtopic 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity, by removing certain criteria that must be satisfied in order to classify a contract as equity, which is expected to decrease the number of freestanding instruments and embedded derivatives accounted for as assets or liabilities. Finally, the amendments revise the guidance on calculating earnings per share, requiring use of the if-converted method for all convertible instruments and rescinding an entity’s ability to rebut the presumption of share settlement for instruments that may be settled in cash or other assets. The amendments are effective for public companies for fiscal years beginning after December 15, 2021. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The guidance must be adopted as of the beginning of the fiscal year of adoption. The Company is evaluating the impact of ASU 2020-06.

Any other new accounting pronouncements recently issued, but not yet effective, have been reviewed and determined to be not applicable or were related to technical amendments or codification. As a result, the adoption of such new accounting pronouncements, when effective, is not expected to have a material effect on the Company’s financial position or results of operations.

Reclassifications

Certain items have been reclassified from the prior year to conform to the current year presentation.

Note B – Inventory

Inventory is comprised of the following:	September 30, 2020	December 31, 2019

Raw Materials	$695,000	$670,000
Work In Process	113,000	141,000
Finished Goods	191,000	290,000
Allowance for slow moving and obsolete inventory	(397,000)	(291,000)
	$602,000	$810,000

Note C – Net Loss Per Common Share

             Basic net loss per common share is calculated by dividing the net loss by the weighted average number of outstanding common shares during the period. Diluted net loss per common share includes the weighted average dilutive effect of stock options and warrants. Potential common shares outstanding as of September 30, 2020 and 2019:

	September 30, 2020	September 30, 2019

Warrants	0	2,000,000
Options	2,142,000	2,252,000
	2,142,000	4,252,000

The number of securities not included in the diluted net loss per share for the three and nine months ended September 30, 2020 and the three and nine months ended September 30, 2019 was 2,142,000 and 4,252,000, respectively, as their effect would have been anti-dilutive due to the net loss in both of the three and nine month periods.

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

Note E – Line of Credit and Debt

The Company’s Line of Credit and Debt consisted of the following as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
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
	$900,000	$900,000
Crestmark Line of Credit: Line of credit maturing on September 22, 2021 with interest payable at a variable rate based on WSJ Prime plus 3% with a floor or 5.25%; loan fee of 0.5% annually & monthly maintenance fee of 0.3% on actual loan balance from prior month. Early termination fee of 2% if terminated prior to natural expiration. Loan is collateralized by first security interest in receivables and inventory and the all-in interest rate as of the date of this report is 12.94%.	208,000	337,000
Crestmark Equipment Term Loan: 38 month equipment loan related to the purchase of manufacturing equipment, at an interest rate of WSJ Prime Rate plus 3%; or 6.25%. The loan was satisfied in the quarter ended September 30, 2020.	0	7,000
2019 Term Loan with Cherokee Financial, LLC: 1 year note at an annual fixed interest rate of 18% paid quarterly in arrears with first interest payment being made on May 15, 2019 and a balloon payment being due on February 15, 2020. Loan was extended for another year (or until February 15, 2021) under the same terms and conditions. A penalty of $20,000 was added to the loan principal on February 15, 2020 in connection with the extension of the loan.	220,000	200,000
July 2019 Term Loan with Chaim Davis, et al: Notes at an annual fixed interest rate of 7.5% paid monthly in arrears with the first payment being made on September 1, 2019 and the final payment being made on October 1, 2020. Loan principal was fully converted into restricted common shares on March 2, 2020.	0	10,000
December 2019 Convertible Note: Convertible note with a conversion date of 120 days or upon the closing of a 2020 funding transaction (whichever is sooner). Note principal was fully converted into restricted common shares on March 2, 2020 as part of our February 2020 private placement.	0	25,000
April 2020 PPP Loan with Crestmark: 2 year SBA loan at 1% interest with first payment due October 2020. Company intends to apply for forgiveness of loan under PPP guidelines after 24 weeks, or after October 2020.	332,000	0
	$1,660,000	$1,479,000
Less debt discount & issuance costs (Cherokee Financial, LLC loans)	0	(17,000)
Total debt, net	$1,660,000	$1,462,000

Current portion	$1,660,000	$354,000
Long-term portion, net of current portion	$0	$1,125,000

LOAN AND SECURITY AGREEMENT WITH CHEROKEE FINANCIAL, LLC (“CHEROKEE”)

On March 26, 2015, the Company entered into a LSA with Cherokee (the “Cherokee LSA”). The debt with Cherokee is collateralized by a first security interest in real estate and machinery and equipment. Under the Cherokee LSA, the Company was provided the sum of $1,200,000 in the form of a 5-year Note at a fixed annual interest rate of 8%. The Company received net proceeds of $80,000 after $1,015,000 of debt payments, and $105,000 in other expenses and fees. The expenses and fees (with the exception of the interest expense) were deducted from the balance on the Cherokee LSA and were amortized over the initial term of the debt (in accordance with ASU No. 2015-03). The Company was required to make annual principal reduction payments of $75,000 on each anniversary of the date of the closing; with the first principal reduction payment being made on February 15, 2016 and the last principal reduction payment being made on February 15, 2019; partially with proceeds received from a new, larger term loan with Cherokee (See 2019 Term Loan with Cherokee within this Note E).

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

The Company recognized $72,000 in interest expense related to the Cherokee LSA in the nine months ended September 30, 2020 (of which $16,000 is debt issuance cost amortization recorded as interest expense), and $125,000 in interest expense related to the Cherokee LSA in the nine months ended September 30, 2019 (of which $70,000 is debt issuance cost amortization recorded as interest expense). The Company recognized $20,000 in interest expense related to the Cherokee LSA in the three months ended September 30, 2020 (of which $0 is debt issuance cost amortization recorded as interest expense), and $42,000 in interest expense related to the Cherokee LSA in the three months ended September 30, 2019 (of which $23,000 is debt issuance cost amortization recorded as interest expense).

The Company had $12,000 in accrued interest expense at September 30, 2020 related to the Cherokee LSA and $10,000 in accrued interest expense at September 30, 2019.

As of September 30, 2020, the balance on the Cherokee LSA was $900,000. As of December 31, 2019, the balance on the Cherokee LSA was $900,000; however, the discounted balance was $884,000.

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

Until the amendment on June 22, 2020, the Crestmark LOC provided the Company with a revolving line of credit up to $1,500,000 (“Maximum Amount”). The Maximum Amount was subject to an Advance Formula comprised of: 1) 90% of Eligible Accounts Receivables (excluding, receivables remaining unpaid for more than 90 days from the date of invoice and sales made to entities outside of the United States), and 2) up to 40% of eligible inventory plus up to 10% of Eligible Generic Packaging Components not to exceed the lesser of $350,000, or 100% of Eligible Accounts Receivable. However, as a result of an amendment executed on June 25, 2018, the amount available under the inventory component of the line of credit was changed to 40% of eligible inventory plus up to 10% of Eligible Generic Packaging Components not to exceed the lesser of $250,000 (“Inventory Sub-Cap Limit”) or 100% of Eligible Accounts Receivable. In addition, the Inventory Sub-Cap Limit was reduced by $10,000 per month as of July 1, 2018 and thereafter on the first day of the month until the Inventory Sub-Cap Limit was reduced to $0, (making the Crestmark LOC an accounts-receivable based line only). This means that as of June 30, 2020, there is no inventory sub-cap. Upon execution of the amendment, the Maximum Amount was reduced to $1,000,000 and with the Inventory Sub-Cap Limit gone as of July 1, 2020; the Crestmark LOC is a receivables-based only line of credit.

The Crestmark LOC has a minimum loan balance requirement of $500,000. At September 30, 2020, the Company did not meet the minimum loan balance requirement as our balance was $208,000. Under the LSA, Crestmark has the right to calculate interest on the minimum balance requirement rather than the actual balance on the Crestmark LOC (and they are exercising that right). The Crestmark LOC is secured by a first security interest in the Company’s inventory, and receivables and security interest in all other assets of the Company (in accordance with permitted prior encumbrances).

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

Interest on the Crestmark LOC is at a variable rate based on the Prime Rate plus 3% with a floor of 5.25%. As of the date of this report, the interest only rate on the Crestmark LOC is 6.25%. As of the date of this report, with all fees considered (the interest rate + an Annual Loan Fee of $7,500 + a monthly maintenance fee of 0.30% of the actual average monthly balance from the prior month), the interest rate on the Crestmark LOC was 12.94%.

The Company recognized $29,000 in interest expense related to the Crestmark LOC in the nine months ended September 30, 2020 and $36,000 in interest expense related to the Crestmark LOC in the nine months ended September 30, 2019. The Company recognized $10,000 in interest expense in the three months ended September 30, 2020 and $11,000 in interest expense in the three months ended September 30, 2019.

Given the nature of the administration of the Crestmark LOC, at September 30, 2020, the Company had $0 in accrued interest expense related to the Crestmark LOC, and there is $0 in additional availability under the Crestmark LOC.

At September 30, 2020, the balance on the Crestmark LOC was $208,000 and as of December 31, 2019, the balance on the Crestmark LOC was $337,000.

EQUIPMENT LOAN WITH CRESTMARK

On May 1, 2017, the Company entered into term loan with Crestmark in the amount of $38,000 related to the purchase of manufacturing equipment. The equipment loan is collateralized by a first security interest in a specific piece of manufacturing equipment. The Company executed an amendment to its LSA and Promissory Note with Crestmark. The amendments addressed the inclusion of the term loan into the LSA and an extension of the Crestmark LOC. No terms of the Crestmark LOC were changed in the amendment. The interest rate on the term loan was the WSJ Prime Rate plus 3%; or 6.25%. The loan was satisfied in the quarter ended September 30, 2020.

The Company incurred minimal interest expense in the nine months ended September 30, 2020 related to the Equipment Loan and less than $1,000 in interest expense in the nine months ended September 30, 2019. The Company incurred minimal interest expense in the three months ended September 30, 2020 and less than $1,000 in interest expense in the three months ended September 30, 2019. The balance on the Equipment Loan is $0 at September 30, 2020 and $7,000 at December 31, 2019.

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

The annual interest rate under the 2019 Cherokee Term Loan is 18% (fixed) paid quarterly in arrears with the first interest payment being made on May 15, 2019 and the latest interest payment being made in September 2020. The loan was required to be paid in full on February 15, 2020.

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

The Company recognized $30,000 in interest expense related to the 2019 Cherokee Term Loan in the nine months ended September 30, 2020 (of which $1,000 is debt issuance cost amortization recorded as interest expense) and $35,000 in interest expense (of which $11,000 was debt issuance costs recorded as interest expense) in the nine months ended September 30, 2019. The Company recognized $10,000 in interest expense related to the 2019 Cherokee Term Loan in the three months ended September 30, 2020 (of which $0 is debt issuance cost amortization recorded as interest expense) and $13,000 in interest expense in the three months ended September 30, 2019, (of which $4,000 was debt issuance cost amortization recorded as interest expense).

The Company had $6,000 in accrued interest expense at September 30, 2020 related to the Cherokee Term Loan and $5,000 in accrued interest expense at September 30, 2019. The balance on the 2019 Term Loan is $220,000 at September 30, 2020 (including the $20,000 penalty referenced above). As of December 31, 2019, the balance on the Cherokee Term Loan was $200,000; however, the discounted balance was $199,000.

SBA PAYCHECK PROTECTION LOAN (PPP LOAN)

On April 22, 2020, we entered into a Promissory Note (“PPP Note”) for $332,000 with Crestmark Bank, pursuant to the U.S. Small Business Administration Paycheck Protection Program under Title I of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act passed by Congress and signed into law on March 27, 2020. The PPP Note is unsecured, bears interest at 1.00% per annum, with principal and interest payments deferred for the first six months, and matures in two years. The principal is payable in equal monthly installments, with interest, beginning on the first business day after the end of the deferment period. The PPP Note may be forgiven subject to the terms of the Paycheck Protection Program. Additionally, certain acts of the Company, including but not limited to: (i) the failure to pay any taxes when due, (ii) becoming the subject of a proceeding under any bankruptcy or insolvency law, (iii) making an assignment for the benefit of creditors, or (iv) reorganizing, merging, consolidating or otherwise changing ownership or business structure without PPP Lender’s prior written consent, are considered events of default which grant Lender the right to seek immediate payment of all amounts owing under the PPP Note. The Company intends to apply for forgiveness of loan in the amount of $332,000 under PPP guidelines after 24 weeks, or after October 2020.

The Company recognized $2,000 in interest expense related to the PPP loan in the nine and three months ended September 30, 2020. The $2,000 was accrued at September 30, 2020 and is eligible for forgiveness under PPP guidelines.

OTHER DEBT INFORMATION

In addition to the debt indicated previously, previous debt facilities (paid in full via refinance or conversion into equity) had financial impact on the nine months ended September 30, 2020. More specifically:

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

The Company recognized $3,000 in interest expense related to the 2018 Cherokee Term Loan in the nine months ended September 30, 2019 (of which $2,000 was debt issuance costs recorded as interest expense). The company recognized $0 of interest expense in the 3 months ended September 30, 2019. As of September 30, 2020 and December 31, 2019, the balance on the 2018 Cherokee Term Loan was $0 as the Company paid the facility in full with proceeds from the 2019 Term Loan with Cherokee.

JULY 2019 TERM LOAN WITH CHAIM DAVIS, ET AL

On July 31, 2019, the Company entered into loan agreements with two (2) individuals, under which each individual provided the Company the sum of $7,000 (for a total of $14,000) to be used in connection with certain fees and/or expenses related legal matters of the Company (the “July 2019 Term Loan”). One of the individuals was our Chairman of the Board Chaim Davis. There were no expenses related to the July 2019 Term Loan. The first payment of principal and interest was due on September 1, 2019 and the last payment of principal and interest was due on October 1, 2020. The annual interest rate of the July 2019 Term Loan was fixed at 7.5% (which represented the WSJ Prime Rate when the loan agreements were executed) +2.0%.

All amounts loaned under the July 2019 Term Loan were converted into equity as part of a private placement closed in February 2020. Any interest that was incurred under the facility in 2019 and up to the conversion in February 2020 was forgiven by the holders. The balance on the July 2019 Term Loan was $0 at September 30, 2020 and $10,000 at December 31, 2019.

DECEMBER 2019 CONVERTIBLE NOTE

On December 31, 2019, the Company entered into a Convertible Note with one individual in the amount of $25,000 (“2019 Convertible Note”). Under the terms of the 2019 Convertible Note, the principal amount would convert into equity within 120 days of the origination of the note or upon the close of a contemplated private placement in early 2020, whichever was sooner. The 2019 Convertible Note did not bear any interest and was ultimately converted into equity as part of a private placement closed in February 2020. The balance on the 2019 Convertible Note was $0 at September 30, 2020 and $25,000 at December 31, 2019.

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

During the three months ended September 30, 2020, the Company issued 0 options to purchase shares of common stock. During the three months ended September 30, 2019, the Company issued 0 options to purchase shares of stock to any of its non-employee board members.

Stock option activity for the nine months ended September 30, 2020 and the nine months ended September 30, 2019 is summarized as follows (the figures contained within the tables below have been rounded to the nearest thousand):

	Nine months ended September 30, 2020			Nine months ended September 30, 2019
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of September 30, 2020	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of September 30, 2019
Options outstanding at beginning of year	2,252,000	$0.13		2,222,000	$0.13
Granted	0	NA		80,000	$0.07
Exercised	0	NA		0	NA
Cancelled/expired	(110,000)	$0.10		(50,000)	$0.20
Options outstanding at end of period	2,142,000	$0.13	$398,000	2,252,000	$0.13	$1,000
Options exercisable at end of period	2,142,000	$0.13		2,172,000	$0.13

The Company recognized $2,000 in share based payment expense in the nine months ended September 30, 2020 and $4,000 in share based payment expense in the nine months ended September 30, 2019. The Company recognized $0 in share based payment expense in the three months ended September 30, 2020 and $1,000 in share based payment expense in the three months ended September 30, 2019. At September 30, 2020, there was $0 of total unrecognized share based payment expense related to stock options.

 The following table summarizes weighted-average assumptions using the Black-Scholes option-pricing model used on the date of the grants issued during the nine months ended September 30, 2020 and September 30, 2019:

	Nine months ended
	2020	2019
Volatility	NA	85%
Expected term (years)	NA	10 years
Risk-free interest rate	NA	2.01%
Dividend yield	NA	0%

 Warrants

Warrant activity for the nine months ended September 30, 2020 and the nine months ended September 30, 2019 is summarized as follows:

	Nine months ended September 30, 2020			Nine months ended September 30, 2019
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of September 30, 2020	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of September 30, 2019
Warrants outstanding at beginning of year	2,000,000	$0.18		2,000,000	$0.18
Granted	0	NA		0	NA
Exercised	0	NA		0	NA
Cancelled/expired	(2,000,000)	$0.18		0	NA
Warrants outstanding at end of year	0	NA	None	2,000,000	$0.18	None
Warrants exercisable at end of year	0	NA		2,000,000	$0.18

In the nine months ended September 30, 2020 and September 30, 2019, the Company recognized $0 in debt issuance and deferred finance costs related to the issuance of warrants. In the three months ended September 30, 2020 and September 30, 2019, the Company recognized $0 in debt issuance and deferred finance costs related to the issuance of warrants. As of September 30, 2020, there was $0 of total unrecognized expense.

NOTE G – CHANGES IN STOCKHOLDERS’ DEFICIT

The following table summarizes the changes in stockholders’ deficit for the nine month periods ended September 30, 2020 and September 30, 2019:

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balance – December 31, 2019	32,680,984	$327,000	$21,437,000	(22,554,000)	$(790,000)
Shares issued in connection with private placement	2,842,856	28,000	171,000		199,000
Shares issued to Cherokee in connection with loan	300,000	3,000	18,000		21,000
Share based payment expense			2,000		2,000
Shares issued for board meeting attendance in lieu of cash	129,636	1,000	30,000		31,000
Net loss				(563,000)	(563,000)
Balance – September 30, 2020	35,953,476	$359,000	$21,658,000	$(23,117,000)	$(1,100,000)

Balance – December 31, 2018	32,279,368	$323,000	$21,404,000	$(21,873,000)	$(146,000)
Shares issued to Cherokee in connection with loan	200,000	2,000	12,000		14,000
Shares issued for board meeting attendance in lieu of cash	66,408		5,000		5,000
Share based payment expense			4,000		4,000
Net loss				(440,000)	(440,000)
Balance-September 30, 2019	32,545,776	$325,000	$21,425,000	$(22,313,000)	$(563,000)

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

Overview/Plan of Operations

Sales in the nine months ended September 30, 2020 were positively impacted by the sales and marketing of a Rapid Test to detect Covid-19 antibodies in whole blood, serum or plasma (that we are selling via a distribution agreement with Healgen Scientific, LLC; hereinafter referred to as the Covid-19 rapid antibody test) while sales of our drugs of abuse testing products continued to be negatively impacted by the price competitiveness in our core markets (government, employment and clinical) and by the Covid-19 pandemic, although it does appear that drug test sales are starting to rebound compared to earlier in 2020. In late March 2020, we began marketing the Covid-19 rapid antibody test, manufactured by Healgen Scientific, LLC, in full compliance with the March 16, 2020 Emergency Use Authorization (“EUA”) policy set forth by the United States Food and Drug Administration (FDA) and in accordance with an EUA issued by FDA on May 29, 2020. Due to specific regulatory events that occurred from March 2020 until May 2020, we did not record any sales of Covid-19 tests until later in May 2020, although we did take pre-orders (with payments) for Covid-19 tests prior to shipping product.

In October 2020, we announced that we signed a distribution agreement with Co-Diagnostics, Inc. granting ABMC the right to market and sell the Logix Smart Covid-19 tests in the United States on a non-exclusive basis. The addition of the Co-Diagnostics single step RT-PCR to the ABMC Covid-19 product portfolio is part of our plan to offer a wide range of testing options for Covid-19. We believe there are a number of additional applications for Covid-19 antibody testing, but diagnostic testing is still in high demand in the US. The Co-Diagnostic RT-PCR test is a great complement to the Covid-19 rapid antibody test we distribute. In addition to the Covid-19 rapid antibody tests and RT-PCR tests, additional products and services are being offered to diversify our revenue stream through third party relationships. We currently offer a lower-cost alternative for onsite drug testing, point of care products for certain infectious diseases and alternative drug testing sample methods. With the exception of the lower-cost drug test alternative and Covid-19 rapid antibody tests, these offerings have yet to materially positively impact sales. In the year ended December 31, 2019, we expanded our contract manufacturing operations with two (2) new customers. Beginning in mid-2019, we can sell oral fluid drugs tests in the employment and insurance markets under a limited exemption set forth by the FDA. Prior to this point, we could only sell our oral fluid drug tests in the forensic market in the United States and to markets outside the United States. We are hopeful that gaining access to this market again will enable us to see revenue growth for our oral fluid drug tests in the future; however, we are uncertain when/if in the year ended December 31, 2020 we will see significant sales oral fluid drug testing in the employment market given the current global health crises and Covid-19.

We are focusing our efforts on further penetration of markets with new products, including, but not limited to, the Covid-19 rapid antibody and the RT PCR test for Covid-19 we are distributing as well as other infectious disease products we are offering. We are also looking for avenues to capitalize on our US manufacturing operations; especially during this time of high demand for diagnostic products for Covid-19. Operating expenses increased $56,000 in the nine months ended September 30, 2020 versus the nine months ended September 30, 2019 due to commissions paid on sales of the Covid-19 rapid antibody tests. We continuously make efforts to control operational expenses to ensure they are in line with sales. We have consolidated job responsibilities in certain areas of the Company as a result of employee retirement and other departures and this has enabled us to implement personnel reductions. Throughout most of the six months ended June 30, 2020, we also maintained a 10% salary deferral program for our sole executive officer, our Chief Executive Officer/Principal Financial Officer Melissa Waterhouse. The 10% deferral program ceased in early June 2020 considering the length of time the deferral was in place for Waterhouse (almost 7 years) and the balance owed. Until his departure in November 2019, another member of senior management participated in the program. As of September 30, 2020, we had total deferred compensation owed to these two individuals in the amount of $154,000. We did not make any payments on deferred compensation to Melissa Waterhouse in the nine months ended September 30, 2020 or in the nine months ended September 30, 2019. After the member of senior management retired in November 2019, we agreed to make payments for the deferred comp owed to this individual. In the nine months ended September 30, 2020 we made payments totaling $45,000 to this individual; we did not make any payment to this individual in the nine month ended September 30, 2019. We will continue to make payments to the former member of senior management throughout the year ending December 31, 2020 and when/if cash flow from operations allows, we intend to repay/make payments on the deferred compensation owed to Melissa Waterhouse.

Our continued existence is dependent upon several factors, including our ability to: 1) raise revenue levels even though the drug testing market continues to be infiltrated by product manufactured outside of the United States as well as being impacted by the global health crisis caused by Covid-19, 2) further penetrate the markets (in and outside of the United States) for Covid-19 rapid antibody tests, 3) secure new contract manufacturing customers, 4) control operational costs to generate positive cash flows, 5) maintain our current credit facilities or refinance our current credit facilities if necessary, and 6) if needed, obtain working capital by selling additional shares of our common stock.

Results of operations for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019

NET SALES: Net sales for nine months ended September 30, 2020 increased 21.4% when compared to net sales in the nine months ended September 30, 2019. Sales of the Covid-19 rapid antibody tests in the amount of $1,382,000 offset declines in drug test product sales which were negatively impacted by the Covid-19 pandemic. Contract manufacturing sales remained relatively flat; sales of RSV tests increased in the nine months ended September 30, 2020 due to increased diagnostic testing for respiratory viruses during the pandemic, while sales of malaria tests decreased due to decreased demand as a result of a shift in focus to Covid-19 tests in areas outside the US.

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

In order to provide our customers with a diagnostic option for Covid-19, in October 2020 we began distributing the Co-Diagnostic Logix Smart Covid-19 tests in the United States. This RT-PCR test enables us to offer customers a diagnostic tool that can be run on high-throughput machines in clinical laboratories certified under Clinical Laboratory Improvement Amendments (CLIA).

We believe that the demand for Covid-19 rapid antibody tests will increase over time as the need for data increases; that is, when testing is used as a means to determine the full impact/extent of the virus, its mortality rate, the length of time antibodies remain in the body and the impact of the antibodies on the virus, as well as a means to monitor the efficacy of vaccines as they are released. Information to date suggests that a vaccine could be available in early 2021. It is our opinion that once a vaccine (or vaccines) is/are released, the antibody status of individuals will be monitored very closely and rapid antibody tests are appropriate for this application.

Our core markets for drug test sales are clinical, government and workplace; all of which require a lower amount of testing due to stay at home orders, reduced workforce and reduced budgets. In the nine months ended September 30, 2020, we have started to see some rebound in our drug testing markets, however, given the uncertainty of the markets (as they related to the pandemic), we are unsure at this time whether this rebound will continue.

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

We do expect the marketing of the Covid-19 rapid antibody test and the RT PCR test for Covid-19 to further positively impact our revenues in the year ending December 31, 2020, however we do not yet know the full extent of the impact of COVID-19 test sales on our business, our financial condition and/or results of operations. The extent to which sales of the COVID-19 test may impact our business, operating results, financial condition, or liquidity in the future will depend on future developments which are evolving and uncertain including the duration of the outbreak and the need for antibody and diagnostic testing in the future.

As the market for Covid-19 testing develops over time, we are also reviewing alternative products to offer our customers; products such as antigen tests and tests that use new (alternative) samples (such as saliva or breath).

GROSS PROFIT: Gross profit decreased to 29.9% of sales in the nine months ended September 30, 2020 compared to 34.9% of net sales in the nine months ended September 30, 2019. Although net sales increased, the increase in sales was a result of products we distribute. Sales of products that we manufactured (primarily drug tests) decreased and this resulted in greater inefficiencies in manufacturing. Manufacturing inefficiencies typically occur when revenues decline (from manufacturing) because certain overhead costs are fixed and cannot be reduced; if fewer testing strips are produced and fewer products are assembled this results in higher costs being expensed through cost of goods. Lower product pricing to customers also negatively impacts gross profit. We are continually taking actions to adjust our production schedules to try to mitigate future inefficiencies and we closely examine our gross profit margins on our manufactured products.

Lower gross margins from drug test sales (due to the increased manufacturing inefficiencies) were partially offset by higher margins related to Covid-19 rapid antibody tests. It is uncertain whether the current profit margins of Covid-19 test sales will continue at the present rate. Various factors can affect market pricing (such as an increased number of EUA issued products and their availability to customers, and costs of materials to manufacture the Covid-19 tests).

Operating expenses increased 4.0% in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. Research & Development and Selling and Marketing expenses increased while General and Administrative expenses decreased. More specifically:

Research and development (“R&D”)

R&D expense increased 24.2% when comparing the nine months ended September 30, 2020 with the nine months ended September 30, 2019. Increased FDA compliance costs (associated with timing of facility registration fees) and increased costs related to supplies and materials were the primary reasons for the increase in expenses. All other expenses remained relatively consistent when comparing the two nine-month periods. In the nine months ended September 30, 2020, our R&D department primarily focused their efforts on the enhancement of our current products and the validation of new materials for our drug testing products.

Selling and marketing

Selling and marketing expense in the nine months ended September 30, 2020 increased 16.6% when compared to the nine months ended September 30, 2019. The primary reason for the increase in selling and marketing expense is commissions paid related to sales of the Covid-19 rapid antibody test. In addition to commissions, employee benefits costs contributed to the increase. These increases were partially offset by decreased sales travel (as a result of the Covid-19 pandemic) and lower auto allowance costs.

In the nine months ended September 30, 2020, we continued selling and marketing efforts related to our drug tests and we continued to take actions to secure new contract manufacturing customers. In addition, we promoted lower cost alternatives for onsite drug testing and point of care products for infectious disease (through relationships with third parties). The addition of these offerings did not result in increased selling and marketing expenses. In late March 2020, we also started selling a Covid-19 rapid antibody test from Healgen Scientific, LLC via a distribution relationship. As of result of this new product offering, we recorded increased sales commission rates. We are also taking efforts to increase the size of our sales team to further penetrate the Covid-19 market and drug test markets. We will continue to take all steps necessary to ensure selling and marketing expenditures are in line with sales.

General and administrative (“G&A”)

G&A expense decreased 1.8% in the nine months ended September 30, 2020 when compared to G&A expense in the nine months ended September 30, 2019. Decreased costs associated with administrative and quality assurance employees (due to fewer employees and/or the consolidation of job responsibilities), insurance costs, legal fees (due to settlement of the ABMC v. Bailey litigation) were almost entirely offset by increased non-cash costs related to meetings of the Board of Directors and bank service fees (due to increased costs related to extension of credit facilities).

Other Income and Expense: Other expense of $133,000 in the nine months ended September 30, 2020 consisted of interest expense associated with our credit facilities (our line of credit, equipment loan with Crestmark Bank and our two loans with Cherokee Financial, LLC). Other expense of $28,000 in the nine months ended September 30, 2019 consisted of interest expense associated with our credit facilities (our line of credit, equipment loan with Crestmark Bank, and our two loans with Cherokee Financial, LLC), offset by other income related to gains on certain liabilities.

Results of operations for the three months ended September 30, 2020 compared to the three months ended September 30, 2019

NET SALES: Net sales for the three months ended September 30, 2020 decreased 1.3%, when compared to net sales in the three months ended September 30, 2019. Sales of the Covid-19 rapid antibody tests in the amount of $277,000 offset declines in drug test product sales which were negatively impacted by the Covid-19 pandemic. Contract manufacturing sales increased in the three months ended September 30, 2020 due to increased sales of RSV tests as a result of increased diagnostic testing for respiratory viruses during the pandemic and increased sales of malaria tests due to the fact that we secured the malaria manufacturing customer in mid-2019.

We began selling the Covid-19 rapid antibody test in late March 2020; however there were a number of regulatory events that resulted in an inability to get supply of the product from the manufacturing plant in China until May 2020. Once those events were addressed, we were able to receive product and ship orders to customers. The Covid-19 rapid antibody test is not a diagnostic test. Recently there have been infection surges in and outside the United States. As these infection surges occur, there is a higher demand for diagnostic tests (i.e. PCR’s or antigen tests); although the CDC has indicated that antibody testing can help establish a clinical picture when patients have late complications of COVID-19 illness, such as multisystem inflammatory syndrome in children. The limited amount of Covid-19 rapid antibody tests in the three months ended September 30, 2020 is evidence of the impact of the surges and the need for diagnostic tests over antibody testing.

In order to provide our customers with a diagnostic option for Covid-19, in October 2020 we began distributing the Co-Diagnostic Logix Smart Covid-19 tests in the United States. This RT-PCR test enables us to offer customers a diagnostic tool that can be run on high-throughput machines in clinical laboratories certified under Clinical Laboratory Improvement Amendments (CLIA).

We believe that the demand for Covid-19 rapid antibody tests will increase over time as the need for data increases; that is, when testing is used as a means to determine the full impact/extent of the virus, its mortality rate, the length of time antibodies remain in the body and the impact of the antibodies on the virus, as well as a means to monitor the efficacy of vaccines as they are released. Information to date suggests that a vaccine could be available in early 2021. It is our opinion that once a vaccine (or vaccines) is/are released, the antibody status of individuals will be monitored very closely and rapid antibody tests are appropriate for this application.

Our core markets for drug test sales are clinical, government and workplace; all of which require a lower amount of testing due to stay at home orders, reduced workforce and reduced budgets. In the three months ended September 30, 2020, we have started to see some rebound in our drug testing markets, however, given the uncertainty of the markets (as they related to the pandemic), we are unsure at this time whether this rebound will continue.

In addition to the negative sales impact from the customer side, we also continued to experience delays in materials from vendors due to decreased production levels resulting from stay at home orders and reduced workforce numbers. While our staff continues to work due to the essential nature of our manufacturing, delays in materials resulted in customer backorders for specific products that required the materials in question.

We do expect the marketing of the rapid antibody test and the RT PCR test for Covid-19 to further positively impact our revenues in the year ending December 31, 2020, however we do not yet know the full extent of the impact of COVID-19 test sales on our business, our financial condition and/or results of operations. The extent to which sales of the COVID-19 test may impact our business, operating results, financial condition, or liquidity in the future will depend on future developments which are evolving and uncertain including the duration of the outbreak and the need for antibody and diagnostic testing in the future.

As the market for Covid-19 testing develops over time, we are also reviewing alternative products to offer our customers; products such as antigen tests and tests that use new (alternative) samples (such as saliva or breath).

GROSS PROFIT: Gross profit decreased to 26.6% of net sales in the three months ended September 30, 2020 from 40.0% of net sales in the three months ended September 30, 2019. Although sales were relatively flat when comparing the two periods, drug test sales declined and those declines were partially offset by increased sales of products we distribute (primarily Covid-19 related). This means that sales of products that we manufactured (primarily drug tests) decreased and this resulted in greater inefficiencies in our drug test manufacturing. Manufacturing inefficiencies typically occur when revenues decline (from manufacturing) because certain overhead costs are fixed and cannot be reduced; if fewer testing strips are produced and fewer products are assembled this results in higher costs being expensed through cost of goods. Lower product pricing to customers also negatively impacts gross profit. We are continually taking actions to adjust our production schedules to try to mitigate future inefficiencies and we closely examine our gross profit margins on our manufactured products.

Lower gross margins (due to the increased manufacturing inefficiencies) from drug test sales were partially offset by higher margins related to Covid-19 rapid antibody tests. It is uncertain whether the current profit margins of Covid-19 test sales will continue at the present rate. Various factors can affect market pricing (such as an increased number of EUA issued products and their availability to customers, and costs of materials to manufacture the Covid-19 tests).

OPERATING EXPENSES: Operating expenses decreased 7.5% in the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Selling and Marketing expense decreased while research and development remained relatively unchanged and general and administrative expense increased. More specifically:

Research and development (“R&D”)

R&D expense was relatively unchanged when comparing the three months ended September 30, 2020 with the three months ended September 30, 2019 as all expenses remained consistent with the prior year. In the three months ended September 30, 2020, our R&D department primarily focused their efforts on the enhancement of our current products and the validation of new materials for our drug testing products.

Selling and marketing

Selling and marketing expense in the three months ended September 30, 2020 decreased 32.1% when compared to the three months ended September 30, 2019. The primary reason for the decrease in selling and marketing expense is reduced employee expenses (salaries, benefits and auto expense) due to turnover and reduced net shipping/freight costs. These decreases were offset by increased commissions related to sales of the Covid-19 rapid antibody test.

In the three months ended September 30, 2020, we continued selling and marketing efforts related to our drug tests and we continued to take actions to secure new contract manufacturing customers. In addition, we promoted lower cost alternatives for onsite drug testing and point of care products for infectious disease (through relationships with third parties). The addition of these offerings did not result in increased selling and marketing expenses. In late March 2020, we also started selling a Covid-19 rapid antibody test from Healgen Scientific, LLC via a distribution relationship. As of result of this new product offering, we recorded increased sales commission rates. We are also taking efforts to increase the size of our sales team to further penetrate the Covid-19 market and drug test markets. We will continue to take all steps necessary to ensure selling and marketing expenditures are in line with sales.

General and administrative (“G&A”)

G&A expense increased 2.8% in the three months ended September 30, 2020 when compared to G&A expense in the three months ended September 30, 2019. Decreased annual meeting costs (as we have not yet had our annual meeting of shareholders due to the pandemic), decreased costs related to insurance, fees associated with our ISO audit (due to timing of audit) and lower legal fees (as a result of the settlement of the ABMC v. Bailey litigation) were partially offset by increased bank service fees (due to increased costs related to extension of credit facilities).

Other income and expense:

Other expense of $42,000 in the three months ended September 30, 2020 consisted of interest expense associated with our credit facilities (our line of credit, equipment loan with Crestmark Bank and our two loans with Cherokee Financial, LLC). Other expense of $63,000 in the three months ended September 30, 2019 consisted of interest expense associated with our credit facilities (our line of credit, equipment loan with Crestmark Bank, and our two loans with Cherokee Financial, LLC), offset by other income related to gains on certain liabilities.

Liquidity and Capital Resources as of September 30, 2020

Our cash requirements depend on numerous factors, including but not limited to manufacturing costs (such as raw materials, equipment, etc.), selling and marketing initiatives, product development activities, regulatory costs, legal costs, and effective management of inventory levels and production levels in response to sales history and forecasts. We expect to devote capital resources related to selling and marketing initiatives. We are examining other growth opportunities including strategic alliances and contract manufacturing. Given our current and historical cash position, such activities would need to be funded from the issuance of additional equity or additional credit borrowings, subject to market and other conditions.

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

Our financial statements for the year ended December 31, 2019 were prepared assuming we will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. Our current cash balances, together with cash generated from future operations and amounts available under our credit facilities may not be sufficient to fund operations through November 2021. At September 30, 2020, we have Stockholders’ Deficit of $1,100,000.

Our loan and security agreement and 2019 Term Note with Cherokee for $900,000 and $200,000, respectively, expired on February 15, 2020; however, the credit facilities were extended for another 12 months, or until February 15, 2021 (which is less than 12 months from the date of this report). Our total debt at September 30, 2020 with Cherokee Financial, LLC is $1,120,000. We do not expect cash from operations within the next 12 months to be sufficient to pay the amounts due under these credit facilities, which is due in full on February 15, 2021. We are currently looking at alternatives to further extend or refinance these facilities.

Throughout the nine months ended September 30, 2020, we had a line of credit with Crestmark Bank. The maximum availability on the line of credit through most of the nine months ended September 30, 2020 was $1,500,000 but, it was reduced on June 22, 2020 to $1,000,000 under the amendment and extension of the line of credit. However, because the amount available under the line of credit is based upon our accounts receivable, the amounts actually available under our line of credit (historically) have been significantly less than the maximum availability. When sales levels decline, we have reduced availability on our line of credit due to decreased accounts receivable balances. As of September 30, 2020, based on our availability calculation, there were no additional amounts available under the line of credit because we draw any balance available on a daily basis.

If availability under our line of credit and cash received from prepaid orders of Covid-19 rapid antibody test sales is not sufficient to satisfy our working capital and capital expenditure requirements, we will be required to obtain additional credit facilities or sell additional equity securities, or delay capital expenditures which could have a material adverse effect on our business. There is no assurance that such financing will be available or that we will be able to complete financing on satisfactory terms, if at all.

As of September 30, 2020, we had the following debt/credit facilities:

Facility	Debtor	Balance as of September 30, 2020
Loan and Security Agreement	Cherokee Financial, LLC	$900,000
Revolving Line of Credit	Crestmark Bank	$208,000
Term Loan	Cherokee Financial, LLC	$220,000
PPP Loan	Crestmark Bank, SBA	$332,000
Total Debt		$1,660,000

Working Capital Deficit

At September 30, 2020, we were operating at a working capital deficit of $1,825,000. This compares to a working capital deficit of $1,365,000 at September 30, 2019. This increase in our working capital deficit was a result of additional financing, including the $332,000 PPP Loan, a decrease in accounts receivables (due to lower drug test sales), and a decrease in inventory (due to less purchasing of materials used in our drug test manufacturing). We have historically satisfied working capital requirements through cash from operations and bank debt.

Dividends

We have never paid any dividends on our common shares and anticipate that all future earnings, if any, will be retained for use in our business, and therefore, we do not anticipate paying any cash dividends.

Cash Flow, Outlook/Risk

In the nine months ended September 30, 2020, we had a net loss of $563,000 and net cash used by operating activities of $299,000. Our cash position increased from $15,000 at September 30, 2019 to $61,000 at September 30, 2020 as a result of prepayments for Covid-19 rapid antibody tests, the private placement in the amount of $199,000 closed in February 2020 and proceeds from the PPP loan.

In other efforts to reduce cash requirements, we have issued shares of restricted stock in lieu of cash. More specifically, we issued 300,000 restricted shares of common stock to Cherokee in connection with a February 2020 debt extension and 129,636 restricted shares of common stock to board members in connection with their attendance at meetings of our Board of Directors in the six months ended June 30, 2020 (there were no formal board meetings held in the three months ended September 30, 2020). We expect to issue additional restricted shares of common stock for attendance at meetings of the Board of Directors.

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

We will continue to take steps to ensure that operating expenses and manufacturing costs remain in line with sales levels. We have consolidated job responsibilities in certain areas of the Company and this enabled us to implement personnel reductions. Sales declines result in lower cash balances and lower availability on our line of credit at times. We are promoting new products and service offerings to diversify our revenue stream, including a Covid-19 rapid antibody test and a RT PCR test to detect Covid-19. We also secured the business of two (2) new contract manufacturing customers in the year ended December 31, 2019. As the market for Covid-19 testing continues to develop over time, we are also reviewing alternative products to offer our customers; products such as antigen tests and tests that use new (alternative) samples (such as saliva or breath).

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
101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheet, (ii) Condensed Statements of Income (iii) Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN BIO MEDICA CORPORATION (Registrant)

By: /s/ Melissa A. Waterhouse
Melissa A. Waterhouse Chief Executive Officer (Principal Executive Officer) Principal Financial Officer Principal Accounting Officer

Dated: November 16, 2020