Form 10-K
period 2020-12-31
AMERICAN BIO MEDICA CORP
filed 2021-04-15
CIK 896747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period -------------- to -------------------

Commission File Number: 0-28666

American Bio Medica Corporation
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	14-1702188 (I.R.S. Employer Identification No.)
122 Smith Road Kinderhook, New York (Address of principal executive offices)	12106 (Zip Code)
Registrant’s telephone number (including area code): (518) 758-8158

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	ABMC	OTCQB® Venture Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

 Yes    ☐             No    ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

 Yes    ☐             No    ☒

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

Large accelerated filer	☐	Accelerated filer	☐
		Smaller reporting company	☒
Non-accelerated filer	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2of the Act).

 Yes    ☐          No    ☒

The aggregate market value of 28,795,572 voting Common Shares held by non-affiliates of the registrant was approximately $30,235,000 based on the last sale price of the registrant’s Common Shares, $.01 par value, as reported on the OTC Pink Open Marketplace on June 30, 2020.

As of April 15, 2021 the registrant had 40,003,476 outstanding Common Shares, $.01 par value.

Documents Incorporated by Reference:

(1)
Portions of the Registrant’s Proxy Statement for the year ended December 31, 2020 in Part III of this Form 10-K
(2)
Other documents incorporated by reference on this report are listed under Part IV, Item 15(B); Exhibits

American Bio Medica Corporation

Index to Annual Report on Form 10-K
For the year ended December 31, 2020

This Form 10-K may contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may”, “could”, “should”, “will”, “expect”, “believe”, “anticipate”, “estimate” or “continue” or comparable terminology is intended to identify forward-looking statements. It is important to note that actual results could differ materially from those anticipated from the forward-looking statements depending on various important factors. These important factors include our history of losses, our ability to continue as a going concern, adverse changes in regulatory requirements related to the marketing and use of our products, the uncertainty of acceptance of current and new products in our markets, competition in our markets and other factors discussed in our “Risk Factors” found in Part I, Item 1A. Unless the context indicates otherwise, all references in this Form 10-K to the “Company”, “we”, “us” and “our” refer to American Bio Medica Corporation.

PART I

ITEM 1. BUSINESS

Form and Year of Organization

American Bio Medica Corporation (the “Company”) was incorporated on April 2, 1986 under the laws of the State of New York under the name American Micro Media, Inc. On September 9, 1992, we filed an amendment to our Articles of Incorporation and changed our name to American Bio Medica Corporation.

Our Business

We manufacture and sell lateral flow immunoassay tests, primarily for the immediate detection of drugs in urine and oral fluid. Our products are self-contained, cost-effective and user-friendly products that are capable of accurately identifying the presence or absence of drugs in a sample within minutes. The products we manufacture are made 100% in in the United States while our competitors manufacture their products outside the United States, primarily in China. One of our drug testing lines is private labeled for another diagnostic company.

We also provide strip manufacturing, product assembly and packaging services to an unaffiliated third party related to a diagnostic test that they sell outside the United States and, we manufacture a diagnostic product that is sold under a private label by an unaffiliated third party. We sell (via distribution) a number of other products related to the immediate detection of drugs in urine and oral fluid, as well as offering other point of care diagnostic products via distribution.

Beginning in March 2020, we began marketing, via a non-exclusive distribution partnership, a rapid test to detect Covid-19 antibodies in whole blood, serum or plasma. In October 2020, we announced that we also signed a distribution agreement with Co-Diagnostics, Inc. granting us the right to market and sell its EUA issued Logix Smart Covid-19 tests in the United States on a non-exclusive basis. On December 14, 2020, we announced we were distributing a Rapid Covid-19 Antigen test, an immunochromatographic assay for the qualitative detection of nucleocapsid protein antigen from SARS-CoV-2 in direct nasopharyngeal (NP) swab from individuals who are suspected of Covid-19 by their healthcare provider.

Our Products

Products for the Detection of Drugs in Urine. We manufacture a number of products that detect the presence or absence of drugs in urine. We offer a number of standard configurations, custom configurations on special order, and different cut-off levels for certain drugs. Cut-off levels are concentrations of drugs or metabolites that must be present in urine (or oral fluid) specimens before a positive result will be obtained. Our urine drugs tests are either 510(k) cleared, CLIA Waived and/or OTC cleared (see “Government Regulations” for information on the regulations related to the sale of our drug tests). We currently manufacture the following urine drug testing product lines:

Rapid Drug Screen® The Rapid Drug Screen, or RDS®, is a patented rapid drug test that detects the presence or absence of 2 to 10 drugs simultaneously in a single urine specimen. The RDS is available as a card only, or as part of a kit that includes a collection cup.

RDS InCup® The patented RDS InCup is a drug-testing cup that detects the presence or absence of 1 to 12 drugs in a urine specimen. The RDS InCup incorporates collection and testing of a urine sample in a single step. Each RDS InCup contains multiple channels, and each channel contains a drug-testing strip that contains the chemistry to detect a single drug.

Rapid TOX® Rapid TOX is a cost-effective drug test in a cassette platform that simultaneously detects the presence or absence of 1 to 10 drugs in a urine specimen. Each Rapid TOX contains one or two channels, and each channel contains a drug-testing strip that contains the chemistry to detect 1-5 drugs.

Rapid TOX Cup® II. The patented Rapid TOX Cup II is another drug testing cup that detects the presence or absence of 1 to 16 drugs in a urine specimen. The Rapid TOX Cup II also incorporates collection and testing of the urine sample in a single step. Each Rapid TOX Cup II contains multiple channels and each channel contains a single drug-testing strip that contains the chemistry to detect more than one drug. This product is available in two (2) formats; one of which has a smaller cup and testing strips to be more cost competitive.

Private Label Products. We provide a private labeled version of Rapid TOX to an unaffiliated third party for sale globally. In the year ended December 31, 2020 (“Fiscal 2020”), sales of these products were not material.

Products for the Detection of Drugs in Oral Fluid. We manufacture drug tests that detect the presence or absence of drugs in oral fluids. These products are easy to use and provide test results within minutes with enhanced sensitivity and detection. As of the date of this report, our oral fluid drug tests are marketed “for forensic use only” or for “employment use only” as well as in markets outside the United States; (see “Government Regulations” for information on the regulations related to the sale of our drug tests). We currently offer the following oral fluid drug tests:

OralStat® OralStat is a patented and patent pending, innovative drug test for the detection of drugs in oral fluids. Each OralStat simultaneously tests for 6 or 10 drugs in an oral fluid specimen.

Private Label Products. We do provide a private labeled version of our OralStat product to an unaffiliated third party for sale outside of the United States. Sales of this product were not material in Fiscal 2020.

Other Products. Throughout Fiscal 2020, we distributed a number of other products related to the detection of substances of abuse as well as products to detect certain infectious disease. We do not manufacture these products. We did not derive a significant portion of our revenues from the sale of these products in Fiscal 2020.

In March 2020, we began marketing, via a non-exclusive distribution partnership, a rapid test to detect Covid-19 antibodies in whole blood, serum or plasma (the “Covid-19 IgG/IgM Rapid Test Cassette”). The test is not available for consumer use and is being marketed in full compliance with an Emergency Use Authorization (“EUA”) issued by the US Food and Drug Administration (“FDA”) on May 29, 2020. In October 2020, we announced that we also signed a distribution agreement with Co-Diagnostics, Inc. granting us the right to market and sell their EUA issued Logix Smart Covid-19 tests (“Logix Smart Covid-19 Test”) in the United States on a non-exclusive basis. The Logix Smart Covid-19 Test operates using a single step RT-PCR process in lower respiratory tract fluid samples such as bronchoalveolar lavage, sputum, tracheal aspirate, and upper respiratory tract fluid samples, such as nasopharyngeal and oropharyngeal swabs. And finally, on December 14, 2020, we announced we were distributing a Covid-19 Ag rapid test (“Rapid Covid-19 Antigen Test Cassette”), an immunochromatographic assay for the qualitative detection of nucleocapsid protein antigen from SARS-CoV-2 in direct nasopharyngeal (NP) swab from individuals who are suspected of Covid-19 by their healthcare provider. It is intended to aid in the rapid diagnosis of SARS-CoV-2 infections. The test is CE-marked and can be sold to locations outside the United States. The Rapid Antigen test is not for home use or at-home specimen collection. The test provides results in 15 minutes. In Fiscal 2020, we sold $1,567,000 in Covid-19 testing products; which was 37.8% of our net sales in Fiscal 2020.

Our Markets and Distribution Methods

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

Contract Manufacturing

We provide strip manufacturing and assembly and packaging services to non-affiliated diagnostic companies. In Fiscal 2020, we manufactured a test for the detection of RSV (Respiratory Syncytial Virus; the most common cause of lower respiratory tract infections in children worldwide), a test for Malaria (a disease transmitted to humans through bites from infected mosquitoes) and we manufactured a special custom panel of our Rapid TOX as a private label. Fiscal 2020 contract manufacturing sales did not represent a significant portion of our revenue.

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

Major Customers

One of our customers accounted for 35.2% and 44.8% of net sales in Fiscal 2020 and in the year ended December 31, 2019 (“Fiscal 2019”), respectively.

Patents and Trademarks/Licenses

As of December 31, 2020, we have 23 patents issued related to our testing products affording protection in 15 different countries outside the United States and we hold 11 patents in the United States. As of December 31, 2020, we have 2 foreign patent applications pending. We are incurring fees related to these patent applications that will be capitalized over the term of the patents.

As of December 31, 2020, we have 15 trademarks registered in the United States and 10 trademarks registered in countries/regions such as Canada, Mexico, and the United Kingdom.

Government Regulations

DOA Products

In certain markets, the development, testing, manufacture and sale of our drug tests, and possible additional testing products for other substances or conditions, are subject to regulation by the United States and foreign regulatory agencies. Pursuant to the Federal Food, Drug, and Cosmetic Act, and associated regulations, the FDA regulates the pre-clinical and clinical testing, manufacture, labeling, distribution and promotion of medical devices. When a product is a medical device, a 510(k) marketing application must be submitted to the FDA. A 510(k) is a premarketing submission made to the FDA to demonstrate that the device to be marketed is safe and effective. Applicants must compare their 510(k) device to one or more similar devices currently being marketed in the United States. Most of our urine-based products are marketed and sold in the Clinical market (in addition to other markets) and therefore, we have obtained 510(k) marketing clearance, CLIA waiver (see below) and/or Over-The-Counter (OTC) marketing clearance on our urine based products. Our oral fluid products are not 510(k) cleared; so we can only market and sell these products to the forensic market, the employment market (under a limited exemption issued by FDA in July 2017) and for export outside the United States.

In order to sell our products in Canada, we must comply with ISO 13485:2003, the International Standards Organization’s Directive for Quality Systems for Medical Devices (MDD or Medical Device Directive), and in order to sell our products in the European Union, we must obtain CE marking for our products (in the European Union, a “CE” mark is affixed to the product for easy identification of quality products). Collectively, these standards are similar to FDA regulations, and are a reasonable assurance to the customer that our products are manufactured in a consistent manner to help ensure that quality defect-free goods are produced. As of the date of this report, we have received approval and the right to bear the CE mark on our Rapid Drug Screen, Rapid ONE, Rapid TOX, RDS InCup, Rapid TOX Cup II, Rapid Reader and OralStat. We are currently certified to I.S. EN ISO 13485:2016 with an expiration date of July 31, 2021. We do currently have our products registered to allow sale in Canada. In Fiscal 2020, we decided not to renew our product licenses in Canada due to significant increased costs of licensing compared to the negligible sales we had in Canada.

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

Covid-19 Testing Products

Covid-19 related testing products are (as of the date of this report), being marketed and sold in the United States under the March 2020 Emergency Use Authorization (“EUA”) policy set forth by the FDA. An EUA is a mechanism to facilitate the availability and use of medical countermeasures, including testing devices, during public health emergencies, such as the current COVID-19 pandemic. In order for a product to be marketed under the EUA policy, a number of requirements must be met. Under the policy, commercial manufacturers can develop and distribute Covid-19 test kits after validation of the test and before EUA submission. The anticipated timeframe for commercial manufacturers to prepare and submit an EUA is fifteen (15) business days after notification of completion of validation. FDA expects validation data to be provided for review informally by email at the time of notification. FDA also expects the manufacturer to make the instructions for use and the performance characteristics available on the manufacturer’s website while it awaits EUA determination from FDA. Any clinical testing completed during the review period should include a statement that the test is validated but that the FDA’s review is pending. The Covid-19 IgG/IgM Rapid Test Cassette we began distributing in March 2020 detects Covid-19 antibodies in whole blood, serum or plasma. The test is not available for consumer use and is being marketed in full compliance with FDA EUA. The Logix Smart Covid-19 Test we began distributing in October 2020 is also being marketed in full compliance with FDA EUA. The Rapid Covid-19 Antigen Test Cassette we began distributing in December 2020 is currently being marketed to only locations outside the United States. In order to sell Covid-19 tests to locations within Europe, the products must be CE marked. All three of the Covid-19 testing products referenced herein bear CE marking.

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

Unaffiliated third parties manufacture the adulteration, alcohol and certain forensic drug testing products we offer as well as the Covid-19 testing products we distribute. We continue to primarily outsource the printing of the plastic components used in our products, and we outsource the manufacture of the plastic components used in our products.

As of December 31, 2020, we had 42 employees, of which 39 were full-time and 3 were part-time. None of our employees are covered by collective bargaining agreements.

ITEM 1A. RISK FACTORS

Before you make a decision to invest in our securities, you should consider carefully the risks described below, together with other information within this Annual Report on Form 10-K and other periodic reports filed with the US Securities and Exchange Commission (“SEC”). If any of the following events actually occur, our business, operating results, prospects or financial condition could be materially and adversely affected. This could cause the trading price of our common stock to decline and you may lose all or part of your investment. The risks described below are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial may also significantly impair our business operations and could result in a complete loss of your investment.

Risks Related to our Financial Condition

We have a history of incurring net losses. As of December 31, 2020, we have a negative stockholders’ equity.

Since our inception and throughout most of our history, we have incurred net losses, including but not limited to, a net loss of $796,000 incurred in Fiscal 2020. As of December 31, 2020, we also reported negative stockholders’ equity of $1,256,000. We incur substantial expenditures for sales and marketing, general and administrative and research and development purposes. Our ability to achieve profitability in the future will primarily depend on our ability to increase sales of our products. Stockholders’ equity improvement will also be dependent on our ability to increase sales which will increase the value of our assets and decrease our liabilities. Future profitability is also dependent on our ability to reduce manufacturing costs and successfully introduce new products or new versions of our existing products into the marketplace. There can be no assurance that we will be able to increase our revenues at a rate that equals or exceeds expenditures. Our failure to increase sales while controlling sales and marketing, general and administrative, and research and development costs (relative to sales) would result in additional losses.

Our inability to comply with our debt obligations could result in our creditors declaring all amounts owed to them due and payable with immediate effect, or result in the collection of collateral by the creditor, both of which would have an adverse material impact on our business and our ability to continue operations.

We have a credit facility with Crestmark Bank consisting of a revolving line of credit (the “Crestmark LOC”). The Crestmark LOC is secured by a first security interest in all of our receivables and inventory and security interest in all other assets of the Company (in accordance with permitted prior encumbrances), (together the “Collateral”). On June 22, 2020, we extended the Crestmark LOC and as a result of this extension, a Tangible Net Worth (“TNW”) covenant was removed effective with the quarter ending June 30, 2020. With the exception of the quarter ended June 30, 2019; we had not been in compliance with prior TNW covenants since December 31, 2017.

In addition to the Crestmark LOC, we have a loan and security agreement with Cherokee Financial, LLC. (“Cherokee”) which is secured by a first security interest in our real estate and machinery and equipment. In addition to general economic, financial, competitive, regulatory, business and other factors beyond our control, our ability to make payments to Cherokee Financial, LLC will depend primarily upon our future operating performance; which has been negatively impacted by the loss of material contracts and the increased price competition in our core markets for drug testing. In February 2021, we extended our loan facilities with Cherokee.

A failure to repay any of our debt obligations could result in an event of default, which, if not cured or waived, could result in the Company being required to pay much higher costs associated with the indebtedness and/or enable our creditors to declare all amounts owed to them due and payable with immediate effect. If we are forced to refinance our debt on less favorable terms, our results of operations and financial condition could be adversely affected by increased costs and rates. We may also be forced to pursue one or more alternative strategies, such as restructuring, selling assets, reducing or delaying capital expenditures or seeking additional equity capital. There can be no assurances that any of these strategies could be implemented on satisfactory terms, if at all, or that future borrowings or equity financing would be available for the payment of any indebtedness we may have. In addition, in an event of default, our creditors could begin proceedings to collect the collateral securing the debt. This would have a material adverse effect on our ability to continue operations.

We may need additional funding for our existing and future operations.

Our financial statements for Fiscal 2020 were prepared assuming we will continue as a going concern. If sales do not improve, our current cash balances and cash generated from future operations may not be sufficient to fund operations through April 2022. Future events, including the expenses and difficulties which may be encountered in maintaining a market for our products could make cash on hand and cash available under our line of credit facility insufficient to fund operations. If this happens, we may be required to sell equity or debt securities or obtain additional credit facilities. There can be no assurance that any of these financings will be available or that we will be able to complete such financing on satisfactory terms.

It is still uncertain what the impact of the Covid-19 pandemic could have on our company and the degree to which the pandemic will adversely affect our business, revenues, financial condition and results of operations if it continues for a significant period of time.

In December 2019, an outbreak of a novel strain of coronavirus (Covid-19) spread globally. In March 2020, the World Health Organization declared Covid-19 to be a pandemic. To date, this global pandemic has severely impacted levels of economic activity around the world. In response to this pandemic, governments and public health officials of many countries, states, cities and other geographic regions have taken preventative or protective actions to mitigate the spread and severity of Covid-19, such as imposing restrictions on travel and business operations and advising or requiring individuals to limit or forego their time outside of their homes by imposing shelter-in-place orders. The primary markets for our DOA products were all negatively impacted by the Covid-19 pandemic in Fiscal 2020 and this negative impact continues in the early part of the year ending December 31, 2021 although the negative impact does appear to have diminished as areas of the economy open up. This decline in DOA sales was offset by sales of Covid-19 tests in Fiscal 2020.

We cannot presently predict the final scope and ultimate severity or duration of the coronavirus pandemic and any possible related disruptions to our business, but the coronavirus pandemic and the resulting economic and commercial shutdowns to date have negatively impacted our ability to conduct business in accordance with our plans. Disruptions to our business include restrictions on the ability of our sales and marketing personnel to travel, some disruptions of our global supply chain, and reduced demand and/or suspension of operations by our customers. We cannot predict the degree to, or the time period over, which our business will be affected by the Covid-19 pandemic. There are still numerous uncertainties associated with this outbreak, including the number of individuals who will become infected, whether the vaccines recently introduced will significantly mitigate the effect of the virus, the extent of the protective and preventative measures that have been put in place by both governmental entities and other businesses and those that may be put in place in the future, whether the coronavirus’ impact will be seasonal and the further impact on the U.S. and world economy, and various other uncertainties. Further, even after containment of the virus any significant reduction in employee willingness to return to work would result in a reduction of manufacturing capacity.

We expect Covid-19 will continue to negatively affect customer demand of our DOA products in Fiscal 2021 or at least part of Fiscal 2021, and the duration of this negative impact is uncertain. We do not yet know the full extent of the negative impact of Covid-19 on our DOA business, financial condition and results of operations. The extent to which the Covid-19 pandemic may impact our business, operating results, financial condition, or liquidity in the future will depend on future developments which are evolving and highly uncertain including the duration of the outbreak, travel restrictions, business and workforce disruptions, the timing of reopening the economic regions in which we and our customers do business and the effectiveness of actions taken to contain and treat the disease. In addition, resurgence in the number of cases of Covid-19 could further negatively impact our business.

While we expect the marketing of Covid-19 test products to positively impact our revenues in Fiscal 2021, we do not yet know the full extent of the positive impact of Covid-19 test sales on our business, our financial condition and results of operations. The extent to which sales of the Covid-19 test may impact our business, operating results, financial condition, or liquidity in the future will depend on future developments which are evolving and highly uncertain including the duration of the outbreak and the need for antibody testing in the future.

Our inability to meet our operating plans could have a material adverse effect on our future performance.

If events and circumstances occur such that we do not meet our current operating plans, if we are unable to raise sufficient additional equity or debt financing or our credit facilities are insufficient or not available, we may be required to further reduce expenses or take other steps which could have a material adverse effect on our future performance.

One of our customers accounted for more than 10% of our total net sales in Fiscal 2020.

One of our customers accounted for 35.2% and 44.8% of our net sales in Fiscal 2020 and Fiscal 2019, respectively. We currently have a contract in place with this long-standing customer that does not expire in the near future. However, there can be no assurance that this customer, or any of our current customers will continue to place orders, or that orders by existing customers will continue at current or historical levels.

Our management will have broad discretion over the use of the net proceeds from our sale of shares of common stock to Lincoln Park, and shareholders may not agree with how we use the proceeds and the proceeds may not be invested successfully.

Our management will have broad discretion as to the use of the net proceeds from our sale of shares of common stock to Lincoln Park (see Risk Factor “The sale or issuance of our common stock to Lincoln Park may cause dilution and the sale of the shares of common stock acquired by Lincoln Park, or the perception that such sales may occur, could cause the price of our common stock to fall” for more detail on Lincoln Park). Accordingly, shareholders are relying on the judgment of ABMC management with regard to the use of those net proceeds, and shareholders will not have the opportunity to assess whether the proceeds are being used appropriately. It is possible that, pending their use, the Company may invest net proceeds in a way that does not yield a favorable, or any, return for ABMC. The failure of ABMC management to use such funds effectively could have a material adverse effect on our business, financial condition, operating results and cash flows.

Risks Related to our Operations

We depend on one individual to manage our business effectively.

We are dependent on the expertise and experience of one individual for our future success, the loss of whom could negatively impact our business and results of operations. Melissa A. Waterhouse serves as our sole executive officer. She serves as our Chief Executive Officer and principal financial officer. We have an employment agreement in place with Ms. Waterhouse, but there can be no assurance that Ms. Waterhouse will continue her employment. The loss of Ms. Waterhouse could disrupt the business and have a negative impact on business results. We also have a number of other individuals in senior management positions. There can be no assurance that they too will continue their employment. We do not currently maintain key man insurance on Ms. Waterhouse.

We rely on third parties for raw materials used in our drug test products and in our bulk test strip contract manufacturing processes.

We currently have approximately 37 suppliers that provide us with the materials necessary to manufacture our drug-testing strips, our drug test kits and the products we supply third parties on a contract manufacturing basis. For most of our raw materials, we have multiple suppliers, but there are a few raw materials for which we only have one supplier. The loss of one or more of these suppliers, the non-performance of one or more of their materials or the lack of availability of raw materials could suspend our manufacturing process for one or more product lines. This interruption of the manufacturing process could impair our ability to fill customers’ orders as they are placed, putting us at a competitive disadvantage.

We have a significant amount of raw material and “work in process” inventory on hand that may not be used in the year ended December 31, 2021 if the expected configuration of sales orders is not received at projected levels.

We had approximately $534,000 in raw material components for the manufacture of our products at December 31, 2020. The non-chemical raw material components may be retained and used in production indefinitely and the chemical raw materials components have lives in excess of 20 years. In addition to the raw material inventory, we had approximately $127,000 in “work in process” (manufactured testing strips) inventory at December 31, 2020. The components for much of this “work in process” inventory have lives of 12-36 months. If sales orders received are not for products that would utilize the raw material components, or if product developments make the raw materials obsolete, we may be required to dispose of these unused raw materials. In addition, since the components for much of the “work in process” inventory have lives of 12-36 months, if sales orders within the next 12-36 months are not for products that contain the components of the “work in process” inventory, we may need to discard this expired “work in process” inventory. We have established an allowance for obsolete or slow moving inventory. At December 31, 2020, this allowance was $279,000. There can be no assurance that this allowance will continue to be adequate for the year ending December 31, 2021 or that it will not have to be adjusted in the future.

We may not be able to hire and retain qualified personnel in several important areas which could negatively impact our growth strategy.

We need skilled sales and marketing, technical and production personnel to maintain and/or grow our business. If we fail to retain our present staff or hire additional qualified personnel our business could suffer, specifically in the case of sales personnel. An inability to find qualified sales representatives would negatively impact our ability to maintain and/or grow sales.

We incur costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance initiatives.

We incur legal, accounting and other expenses as a result of our required compliance with certain regulations implemented by the SEC. Our executive management and other personnel devote a substantial amount of time to these compliance requirements, including but not limited to compliance with the Sarbanes-Oxley Act of 2002 that requires, among other things, that we maintain effective internal controls over financial reporting and disclosure controls and procedures. Our management is required to perform system and process evaluation and testing of the effectiveness of our internal controls over financial reporting, as required by Section 404(a) of the Sarbanes-Oxley Act (as a smaller reporting company, we are exempt from the requirements of Section 404(b) of the Sarbanes-Oxley Act requiring auditor’s attestation related to internal controls over financial reporting). If we are not able to comply with the requirements of Section 404(a), if we identify deficiencies in our internal controls over financial reporting, or if we are unable to comply with any other SEC regulations or requirements, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Risks Related to Selling and Marketing

The drug testing market is highly competitive and we may not be able to compete successfully against lower cost producers.

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

Although we are unaware of any recent or upcoming changes in regulatory standards related to the marketing of our drug tests, changes in regulatory requirements could negatively impact our business if we are unable to comply with the changes. Typically, the cost to comply with regulatory changes is significant, especially if additional applications for marketing clearance from FDA are required. The cost of filing a 510(k) marketing clearance is material and can have a negative impact on efforts to improve our financial performance. If regulatory standards change in the future, there can be no assurance that we will receive marketing clearances from FDA, if and when we apply for them.

We are marketing the Covid-19 tests we distribute under the FDA EUA policy. The Covid-19 IgG/IgM Rapid Test Cassette we are marketing was issued EUA on May 29, 2020. The revocation of the EUA could negatively impact our business and stop any future sales of the Covid-19 antibody tests. In addition, when/if the EUA policy is revoked by FDA (due to a downturn in the pandemic), the Covid-19 tests we are marketing would no longer be able to be sold in the United States since they are not 510(k) cleared.

We rely on intellectual property rights and contractual non-disclosure obligations to protect our proprietary information (including customer information). These rights and obligations may not adequately protect our proprietary information, and an inability to protect our proprietary information can harm our business.

We rely on confidentiality procedures and contractual provisions to protect our confidential and proprietary information. Confidential and proprietary information (such as components and product costing, customer pricing structures, customer information, vendor information, internal financial information, production processes, new product developments, product enhancements and other material, non-public information) is protected under non-disclosure agreements with our personnel and consultants. If these individuals do not comply with their obligations under these agreements, we may be required to incur significant costs to protect our confidential information and the use of this information by the breaching individual may cause harm to our business. In fact, until the latter part of Fiscal 2019, we were engaged in litigation with Todd Bailey (“Bailey”), a former Vice President, Sales & Marketing/Consultant of the Company. The complaint that we filed against Bailey was related to allegations that Bailey used our confidential and proprietary information to circumvent and interfere with long-standing ABMC customers. This interference resulted in contracts being awarded to Bailey’s company, Premier Biotech Inc., thereby causing harm to our business. We incurred increased legal fees in Fiscal 2019 as a result of this litigation and ultimately, the litigation was settled in August 2019. The terms of the settlement remain confidential.

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

Risks Related to our Securities

The potential issuance and exercise of new options and warrants and exercise of outstanding options could adversely affect the value of our securities.

We currently have two non-statutory stock option plans, the Fiscal 2001 Non-statutory Stock Option Plan (the “2001 Plan”) and the 2013 Equity Compensation Plan (the “2013 Plan”). Both plans have been adopted by our Board of Directors and approved by our shareholders. The shares of common stock underlying the exercise of the stock options under the 2001 Plan have been registered with the SEC; however, the shares underlying the exercise of the stock options under the 2013 Plan have not been registered with the SEC.

Both the 2001 Plan and the 2013 Plan have options available for future issuance. As of December 31, 2020, there were 1,987,000 options issued and outstanding under the 2001 Plan. There were no options issued under the 2013 Plan, making the total issued and outstanding options 1,987,000 as of December 31, 2020. Of the total options issued and outstanding, 1,987,000 are fully vested as of December 31, 2020. As of December 31, 2020, there were 1,730,000 options available for issuance under the 2001 Plan and 4,000,000 options available for issuance under the 2013 Plan. As of December 31, 2020, we had 0 warrants issued and outstanding.

If outstanding stock options are exercised, the common stock issued will be freely tradable, increasing the total number of shares of common stock issued and outstanding. If these shares are offered for sale in the public market, the sales could adversely affect the prevailing market price by lowering the bid price of our securities. The exercise of these stock options could also materially impair our ability to raise capital through the future sale of equity securities because issuance of the shares of common stock underlying the stock options would cause further dilution of our securities. In addition, in the event of any change in the outstanding shares of our common stock by reason of any recapitalization, stock split, reverse stock split, stock dividend, reorganization consolidation, combination or exchange of shares, merger or any other changes in our corporate or capital structure or our common stock, the number and class of shares covered by the stock options and/or the exercise price of the stock options may be adjusted as set forth in their plans.

Substantial resales of restricted securities may depress the market price of our securities.

There are 5,559,306 shares of common stock presently issued and outstanding as of the date of this prospectus that are “restricted securities” as that term is defined under the Securities Act of 1933, as amended, (the “Securities Act”). These securities may be sold in compliance with Rule 144 of the Securities Act (“Rule 144”), or pursuant to a registration statement filed under the Securities Act. Rule 144 addresses sales of restricted securities by affiliates and non-affiliates of an issuer. An “affiliate” is a person, such as an officer, director or large shareholder, in a relationship of control with the issuer. “Control” means the power to direct the management and policies of the company in question, whether through the ownership of voting securities, by contract, or otherwise. If someone buys securities from a controlling person or an affiliate, they take restricted securities, even if they were not restricted in the affiliate's hands.

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

Until December 3, 2020, our shares were quoted on the OTC Pink Open Market, and they are currently subject to SEC “penny stock,” rules, which could make it more difficult for a broker-dealer to trade our shares of common stock, for an investor to acquire or dispose of our shares in the secondary market and for us to retain or attract market makers.

The SEC has adopted regulations that define a “penny stock” to be any equity security that has a market price per share of less than $5.00, subject to certain exceptions, such as any securities listed on a national securities exchange or securities of an issuer in continuous operation for more than three years whose net tangible assets are in excess of $2 million, or an issuer that has average revenue of at least $6 million for the last three years. Our shares of common stock are currently trading on the OTCQB Venture Market. As of Fiscal 2020, our net tangible assets did not exceed $2 million, and our average revenue for the last three years was only $3,891,000, so our securities do not currently qualify for exclusion from the “penny stock” definitions. Therefore, our shares of common stock are subject to “penny stock” rules. For any transaction involving a “penny stock,” unless exempt, the rules impose additional sales practice requirements on broker-dealers, subject to certain exceptions. For these reasons, a broker-dealer may find it more difficult to trade our common stock and an investor may find it more difficult to acquire or dispose of our common stock on the secondary market. Therefore, broker-dealers may be less willing or able to sell or make a market in our securities because of the penny stock disclosure rules. Not maintaining a listing on a major stock market may result in a decrease in the trading price of our securities due to a decrease in liquidity and less interest by institutions and individuals in investing in our securities, and could also make it more difficult for us to raise capital in the future. Furthermore, quotation on OTCQB Venture Market may make it more difficult to retain and attract market makers. In the event that market makers cease to function as such, public trading of our securities will be adversely affected or may cease entirely.

An active trading market for our common stock may not be sustained.

Although our common stock is currently quoted on the OTCQB Venture Market, the market for our shares has demonstrated varying levels of trading activity. Furthermore, the current level of trading may not be sustained in the future. The lack of an active market for our common stock may impair investors’ ability to sell their shares at the time they wish to sell them or at a price that they consider reasonable, may reduce the fair market value of their shares and may impair our ability to raise capital to continue to fund operations by selling shares.

We do not anticipate paying dividends on our common stock and, accordingly, stockholders must rely on stock appreciation for any return on their investment.

We have never declared or paid cash dividends on our common stock and do not expect to do so in the foreseeable future. The declaration of dividends is subject to the discretion of our board of directors and limitations under applicable law, and will depend on various factors, including our operating results, financial condition, future prospects and any other factors deemed relevant by our board of directors. You should not rely on an investment in our company if you require dividend income from your investment in our company. The success of your investment will likely depend entirely upon any future appreciation of the market price of our common stock, which is uncertain and unpredictable. There is no guarantee that our common stock will appreciate in value.

The sale or issuance of our common stock to Lincoln Park may cause dilution and the sale of the shares of common stock acquired by Lincoln Park, or the perception that such sales may occur, could cause the price of our common stock to fall.

On December 9, 2020, we entered into the Purchase Agreement with Lincoln Park and on that date we sold 500,000 shares of our common stock to Lincoln Park in an initial purchase under the Purchase Agreement for a total purchase price of $125,000. We also issued 1,250,000 shares of our common stock to Lincoln Park as consideration for its irrevocable commitment to purchase our common stock under the Purchase Agreement. The remaining shares of our common stock that may be issued under the Purchase Agreement may be sold by us to Lincoln Park at our discretion from time to time over a 24-month period commencing after the satisfaction of certain conditions set forth in the Purchase Agreement. One such condition was that we had to file a registration statement and it had to be declared effective by the SEC. We filed the Registration Statement on Form S-1 on December 29, 2020 and subsequently amended the Registration Statement on January 7, 2021. The SEC declared the Form S-1 effective on January 11, 2021. The Form S-1 registered a total of 9,750,000 shares of common stock (which includes the 1,750,000 shares previously noted).

The purchase price for the shares that we may sell to Lincoln Park under the Purchase Agreement will fluctuate based on the price of our common stock. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall.

Subject to the terms of the Purchase Agreement, we generally have the right to control the timing and amount of any future sales of our shares to Lincoln Park. Additional sales of our common stock, if any, to Lincoln Park will depend upon market conditions and other factors to be determined by us. We may ultimately decide to sell to Lincoln Park all, some, or none of the additional shares of our common stock that may be available for us to sell pursuant to the Purchase Agreement. If and when we do sell shares to Lincoln Park, after Lincoln Park has acquired the shares, Lincoln Park may resell all or some of those shares at any time or from time to time in its discretion. Therefore, sales to Lincoln Park by us could result in substantial dilution to the interests of other holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock to Lincoln Park, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

We may require additional financing to sustain our operations, without which we may not be able to continue operations, and the terms of subsequent financings may adversely impact our stockholders.

We may direct Lincoln Park to purchase up to $10,250,000 worth of shares of our common stock under our Purchase Agreement over a 24-month period generally in amounts up to 200,000 shares of our common stock (such purchases, “Regular Purchases”), which may be increased to up to 250,000 shares or 500,000 shares of our common stock depending on the market price of our common stock at the time of sale.

The extent we rely on Lincoln Park as a source of funding will depend on a number of factors including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. If obtaining sufficient funding from Lincoln Park were to prove unavailable or prohibitively dilutive, we will need to secure another source of funding in order to satisfy our working capital needs. Depending on the type and the terms of any financing we pursue, stockholders’ rights and the value of their investment in our common stock could be reduced. A financing could involve one or more types of securities including common stock, convertible debt or warrants to acquire common stock. These securities could be issued at or below the then prevailing market price for our common stock. In addition, we currently have secured debt facilities, the holders of which have a claim to our assets that are prior to the rights of stockholders until the debt is paid. Interest on these debt facilities already increases operational costs and negatively impacts operating results. If we have to obtain additional secured debt facilities, this would further negatively impact operating results. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could be a material adverse effect on our business, operating results, financial condition and prospects.

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

We lease 5,200 square feet of space in Logan Township, New Jersey that houses our bulk test strip manufacturing and research and development. On December 24, 2019, we amended the term of our lease by extending it through December 31, 2022. Both facilities are currently adequate and meet the needs of all areas of the Company.

ITEM 3. LEGAL PROCEEDINGS

ABMC v. Todd Bailey

On August 5, 2019, we settled litigation with Todd Bailey, a former Vice President, Sales & Marketing and sales consultant of the Company until December 23, 2016. The litigation was filed by the Company in the Northern District of New York in February 2017. Our complaint sought damages related to profits and revenues that resulted from actions taken by Bailey related to our customers. The settlement also addressed a counter-claim filed by Bailey in October 2017 (filed originally in Minnesota but, transferred to the Norther District of New York in January 2019). Bailey was seeking deferred commissions in the amount of $164,000 that he alleged were owed to him by the Company. These amounts were originally deferred under a deferred compensation program initiated in 2013; a program in which Bailey was one of the participants. We believed the amount sought was not due to Bailey given the actions indicated in our litigation.

Under the settlement, both parties elected to resolve the litigation and settle any and all claims made within the litigation. Neither party admitted to any of the allegations contained within the ABMC v. Baily litigation (including any allegations made by Bailey in his counterclaim). Both parties also agreed to dismiss all claims made against each other.

Other

From time to time, we may be named in legal proceedings in connection with matters that arose during the normal course of business. While the ultimate outcome of any such litigation cannot be predicted, if we are unsuccessful in defending any such litigation, the resulting financial losses are not expected to have a material adverse effect on the financial position, results of operations and cash flows of our company.

ITEM 4. MINE SAFETY DISCLOSURE
Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of December 3, 2020, our shares of common stock are quoted on the OTCQB Venture Market under the symbol “ABMC”. Prior to December 3, 2020, our common shares were traded on the OTC Markets Group under their OTC Pink® Open Market under the same symbol.

The following table sets forth the high and low closing bid prices of our securities as reported by the OTCQB Venture Market and the OTC Pink Open Market in Fiscal 2020 and Fiscal 2019. The prices quoted reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not necessarily represent actual transactions.

Year ended December 31, 2020	High	Low
Quarter ended December 31, 2020	$0.27	$0.09
Quarter ended September 30, 2020	$1.19	$0.13
Quarter ended June 30, 2020	$1.09	$0.12
Quarter ended March 31, 2020	$0.43	$0.06

Year ended December 31, 2019	High	Low
Quarter ended December 31, 2019	$0.09	$0.06
Quarter ended September 30, 2019	$0.08	$0.06
Quarter ended June 30, 2019	$0.10	$0.04
Quarter ended March 31, 2019	$0.10	$0.07

Holders

Based upon the number of record holders and individual participants in security position listings, as of April 15, 2021 there were approximately 1,800 holders of our securities. As of April 15, 2021, there were 40,003,476 common shares outstanding.

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

Securities authorized for issuance under equity compensation plans not previously approved by security holders

None.

The following table summarizes information as of December 31, 2020, with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by security holders*	1,987,000	$0.13	5,730,000

*All securities are related to individual compensation arrangements.

Performance Graph

As a smaller reporting company, we are not required to provide the information required under this item.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities, Purchases of equity securities by the issuer and affiliated purchasers

On December 8, 2020, we issued 1,250,000 common shares to Lincoln Park as consideration for Lincoln Park’s irrevocable commitment to purchase common shares upon the terms of and subject to satisfaction of conditions set forth in a Purchase Agreement between Lincoln Park and American Bio Medica Corporation. On December 9, 2020, we also sold 500,000 shares of common stock to Lincoln Park in an initial purchase under the Purchase Agreement for a purchase price of $125,000. These 1,750,000 shares were subsequently registered in a Registration Statement on Form S-1 which was declared effective by the SEC on January 11, 2021.

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

Overview and Plan of Operations

Sales in Fiscal 2020 were positively impacted by the sales and marketing of a Covid-19 IgG/IgM Rapid Test Cassette to detect Covid-19 antibodies in whole blood, serum or plasma (that we began selling via a distribution agreement with Healgen Scientific, LLC in March 2020; hereinafter referred to as the “Covid-19 IgG/IgM Rapid Test Cassette”) and sales of a Rapid Covid-19 Antigen Test Cassette (that we began distributing in December 2020) while sales of our drugs of abuse testing products continued to be negatively impacted by the price competitiveness in our core markets (government, employment and clinical) and by the Covid-19 pandemic. The Covid-19 testing products are being marketed in full compliance with the FDA EUA policy and the Covid-19 IgG/IgM Rapid Test Cassette is being marketed in accordance with an EUA issued by FDA on May 29, 2020. Due to specific regulatory events that occurred from March 2020 until May 2020, we did not record any sales of Covid-19 tests until later in May 2020, although we did take pre-orders (with payments) for Covid-19 tests prior to shipping product.

In addition to the Covid-19 antibody and antigen tests discussed above, in October 2020, we announced that we signed a distribution agreement with Co-Diagnostics, Inc. granting ABMC the right to market and sell the Logix Smart Covid-19 tests in the United States on a non-exclusive basis. There were no sales of the Logix Smart Covid-19 test in Fiscal 2020. This is primarily due to the shortage of PCR machines; because of this lack of supply, we could not offer potential customers a testing platform for the reagents to be used on.

In addition to the Covid-19 testing platforms, additional products and services are still being offered to diversify our revenue stream through third party relationships. We currently offer a lower-cost alternative for onsite drug testing, point of care products for certain infectious diseases and alternative drug testing sample methods. With the exception of the lower-cost drug test alternative and Covid-19 rapid antibody tests, these offerings have yet to materially positively impact sales. In the year ended December 31, 2020, we experienced reduced sales to our two contract manufacturing customers as a result of the Covid-19 pandemic. Beginning in mid-2019, we can sell oral fluid drugs tests in the employment and insurance markets under a limited exemption set forth by the FDA. Prior to this point, we could only sell our oral fluid drug tests in the forensic market in the United States and to markets outside the United States. We are hopeful that gaining access to this market again will enable us to see revenue growth for our oral fluid drug tests in the future; however, we are uncertain when/if in the year ended December 31, 2021 we will see significant sales oral fluid drug testing in the employment market given the current global health crises and Covid-19. We are focusing our efforts on further penetration of markets with new products, including, but not limited to, the Covid-19 testing products we are offering, as well as other infectious disease products we are offering. We are also looking for avenues to capitalize on our US manufacturing operations; especially during this time of demand for diagnostic products for Covid-19.

Operating expenses increased $82,000 in Fiscal 2020 versus Fiscal 2019 due to commissions paid on sales of the Covid-19 rapid antibody tests as well as fees related to the Cherokee refinancing in February 2020. We continuously make efforts to control operational expenses to ensure they are in line with sales. We have consolidated job responsibilities in certain areas of the Company as a result of employee retirement and other departures and this has enabled us to implement personnel reductions. Throughout most of the six months ended June 30, 2020, we also maintained a 10% salary deferral program for our sole executive officer, our Chief Executive Officer/Principal Financial Officer Melissa Waterhouse. The 10% deferral program ceased in early June 2020 considering the length of time the deferral was in place for Waterhouse (almost 7 years) and the balance owed. Until his departure in November 2019, another member of senior management participated in the program. As of December 31, 2020, we had total deferred compensation owed to these two individuals in the amount of $138,000. We did not make any payments on deferred compensation to Melissa Waterhouse in Fiscal 2020 or in Fiscal 2019. After the member of senior management retired in November 2019, we agreed to make payments for the deferred comp owed to this individual. In Fiscal 2020, we made payments totaling $57,000 to this individual and in Fiscal 2019 we made payments of $4,000 to this individual. We will continue to make payments to the former member of senior management until the deferred compensation is paid in full; which is expected to be in May 2021. As cash flow from operations allows, we intend to repay/make payments on the deferred compensation owed to Melissa Waterhouse.

Our continued existence is dependent upon several factors, including our ability to: 1) raise revenue levels even though the drug testing market continues to be infiltrated by product manufactured outside of the United States as well as being impacted by the global health crisis caused by Covid-19, 2) further penetrate the markets (in and outside of the United States) for Covid-19 tests, 3) secure new contract manufacturing customers, 4) control operational costs to generate positive cash flows, 5) maintain our current credit facilities or refinance our current credit facilities if necessary, and 6) if needed, obtain working capital by selling additional shares of our common stock.

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

Estimates of the fair value of stock options and warrants at date of grant: The fair value of stock options issued to employees, members of our Board of Directors and consultants is estimated (on the date of grant) based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. If factors change and we use different assumptions, our equity-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating our forfeiture rate, we analyzed our historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If our actual forfeiture rate is materially different from its estimate, or if we reevaluate the forfeiture rate in the future, the equity-based compensation expense could be significantly different from what we have recorded in the current period.

Use of Estimates: We make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

RESULTS OF OPERATIONS FOR FISCAL 2020 COMPARED TO FISCAL 2019

Net Sales: Net sales increased 13.5%, or $492,000, in Fiscal 2020 when compared to Fiscal 2019. Sales of the Covid-19 tests in the amount of $1,573,000 offset declines in drug test product sales which were negatively impacted by the Covid-19 pandemic. The vast majority of Covid-19 test sales were sales of the Covid-19 IgG/IgM Rapid Test. Contract manufacturing sales declined in Fiscal 2020 when compared to Fiscal 2019 due to a shift in focus to Covid-19 tests within and outside the United States.

We began selling theCovid-19 IgG/IgM Rapid Test Cassette in late March 2020; however there were a number of regulatory events that resulted in an inability to get supply of the product from the manufacturing plant in China until May 2020. Once those events were addressed, we were able to receive product and ship orders of the antibody tests to customers throughout Fiscal 2020. In order to provide our customers with a diagnostic option for Covid-19, in October 2020 we began distributing the Co-Diagnostic Logix Smart Covid-19 tests in the United States. This RT-PCR test enables us to offer customers a diagnostic tool that can be run on high-throughput machines in clinical laboratories certified under CLIA. Unfortunately, due to a large backorder of high-throughput machines, we did not record any sales of the Logix Smart Covid-19 test in Fiscal 2020. We are hopeful that the machine backorder will subside and we would then be able to provide this testing resource to customers.

In December 2020, we started offering a Rapid Covid-19 Antigen Test Cassette; and we were able to ship $103,000 in orders to customers in Fiscal 2020.

When infection surges occur, there is a higher demand for diagnostic tests (i.e. PCR’s or antigen tests) versus antibody tests (as antibody tests are not diagnostic tests).The CDC has indicated that antibody testing can help establish a clinical picture when patients have late complications of Covid-19 illness, such as multisystem inflammatory syndrome in children.

We believe that the demand for Covid-19 IgG/IgM Rapid Test Cassette can still increase over time as the need for data increases; that is, when testing is used as a means to determine the full impact/extent of the virus, its mortality rate, the length of time antibodies remain in the body and the impact of the antibodies on the virus, as well as a means to monitor the efficacy of vaccines as they are released.

Our core markets for drug test sales are clinical, government and workplace; all of which require a lower amount of testing due to stay at home orders, reduced workforce and reduced budgets. In the latter part of Fiscal 2020, we started to see some rebound in our drug testing markets, however, our core drug testing markets are still uncertain (as they relate to the pandemic), so we are unsure at this time whether this rebound will continue.

In addition to the negative sales impact from the customer side, we also experienced delays in materials required for the manufacturing of our drug tests from vendors due to decreased production levels resulting from stay at home orders and reduced workforce numbers. While our staff continues to work due to the essential nature of our manufacturing, delays in materials resulted in customer backorders for specific products that required the materials in question.

We do expect the marketing of Covid-19 testing products to further positively impact our revenues in the year ending December 31, 2021, however we do not yet know the full extent of the impact of Covid-19 test sales on our business, our financial condition and/or results of operations. The extent to which sales of Covid-19 tests may impact our business, operating results, financial condition, or liquidity in the future will depend on future developments which are evolving and uncertain including the duration of the outbreak and the need for antibody and diagnostic testing in the future.

Gross profit: Gross profit decreased to 29.8% of sales in Fiscal 2020 compared to 32.4% of net sales in Fiscal 2019. Although net sales increased, the increase in sales was a result of products we distribute. Sales of products that we manufactured (primarily drug tests) decreased and this resulted in greater inefficiencies in manufacturing. Manufacturing inefficiencies typically occur when revenues decline (from manufacturing) because certain overhead costs are fixed and cannot be reduced; if fewer testing strips are produced and fewer products are assembled this results in higher costs being expensed through cost of goods. Lower product pricing to customers also negatively impacts gross profit. We are continually taking actions to adjust our production schedules to try to mitigate future inefficiencies and we closely examine our gross profit margins on our manufactured products.

Lower gross margins from drug test sales (due to the increased manufacturing inefficiencies) were partially offset by higher margins related to Covid-19 tests. It is uncertain whether the current profit margins of Covid-19 test sales will continue at the present rate. Various factors can affect market pricing (such as an increased number of EUA issued products and their availability to customers, and costs of materials to manufacture the Covid-19 tests).

Operating Expenses: Operating expenses for Fiscal 2020 increased 4.6%, or $82,000, when compared to operating expenses in Fiscal 2019. Expenses in all operation areas of the Company increased. More specifically:

Research and development (“R&D”)

R&D expenses for Fiscal 2020 increased 9.8%, or $8,000, when compared to R&D expenses incurred in Fiscal 2019. The primary reason for the increase is increased FDA compliance costs (due to timing of payments made for our FDA facility registrations). All other expenses remained relatively consistent year over year. Throughout Fiscal 2020, our R&D department primarily focused their efforts on the enhancement of our current products and the evaluation of potential contract manufacturing opportunities.

Selling and marketing

Selling and marketing expenses for Fiscal 2020 increased by 7.4%, or $34,000, when compared to selling and marketing expenses in Fiscal 2019. The primary reason for the increase in selling and marketing expense is commissions paid related to sales of the Covid-19 tests. This increase was partially offset by decreased sales salary expense and benefits (due to the termination of personnel), decreased sales travel and trade show expense (as a result of the Covid-19 pandemic) and lower auto allowance costs.

In Fiscal 2020, we continued selling and marketing efforts related to our drug tests and we continued to take actions to secure new contract manufacturing customers. In addition, we promoted lower cost alternatives for onsite drug testing and point of care products for infectious disease (through relationships with third parties). The addition of these offerings did not result in increased selling and marketing expenses. In late March 2020, we also started selling a Covid-19 IgG/IgM Rapid Test via a distribution relationship and in the fourth quarter of Fiscal 2020, we started selling the Logix Smart Covid-19 test and a Rapid Covid-19 Antigen Test Cassette. As of result of these new offerings, we recorded increased sales commission rates. Although we decreased the size of our sales force in Fiscal 2020, those reductions were made for performance reasons. We are hoping to hire new personnel and ultimately increase the size of our sales team to further penetrate our markets. We will continue to take all steps necessary to ensure selling and marketing expenditures are in line with sales.

General and administrative (“G&A”)

G&A expense increased 3.2%, or $40,000, in Fiscal 2020 when compared to G&A expense in Fiscal 2019. Costs associated with G&A employees (due to filling vacancy), patents and licenses (due to increased patent maintenance activity), repairs and maintenance (due to water damage and septic repairs at the Kinderhook, NY facility), and bank fees (due to Cherokee debt facility extension in February 2020) increased. These increases were partially offset by decreased salaries associated with quality assurance and warehouse employees (due to fewer employees and/or the consolidation of job responsibilities), supplies, insurance costs and utilities. We continuously examine all G&A expenses to look for lower cost alternatives to current services/products being used.

Other income and expense: Other expense of $173,000 in Fiscal 2020 consisted of interest expense associated with our credit facilities (our line of credit, equipment loan with Crestmark Bank and our two loans with Cherokee Financial, LLC) nominally offset by $2,000 in other income. Other expense of $93,000 in Fiscal 2019 consisted of interest expense associated with our credit facilities (our line of credit, equipment loan with Crestmark Bank, and our two loans with Cherokee Financial, LLC), offset by other income related to gains on certain liabilities.

LIQUIDITY AND CAPITAL RESOURCES AS OF DECEMBER 31, 2020

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

On February 20, 2020, we entered into a Securities Purchase Agreement with Chaim Davis (the Chairman of our Board of Directors) and certain other accredited investors (the “Investors”), pursuant to which we agreed to issue and sell to the Investors in a private placement (the “Private Placement”), 2,842,856 Units (the “Units”). Each Unit consisted of one (1) share of our common stock, par value $0.01 per share (“Common Share”), at a price per Unit of $0.07 (the “Purchase Price”) for aggregate gross proceeds of approximately $199,000. We received net proceeds of $199,000 from the Private Placement as expenses related to the Private Placement were minimal. We did not utilize a placement agent for the Private Placement. We used the net proceeds for working capital and general corporate purposes. The Company does not intend to register the Units issued under the Private Placement; rather the Units issued will be subject to the holding period requirements and other conditions of Rule 144.

On December 9, 2020, we entered into a Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”) under which Lincoln Park agreed to purchase from the Company, from time to time, up to $10,250,000 of our shares of common stock, par value $0.01 per share, subject to certain limitations set forth in the Purchase Agreement, during the term of the Purchase Agreement. Pursuant to the terms of the Registration Rights Agreement, we were required to file with the SEC, a registration statement on Form S-1 (the “Registration Statement”) to register for resale under the Securities Act of 1933, as amended (the “Securities Act”), the shares of common stock that we had already issued and sold to Lincoln Park (500,000 shares of common stock for a purchase price of $125,000 along with 1,250,000 shares of common stock issued to Lincoln Park’s for their irrevocable commitment to purchase common shares upon the terms of and subject to satisfaction of the conditions set forth in the Purchase Agreement), and shares of common stock we may in the future elect to issue and sell to Lincoln Park from time to time under the Purchase Agreement.

Our financial statements for the year ended December 31, 2020 were prepared assuming we will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. Our current cash balances, together with cash generated from future operations and amounts available under our credit facilities (including the Lincoln Park equity facility) may not be sufficient to fund operations through April 2022. At December 31, 2020, we have Stockholders’ Deficit of $1,256,000.

Our loan and security agreement and 2020 Term Note with Cherokee for $900,000 and $220,000, respectively, expired on February 15, 2021; however, the credit facilities were extended for another 12 months, or until February 15, 2022 (which is less than 12 months from the date of this report); See Note K – Subsequent Events to our financial statements for Fiscal 2020. Our total debt at December 31, 2020 with Cherokee Financial, LLC was $1,120,000 and under the terms of the February 2021 extension, the total debt was increased to $1,240,000. We do not expect cash from operations within the next 12 months to be sufficient to pay the amounts due under these credit facilities, which is due in full on February 15, 2022. We may be able to utilize the Lincoln Park equity facility to pay down a portion (or all) of the debt owed to Cherokee prior to the maturity date of February 15, 2022; however, as of the date of this report, that is not a certainty.

Throughout Fiscal 2020, we had a line of credit with Crestmark Bank. The maximum availability on the line of credit through a part of Fiscal 2020 was $1,500,000 but, it was reduced on June 22, 2020 to $1,000,000 under the amendment and extension of the line of credit. However, because the amount available under the line of credit is based upon our accounts receivable, the amounts actually available under our line of credit (historically) have been significantly less than the maximum availability. When sales levels decline, we have reduced availability on our line of credit due to decreased accounts receivable balances. As of December 31, 2020, based on our availability calculation, there were no additional amounts available under the line of credit because we draw any balance available on a daily basis.

If availability under our line of credit and cash received from equity sales under the Lincoln Park Purchase Agreement are not sufficient to satisfy our working capital and capital expenditure requirements, we will be required to obtain additional credit facilities or sell additional equity securities, or delay capital expenditures which could have a material adverse effect on our business. There is no assurance that such financing will be available or that we will be able to complete financing on satisfactory terms, if at all.

As of December 31, 2020, we had the following debt/credit facilities:

Facility	Debtor	Balance as of December 31, 2020	Due Date
Loan and Security Agreement	Cherokee Financial, LLC	$900,000	February 15, 2021
Revolving Line of Credit	Crestmark Bank	$277,000	June 22, 2021
Term Loan	Cherokee Financial, LLC	$220,000	February 15, 2021
PPP Loan	Crestmark Bank, SBA	$332,000	April 22, 2022
Term Loan	Individual	$50,000	May 4, 2021
Term Loan	Individual	$25,000	Not Applicable
Total Debt		$1,804,000

Working Capital Deficit

At the end of Fiscal 2020, we were operating at a working capital deficit of $841,000. This compares to a working capital deficit of $463,000 at the end of Fiscal 2019. This increase in our working capital deficit was primarily a result of the PPP loan. We have historically satisfied working capital requirements through cash from operations and bank debt.

Dividends

We have never paid any dividends on our common shares and we anticipate that all future earnings, if any, will be retained for use in our business.

Cash Flow, Outlook/Risk

In Fiscal 2020, we had a net loss of $796,000 and net cash used by operating activities of $483,000. Our cash position increased from $4,000 at December 31, 2019 to $98,000 at December 31, 2020 as a result of proceeds from the initial sale of common stock under the Lincoln Park Purchase Agreement in December 2020.

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

While the Covid-19 pandemic continues to evolve and as surges continue to occur, we continue to assess the impact of the Covid-19 pandemic to best mitigate risk and continue the operations of our business. The extent to which the outbreak impacts our business, liquidity, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including new information that may emerge concerning the severity or longevity of the Covid-19 pandemic and actions that may be taken to contain it or treat its impact, among others. If we, our customers or suppliers experience (or in some cases continue to experience) prolonged shutdowns or other business disruptions, our business, liquidity, results of operations and financial condition are likely to be materially adversely affected, and our ability to access the capital markets may be limited.

In other efforts to reduce cash requirements, we have issued shares of restricted stock in lieu of cash. More specifically, we issued 300,000 restricted shares of common stock to Cherokee in connection with a February 2020 debt extension and 129,636 restricted shares of common stock to board members in connection with their attendance at meetings of our Board of Directors in the six months ended June 30, 2020 (there were no formal board meetings held in the second half of Fiscal 2020).

On February 20, 2020, we entered into a Securities Purchase Agreement with Chaim Davis (then the Chairman of our Board of Directors) and certain other accredited investors (the “Investors”), pursuant to which we agreed to issue and sell to the Investors in a private placement (the “Private Placement”), 2,842,856 Units (the “Units”). Each Unit consisted of one (1) share of our common stock, par value $0.01 per share (“Common Share”), at a price per Unit of $0.07 (the “Purchase Price”) for aggregate gross proceeds of approximately $199,000. We received net proceeds of $199,000 from the Private Placement as expenses related to the Private Placement were minimal.

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

On December 9, 2020, we entered into a Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”) under which Lincoln Park agreed to purchase from the Company, from time to time, up to $10,250,000 of our shares of common stock, par value $0.01 per share, subject to certain limitations set forth in the Purchase Agreement, during the term of the Purchase Agreement. We registered 9,750,000 shares of common stock under a Registration Statement on Form S-1 (as amended) and the Form S-1 was declared effective by the SEC on January 11, 2021 and going forward we are able to utilize the Lincoln Park equity facility to fund operations (if necessary), pay down other debt (whenever possible) and fund our growth initiatives.

Our ability to repay our current debt may also be affected by general economic, financial, competitive, regulatory, legal, business and other factors beyond our control, including those discussed herein. If we are unable to meet our credit facility obligations and we are unable to facilitate purchases under our Purchase Agreement with Lincoln Park, we would be required to raise money through new equity and/or debt financing(s) and, there is no assurance that we would be able to find new financing, or that any new financing would be at favorable terms.

We will continue to take steps to ensure that operating expenses and manufacturing costs remain in line with sales levels. We have consolidated job responsibilities in certain areas of the Company and this enabled us to implement personnel reductions. Sales declines result in lower cash balances and lower availability on our line of credit at times. We are promoting new products and service offerings to diversify our revenue stream, including Covid-19 tests.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, Management has concluded that our internal control over financial reporting was effective as of December 31, 2020.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item is contained in our definitive Proxy Statement with respect to our Annual Meeting of Shareholders for Fiscal 2020, under the captions “Discussion of Proposal Recommended by Board”, “Directors that are not Nominees”, “Additional Executive Officers and Senior Management”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Code of Ethics”, “Nominating Committee”, “Audit Committee” and “Audit Committee Financial Expert” and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is contained in our definitive Proxy Statement with respect to our Annual Meeting of Shareholders for Fiscal 2020, under the captions “Executive Compensation”, “Compensation of Directors”, “Compensation Committee Interlocks and Insider Participation”, and “Compensation Committee Report”, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is contained within Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities earlier in this Annual Report on Form 10-K and in our definitive Proxy Statement with respect to the Annual Meeting of Shareholders for Fiscal 2020, under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is contained in our definitive Proxy Statement with respect to the Annual Meeting of Shareholders for Fiscal 2020, under the captions “Certain Relationships and Related Transactions” and “Independent Directors”, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is contained in our definitive Proxy Statement with respect to the Annual Meeting of Shareholders for Fiscal 2020, under the caption “Independent Public Accountants”, and is incorporated herein by reference.

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

(3)
See Item 15(b) of this Annual Report on Form 10-K.

ITEM 16. FORM 10-K SUMMARY

We are not required to provide this information.

(b)
Exhibits

Number	Description of Exhibits

3.1	Certificate of Incorporation(1)
3.5	Amended and Restated Bylaws (2)
3.51	Amended and Restated Bylaws (3)
3.7	Sixth amendment to the Certificate of Incorporation (2)
4.26	Securities Purchase Agreement(4)
10.8	Lease dated August 1, 1999/New Jersey facility (5)
10.40	Employment Contract between the Company and Melissa A. Waterhouse(6)
10.43	Amendment No. 11 to New Jersey facility lease, dated November 20, 2017(7)
10.44	Amendment No. 12 to New Jersey facility lease, dated December 24, 2019(8)
10.45	Purchase Agreement dated December 8, 2020 by and between the Company and Lincoln Park Capital Fund, LLC(9)
10.46	Registration Rights Agreement dated December 8, 2020 by and between the Company and Lincoln Park Capital Fund, LLC(9)
10.49	Fiscal 2001 Nonstatutory Stock Option Plan (filed as part of the Company’s Proxy Statement for its Fiscal 2002 Annual Meeting and incorporated herein by reference) (a)(b)
10.50	2013 Equity Compensation Plan (filed as Appendix A to the Company’s Proxy Statement for its fiscal year ended December 31, 2012 and incorporated herein by reference)(a)(c)
31.1 & 31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer/Chief Financial Officer
32.1 & 32.2	Section 1350 Certification of the Chief Executive Officer/Chief Financial Officer
101
The following materials from our Annual Report on Form 10-K for the year ended December 31, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheet, (ii) Statements of Income (iii) Statements of Cash Flows, (iv) Statements of Changes in Stockholders’ Equity and (v) Notes to Financial Statements.

(a)
Indicates an employee benefits plan, management contract or compensatory plan or arrangement in which a named executive officer participates.
(b)
Previously noted as Exhibit 4.17 in the Company’s Form 10-K filed on June 26, 2020.
(c)
Previously noted as Exhibit 4.25 in the Company’s Form 10-K filed on June 26, 2020.
(1)
Filed as the exhibit number listed to the Company’s Form 10-SB filed on November 21, 1996.
(2)
Filed as the exhibit number listed to the Company’s Form 10-KSB filed April 15, 2002 and incorporated herein by reference.
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
(8)
Filed as the exhibit number listed to the Company’s Annual Report on Form 10-K filed on June 26, 2020.
(9)
Filed as the exhibit number listed to the Company’s Current Report on Form 8-K filed on December 10, 2020.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN BIO MEDICA CORPORATION

Date: April 15, 2021	By:	/s/ Melissa A. Waterhouse
Melissa A. Waterhouse
Chief Executive Officer (Principal Executive Officer) Principal Financial Officer Principal Accounting Officer Title

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 15, 2021:

By:	/s/ Melissa A. Waterhouse
Melissa A. Waterhouse
Chief Executive Officer (Principal Executive Officer) Principal Financial Officer Principal Accounting Officer Title

By:	/s/ Peter Jerome
Peter Jerome
Director

By:	/s/ Jean Neff
Jean Neff
Director and Corporate Secretary

S-1

AMERICAN BIO MEDICA CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of American Bio Medica Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of American Bio Medica Corporation (the Company) as of December 31, 2020 and 2019, and the related statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements, and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not by communicating the critical audit matters below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Inventory Valuation

As discussed in Note 1 to the financial statements, inventory is stated at the lower of cost or net realizable value. Work in process and finished goods are comprised of labor, overhead and raw material costs. Labor and overhead costs are determined on a rolling month average cost basis and raw materials are determined on an average cost basis. The Company maintains an allowance for slow moving and obsolete inventory based upon its assumptions about obsolescence, excessive levels of inventory, deterioration, future demand and market conditions.

We identified the inventory valuation as a critical audit matter. Due to the frequent movement of products, the steps that a product takes through the production cycle, assumptions and estimates regarding product yields and inefficiency rates, and the variety of costs incurred, significant auditor judgement was required to evaluate the amounts recorded as the costs are incurred and transferred throughout steps in the production process.

In addition, if actual market conditions are less favorable than those projected by management, additional inventory allowances or write-downs of inventory may be required. A significant amount of judgement is required by management in developing the assumptions of the excess and obsolete inventories, as well as its estimates of forecasted product demand, which in turn led to significant auditor judgement and effort in performing audit procedures and evaluating audit evidence relating to inventory valuation.

The following are the primary procedures we performed to address this critical audit matter. For a sample of transactions, we assessed the actual costs incurred and the transfer of costs throughout production process by obtaining evidence supporting the actual cost of raw materials, labor and overhead. We traced the accumulation of actuals costs to bills of materials, and tested management’s average costs calculations based upon the underlying actual cost data. In addition, we tested management’s process for developing its estimate of excess or obsolete inventory, and tested the completeness and accuracy of the underlying data used in the estimate, and we evaluated management’s assumptions of forecasted product demand. Evaluating management’s demand forecast for reasonableness involved considering historical sales of its products, and determining whether the demand forecast used was consistent with evidence obtained in other areas of the audit.

/s/ UHY LLP

We have served as the Company’s auditor since 2015.

Albany, New York

April 15, 2021

AMERICAN BIO MEDICA CORPORATION
Balance Sheets

	December 31,	December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$98,000	$4,000
Accounts receivable, net of allowance for doubtful accounts of $22,000 at December 31, 2020 and $34,000 at December 31, 2019	407,000	370,000
Inventory, net of allowance of $279,000 at December 31, 2020 and $291,000 at December 31, 2019	536,000	810,000
Prepaid expenses and other current assets	104,000	6,000
Right of use asset – operating leases	35,000	34,000
Total current assets	1,180,000	1,224,000
Property, plant and equipment, net	576,000	644,000
Patents, net	108,000	116,000
Right of use asset – operating leases	41,000	73,000
Other assets	21,000	21,000
Total assets	$1,926,000	$2,078,000
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$577,000	$652,000
Accrued expenses and other current liabilities	620,000	518,000
Right of use liability – operating leases	33,000	34,000
Wages payable	107,000	104,000
Line of credit	277,000	337,000
PPP Loan	332,000	0
Current portion of long-term debt, net of deferred finance costs	75,000	42,000
Total current liabilities	2,021,000	1,687,000
Long-term debt/other liabilities, net of current portion and deferred financing costs	1,120,000	1,108,000
Right of use liability – operating leases	41,000	73,000
Total liabilities	3,182,000	2,868,000
COMMITMENTS AND CONTINGENCIES
Stockholders’ deficit:
Preferred stock; par value $.01 per share; 5,000,000 shares authorized, none issued and outstanding	0	0
Common stock; par value $.01 per share; 50,000,000 shares authorized; 37,703,476 issued and outstanding as of December 31, 2020 and 32,680,984 issued and outstanding as of December 31, 2019	377,000	327,000
Additional paid-in capital	21,717,000	21,437,000
Accumulated deficit	(23,350,000)	(22,554,000)
Total stockholders’ (deficit)	(1,256,000)	(790,000)
Total liabilities and stockholders’ (deficit)	$1,926,000	$2,078,000

 The accompanying notes are an integral part of the financial statements.

  AMERICAN BIO MEDICA CORPORATION
Statements of Operations

	Year Ended December 31,
	2020	2019

Net sales	$4,147,000	$3,655,000

Cost of goods sold	2,909,000	2,471,000

Gross profit	1,238,000	1,184,000

Operating expenses:
Research and development	90,000	82,000
Selling and marketing	493,000	459,000
General and administrative	1,276,000	1,236,000
	1,859,000	1,777,000

Operating loss	(621,000)	(593,000)

Other income / (expense):
Interest expense	(175,000)	(265,000)
Other income, net	2,000	172,000
	(173,000)	(93,000)

Net loss before tax	(794,000)	(686,000)

Income tax (expense) / benefit	(2,000)	5,000

Net loss	$(796,000)	$(681,000)

Basic and diluted loss per common share	$(0.02)	$(0.02)

Weighted average number of shares outstanding – basic and diluted	35,558,105	32,526,669

  The accompanying notes are an integral part of the financial statements.

  AMERICAN BIO MEDICA CORPORATION
Statements of Changes in Stockholders’ Deficit

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance – January 1, 2019	32,279,368	$323,000	$21,404,000	$(21,873,000)	$(146,000)
Shares issued to Cherokee in connection with loan	200,000	2,000	12,000		14,000
Shares issued for board meeting attendance in lieu of cash	201,616	2,000	15,000		17,000
Share based payment expense			6,000		6,000
Net loss				(681,000)	(681,000)
Balance – December 31, 2019	32,680,984	$327,000	$21,437,000	$(22,554,000)	$(790,000)
Shares issued to Cherokee in connection with loan	300,000	3,000	18,000		21,000
Shares issued under February 2020 Private Placement	2,842,856	28,000	171,000		199,000
Shares issued to Lincoln Park for purchases under the 2020 Lincoln Park equity line	500,000	5,000	120,000		125,000
Shares issued to Lincoln Park for commitment under the 2020 Lincoln Park equity line	1,250,000	13,000	125,000		138,000
Non cash costs of commitment shares under Lincoln Park equity line			(138,000)		(138,000)
Expenses related to the 2020 Lincoln Park equity line			(48,000)		(48,000)
Shares issued for board meeting attendance in lieu of cash	129,636	1,000	30,000		31,000
Share based payment expense			2,000		2,000
Net loss				(796,000)	(796,000)
Balance – December 31, 2020	37,703,476	$377,000	$21,717,000	$(23,350,000)	$(1,256,000)

The accompanying notes are an integral part of the financial statements.

  AMERICAN BIO MEDICA CORPORATION
Statements of Cash Flows

	Year Ended	Year Ended
	December 31,	December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(796,000)	$(681,000)
Adjustments to reconcile net loss to net cash (used in) / provided by operating activities:
Depreciation and amortization	79,000	81,000
Amortization of debt issuance costs	17,000	108,000
Penalty added Cherokee loan balance	20,000	0
Provision for bad debts	3,000	(2,000)
Provision for slow moving and obsolete inventory	157,000	96,000
Share-based payment expense	2,000	6,000
Director fee paid with restricted stock	31,000	17,000
Refinance fee paid with restricted stock	21,000	0
Changes in:
Accounts receivable	(40,000)	84,000
Inventory	117,000	113,000
Prepaid expenses and other current assets	(67,000)	23,000
Accounts payable	(75,000)	293,000
Accrued expenses and other current liabilities	45,000	94,000
Wages payable	3,000	(174,000)
Net cash (used in) / provided by operating activities	(483,000)	58,000

Cash flows from investing activities:
Purchase of property, plant, and equipment	(4,000)	0
Net cash used in investing activities	(4,000)	0

Cash flows from financing activities:
Proceeds from debt financing	407,000	86,000
Payments on debt financing	(42,000)	(88,000)
Proceeds from private placement	199,000	0
Proceeds from Lincoln Park Financing	125,000	0
Expenses from Lincoln Park Financing	(48,000)	0
Proceeds from lines of credit	3,949,000	3,835,000
Payments on lines of credit	(4,009,000)	(4,000,000)
Net cash provided by / (used in) financing activities	581,000	(167,000)

Net increase in/ (decrease in) cash and cash equivalents	94,000	(109,000)
Cash and cash equivalents – beginning of period	4,000	113,000
Cash and cash equivalents – end of period	$98,000	$4,000
Supplemental disclosures of cash flow information:
Non-Cash transactions:
Debt issuance cost paid with restricted stock	$0	$14,000
Loans converted to stock	$35,000	$0
Commitment shares issued to Lincoln park, charged to Paid in Capital	$138,000	$0
Cash paid during the year for interest	$152,000	$155,000
Cash paid for taxes	$2,000	$0

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

Going Concern:

The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. For the year ended December 31, 2020 (“Fiscal 2020”), the Company had a net loss of $796,000 and net cash used in operating activities of $483,000, compared to a net loss of $681,000 and net cash provided by operating activities of $58,000 in the year ended December 31, 2019 (“Fiscal 2019”). The Company’s cash position increased by $94,000 in Fiscal 2020 and decreased by $109,000 in Fiscal 2019. The Company had a working capital deficit of $841,000 at December 31, 2020 compared to a working capital deficit of $463,000 at December 31, 2019. This increase in working capital deficit is primarily due to the PPP loan amount in 2020 that is expected to be forgiven in 2021.

As of December 31, 2020, the Company had an accumulated deficit of $23,350,000. Over the course of the last several fiscal years, the Company has implemented a number of expense and personnel cuts, implemented a salary and commission deferral program, consolidated certain manufacturing operations of the Company, refinanced debt and entered into an equity line of credit with Lincoln Park Capital Fund, LLC.

Throughout most of the six months ended June 30, 2020, we maintained a 10% salary deferral program for our sole executive officer, our Chief Executive Officer/Principal Financial Officer Melissa Waterhouse. The 10% deferral program ceased in early June 2020 considering the length of time the deferral was in place for Waterhouse (almost 7 years) and the balance owed. Until his departure in November 2019, another member of senior management participated in the program. As of December 31, 2020, we had total deferred compensation owed to these two individuals in the amount of $138,000. We did not make any payments on deferred compensation to Melissa Waterhouse in Fiscal 2020 or in Fiscal 2019. After the member of senior management retired in November 2019, we agreed to make payments for the deferred comp owed to this individual. In Fiscal 2020, we made payments totaling $57,000 to this individual and in Fiscal 2019 we made payments of $4,000 to this individual. We will continue to make payments to the former member of senior management in the year ended December 31, 2021 in the amount of $20,000 until the deferred compensation is paid in full; which is expected to be in May 2021. As cash flow from operations allows, we intend to repay/make payments on the deferred compensation owed to Melissa Waterhouse.

The Company’s current cash balances, together with cash generated from future operations and amounts available under its credit facilities may not be sufficient to fund operations through April 2022. At December 31, 2020, the Company had negative Stockholders’ Equity of $1,256,000.

The Company’s loan and security agreement and 2020 Term Note with Cherokee for $900,000 and $220,000, respectively, expired on February 15, 2021. The Company did extend the facilities with Cherokee in February 2021. (See Note K – Subsequent Events).

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

The Crestmark line of credit has a maximum availability of $1,000,000; however, the amount available under the line of credit is much lower as it is based upon the balance of the Company’s accounts receivable. As of December 31, 2020, based on an availability calculation, there were no additional amounts available under the Crestmark line of credit because the Company draws any balance available on a daily basis. If sales levels decline, the Company will have reduced availability on the line of credit due to decreased accounts receivable balances. The line of credit with Crestmark expires on June 22, 2021.

On December 9, 2020, the Company entered into a Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”) under which Lincoln Park agreed to purchase from the Company, from time to time, up to $10,250,000 of our shares of common stock, par value $0.01 per share, subject to certain limitations set forth in the Purchase Agreement, during the term of the Purchase Agreement. Pursuant to the terms of the Registration Rights Agreement, the Company was required to file with the U.S. Securities and Exchange Commission (the “SEC”) a registration statement on Form S-1 (the “Registration Statement”) to register for resale under the Securities Act of 1933, as amended (the “Securities Act”), the shares of common stock issued and sold as well as the shares of common stock that the Company may elect in the future to issue and sell to Lincoln Park from time to time under the Purchase Agreement.

If availability under the Crestmark line of credit and the Lincoln Park equity line of credit is not sufficient to satisfy the Company’s working capital and capital expenditure requirements, the Company will be required to obtain additional credit facilities or sell additional equity securities, or delay capital expenditures which could have a material adverse effect on the Company’s business. There is no assurance that such financing will be available or that the Company will be able to complete financing on satisfactory terms, if at all.

The Company’s ability to be in compliance with the obligations under its current credit facilities will depend on the Company’s ability to further increase sales. The Company’s ability to repay its current debt may also be affected by general economic, financial, competitive, regulatory, legal, business and other factors beyond the Company’s control, including those discussed herein. If the Company is unable to meet its credit facility obligations, the Company would be required to raise money through new equity and/or debt financing(s) and, there is no assurance that the Company would be able to find new financing, or that any new financing would be at favorable terms.

The Company’s history of limited cash flow and/or operating cash flow deficits and its current cash position raise doubt about its ability to continue as a going concern and its continued existence is dependent upon several factors, including its ability to raise revenue levels and control costs to generate positive cash flows, to facilitate purchase under the Lincoln Park equity line of credit to operations and/or obtain additional credit facilities. Obtaining additional credit facilities may be more difficult as a result of the tightening of credit markets and the Company’s operating losses.

If events and circumstances occur such that 1) the Company cannot raise revenue levels, 2) the Company is unable to control operational costs to generate positive cash flows, 3) the Company cannot maintain its current credit facilities or refinance its current credit facilities, 4) the Company is unable to utilize its common stock as a form of payment in lieu of cash and 4) the Company is unable to facilitate purchases under the Lincoln Park equity line of credit, the Company may be required to further reduce expenses or take other steps which could have a material adverse effect on the Company’s future performance. The Company’s financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of or classification of liabilities that might be necessary as a result of this uncertainty.

In March 2020, the World Health Organization declared Covid-19 to be a pandemic. Covid-19 has spread throughout the globe, including in the State of New York where the Company’s headquarters are located, and in the State of New Jersey where the Company’s strip manufacturing facility is located. The primary markets for the Company’s DOA products were all negatively impacted by the Covid-19 pandemic in Fiscal 2020 and this negative impact continues in the early part of the year ending December 31, 2021 although the negative impact does appear to have diminished as areas of the economy open up. This decline in DOA sales was offset by sales of Covid-19 tests in Fiscal 2020.

While the Covid-19 pandemic continues to evolve and as surges continue to occur, we continue to assess the impact of the Covid-19 pandemic to best mitigate risk and continue the operations of our business. The extent to which the outbreak impacts our business, liquidity, results of operations and financial condition will depend on future developments, which are still uncertain and cannot be predicted, including new information that may emerge concerning the severity or longevity of the Covid-19 pandemic and actions that may be taken to contain it or treat its impact, among others. There are still numerous uncertainties associated with this outbreak, including the number of individuals who will become infected, whether the vaccines recently introduced will significantly mitigate the effect of the virus, the extent of the protective and preventative measures that have been put in place by both governmental entities and other businesses and those that may be put in place in the future, the further impact on the U.S. and world economy, and various other uncertainties. Further, even after containment of the virus any significant reduction in employee willingness to return to work would result in a reduction of manufacturing capacity.

We expect the Covid-19 pandemic will continue to negatively affect customer demand of our DOA products in Fiscal 2021 or at least part of Fiscal 2021, but the final duration of this negative impact is uncertain. The extent to which the Covid-19 pandemic may further impact our business, operating results, financial condition, or liquidity in the future will depend on future developments which are evolving and highly uncertain including the duration of the outbreak, travel restrictions, business and workforce disruptions, the timing of reopening the economic regions in which we and our customers do business and the effectiveness of actions taken to contain and treat the disease. In addition, resurgence in the number of cases of Covid-19 could further negatively impact our business.

Significant Accounting Policies:

[1] Cash equivalents: The Company considers all highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

[2] Accounts Receivable: Accounts receivable consists of mainly trade receivables due from customers for the sale of our products. Payment terms vary on a customer-by-customer basis, and currently range from cash on delivery to net 60 days. Receivables are considered past due when they have exceeded their payment terms. Accounts receivable have been reduced by an estimated allowance for doubtful accounts. The Company estimates its allowance for doubtful accounts based on facts, circumstances and judgments regarding each receivable. Customer payment history and patterns, length of relationship with the customer, historical losses, economic and political conditions, trends and individual circumstances are among the items considered when evaluating the collectability of the receivables. Accounts are reviewed regularly for collectability and those deemed uncollectible are written off. At December 31, 2020 and December 31, 2019, the Company had an allowance for doubtful accounts of $22,000 and $34,000, respectively.

[3] Inventory: Inventory is stated at the lower of cost or net realizable value. Work in process and finished goods are comprised of labor, overhead and raw material costs. Labor and overhead costs are determined on a rolling average cost basis and raw materials are determined on an average cost basis. At December 31, 2020 and December 31, 2019, the Company established an allowance for slow moving and obsolete inventory of $279,000 and $291,000, respectively.

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

[5] Depreciation and amortization: Property, plant and equipment are depreciated on the straight-line method over their estimated useful lives; generally 3-5 years for equipment and 30 years for buildings. Leasehold improvements and capitalized lease assets are amortized by the straight-line method over the shorter of their estimated useful lives or the term of the lease. Intangible assets include the cost of patent applications, which are deferred and charged to operations over 19 years. The accumulated amortization of patents is $198,000 at December 31, 2020 and $190,000 at December 31, 2019. Annual amortization expense of such intangible assets is expected to be $8,000 per year for the next 5 years.

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

Potential common shares outstanding as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Warrants	0	2,000,000
Options	1,987,000	2,252,000
Total	1,987,000	4,252,000

For Fiscal 2020 and Fiscal 2019, the number of securities not included in the diluted loss per share was 1,987,000 and 4,252,000, respectively, as their effect was anti-dilutive due to a net loss in each year.

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

[11] Impairment of long-lived assets: The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. The Company has performed an analysis of the undiscounted cash flows expected to be generated from the Company’s fixed assets and intangibles. Based on the Company’s analysis, the Company believes the carrying values of these assets are recoverable and impairment does not exist.

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

In August 2018, ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement”, was issued. ASU 2018-03 adds, modifies and removes several disclosure requirements relative to the three levels of inputs used to measure fair value in accordance with Topic 820, “Fair Value Measurement.” ASU 2018-13 was effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. The Company adopted ASU 2018 on January 1, 2020 and the adoption did not have an impact on its financial position or results of operations.

[13] Accounting for share-based payments and stock warrants: In accordance with the provisions of ASC Topic 718, “Accounting for Stock Based Compensation”, the Company recognizes share-based payment expense for stock options and warrants. In June 2018, ASU 2018-07, “Compensation - Stock Compensation/Improvements to Nonemployee Share-Based Payment Accounting”, was issued. ASU 2018-07 expanded the scope of ASC Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The requirements of Topic 718 must be applied to nonemployee awards except for certain exemptions specified in the amendment. ASU 2018-07 was effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that fiscal year. The Company adopted ASU 2018-07 in the First Quarter 2019 and the adoption did not have a material impact on its financial position or results of operations considering the limited occasions where the Company has issued share based awards to nonemployees for goods or services.

The weighted average fair value of options issued and outstanding in Fiscal 2020 and Fiscal 2019 was $0.13 in each year. (See Note H [2] – Stockholders’ Equity)

The Company accounts for derivative instruments in accordance with ASC Topic 815 “Derivatives and Hedging” (“ASC Topic 815”). The guidance within ASC Topic 815 requires the Company to recognize all derivatives as either assets or liabilities on the statement of financial position unless the contract, including common stock warrants, settles in the Company’s own stock and qualifies as an equity instrument. A contract designated as an equity instrument is included in equity at its fair value, with no further fair value adjustments required; and if designated as an asset or liability is carried at fair value with any changes in fair value recorded in the results of operations. There were no warrants issued and outstanding at December 31, 2020. The weighted average fair value of warrants issued and outstanding at December 31, 2019 was $0.18. (See Note H [3] – Stockholders’ Equity)

[14] Concentration of credit risk: The Company sells products primarily to United States customers and distributors. Credit is extended based on an evaluation of the customer’s financial condition.

At December 31, 2020, one customer accounted for 68.0% of the Company’s net accounts receivable. A substantial portion of this balance was collected in the first quarter of the year ending December 31, 2021. Due to the long standing nature of the Company’s relationship with this customer and contractual obligations, the Company is confident it will recover these amounts.

At December 31, 2019, one customer accounted for 55.6% of the Company’s net accounts receivable and another customer accounted for 15.0%. All of these amounts were recovered in Fiscal 2020.

The Company has established an allowance for doubtful accounts of $22,000 and $34,000 at December 31, 2020 and December 31, 2019, respectively, based on factors surrounding the credit risk of our customers and other information.

One of the Company’s customers accounted for 35.2% of net sales in Fiscal 2020 and 44.8% of net sales in Fiscal 2019. Excluding sales of Covid testing products, the same customer accounted for 59.0% of net sales in Fiscal 2020.

The Company maintains certain cash balances at financial institutions that are federally insured and at times the balances have exceeded federally insured limits.

[15] Reporting comprehensive income: The Company reports comprehensive income in accordance with the provisions of ASC Topic 220, “Reporting Comprehensive Income” (“ASC Topic 220”). The provisions of ASC Topic 220 require the Company to report the change in the Company's equity during the period from transactions and events other than those resulting from investments by, and distributions to, the shareholders. For Fiscal 2020 and Fiscal 2019, comprehensive income was the same as net income.

[16] Reclassifications: Certain items have been reclassified from the prior years to conform to the current year presentation.

[17] New accounting pronouncements:

In the year ended December 31, 2020, we adopted the following accounting standards set forth by the Financial Accounting Standards Board (“FASB”):

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

Accounting Standards Issued; Not Yet Adopted

ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”, issued in December 2019 reduces the complexity by removing exemptions and simplifying the accounting for franchise taxes, deferred taxes and taxes related to employee’s stock ownership plan. The requirements in ASU 2019-12 are effective for public companies for fiscal years beginning after December 15, 2020, including interim periods. The Company adopted ASU 2019-02 on January 1, 2021 and the adoption did not have an impact on the Company’s financial condition or results of operation.

ASU 2020-01, “Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)”, issued in January 2020, clarifies certain interactions between the guidance to account for certain equity securities under Topic 321, the guidance to account for investments under the equity method of accounting in Topic 323, and the guidance in Topic 815, which could change how an entity accounts for an equity security under the measurement alternative or a forward contract or purchased option to purchase securities that, upon settlement of the forward contract or exercise of the purchased option, would be accounted for under the equity method of accounting or the fair value option in accordance with Topic 825, Financial Instruments. These amendments improve current GAAP by reducing diversity in practice and increasing comparability of the accounting for these interactions. The requirements in ASU 2021-01 are effective for public companies for fiscal years beginning after December 15, 2020, including interim periods within the fiscal year. The Company adopted ASU 2020-01 on January 1, 2021 and the adoption did not have an impact on the Company’s financial condition or results of operation.

ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, issued in August 2020 simplifies the accounting for convertible debt and convertible preferred stock by removing the requirements to separately present certain conversion features in equity. In addition, the amendments also simplify the guidance in ASC Subtopic 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity, by removing certain criteria that must be satisfied in order to classify a contract as equity, which is expected to decrease the number of freestanding instruments and embedded derivatives accounted for as assets or liabilities. Finally, the amendments revise the guidance on calculating earnings per share, requiring use of the if-converted method for all convertible instruments and rescinding an entity’s ability to rebut the presumption of share settlement for instruments that may be settled in cash or other assets. The amendments are effective for public companies for fiscal years beginning after December 15, 2021. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The guidance must be adopted as of the beginning of the fiscal year of adoption. The Company adopted ASU 2020-06 on January 1, 2021 and the adoption did not have an impact on the Company’s financial condition or results of operation.

Any other new accounting pronouncements recently issued, but not yet effective, have been reviewed and determined to be not applicable or were related to technical amendments or codification. As a result, the adoption of such new accounting pronouncements, when effective, is not expected to have a material effect on the Company’s financial position or results of operations.

NOTE B - INVENTORY

Inventory is comprised of the following:

	December 31, 2020	December 31, 2019
Raw Materials	$534,000	$670,000
Work In Process	127,000	141,000
Finished Goods	154,000	290,000
Allowance for slow moving and obsolete inventory	(279,000)	(291,000)
	$536,000	$810,000

NOTE C – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, are as follows:

	December 31, 2020	December 31, 2019

Land	$102,000	$102,000
Buildings and improvements	1,352,000	1,352,000
Manufacturing and warehouse equipment	2,110,000	2,107,000
Office equipment (incl. furniture and fixtures)	412,000	412,000
	3,976,000	3,973,000
Less accumulated depreciation	(3,400,000)	(3,329,000)
	$576,000	$644,000

Depreciation expense was $71,000 in Fiscal 2020 and $74,000 in Fiscal 2019.

NOTE D – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	December 31, 2020	December 31, 2019
Accounting fees	$80,000	$77,000
Interest payable	22,000	15,000
Accounts receivable credit balances	5,000	55,000
Sales tax payable	164,000	142,000
Deferred compensation	138,000	191,000
Customer Deposits	167,000	10,000
Other current liabilities	44,000	28,000
	$620,000	$518,000

NOTE E – DEBT AND LINE OF CREDIT

The Company’s Line of Credit and Debt consisted of the following as of December 31, 2020 and December 31, 2019:

	December 31, 2020	December 31, 2019
Loan and Security Agreement with Cherokee Financial, LLC: 5 year note executed on February 15, 2015, at a fixed annual interest rate of 8% plus a 1% annual oversight fee, interest only and oversight fee paid quarterly with first payment being made on May 15, 2015, annual principal reduction payment of $75,000 due each year beginning on February 15, 2016, with a final balloon payment being due on February 15, 2020. Loan was extended for one year (until February 15, 2021) on February 15, 2020 under the same terms and conditions as original loan. Loan was further extended in February 2021 to February 15, 2022; see Note K; Subsequent Events. Loan is collateralized by a first security interest in building, land and property.
	$ 900,000	$900,000
Crestmark Line of Credit: Line of credit maturing on September 22, 2021 with interest payable at a variable rate based on WSJ Prime plus 3% with a floor or 5.25%; loan fee of 0.5% annually & monthly maintenance fee of 0.3% on actual loan balance from prior month. Early termination fee of 2% if terminated prior to natural expiration. Loan is collateralized by first security interest in receivables and inventory and the all-in interest rate as of the date of this report is 12.08%.	277,000	337,000
Crestmark Equipment Term Loan: 38 month equipment loan related to the purchase of manufacturing equipment, at an interest rate of WSJ Prime Rate plus 3%; or 6.25%. The loan was satisfied in the quarter ended September 30, 2020.	0	7,000
2019 Term Loan with Cherokee Financial, LLC: 1 year note at an annual fixed interest rate of 18% paid quarterly in arrears with first interest payment being made on May 15, 2019 and a balloon payment being due on February 15, 2020. Loan was extended for another until February 15, 2021 under the same terms and conditions. A penalty of $20,000 was added to the loan principal on February 15, 2020 in connection with the extension of the loan. Loan was further extended in February 2021 to February 15, 2022; see Note K; Subsequent Events.	220,000	200,000
July 2019 Term Loan with Chaim Davis, et al: Notes at an annual fixed interest rate of 7.5% paid monthly in arrears with the first payment being made on September 1, 2019 and the final payment being made on October 1, 2020. Loan principal was fully converted into restricted common shares on March 2, 2020 as part of the February 2020 private placement.
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
	0 0 332,000	10,000 25,000 0
November 2020 Shareholder Note with Chaim Davis; no terms, note was paid on February 24, 2021 with proceeds from Lincoln Park financing.	25,000	0
November 2020 Shareholder Note: 6 month term loan at 7% interest (Prime + 3.75%) with the first interest only payment being made on February 4, 2021 and the final interest and 50,000 principal due on May 4, 2021.	50,000	0
	$ 1,804,000	$1,479,000
Less debt discount & issuance costs (Cherokee Financial, LLC loans)	0	(17,000)
Total debt, net	$ 1,804,000	$1,462,000

Current portion	$ 684,000	$354,000
Long-term portion, net of current portion	$ 1,120,000	$1,125,000

At December 31, 2020, the following are the debt maturities for each of the next five years:

2021	$684,000
2022	1,120,000
2023	0
2024	0
2025	0
$1,804,000

AMERICAN BIO MEDICA CORPORATION
Notes to financials

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

The Company recognized $89,000 in interest expense related to the Cherokee LSA in Fiscal 2020 (of which $16,000 is debt issuance cost amortization recorded as interest expense) and $166,000 in interest expense related to the Cherokee LSA in Fiscal 2019 (of which $94,000 is debt issuance cost amortization recorded as interest expense).

The Company had $12,000 in accrued interest expense at December 31, 2020 related to the Cherokee LSA and $10,000 in accrued interest expense at December 31, 2019.

  As of December 31, 2020, the balance on the Cherokee LSA was $900,000. As of December 31, 2019, the balance on the Cherokee LSA was $900,000; however, the discounted balance was $884,000.

A final balloon payment was due on February 15, 2021; however, the Company further extended the Cherokee LSA. See “Note K – Subsequent Events” for information regarding the extension of the Cherokee LSA.

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

Interest on the Crestmark LOC is at a variable rate based on the Prime Rate plus 3% with a floor of 5.25%. As of December 31, 2020, the interest only rate on the Crestmark LOC was 6.25% due to a decrease in the Prime Rate effective March 15, 2020. As of the date of this report, with all fees considered (the interest rate + an Annual Loan Fee of $7,500 + a monthly maintenance fee of 0.30% of the actual average monthly balance from the prior month), the interest rate on the Crestmark LOC was 13.2%.

The Company recognized $41,000 in interest expense related to the Crestmark LOC in Fiscal 2020 and $46,000 in interest expense related to the Crestmark LOC in Fiscal 2019.

Given the nature of the administration of the Crestmark LOC, at December 31, 2020, the Company had $0 in accrued interest expense related to the Crestmark LOC, and there is $0 in additional availability under the Crestmark LOC.

As of December 31, 2020, the balance on the Crestmark LOC was $277,000, and as of December 31, 2019, the balance on the Crestmark LOC was $337,000.

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

The Company incurred minimal interest expense in the Fiscal 2020 related to the Equipment Loan and less than $1,000 in interest expense in Fiscal 2019. The balance on the Equipment Loan is $0 at December 31, 2020 and $7,000 at December 31, 2019.

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

The Company recognized $40,000 in interest expense related to the 2019 Cherokee Term Loan in Fiscal 2020 (of which $1,000 is debt issuance cost amortization recorded as interest expense) and $48,000 in interest expense (of which $15,000 was debt issuance costs recorded as interest expense) in Fiscal 2019.

The Company had $7,000 in accrued interest expense at December 31, 2020 related to the Cherokee Term Loan and $5,000 in accrued interest expense at December 31, 2019. The balance on the 2019 Term Loan is $220,000 at December 31, 2020 (including the $20,000 penalty referenced above). As of December 31, 2019, the balance on the Cherokee Term Loan was $200,000; however, the discounted balance was $199,000.

A final balloon payment was due on February 15, 2021; however the Company further extended the 2019 Cherokee Term Loan. See “Note K – Subsequent Events” for information regarding the extension of the Cherokee Term Loan.

SBA PAYCHECK PROTECTION LOAN (PPP LOAN)

On April 22, 2020, we entered into a Promissory Note (“PPP Note”) for $332,000 with Crestmark Bank, pursuant to the U.S. Small Business Administration Paycheck Protection Program under Title I of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act passed by Congress and signed into law on March 27, 2020. The PPP Note is unsecured, bears interest at 1.00% per annum, with principal and interest payments deferred for the first six months, and matures in two years. The principal is payable in equal monthly installments, with interest, beginning on the first business day after the end of the deferment period. The PPP Note may be forgiven subject to the terms of the Paycheck Protection Program. Additionally, certain acts of the Company, including but not limited to: (i) the failure to pay any taxes when due, (ii) becoming the subject of a proceeding under any bankruptcy or insolvency law, (iii) making an assignment for the benefit of creditors, or (iv) reorganizing, merging, consolidating or otherwise changing ownership or business structure without PPP Lender’s prior written consent, are considered events of default which grant Lender the right to seek immediate payment of all amounts owing under the PPP Note. The Company intends to apply for forgiveness of loan in the amount of $332,000 under PPP guidelines after 24 weeks, or after October 2020. As of April 2021, the online application with Crestmark has been started and we are reconciling data with our payroll provider.

The Company recognized $2,000 in interest expense related to the PPP loan in Fiscal 2020. The $2,000 was accrued at December 31, 2020 and is eligible for forgiveness under PPP guidelines. As of December 31, 2020, the balance on the PPP Note was $332,000 and as of December 31, 2019, the balance on the PPP Note was $0 (as the facility was not in place at December 31, 2019).

NOVEMBER 2020 LOAN WITH CHAIM DAVIS

On November 6, 2020, the Company entered into a loan agreement with our Chairman of the Board Chaim Davis, under which Davis provided the Company the sum of $25,000 (the “November 2020 Loan”). There were no expenses or interest related to the November 2020 loan. The Company incurred $0 in interest expense in Fiscal 2020 and $0 in interest expense in Fiscal 2019 (as the facility was not in place until November 2020). The balance on the November 2020 Term Loan was $25,000 at December 31, 2020, and $0 at December 31, 2019 (as the facility was not in place at December 31, 2019). The principal in the amount of $25,000 was paid on February 24, 2021 with proceeds from the Lincoln Park equity line.

NOVEMBER 2020 TERM LOAN

On November 4, 2020, the Company entered into a loan agreement with an individual in the amount of $50,000. There were no expenses related to the term loan and the interest rate is 7% (Prime + 3.75%). The first interest only payment is due on February 4, 2021 and the final interest payment and 50,000 principal is due on May 4, 2021. The company recognized and accrued less than $1,000 of interest expense related to the term loan in Fiscal 2020 and $0 in interest expense in Fiscal 2019 (as the loan was not in place at December 31, 2019). The balance on the 2020 Term Loan was $50,000 at December 31, 2020 and $0 at December 31, 2019 (as the loan was not in place at December 31, 2019).

OTHER DEBT INFORMATION

In addition to the debt indicated previously, previous debt facilities (paid in full via refinance or conversion into equity) had financial impact on Fiscal 2020 and/or Fiscal 2019. More specifically:

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

The Company recognized $3,000 in interest expense related to the 2018 Cherokee Term Loan in Fiscal 2019 (of which $2,000 was debt issuance costs recorded as interest expense). As of December 31, 2020 and December 31, 2019, the balance on the 2018 Cherokee Term Loan was $0 as the Company paid the facility in full with proceeds from the 2019 Term Loan with Cherokee.

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

The balance on the 2019 Term Loan was $10,000 at December 31, 2019. In February 2020, all amounts loaned under the July 2019 Term Loan were converted into equity as part of the February 2020 Private Placement. . Any interest that was incurred under the facility in 2019 and up to the conversion in February 2020 was forgiven by the holders. The balance on the July 2019 Term Loan was $0 at December 31, 2020.

DECEMBER 2019 CONVERTIBLE NOTE

On December 31, 2019, the Company entered into a Convertible Note with one individual in the amount of $25,000 (“2019 Convertible Note”). Under the terms of the 2019 Convertible Note, the principal amount would convert into equity within 120 days of the origination of the note or upon the close of a contemplated private placement in early 2020, whichever was sooner. The 2019 Convertible Note did not bear any interest and was ultimately converted into equity as part of a private placement closed in February 2020. The balance on the 2019 Convertible Note was $0 at December 31, 2020 and $25,000 at December 31, 2019.

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

A reconciliation of the U.S. Federal statutory income tax rate to the effective income tax rate is as follows:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Tax expense at federal statutory rate	(21%)	(21%)
State tax expense, net of federal tax effect	0%	0%
Expired NOL	42%	46%
Deferred income tax asset valuation allowance	(21%)	(26%)
Effective income tax rate	(0%)	(1%)

AMERICAN BIO MEDICA CORPORATION
Notes to financials

Significant components of the Company’s deferred income tax assets are as follows:

	December 31, 2020	December 31, 2019

Inventory capitalization	$8,000	$8,000
Inventory allowance	73,000	76,000
Allowance for doubtful accounts	6,000	9,000
Accrued compensation	18,000	18,000
Stock based compensation	162,000	168,000
Deferred wages payable	36,000	50,000
Depreciation – Property, Plant & Equipment	(5,000)	(1,000)
Research and development credits	22,000	0
Net operating loss carry-forward	3,123,000	3,339,000
Total gross deferred income tax assets	3,443,000	3,667,000
Less deferred income tax assets valuation allowance	(3,443,000)	(3,667,000)
Net deferred income tax assets	$0	$0

The valuation allowance for deferred income tax assets as of December 31, 2020 and December 31, 2019 was $3,443,000 and $3,667,000, respectively. The net change in the deferred income tax assets valuation allowance was $224,000 for Fiscal 2020 and $217,000 for Fiscal 2019. The Company believes that it is more likely than not that the deferred tax assets will not be realized.

As of December 31, 2020, the prior three years remain open for examination by the federal or state regulatory agencies for purposes of an audit for tax purposes.

At December 31, 2020, the Company had Federal net operating loss carry-forwards for income tax purposes of approximately $3,123,000 and research and development credits of $22,000. The Company’s net operating loss carry-forwards began to expire in 2019 and continue to expire through 2035. In assessing the realizability of deferred income tax assets, management considers whether or not it is more likely than not that some portion or all deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment.

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

NOTE G – OTHER INCOME / EXPENSE

Other expense in Fiscal 2020 consisted of interest expense associated with our credit facilities, offset by non-refundable deposits for cancelled Covid test orders. Other expense in Fiscal 2019 consisted of interest expense associated with our credit facilities, offset by other income from proceeds for an insurance claim related to our New Jersey facility (a claim that resulted from actions of a service vendor) and a gain on an accrual for a contingent liability.

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

[2] Stock options: During Fiscal 2020, the Company issued 0 options to purchase shares of common stock. During Fiscal 2019, the Company issued four stock option grants to non-employee members of our board of directors (under the Fiscal 2001 Plan) to purchase 20,000 shares of common stock (each); for a total of 80,000 common shares.

As of December 31, 2020, there were 1,987,000 options issued and outstanding under the 2001 Plan. There were no options issued under the 2013 Plan, making the total issued and outstanding options 1,987,000 as of December 31, 2020. Of the total options issued and outstanding, 1,987,000 were fully vested as of December 31, 2020. As of December 31, 2020, there were 1,730,000 options available for issuance under the 2001 Plan and 4,000,000 options available under the 2013 Plan.

Stock option activity for Fiscal 2020 and Fiscal 2019 is summarized as follows: (the figures contained within the tables below have been rounded to the nearest thousand)

	Year ended December 31, 2020			Year ended December 31, 2019
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of December 31, 2020	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of December 31, 2019
Options outstanding at beginning of year	2,252,000	$0.13		2,222,000	$0.13
Granted	0	NA		80,000	$0.07
Exercised	0	NA		0	NA
Cancelled/expired	(265,000)	$0.10		(50,000)	$0.20
Options outstanding at end of year	1,987,000	$0.13	$291,324	2,252,000	$0.13	$1,000
Options exercisable at end of year	1,987,000	$0.13		2,172,000	$0.13

The following table presents information relating to stock options outstanding as of December 31, 2020:

	Options Outstanding			Options Exercisable
			Weighted Average Remaining		Weighted Average
	Shares	Weighted Average Exercise Price	Life in Years	Shares	Exercise Price

$0.07 - $0.11	910,000	$0.11	5.59	910,000	$0.11
$0.12 - $0.16	780,000	$0.13	3.68	780,000	$0.13
$0.18 - $0.26	297,000	$0.19	1.68	297,000	$0.19
TOTAL	1,987,000	$0.13	4.26	1,987,000	$0.13

The following table summarizes weighted-average assumptions using the Black-Scholes option-pricing model used on the date of the grants issued during Fiscal 2020 and Fiscal 2019:

	Year Ended December 31
	2020	2019
Volatility	NA	85%
Expected term (years)	NA	10 years
Risk-free interest rate	NA	2.01%
Dividend yield	NA	0%

The Company recognized $2,000 in share based payment expense related to stock options in Fiscal 2020, and $5,000 in share based payment expense related to stock options in Fiscal 2019. As of December 31, 2020, there was $0 of total unrecognized share based payment expense related to stock options.

[3]
Warrants:

Warrant activity for Fiscal 2020 and Fiscal 2019 is summarized as follows. Any common shares issued as a result of the exercise of warrants would be new common shares issued from our authorized issued shares.

	Year Ended December 31, 2020			Year Ended December 31, 2019
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Warrants outstanding at beginning of year	2,000,000	$0.18		2,000,000	$0.18
Granted	0	NA		0	NA
Exercised	0	NA		0	NA
Cancelled/expired	(2,000,000)	NA		(0)	NA
Warrants outstanding at end of year	0	NA	None	2,000,000	$0.18	None
Warrants exercisable at end of year	0	NA		2,000,000	$0.18

The Company recognized $0 in debt issuance and deferred finance costs related to the issuance of these warrants outstanding in Fiscal 2020 and Fiscal 2019. As of December 31, 2020, there was $0 of total unrecognized expense.

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

2021	39,000
2022	38,000
2023	1,000
2024	1,000
Thereafter	1,000
$80,000

Rent Expense was $46,000 in Fiscal 2020 and Fiscal 2019.

[2] Employment agreements: The Company has an employment agreement in place with its Chief Executive Officer/Principal Financial Officer, Melissa Waterhouse. The employment agreement with Ms. Waterhouse provides for a $160,000 annual salary (although the salary of Ms. Waterhouse was deferred by 10% through the June 2020; resulting in deferred compensation due to Waterhouse in the amount of $106,000 through December 31, 2020). The employment agreement contains severance provisions; in the event the Company terminates Ms. Waterhouse’s employment for any reason other than cause (which is defined under the employment agreement), Ms. Waterhouse would receive severance pay equal to 12 months of her base salary at the time of termination, with continuation of all medical benefits during the twelve-month period at the Company’s expense. In addition, Ms. Waterhouse may tender her resignation and elect to exercise the severance provision if she is required to relocate more than 50 miles from the Company’s New York facility as a continued condition of employment, if there is a substantial change in the responsibilities normally assumed by her position, or if she is asked to commit or conceal an illegal act by an officer or member of the board of directors of the Company. In the case of a change in control of the Company, Ms. Waterhouse would be entitled to severance pay equal to two times her base salary under certain circumstances.

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

Other

From time to time, the Company may be named in legal proceedings in connection with matters that arose during the normal course of business. While the ultimate outcome of any such litigation cannot be predicted, if the Company is unsuccessful in defending any such litigation, the resulting financial losses are not expected to have a material adverse effect on the financial position, results of operations and cash flows of our company.

NOTE J – LINCOLN PARK EQUITY LINE OF CREDIT

On December 9, 2020, the Company entered into a Purchase Agreement and a Registration Rights Agreement with Lincoln Park under which Lincoln Park agreed to purchase from the Company, from time to time, up to $10,250,000 of our shares of common stock, par value $0.01 per share, subject to certain limitations set forth in the Purchase Agreement, during the term of the Purchase Agreement (two years). Pursuant to the terms of the Registration Rights Agreement, the Company was required to file with the U.S. Securities and Exchange Commission (the “SEC”) a registration statement on Form S-1 (the “Registration Statement”) to register for resale under the Securities Act of 1933, as amended (the “Securities Act”), the shares of common stock issued and sold as well as the shares of common stock that the Company may elect in the future to issue and sell to Lincoln Park from time to time under the Purchase Agreement.

On December 9, 2020, the Company sold 500,000 shares of common stock to Lincoln Park in an initial purchase under the Purchase Agreement for a purchase price of $125,000. As consideration for Lincoln Park’s irrevocable commitment to purchase common shares upon the terms of and subject to satisfaction of the conditions set forth in the Purchase Agreement, on December 9, 2020, the Company also issued 1,250,000 shares of common stock to Lincoln Park as commitment shares. The commitment shares were valued at $138,000 and recorded as an addition to equity for the issuance of common stock and treated as a reduction to equity as a cost of capital to be raised under the Lincoln Park facility. While this commitment fee relates to the entire offering and the purchases of common shares that will occur over time, the Company has recorded the entire commitment fee as issuance costs in additional paid-in capital at the time the commitment fee was paid because the offering has been consummated, and there is no guaranteed future economic benefit from this payment.

The Company does not have the right to commence any further sales to Lincoln Park under the Purchase Agreement until all of the conditions that are set forth in the Purchase Agreement have been satisfied, including, but not limited to, the Registration Statement being declared effective by the SEC (at which time all conditions are satisfied, the “Commencement”). From and after the Commencement, under the Purchase Agreement, on any business day selected by the Company on which the closing sale price of its common stock exceeds $0.05, the Company may direct Lincoln Park to purchase up to 200,000 common shares on the applicable purchase date (a “Regular Purchase”), which maximum number of shares may be increased to certain higher amounts up to a maximum of 250,000 common shares, if the market price of the Company’s common stock at the time of the Regular Purchase equals or exceeds $0.20 and which maximum number of shares may be further increased to certain higher amounts up to a maximum of 500,000 common shares, if the market price of the Company’s common stock at the time of the Regular Purchase equals or exceeds $0.50 (such share and dollar amounts subject to proportionate adjustments for stock splits, recapitalizations and other similar transactions as set forth in the Purchase Agreement), provided that Lincoln Park’s purchase obligation under any single Regular Purchase may not exceed $500,000. The purchase price of the shares of common stock the Company may elect to sell to Lincoln Park under the Purchase Agreement in a Regular Purchase, if any, will be based on 95% of the lower of: (i) the lowest sale price on the purchase date for such Regular Purchase and (ii) the arithmetic average of the three lowest closing sale prices for the Company’s common shares during the 15 consecutive business days ending on the business day immediately preceding the purchase date for a Regular Purchase (in each case, to be appropriately adjusted for any reorganization, recapitalization, non-cash dividend, stock split or other similar transaction.) In addition to Regular Purchases, the Company may also direct Lincoln Park to purchase other amounts of the Company’s common shares in “accelerated purchases” and in “additional accelerated purchases” under the terms set forth in the Purchase Agreement.

Lincoln Park cannot require the Company to sell any common stock to Lincoln Park, but Lincoln Park is obligated to make purchases as the Company directs, subject to certain conditions. There are no upper limits on the price per share that Lincoln Park must pay for the Company’s common shares that the Company may elect to sell to Lincoln Park pursuant to the Purchase Agreement. In all instances, the Company may not sell common shares to Lincoln Park under the Purchase Agreement to the extent that the sale of shares would result in Lincoln Park beneficially owning more than 9.99% of our common shares. There are no restrictions on future financings, rights of first refusal, participation rights, penalties or liquidated damages in the Purchase Agreement or Registration Rights Agreement, other than the Company’s agreement not to enter into any “variable rate” transactions (as defined in the Purchase Agreement) with any third party, subject to certain exceptions set forth in the Purchase Agreement, for the period set forth in the Purchase Agreement. Lincoln Park has covenanted not to cause or engage in any direct or indirect short selling or hedging of the Company’s common stock.

Actual sales of common stock, if any, to Lincoln Park under the Purchase Agreement will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the Company’s common stock and determinations by the Company as to the appropriate sources of funding for the Company and its operations. The net proceeds to the Company from sales of common stock to Lincoln Park under the Purchase Agreement, if any, will depend on the frequency and prices at which the Company sells common stock to Lincoln Park under the Purchase Agreement. Any proceeds that the Company receives from sales of common stock to Lincoln Park under the Purchase Agreement will be used at the sole discretion of Company management and will be used for general corporate purposes, capital expenditures and working capital.

The Purchase Agreement and the Registration Rights Agreement contain customary representations, warranties, conditions and indemnification obligations of the parties. During any “event of default” under the Purchase Agreement, Lincoln Park does not have the right to terminate the Purchase Agreement; however, the Company may not initiate any Regular Purchase or any other purchase of common shares by Lincoln Park, until such event of default is cured. The Company has the right to terminate the Purchase Agreement at any time, at no cost or penalty. In addition, in the event of bankruptcy proceedings by or against the Company, the Purchase Agreement will automatically terminate. The representations, warranties and covenants contained in such agreements were made only for purposes of such agreements and as of specific dates, were solely for the benefit of the parties to such agreements, and may be subject to limitations agreed upon by the contracting parties.

The shares of common stock are being offered and sold by the Company to Lincoln Park under the Purchase Agreement in reliance upon an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder. The Company filed the Registration Statement on Form S-1 with the SEC on December 29, 2020.

NOTE K – SUBSEQUENT EVENTS

LINCOLN PARK REGISTRATION STATEMENT EFFECTIVENESS

On January 4, 2021, the Company was notified by the SEC that they would not review the Registration Statement on Form S-1 filed by the Company on December 29, 2020. The Company was subsequently instructed by the SEC (through counsel) to amend the originally filed Form S-1 to include certain information for the fiscal year ended December 31, 2020 in place of the information in the original filing that was for the fiscal year ended December 31, 2019. The Company filed a Form S-1/A on January 7, 2021 and requested (through counsel) that the SEC declare the Form S-1 effective on January 11, 2021. The SEC granted the Company’s request.

CHEROKEE FINANCIAL LLC LOAN EXTENSIONS

On February 24, 2021 (the “Closing Date”), the Company completed a transaction related to one-year Extension Agreements dated February 14, 2021 (the “Extension Agreement(s)”) with Cherokee under which Cherokee extended the due date of the Cherokee LSA ($900,000) and the 2019 Term Loan with Cherokee ($220,000).

Under the terms of the extension, the $900,000 (secured) Cherokee LSA was increased to $1,000,000 to include a $100,000 penalty that was due as a result of the Company being unable to pay back the principal balance to Cherokee on February 15, 2021. The annual interest rate on the extended Cherokee LSA was increased to a fixed rate of 10% (the prior fixed rate was 8%) plus a 1% annual oversight fee (that remained unchanged). Interest and the oversight fee are paid quarterly with the first payment being due on May 15, 2021. If the Company doesn’t pay off the principal on or before February 15, 2022, there will be an 8% delinquent fee charged. This delinquent fee will only apply to whatever the principal balance is on February 15, 2022. If the Company pays any portion (or all) of the principal back, the 8% fee will not be due on the prepaid amounts. The Company can prepay all of part of the facility back prior to February 15, 2022 with no penalty.

Cantone Research, Inc. earned a 3% fee on the extended principal of $900,000 (or $27,000) for their services related to securing the extension with Cherokee investors. This 3% service fee will be “rebated” when/if the Company prepays any, or a portion, of the loan. As an example, if the Company makes a principal reduction payment of $100,000, only $97,000 in cash will need to be remitted to Cherokee to have the $100,000 taken off the principal balance.

Under the terms of the extension, the 2019 Cherokee Term Loan was increased to $240,000 to include a $20,000 penalty that was due as a result of the Company being unable to pay back the principal balance to Cherokee on February 15, 2021. The annual interest rate under the 2019 Cherokee Term Loan will remain fixed at 18% paid quarterly in arrears with the first interest payment being due on May 15, 2021. If the Company doesn’t pay off the principal on or before February 15, 2022, there will be an 8% delinquent fee charged. This delinquent fee will only apply to whatever the principal balance is on February 15, 2022. If the Company pays any portion (or all) of the principal back, the 8% fee will not be due on the prepaid amounts. The Company can prepay all of part of the facility back prior to February 15, 2022 with no penalty.

No common stock was issued in connection with the extensions.

The Company also agreed to pay Cherokee’s legal fees in the amount of $1,000.

NOTE L- SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in one reportable segment. All of the Company’s long-lived assets are located within the United States.

Information concerning net sales by principal geographic location is as follows:

	Year Ended December 31, 2020	Year Ended December 31, 2019
United States	$3,417,000	$3,189,000
North America (not domestic)	4,000	11,000
Europe	55,000	108,000
Asia/Pacific Rim	17,000	13,000
South America	616,000	344,000
Africa	38,000	0
	$4,147,000	$3,655,000