Form 10-Q
period 2021-03-31
AMERICAN BIO MEDICA CORP
filed 2021-05-20
CIK 896747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

☒ Yes     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) ☒ Yes     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

41,203,476 Common Shares as of May 20, 2021

  American Bio Medica Corporation

Index to Quarterly Report on Form 10-Q
For the quarter ended March 31, 2021

PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements

American Bio Medica Corporation
Condensed Balance Sheets
	March 31,	December 31,
	2021	2020
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$63,000	$98,000
Accounts receivable, net of allowance for doubtful accounts of $5,000 at March 31, 2021 and $22,000 at December 31, 2020	337,000	407,000
Inventory, net of allowance of $300,000 at March 31, 2021 and $279,000 at December 31, 2020	507,000	536,000
Prepaid expenses and other current assets	106,000	104,000
Right of use asset – operating leases	35,000	35,000
Total current assets	1,048,000	1,180,000
Property, plant and equipment, net	560,000	576,000
Patents, net	106,000	108,000
Right of use asset – operating leases	32,000	41,000
Other assets	21,000	21,000
Total assets	$1,767,000	$1,926,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$629,000	$577,000
Accrued expenses and other current liabilities	526,000	620,000
Right of use liability – operating leases	34,000	33,000
Wages payable	111,000	107,000
Line of credit	245,000	277,000
PPP Loan	332,000	332,000
Current portion of long-term debt, net of deferred finance costs	1,290,000	75,000
Total current liabilities	3,167,000	2,021,000
Long-term debt/other liabilities , net of current portion and deferred finance costs	0	1,120,000
Right of use liability – operating leases	31,000	41,000
Total liabilities	3,198,000	3,182,000
COMMITMENTS AND CONTINGENCIES
Stockholders' deficit:
Preferred stock; par value $.01 per share; 5,000,000 shares authorized, none issued and outstanding at March 31, 2021 and December 31, 2020	0	0
Common stock; par value $.01 per share; 50,000,000 shares authorized; 39,803,476 issued and outstanding at March 31, 2021 and 37,703,476 issued and outstanding as of December 31, 2020	398,000	377,000
Additional paid-in capital	22,077,000	21,717,000
Accumulated deficit	(23,906,000)	(23,350,000)
Total stockholders’ (deficit)	(1,431,000)	(1,256,000)
Total liabilities and stockholders’ (deficit)	$1,767,000	$1,926,000
The accompanying notes are an integral part of the condensed financial statements

American Bio Medica Corporation
Condensed Statements of Operations
(Unaudited)
	For The Three Months Ended
	March 31,
	2021	2020

Net sales	$566,000	$729,000

Cost of goods sold	461,000	539,000

Gross profit	105,000	190,000

Operating expenses:
Research and development	20,000	34,000
Selling and marketing	83,000	88,000
General and administrative	511,000	339,000
	614,000	461,000

Operating loss	(509,000)	(271,000)

Other income / (expense):
Interest expense	(47,000)	(53,000)
Interest income	0	(1,000)
	(47,000)	(54,000)

Net loss before tax	(556,000)	(325,000)

Income tax expense	0	0

Net loss	$(556,000)	$(325,000)

Basic and diluted loss per common share	$(0.01)	$(0.01)

Weighted average number of shares outstanding – basic & diluted	38,859,032	33,968,523

The accompanying notes are an integral part of the condensed financial statements

American Bio Medica Corporation
Condensed Statements of Cash Flows
(Unaudited)
	For The Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(556,000)	$(325,000)
Adjustments to reconcile net loss to net cash (used in) / provided by operating activities:
Depreciation and amortization	18,000	20,000
Amortization of debt issuance costs	0	37,000
Penalty added to Cherokee loan balance	120,000	0
Provision for bad debt	(17,000)	0
Provision for slow moving and obsolete inventory	21,000	21,000
Share-based payment expense	0	1,000
Director fee paid with restricted stock	0	5,000
Refinance fee paid with restricted stock	0	21,000
Changes in:
Accounts receivable	87,000	(26,000)
Inventory	8,000	66,000
Prepaid expenses and other current assets	7,000	(257,000)
Accounts payable	52,000	43,000
Accrued expenses and other current liabilities	(103,000)	790,000
Wages payable	4,000	35,000
Net cash (used in) / provided by operating activities	(359,000)	431,000
Cash flows from investing activities:
Patent application costs	0	0
Net cash provided by / (used in) investing activities	0	0
Cash flows from financing activities:
Payments on debt financing	(25,000)	(3,000)
Proceeds from Private Placement	0	164,000
Proceeds from Lincoln Park financing	381,000	0
Proceeds from lines of credit	595,000	1,155,000
Payments on lines of credit	(627,000)	(1,170,000)
Net cash provided by financing activities	324,000	146,000
Net change in cash and cash equivalents	(35,000)	577,000
Cash and cash equivalents - beginning of period	98,000	4,000
Cash and cash equivalents - end of period	$63,000	$581,000
Supplemental disclosures of cash flow information
Non-Cash transactions:
Loans converted to stock	$0	$35,000
Cash paid during period for interest	$41,000	$36,000
The accompanying notes are an integral part of the condensed financial statements

Notes to condensed financial statements (unaudited)
March 31, 2021

Note A - Basis of Reporting

The accompanying unaudited interim condensed financial statements of American Bio Medica Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. Accordingly, these unaudited interim condensed financial statements do not include all information and footnotes required by U.S. GAAP for complete financial statement presentation. These unaudited interim condensed financial statements should be read in conjunction with audited financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. In the opinion of management, the interim condensed financial statements include all normal, recurring adjustments which are considered necessary for a fair presentation of the financial position of the Company at March 31, 2021, and the results of operations and cash flows for the three month periods ended March 31, 2021 (the “First Quarter 2021”) and March 31, 2020 (the “First Quarter 2020”).

Operating results for the First Quarter 2021 are not necessarily indicative of results that may be expected for the year ending December 31, 2021. Amounts at December 31, 2020 are derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

During the First Quarter 2021, there were no significant changes to the Company’s critical accounting policies, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

These unaudited interim condensed financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. The independent registered public accounting firm’s report on the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, contained an explanatory paragraph regarding the Company’s ability to continue as a going concern. As of the date of this report, the Company’s current cash balances, together with cash generated from future operations and amounts available under the Company’s credit facilities may not be sufficient to fund operations through May 2022.

Through the First Quarter of 2021, the Company had a line of credit with Crestmark Bank. The maximum availability on the Company’s line of credit was $1,000,000 beginning June 22, 2020 when the facility was amended and extended. However, because the amount available under the line of credit is based upon the Company’s accounts receivable, the amounts actually available under our line of credit (historically) have been significantly less than the maximum availability. As of March 31, 2021, based on the Company’s availability calculation, there were no additional amounts available under the Company’s line of credit because the Company draws any balance available on a daily basis.

In February 2021, our credit facilities with Cherokee Financial, LLC were extended for another 12 months, or until February 15, 2022, which is less than 12 months from the date of this report. Our total debt at March 31, 2021 with Cherokee Financial, LLC is $1,240,000. We do not expect cash from operations within the next 12 months to be sufficient to pay the amounts due under these credit facilities, which is due in full on February 15, 2022. We are currently looking at alternatives to refinance these facilities.

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

As discussed in more detail in “Cash Flow, Outlook/Risk”, if sales levels decline further, the Company will have reduced availability on its line of credit due to decreased accounts receivable balances. If availability under the Company’s line of credit and the Lincoln Park Security Agreement are not sufficient to satisfy our working capital and capital expenditure requirements, we will be required to obtain additional credit facilities or sell additional equity securities, or delay capital expenditures, which could have a material adverse effect on the business. There is no assurance that such financing will be available or that the Company will be able to complete financing on satisfactory terms, if at all.

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

Accounting Standards Issued; Not Yet Adopted

There are not any new accounting standards issued but, not yet adopted in the First Quarter 2021.

Any other new accounting pronouncements recently issued, but not yet effective, have been reviewed and determined to be not applicable or were related to technical amendments or codification. As a result, the adoption of such new accounting pronouncements, when effective, is not expected to have a material effect on the Company’s financial position or results of operations.

Reclassifications

Certain items have been reclassified from the prior year to conform to the current year presentation.

Note B – Inventory

Inventory is comprised of the following:

	March 31, 2021	December 31, 2020

Raw Materials	$559,000	$534,000
Work In Process	103,000	127,000
Finished Goods	145,000	154,000
Allowance for slow moving and obsolete inventory	(300,000)	(279,000)
	$507,000	$536,000
Note C – Net Loss Per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted average number of outstanding common shares during the period. Diluted net loss per common share includes the weighted average dilutive effect of stock options and warrants. Potential common shares outstanding as of March 31, 2021 and 2020:

	March 31, 2021	March 31, 2020
Warrants	0	0
Options	1,987,000	2,192,000
Total	1,987,000	2,192,000

The number of securities not included in the diluted net loss per share for the First Quarter 2021 and the First Quarter 2020 was 1,987,000 and 2,192,000, respectively, as their effect would have been anti-dilutive due to the net loss in the First Quarter 2021 and First Quarter 2020.

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

Note E – Line of Credit and Debt

The Company’s Line of Credit and Debt consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Loan and Security Agreement with Cherokee Financial, LLC: 5 year note executed on February 15, 2015, at a fixed annual interest rate of 8% plus a 1% annual oversight fee, interest only and oversight fee paid quarterly with first payment being made on May 15, 2015, annual principal reduction payment of $75,000 due each year beginning on February 15, 2016, with a final balloon payment being due on February 15, 2020. Loan was extended for one year (until February 15, 2021) on February 15, 2020 under the same terms and conditions as original loan. Loan was further extended in February 2021 to February 15, 2022.A penalty of $100,000 was added to the loan principal and the annual interest rate was increased to 10% on February 15, 2021 in connection with the extension. Loan is collateralized by a first security interest in building, land and property.
	$1,000,000	$900,000
Crestmark Line of Credit: Line of credit maturing on June 22, 2022 with interest payable at a variable rate based on WSJ Prime plus 3% with a floor or 5.25%; loan fee of 0.5% annually & monthly maintenance fee of 0.3% on actual loan balance from prior month. Early termination fee of 2% if terminated prior to natural expiration. Loan is collateralized by first security interest in receivables and inventory and the all-in interest rate as of the date of this report is 12.03%.	245,000	277,000
2019 Term Loan with Cherokee Financial, LLC: 1 year note at an annual fixed interest rate of 18% paid quarterly in arrears with first interest payment being made on May 15, 2019 and a balloon payment being due on February 15, 2020. Loan was extended in February 2020, until February 15, 2021, under the same terms and conditions. A penalty of $20,000 was added to the loan principal on February 15, 2020 in connection with the extension of the loan. Loan was further extended in February 2021 to February 15, 2022. Another penalty of $20,000 was added to the loan principal on February 15, 2021 in connection with the additional extension of the loan.
	240,000	220,000
April 2020 PPP Loan with Crestmark: 2 year SBA loan at 1% interest with first payment due October 2020. Company intends to apply for forgiveness of loan under PPP guidelines after 24 weeks, or after October 2020.	332,000	332,000
November 2020 Shareholder Note: with Chaim Davis; no terms, note was paid on February 24, 2021 with proceeds from Lincoln Park financing.	0	25,000
November 2020 Shareholder Note: 6 month term loan at 7% interest (Prime + 3.75%) with the first interest only payment being made on February 4, 2021 and the final interest and $50,000 principal due on May 4, 2021. Loan was extended on May 4, 2021 (See Note H – Subsequent Event)	50,000	50,000
Total Debt	$1,867,000	$1,804,000
Current portion	$1,867,000	$684,000
Long-term portion, net of current portion	$0	$1,120,000

LOAN AND SECURITY AGREEMENT WITH CHEROKEE FINANCIAL, LLC (“CHEROKEE”)

On March 26, 2015, the Company entered into a LSA with Cherokee (the “Cherokee LSA”). The debt with Cherokee is collateralized by a first security interest in real estate and machinery and equipment. Under the Cherokee LSA, the Company was provided the sum of $1,200,000 in the form of a 5-year Note at a fixed annual interest rate of 8%; paid quarterly in arrears. In addition to the 8% interest, the Company is required to pay Cherokee a 1% annual fee for oversight and administration of the loan. This oversight fee is paid in cash and is paid contemporaneously with the quarterly interest payments. The Company received net proceeds of $80,000 after $1,015,000 of debt payments, and $105,000 in other expenses and fees. The expenses and fees (with the exception of the interest expense) were deducted from the balance on the Cherokee LSA and were amortized over the initial term of the debt (in accordance with ASU No. 2015-03). The Company was required to make annual principal reduction payments of $75,000 on each anniversary of the date of the closing; with the first principal reduction payment being made on February 15, 2016 and the last principal reduction payment being made on February 15, 2019; partially with proceeds received from a term loan with Cherokee (See 2019 Term Loan with Cherokee within this Note E).

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

On February 24, 2021, the Company completed a transaction related to another one-year Extension Agreement dated February 14, 2021 (the “Second Extension Agreement”) with Cherokee under which Cherokee extended the due date of the Cherokee LSA to February 15, 2022.

Under the terms of the Second Extension Agreement, the Cherokee LSA was increased to $1,000,000 to include a $100,000 penalty that was due as a result of the Company being unable to pay back the principal balance to Cherokee on February 15, 2021. The annual interest rate on the extended Cherokee LSA was increased to a fixed rate of 10% (the prior fixed rate was 8%) plus a 1% annual oversight fee (that remained unchanged). Interest and the oversight fee are paid quarterly with the first payment being due on May 15, 2021. If the Company doesn’t pay off the principal on or before February 15, 2022, there will be an 8% delinquent fee charged. This delinquent fee will only apply to whatever the principal balance is on February 15, 2022. If the Company pays any portion (or all) of the principal back, the 8% fee will not be due on the prepaid amounts. The Company can prepay all of part of the facility back prior to February 15, 2022 with no penalty.

Cantone Research, Inc. earned a 3% fee on the extended principal of $900,000 (or $27,000) for their services related to securing the extension with Cherokee investors. This 3% service fee will be “rebated” when/if the Company prepays any, or a portion, of the loan. As an example, if the Company makes a principal reduction payment of $100,000, only $97,000 in cash will need to be remitted to Cherokee to have the $100,000 taken off the principal balance. The fee paid to Cantone Research, Inc. was recorded as a bank fee and is included in general and administrative expenses. No common stock was issued in connection with the extensions. The Company also agreed to pay Cherokee’s legal fees in the amount of $1,000.

In the event of default, this includes, but is not limited to; the Company’s inability to make any payments due under the Cherokee LSA (as amended) Cherokee has the right to increase the interest rate on the financing to 18%. The Company will continue to make interest payments and administrative fees quarterly on the Cherokee LSA. The Company can pay off the Cherokee loan at any time with no penalty; except that a 1% administration fee would be required to be paid to Cherokee to close out all participations.

The Company recognized $23,000 in interest expense related to the Cherokee LSA in the First Quarter 2021. The Company recognized $35,000 in interest expense related to the Cherokee LSA in the First Quarter 2020 (of which $17,000 is debt issuance cost amortization recorded as interest expense.

The Company had $17,000 in accrued interest expense at March 31, 2021 and $15,000 in accrued interest expense at March 31, 2020 related to the Cherokee LSA.

As of March 31, 2021, the balance on the Cherokee LSA was $1,000,000 including the $100,000 penalty referenced above. As of December 31, 2020, the balance on the Cherokee LSA was $900,000; however, the discounted balance was $884,000.

LINE OF CREDIT WITH CRESTMARK BANK (“CRESTMARK”)

On June 29, 2015 (the “Closing Date”), the Company entered into a Loan and Security Agreement (“LSA”) with Crestmark related to a revolving line of credit (the “Crestmark LOC”). The Crestmark LOC is used for working capital and general corporate purposes. Upon completion of the initial 5 year term, the Crestmark LOC automatically renews for additional one (1) year terms unless notice of termination from the Company is received by Crestmark not less than sixty (60) days prior to the end of the renewal term. The Company has not provided Crestmark with a notice of non-renewal and therefore, the Crestmark LOC will automatically renew on June 22, 2021 for another one year term, or until June 22, 2022.

The Company amended the Crestmark LOC on June 22, 2020 and, until this amendment, the maximum amount available under the Crestmark LOC was $1,500,000 (“Maximum Amount”). The Maximum Amount was subject to an Advance Formula comprised of: 1) 90% of Eligible Accounts Receivables (excluding, receivables remaining unpaid for more than 90 days from the date of invoice and sales made to entities outside of the United States), and 2) up to 40% of eligible inventory plus up to 10% of Eligible Generic Packaging Components not to exceed the lesser of $350,000, or 100% of Eligible Accounts Receivable. However, as a result of an amendment executed on June 25, 2018, the amount available under the inventory component of the line of credit was changed to 40% of eligible inventory plus up to 10% of Eligible Generic Packaging Components not to exceed the lesser of $250,000 (“Inventory Sub-Cap Limit”) or 100% of Eligible Accounts Receivable. In addition, the Inventory Sub-Cap Limit was reduced by $10,000 per month as of July 1, 2018 and thereafter on the first day of the month until the Inventory Sub-Cap Limit was reduced to $0, (making the Crestmark LOC an accounts-receivable based line only). This means that as of June 30, 2020, there was no inventory sub-cap. Upon execution of the June 2020 amendment, the Maximum Amount was reduced to $1,000,000 and with the Inventory Sub-Cap Limit gone as of July 1, 2020; the Crestmark LOC became a receivables-based only line of credit.

The Crestmark LOC has a minimum loan balance requirement of $500,000. At March 31, 2021, the Company did not meet the minimum loan balance requirement as our balance was $245,000. Under the LSA, Crestmark has the right to calculate interest on the minimum balance requirement rather than the actual balance on the Crestmark LOC (and they are exercising that right). The Crestmark LOC is secured by a first security interest in the Company’s inventory, and receivables and security interest in all other assets of the Company (in accordance with permitted prior encumbrances).

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

Interest on the Crestmark LOC is at a variable rate based on the Prime Rate plus 3% with a floor of 5.25%. As of March 31, 2021 and as of the date of this report, the interest only rate on the Crestmark LOC is 6.25%. As of the date of this report, with all fees considered (the interest rate + an Annual Loan Fee of $7,500 + a monthly maintenance fee of 0.30% of the actual average monthly balance from the prior month), the interest rate on the Crestmark LOC is 12.03%.

The Company recognized $12,000 in interest expense in the First Quarter 2021 and $9,000 in interest expense in the First Quarter 2020 related to the Crestmark LOC. Given the nature of the administration of the Crestmark LOC, at March 31, 2021, the Company had $0 in accrued interest expense related to the Crestmark LOC, and there is $0 in additional availability under the Crestmark LOC.

At March 31, 2021, the balance on the Crestmark LOC was $245,000 and as of December 31, 2020, the balance on the Crestmark LOC was $277,000.

2019 TERM LOAN WITH CHEROKEE

On February 25, 2019, the Company entered into an agreement dated (and effective) February 13, 2019 with Cherokee under which Cherokee provided the Company with a loan in the amount of $200,000 (the “2019 Cherokee Term Loan”). Gross proceeds of the 2019 Cherokee Term Loan were $200,000; $150,000 of which was used to satisfy the 2018 Cherokee Term Loan, $48,000 (which was used to pay a portion of the $75,000 principal reduction payment; with the remaining $27,000 being paid with cash on hand) and $2,000 which was used to pay Cherokee’s legal fees in connection with the financing. The annual interest rate under the 2019 Cherokee Term Loan is 18% (fixed) paid quarterly in arrears with the first interest payment being made on May 15, 2019.

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

A final balloon payment was due on February 15, 2021; however the Company further extended the 2019 Cherokee Term Loan on February 24, 2021 to February 15, 2022. Under the terms of the extension, the 2019 Cherokee Term Loan was increased to $240,000 to include a $20,000 penalty that was due as a result of the Company being unable to pay back the principal balance to Cherokee on February 15, 2021. The annual interest rate under the 2019 Cherokee Term Loan remains fixed at 18% paid quarterly in arrears with the first interest payment being due on May 15, 2021. If the Company doesn’t pay off the principal on or before February 15, 2022, there will be an 8% delinquent fee charged. This delinquent fee will only apply to whatever the principal balance is on February 15, 2022. If the Company pays any portion (or all) of the principal back, the 8% fee will not be due on the prepaid amounts. The Company can prepay all of part of the facility back prior to February 15, 2022 with no penalty.

In the event of default, this includes, but is not limited to, the Company’s inability to make any payments due under the Agreement; Cherokee has the right to increase the interest rate on the financing to 20%.

The Company recognized $10,000 in interest expense related to the 2019 Cherokee Term Loan in the First Quarter 2021 and $11,000 in interest expense in the First Quarter 2020 (of which $1,000 is debt issuance cost amortization recorded as interest expense). The Company had $7,000 in accrued interest expense at March 31, 2021 and $5,000 in accrued interest expense at March 31, 2020 related to the 2019 Cherokee Term Loan.

The balance on the 2019 Cherokee Term Loan was $240,000 at March 31, 2021 and $220,000 at December 31, 2020.

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

The Company recognized $1,000 in interest expense related to the PPP Loan in the First Quarter 2021 and $0 in interest expense in the First Quarter 2020 (as the PPP Loan was not in place until April 2020). The Company had $3,000 in accrued interest expense at March 31, 2021 and $2,000 in accrued interest expense at December 31, 2020 related to the PPP Loan. This accrued interest is eligible for forgiveness under PPP loan guidelines. The balance on the PPP Loan was $332,000 at March 31, 2021 and at December 31, 2020.

NOVEMBER 2020 LOAN WITH CHAIM DAVIS

On November 6, 2020, the Company entered into a loan agreement with our (now former) Chairman of the Board Chaim Davis, under which Davis provided the Company the sum of $25,000 (the “November 2020 Loan”). There were no expenses or interest related to the November 2020 loan. The Company incurred $0 in interest expense in the First Quarter 2021 and $0 in the First Quarter 2020 (as the facility was not in place until November 2020). The balance on the November 2020 Term Loan was $25,000 at December 31, 2020, and $0 at December 31, 2019 (as the facility was not in place at December 31, 2019). The principal in the amount of $25,000 was paid on February 24, 2021 with proceeds from the Lincoln Park equity line.

NOVEMBER 2020 TERM LOAN

On November 4, 2020, the Company entered into a loan agreement with an individual in the amount of $50,000. There were no expenses related to the term loan and the interest rate is 7% (Prime + 3.75%). The first interest only payment was paid on February 4, 2021 and the final interest payment and 50,000 principal was due on May 4, 2021. On May 4, 2021, the Company extended this loan for another 6 months, or until November 4, 2021. See Note H, Subsequent Event for more information on the extension.

The company recognized and accrued less than $1,000 of interest expense related to the term loan in the First Quarter 2021 and $0 in interest expense in the First Quarter 2020 (as the loan was not in place until November 4, 2020). The balance on the 2020 Term Loan was $50,000 at March 31, 2021 and $50,000 at December 31, 2020.

OTHER DEBT INFORMATION

In addition to the debt indicated previously, previous debt facilities (paid in full via refinance or conversion into equity) had financial impact on the First Quarter 2020. More specifically:

EQUIPMENT LOAN WITH CRESTMARK

On May 1, 2017, the Company entered into term loan with Crestmark in the amount of $38,000 related to the purchase of manufacturing equipment. The equipment loan was collateralized by a first security interest in a specific piece of manufacturing equipment. The Company executed an amendment to its LSA and Promissory Note with Crestmark. The amendments addressed the inclusion of the term loan into the LSA and an extension of the Crestmark LOC. No terms of the Crestmark LOC were changed in the amendment. The interest rate on the term loan is the WSJ Prime Rate plus 3%; or 6.25% as of the date of this report.

The Company did not incur any interest expense in the First Quarter 2021 as the Equipment Loan was satisfied in full in the quarter ended September 30, 2020. The Company incurred minimal interest expense in the First Quarter 2020 related to the Equipment Loan. The balance on the Equipment Loan was $0 at March 31, 2021 and $0 at December 31, 2020.

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

During the First Quarter 2021 and the First Quarter 2020, the Company issued 0 options to purchase shares of common stock.

Stock option activity for the First Quarter 2021 and the First Quarter 2020 is summarized as follows (the figures contained within the tables below have been rounded to the nearest thousand):

		First Quarter 2021			First Quarter 2020
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of March 31, 2021	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of March 31, 2020
Options outstanding at beginning of year	1,987,000	$0.13		2,252,000	$0.14
Granted	0	NA		0	NA
Exercised	0	NA		0	NA
Cancelled/expired	0	NA		(60,000)	$0.13
Options outstanding at end of quarter	1,987,000	$0.13	$107,000	2,192,000	$0.12	$2,000
Options exercisable at end of quarter	1,987,000	$0.13		2,112,000	$0.13

The Company recognized $0 in share based payment expense in the First Quarter 2021 and $1,000 in share based payment expense in the First Quarter 2020. At March 31, 2021, there was approximately $0 of unrecognized share based payment expense related to stock options.

Warrants

Warrant activity for the First Quarter 2021 and the First Quarter 2020 is summarized as follows:

			First Quarter 2021		First Quarter 2020
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of March 31, 2021	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of March 31, 2020
Warrants outstanding at beginning of year	0	NA		2,000,000	$0.18
Granted	0	NA		0	NA
Exercised	0	NA		0	NA
Cancelled/expired	0	NA		(2,000,000)	NA
Warrants outstanding at end of quarter	0	NA	None	0	NA	None
Warrants exercisable at end of quarter	0	NA		0	NA

In the First Quarter 2021 and First Quarter 2020, the Company recognized $0 in debt issuance and deferred finance costs related to the issuance of the above warrants outstanding. As of March 31, 2021, there was $0 of total unrecognized expense.

NOTE G – Changes in Stockholders’ Deficit

The following table summarizes the changes in stockholders’ deficit for the three month periods ending March 31, 2021 and March 31, 2020:

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balance – January 1, 2021	37,703,476	$377,000	$21,717,000	$(23,350,000)	$(1,256,000)
Shares issued to Lincoln Park for balance of Initial Purchase under the 2020 Lincoln Park Equity Line	500,000	5,000	120,000		125,000
Shares issued to Lincoln Park for purchases under the 2020 Lincoln Pak Equity Line	1,600,000	16,000	240,000		256,000
Net loss				(556,000)	(556,000)
Balance – March 31, 2021	39,803,476	$398,000	$22,077,000	$(23,906,000)	$(1,431,000)

Balance – January 1, 2020	32,680,984	$327,000	$21,437,000	(22,554,000)	$(790,000)
Shares issued in connection with private placement	2,842,856	28,000	171,000		199,000
Shares issued to Cherokee in connection with loan	300,000	3,000	18,000		21,000
Share based payment expense			1,000		1,000
Shares issued for board meeting attendance in lieu of cash	23,253	*	5,000		5,000
Net loss				(325,000)	(325,000)
Balance – March 31, 2020	35,847,093	$358,000	$21,632,000	$(22,879,000)	$(889,000)
*indicates less than $1,000

LINCOLN PARK EQUITY LINE OF CREDIT – DECEMBER 2020

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

The Company did not have the right to commence any further sales to Lincoln Park under the Purchase Agreement until all of the conditions that are set forth in the Purchase Agreement had been satisfied, including, but not limited to, the Registration Statement being declared effective by the SEC (at which time all conditions are satisfied, the “Commencement”).

On January 4, 2021, the Company was notified by the SEC that they would not review the Registration Statement on Form S-1 filed by the Company on December 29, 2020. The Company was subsequently instructed by the SEC (through counsel) to amend the originally filed Form S-1 to include certain information for the fiscal year ended December 31, 2020 in place of the information in the original filing that was for the fiscal year ended December 31, 2019. The Company filed a Form S-1/A on January 7, 2021 and requested (through counsel) that the SEC declare the Form S-1 effective on January 11, 2021. The SEC granted the Company’s request. On January 11, 2021, the Company sold the remaining 500,000 shares of common stock to Lincoln Park required as an initial purchase under the Purchase Agreement for a purchase price of $125,000.

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

In the First Quarter 2021, the Company sold a total of 2,100,000 shares of common stock to Lincoln Park (including the balance of the required initial purchase) as Regular Purchases and received proceeds of $381,000.

PRIVATE PLACEMENT – FEBRUARY 2020

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

NOTE H – SUBSEQUENT EVENTS

November 2020 Shareholder Note

On May 4, 2021, we entered into a six-month Extension Agreement (the “Extension”) with the shareholder. Under the Extension, the principal in the amount of $50,000 is now due on November 4, 2021. The interest rate and all other terms of the note remain unchanged under the Extension. The interest payment due to the shareholder on May 4, 2021 was paid as required with the next interest payment being due on August 4, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provides information, which we believe is relevant to an assessment and understanding of our financial condition and results of operations. The discussion should be read in conjunction with the Interim Condensed Financial Statements contained herein and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words “believes”, “anticipates”, “estimates”, “expects”, “intends”, “projects”, and words of similar import, are forward-looking as that term is defined by the Private Securities Litigation Reform Act of 1995 (“1995 Act”), and in releases issued by the United State Securities and Exchange Commission (the “Commission”). These statements are being made pursuant to the provisions of the 1995 Act and with the intention of obtaining the benefits of the “Safe Harbor” provisions of the 1995 Act. We caution that any forward-looking statements made herein are not guarantees of future performance and that actual results may differ materially from those in such forward-looking statements as a result of various factors, including, but not limited to, any risks detailed herein, in our “Risk Factors” section of our Form 10-K for the year ended December 31, 2020, in our most recent reports on Form 10-Q and Form 8-K and from time to time in our other filings with the Commission, and any amendments thereto. Any forward-looking statement speaks only as of the date on which such statement is made, and we are not undertaking any obligation to publicly update any forward-looking statements. Readers should not place undue reliance on these forward-looking statements.

Overview/Plan of Operations

Sales of drug tests continued to be negatively impacted by the price competitiveness in our core markets (government, employment and clinical) and by the Covid-19 pandemic. Sales related to Covid-19 testing also declined in the First Quarter 2021 compared to sales in the middle and latter part of the year ended December 31, 2020. In addition to the marketing of our drug tests, in the First Quarter 2021 we continued to market the Covid-19 IgG/IgM Rapid Test Cassette to detect Covid-19 antibodies in whole blood, serum or plasma (via a distribution agreement with Healgen Scientific, LLC, and we continued to market (via distribution) the Co-Diagnostics Logix Smart Covid-19 test. In December 2020, we announced that we were distributing a Rapid Covid-19 Antigen Test Cassette. In the middle of the First Quarter 2021, we were informed by the manufacturer that we could no longer offer the Covid-19 antigen test for sale in the United States.

In addition to the Covid-19 tests, we continued to offer additional products and services to diversify our revenue stream through third party relationships. We currently offer a lower-cost alternative for onsite drug testing, point of care products for certain infectious diseases and alternative drug testing sample methods. With the exception of the lower-cost drug test alternative, these offering have yet to materially positively impact sales. In the year ended December 31, 2019, we expanded our contract manufacturing operations with two (2) new customers. Unfortunately, the Covid-19 pandemic halted sales to these new customers in the year ended December 31, 2020. In the First Quarter 2021, we began discussions with these customers to resume sales given the introduction of Covid-19 vaccines and the belief that the need for their products will resume. We have open purchase orders (from 2020) with both customers and we expect to ship those orders starting the second quarter of 2021. One of the customers also placed an additional (new) order in April 2021.

Due to the Covid-19 pandemic, we are not yet marketing our oral fluid drug tests (OralStat®) in the employment and insurance markets in the United States (under a limited exemption set forth by the FDA). We remain hopeful that we can effectively market our OralStat in the United States markets given its superior sensitivity and accuracy. Initially we may re-introduce the product in markets outside the United States via distribution relationships.

In the First Quarter 2021, we also began the process of securing another Covid-19 antigen test and in late April 2021, we did secure the ability to offer a Covid-19 antigen/Influenza combination test (from an unrelated third party) along with another rapid Covid-19 antibody test (as an alternative to the Healgen antibody test as it has expanded use under the Emergency Use Authorization (“EUA”) policy set forth by the United States Food and Drug Administration (FDA). As with the other Covid-19 tests we are offering, the tests will be marketed in full compliance with the EUA policy.

We are focusing our efforts on further penetration of our markets with both current and new products (drug testing, Covid-19 and other diagnostic tests). We are also looking for avenues to capitalize on our US manufacturing operations. To that end, we are in the early stages of planning with a firm that would provide services related to public relations/social media to effectively communicate our manufacturing capabilities.

Operating expenses increased $153,000 in the First Quarter 2021 compared to the First Quarter 2020. This increase was solely in general and administrative and was due to increased fees associated with debt and accounting fees for the 2020 audit. We continuously make efforts to control operational expenses to ensure they are in line with sales. We have consolidated job responsibilities in certain areas of the Company as a result of employee retirement and other departures resulting in personnel reductions.

From August 2013 until June 2020, we maintained a 10% salary deferral program for our sole executive officer, our Chief Executive Officer/Principal Financial Officer Melissa Waterhouse. The salary deferral program was initiated by Ms. Waterhouse voluntarily. Until his departure in November 2019, another member of senior management participated in the program voluntarily. As of March 31, 2021, we had total deferred compensation owed to these two individuals in the amount of $125,000. We did not make any payments on deferred compensation to Ms. Waterhouse in the First Quarter 2021 or the First Quarter 2020; we have not made any payments on deferred compensation to Melissa Waterhouse since August 2017. After the member of senior management retired in November 2019, we agreed to make payments on the deferred comp owed to this individual. In the First Quarter 2021 and First Quarter 2020, we made payments totaling $13,000 and $14,000, respectively, to this individual. We will continue to make payments to the former member of senior management until the deferred compensation is paid in full; which is expected to be in May 2021. Once the payments cease to this individual, we intend to repay/make payments on the deferred compensation owed to Melissa Waterhouse considering the length of time the amount has been owed and the length of time since any payments were made to Ms. Waterhouse.

Our continued existence is dependent upon several factors, including our ability to: 1) raise revenue levels even though the drug testing market continues to be infiltrated by product manufactured outside of the United States as well as being impacted by the global health crisis caused by Covid-19, 2) further penetrate the markets (in and outside of the United States) for Covid-19 tests, 3) secure new contract manufacturing customers, 4) control operational costs to generate positive cash flows, 5) maintain our current credit facilities or refinance our current credit facilities if necessary, and 6) if needed, obtain working capital by selling additional shares of our common stock either to Lincoln Park or through an alternative method if necessary.

Results of operations for the First Quarter 2021 compared to the First Quarter 2020

NET SALES: Net sales for the First Quarter 2021 decreased 22.4% when compared to net sales in the First Quarter 2020. Sales of drug tests continue to be negatively impacted by the Covid-19 pandemic along with the price competitive nature of our core markets (government, employment and clinical). All of these markets are still requiring a lower amount of testing due to lingering stay at home orders, reduced workforce, telecommuting and reduced budgets (especially in the government market as financial resources are used for Covid-19 testing and vaccination. In the latter part of Fiscal 2020, we started to see some rebound in our drug testing markets, however, this rebound has not been consistent and we are unsure at this time when our drug testing markets will get back to normal. Sales in the Clinical markets improved slightly in the First Quarter 2021 when compared to the First Quarter 2020; this is a good sign for the Clinical market as they were not yet significantly impacted in the First Quarter 2020. This indicates we may be seeing a return to normalcy in the Clinical market. Our international drug testing sales were relatively flat when comparing the First Quarter 2021 with the First Quarter 2020. This indicates that while we are seeing some improvement in sales outside the United States, foreign markets are still being negatively impacted by the Covid-19 pandemic. Contract manufacturing sales improved in the First Quarter 2021 compared to the First Quarter 2020. This is primarily a result of orders of RSV (Respiratory Syncytial Virus) diagnostic tests in the First Quarter 2021. As indicated earlier in this document, the Covid-19 pandemic halted sales to two customers we secured in the year ended December 31, 2019. We have open purchase orders (from 2020) with both customers and we expect to ship those orders starting the second quarter of 2021. One of the customers also placed an additional (new) order in April 2021.

Sales of Covid-19 testing products also decreased in the First Quarter 2021 compared to the levels we were experiencing in the middle and latter part of the year ended December 31, 2020. In the middle of the First Quarter 2021, we were informed by the manufacturer that we could no longer offer the Covid-19 antigen test for sale in the United States. Prior to this notification, from December 2020 (when we began offering the test) and the middle of the First Quarter 2021, we were able to sell $135,000 of this product. In May 2021, we secured the ability to offer an EUA-issued Covid-19 antigen/Influenza combination test (from an unrelated third party) along with another EUA issued rapid Covid-19 antibody test (as an alternative to the Healgen antibody test). This additional antibody test is CLIA waived using fingerstick blood versus whole blood/serum or plasma via venipuncture. We are hopeful that this expanded and more convenient use enables us to garner a larger share of the antibody testing market. We are still offering the Healgen Covid-19 IgG/IgM Rapid Test Cassette in the First Quarter 2021; however due to a supply issue on the part of Healgen, sales of this test were minimal in the First Quarter 2021. We are also continuing to market (via distribution) the Co-Diagnostics Logix Smart Covid-19 test. Unfortunately, due to a large backorder of high-throughput machines that has continued through the First Quarter 2021, we still have not recorded any sales of the Logix Smart Covid-19 test. We are hopeful that the machine backorder will subside soon and we would then be able to provide this testing resource to customers. When infection surges occur, there is a higher demand for diagnostic tests (i.e. PCR’s or antigen tests) versus antibody tests (as antibody tests are not diagnostic tests). Now that vaccines are available in much higher quantities, the need for diagnostic tests has decreased. We still believe there is a need for Covid-19 antibody tests as a means to monitor the efficacy of vaccines or to determine the length of time that antibodies remain in the body but, as the pandemic endures, we now believe that need is lower than originally expected. In addition, quantitative antibody tests are in higher demand (i.e. tests that will determine the level of antibodies) versus a qualitative test that indicates that antibodies are present above a certain cut-off level, which are the tests we are offering. From a Covid-19 testing perspective, there are other new products available, such as tests for home/consumer use, and we are still exploring distribution opportunities of these products.

In addition to the negative sales impact from the customer side, we continue to experience delays in materials from vendors due to decreased production levels resulting from stay at home orders and reduced workforce numbers. While our staff continued to work due to the essential nature of our manufacturing, delays in materials resulted in customer backorders for specific products that required the materials in question.

Over the last several months, we have been working toward finalizing an agreement that we signed in 2020 under which we would provide manufacturing services for another diagnostic company. Depending on the timing of commencement and volume under the contract, we would expect this to have a positive impact on our revenue in the year ending December 31, 2021. We are also in the early stages of planning with a firm to provide services related to public relations/social media to effectively communicate our manufacturing capabilities in the United States.

GROSS PROFIT: Gross profit decreased to 18.6% of net sales in the First Quarter 2021 from 26.1% of net sales in the First Quarter 2020. Sales of products that we manufacture (primarily drug tests) decreased and this resulted in greater inefficiencies in manufacturing. Manufacturing inefficiencies occur when revenues decline (from manufacturing) because certain overhead costs are fixed and cannot be reduced; if fewer testing strips are produced and fewer products are assembled this results in higher costs being expensed through cost of goods. Lower product pricing to customers also negatively impacts gross profit. We are taking steps to reduce manufacturing costs, including but not limited to, costs associated with labor to mitigate these inefficiencies. Given the price sensitivity in our markets and the commoditized nature of drug testing products (as a result of competitive products manufactured outside the United States), increasing customer pricing is challenging; however, we are in the process of advising our customers of pricing increases. We are hopeful that customers realize the value of US-based manufacturing from both a supply and quality perspective.

OPERATING EXPENSES: Operating expenses increased in the First Quarter 2021 compared to the First Quarter 2020. Research and Development and Selling and Marketing expenses decreased while general and administrative expenses increased. More specifically:

Research and development (“R&D”)

R&D expense decreased 41.2%, when comparing the First Quarter 2021 with the First Quarter 2020. Decreased FDA compliance costs (solely due to a timing issue related to our facility registrations) and supplies and materials costs (due to the validation of a new material for one of our drug testing products components in the First Quarter 2020; that did not recur in the First Quarter 2021) were the primary reason for the decrease in expenses. All other expenses in the First Quarter 2021 remained relatively consistent with expenses in the First Quarter 2020. In the First Quarter 2021, our R&D department primarily focused their efforts on the enhancement of our current products and the validations related to drug testing product components.

Selling and marketing

Selling and marketing expense in the First Quarter 2021 decreased 5.7% when compared to the First Quarter 2020. Reductions in sales salary expense and benefits (due to the termination of personnel) and car allowance expense (due to the same terminations), were partially offset by increased commission expense (as a result of the Covid-19 sales in the First Quarter 2021 that did not occur in the First Quarter 2020). All other expenses, including but not limited to marketing expenses, were relatively unchanged when comparing the quarters.

In the First Quarter 2021, we continued selling and marketing efforts related to our drug tests and we continued to take actions to secure new contract manufacturing customers. In addition, we promoted lower cost alternatives for onsite drug testing and point of care products for infectious disease (through relationships with third parties). We also marketed and sold antibody tests and diagnostic tests related to Covid-19 via distribution relationships. These offerings did not result in increased selling and marketing expenses, apart from increased commission costs. Although we decreased the size of our sales force in the year ended December 31, 2020, those reductions were made for performance reasons. We are seeking new personnel to increase the size of our sales team to further penetrate our markets. We will continue to take all steps necessary to ensure selling and marketing expenditures are in line with sales.

General and administrative (“G&A”)

G&A expense increased 50.7% in the First Quarter 2021 compared to the First Quarter 2020. The primary reasons for the increase were fees incurred in connection with the extension of the Cherokee loans, which totaled $148,000 and, $15,000 in increased accounting fees (related to the Fiscal 2020 audit). In addition, increased costs associated with quality assurance salaries (due to increased rate of pay), general and administrative salaries (due to one additional employee), warehouse supplies (due to timing of purchases), repairs and maintenance associated with production, the timing of maintenance fee payments, and ISO audit fees, were partially offset by decreased director fees (due to telephonic meeting fees versus in person meeting fees), accounting fees (due to timing of fees) and repairs and maintenance of the Kinderhook facility (due to repairs needed in the First Quarter 2020 that did not recur in the First Quarter 2021). Share based payment expense remained relatively unchanged to $0 in the First Quarter 2021 from $1,000 in the First Quarter 2020.

Other income and expense:

Other expense in the First Quarter 2021 and the First Quarter 2020 consisted of interest expense associated with our credit facilities (our line of credit and equipment loan with Crestmark Bank and our loans with Cherokee Financial, LLC).

Liquidity and Capital Resources as of March 31, 2021

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

On January 4, 2021, the Company was notified by the SEC that they would not review the Registration Statement on Form S-1 filed by the Company on December 29, 2020. The Company was subsequently instructed by the SEC (through counsel) to amend the originally filed Form S-1 to include certain information for the fiscal year ended December 31, 2020 in place of the information in the original filing that was for the fiscal year ended December 31, 2019. The Company filed a Form S-1/A on January 7, 2021 and requested (through counsel) that the SEC declare the Form S-1 effective on January 11, 2021. The SEC granted the Company’s request. In the First Quarter 2021, the Company sold 2,100,000 shares of common stock to Lincoln Park (including 500,000 shares required as an initial purchase under the Purchase Agreement) as Regular Purchases and received proceeds of $381,000.

Our financial statements for the year ended December 31, 2020 were prepared assuming we will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. Our current cash balances, together with cash generated from future operations and amounts available under our credit facilities (including the Lincoln Park equity facility) may not be sufficient to fund operations through May 2022. At March 31, 2021, we have Stockholders’ Deficit of $1,431,000.

Our loan and security agreement and 2019 Term Note with Cherokee for $900,000 and $220,000, respectively, expired on February 15, 2021; however, on February 24, 2021, the Company completed a transaction related to one-year Extension Agreements dated February 14, 2021 with Cherokee under which Cherokee extended the due date of the Cherokee LSA ($900,000) and the 2019 Term Loan with Cherokee ($220,000). Under the terms of the extension, the $900,000 (secured) Cherokee LSA was increased to $1,000,000 to include a $100,000 penalty that was due as a result of the Company being unable to pay back the principal balance to Cherokee on February 15, 2021. The annual interest rate on the extended Cherokee LSA was increased to a fixed rate of 10% (the prior fixed rate was 8%) plus a 1% annual oversight fee (that remained unchanged). In addition, the 2019 Cherokee Term Loan was increased to $240,000 to include a $20,000 penalty that was due as a result of the Company being unable to pay back the principal balance to Cherokee on February 15, 2021. Our total debt at March 31, 2021 with Cherokee Financial, LLC was $1,240,000. We do not expect cash from operations within the next 12 months to be sufficient to pay the amounts due under these credit facilities, which is due in full on February 15, 2022. We may be able to utilize the Lincoln Park equity facility to pay down a portion (or all) of the debt owed to Cherokee prior to the maturity date of February 15, 2022; however, as of the date of this report, that is not a certainty.

Through the First Quarter of 2021, we had a line of credit with Crestmark Bank. The maximum availability on the line of credit is $1,000,000. However, because the amount available under the line of credit is based upon our accounts receivable, the amounts actually available under our line of credit (historically) have been significantly less than the maximum availability. When sales levels decline, we have reduced availability on our line of credit due to decreased accounts receivable balances. As of March 31, 2021, based on our availability calculation, there were no additional amounts available under the line of credit because we draw any balance available on a daily basis. Upon completion of the initial 5 year term, the Crestmark line of credit automatically renews for additional one (1) year terms unless notice of termination from the Company is received by Crestmark not less than sixty (60) days prior to the end of the renewal term. The Company has not provided Crestmark with a notice of non-renewal and therefore, the Crestmark line of credit will automatically renew on June 22, 2021 for another one year term, or until June 22, 2022.

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

As of March 31, 2021, we had the following debt/credit facilities:

Facility	Debtor	Balance as of March 31, 2021	Due Date
Loan and Security Agreement	Cherokee Financial, LLC	$1,000,000	February 15, 2022
Revolving Line of Credit	Crestmark Bank	245,000	June 22, 2022
Term Loan	Cherokee Financial, LLC	240,000	February 15, 2022
PPP Loan	Crestmark Bank, SBA	332,000	April 22, 2022
Term Loan	Individual	50,000	November 4, 2021
Total Debt		$1,867,000

Working Capital Deficit

At the end of the First Quarter 2021, we were operating at a working capital deficit of $2,119,000. This compares to a working capital deficit of $1,650,000 at the end of the First Quarter 2020 and a working capital deficit of $841,000 at December 31, 2020. This increase in working capital deficit is primarily a result of decreased sales and, from December 31, 2020 to March 31, 2021, a change in classification of our debt with Cherokee from long-term to short-term. We have historically satisfied working capital requirements through cash from operations, bank debt and equity financings.

Dividends

We have never paid any dividends on our common shares and anticipate that all future earnings, if any, will be retained for use in our business, and therefore, we do not anticipate paying any cash dividends.

Cash Flow, Outlook/Risk

In the First Quarter 2021, we had a net loss of $556,000 and net cash used by operating activities of $359,000. Our cash position decreased from $581,000 in the First Quarter 2020 to $63,000 in the First Quarter 2021. This decrease stems from prepayments received from presales of Covid-19 tests in 2020 and $199,000 from the February 2020 equity private placement in the First Quarter 2020, which did not recur in the First Quarter 2021.

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

While the Covid-19 pandemic continues to evolve, we continue to assess the impact of the Covid-19 pandemic to best mitigate risk and continue the operations of our business. The extent to which the outbreak impacts our business, liquidity, results of operations and financial condition will depend on future developments, which are uncertain and cannot be predicted with confidence, including new information that may emerge concerning the severity or longevity of the Covid-19 pandemic and actions that may be taken to contain it or treat its impact, among others. If we, our customers or suppliers experience (or in some cases continue to experience) prolonged shutdowns or other business disruptions, our business, liquidity, results of operations and financial condition are likely to be materially adversely affected, and our ability to access the capital markets may be limited.

On December 9, 2020, we entered into a Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) with Lincoln Park under which Lincoln Park agreed to purchase from the Company, from time to time, up to $10,250,000 of our shares of common stock, par value $0.01 per share, subject to certain limitations set forth in the Purchase Agreement, during the term of the Purchase Agreement. We registered 9,750,000 shares of common stock under a Registration Statement on Form S-1 (as amended) and the Form S-1 was declared effective by the SEC on January 11, 2021 and going forward we are able to utilize the Lincoln Park equity facility to fund operations (if necessary), pay down other debt (whenever possible) and fund our growth initiatives. In the First Quarter 2021, we sold 2,100,000 shares of common stock to Lincoln Park as Regular Purchases and received proceeds of $381,000.

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

Item 1A. Risk Factors

There have been no material changes to our risk factors set forth in Part I, Item 1A, in our Annual Report on Form 10-K for the year ended December 31, 2020.

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
101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheet, (ii) Condensed Statements of Income (iii) Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN BIO MEDICA CORPORATION (Registrant)

Date: May 20, 2021	By:	/s/ Melissa A. Waterhouse
Melissa A. Waterhouse
Chief Executive Officer (Principal Executive Officer) Principal Financial Officer Principal Accounting Officer