Form 10-Q
period 2021-06-30
AMERICAN BIO MEDICA CORP
filed 2021-08-18
CIK 896747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ___________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

43,803,476 Common Shares as of August 18, 2021

American Bio Medica Corporation

Index to Quarterly Report on Form 10-Q

For the quarter ended June 30, 2021

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

American Bio Medica Corporation
Condensed Balance Sheets

	June 30,	December 31,
	2021	2020
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$30,000	$98,000
Accounts receivable, net of allowance for doubtful accounts of $5,000 at June 30, 2021 and $22,000 at December 31, 2020	387,000	407,000
Inventory, net of allowance of $321,000 at June 30, 2021 and $279,000 at December 31, 2020	475,000	536,000
Prepaid expenses and other current assets	25,000	104,000
Right of use asset – operating leases	36,000	35,000
Total current assets	953,000	1,180,000
Property, plant and equipment, net	544,000	576,000
Patents, net	104,000	108,000
Right of use asset – operating leases	22,000	41,000
Other assets	21,000	21,000
Total assets	$1,644,000	$1,926,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$593,000	$577,000
Accrued expenses and other current liabilities	487,000	620,000
Right of use liability – operating leases	26,000	33,000
Wages payable	92,000	107,000
Line of credit	287,000	277,000
PPP Loan	332,000	332,000
Current portion of long-term debt, net of deferred finance costs	1,290,000	75,000
Total current liabilities	3,107,000	2,021,000
Long-term debt/other liabilities , net of current portion and deferred finance costs	0	1,120,000
Right of use liability – operating leases	30,000	41,000
Total liabilities	3,137,000	3,182,000
COMMITMENTS AND CONTINGENCIES
Stockholders’ deficit:
Preferred stock; par value $.01 per share; 5,000,000 shares authorized, none issued and outstanding at June 30, 2021 and December 31, 2020	0	0
Common stock; par value $.01 per share; 75,000,000 shares authorized; 42,603,476 issued and outstanding at June 30, 2021 and 37,703,476 issued and outstanding as of December 31, 2020	426,000	377,000
Additional paid-in capital	22,232,000	21,717,000
Accumulated deficit	(24,151,000)	(23,350,000)
Total stockholders’ deficit	(1,493,000)	(1,256,000)
Total liabilities and stockholders’ deficit	$1,644,000	$1,926,000

The accompanying notes are an integral part of the condensed financial statements

	For The Six Months Ended
	June 30,
	2021	2020

Net sales	$1,095,000	$2,486,000

Cost of goods sold	854,000	1,714,000

Gross profit	241,000	772,000

Operating expenses:
Research and development	41,000	52,000
Selling and marketing	155,000	319,000
General and administrative	798,000	656,000
Total Operating expenses	994,000	1,027,000

Operating loss	(753,000)	(255,000)

Other (expense) / income :
Interest expense	(96,000)	(91,000)
Other income, net	50,000	0
Total Other (expense) / income	(46,000)	(91,000)

Net loss before tax	(799,000)	(346,000)

Income tax expense	(2,000)	0

Net loss	$(801,000)	$(346,000)

Basic and diluted loss per common share	$(0.02)	$(0.01)

Weighted average number of shares outstanding – basic & diluted	39,910,658	34,937,236

The accompanying notes are an integral part of the condensed financial statements

	For The Three Months Ended
	June 30,
	2021	2020

Net sales	$529,000	$1,758,000

Cost of goods sold	393,000	1,176,000

Gross profit	136,000	582,000

Operating expenses:
Research and development	21,000	19,000
Selling and marketing	72,000	230,000
General and administrative	287,000	317,000
Total Operating expenses	380,000	566,000

Operating (loss) / income	(244,000)	16,000

Other income / (expense):
Interest expense	(49,000)	(37,000)
Other income, net	50,000	0
Total Other (expense) / income	1,000	(37,000)

Net loss before tax	(243,000)	(21,000)

Income tax expense	(2,000)	0

Net loss	$(245,000)	$(21,000)

Basic and diluted loss per common share	$(0.01)	$(0.00)

Weighted average number of shares outstanding – basic & diluted	40,950,729	35,905,948

The accompanying notes are an integral part of the condensed financial statements

	For The Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(801,000)	$(346,000)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	36,000	41,000
Amortization of debt issuance costs	0	37,000
Penalty added to Cherokee loan balance	120,000	0
Allowance for doubtful accounts	(17,000)	0
Provision for slow moving and obsolete inventory	42,000	72,000
Share-based payment expense	0	2,000
Director fee paid with restricted stock	0	30,000
Refinance fee paid with restricted stock	0	21,000
Changes in:
Accounts receivable	37,000	20,000
Inventory	19,000	(32,000)
Prepaid expenses and other current assets	97,000	(112,000)
Accounts payable	16,000	(25,000)
Accrued expenses and other current liabilities	(150,000)	103,000
Wages payable	(15,000)	31,000
Net cash (used in) operating activities	(616,000)	(158,000)

Cash flows from financing activities:
Proceeds from debt financing	0	332,000
Payments on debt financing	(25,000)	(6,000)
Proceeds from Private Placement	0	164,000
Proceeds from Lincoln Park financing	564,000	0
Proceeds from lines of credit	1,143,000	2,352,000
Payments on lines of credit	(1,134,000)	(2,463,000)
Net cash provided by financing activities	548,000	379,000

Net change in cash and cash equivalents	(68,000)	221,000
Cash and cash equivalents - beginning of period	98,000	4,000

Cash and cash equivalents - end of period	$30,000	$225,000

Supplemental disclosures of cash flow information
Non-Cash transactions:
Loans converted to stock	$0	$39,000
Director fees paid with restricted stock	$0	$30,000
Cash paid during period for interest	$90,000	$73,000
Cash paid during period for taxes	$2,000	$0

The accompanying notes are an integral part of the condensed financial statements

Notes to condensed financial statements (unaudited)

June 30, 2021

Note A - Basis of Reporting

The accompanying unaudited interim condensed financial statements of American Bio Medica Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. Accordingly, these unaudited interim condensed financial statements do not include all information and footnotes required by U.S. GAAP for complete financial statement presentation. These unaudited interim condensed financial statements should be read in conjunction with audited financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. In the opinion of management, the interim condensed financial statements include all normal, recurring adjustments which are considered necessary for a fair presentation of the financial position of the Company at June 30, 2021, and the results of operations for the three and six month periods ended June 30, 2021 and June 30, 2020 and cash flows for the six month periods ended June 30, 2021 and June 30, 2020.

Operating results for the six months ended June 30, 2021 are not necessarily indicative of results that may be expected for the year ending December 31, 2021. Amounts at December 31, 2020 are derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

During the six months ended June 30, 2021, there were no significant changes to the Company’s critical accounting policies, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

These unaudited interim condensed financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. The independent registered public accounting firm’s report on the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, contained an explanatory paragraph regarding the Company’s ability to continue as a going concern. As of the date of this report, the Company’s current cash balances, together with cash generated from future operations and amounts available under the Company’s credit facilities may not be sufficient to fund operations through August 2022.

Through the six months ended June 30, 2021, the Company had a line of credit with Crestmark Bank. The maximum availability on the Company’s line of credit was $1,000,000 beginning June 22, 2020 when the facility was amended and extended. However, because the amount available under the line of credit is based upon the Company’s accounts receivable and inventory, the amounts actually available under our line of credit (historically) have been significantly less than the maximum availability. As of June 30, 2021, based on the Company’s availability calculation, there were no additional amounts available under the Company’s line of credit because the Company draws any balance available on a daily basis.

In February 2021, our credit facilities with Cherokee Financial, LLC were extended for another 12 months, or until February 15, 2022, which is less than 12 months from the date of this report. Our total debt at June 30, 2021 with Cherokee Financial, LLC is $1,240,000. We do not expect cash from operations within the next 12 months to be sufficient to pay the amounts due under these credit facilities, which is due in full on February 15, 2022. We are currently looking at alternatives to refinance these facilities.

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

Accounting Standards Issued; Not Yet Adopted

ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40), issued in May 2021, addresses an issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options. This amendment is effective for all entities, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The Company will evaluate the impact of the pronouncement closer to the effective date

Any other new accounting pronouncements recently issued, but not yet effective, have been reviewed and determined to be not applicable or were related to technical amendments or codification. As a result, the adoption of such new accounting pronouncements, when effective, is not expected to have a material effect on the Company’s financial position or results of operations.

Reclassifications

Certain items have been reclassified from the prior year to conform to the current year presentation.

Note B – Inventory

Inventory is comprised of the following:

	June 30, 2021	December 31, 2020

Raw Materials	$536,000	$534,000
Work In Process	122,000	127,000
Finished Goods	138,000	154,000
Allowance for slow moving and obsolete inventory	(321,000)	(279,000)
	$475,000	$536,000

Note C – Net Loss Per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted average number of outstanding common shares during the period. Diluted net loss per common share includes the weighted average dilutive effect of stock options and warrants. Potential common shares outstanding as of June 30, 2021 and 2020:

	June 30, 2021	June 30, 2020

Warrants	0	0
Options	1,987,000	2,192,000
	1,987,000	2,192,000

The number of securities not included in the diluted net loss per share for the three and six months ended June 30, 2021 and June 30, 2020 was 1,987,000 and 2,192,000, respectively, as their effect would have been anti-dilutive due to the net loss in both of the three and six month periods.

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

Note E – Line of Credit and Debt

The Company’s Line of Credit and Debt consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020

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

	$1,000,000	$900,000
Crestmark Line of Credit: Line of credit maturing on June 22, 2022 with interest payable at a variable rate based on WSJ Prime plus 3% with a floor or 5.25%; loan fee of 0.5% annually & monthly maintenance fee of 0.3% on actual loan balance from prior month. Early termination fee of 2% if terminated prior to natural expiration. Loan is collateralized by first security interest in receivables and inventory and the all-in interest rate as of the date of this report is 11.99%.	287,000	277,000

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

	240,000	220,000
April 2020 PPP Loan with Crestmark: 2 year SBA loan at 1% interest with first payment due October 2020. Company applied for forgiveness of loan under PPP guidelines in June 2021.	332,000	332,000
November 2020 Shareholder Note: with Chaim Davis; no terms, note was paid on February 24, 2021 with proceeds from Lincoln Park financing.	0	25,000
November 2020 Shareholder Note: Term loan at 7% interest (Prime + 3.75%), with an initial term of 6 months which was extended for another 6 months on May 4, 2021. Interest only payments made on February 4, 2021 and May 4, 2021. Final interest and $50,000 principal due on November 4, 2021.	50,000	50,000
Total Debt	$1,909,000	$1,804,000
Current portion	$1,909,000	$684,000
Long-term portion, net of current portion	$0	$1,120,000

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

Under the terms of the Extension Agreement, the Cherokee LSA was increased to $1,000,000 to include a $100,000 penalty that was due as a result of the Company being unable to pay back the principal balance to Cherokee on February 15, 2021. Under the Second Extension Agreement, the annual interest rate on the Cherokee LSA was increased to a fixed rate of 10% (the prior fixed rate was 8%) plus a 1% annual oversight fee (that remained unchanged). Interest and the oversight fee are paid quarterly with the first payment being made on May 15, 2021. Under the terms of the Second Extension Agreement, if the Company doesn’t pay off the principal on or before February 15, 2022, there will be an 8% delinquent fee charged. This delinquent fee will only apply to whatever the principal balance is on February 15, 2022. If the Company pays any portion (or all) of the principal back, the 8% fee will not be due on the prepaid amounts. The Company can prepay all of part of the facility back prior to February 15, 2022 with no penalty.

Cantone Research, Inc. earned a 3% fee on the extended principal of $900,000 (or $27,000) for their services related to securing the second extension with Cherokee investors. This 3% service fee will be “rebated” when/if the Company prepays any, or a portion, of the loan. As an example, if the Company makes a principal reduction payment of $100,000, only $97,000 in cash will need to be remitted to Cherokee to have the $100,000 taken off the principal balance. The fee paid to Cantone Research, Inc. was recorded as a bank fee and is included in general and administrative expenses. No common stock was issued in connection with the extensions. The Company also paid Cherokee’s legal fees in the amount of $1,000.

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

The Company recognized $48,000 in interest expense related to the Cherokee LSA in the six months ended June 30, 2021 (of which $0 is debt issuance cost amortization recorded as interest expense) and $53,000 in interest expense related to the Cherokee LSA in the six months ended June 30, 2020 (of which $17,000 is debt issuance cost amortization recorded as interest expense). The Company recognized $25,000 in interest expense related to the Cherokee LSA in the three months ended June 30, 2021 (of which of which $0 is debt issuance cost amortization recorded as interest expense) and $18,000 in interest expense related to the Cherokee LSA in the three months ended June 30, 2020 (of which $0 is debt issuance cost amortization recorded as interest expense).

The Company had $17,000 in accrued interest expense at June 30, 2021 and $14,000 in accrued interest expense at June 30, 2020 related to the Cherokee LSA.

As of June 30, 2021, the balance on the Cherokee LSA was $1,000,000 including the $100,000 penalty referenced above. As of December 31, 2020, the balance on the Cherokee LSA was $900,000.

LINE OF CREDIT WITH CRESTMARK BANK (“CRESTMARK”)

On June 29, 2015 (the “Closing Date”), the Company entered into a Loan and Security Agreement (“LSA”) with Crestmark related to a revolving line of credit (the “Crestmark LOC”). The Crestmark LOC is used for working capital and general corporate purposes. Upon completion of the initial 5 year term, the Crestmark LOC automatically renews for additional one (1) year terms unless notice of termination from the Company is received by Crestmark not less than sixty (60) days prior to the end of the renewal term. The Company did not provide Crestmark with a notice of non-renewal and therefore, the Crestmark LOC automatically renewed on June 22, 2021 for another one year term, or until June 22, 2022.

Originally, availability under the Crestmark LOC was based on certain inventory components (under a specific formula previously defined in prior periodic reports) and receivables. The maximum available under the Crestmark LOC was $1,500,000. However on June 25, 2018, the facility was amended to decrease the amounts available under the inventory component until availability under the inventory component was zero; making the Crestmark LOC a receivables-based only line of credit as of July 1, 2020. The facility was further amended on June 22, 2020 to decrease the maximum availability (“Maximum Amount”) under the Crestmark LOC to $1,000,000.

The Crestmark LOC has a minimum loan balance requirement of $500,000. At June 30, 2021, the Company did not meet the minimum loan balance requirement as our balance was $287,000. Under the LSA, Crestmark has the right to calculate interest on the minimum balance requirement rather than the actual balance on the Crestmark LOC (and they are exercising that right). The Crestmark LOC is secured by a first security interest in the Company’s inventory, and receivables and security interest in all other assets of the Company (in accordance with permitted prior encumbrances).

As part of the amendment on June 22, 2020, the minimum Tangible Net Worth (“TNW”) covenant (previously defined in other periodic reports) was removed effective with the quarter ended June 30, 2020. With the exception of the quarter ended June 30, 2019, the Company did not historically comply with the TNW covenant and Crestmark previously provided a number of waivers (for which the Company was charged $5,000 each).

In the event of a default of the LSA, which includes but is not limited to, failure of the Company to make any payment when due, Crestmark is permitted to charge an Extra Rate. The Extra Rate is the Company’s then current interest rate plus 12.75% per annum.

Interest on the Crestmark LOC is at a variable rate based on the Prime Rate plus 3% with a floor of 5.25%. As of June 30, 2021 and as of the date of this report, the interest only rate on the Crestmark LOC is 6.25%. As of the date of this report, with all fees considered (the interest rate + an Annual Loan Fee of $7,500 + a monthly maintenance fee of 0.30% of the actual average monthly balance from the prior month), the interest rate on the Crestmark LOC is 11.99%.

The Company recognized $24,000 in interest expense related to the Crestmark LOC in the six months ended June 30, 2021 and $17,000 in interest expense related to the Crestmark LOC in the six months ended June 30, 2020. The Company recognized $11,000 in interest expense in the three months ended June 30, 2021 and $9,000 in interest expense in the three months ended June 30, 2020. Given the nature of the administration of the Crestmark LOC, at June 30, 2021, the Company had $0 in accrued interest expense related to the Crestmark LOC, and there is $0 in additional availability under the Crestmark LOC.

At June 30 2021, the balance on the Crestmark LOC was $287,000 and as of December 31, 2020, the balance on the Crestmark LOC was $277,000.

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

The Company recognized $21,000 in interest expense related to the 2019 Cherokee Term Loan in six months ended June 30, 2021 and $21,000 in interest expense related to the 2019 Cherokee Term Loan in the six months ended June 30, 2020. The Company recognized $11,000 in interest expense related to the 2019 Cherokee Term Loan in the three months ended June 30, 2021 and $10,000 in interest expense related to the 2019 Cherokee Term Loan in the three months ended June 30, 2020. The Company had $7,000 in accrued interest expense at June 30, 2021 and $14,000 in accrued interest expense at June 30, 2020.

The balance on the 2019 Cherokee Term Loan was $240,000 at June 30, 2021 and $220,000 at December 31, 2020.

SBA PAYCHECK PROTECTION LOAN (PPP LOAN)

On April 22, 2020, we entered into a Promissory Note (“PPP Note”) for $332,000 with Crestmark Bank, pursuant to the U.S. Small Business Administration Paycheck Protection Program under Title I of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act passed by Congress and signed into law on March 27, 2020. The PPP Note is unsecured, bears interest at 1.00% per annum, with principal and interest payments deferred for the first six months, and matures in two years. The principal is payable in equal monthly installments, with interest, beginning on the first business day after the end of the deferment period. The PPP Note may be forgiven subject to the terms of the Paycheck Protection Program. Additionally, certain acts of the Company, including but not limited to: (i) the failure to pay any taxes when due, (ii) becoming the subject of a proceeding under any bankruptcy or insolvency law, (iii) making an assignment for the benefit of creditors, or (iv) reorganizing, merging, consolidating or otherwise changing ownership or business structure without PPP Lender’s prior written consent, are considered events of default which grant Lender the right to seek immediate payment of all amounts owing under the PPP Note. On June 5, 2021, the Company applied for forgiveness of loan in the amount of $332,000 under PPP guidelines. As of the date of this report, our forgiveness application has been reviewed by the SBA and the final forgiveness amount has been set to $332,000; the total amount of the loan.

The Company recognized $1,000 in interest expense in the six months ended June 30, 2021 and $0 in interest expense in the six months ended June 30, 2020 (as the PPP loan was not in place until April 2020). The Company recognized less than $1,000 in interest expense in the three months ended June 30, 2021 and $0 in interest expense in the three months ended June 30, 2020 (as the PPP loan was not in place until April 2020). The Company had less than $1,000 in accrued interest expense at June 30 2021 and $2,000 in accrued interest expense at December 31, 2020 related to the PPP Loan. This accrued interest is eligible for forgiveness under PPP loan guidelines. The balance on the PPP Loan was $332,000 at June 30, 2021 and at December 31, 2020.

NOVEMBER 2020 TERM LOAN

On November 4, 2020, the Company entered into a loan agreement with an individual shareholder in the amount of $50,000. There were no expenses related to the term loan and the interest rate is 7% (Prime + 3.75%). The first interest only payment was paid on February 4, 2021 and the final interest payment and 50,000 principal was due on May 4, 2021. On May 4, 2021, the Company extended this loan for another 6 months, or until November 4, 2021. The interest rate and all other terms of the note remain unchanged under the Extension. The interest payment due to the shareholder on May 4, 2021 was paid as required with the next interest payment being due on August 4, 2021.

The company recognized $2,000 of interest expense related to the term loan in the six months ended June 30, 2021 and $0 in interest expense in the six months ended June 30, 2020 (as the loan was not in place until November 4, 2020). The Company had less than $1,000 in accrued interest expense related to this loan as of June 30, 2021.

The company recognized and accrued less than $1,000 of interest expense related to the term loan in the three months ended June 30, 2021 and $0 in interest expense in the three months ended June 30, 2020 (as the loan was not in place until November 4, 2020). The balance on the November 2020 Term Loan was $50,000 at June 30, 2021 and at December 31, 2020.

OTHER DEBT INFORMATION

In addition to the current debt indicated previously, previous debt facilities (paid in full via refinance or conversion into equity) had financial impact on the three and/or six months ended June 30, 2020. More specifically:

EQUIPMENT LOAN WITH CRESTMARK

On May 1, 2017, the Company entered into term loan with Crestmark in the amount of $38,000 related to the purchase of manufacturing equipment. The equipment loan was collateralized by a first security interest in a specific piece of manufacturing equipment. The Company executed an amendment to its LSA and Promissory Note with Crestmark. The amendments addressed the inclusion of the term loan into the LSA and an extension of the Crestmark LOC. No terms of the Crestmark LOC were changed in the amendment. The interest rate on the term loan was the WSJ Prime Rate plus 3% throughout the term of the loan.

The Company did not incur any interest expense in the six months ended June 30, 2021 as the Equipment Loan was satisfied in full in the quarter ended September 30, 2020 and minimal interest expense in the six months ended June 30, 2020.

The Company did not incur any interest expense in the three months ended June 30, 2021 as the Equipment Loan was satisfied in full in the quarter ended September 30, 2020 and minimal interest expense in the three months ended June 30, 2020. The balance on the Equipment Loan was $0 at June 30, 2021 and at December 31, 2020.

NOVEMBER 2020 LOAN WITH CHAIM DAVIS

On November 6, 2020, the Company entered into a loan agreement with our (now former) Chairman of the Board Chaim Davis, under which Davis provided the Company the sum of $25,000 (the “November 2020 Loan”). There were no expenses or interest related to the November 2020 loan. The Company incurred $0 in interest expense in the three and six months ended June 30, 2021 and $0 in the three and six months ended June 30, 2020 (as the facility was not in place until November 2020). The balance on the November 2020 Term Loan was $0 at June 30, 2021 (as the facility was paid in full on February 24, 2021 with proceeds from the Lincoln Park equity line) and $25,000 at December 31, 2020.

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

During the three months ended June 30, 2021 and the three months ended June 30, 2020, the Company issued 0 options to purchase shares of common stock.

Stock option activity for the six months ended June 30, 2021 and the six months ended June 30, 2020 is summarized as follows (the figures contained within the tables below have been rounded to the nearest thousand):

	Six months ended June 30, 2021			Six months ended June 30, 2020
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of June 30, 2021	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of June 30, 2020
Options outstanding at beginning of year	1,987,000	$0.13		2,252,000	$0.14
Granted	0	NA		0	NA
Exercised	0	NA		0	NA
Cancelled/expired	0	NA		(60,000)	$0.13
Options outstanding at end of quarter	1,987,000	$0.13	25,000	2,192,000	$0.12	$177,000
Options exercisable at end of quarter	1,987,000	$0.13		2,192,000	$0.12

The Company recognized $0 in share based payment expense in the six months ended June 30, 2021 and $2,000 in share based payment expense in the six months ended June 30, 2020. The Company recognized $0 in share based payment expense in the three months ended June 30, 2021 and $1,000 in the three months ended June 30, 2020. At June 30, 2021, there was $0 of unrecognized share based payment expense related to stock options.

Warrants

Warrant activity for the six months ended June 30, 2020 and the six months ended June 30, 2019 is summarized as follows:

	Six months ended June 30, 2021			Six months ended June 30, 2020
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of June 30, 2021	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of June 30, 2020
Warrants outstanding at beginning of year	0	NA		2,000,000	$0.18
Granted	0	NA		0	NA
Exercised	0	NA		0	NA
Cancelled/expired	0	NA		(2,000,000)	$0.18
Warrants outstanding at end of quarter	0	NA	None	0	NA	None
Warrants exercisable at end of quarter	0	NA		0	NA

In the six months ended June 30, 2021 and June 30, 2020, the Company recognized $0 in debt issuance and deferred finance costs related to the issuance of the above warrants outstanding. In the three months ended June 30, 2021 and June 30, 2020, the Company recognized $0 in debt issuance and deferred finance costs related to the issuance of the above warrants. The warrants expired in January 2021 and as of June 30, 2021; there was $0 of total unrecognized expense.

NOTE G – Changes in Stockholders’ Deficit

The following table summarizes the changes in stockholders’ deficit for the six month periods ending June 30, 2021 and June 30, 2020:

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance January 1, 2021	37,703,476	$377,000	$21,717,000	$(23,350,000)	$(1,256,000)
Shares issued to Lincoln Park for balance of Initial Purchase under the 2020 Lincoln Park Equity Line	500,000	5,000	120,000		125,000
Shares issued to Lincoln Park for purchases under the 2020 Lincoln Park Equity Line	4,400,000	44,000	395,000		439,000
Net loss				801,000	801,000
Balance – June 30, 2021	42,603,476	$426,000	$22,232,000	$24,151,000	$1,493,000

Balance – January 1, 2020	32,680,984	$327,000	$21,437,000	(22,554,000)	$(790,000)
Shares issued in connection with private placement*	2,842,856	28,000	171,000		199,000
Shares issued to Cherokee in connection with loan	300,000	3,000	18,000		21,000
Share based payment expense			2,000		2,000
Shares issued for board meeting attendance in lieu of cash	129,636	1,000	30,000		31,000
Net loss				(346,000)	(346,000)
Balance – June 30, 2020	35,953,476	$359,000	$21,658,000	$(22,900,000)	$(883,000)

LINCOLN PARK EQUITY LINE OF CREDIT – DECEMBER 2020

On December 9, 2020, the Company entered into a Purchase Agreement and a Registration Rights Agreement with Lincoln Park (together the “Agreements”) under which Lincoln Park agreed to purchase from the Company, from time to time, up to $10,250,000 of our shares of common stock, par value $0.01 per share, subject to certain limitations set forth in the Purchase Agreement, during the term of the Purchase Agreement (two years). Pursuant to the terms of the Registration Rights Agreement, the Company was required to file with the U.S. Securities and Exchange Commission (the “SEC”) a registration statement on Form S-1 (the “Registration Statement”) to register for resale under the Securities Act of 1933, as amended (the “Securities Act”), the shares of common stock issued and sold as well as the shares of common stock that the Company may elect in the future to issue and sell to Lincoln Park from time to time under the Purchase Agreement.

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

Actual sales of common stock to Lincoln Park under the Purchase Agreement will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the Company’s common stock and determinations by the Company as to the appropriate sources of funding for the Company and its operations. The net proceeds to the Company from sales of common stock to Lincoln Park under the Purchase Agreement, if any, will depend on the frequency and prices at which the Company sells common stock to Lincoln Park under the Purchase Agreement. Any proceeds that the Company receives from sales of common stock to Lincoln Park under the Purchase Agreement will be used at the sole discretion of Company management and will be used for general corporate purposes, capital expenditures and working capital.

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

In the six months ended June 30, 2021, the Company sold 500,000 shares of common stock that represented the balance of the Initial Purchase and 4,400,000 shares of common stock to Lincoln Park as Regular Purchases. The Company received proceeds of $564,000 from these purchases. There were no purchases in the six months ended June 30, 2020 as the Lincoln Park Agreements were not executed until December 2020.

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

Overview/Plan of Operations

In the six months ended June 30, 2021, sales of drug tests were still being negatively impacted by the price competitiveness in our core markets (government, employment and clinical) and by the Covid-19 pandemic. Sales related to Covid-19 testing also declined dramatically in the six months ended June 30, 2021 compared to sales in the six months ended June 30, 2021 (when we were nearing the height of the pandemic and prior to vaccine availability). In addition to the marketing of our drug tests, in the six months ended June 30, 2021 we continued to market the Covid-19 IgG/IgM Rapid Test Cassette to detect Covid-19 antibodies in whole blood, serum or plasma (via a distribution agreement with Healgen Scientific, LLC), and we continued to market (via distribution) the Co-Diagnostics Logix Smart Covid-19 test. In December 2020, we announced that we were distributing a Rapid Covid-19 Antigen Test Cassette. In the middle of the three months ended March 31, 2021, we were informed by the manufacturer that we could no longer offer the Covid-19 antigen test for sale in the United States. In the three months ended June 30, 2020, we were able to find alternative tests to offer via distribution given this lack of marketing ability with the Covid-19 antigen test. In late April, 2021, we started to market a Covid-19-Influenza A/B combination test that is EUA issued and CLIA waived. In addition, in May 2021, we began distributing a new Covid-19 Antigen Rapid Test that is EUA issued and CLIA waived along with a new Covid-19 Antibody Rapid Test that is EUA issued and CLIA waived and which can also be performed with finger stick blood at the Point of Care (i.e. patient care settings). All of the Covid-19 tests we are offering are being marketed in accordance with the March 2020 Emergency Use Authorization (“EUA”) policy set forth by the United States Food and Drug Administration (FDA) and in accordance with the individual EUAs issued for the products.

The three new additional Covid-19 products have greater market applications than the tests we have been offering as we can offer them to a wider array of customers. Although the pandemic is no longer at its height, we believe the need for these Covid-19 diagnostic tests and the Covid-19 antibody tests still exist; albeit at lower levels.

We continue to offer other products via distribution relationships. We currently offer a lower-cost alternative for onsite drug testing, point of care products for certain infectious diseases and alternative drug testing sample methods. With the exception of the lower-cost drug test alternative, these offerings have yet to materially positively impact sales.

In the year ended December 31, 2019, we expanded our contract manufacturing operations with two (2) new customers. Unfortunately, the Covid-19 pandemic halted sales to these new customers in the year ended December 31, 2020. We have open purchase orders (from 2020) with both customers and we started to ship against these purchase orders in the three months ended June 30, 2021. One of the customers also placed an additional (new) order in April 2021, however this new order is not expected to ship until the sometime in the third quarter 2021.

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

We are focusing our efforts on further penetration of our markets with both current and new products (drug testing, Covid-19 and other diagnostic tests). We are also looking for avenues to capitalize on our US manufacturing operations. To that end, we are still working with a firm that would provide services related to public relations/social media to effectively communicate our manufacturing capabilities.

Operating expenses declined $33,000 in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. Declines in research and development and selling and marketing (as of result of lower commissions being paid due to much lower levels of Covid-19 test sales) were partially offset by increased general and administrative costs (most of which is associated with costs associated with the refinancing of the Cherokee facilities in February 2021). We continuously make efforts to control operational expenses to ensure they are in line with sales. We have continued to consolidate job responsibilities in certain areas of the Company as a result of employee retirement and other departures resulting in personnel reductions.

From August 2013 until June 2020, we maintained a 10% salary deferral program for our sole executive officer, our Chief Executive Officer/Principal Financial Officer Melissa Waterhouse. The salary deferral program was initiated by Ms. Waterhouse voluntarily. Until his departure in November 2019, another member of senior management participated in the program voluntarily. After the member of senior management retired in November 2019, we agreed to make payments on the deferred comp owed to this individual. In the six months ended June 30, 2021 and in the six months ended June 30, 2020, we made payments to this former member of senior management totaling $22,000 and $29,000, respectively. As of June 30, 2021, the deferred compensation owed to this individual is paid in full. Once the deferred compensation was paid in full to this individual in late May 2021, we began to make payments at the same rate to Ms. Waterhouse given the length of time the amount has been owed (7 years) and that the last payment made to Ms. Waterhouse was in August 2017. In the six months ended June 30, 2021, we made payments totaling $5,000 to Ms. Waterhouse. As of June 30, 2021, we had deferred compensation owed to Ms. Waterhouse in the amount of $101,000.

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

Results of operations for the six months ended June 30, 2021 compared to the six months ended June 30, 2020

NET SALES: Net sales for six months ended June 30, 2021 decreased by $1,391,000, or 56%, when compared to net sales in the six months ended June 30, 2020. The primary reason for this decline is lower distribution sales in the amount of $1,141,000; most of which is lower sales of Covid-19 tests. In the six months ended June 30, 2020, we recorded sales of Covid-19 rapid antibody tests in the amount of $1,105,000 while in the six months ended June 30, 2021, we recorded sales of Covid-19 tests in the amount of $38,000. Most of these Covid-19 test sales in 2021 were made in the early part of the first quarter ended March 31, 2021 and were rapid antigen tests (sales of rapid antibody tests were negligible). In the middle of the first quarter 2021, we were informed by the manufacturer that we could no longer offer the Covid-19 antigen test for sale in the United States.

In late April/early May 2021, we were able to find alternative Covid-19 tests to offer via distribution given this lack of marketing ability with the Covid-19 antigen test. More specifically, we started to market a Covid-19-Influenza A/B combination test that is EUA issued and CLIA waived, a new Covid-19 Antigen Rapid Test that is EUA issued and CLIA waived and a new Covid-19 Antibody Rapid Test that is EUA issued and CLIA waived and which can also be performed with finger stick blood at the Point of Care (i.e. patient care settings). All of the Covid-19 tests we are offering are being marketed in accordance with the March 2020 Emergency Use Authorization (“EUA”) policy set forth by the United States Food and Drug Administration (FDA) and in accordance with the individual EUAs issued for the products. We also saw a decline in sales of the lower cost drugs of abuse products we offer via distribution. This decline was due to product availability and overall lower need from our customers.

Drugs of abuse manufacturing sales also decreased by $276,000 in the six months ended June 30, 2021 when compared to the six months ended June 30, 2020. Sales of drug tests continue to be negatively impacted by the Covid-19 pandemic along with the price competitive nature of our markets. Our markets do appear to be returning to some sense of normalcy; however, they are still requiring a lower amount of tests due to reduced workforce, telecommuting and reduced budgets (especially in the government market as financial resources are still being used for Covid-19 testing and vaccinations). Also contributing to the decline in drugs of abuse manufacturing sales is the loss of a government account in the middle of 2020 due to pricing and sales declines in the international market due to two orders received in 2020 that have not yet been received in 2021. The clinical market continues to show signs of improvement with sales staying relatively flat.

In the six months ended June 30, 2021, we also experienced supply chain issues; particularly with materials that are used in the manufacture of lateral flow Covid-19 tests and plastic materials. The lead times for these materials are increasing significantly and in most cases without notice. This has caused the Company to have an increased level of backorders at times. As of June 30, 2021, we had open sales orders for drug tests that we manufacture in the amount of $128,000.

Contract manufacturing sales increased by $21,000 in the six months ended June 30, 2021 comparted to the six months ended June 30, 2020. This is primarily a result of orders shipped in the second quarter 2021 from two customers whose orders halted in 2020 due to the pandemic. We are expecting to ship more orders to these customers in 2021 as we fill open PO’s totaling $126,000. Sales of RSV (Respiratory Syncytial Virus) diagnostic tests declined due to lower levels of testing due to the pandemic stage we are in (along with the seasonality of the test usage).

Over the last several months, we have been working toward finalizing an agreement that we signed in 2020 under which we would provide manufacturing services for another diagnostic company. Given certain regulatory events (affecting the diagnostic company), we are unsure if we will be moving forward with this agreement. We did expect this agreement to have a positive impact on our revenue in 2021; however, that is now uncertain.

From a sales perspective, we are focusing our efforts on further penetration of our markets with both current and new products (drug testing, Covid-19 and other diagnostic tests). We are also looking for avenues to capitalize on our US manufacturing operations. To that end, we are still working with a firm that would provide services related to public relations/social media to effectively communicate our manufacturing capabilities.

GROSS PROFIT: Gross profit decreased to 22.0% of sales in the six months ended June 30, 2021 compared to 31.0% of net sales in the six months ended June 30, 2020 due to greater manufacturing inefficiencies and increased material costs. In the latter part of the three months ended March 31, 2021, we began to utilize our New Jersey facility to supplement assembly production in New York to mitigate the inefficiencies. Personnel levels in our New York facility have declined recently and we have been unsuccessful with hiring new personnel although we have advertised for the positions. Supplementing NY production in this manner results in a wiser use of labor and overhead costs in our New Jersey facility and will help improve manufacturing inefficiencies. In addition, in the latter part of June 2021, we began implementing a price increase in response to the increased costs related to labor and materials. To date, our customers appear to accept and understand the increase given our position as a 100% made in the United States manufacturer who is experiencing increased labor, material and site costs. Gross profit in the six months ended June 30, 2020 was also positively impacted by higher profit margins on Covid-19 products we were distributing (which almost entirely offset lower manufacturing margins in 2020.) We will continue to closely examine our gross profit margins on our manufactured products and take actions to adjust our production schedules and use manufacturing resources as wisely as possible to try to mitigate future inefficiencies.

Operating expenses decreased 3.2% in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. Research & Development and Selling and Marketing expenses decreased while General and Administrative expenses increased. More specifically:

Research and development (“R&D”)

R&D expense decreased 21.2% when comparing the six months ended June 30, 2021 with the six months ended June 30, 2020. Decreased FDA compliance costs (associated with timing of facility registration fees) and supplies and materials costs were the primary reasons for the decrease in expenses. All other expenses remained relatively consistent when comparing the two six-month periods. In the six months ended June 30, 2021, our R&D department primarily focused their efforts on the enhancement of our current products and required validations related to drug testing product components.

Selling and marketing

Selling and marketing expense in the six months ended June 30, 2021 decreased 51.4% when compared to the six months ended June 30, 2020. The primary reason for the decrease in selling and marketing expense is significantly lower commissions paid related to sales of the Covid-19 rapid tests. In addition to commissions, reductions in sales salary expense and benefits (due to the termination of personnel) and car allowance expense (due to the same terminations), were nominally offset by increased promotional expense (i.e. the semi-annual fee to OTC Markets paid in the second quarter of 2021).

In the six months ended June 30, 2021, we continued selling and marketing efforts related to our drug tests and we continued to take actions to secure new contract manufacturing customers. In addition, we promoted lower cost alternatives for onsite drug testing and point of care products for infectious disease (through relationships with third parties). We also marketed and sold antibody tests and diagnostic tests related to Covid-19 via distribution relationships. These offerings did not result in increased selling and marketing expenses, apart from increased commission costs in the six months ended June 30, 2020). Although we decreased the size of our sales force in the year ended December 31, 2020, those reductions were made for performance reasons. We are still seeking new personnel to increase the size of our sales team to further penetrate our markets. We will continue to take all steps necessary to ensure selling and marketing expenditures are in line with sales.

General and administrative (“G&A”)

G&A expense increased 21.6% in the six months ended June 30, 2021 when compared to G&A expense in the six months ended June 30, 2020. Increased costs associated with investor relations (primarily due to costs associated with our proxy and annual meeting of shareholders which was not held in June 2020 due to the pandemic), accounting fees (due to timing of invoices), administrative salaries (due to an additional employee in 2021), insurance costs, outside service fees (due to a higher cost of our ISO audit held in March 2021), and bank service fees (due to fees in the amount of $148,000 incurred in connection with the extension of the Cherokee loans), were partially offset by reductions in directors fees and expenses (due to less meetings held so far in 2021), legal fees (due to completion of the Lincoln Park financing in the early part of 2021), and repairs and maintenance. There was $0 in share based payment expense in the six months ended June 30, 2021 as all previously issued options have been completely amortized. There was $2,000 of share based payment expense in the six months ended June 30, 2020.

Other income and expense: Other expense of $46,000 in the six months ended June 30, 2021 consisted of interest expense associated with our credit facilities (our line of credit, our two loans with Cherokee Financial, LLC and a shareholder loan) which was offset by other income of $50,000 related to certain non-refundable prepayments (customer deposits) that were forfeited when the customer did not remit the remaining amounts due on the order. Other expense of $91,000 in the six months ended June 30, 2020 consisted of interest expense associated with our credit facilities (our line of credit, equipment loan with Crestmark Bank and our two loans with Cherokee Financial, LLC).

Results of operations for the three months ended June 30, 2021 compared to the three months ended June 30, 2020

NET SALES: Net sales for the three months ended June 30, 2021 decreased 69.9%, when compared to net sales in the three months ended June 30, 2020. The primary reason for this decline is lower distribution sales in the amount of $1,126,000; most of which is lower sales of Covid-19 tests. In the three months ended June 30, 2020, we recorded sales of Covid-19 rapid antibody tests in the amount of $1,105,000 while in the three months ended June 30, 2021, we recorded sales of Covid-19 tests in the amount of $2,000. This even further decline from sales in the first three months of 2021 is due to the manufacturer informing the Company that we could no longer offer their Covid-19 antigen test for sale in the United States. We were able to source alternative tests to distribute but, not until late April/early May 2021 when we started to offer new Covid-19 tests via distribution. More specifically, we started to market a Covid-19-Influenza A/B combination test that is EUA issued and CLIA waived, a new Covid-19 Antigen Rapid Test that is EUA issued and CLIA waived and a new Covid-19 Antibody Rapid Test that is EUA issued and CLIA waived and which can also be performed with finger stick blood at the Point of Care (i.e. patient care settings). All of the Covid-19 tests we are offering are being marketed in accordance with the March 2020 Emergency Use Authorization (“EUA”) policy set forth by the United States Food and Drug Administration (FDA) and in accordance with the individual EUAs issued for the products. We also saw a decline in sales of the lower cost drugs of abuse products we offer via distribution. This decline was due to product availability and overall lower need from our customers.

Drugs of abuse manufacturing sales also decreased by $112,000 in the three months ended June 30, 2021 when compared to the three months ended June 30, 2020. Sales of drug tests continue to be negatively impacted by the Covid-19 pandemic along with the price competitive nature of our markets. Our markets do appear to be returning to some sense of normalcy; however, they are still requiring a lower amount of tests due to reduced workforce, telecommuting and reduced budgets (especially in the government market as financial resources are still being used for Covid-19 testing and vaccinations). Also contributing to the decline in drugs of abuse manufacturing sales is the loss of a government account in the middle of 2020 due to pricing and sales declines in the international market due to two orders received in 2020 that have not yet been received in 2021. The clinical market continues to show signs of improvement with sales staying relatively flat.

In the six months ended June 30, 2021, we also experienced supply chain issues; particularly with materials that are used in the manufacture of lateral flow Covid-19 tests and plastic materials. The lead times for these materials are increasing significantly and in most cases without notice. This has caused the Company to have an increased level of backorders at times. As of June 30, 2021, we had open sales orders for drug tests that we manufacture in the amount of $128,000. The majority of this amount was for orders received within the three months ended June 30, 2021.

Contract manufacturing sales increased by $5,000 in the three months ended June 30, 2021 compared to the three months ended June 30, 2020. This is primarily a result of orders shipped in the amount of $36,000 in the second quarter 2021 from two customers whose orders halted in 2020 due to the pandemic. We are expecting to ship more orders to these customers in 2021 as we fill open PO’s totaling $126,000. The increased orders shipped to these tow customers was mostly offset by decreased sales of RSV (Respiratory Syncytial Virus) diagnostic tests due to lower levels of testing due to the pandemic stage we are in (along with the seasonality of the test usage).

From a sales perspective, we are focusing our efforts on further penetration of our markets with both current and new products (drug testing, Covid-19 and other diagnostic tests). We are also looking for avenues to capitalize on our US manufacturing operations. To that end, we are still working with a firm that would provide services related to public relations/social media to effectively communicate our manufacturing capabilities.

GROSS PROFIT: Gross profit decreased to 25.7% of net sales in the three months ended June 30, 2021 compared to 33.1% of net sales in the three months ended June 30, 2020 due to manufacturing inefficiencies and increased material costs. In three months ended June 30, 2021, we utilized our New Jersey facility to supplement assembly production in New York. Personnel levels in our New York facility have declined recently and we have been unsuccessful with hiring new personnel although we have advertised for the positions. Supplementing NY production in this manner results in a wiser use of labor and overhead costs in our New Jersey facility and improves manufacturing inefficiencies. In addition, in the latter part of June 2021, we began implementing a price increase in response to the increased costs related to labor and materials. To date, our customers appear to accept and understand the increase given our position as a 100% made in the United States manufacturer who is experiencing increased labor, material and site costs. Gross profit in the three months ended June 30, 2020 was also positively impacted by higher profit margins on Covid-19 products we were distributing (which almost entirely offset lower manufacturing margins in 2020.) We will continue to closely examine our gross profit margins on our manufactured products and take actions to adjust our production schedules and use manufacturing resources as wisely as possible to try to mitigate future inefficiencies.

OPERATING EXPENSES: Operating expenses decreased 32.9% in the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Selling and Marketing and General and Administrative expense decreased while research and development increased slightly. More specifically:

Research and development (“R&D”)

R&D expense increased 10.5% when comparing the three months ended June 30, 2021 with the three months ended June 30, 2020. The reason for the slight increase (from a $ perspective) was FDA compliance costs (as a result of timing of facility registration fees and the fact that the fees did increase slightly). In the three months ended June 30, 2021, our R&D department primarily focused their efforts on the enhancement of our current products and required validations related to drug testing product components.

Selling and marketing

Selling and marketing expense in the three months ended June 30, 2021 decreased 68.7% when compared to the three months ended June 30, 2020. The primary reason for the decrease in selling and marketing expense is significantly lower commissions paid related to sales of the Covid-19 rapid tests. In addition to commissions, reductions in sales salary expense and benefits (due to the termination of personnel) and car allowance expense (due to the same terminations), were nominally offset by increased promotional expense (i.e. the semi-annual fee to OTC Markets paid in the second quarter of 2021).

In the three months ended June 30, 2021, we continued selling and marketing efforts related to our drug tests and we continued to take actions to secure new contract manufacturing customers. We also secured distribution opportunities for additional Covid-19 tests and began marketing these new tests. In addition, we promoted lower cost alternatives for onsite drug testing and point of care products for infectious disease (through relationships with third parties). These offerings did not result in increased selling and marketing expenses, apart from increased commission costs in the six months ended June 30, 2020). Although we decreased the size of our sales force, those reductions were made for performance reasons. We are still seeking new personnel to increase the size of our sales team to further penetrate our markets. We will continue to take all steps necessary to ensure selling and marketing expenditures are in line with sales.

General and administrative (“G&A”)

G&A expense decreased 9.5% in the three months ended June 30, 2021 when compared to G&A expense in the three months ended June 30, 2020. Decreased costs associated with directors’ fees and expenses (due to less meetings held so far in 2021), accounting fees (due to timing of invoicing), legal fees, repairs and maintenance and bank service fees were partially offset by increased investor relations costs (primarily due to costs associated with our proxy and annual meeting of shareholders which was not held in June 2020 due to the pandemic), administrative salaries (due to an additional employee in 2021), and insurance costs. There was $0 in share based payment expense in the three months ended June 30, 2021 as all previously issued options have been completely amortized. There was $1,000 of share based payment expense in the three months ended June 30, 2020.

Other income and expense:

Other income of $1,000 in the three months ended June 30, 2021 consisted of other income of $50,000 related to certain non-refundable prepayments (customer deposits) that were forfeited when the customer did not remit the remaining amounts due on the order which was almost entirely offset by interest expense associated with our credit facilities (our line of credit, our two loans with Cherokee Financial, LLC and a shareholder loan). Other expense of $37,000 in the three months ended June 30, 2020 consisted of interest expense associated with our credit facilities (our line of credit, equipment loan with Crestmark Bank and our two loans with Cherokee Financial, LLC).

Liquidity and Capital Resources as of June 30, 2021

Our cash requirements depend on numerous factors, including but not limited to manufacturing costs (such as raw materials, labor, equipment, etc.), selling and marketing initiatives, product development activities, regulatory costs, legal costs, and effective management of inventory levels and production levels in response to sales history and forecasts. We expect to devote capital resources related to selling and marketing initiatives. We are examining other growth opportunities including strategic alliances and contract manufacturing. Given our current and historical cash position, such activities would need to be funded from the issuance of additional equity or additional credit borrowings, subject to market and other conditions.

On December 9, 2020, we entered into a Purchase Agreement and a Registration Rights Agreement with Lincoln Park under which Lincoln Park agreed to purchase from the Company, from time to time, up to $10,250,000 of shares of our common stock, par value $0.01 per share, subject to certain limitations set forth in the Purchase Agreement, during the term of the Purchase Agreement (two years). Pursuant to the terms of the Registration Rights Agreement, we were required to file with the U.S. Securities and Exchange Commission (the “SEC”) a registration statement on Form S-1 (the “Registration Statement”) to register for resale under the Securities Act of 1933, as amended (the “Securities Act”), shares of common stock issued and sold as well as the shares of common stock that we may elect in the future to issue and sell to Lincoln Park from time to time under the Purchase Agreement.

On January 4, 2021, we were notified by the SEC that they would not review the Registration Statement on Form S-1 filed on December 29, 2020. We were subsequently instructed by the SEC (through counsel) to amend the originally filed Form S-1 to include certain information for the fiscal year ended December 31, 2020 in place of the information in the original filing that was for the fiscal year ended December 31, 2019. We filed a Form S-1/A on January 7, 2021 and requested (through counsel) that the SEC declare the Form S-1 effective on January 11, 2021. The SEC granted our request. In the six months ended June 30, 2021, the Company sold 4,900,000 shares of common stock to Lincoln Park (including 500,000 shares required as an initial purchase under the Purchase Agreement) as Regular Purchases and received proceeds of $564,000.

Our financial statements for the year ended December 31, 2020 were prepared assuming we will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. Our current cash balances, together with cash generated from future operations and amounts available under our credit facilities (including the Lincoln Park equity facility) may not be sufficient to fund operations through August 2022. At June 30, 2021, we have Stockholders’ Deficit of $1,493,000.

Our loan and security agreement and 2019 Term Note with Cherokee for $900,000 and $220,000, respectively, expired on February 15, 2021; however, on February 24, 2021, the Company completed a transaction with Cherokee related to (second) one-year Extension Agreements dated February 14, 2021 under which Cherokee extended the due date of the Cherokee LSA ($900,000) and the 2019 Term Loan with Cherokee ($220,000) again; the facilities were previously extended in February 2020). Under the terms of the (second) extensions, the $900,000 (secured) Cherokee LSA was increased to $1,000,000 to include a $100,000 penalty that was due as a result of the Company being unable to pay back the principal on in February 2021; a term that was included in the February 2020 extension. The annual interest rate on the (further) extended Cherokee LSA was increased to a fixed rate of 10% (the prior fixed rate was 8%) plus a 1% annual oversight fee (that remained unchanged). In addition, the 2019 Cherokee Term Loan was increased to $240,000 to include a $20,000 penalty that was due as a result of the Company being unable to pay back the principal balance to Cherokee in February 2021; a term that was included in the February 2020 extension. Our total debt at June 30, 2021 with Cherokee Financial, LLC was $1,240,000. We do not expect cash from operations within the next 12 months to be sufficient to pay the amounts due under these credit facilities, which is due in full on February 15, 2022. We may be able to utilize the Lincoln Park equity facility to pay down a portion (or all) of the debt owed to Cherokee prior to the maturity date of February 15, 2022; however, as of the date of this report and given the current closing sales prices of our shares of common stock, that is not a certainty.

Throughout the six months ended June 30, 2021, we had a line of credit with Crestmark Bank. The maximum availability on the line of credit is $1,000,000. However, because the amount available under the line of credit is based upon our accounts receivable, the amounts actually available under our line of credit (historically) have been significantly less than the maximum availability. When sales levels decline, we have reduced availability on our line of credit due to decreased accounts receivable balances. As of June 30, 2021, based on our availability calculation, there were no additional amounts available under the line of credit because we draw any balance available on a daily basis. Upon completion of the initial 5 year term, the Crestmark line of credit automatically renews for additional one (1) year terms unless notice of termination from the Company is received by Crestmark not less than sixty (60) days prior to the end of the renewal term. The Company did not provide Crestmark with a notice of non-renewal and therefore, the Crestmark line of credit automatically renewed on June 22, 2021 for another one year term, or until June 22, 2022.

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

As of June 30, 2021, we had the following debt/credit facilities:

Facility	Debtor	Balance as of June 30, 2021	Due Date
Loan and Security Agreement	Cherokee Financial, LLC	$1,000,000	February 15, 2022
Revolving Line of Credit	Crestmark Bank	287,000	June 22, 2022
Term Loan	Cherokee Financial, LLC	240,000	February 15, 2022
PPP Loan	Crestmark Bank, SBA	332,000	April 22, 2022
Term Loan	Individual	50,000	November 4, 2021
Total Debt		$1,909,000

Working Capital Deficit

At June 30, 2021, we were operating at a working capital deficit of $2,154,000. This compares to a working capital deficit of $1,624,000 at June 30, 2020 and a working capital deficit of $841,000 at December 31, 2020. This increase in working capital deficit is primarily a result of decreased sales and, from December 31, 2020 to June 30, 2021, a change in classification of our debt with Cherokee from long-term to short-term. We have historically satisfied working capital requirements through cash from operations, bank debt and equity financings.

Dividends

We have never paid any dividends on our common shares and anticipate that all future earnings, if any, will be retained for use in our business, and therefore, we do not anticipate paying any cash dividends.

Cash Flow, Outlook/Risk

In the six months ended, we had a net loss of $801,000 and net cash used in operating activities of $616,000. Our cash position decreased from $225,000 at June 30, 2020 to $30,000 at June 30, 2021. This decrease stems from prepayments received from presales of Covid-19 tests and $199,000 from the February 2020 equity private placement in the six months ended June 30, 2020, which did not recur in the six months ended June 30, 2021.

In March 2020, the World Health Organization declared Covid-19 to be a pandemic. Covid-19 has spread throughout the globe, including in the State of New York where our headquarters are located, and in the State of New Jersey where our strip manufacturing facility is located. In response to the outbreak, we followed the guidelines of the U.S. Centers for Disease Control and Prevention (“CDC”) and applicable state government authorities to protect the health and safety of our employees, families, suppliers, customers and communities. While the Covid-19 pandemic did not materially disrupt our daily business operations to date, our drug testing sales have been negatively impacted by the pandemic.

While the Covid-19 pandemic is seemingly winding down, the extent to which the pandemic may continue to impact our business, liquidity, results of operations and financial condition will depend on future developments, which are uncertain and cannot be predicted, including new information that may emerge concerning new strains of Covid-19 (such as the Delta variant that has been dominating the headlines recently), the severity or longevity of the Covid-19 pandemic and actions that may be taken to contain it or treat its impact, among others. If we, our customers or suppliers experience (or in some cases continue to experience) prolonged shutdowns or other business disruptions, our business, liquidity, results of operations and financial condition are likely to be materially adversely affected, and our ability to access the capital markets may be limited.

On December 9, 2020, we entered into a Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) with Lincoln Park under which Lincoln Park agreed to purchase from the Company, from time to time, up to $10,250,000 of our shares of common stock, par value $0.01 per share, subject to certain limitations set forth in the Purchase Agreement, during the term of the Purchase Agreement. We registered 9,750,000 shares of common stock under a Registration Statement on Form S-1 (as amended). The Form S-1 was declared effective by the SEC on January 11, 2021 and going forward we are able to utilize the Lincoln Park equity facility to fund operations (if necessary), pay down other debt (whenever possible) and fund our growth initiatives. In the six months ended June 30, 2021, we sold 4,900,000 shares of common stock to Lincoln Park as Regular Purchases and received proceeds of $564,000.

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

We will continue to take steps to ensure that operating expenses and manufacturing costs remain in line with sales levels. We have consolidated job responsibilities in certain areas of the Company and this enabled us to implement personnel reductions. Sales declines result in lower cash balances and lower availability on our line of credit at times. We are promoting new products and service offerings to diversify our revenue stream, including new Covid-19 tests.

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

If events and circumstances occur such that 1) we do not meet our current operating plans to increase sales, 2) we are unable to raise sufficient additional equity or debt financing, 3) we are unable to effect sales under the Lincoln Park Equity Line, 4) we are unable to utilize equity as a form of payment in lieu of cash or 5) our credit facilities are insufficient or not available, we may be required to further reduce expenses or take other steps which could have a material adverse effect on our future performance.

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

101

The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheet, (ii) Condensed Statements of Income (iii) Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN BIO MEDICA CORPORATION (Registrant)

	By:	/s/ Melissa A. Waterhouse
Melissa A. Waterhouse
Chief Executive Officer (Principal Executive Officer)
Principal Financial Officer Principal Accounting Officer

Dated: August 18, 2021

