Form 10-Q
period 2021-09-30
AMERICAN BIO MEDICA CORP
filed 2021-11-18
CIK 896747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

47,598,476 Common Shares as of November 18, 2021

American Bio Medica Corporation

Index to Quarterly Report on Form 10-Q

For the quarter ended September 30, 2021

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

American Bio Medica Corporation
Condensed Balance Sheets
	September 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$41,000	$98,000
Accounts receivable, net of allowance for doubtful accounts of $5,000 at September 30, 2021 and $22,000 at December 31, 2020	545,000	407,000
Inventory, net of allowance of $323,000 at September 30, 2021 and $279,000 at December 31, 2020	419,000	536,000
Tax Receivable – Employee Retention Credit	537,000	0
Prepaid expenses and other current assets	31,000	104,000
Right of use asset – operating leases	36,000	35,000
Total current assets	1,609,000	1,180,000
Property, plant and equipment, net	529,000	576,000
Patents, net	102,000	108,000
Right of use asset – operating leases	14,000	41,000
Other assets	21,000	21,000
Total assets	$2,275,000	$1,926,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$667,000	$577,000
Accrued expenses and other current liabilities	468,000	620,000
Right of use liability – operating leases	34,000	33,000
Wages payable	83,000	107,000
Line of credit	446,000	277,000
PPP Loan	0	332,000
Current portion of long-term debt, net of deferred finance costs	1,290,000	75,000
Total current liabilities	2,988,000	2,021,000
Right of use liability – operating leases	13,000	41,000
Long-term debt, net of current portion and deferred finance costs and other liabilities	0	1,120,000
Total liabilities	3,001,000	3,182,000
COMMITMENTS AND CONTINGENCIES
Stockholders’ deficit:
Preferred stock; par value $.01 per share; 5,000,000 shares authorized, none issued and outstanding at September 30, 2021 and December 31, 2020	0	0
Common stock; par value $.01 per share; 50,000,000 shares authorized; 44,898,476 issued and outstanding at September 30, 2021 and 37,703,476 issued and outstanding as of December 31, 2020	449,000	377,000
Additional paid-in capital	22,313,000	21,717,000
Accumulated deficit	(23,488,000)	(23,350,000)
Total stockholders’ deficit	(726,000)	(1,256,000)
Total liabilities and stockholders’ deficit	$2,275,000	$1,926,000

The accompanying notes are an integral part of the condensed financial statements

American Bio Medica Corporation
Condensed Statements of Operations
(Unaudited)
	For The Nine Months Ended
	September 30,
	2021	2020

Net sales	$1,709,000	$3,370,000

Cost of goods sold	1,284,000	2,362,000

Gross profit	425,000	1,008,000

Operating expenses:
Research and development	63,000	77,000
Selling and marketing	233,000	408,000
General and administrative	1,086,000	951,000
	1,382,000	1,436,000

Operating loss	(957,000)	(428,000)

Other income / (expense):
Interest expense	(145,000)	(133,000)
Other income, net	50,000	0
Income from forgiveness of PPP loan	335,000	0
Income from Employee Retention Credit	581,000	0
	821,000	(133,000)

Net loss before tax	(136,000)	(561,000)

Income tax expense	(2,000)	(2,000)

Net loss	$(138,000)	$(563,000)

Basic and diluted loss per common share	$(0.00)	$(0.02)

Weighted average number of shares outstanding – basic & diluted	39,281,286	35,278,455

The accompanying notes are an integral part of the condensed financial statements

American Bio Medica Corporation
Condensed Statements of Operations
(Unaudited)
	For The Three Months Ended
	September 30,
	2021	2020

Net sales	$614,000	$883,000

Cost of goods sold	429,000	648,000

Gross profit	185,000	235,000

Operating expenses:
Research and development	21,000	24,000
Selling and marketing	79,000	89,000
General and administrative	289,000	294,000
	389,000	407,000

Operating loss	(204,000)	(172,000)

Other income / (expense):
Interest expense	(49,000)	(42,000)
Income from forgiveness of PPP loan	335,000	0
Income from Employee Retention Credit	581,000	0
	867,000	(42,000)

Net income / (loss) before tax	663,000	(214,000)

Income tax expense	0	(2,000)

Net income / (loss)	$663,000	$(216,000)

Basic and diluted income / (loss) per common share	$0.02	$(0.01)

Weighted average number of shares outstanding – basic & diluted	44,020,650	35,953,476

The accompanying notes are an integral part of the condensed financial statements

American Bio Medica Corporation Condensed Statements of Cash Flows
(Unaudited)
	For The Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(138,000)	$(563,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	53,000	60,000
Amortization of debt issuance costs	0	37,000
Penalty added to Cherokee loan balance	120,000	0
Allowance for doubtful accounts	(17,000)	1,000
Provision for slow moving and obsolete inventory	44,000	114,000
Employee Retention Credit	(537,000)	0
Share-based payment expense	0	2,000
Director fee paid with restricted stock	0	31,000
Refinance fee paid with restricted stock	0	21,000
Interest paid with restricted stock	36,000	0
Forgiveness of PPP loan	(332,000)	0
Forgiveness of PPP loan interest	(3,000)	0
Changes in:
Accounts receivable	(121,000)	5,000
Inventory	73,000	94,000
Prepaid expenses and other current assets	73,000	(80,000)
Right of Use Asset – Operating Leases	26,000	23,000
Accounts payable	90,000	(48,000)
Accrued expenses and other current liabilities	(149,000)	33,000
Right of Use Liability – Operating Leases	(27,000)	(23,000)
Wages payable	(24,000)	(6,000)
Net cash used in operating activities	(833,000)	(299,000)
Cash flows from investing activities:
Purchase of property, plant, and equipment	0	(4,000)
Net cash used in investing activities	0	(4,000)
Cash flows from financing activities:
Proceeds from PPP loan	0	332,000
Payments on debt financing	(25,000)	(7,000)
Proceeds from Private Placement	0	164,000
Proceeds from Lincoln Park financing	632,000	0
Proceeds from lines of credit	1,712,000	3,449,000
Payments on lines of credit	(1,543,000)	(3,578,000)
Net cash provided by financing activities	776,000	360,000
Net change in cash and cash equivalents	(57,000)	57,000
Cash and cash equivalents - beginning of period	98,000	4,000
Cash and cash equivalents - end of period	$41,000	$61,000
Supplemental disclosures of cash flow information
Non-Cash transactions:
Loans converted to stock	$0	$39,000
Interest paid with restricted stock	$36,000	$0
Forgiveness of PPP loan principal and interest	$335,000	$0
Cash paid during period for interest	$142,000	$109,000
Cash paid during period for taxes	$2,000	$2,000

The accompanying notes are an integral part of the condensed financial statements

Notes to condensed financial statements (unaudited)

September 30, 2021

Note A - Basis of Reporting

The accompanying unaudited interim condensed financial statements of American Bio Medica Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. Accordingly, these unaudited interim condensed financial statements do not include all information and footnotes required by U.S. GAAP for complete financial statement presentation. These unaudited interim condensed financial statements should be read in conjunction with audited financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. In the opinion of management, the interim condensed financial statements include all normal, recurring adjustments which are considered necessary for a fair presentation of the financial position of the Company at September 30, 2021, and the results of operations for the three and nine month periods ended September 30, 2021 and September 30, 2020 and cash flows for the nine month periods ended September 30, 2021 and September 30, 2020.

Operating results for the nine months ended September 30, 2021 are not necessarily indicative of results that may be expected for the year ending December 31, 2021. Amounts at December 31, 2020 are derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

During the nine months ended September 30, 2021, there were no significant changes to the Company’s critical accounting policies, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

These unaudited interim condensed financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. The independent registered public accounting firm’s report on the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, contained an explanatory paragraph regarding the Company’s ability to continue as a going concern. As of the date of this report, the Company’s current cash balances, together with cash generated from future operations and amounts available under the Company’s credit facilities may not be sufficient to fund operations through November 2022.

Throughout the nine months ended September 30, 2021, the Company had a line of credit with Crestmark Bank. The maximum availability on the Company’s line of credit was $1,000,000 beginning June 22, 2020 when the facility was amended and extended. However, because the amount available under the line of credit is based upon the Company’s accounts receivable, the amounts actually available under our line of credit (historically) have been significantly less than the maximum availability. As of September 30, 2021, based on the Company’s availability calculation, there were no additional amounts available under the Company’s line of credit because the Company draws any balance available on a daily basis.

In February 2021, our credit facilities with Cherokee Financial, LLC were extended for another 12 months, or until February 15, 2022, which is less than 12 months from the date of this report. Our total debt at September 30, 2021 with Cherokee Financial, LLC is $1,240,000. We do not expect cash from operations within the next 12 months to be sufficient to pay the amounts due under these credit facilities, which is due in full on February 15, 2022. We are currently looking at alternatives to refinance these facilities.

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

Accounting Standards Issued; Not Yet Adopted

ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40), issued in May 2021, addresses an issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options. This amendment is effective for all entities, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The Company has evaluated the impact of ASU 2021-04 and does not believe the adoption of ASU 2021-04 will have an impact on its financial conditions or results of operations.

Any other new accounting pronouncements recently issued, but not yet effective, have been reviewed and determined to be not applicable or were related to technical amendments or codification. As a result, the adoption of such new accounting pronouncements, when effective, is not expected to have a material effect on the Company’s financial condition or results of operations.

Reclassifications

Certain items have been reclassified from the prior year to conform to the current year presentation.

Note B – Inventory

Inventory is comprised of the following:	September 30, 2021	December 31, 2020

Raw Materials	$508,000	$534,000
Work In Process	118,000	127,000
Finished Goods	116,000	154,000
Allowance for slow moving and obsolete inventory	(323,000)	(279,000)
	$419,000	$536,000

Note C – Net Loss Per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted average number of outstanding common shares during the period. Diluted net loss per common share includes the weighted average dilutive effect of stock options and warrants. Note: the Company did not have any warrants outstanding at either September 30, 2021 or September 30, 2020. Potential common shares outstanding as of September 30, 2021 and 2020:

	September 30, 2021	September 30, 2020

Options	1,937,000	2,142,000
	1,937,000	2,142,000

The number of securities not included in the diluted net loss per share for the three and nine months ended September 30, 2021 and the three and nine months ended September 30, 2020 was 1,937,000 and 2,142,000, respectively. The securities the nine month periods ending September 30, 2021 and September 30, 2020 and the three months ended September 30, 2020 were not included in the diluted net loss for as their effect would have been anti-dilutive due to the net loss in both of the two nine month periods and the three months ended September 20, 2020. The securities for the three months ended September 30, 2021 were not included in the diluted net income per share as the securities were not in the money.

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

Note E – Line of Credit and Debt

The Company’s Line of Credit and Debt consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020

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

	$1,000,000	$900,000
Crestmark Line of Credit: Line of credit maturing on June 22, 2022 with interest payable at a variable rate based on WSJ Prime plus 3% with a floor or 5.25%; loan fee of 0.5% annually & monthly maintenance fee of 0.3% on actual loan balance from prior month. Early termination fee of 2% if terminated prior to natural expiration. Loan is collateralized by first security interest in receivables and inventory and the all-in interest rate as of the date of this report is 11.79%.	446,000	277,000

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

	240,000	220,000
April 2020 PPP Loan with Crestmark: 2 year SBA loan at 1% interest with first payment due October 2020. Entire Loan principal and all interest were forgiven on August 3, 2021.	0	332,000
November 2020 Shareholder Note: with Chaim Davis; no terms, note was paid on February 24, 2021 with proceeds from Lincoln Park financing.	0	25,000
November 2020 Shareholder Note: Term loan at 7% interest (Prime + 3.75%), with an initial term of 6 months which was extended for another 6 months on May 4, 2021 to November 4, 2021. Interest only payments are being made on the loan. Loan was extended on November 3, 2021 to November 4, 2022 with no changes to any terms of the note.	50,000	50,000
Total Debt	$1,736,000	$1,804,000
Current portion	$1,736,000	$684,000
Long-term portion, net of current portion	$0	$1,120,000

LOAN AND SECURITY AGREEMENT WITH CHEROKEE FINANCIAL, LLC (“CHEROKEE”)

On March 26, 2015, the Company entered into a LSA with Cherokee (the “Cherokee LSA”). The debt with Cherokee is collateralized by a first security interest in real estate and machinery and equipment. Under the Cherokee LSA, the Company was provided the sum of $1,200,000 in the form of a 5-year Note at a fixed annual interest rate of 8%; paid quarterly in arrears. In addition to the 8% interest, the Company is required to pay Cherokee a 1% annual fee for oversight and administration of the loan. This oversight fee is paid in cash and is paid contemporaneously with the quarterly interest payments. The Company received net proceeds of $80,000 after $1,015,000 of debt payments, and $105,000 in other expenses and fees which, were deducted from the balance on the Cherokee LSA and amortized over the initial term of the debt (in accordance with ASU No. 2015-03). The Company was required to make annual principal reduction payments of $75,000 on each anniversary of the date of the closing; with the first principal reduction payment being made on February 15, 2016 and the last principal reduction payment being made on February 15, 2019; partially with proceeds received from a term loan with Cherokee (See 2019 Term Loan with Cherokee within this Note E).

In February 2020, the Company extended the due date of the Cherokee LSA (with a balance of $900,000) to February 15, 2021. No terms of the facility were changed in February 2020. In connection with this extension, the Company was required to issue 2% of the $900,000 principal, or $18,000, in 257,143 restricted shares of the Company’s common stock to Cherokee on behalf of their investors.

On February 24, 2021, the Company completed a transaction related to another one-year Extension Agreement dated February 14, 2021 (the “Second Extension”) with Cherokee under which Cherokee extended the due date of the Cherokee LSA to February 15, 2022.

Under the terms of the Second Extension, the Cherokee LSA was increased to $1,000,000 to include a $100,000 penalty that was due as a result of the Company being unable to pay back the principal balance to Cherokee on February 15, 2021. Under the Second Extension, the annual interest rate on the Cherokee LSA was increased to a fixed rate of 10% (the prior fixed rate was 8%) plus a 1% annual oversight fee (that remained unchanged). Interest and the oversight fee are being paid quarterly with the first payment being made on May 15, 2021.

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

The Company recognized $73,000 in interest expense related to the Cherokee LSA in the nine months ended September 30, 2021 and, $72,000 in interest expense in the nine months ended September 30, 2020 (of which $16,000 was debt issuance cost amortization recorded as interest expense). The Company recognized $25,000 in interest expense related to the Cherokee LSA in the three months ended September 30, 2021 and, $20,000 in interest expense in the three months ended September 30, 2020.

In lieu of cash, the Company paid the quarterly interest payment of $25,000 due August 15, 2021 in 625,000 shares of restricted common stock valued at $0.04 per share issued on August 18, 2021. The Company paid the administrative fee in the amount of $2,500 (also due on August 15, 2021) in cash. (See Part II; Item 2 for more information).

The Company had $17,000 in accrued interest expense at September 30, 2021 and, $12,000 in accrued interest expense at September 30, 2020 related to the Cherokee LSA.

As of September 30, 2021, the balance on the Cherokee LSA was $1,000,000 including the $100,000 penalty that was added onto the principal in February 2021. As of December 31, 2020, the balance on the Cherokee LSA was $900,000.

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

The Crestmark LOC has a minimum loan balance requirement of $500,000. At September 30, 2021, the Company did not meet the minimum loan balance requirement as our balance was $446,000. Under the LSA, Crestmark has the right to calculate interest on the minimum balance requirement rather than the actual balance on the Crestmark LOC (and they are exercising that right). The Crestmark LOC is secured by a first security interest in the Company’s inventory, and receivables and security interest in all other assets of the Company (in accordance with permitted prior encumbrances).

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

Interest on the Crestmark LOC is at a variable rate based on the Prime Rate plus 3% with a floor of 5.25%. As of September 30, 2021 and as of the date of this report, the interest only rate on the Crestmark LOC is 6.25%. As of the date of this report, with all fees considered (the interest rate + an Annual Loan Fee of $7,500 + a monthly maintenance fee of 0.30% of the actual average monthly balance from the prior month), the interest rate on the Crestmark LOC is 11.79%.

The Company recognized $38,000 in interest expense related to the Crestmark LOC in the nine months ended September 30, 2021 and $29,000 in interest expense related to the Crestmark LOC in the nine months ended September 30, 2020. The Company recognized $13,000 in interest expense in the three months ended September 30, 2021 and $10,000 in interest expense in the three months ended September 30, 2020. Given the nature of the administration of the Crestmark LOC, at September 30, 2021, the Company had $0 in accrued interest expense related to the Crestmark LOC, and there is $0 in additional availability under the Crestmark LOC.

At September 30 2021, the balance on the Crestmark LOC was $446,000 and as of December 31, 2020, the balance on the Crestmark LOC was $277,000.

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

The Company recognized $32,000 in interest expense related to the 2019 Cherokee Term Loan in the nine months ended September 30, 2021 and $30,000 in interest expense related to the 2019 Cherokee Term Loan in the nine months ended September 30, 2020 (of which $1,000 was debt issuance cost amortization recorded as interest expense). The Company recognized $11,000 in interest expense related to the 2019 Cherokee Term Loan in the three months ended September 30, 2021 and $10,000 in interest expense related to the 2019 Cherokee Term Loan in the three months ended September 30, 2020. The Company had $7,000 in accrued interest expense at September 30, 2021 and $6,000 in accrued interest expense at September 30, 2020.

In lieu of cash, the Company paid the quarterly interest payment of $11,000 due August 15, 2021 in 270,000 shares of restricted common stock valued at $0.04 per share issued on August 18, 2021. (See Part II; Item 2 for more information).

The balance on the 2019 Cherokee Term Loan was $240,000 at September 30, 2021 and $220,000 at December 31, 2020.

SBA PAYCHECK PROTECTION LOAN (PPP LOAN)

On April 22, 2020, we entered into a Promissory Note (“PPP Note”) for $332,000 with Crestmark Bank, pursuant to the U.S. Small Business Administration Paycheck Protection Program under Title I of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act passed by Congress and signed into law on March 27, 2020. The PPP Note was unsecured, with an interest rate of 1.00% per annum, with principal and interest payments deferred for the first six months, and would mature in two years. On June 15, 2021, the Company applied for forgiveness of the PPP loan in the amount of $332,000 under PPP guidelines. Our forgiveness application was reviewed by the SBA and on August 3, 2021, the Small Business Administration remitted payment to Crestmark Bank for the balance of the PPP Loan principal and all interest due on the PPP Loan.

The balance on the PPP Loan was $0 at September 30, 2021 and $332,000 at December 31, 2020.

NOVEMBER 2020 TERM LOAN

On November 4, 2020, the Company entered into a loan agreement with an individual shareholder in the amount of $50,000. There were no expenses related to the term loan and the interest rate is 7% (Prime + 3.75%). The first interest only payment was paid on February 4, 2021 and the final interest payment and 50,000 principal was due on May 4, 2021. On May 4, 2021, the Company extended this loan for another 6 months, or until November 4, 2021. The interest rate and all other terms of the note remained unchanged under the Extension. All interest payments due to the shareholder have been paid as required with the next interest payment being due on November 4, 2021 along with the principal of $50,000; however, on November 4, 2021, the November 2020 Term Loan was extended for another 12 months, or until November 4, 2022 under the same terms and conditions. See Note I – Subsequent Events.

The company recognized $2,000 of interest expense related to the term loan in the nine months ended September 30, 2021 and $0 in interest expense in the nine months ended September 30, 2020 (as the loan was not in place until November 4, 2020). The Company had less than $1,000 in accrued interest expense related to this loan as of September 30, 2021.

The company recognized and accrued $1,000 of interest expense related to the term loan in the three months ended September 30, 2021 and $0 in interest expense in the three months ended September 30, 2020 (as the loan was not in place until November 4, 2020). The balance on the November 2020 Term Loan was $50,000 at September 30, 2021 and at December 31, 2020.

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

The Company did not incur any interest expense in the nine months ended September 30, 2021 as the Equipment Loan was satisfied in full in the quarter ended September 30, 2020 and minimal interest expense in the nine months ended September 30, 2020.

The Company did not incur any interest expense in the three months ended September 30, 2021 as the Equipment Loan was satisfied in full in the quarter ended September 30, 2020 and minimal interest expense in the three months ended September 30, 2020. The balance on the Equipment Loan was $0 at both September 30, 2021 and at December 31, 2020.

NOVEMBER 2020 LOAN WITH CHAIM DAVIS

On November 6, 2020, the Company entered into a loan agreement with our (now former) Chairman of the Board Chaim Davis, under which Davis provided the Company the sum of $25,000 (the “November 2020 Loan”). There were no expenses or interest related to the November 2020 loan. The Company incurred $0 in interest expense in the three and nine months ended September 30, 2021 and $0 in the three and nine months ended September 30, 2020 (as the facility was not in place until November 2020). The balance on the November 2020 Term Loan was $0 at September 30, 2021 (as the facility was paid in full on February 24, 2021 with proceeds from the Lincoln Park equity line) and $25,000at December 31, 2020.

NOTE F – Employee Retention Credit

The employee retention credit (“ERC”), as originally enacted on March 27, 2020 by the CARES Act, is a refundable tax credit against certain employment taxes equal to 50% of the qualified wages an eligible employer pays to employees after March 12, 2020, and before January 1, 2021. The Taxpayer Certainty and Disaster Tax Relief Act (the “Relief Act”), enacted on December 27, 2020, amended, and extended the ERC. On March 1, 2021, the IRS released Notice 2021-20 to provide guidance on the original ERC, as modified by the Relief Act. The Relief Act extended and enhanced the ERC for qualified wages paid after December 31, 2020 through June 30, 2021. Under the Relief Act, eligible employers may claim a refundable tax credit against certain employment taxes equal to 70% of the qualified wages an eligible employer pays to employees after December 31, 2020 through June 30, 2021. Under the American Rescue Plan Act and previously under the Consolidated Appropriations Act, 2021, the ERC was extended and expanded allowing claims through December 31, 2021 by eligible employers who retained employees during the Covid-19 pandemic. However, on November 5, 2021, the House of Representatives passed the Infrastructure Investment and Jobs Act (“Infrastructure Bill”) under which the ERC would terminate as of September 20, 2021 instead of December 31, 2021 and, President Biden signed the bill on November 15, 2021.

The maximum qualified wages for each employee under the current ERC is $10,000 per quarter. Also, because we have 100 or fewer full-time employees, health plan expenses borne by the Company can also be includes as qualified wages in addition to salary. To qualify for the ERC in 2021, an employer must have experienced at least a 20% reduction in gross receipts when compared to the same quarter in either 2020 or 2019. During the first quarter of 2021, the second quarter of 2021 and the third quarter of 2021, the Company qualified for the ERC when comparing its 2021 quarters with both 2020 and 2019 quarters. In August 2021, the Company’s payroll service provider processed and mailed a Form 941-X to claim a refund in the amount of $202,000 on qualified wages paid in the first quarter of 2021. Due to a change in the Form 941-X, the Company’s payroll service provider did not process and mail its Form 941-X to claim a refund in the amount of $198,000 on qualified wages paid in the second quarter of 2021 until October 28, 2021. In the middle of the third quarter of 2021, the Company began taking the ERC in our current payroll; which reduced payroll by approximately $44,000 in the third quarter of 2021. Given this, the Company did not have to amend its Form 941 for the third quarter of 2021; however the Form 941 claiming a refund in the amount of $137,000 was filed electronically with the IRS on November 1, 2021 by the Company’s payroll service provider. Upon passing of the Infrastructure Bill, the Company ceased taking the ERC in its current payroll.

The Company’s expected refunds; totaling 537,000, are included on the Condensed Balance Sheets under current assets, as well as on the Company’s Condensed Statements of Operations under other income.

Laws and regulations concerning government programs, including the Employee Retention Credit are complex and subject to varying interpretations. Claims made under the CARES Act may also be subject to retroactive audit and review. There can be no assurance that regulatory authorities will not challenge the Company’s claim to the ERC, and it is not possible to determine the impact (if any) this would have upon the Company. Although the Company has recorded $537,000 under other long term liabilities on our Condensed Balance Sheets, even if the Company’s refund claim was challenged and ultimately denied, the Company would not actually have to remit $537,000 to the IRS as that amount has already been remitted to the IRS.

Note G - Stock Options and Warrants

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

During the three months ended September 30, 2021 and the three months ended September 30, 2020, the Company issued 0 options to purchase shares of common stock.

Stock option activity for the nine months ended September 30, 2021 and the nine months ended September 30, 2020 is summarized as follows (the figures contained within the tables below have been rounded to the nearest thousand):

	Nine months ended September 30, 2021			Nine months ended September 30, 2020
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of September 30, 2021	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of September 30, 2020
Options outstanding at beginning of year	1,987,000	$0.13		2,252,000	$0.13
Granted	0	NA		0	NA
Exercised	0	NA		0	NA
Cancelled/expired	(50,000)	$0.13		(110,000)	$0.10
Options outstanding at end of period	1,937,000	$0.13	$0	2,142,000	$0.13	$398,000
Options exercisable at end of period	1,937,000	$0.13		2,142,000	$0.13

The Company uses the Black-Scholes option-pricing model on the date of option grants to determine share based payment expense. There were no options issued in the nine months ended September 30, 2021 or the nine months ended September 30, 2020. The Company recognized $0 in share based payment expense in the nine months ended September 30, 2021 and $2,000 in share based payment expense in the nine months ended September 30, 2020 (related to options issued in 2019). The Company recognized $0 in share based payment expense in the three months ended September 30, 2021 and $1,000 in share based payment expense in the three months ended September 30, 2020 (related to options issued in 2019). At September 30, 2021, there was $0 of total unrecognized share based payment expense related to stock options.

Warrants

Warrant activity for the nine months ended September 30, 2021 and the nine months ended September 30, 2020 is summarized as follows:

	Nine months ended September 30, 2021			Nine months ended September 30, 2020
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of September 30, 2021	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of September 30, 2020
Warrants outstanding at beginning of year	0	NA		2,000,000	$0.18
Granted	0	NA		0	NA
Exercised	0	NA		0	NA
Cancelled/expired	0	NA		(2,000,000)	NA
Warrants outstanding at end of year	0	NA	None	0	NA	None
Warrants exercisable at end of year	0	NA		0	NA

In the nine months ended September 30, 2021 and September 30, 2020, the Company recognized $0 in debt issuance and deferred finance costs related to the issuance of warrants. In the three months ended September 30, 2021 and September 30, 2020, the Company recognized $0 in debt issuance and deferred finance costs related to the issuance of warrants. Previously issued warrants expired in January 2020 and as of September 30, 2021 there was $0 of total unrecognized expense.

NOTE H – Changes in Stockholders’ Deficit

The following table summarizes the changes in stockholders’ deficit for the nine month periods ended September 30, 2021 and September 30, 2020:

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance – January 1, 2021	37,703,476	$377,000	$21,717,000	$(23,350,000)	$(1,256,000)
Shares issued to Lincoln Park for the balance of Initial Purchase under the 2020 Lincoln Park Equity Line	500,000	5,000	120,000		125,000
Shares issued to Lincoln Park for purchases under the 2020 Lincoln Park Equity Line	5,800,000	58,000	449,000		507,000
Shares issued for Cherokee interest in lieu of cash	895,000	9,000	27,000		36,000
Net loss				(138,000)	(138,000)
Balance – September 30, 2021	44,898,476	$449,000	$22,313,000	$(23,488,000)	$(726,000)

Balance – January 1, 2020	32,680,984	$327,000	$21,437,000	(22,554,000)	$(790,000)
Shares issued in connection with private placement	2,842,856	28,000	171,000		199,000
Shares issued to Cherokee in connection with loan	300,000	3,000	18,000		21,000
Share based payment expense			2,000		2,000
Shares issued for board meeting attendance in lieu of cash	129,636	1,000	30,000		31,000
Net loss				(563,000)	(563,000)
Balance – September 30, 2020	35,953,476	$359,000	$21,658,000	$(23,117,000)	$(1,100,000)

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

On December 9, 2020, the Company sold 500,000 shares of common stock to Lincoln Park in an initial purchase under the Purchase Agreement for a purchase price of $125,000. As consideration for Lincoln Park’s irrevocable commitment to purchase common shares upon the terms of and subject to satisfaction of the conditions set forth in the Purchase Agreement, on December 9, 2020, the Company also issued 1,250,000 shares of common stock to Lincoln Park as commitment shares. The commitment shares were valued at $138,000 and recorded as an addition to equity for the issuance of common stock and treated as a reduction to equity as a cost of capital to be raised under the Lincoln Park facility. While this commitment fee relates to the entire offering and the purchases of common shares that will occur over time, the Company recorded the entire commitment fee as issuance costs in additional paid-in capital at the time the commitment fee was paid because the offering had been consummated, but, at the time the shares of common stock were issued for the commitment fee, there was no guaranteed future economic benefit from the payment of the fee.

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

Actual sales of common stock to Lincoln Park under the Purchase Agreement depends on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the Company’s common stock and determinations by the Company as to the appropriate sources of funding for the Company and its operations. The net proceeds to the Company from sales of common stock to Lincoln Park under the Purchase Agreement depend on the frequency and prices at which the Company sells common stock to Lincoln Park under the Purchase Agreement. Proceeds the Company receives from sales of common stock to Lincoln Park under the Purchase Agreement are being used at the sole discretion of Company management and are being used for general corporate purposes, capital expenditures and working capital.

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

In the nine months ended September 30, 2021, the Company sold 500,000 shares of common stock that represented the balance of the Initial Purchase and 5,800,000 shares of common stock to Lincoln Park as Regular Purchases. The Company received proceeds of $632,000 from these purchases. There were no purchases in the nine months ended September 30, 2020 as the Lincoln Park Agreements were not executed until December 2020.

PRIVATE PLACEMENT – FEBRUARY 2020

On February 20, 2020, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Chaim Davis (then our Chairman of our Board of Directors) and certain other accredited investors (the “Investors”), pursuant to which we agreed to issue and sell to the Investors in a private placement (the “Private Placement”), 2,842,857 Units (the “Units”).

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

We will not register the Units issued under the Private Placement; rather the Units issued are subject to the holding period requirements and other conditions of Rule 144.

The Purchase Agreement contains customary representations, warranties and covenants made solely for the benefit of the parties to the Purchase Agreement. Although our then Chairman of the Board was an investor in the Private Placement, the pricing of the Units was determined by the non-affiliate investors.

NOTE I – SUBSEQUENT EVENTS

PRIVATE PLACEMENT – OCTOBER 2021

On October 18, 2021, the Company entered into a Securities Purchase Agreement (the “SPA”) with a non-affiliated, accredited investor (the “Investor”), pursuant to which the Company has agreed to issue and sell to the Investor in a private placement (the “Private Placement”), 2,500,000 shares of the Company’s common stock, par value $0.01 per share (“Common Share”), at a price per Common Share of $0.04 (the “Purchase Price”) for gross proceeds of $100,000.

The Company received net proceeds of $100,000 from the Private Placement as there were no expenses related to the Private Placement. The Company did not utilize a placement agent for the Private Placement. The Company will use the proceeds for working capital and general corporate purposes.

The Company does not intend to register the Common Shares issued under the Private Placement; rather the Common Shares issued will be subject to the holding period requirements and other conditions of Rule 144.

The Purchase Agreement contains customary representations, warranties and covenants made solely for the benefit of the parties to the Purchase Agreement. A Current Report on Form 8-K was filed on October 25, 2021 and the full text of the SPA was included as Exhibit 4.28 to the Form 8-K.

NOVEMBER 2020 TERM LOAN - EXTENSION

On November 4, 2021, we entered into a twelve-month Extension Agreement (the “Extension”) with the shareholder. Under the Extension, the principal in the amount of $50,000 is now due on November 4, 2022. The interest rate and all other terms of the note remain unchanged under the Extension. The interest payment due to the shareholder on November 4, 2021 was paid as required with the next interest payment being due on February 4, 2022.

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

Overview/Plan of Operations

In the nine months ended September 30, 2021, sales of drug tests were still being negatively impacted by the price competitiveness in our core markets (government, employment and clinical) and by the Covid-19 pandemic. Sales related to Covid-19 testing also declined dramatically in the nine months ended September 30, 2021 compared to sales in the nine months ended September 30, 2021 (when we were nearing the height of the pandemic and prior to vaccine availability).

In addition to the marketing of our drug tests, in the nine months ended September 30, 2021 we continued to market various Covid-19 rapid tests. Currently we are offering a Covid-19 IgG/IgM Rapid Test Cassette to detect Covid-19 antibodies in whole blood, serum or plasma (via a distribution agreement with Healgen Scientific, LLC), and we continued to market (via distribution) the Co-Diagnostics Logix Smart Covid-19 test. Neither of these products has contributed to sales in the nine months ended September 30, 2021. In the case of the Healgen antibody test, the need for antibody tests since widespread vaccine availability has declined drastically. In the case of the Co-Diagnostics test, the lack of machine availability (to sell along with reagents) and the large number of larger competitors already with footholds in the market are the primary reasons for lack of sales.

In December 2020, we announced that we were distributing a Rapid Covid-19 Antigen Test Cassette. In the middle of the first quarter of 2021, we were informed by the manufacturer (Healgen) that we could no longer offer the Covid-19 antigen test for sale in the United States. We were able to secure another distribution relationship for another rapid antigen test in May 2021. This new Covid-19 Antigen Rapid Test is EUA issued and CLIA waived. In addition to the rapid antigen test, we are distributing a new Covid-19 Antibody Rapid Test (from the same company) that is EUA issued and CLIA waived and which can also be performed with finger stick blood at the Point of Care (i.e. patient care settings).

In late April 2021, we started to offer, via distribution, a Covid-19-Influenza A/B combination test that is EUA issued and CLIA waived. Due to seasonality (i.e. not being in the “cold and flu season”), we have not yet achieved sales of this product; however, at the time of this report, we are re-approaching the market with this combination test.

We are also looking into additional rapid Covid-19 tests to distribute; primarily “at home” rapid tests. Up to this point, we have not been able to secure distribution rights to any of the EUA issued at-home Covid-19 tests due to the limited number of tests and the lack of supply versus demand but, we have identified a rapid at-home test that we believe we can secure distribution rights to.

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

In the year ended December 31, 2019, we expanded our contract manufacturing operations with two (2) new customers. Unfortunately, the Covid-19 pandemic halted sales to these new customers in the year ended December 31, 2020. We have an open purchase orders (from 2020) with one of these customers but, we have been shipping against this purchase order throughout the nine months ended September 30, 2021.The other customer purchased the product under their purchase order from 2020 and they also placed an additional order in April 2021. This order was expected to start shipping in the third quarter of 2021 but, it didn’t start shipping until October 2021.

Due to the Covid-19 pandemic, we are still not marketing our oral fluid drug tests (OralStat®) in the employment and insurance markets in the United States (under a limited exemption set forth by the FDA). We remain hopeful that we can effectively market our OralStat in the United States markets given its superior sensitivity and accuracy. Initially we may re-introduce the product in markets outside the United States via distribution relationships.

We are focusing our efforts on further penetration of our markets with both current and new products (drug testing, Covid-19 and other diagnostic tests). We are also looking for avenues to capitalize on our US manufacturing operations. In early 2021 we started exploring the retention of a marketing firm that would provide services related to public relations/social media to effectively communicate our manufacturing capabilities. There was an unforeseen delay on the part of the firm and presently discussions are halted.

Operating expenses declined $54,000 in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Declines in research and development and selling and marketing (as of result of lower commissions being paid due to much lower levels of Covid-19 test sales) were partially offset by increased general and administrative costs (most of which is $149,000 in expense is related to the refinancing of the Cherokee facilities in February 2021. The expense consisted of penalties in the amount of $120,000, a fee paid to Cantone Research, Inc. in the amount of $28,000 and $1,000 in Cherokee legal fees). We continuously make efforts to control operational expenses to ensure they are in line with sales. We have continued to consolidate job responsibilities in certain areas of the Company as a result of employee retirement and other departures resulting in personnel reductions.

From August 2013 until June 2020, we maintained a 10% salary deferral program for our sole executive officer, our Chief Executive Officer/Principal Financial Officer Melissa Waterhouse. The salary deferral program was initiated by Ms. Waterhouse voluntarily. Another member of senior management participated in the program voluntarily until his retirement in November 2019,. After the member of senior management retired, we agreed to make payments on the deferred compensation owed to this individual. In the nine months ended September 30, 2021 and in the nine months ended September 30, 2020, we made payments to this former member of senior management totaling $22,000 and $45,000, respectively. The deferred compensation owed to this individual was paid in full in May 2021. Once the deferred compensation was paid in full to this individual in late May 2021, we began to make payments at the same rate to Ms. Waterhouse given the length of time the amount has been owed (7 years) and that the last payment (prior to May 2021) made to Ms. Waterhouse was in August 2017. In the nine months ended September 30, 2021, we made payments totaling $20,000 to Ms. Waterhouse. As of September 30, 2021, we had deferred compensation owed to Ms. Waterhouse in the amount of $86,000.

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

Results of operations for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020

NET SALES: Net sales for the nine months ended September 30, 2021 decreased 49.3% when compared to net sales in the nine months ended September 30, 2020. The primary reason for this decline is lower distribution sales of rapid Covid-19 tests in the amount of $1,304,000. In the nine months ended September 30, 2020, we sold $1,382,000 in rapid Covid-19 tests, while in the nine months ended September 30, 2021, we sold $78,000 in rapid Covid-19 tests. We remain hopeful that the new rapid Covid-19 tests we are offering and securing the ability to distribute an at-home rapid antigen test will enable sales of rapid Covid-19 tests to increase.

Drugs of abuse manufacturing sales also decreased by $298,000 in the nine months ended September 30, 2021 when compared to the nine months ended September 30, 2020. Sales of drug tests continue to be negatively impacted by the Covid-19 pandemic along with the price competitive nature of our markets. Our markets do appear to be returning to some sense of normalcy; however, they are still requiring a lower amount of tests due to reduced workforce, telecommuting and reduced budgets (especially in the government market as financial resources are still being used for Covid-19 testing and vaccinations). Also contributing to the decline in drugs of abuse manufacturing sales is the loss of a government account in the middle of 2020 (due to pricing) and sales declines in the international market due to two orders received in 2020 that were not received in 2021. The clinical market continues to show signs of improvement with sales staying relatively flat.

In the nine months ended September 30, 2021, we continued to experience supply chain issues; particularly with plastics and other materials that are used to manufacture our dug tests that are also used in the manufacture of lateral flow Covid-19 tests. The lead times for these materials are increasing significantly and in most cases without notice. This has caused the Company to have an increased level of backorders at times. As of September 30, 2021, we had open sales orders for drug tests that we manufacture in the amount of $336,000.

Contract manufacturing sales increased by $41,000 in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. This is primarily a result of sales from two customers whose orders halted in 2020 due to the pandemic. We are expecting to ship more orders to these customers in the fourth quarter 2021 as we fill open PO’s for these customers totaling $83,000. Sales of RSV (Respiratory Syncytial Virus) diagnostic tests declined in the nine months ended September 30, 2021 when compared to the nine months ended September 30, 2021 due to timing of orders. Orders received for RSV did increase in the nine months ended September 30, 2021 however; these orders (totaling $89,000) are not shipping until the fourth quarter of 2021.

From a sales perspective, we continue to focus our efforts on further penetration of our markets with both current and new products (drug testing, Covid-19 and other diagnostic tests). We are also looking for avenues to capitalize on our US manufacturing operations.

GROSS PROFIT: Gross profit decreased to 24.9% of sales in the nine months ended September 30, 2021 compared to 29.9% of net sales in the nine months ended September 30, 2020 due to greater manufacturing inefficiencies and increased material costs. In the latter part of the three months ended March 31, 2021, we began to utilize our New Jersey facility to supplement assembly in New York to mitigate the inefficiencies. Personnel levels in our New York facility have declined recently and we have been unsuccessful with hiring new personnel due to a labor shortage in our area. Supplementing NY production in this manner results in a wiser use of labor and overhead costs in our New Jersey facility and will help improve manufacturing inefficiencies. To offset increased material and labor costs, we implemented a price increase in late June 2021. However, this price increase was only in effect for the third quarter of 2021. Gross profit in the nine months ended September 30, 2020 was also positively impacted by higher profit margins on Covid-19 products we distributed (which almost entirely offset lower manufacturing margins in 2020). We will continue to closely examine our gross profit margins on our manufactured products and take actions to adjust our production schedules and use manufacturing resources as wisely as possible to try to mitigate future inefficiencies

OPERATING EXPENSES: Operating expenses decreased 3.8% in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Research & Development and Selling and Marketing expenses decreased while General and Administrative expenses increased. More specifically:

Research and development (“R&D”)

R&D expense decreased 18.2% when comparing the nine months ended September 30, 2021 with the nine months ended September 30, 2020. Decreased costs related to employee benefits, FDA compliance costs (associated with timing of facility registration fees) and supplies and materials (due to a study that was conducted in 2020 but, not required in 2021) were the reasons for the decline. All other expenses remained relatively consistent when comparing the two nine-month periods. In the nine months ended September 30, 2021, our R&D department primarily focused their efforts on the enhancement of our current products and required validations related to drug testing product components.

Selling and marketing

Selling and marketing expense in the nine months ended September 30, 2021 decreased 42.9% when compared to the nine months ended September 30, 2020. The primary reason for the decrease in selling and marketing expense is lower commissions paid for sales of rapid Covid-19 tests. Also contributing to the decline in expense were reductions in sales salary expense and benefits (due to the termination of personnel) and car allowance expense (due to the same terminations). Partially offsetting the declines was increased promotional expense (i.e. the semi-annual fee to OTC Markets paid in the second quarter of 2021).

In the nine months ended September 30, 2021, we continued selling and marketing efforts related to our drug tests and we continued to take actions to secure new contract manufacturing customers. In addition, we promoted lower cost alternatives for onsite drug testing and point of care products for infectious disease (through relationships with third parties). We also marketed and sold rapid Covid-19 tests via distribution relationships. These offerings did not result in increased selling and marketing expenses, apart from increased commission costs in the nine months ended September 30, 2020. Although we decreased the size of our sales force in the year ended December 31, 2020, those reductions were made for performance reasons. We are still seeking new personnel to increase the size of our sales team to further penetrate our markets. We will continue to take all steps necessary to ensure selling and marketing expenditures are in line with sales.

General and administrative (“G&A”)

G&A expense increased 14.2% in the nine months ended September 30, 2021 when compared to G&A expense in the nine months ended September 30, 2020. The majority of the increase is due to bank service fees (most of which is $149,000 in expense related to the refinancing of the Cherokee facilities in February 2021. The expense consisted of penalties in the amount of $120,000, a fee paid to Cantone Research, Inc. in the amount of $28,000 and $1,000 in Cherokee legal fees). Also increasing were annual meeting expense (due to the fact that our 2020 annual meeting was not held until December 2020 so expenses were delayed in 2020), patents and licenses (due to timing of payments of patent maintenance fees) and utility costs. These increases were offset by decreased director’s fees and expenses (due to a smaller number of board members), and legal fees (due to completion of Lincoln Park financing in Jan 2021 and less securities counsel work).

There was $0 in share based payment expense in the nine months ended September 30, 2021 as all previously issued options have been completely amortized. There was $2,000 of share based payment expense in the nine months ended September 30, 2020.

Other Income and Expense: Other income of $821,000 in the nine months ended September 30, 2021 consisted of income related to the forgiveness of our PPP loan in the amount of $335,000, other income of $50,000 related to certain non-refundable prepayments (customer deposits) that were forfeited when the customer did not remit the remaining amounts due on the order, $581,000 in income from the Employee Retention Credit recognized in the nine months ended September 30, 2021 (which is $44,000 in credits taken in Q3 2021 and $537,000 in refunds filed for credits in the first three quarters of 2021). This income was offset by interest expense associated with our credit facilities (our line of credit, our two loans with Cherokee Financial, LLC and a shareholder loan).

Other expense of $133,000 in the nine months ended September 30, 2020 consisted of interest expense associated with our credit facilities (our line of credit, equipment loan with Crestmark Bank and our two loans with Cherokee Financial, LLC).

Results of operations for the three months ended September 30, 2021 compared to the three months ended September 30, 2020

NET SALES: Net sales for the three months ended September 30, 2021 decreased 30.5% when compared to net sales in the three months ended September 30, 2020. The primary reason for this decline is lower distribution sales of rapid Covid-19 tests in the amount of $237,000. In the three months ended September 30, 2020, we sold $277,000 in rapid Covid-19 tests, while in the nine months ended September 30, 2021, we sold $40,000 in rapid Covid-19 tests. We remain hopeful that the new rapid Covid-19 tests we are offering and securing the ability to distribute an at-home rapid antigen test will enable sales of rapid Covid-19 tests to increase. Sales of the lower cost alternative drug test we offer also declined $28,000 due to the loss of a customer and lower sales from other current customers.

Drugs of abuse manufacturing sales also decreased by $22,000 in the three months ended September 30, 2021 when compared to the three months ended September 30, 2020. Sales of drug tests continue to be negatively impacted by the Covid-19 pandemic along with the price competitive nature of our markets. Our markets do appear to be returning to some sense of normalcy; however, they are still requiring a lower amount of tests due to reduced workforce, telecommuting and reduced budgets (especially in the government market as financial resources are still being used for Covid-19 testing and vaccinations). Also contributing to the decline in drugs of abuse manufacturing sales is the loss of a government account in the middle of 2020 (due to pricing) and sales declines in the international market due to two orders received in 2020 that were not received in 2021. The clinical market continues to show signs of improvement with sales staying relatively flat.

In the three months ended September 30, 2021, we continued to experience supply chain issues; particularly with plastics and other materials that are used to manufacture our drug tests that are also used in the manufacture of lateral flow Covid-19 tests. The lead times for these materials are increasing significantly and in most cases without notice. This has caused the Company to have an increased level of backorders at times. As of September 30, 2021, we had open sales orders for drug tests that we manufacture in the amount of $336,000.

Contract manufacturing sales increased by $20,000 in the three months ended September 30, 2021 compared to the three months ended September 30, 2020. This is primarily a result of sales from two customers whose orders halted in 2020 due to the pandemic. We are expecting to ship more orders to these customers in the fourth quarter 2021 as we fill open PO’s for these customers totaling $83,000. Sales of RSV (Respiratory Syncytial Virus) diagnostic tests declined in the three months ended September 30, 2021 when compared to the three months ended September 30, 2021 due to timing of orders. Orders received for RSV did increase in the three months ended September 30, 2021 however; these orders (totaling $89,000) are not shipping until the fourth quarter of 2021.

We continue to focus our efforts on further penetration of our markets with both current and new products (drug testing, Covid-19 and other diagnostic tests). We are also looking for avenues to capitalize on our US manufacturing operations.

GROSS PROFIT: Gross profit increased to 30.1% of net sales in the three months ended September 30, 2021 compared to 26.6% of net sales in the three months ended September 30, 2020. In late June 2021, we implemented a price increase in response to the increased costs related to labor and materials. To date, our customers appear to accept and understand the increase given our position as a 100% made in the United States manufacturer who is experiencing increased labor, material and site costs. In three months ended September 30, 2021, we continued to utilize our New Jersey facility to supplement assembly production in New York. Personnel levels in our New York facility have declined and we have been unsuccessful with hiring new personnel due to a labor shortage in our area. Supplementing NY production in this manner results in a wiser use of labor and overhead costs in our New Jersey facility and improves manufacturing inefficiencies.

We will continue to closely examine our gross profit margins on our manufactured products and take actions to adjust our production schedules and use manufacturing resources as wisely as possible to try to mitigate future inefficiencies.

OPERATING EXPENSES: Operating expenses decreased 4.4% in the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Expenses decreases in all operating divisions. More specifically:

Research and development (“R&D”)

R&D expense decreased 12.5% when comparing the three months ended September 30, 2021 with the three months ended September 30, 2020. Decreased costs related to employee benefits and FDA compliance (associated with timing of facility registration fees) were the reasons for the decline. All other expenses remained relatively consistent when comparing the two three-month periods. In the three months ended September 30, 2021, our R&D department primarily focused their efforts on the enhancement of our current products and required validations related to drug testing product components.

Selling and marketing

Selling and marketing expense in the three months ended September 30, 2021 decreased 11.2% when compared to the three months ended September 30, 2020. The primary reasons for the decrease in selling and marketing expense are reductions in sales salary expense (due to the termination of personnel) and car allowance expense (due to the same terminations) and lower commissions paid for sales of rapid Covid-19 tests. These reductions were partially offset by higher freight related costs.

In the three months ended September 30, 2021, we continued selling and marketing efforts related to our drug tests and we continued to take actions to secure new contract manufacturing customers. In addition, we promoted lower cost alternatives for onsite drug testing and point of care products for infectious disease (through relationships with third parties). We also marketed and sold rapid Covid-19 tests via distribution relationships. These offerings did not result in increased selling and marketing expenses, apart from increased commission costs in the three months ended September 30, 2020. Although we decreased the size of our sales force in the year ended December 31, 2020, those reductions were made for performance reasons. We are still seeking new personnel to increase the size of our sales team to further penetrate our markets. We will continue to take all steps necessary to ensure selling and marketing expenditures are in line with sales.

General and administrative (“G&A”)

G&A expense decreased 1.7% in the three months ended September 30, 2021 when compared to G&A expense in the three months ended September 30, 2020. Administrative salaries decreased (due to the departure of an employee in finance), legal fees decreased (due to completion of Lincoln Park financing in Jan 2021 and less securities counsel work), and quality assurance expenses decreased (due to the retirement of an employee and consolidation of duties). These decreases were partially offset by increased patent and licensing fees (due to timing of payments of patent maintenance fees) and increased utility expense.

Other income and expense:

Other income of $867,000 in the three months ended September 30, 2021 consisted of income related to the forgiveness of our PPP loan in the amount of $335,000 and $581,000 in income from the Employee Retention Credit recognized in the three months ended September 30, 2021 (which is $44,000 in credits taken in Q3 2021 and $537,000 in refunds filed for credits in the first three quarters of 2021). This income was offset by interest expense associated with our credit facilities (our line of credit, our two loans with Cherokee Financial, LLC and a shareholder loan).

Other expense of $42,000 in the three months ended September 30, 2020 consisted of interest expense associated with our credit facilities (our line of credit, equipment loan with Crestmark Bank and our two loans with Cherokee Financial, LLC).

Liquidity and Capital Resources as of September 30, 2021

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

Lincoln Park Equity Line

On December 9, 2020, we entered into a Purchase Agreement and a Registration Rights Agreement with Lincoln Park under which Lincoln Park agreed to purchase from the Company, from time to time, up to $10,250,000 of shares of our common stock, par value $0.01 per share, subject to certain limitations set forth in the Purchase Agreement, over a two year period. On December 29, 2020 we filed a Form S-1 Registration Statement (the “Registration Statement”). We amended the Registration Statement on January 7, 2021 and the SEC declared the Registration Statement effective on January 11, 2021. In the nine months ended September 30, 2021, the Company sold 6,300,000 shares of common stock to Lincoln Park (including 500,000 shares required as an initial purchase under the Purchase Agreement) as Regular Purchases and received proceeds of $632,000.

Employee Retention Credit

As indicated in Note F to our Condensed Financial Statements, in August 2021, our payroll service provider processed and mailed a Form 941-X to claim an Employee Retention Credit (“ERC”) refund in the amount of $202,000 on qualified wages paid in the first quarter of 2021. Due to a change in the Form 941-X, our payroll service provider did not process and mail our Form 941-X to claim an ERC refund in the amount of $198,000 on qualified wages paid in the second quarter of 2021 until October 28, 2021. In the middle of the third quarter of 2021, we began taking the ERC in our current payroll; which reduced our payroll by approximately $44,000 in the third quarter of 2021. Given this, we did not have to amend our Form 941 for the third quarter of 2021; rather our Form 941 claiming a refund in the amount of $137,000 was filed electronically with the IRS on November 1, 2021 by our payroll service provider.

Securities Purchase Agreement – October 2021

On October 18, 2021, we entered into a Securities Purchase Agreement (the “SPA”) with a non-affiliated, accredited investor (the “Investor”), pursuant to which we sold to the Investor in a private placement (the “Private Placement”), 2,500,000 shares of our common stock, par value $0.01 per share (“Common Share”), at a price per Common Share of $0.04 (the “Purchase Price”) for gross (and net) proceeds of $100,000 as there were no costs associated with the Private Placement.

Our financial statements for the year ended December 31, 2020 were prepared assuming we will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. Our current cash balances, together with cash generated from future operations and amounts available under our credit facilities (including the Lincoln Park equity facility) may not be sufficient to fund operations through November 2022. At September 30, 2021, we have Stockholders’ Deficit of $726,000.

Our loan and security agreement and 2019 Term Note with Cherokee for $900,000 and $220,000, respectively, expired on February 15, 2021; however, on February 24, 2021, we completed a transaction with Cherokee related to (second) one-year Extension Agreements dated February 14, 2021 under which Cherokee extended the due date of the Cherokee LSA ($900,000) and the 2019 Term Loan with Cherokee ($220,000) again; the facilities were previously extended in February 2020). Under the terms of the (second) extensions, the $900,000 (secured) Cherokee LSA was increased to $1,000,000 to include a $100,000 penalty that was due as a result of the Company being unable to pay back the principal on in February 2021; a term that was included in the February 2020 extension. The annual interest rate on the (further) extended Cherokee LSA was increased to a fixed rate of 10% (the prior fixed rate was 8%) plus a 1% annual oversight fee (that remained unchanged). In addition, the 2019 Cherokee Term Loan was increased to $240,000 to include a $20,000 penalty that was due as a result of the Company being unable to pay back the principal balance to Cherokee in February 2021; a term that was included in the February 2020 extension. Our total debt at September 30, 2021 with Cherokee Financial, LLC was $1,240,000. We do not expect cash from operations within the next 12 months to be sufficient to pay the amounts due under these credit facilities, which is due in full on February 15, 2022. We may be able to utilize the Lincoln Park equity facility to pay down a portion (or all) of the debt owed to Cherokee prior to the maturity date of February 15, 2022; however, as of the date of this report and given the current closing sales prices of our shares of common stock, that is not a certainty.

Throughout the nine months ended September 30, 2021, we had a line of credit with Crestmark Bank. The maximum availability on the line of credit is $1,000,000. However, because the amount available under the line of credit is based upon our accounts receivable, the amounts actually available under our line of credit (historically) have been significantly less than the maximum availability. When sales levels decline, we have reduced availability on our line of credit due to decreased accounts receivable balances. As of September 30, 2021, based on our availability calculation, there were no additional amounts available under the line of credit because we draw any balance available on a daily basis. Upon completion of the initial 5 year term, the Crestmark line of credit automatically renews for additional one (1) year terms unless notice of termination from the Company is received by Crestmark not less than sixty (60) days prior to the end of the renewal term. We did not provide Crestmark with a notice of non-renewal and therefore, the Crestmark line of credit automatically renewed on June 22, 2021 for another one year term, or until June 22, 2022.

On June 15, 2021, we applied for forgiveness of the PPP loan in the amount of $332,000 under PPP guidelines. Our forgiveness application was reviewed by the SBA and on August 3, 2021, the Small Business Administration remitted payment to Crestmark Bank for the balance of the PPP Loan principal and all interest due on the PPP Loan; making the balance due on the PPP loan $0 at September 30, 2021.

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

As of September 30, 2021, we had the following debt/credit facilities:

Facility	Debtor	Balance as of September 30, 2021	Due Date
Loan and Security Agreement	Cherokee Financial, LLC	$1,000,000	February 15, 2022
Revolving Line of Credit	Crestmark Bank	446,000	June 22, 2022
Term Loan	Cherokee Financial, LLC	240,000	February 15, 2022
Term Loan	Individual	50,000	November 4, 2022
Total Debt		$1,736,000

Working Capital Deficit

At September 30, 2021, we were operating at a working capital deficit of $1,379,000. This compares to a working capital deficit of $1,825,000 at September 30, 2020 and a working capital deficit of $841,000 at December 31, 2020. The decrease in working capital deficit between September 30, 2021 and September 30, 2020 resulted from the ERC refund we have filed for with the IRS. The increase in working capital deficit between September 30, 2021 and December 31, 2020 is due to the fact that at December 31, 2020 our debt with Cherokee was classified as long-term debt while it is classified as short-term debt at September 30, 2021.

We have historically satisfied working capital requirements through cash from operations, bank debt and equity financings.

Dividends

We have never paid any dividends on our common shares and anticipate that all future earnings, if any, will be retained for use in our business, and therefore, we do not anticipate paying any cash dividends.

Cash Flow, Outlook/Risk

In the nine months ended September 30, 2021, we had a net loss of $138,000 and net cash used in operating activities of $833,000. Our cash position decreased from $61,000 at September 30, 2020 to $41,000 at September 30, 2021. The nine months ended September 30, 2020 included prepayments received from presales of Covid-19 tests, $199,000 from the February 2020 equity private placement and proceeds from our PPP loan in the amount of $332,000 which, did not recur in the nine months ended September 30, 2021. However, the nine months ended September 30, 2021 did include forgiveness of the PPP loan, proceeds from the Lincoln Park Equity Line in the amount of $632,000 and we reserved cash paid for interest by paying the interest in shares of restricted common stock which was offset by the $120,000 in penalties we incurred from Cherokee Financial, LLC because we could not pay back our loans in full on February 15, 2021.

While the Covid-19 pandemic is seemingly winding down, we continue to be impacted by it in the form of material delays, cost increases (in both manufacturing and other business costs) and labor shortages. We are unsure as to how long we will continue to be impacted negatively. The extent to which the pandemic may continue to impact our business, liquidity, results of operations and financial condition will depend on future developments, which are still uncertain and cannot be predicted. If we, our customers or suppliers experience (or in some cases continue to experience) business disruptions, our business, liquidity, results of operations and financial condition are likely to be materially adversely affected, and our ability to access the capital markets may be limited.

We have been able to utilize the Lincoln Park Equity Line; however, in the latter part of the nine months ended September 30, 2021, purchases were limited due to the downturn of our common stock. In the nine months ended September 3, 2021, we sold 6,300,000 shares of common stock to Lincoln Park as Regular Purchases and received proceeds of $632,000. These proceeds have been used for working capital.

We also completed a private placement of shares of our common stock in the amount of $100,000 on October 18, 2021 (See Note I – Subsequent Events). These proceeds are also being used for working capital.

We have filed with the IRS for refunds related to the ERC for the three quarters to date in 2021. The refunds total $537,000. Our amended Form 941-X for Q1 2021 was filed by mail in August 2021, our amended Form 941-X was filed by mail in October 2021 and our Form 941 was filed electronically on November 1, 2021.

Our ability to repay our current debt and other liabilities may also be affected by general economic, financial, competitive, regulatory, legal, business and other factors beyond our control, including those discussed herein. If we are unable to meet our credit facility obligations and we are unable to facilitate purchases under our Purchase Agreement with Lincoln Park, we will be required to raise money through new equity and/or debt financing(s) and, there is no assurance that we would be able to find new financing, or that any new financing would be at favorable terms.

We will continue to take steps to ensure that operating expenses and manufacturing costs remain in line with sales levels. We have consolidated job responsibilities in certain areas of the Company and this has enabled us to implement personnel reductions. Sales declines result in lower cash balances and lower availability on our line of credit at times. We are promoting new products and service offerings to diversify our revenue stream, including new Covid-19 tests.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We issued 625,000 shares of restricted common stock valued at $0.04 per share on August 18, 2021 to Cherokee Financial, LLC. The common stock was issued to pay the quarterly interest payment of $25,000 due August 15, 2021 on the Cherokee LSA; in lieu of cash. We also issued 270,000 shares of restricted common stock valued at $0.04 per shares on August 18, 2021 to Cherokee Financial, LLC to pay the quarterly interest payment of $11,000 due August 15, 2021 on the Cherokee 2019 Term Loan; in lieu of cash.

We do not intend to register the shares of common stock issued in lieu of cash; rather the shares of common stock issued are subject to the holding period requirements and other conditions of Rule 144.

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
101

The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheet, (ii) Condensed Statements of Income (iii) Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN BIO MEDICA CORPORATION
(Registrant)

Dated: November 18, 2021	By:	/s/ Melissa A. Waterhouse
Melissa A. Waterhouse
Chief Executive Officer (Principal Executive Officer)
Principal Financial Officer Principal Accounting Officer

