Form 10-K
period 2021-12-31
AMERICAN BIO MEDICA CORP
filed 2022-04-15
CIK 896747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ______ to ______

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

The aggregate market value of 47,451,640 voting Common Shares held by non-affiliates of the registrant was approximately $2,847,000 based on the last sale price of the registrant’s Common Shares, $.01 par value, as reported on the OTCQB Venture Market on June 30, 2021.

As of April 14, 2022 the registrant had 48,098,476 outstanding Common Shares, $.01 par value.

Documents Incorporated by Reference:

(1)	Portions of the Registrant’s Proxy Statement for the year ended December 31, 2021 in Part III of this Form 10-K
(2)	Other documents incorporated by reference on this report are listed under Part IV, Item 15(B); Exhibits

American Bio Medica Corporation

Index to Annual Report on Form 10-K

For the year ended December 31, 2021

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

Beginning in March 2020 and throughout the year ended December 31, 2021, we also continued to distribute, on a non-exclusive basis, various Covid-19 rapid tests.

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

Rapid TOX Cup® II The patented Rapid TOX Cup II is another drug testing cup that detects the presence or absence of 1 to 16 drugs in a urine specimen. The Rapid TOX Cup II also incorporates collection and testing of the urine sample in a single step. Each Rapid TOX Cup II contains multiple channels and each channel contains a single drug-testing strip that contains the chemistry to detect more than one drug. This product is available in two (2) formats; one of which has a smaller cup and testing strips to be more cost competitive.

Private Label Products We provide a private labeled version of Rapid TOX to an unaffiliated third party for sale globally. In the year ended December 31, 2021 (“Fiscal 2021”), sales of these products were not material.

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

Private Label Products We do provide a private labeled version of our OralStat product to an unaffiliated third party for sale outside of the United States. There were no sales of this product in Fiscal 2021.

Other Products. Throughout Fiscal 2021, we distributed a number of other products related to the detection of substances of abuse as well as products to detect certain infectious disease. We do not manufacture these products. With the exception of Covid-19 test sales in the year ended December 31, 2020 (“Fiscal 2020”) outlined below, sales of these products are not a material portion of our total net sales (i.e. they do not total more than 10% of our net sales in the fiscal year).

In Fiscal 2021, we continued to market various Covid-19 rapid tests via non-exclusive distribution relationships. Currently we are offering a Covid-19 IgG/IgM Rapid Test to detect Covid-19 antibodies in whole blood, serum or plasma (via a distribution agreement with Healgen Scientific, LLC), the Co-Diagnostics Logix Smart Covid-19 test, various Covid-19 rapid antigen tests, a Covid-19-Influenza A/B combination test, and in late Fiscal 2021, we started to offer an “at home” Covid-19 rapid antigen test. All of the Covid-19 tests we are offering are being marketed in full compliance with an Emergency Use Authorization (“EUA”) issued by the US Food and Drug Administration (“FDA”) and in compliance with each specific product’s EUA issued by FDA. In Fiscal 2021, we sold $54,000 in Covid-19 testing products; which was 2.4% of our net sales in Fiscal 2021. In the year ended December 31, 2020 (“Fiscal 2020”), we sold $1,572,000 in Covid-19 testing products; which was 37.9% of our net sales in Fiscal 2020.

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

Contract Manufacturing

We provide strip manufacturing and assembly and packaging services to non-affiliated diagnostic companies. In Fiscal 2021, we manufactured a test for the detection of RSV (Respiratory Syncytial Virus; the most common cause of lower respiratory tract infections in children worldwide), a test for Malaria (a disease transmitted to humans through bites from infected mosquitoes) and we manufactured a special custom panel of our Rapid TOX as a private label. Fiscal 2021 contract manufacturing sales were 9.44% of our net sales in Fiscal 2021.

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

Major Customers

One of our customers accounted for 57.5% of net sales in Fiscal 2021 and 35.2% of net sales in Fiscal, respectively.

Patents and Trademarks/Licenses

As of December 31, 2021, we have 26 patents issued related to our testing products affording protection in 15 different countries outside the United States and we hold 10 patents in the United States. As of December 31, 2021, we have 1 foreign patent application pending. We are incurring fees related to these patent applications that are being capitalized over the term of the patents.

As of December 31, 2021, we have 15 trademarks registered in the United States and 10 trademarks registered in countries/regions such as Canada, Mexico, and the United Kingdom.

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

In order to sell our products in Canada, we must comply with ISO 13485:2003, the International Standards Organization’s Directive for Quality Systems for Medical Devices (MDD or Medical Device Directive), and in order to sell our products in the European Union, we must obtain CE marking for our products (in the European Union, a “CE” mark is affixed to the product for easy identification of quality products). Collectively, these standards are similar to FDA regulations, and are a reasonable assurance to the customer that our products are manufactured in a consistent manner to help ensure that quality defect-free goods are produced. As of the date of this report, we have received approval and the right to bear the CE mark on our Rapid Drug Screen, Rapid ONE, Rapid TOX, RDS InCup, Rapid TOX Cup II, Rapid Reader and OralStat. We are currently certified to I.S. EN ISO 13485:2016 with an expiration date of July 31, 2022. In Fiscal 2020, we decided not to renew our product licenses in Canada due to significant increased costs of licensing compared to the negligible sales we had in Canada.

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

 Covid-19 Testing Products

 Covid-19 related testing products are (as of the date of this report), being marketed and sold in the United States under the March 2020 Emergency Use Authorization (“EUA”) policy set forth by the FDA. An EUA is a mechanism to facilitate the availability and use of medical countermeasures, including testing devices, during public health emergencies, such as the current COVID-19 pandemic. In order for a product to be marketed under the EUA policy, a number of requirements must be met. All of the Covid-19 tests we are offering are being marketed in full compliance with the EUA issued by the FDA and in compliance with each specific product’s EUA issued by FDA. In order to sell Covid-19 tests to locations within Europe, the products must be CE marked. All of the Covid-19 testing products referenced herein bear CE marking.

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

As of December 31, 2021, we had 37 employees, of which 32 were full-time and 5 were part-time. None of our employees are covered by collective bargaining agreements.

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

Risks Related to our Financial Condition

We have a history of incurring net losses. As of December 31, 2021, we have a stockholders’ deficit.

Since our inception and throughout most of our history, we have incurred net losses, including but not limited to, a net loss of $463,000 incurred in Fiscal 2021. As of December 31, 2021, we also reported negative stockholders’ equity of $944,000. We incur substantial expenditures for sales and marketing, general and administrative and research and development purposes. Our ability to achieve profitability in the future will primarily depend on our ability to increase sales of our products. Stockholders’ equity improvement will also be dependent on our ability to increase sales which will increase the value of our assets and decrease our liabilities. Future profitability is also dependent on our ability to reduce manufacturing costs and successfully introduce new products or new versions of our existing products into the marketplace. There can be no assurance that we will be able to increase our revenues at a rate that equals or exceeds expenditures. Our failure to increase sales while controlling sales and marketing, general and administrative, and research and development costs (relative to sales) would result in additional losses.

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

In addition to the Crestmark LOC, we have a loan and security agreement with Cherokee Financial, LLC. (“Cherokee”) which is secured by a first security interest in our real estate and machinery and equipment. We also have an unsecured term loan with Cherokee. We also have a number of smaller loans with individuals.

In addition to general economic, financial, competitive, regulatory, business and other factors beyond our control, our ability to make payments to our creditors will depend primarily upon our future operating performance; which has been negatively impacted by the loss of material contracts, the increased price competition in our core markets for drug testing and the continued negative impact of the Covid-19 pandemic on our drug testing markets.

A failure to repay any of our debt obligations could result in an event of default, which, if not cured or waived, could result in the Company being required to pay much higher costs associated with the indebtedness and/or enable our creditors to declare all amounts owed to them due and payable with immediate effect. In fact, in February 2021, with the extension of the loans until February 2022, Cherokee imposed penalties in the amount of $120,000 in response to our inability to pay back our facilities along with increasing the interest rate on our larger facility from 8% to 10%. In February 2022, we did not repay the Cherokee loans. As of the date of this report, we are currently in discussions with Cherokee related to this non-payment which include, but are not limited to, possible payoff of the loans (via a refinance) or further extension of the loans.

If we are forced to refinance our debt on less favorable terms, our results of operations and financial condition would be further adversely affected by increased costs and rates. We may also be forced to pursue one or more alternative strategies, such as restructuring, selling assets, reducing or delaying capital expenditures or seeking additional equity capital. There can be no assurances that any of these strategies could be implemented on satisfactory terms, if at all, or that future borrowings or equity financing would be available for the payment of any indebtedness we may have. In addition, in an event of default, our creditors could begin proceedings to collect the collateral securing the debt. This would have a material adverse effect on our ability to continue operations.

We may need additional funding for our existing and future operations.

Our financial statements for Fiscal 2021 were prepared assuming we will continue as a going concern. If sales continue to decline, our current cash balances and cash generated from future operations may not be sufficient to fund operations through April 2023. In addition, in February 2022, we were not able to repay certain loans when they were due and we are currently in discussions with the lender related to possible payoff (via a refinance) of the loans or to extend the due date of the loans. Future events, including the expenses and difficulties which may be encountered in maintaining a market for our products could make cash on hand and cash available under our line of credit facility insufficient to fund operations. If this happens, we may be required to sell equity or debt securities or obtain additional credit facilities. There can be no assurance that any of these financings will be available or that we will be able to complete such financing on satisfactory terms.

The Covid-19 pandemic has had a negative impact on our drug testing markets and our company operations; the degree to which the pandemic will continue to adversely affect our business, revenues, financial condition and results of operations is still uncertain.

In March 2020, the World Health Organization declared Covid-19 to be a pandemic (“the Pandemic”). To date, the Pandemic has severely impacted levels of economic activity around the world. In response to this Pandemic, governments and public health officials of many countries, states, cities and other geographic regions have taken preventative or protective actions to mitigate the spread and severity of Covid-19. The primary markets for our DOA products were all negatively impacted by the Pandemic in Fiscal 2021 and this negative impact continues in the early part of the year ending December 31, 2022. Declines in DOA sales were only nominally offset by our distribution sales of Covid-19 tests in Fiscal 2021 (unlike Fiscal 2020 when Covid-19 test sales significantly contributed to our revenues).

In Fiscal 2021, we experienced supply chain issues as a result of the Pandemic; particularly with plastics and other materials that are used to manufacture our dug tests that are also used in the manufacture of lateral flow Covid-19 tests. The lead times for materials increased significantly and in most cases without notice. This impairs our ability to deliver product to our customers within the time frame required and can result in loss of business.

We cannot presently predict the final scope and ultimate severity or duration of the Pandemic and any possible continued disruptions to our business, but the Pandemic and the resulting economic and commercial shutdowns to date have negatively impacted our ability to conduct business in accordance with our plans. Disruptions to our business include, but are not limited to, disruptions in our supply chain and reduced demand and/or suspension of operations by our customers. We cannot predict the degree to, or the time period over, which our business will continue to be negatively impacted by the Pandemic as the impact will depend on future developments which are evolving and highly uncertain. The extent to which distribution sales of Covid-19 tests may impact our business, operating results, financial condition, or liquidity in the future will depend on future developments which are also evolving and highly uncertain.

One of our customers accounted for more than 50% of our total net sales in Fiscal 2021.

One of our customers accounted for 57.5% and 35.2% of our net sales in Fiscal 2021 and Fiscal 2020, respectively. We currently have a contract in place with this long-standing customer that does not expire in the near future. However, there can be no assurance that this customer, or any of our current customers will continue to place orders, or that orders by existing customers will continue at current or historical levels.

Our ability to request purchases of shares of our common stock under our equity line of credit with Lincoln Park Capital Fund, LLC (“Lincoln Park”) is dependent on the market value of our securities; and management has broad discretion over the use of the net proceeds from sales of shares of common stock to Lincoln Park.

On December 9, 2020, we entered into a Purchase Agreement and a Registration Rights Agreement with Lincoln Park under which Lincoln Park agreed to purchase up to $10,250,000 of shares of our common stock subject to certain limitations set forth in the Purchase Agreement, over a two year period. In Fiscal 2021, we sold 500,000 shares of common stock that represented the balance of the Initial Purchase and 6,000,000 shares of common stock to Lincoln Park as Regular Purchases; raising $639,000 in Fiscal 2021. However, one of the limitations under the Lincoln Park equity line of credit is that we cannot request a purchase of shares of common stock if the closing sale price of our common shares does not exceed $0.05. Our last purchase under the Lincoln Park equity line of credit was on October 1, 2021 as our ability to request purchases has been limited by the value of our securities. There can be no assurance that we will be able to request any further purchases from Lincoln Park for this reason along with the fact that a new registration statement would need to be filed to register additional shares of common stock.

Management has broad discretion as to the use of the net proceeds from our sale of shares of common stock to Lincoln Park (see Risk Factor “The sale or issuance of our common stock to Lincoln Park may cause dilution and the sale of the shares of common stock acquired by Lincoln Park, or the perception that such sales may occur, could cause the price of our common stock to fall” for more detail on Lincoln Park). Accordingly, shareholders are relying on the judgment of management with regard to the use of those net proceeds, and shareholders will not have the opportunity to assess whether the proceeds are being used appropriately. The failure of management to use funds effectively could have a material adverse effect on our business, financial condition, operating results and cash flows.

Risks Related to our Operations

We depend on one individual to manage our business effectively.

We are dependent on the expertise and experience of one individual to manage all aspects of our business, the loss of whom could negatively impact our business and results of operations. Melissa A. Waterhouse serves as our sole executive officer. She serves as our Chief Executive Officer, President and Principal Financial Officer. We have an employment agreement in place with Ms. Waterhouse, but there can be no assurance that Ms. Waterhouse will continue her employment. The loss of Ms. Waterhouse could disrupt the business and have a negative impact on business results. We also have a limited number of individuals in senior management positions. There can be no assurance that they too will continue their employment. We do not currently maintain key man insurance on Ms. Waterhouse.

We rely on third parties for raw materials used in our drug test products and in our bulk test strip contract manufacturing processes as well as for supply of products we sell via distribution arrangements.

We currently have approximately 44 suppliers that provide us with the materials necessary to manufacture our drug-testing strips, our drug test kits and the products we supply third parties on a contract manufacturing basis as well as the products we sell to our customers via distribution arrangements. For most of our raw materials, we have multiple suppliers, but there are a few raw materials for which we only have one supplier. The loss of one or more of these suppliers, the non-performance of one or more of their materials or the lack of availability of raw materials could suspend our manufacturing process for one or more product lines. This interruption of the manufacturing process could impair our ability to fill customers’ orders as they are placed, putting us at a competitive disadvantage. The inability to secure supplies of products that we sell via distribution would also prohibit us from supplying our customers and put us at a competitive disadvantage.

We have a significant amount of raw material and “work in process” inventory on hand that may not be used in the year ending December 31, 2022 if the expected configuration of sales orders is not received at projected levels.

We had approximately $461,000 in raw material components for the manufacture of our products at December 31, 2021. The non-chemical raw material components may be retained and used in production indefinitely and the chemical raw materials components have lives in excess of 20 years. In addition to the raw material inventory, we had approximately $109,000 in “work in process” (manufactured testing strips) inventory at December 31, 2021. The components for much of this “work in process” inventory have lives of 12-36 months. If sales orders received are not for products that would utilize the raw material components, or if product developments make the raw materials obsolete, we may be required to dispose of these unused raw materials. In addition, since the components for much of the “work in process” inventory have lives of 12-36 months, if sales orders within the next 12-36 months are not for products that contain the components of the “work in process” inventory, we may need to discard this expired “work in process” inventory. We have established an allowance for obsolete or slow moving inventory. At December 31, 2021, this allowance was $278,000. There can be no assurance that this allowance will continue to be adequate for the year ending December 31, 2022 or that it will not have to be adjusted in the future.

We may not be able to hire and retain qualified personnel in several important areas which could negatively impact our growth strategy.

We need skilled sales and marketing, technical and production personnel to maintain and/or grow our business. If we fail to retain our present staff or hire additional qualified personnel our business could suffer, specifically in the case of sales personnel. Recently, we have found it to be increasingly difficult to locate and hire individuals that have the experience required to sell toxicology and diagnostic products. An inability to find qualified sales representatives would negatively impact our ability to maintain and/or grow sales.

We incur costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives.

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

The market for drug tests used at the point of collection is highly competitive. Several companies produce drug tests that compete directly with our drug test products and they produce their products outside the United State at a significantly +lower cost. Some of our competitors have greater financial resources, allowing them to devote substantially more resources to business and product development and marketing efforts. Our inability to successfully address any competitive risk factors could negatively impact sales and our ability to achieve profitability.

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

We are marketing the Covid-19 tests we are distributing under the FDA EUA policy and each product’s individual EUA issued by FDA. Revocation of individual product’s EUA could negatively impact our business and stop sales of the Covid-19 test(s). In addition, when/if the EUA policy is revoked by FDA (due to a downturn in the pandemic), the Covid-19 tests we are marketing would no longer be able to be sold in the United States since none of the tests we are distributing are 510(k) cleared.

We rely on intellectual property rights and contractual non-disclosure obligations to protect our proprietary information (including customer information). These rights and obligations may not adequately protect our proprietary information, and an inability to protect our proprietary information can harm our business.

We rely on confidentiality procedures and contractual provisions to protect our confidential and proprietary information. Confidential and proprietary information (such as components and product costing, customer pricing structures, customer information, vendor information, internal financial information, production processes, new product developments, product enhancements and other material, non-public information) is protected under non-disclosure agreements with our personnel and consultants. If these individuals do not comply with their obligations under these agreements, we may be required to incur significant costs to protect our confidential information and the use of this information by the breaching individual may cause harm to our business. In fact, until the latter part of Fiscal 2019, we were engaged in litigation with Todd Bailey (“Bailey”), a former Vice President, Sales & Marketing/Consultant of the Company. The complaint that we filed against Bailey was related to allegations that Bailey used our confidential and proprietary information to circumvent and interfere with long-standing ABMC customers. This interference resulted in contracts being awarded to Bailey’s company, Premier Biotech Inc., thereby causing harm to our business. We incurred significant legal fees as a result of this litigation and ultimately, the litigation was settled. The terms of the settlement remain confidential.

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

We currently have two non-statutory stock option plans, the Fiscal 2001 Non-statutory Stock Option Plan (the “2001 Plan”) and the 2013 Equity Compensation Plan (the “2013 Plan”). Both plans have been adopted by our Board of Directors and approved by our shareholders. The shares of common stock underlying the exercise of the stock options under the 2001 Plan have been registered with the SEC making them freely tradeable when/if exercised by the holder; however, the shares underlying the exercise of the stock options under the 2013 Plan have not been registered with the SEC.

Both the 2001 Plan and the 2013 Plan have options available for future issuance. As of December 31, 2021, there were 1,937,000 options issued and outstanding under the 2001 Plan. There were no options issued under the 2013 Plan, making the total issued and outstanding options 1,937,000 as of December 31, 2021. Of the total options issued and outstanding, 1,937,000 are fully vested as of December 31, 2021. As of December 31, 2021, there were 1,780,000 options available for issuance under the 2001 Plan and 4,000,000 options available for issuance under the 2013 Plan. As of December 31, 2021, we had 0 warrants issued and outstanding.

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

There are 6,135,986 shares of common stock presently issued and outstanding as of the date of this Annual Report on Form 10-K that are “restricted securities” as that term is defined under the Securities Act of 1933, as amended, (the “Securities Act”). These securities may be sold in compliance with Rule 144 of the Securities Act (“Rule 144”), or pursuant to a registration statement filed under the Securities Act. Rule 144 addresses sales of restricted securities by affiliates and non-affiliates of an issuer. An “affiliate” is a person, such as an officer, director or large shareholder, in a relationship of control with the issuer. “Control” means the power to direct the management and policies of the company in question, whether through the ownership of voting securities, by contract, or otherwise. If someone buys securities from a controlling person or an affiliate, they take restricted securities, even if they were not restricted in the affiliate's hands.

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

Our shares are quoted on the OTCQB Venture Market, and are currently subject to SEC “penny stock,” rules, which could make it more difficult for a broker-dealer to trade our shares of common stock, for an investor to acquire or dispose of our shares in the secondary market and for us to retain or attract market makers.

The SEC has adopted regulations that define a “penny stock” to be any equity security that has a market price per share of less than $5.00, subject to certain exceptions, such as any securities listed on a national securities exchange or securities of an issuer in continuous operation for more than three years whose net tangible assets are in excess of $2 million, or an issuer that has average revenue of at least $6 million for the last three years. Our shares of common stock are currently trading on the OTCQB Venture Market. As of Fiscal 2021, our net tangible assets did not exceed $2 million, and our average revenue for the last three years was only $3,340,000, so our securities do not currently qualify for exclusion from the “penny stock” definitions. Therefore, our shares of common stock are subject to “penny stock” rules. For any transaction involving a “penny stock,” unless exempt, the rules impose additional sales practice requirements on broker-dealers, subject to certain exceptions. For these reasons, a broker-dealer may find it more difficult to trade our common stock and an investor may find it more difficult to acquire or dispose of our common stock on the secondary market. Therefore, broker-dealers may be less willing or able to sell or make a market in our securities because of the penny stock disclosure rules. Not maintaining a listing on a major stock market may result in a decrease in the trading price of our securities due to a decrease in liquidity and less interest by institutions and individuals in investing in our securities, and could also make it more difficult for us to raise capital in the future. Furthermore, quotation on OTCQB Venture Market may make it more difficult to retain and attract market makers. In the event that market makers cease to function as such, public trading of our securities will be adversely affected or may cease entirely.

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

The sale or issuance of our common stock to Lincoln Park causes dilution and the sale of the shares of common stock acquired by Lincoln Park, or the perception that such sales may occur, could cause the price of our common stock to fall.

On December 9, 2020, we entered into the Purchase Agreement with Lincoln Park and on that date we sold 500,000 shares of our common stock to Lincoln Park in an initial purchase under the Purchase Agreement for a total purchase price of $125,000. We also issued 1,250,000 shares of our common stock to Lincoln Park as consideration for its irrevocable commitment to purchase our common stock under the Purchase Agreement. A Registration Statement on Form S-1 was declared effective by the SEC on January 11, 2021; thereby registering the shares of common stock purchased by Lincoln Park. The Form S-1 registered a total of 9,750,000 shares of common stock. The remaining shares of common stock that may be issued under the Purchase Agreement may be sold by us to Lincoln Park at our discretion from time to time over a 24-month period.

The purchase price for the shares that we may sell to Lincoln Park under the Purchase Agreement will fluctuate based on the price of our common stock. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall.

Subject to the terms of the Purchase Agreement, we generally have the right to control the timing and amount of any future sales of our shares to Lincoln Park. Additional sales of our common stock, if any, to Lincoln Park will depend upon market conditions and other factors to be determined by us. Through Fiscal 2021, we sold 8,250,000 shares of our common stock to Lincoln Park (including the 1,250,000 commitment shares referenced previously) for which we received gross proceeds of $764,000; leaving 1,500,000 unpurchased shares under the Registration Statement and almost $9,500,000 in purchases left under the Purchase Agreement until December 2022.

If able, we may decide to sell to Lincoln Park all, some, or none of the additional shares of our common stock that may be available for us to sell pursuant to the Purchase Agreement. If and when we do sell shares to Lincoln Park, after Lincoln Park has acquired the shares, Lincoln Park may resell all or some of those shares at any time or from time to time in its discretion. Therefore, sales to Lincoln Park by us would result in dilution of our common stock. Additionally, the sale of a substantial number of shares of our common stock to Lincoln Park, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

We may require additional financing to sustain our operations, without which we may not be able to continue operations, and the terms of subsequent financings may adversely impact our stockholders.

Under our Purchase Agreement, we may direct Lincoln Park to purchase up to $10,250,000 worth of shares of our common stock over a 24-month period (ending in December 2022); of which almost $9,500,000 is left in purchases. Purchases are generally in amounts up to 200,000 shares of our common stock (such purchases, “Regular Purchases”), which may be increased to up to 250,000 shares or 500,000 shares of our common stock depending on the market price of our common stock at the time of sale.

The extent we rely on Lincoln Park as a source of funding will depend on a number of factors including the prevailing market price of our common stock (which, in the latter part of Fiscal 2021 was trading at levels that were too low to request Regular Purchases under the Purchase Agreement), and the extent to which we are able to secure working capital from other sources. If obtaining sufficient funding from Lincoln Park were to prove unavailable or prohibitively dilutive, we will need to secure another source of funding in order to satisfy our working capital needs. Depending on the type and the terms of any financing we pursue, stockholders’ rights and the value of their investment in our common stock could be reduced. A financing could involve one or more types of securities including common stock, convertible debt or warrants to acquire common stock. These securities could be issued at or below the then prevailing market price for our common stock. In addition, we currently have secured debt facilities, the holders of which have a claim to our assets that are prior to the rights of stockholders until the debt is paid. Interest on these debt facilities already increases operational costs and negatively impacts operating results. If we have to obtain additional debt facilities, this would further negatively impact operating results. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could be a material adverse effect on our business, operating results, financial condition and prospects.

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

The following table sets forth the high and low closing bid prices of our securities as reported by the OTCQB Venture Market and the OTC Pink Open Market in Fiscal 2021 and Fiscal 2020. The prices quoted reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not necessarily represent actual transactions.

Year ended December 31, 2021	High	Low

Quarter ended December 31, 2021	$0.08	$0.03
Quarter ended September 30, 2021	$0.06	$0.04
Quarter ended June 30, 2021	$0.12	$0.06
Quarter ended March 31, 2021	$0.26	$0.11

Year ended December 31, 2020	High	Low

Quarter ended December 31, 2020	$0.27	$0.09
Quarter ended September 30, 2020	$1.19	$0.13
Quarter ended June 30, 2020	$1.09	$0.12
Quarter ended March 31, 2020	$0.43	$0.06

Holders

Based upon the number of record holders and individual participants in security position listings, as of April 14, 2022, there were approximately 2,400 holders of our securities. As of April 14, 2022, there were 48,098,476 common shares outstanding.

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

Securities authorized for issuance under equity compensation plans not previously approved by security holders

None.

The following table summarizes information as of December 31, 2021, with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by security holders*	1,937,000	$0.13	5,780,000

*All securities are related to individual compensation arrangements.

Performance Graph

As a smaller reporting company, we are not required to provide the information required under this item.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities, Purchases of equity securities by the issuer and affiliated purchasers

None that have not been previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

ITEM 6. RESERVED

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

Overview and Plan of Operations

In Fiscal 2021, sales of drug tests were still being negatively impacted by the price competitiveness in our core markets (government, employment and clinical) and by the Covid-19 pandemic. Sales related to Covid-19 testing also declined dramatically in Fiscal 2021 compared to sales in Fiscal 2020. In addition to the marketing of our drug tests, in Fiscal 2021, we continued to market various Covid-19 rapid tests. In December 2020, we announced that were distributing a rapid Covid-19 antigen test. Very early in Fiscal 2021, we were informed by the manufacturer (Healgen Scientific, LLC) that we could no longer offer the Covid-19 antigen test for sale in the United States. We were able to secure another distribution relationship for another rapid antigen test in May 2021 along with a few other rapid antigen tests throughout Fiscal 2021.

We are also distributing Covid-19 antibody tests, including but not limited to an antibody test via distribution with Healgen which is for use with whole blood, serum or plasma and can be used by laboratories able to perform moderate or highly complex testing (a more limited market), and an antibody test from another manufacturer which can be performed using finger stick blood at the point of care and by laboratories with a Certificate of CLIA waiver (a larger market). However, the need for rapid Covid-19 antibody tests declined significantly in Fiscal 2021 due to widespread vaccine availability.

In addition to rapid antigen and antibody tests, in Fiscal 2021 we also marketed (via distribution) the Co-Diagnostics Logix Smart Covid-19 test, a Covid-19-Influenza A/B combination test and at home rapid antigen tests (although lack of availability of at-home tests severely limited our ability to achieve sales of the product).

All of the Covid-19 tests we are offering are being marketed in accordance with the March 2020 Emergency Use Authorization (“EUA”) policy set forth by the United States Food and Drug Administration (FDA) and in accordance with the individual EUAs issued for the products.

Throughout Fiscal 2021, we continued to offer other products via distribution relationships. We currently offer a lower-cost alternative for onsite drug testing, point of care products for certain infectious diseases and alternative drug testing sample methods. With the exception of the lower-cost drug test alternative, these offerings have yet to materially positively impact sales.

We do expect to sell more Covid-19 testing products and positively impact our revenues in the year ending December 31, 2022, however we do not expect the sales to materially impact our business, our financial condition and/or results of operations.

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

In the year ended December 31, 2019, we expanded our contract manufacturing operations with two (2) new customers. Unfortunately, the Covid-19 pandemic halted sales to these new customers and resulted in no sales in Fiscal 2020. In Fiscal 2021, we started to ship orders to them again and our contract manufacturing sales increased in Fiscal 2021 when compared to Fiscal 2020.

In Fiscal 2021 and beyond, we are focusing our efforts on further penetration of our markets with both current and new products (drug testing, Covid-19 and other diagnostic tests). We are also looking for avenues to capitalize on our US manufacturing operations. In early 2021 we started exploring the retention of a marketing firm that would provide services related to public relations/social media to effectively communicate our manufacturing capabilities. There was an unforeseen delay on the part of the firm and presently discussions are halted.

Gross profit margin declined in Fiscal 2021 when compared to Fiscal 2020 primarily due to the increased costs of manufacturing in the United States and the widespread availability of product manufactured outside the United States; all of which are offered at significantly lower prices. We continually take actions to adjust our production schedules to try to mitigate future manufacturing inefficiencies and we closely examine our gross profit margins.

Operating expenses declined in Fiscal 2021 when compared to Fiscal 2020. We continuously make efforts to control operational expenses to ensure they are in line with sales and we will continue these efforts into the year ending December 31, 2022. We have continued to consolidate job responsibilities in certain areas of the Company as a result of employee retirement and other departures resulting in personnel reductions.

From August 2013 until June 2020, we maintained a 10% salary deferral program for our sole executive officer, our Chief Executive Officer/Principal Financial Officer Melissa Waterhouse. The salary deferral program was initiated by Ms. Waterhouse voluntarily. Another member of senior management participated in the program voluntarily until his retirement in November 2019. After the member of senior management retired, we agreed to make payments on the deferred compensation owed to this individual. In Fiscal 2021 and Fiscal 2020, we made payments of $20,000 and $57,000, respectively. The deferred compensation owed to this individual was paid in full in May 2021. Once the deferred compensation was paid in full to this individual, we began to make payments at the same rate to Ms. Waterhouse given the length of time the amount had been owed and that the last payment (prior to May 2021) made to Ms. Waterhouse was in August 2017. In Fiscal 2021, we made payments totaling $33,000 to Ms. Waterhouse. We did not make any payments on deferred compensation to Ms. Waterhouse in Fiscal 2020. As of December 31, 2021, we had deferred compensation owed to Ms. Waterhouse in the amount of $74,000 and $5,000 in payroll taxes that are due as payments are made to Ms. Waterhouse; for a total of $79,000 in deferred compensation.

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

Inventory and Allowance for Slow Moving and Obsolete Inventory: We maintain an allowance for slow moving and obsolete inventory. If necessary, actual write-downs to inventory are made for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the net realizable value based on historical demand and past sales history of the products which utilize the inventory. We have reviewed all items within the allowance at December 31, 2021 and based upon that review, we do not expect any future additions to the allowance based on obsolescence, however if actual market conditions are less favorable for our products, additional inventory allowances or write-downs may be required to address slow-moving materials.

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

Estimates of the fair value of stock options and warrants at date of grant: The fair value of stock options (share-based payment expense) issued to employees, members of our Board of Directors and consultants is estimated (on the date of grant) based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. Our share-based payment expense in Fiscal 2021 was $0 and only $2,000 in Fiscal 2020. However, we may issue stock options in the future. If factors change and we use different assumptions, our equity-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating our forfeiture rate, we analyzed our historical forfeiture rate, the remaining lives of unvested options (if applicable), and the amount of vested options as a percentage of total options outstanding. If our actual forfeiture rate is materially different from our estimate, or if we reevaluate the forfeiture rate, equity-based compensation expense could be significantly different from what we have recorded in the current period.

Use of Estimates: We make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

RESULTS OF OPERATIONS FOR FISCAL 2021 COMPARED TO FISCAL 2020

Net Sales: Net sales decreased 46.5%, or $1,929,000, in Fiscal 2021 when compared to Fiscal 2020. The majority of the decline ($1,559,000) is related to products that we distribute and $1,519,000 of that decline is related to distribution of Covid-19 tests. In Fiscal 2020, we sold $1,572,000 in Covid-19 tests while in Fiscal 2021, we only sold $54,000. Throughout most of Fiscal 2020, rapid Covid-19 antibody tests dominated the market and the vast majority of our rapid Covid-19 test sales in Fiscal 2020 were rapid antibody tests. However, in Fiscal 2021, rapid Covid-19 antigen tests were becoming more sought after as more Covid-19 antigen tests were EUA issued and as vaccines became more widely available. In December 2020, we announced that were distributing a rapid Covid-19 antigen test. Very early in Fiscal 2021, we were informed by the manufacturer (Healgen Scientific, LLC) that their rapid Covid-19 antigen test could no longer be offered for sale in the United States. This resulted in an interruption in our supply chain negatively impacted our Covid-19 test sales as our current customers had to seek alternative suppliers for their Covid-19 antigen testing needs. We were able to secure another distribution relationship for another rapid antigen test in May 2021 along with a few other rapid antigen tests throughout Fiscal 2021. Sales of these new tests did nominally offset the decline in Covid-19 test sales. In Fiscal 2021, we also distributed a rapid Covid-19 antibody test which can be performed using finger stick blood at the point of care and by laboratories with a Certificate of CLIA waiver and at-home rapid Covid-19 antigen tests. However, the supply chain for at home, rapid antigen tests became very unstable in the latter part of Fiscal 2021 and lack of availability of tests negatively impacted our ability to secure more sales of the tests.

Drugs of abuse (“DOA”) manufacturing sales also decreased by $518,000 in Fiscal 2021 when compared to Fiscal 2020. Sales of drug tests continue to be negatively impacted by the Covid-19 pandemic along with the price competitive nature of our markets. In addition, throughout Fiscal 2021 we experienced supply chain issues; particularly with plastics and other materials that are used to manufacture our drug tests; materials that are also used in the manufacture of lateral flow Covid-19 tests. The lead times for some materials increased significantly and in most cases without notice. These delays impacted our ability to complete manufacturing and ship products. Throughout Fiscal 2021, customers still requiring a lower amount of tests due to reduced workforce, telecommuting and reduced budgets (especially in the government market as financial resources are still being used for Covid-19 testing and vaccinations). Also contributing to the decline in DOA manufacturing sales, when comparing Fiscal 2021 to Fiscal 2020, is a decline in clinical sales and the loss of a government account in the middle of 2020 (due to pricing) and sales declines in the international market due to two orders received in 2020 that were not received in 2021.

Contract manufacturing sales increased by $141,000 in Fiscal 2021 compared to Fiscal 2020. Sales to all of our contract manufacturing customers increased year over year. This includes sales from two customers whose orders halted in 2020 due to the pandemic. The most significant increase was in sales of RSV (Respiratory Syncytial Virus) test and malaria tests.

Gross profit: Gross profit decreased to 24.7% of net sales in Fiscal 2021 compared to 29.8% of sales in Fiscal 2020. DOA manufacturing gross profit declined year over year; most of which is due to increased costs of manufacturing (materials and labor costs associated with manufacturing), manufacturing inefficiencies due to decreased DOA sales and product mix (certain product lines, such as InCup, are more heavily impacted by increased costs associated with labor). Manufacturing inefficiencies occur when production levels decrease but, not all costs can be reduced to be in line with production levels because they are fixed. A price increase that went into effect in the middle of Fiscal 2021 did partially offset these increases. Distribution gross profit increased in Fiscal 2021 when compared to Fiscal 2020. The primary reason for the increase in distribution sales is Fiscal 2020 included high volume Covid-19 tests sales that were sold at lower profit margins and sales of newly sourced (in Fiscal 2021) Covid-19 tests are being sold at higher rate of gross profit. And finally, contract manufacturing gross profit declined between Fiscal 2020 and Fiscal 2021. Increased material costs and product mix were the cause of the decrease in gross profit.

Operating Expenses: Operating expenses for Fiscal 2021 decreased 7.1%, or $132,000, when compared to operating expenses in Fiscal 2020. Expenses related to Research and Development and Selling and Marketing decreased, while expenses related to General and Administrative costs increased. More specifically:

Research and development (“R&D”)

R&D expenses for Fiscal 2021 decreased 5.6%, or $5,000, when compared to R&D expenses incurred in Fiscal 2020. The primary reason for the decline in expense is decreased supplies and material costs due to a study that was conducted in Fiscal 2020 but, not required in Fiscal 2021. All other expenses remained relatively consistent year over year. Throughout Fiscal 2021, our R&D department primarily focused their efforts on the enhancement of our current products and required validations related to drug testing product components.

Selling and marketing

Selling and marketing expenses for Fiscal 2021 decreased by 38.3%, or $189,000, when compared to selling and marketing expenses in Fiscal 2020. The primary reason for the decrease in selling and marketing expense is lower commissions paid related as sales of Covid-19 tests decreased. Also contributing to the decline in expense were reductions in sales salary expense and benefits (due to the termination of personnel) and car allowance expense (due to the same terminations). Partially offsetting the declines was increased promotional expense (i.e. fees paid to OTC Markets in Fiscal 2021).

In Fiscal 2021, we continued selling and marketing efforts related to our drug tests and we continued to take actions to secure new contract manufacturing customers. In addition, we promoted lower cost alternatives for onsite drug testing and point of care products for infectious disease (through relationships with third parties). We also marketed and sold rapid Covid-19 tests via distribution relationships. These offerings did not result in increased selling and marketing expenses when comparing Fiscal 2021 to Fiscal 2020 due to lower sales of Covid-19 tests in Fiscal 2021. Although we decreased the size of our sales force in Fiscal 2020, the terminations of sales personnel in Fiscal 2020 were made for performance reasons. Throughout Fiscal 2021, we took steps to increase the size of our sales team to further penetrate our markets; however, no new sales reps were hired in Fiscal 2021.

General and administrative (“G&A”)

G&A expense increased 4.9%, or $62,000, in Fiscal 2021 when compared to G&A expense in Fiscal 2020. The majority of the increase is due to bank service fees, which increased $91,000 between Fiscal 2020 and Fiscal 2021. Most of this increase is due to $149,000 in expense related to the refinancing of the Cherokee facilities in February 2021. The expense consisted of penalties in the amount of $120,000, a fee paid to Cantone Research, Inc. in the amount of $28,000 and $1,000 in Cherokee legal fees. Fiscal 2020 only included a $20,000 penalty associated with the extension of the Cherokee facilities in February 2020 but, Fiscal 2020 also included higher bank fees associated with credit card payments received for a higher level of Covid-19 test sales in Fiscal 2020. Also increasing were insurance costs, cost associated with our ISO audit in Fiscal 2021, utility costs and costs associated with maintenance of our intellectual property. These increases were partially offset by decreased director’s fees and expenses (due to a smaller number of board members and meetings being held telephonically), G&A salaries and benefits (due to decreased personnel) and legal fees (due to completion of Lincoln Park financing in Jan 2021 and less securities counsel work).

There was $0 in share based payment expense in Fiscal 2021 as all previously issued options have been completely amortized. There was $2,000 of share based payment expense in Fiscal 2020.

Other income and expense:

Other income of $718,000 in Fiscal 2021 consisted of income related to the forgiveness of our PPP loan in the amount of $335,000, other income of $58,000; which is $50,000 related to certain non-refundable prepayments (customer deposits) that were forfeited when the customer did not remit the remaining amounts due on the order and $8,000 in income related to gains on certain liabilities, $619,000 in income from the Employee Retention Credit recognized in Fiscal 2021 (which is $44,000 in credits taken in Q3 2021, $38,000 in credit taken in Q4 2021 and $537,000 in refunds filed for credits in the first three quarters of 2021). This income was offset by interest expense associated with our credit facilities (our line of credit, our two loans with Cherokee Financial, LLC and a shareholder loan) and a charge related to the impairment of our patent asset.

Other expense of $173,000 in Fiscal 2020 consisted of interest expense associated with our credit facilities (our line of credit, equipment loan with Crestmark Bank and our two loans with Cherokee Financial, LLC) nominally offset by $2,000 in other income.

LIQUIDITY AND CAPITAL RESOURCES AS OF DECEMBER 31, 2021

Our cash requirements depend on numerous factors, including but not limited to manufacturing costs (such as raw materials, labor, equipment, etc.), selling and marketing initiatives, product development activities, regulatory costs, legal costs, and effective management of inventory levels and production levels in response to sales history and forecasts. We expect to devote capital resources related to selling and marketing initiatives. We are examining other growth opportunities including strategic alliances and contract manufacturing. Given our current and historical cash position, such activities would need to be funded from the issuance of additional equity or additional credit borrowings, subject to market and other conditions. The following transactions materially impacted our liquidity and cash flow in Fiscal 2021:

Lincoln Park Equity Line

On December 9, 2020, we entered into a Purchase Agreement and a Registration Rights Agreement with Lincoln Park under which Lincoln Park agreed to purchase from the Company, from time to time, up to $10,250,000 of shares of our common stock, par value $0.01 per share, subject to certain limitations set forth in the Purchase Agreement, over a two year period. On December 29, 2020 we filed a Form S-1 Registration Statement (the “Registration Statement”). We amended the Registration Statement on January 7, 2021 and the SEC declared the Registration Statement effective on January 11, 2021. In Fiscal 2021, the Company sold 6,500,000 shares of common stock to Lincoln Park (including 500,000 shares required as an initial purchase under the Purchase Agreement) as Regular Purchases and received proceeds of $639,000.

Employee Retention Credit

As indicated in Note K to our Financial Statements, in August 2021, our payroll service provider processed and mailed a Form 941-X to claim an Employee Retention Credit (“ERC”) refund in the amount of $202,000 on qualified wages paid in the first quarter of Fiscal 2021. Due to a change in the Form 941-X, our payroll service provider did not process and mail our Form 941-X to claim an ERC refund in the amount of $198,000 on qualified wages paid in the second quarter of Fiscal 2021 until October 28, 2021. In the middle of the third quarter of Fiscal 2021, we began taking the ERC in our current payroll; which reduced our payroll by approximately $44,000 in the third quarter of 2021 and $38,000 in the fourth quarter of Fiscal 2021 (until the ERC program was ended early as part of the Infrastructure bill signed into law on November 15, 2021). Given this, we did not have to amend our Form 941 for the third quarter of 2021; rather our Form 941 claiming a refund in the amount of $137,000 was filed electronically with the IRS on November 1, 2021 by our payroll service provider. On December 28, 2021, we received our refund for the third quarter of Fiscal 2021 in the amount of $137,000. Shortly before receiving our first refund, we spoke with the Internal Revenue Service (“IRS”) to obtain statuses of our filings. It was then that we were informed that they did not have record of receiving our Form 941-X for the first quarter of Fiscal 2021 (which was mailed by our service provider in August 2021). We re-sent the Form 941-X for the first quarter of Fiscal 2021 via overnight service on December 31, 2021 and the IRS received it on January 5, 2022. This lack of receipt will result in a delay in receiving our expected refund in the amount of $203,000. Based on our discussion with the IRS, we were expecting the refund payment for the second quarter of Fiscal 2020 sometime in February 2022; however, as of the date of this report, we have not received any further refund payments.

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

Shareholder Loans – December 2021

On December 14, 2021, we entered into six month Loan Agreements with two non-affiliated investors resulting in gross (and net) proceeds of $75,000 as there were no costs associated with the loans. The loans bear interest of 7% per annum until principal and interest are both due in full, or until June 15, 2022. We paid one of the investors their first interest payment (due on March 15, 2022); however, the other investor agreed to waive their first interest payment and have the interest paid at the end of the term of the loan along with the final interest and principal; due June 15, 2022, or earlier as we receive further ERC refunds.

Going Concern

Our financial statements for Fiscal 2021 were prepared assuming we will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. Our current cash balances, together with cash generated from future operations, ERC refunds and amounts available under our credit facilities (including the Lincoln Park equity facility) may not be sufficient to fund operations through April 2023. At December 31, 2021, we have Stockholders’ Deficit of $944,000.

Our loan and security agreement and 2019 Term Note with Cherokee for $900,000 and $220,000, respectively, expired on February 15, 2021; however, on February 24, 2021, we completed a transaction with Cherokee related to (second) one-year Extension Agreements dated February 14, 2021 under which Cherokee extended the due date of the Cherokee LSA ($900,000) and the 2019 Term Loan with Cherokee ($220,000) again; the facilities were previously extended in February 2020). Under the terms of the (second) extensions, the $900,000 (secured) Cherokee LSA was increased to $1,000,000 to include a $100,000 penalty that was due as a result of the Company being unable to pay back the principal in February 2021; a term that was included in the February 2020 extension. The annual interest rate on the (further) extended Cherokee LSA was increased to a fixed rate of 10% (the prior fixed rate was 8%) plus a 1% annual oversight fee (that remained unchanged). In addition, the 2019 Cherokee Term Loan was increased to $240,000 to include a $20,000 penalty that was due as a result of the Company being unable to pay back the principal balance to Cherokee in February 2021; a term that was included in the February 2020 extension. Our total debt at December 31, 2021 with Cherokee Financial, LLC was $1,240,000. We do not expect cash from operations within the next 12 months to be sufficient to pay the amounts due under these credit facilities, which was due in full on February 15, 2022. We were not able to these credit facilities when they were due and we are currently in discussions with Cherokee related to possible payoff of the loans (via a refinance) or to extend the due date of the loans. See Note L – Subsequent Events for information related to the status of the Cherokee loans.

Throughout Fiscal 2021, we had a line of credit with Crestmark Bank. The maximum availability on the line of credit is $1,000,000. However, because the amount available under the line of credit is based upon our accounts receivable, the amounts actually available under our line of credit (historically) have been significantly less than the maximum availability. When sales levels decline, we have reduced availability on our line of credit due to decreased accounts receivable balances. As of December 31, 2021, based on our availability calculation, there were no additional amounts available under the line of credit because we draw any balance available on a daily basis. Upon completion of the initial 5 year term, the Crestmark line of credit automatically renews for additional one (1) year terms unless notice of termination from the Company is received by Crestmark not less than sixty (60) days prior to the end of the renewal term. We did not provide Crestmark with a notice of non-renewal and therefore, the Crestmark line of credit automatically renewed on June 22, 2021 for another one year term, or until June 22, 2022.

If availability under our line of credit, cash received from equity sales under the Lincoln Park Purchase Agreement and/or cash received as refunds under the ERC program are not sufficient to satisfy our working capital and capital expenditure requirements, we will be required to obtain additional credit facilities or sell additional equity securities, or delay capital expenditures which could have a material adverse effect on our business. There is no assurance that such financing will be available or that we will be able to complete financing on satisfactory terms, if at all.

As of December 31, 2021, we had the following debt/credit facilities:

Facility	Debtor	Balance as of December 31, 2021	Due Date
Loan and Security Agreement	Cherokee Financial, LLC	$1,000,000	February 15, 2022(1)
Revolving Line of Credit	Crestmark Bank	$178,000	June 22, 2022
Term Loan	Cherokee Financial, LLC	$240,000	February 15, 2022(1)
Term Loan	Individual	$50,000	November 4, 2022
Term Loan	Individuals	$75,000	June 15, 2022
Total Debt		$1,543,000

(1) Facility was not repaid on February 15, 2022 and we are currently in discussions with Cherokee related to possible payoff of the facility (via a refinance) or to extend the due date of the facility.

Working Capital Deficit

At the end of Fiscal 2021, we were operating at a working capital deficit of $1,484,000. This compares to a working capital deficit of $841,000 at the end of Fiscal 2020. This increase in working capital deficit is primarily a result of our loans with Cherokee Financial, LLC being classified as long-term debt in Fiscal 2020 and short term debt in Fiscal 2021, partially offset by the forgiveness of the PPP loan in Fiscal 2021. We have historically satisfied working capital requirements through cash from operations, bank debt and private placements of our securities.

Dividends

We have never paid any dividends on our common shares and we anticipate that all future earnings, if any, will be retained for use in our business.

Cash Flow, Outlook/Risk

In Fiscal 2021, we had a net loss of $463,000 and net cash used in operating activities of $673,000.

Our cash position increased from $98,000 at December 31, 2020 to $115,000 at December 31, 2021. Cash at both December 31, 2020 and December 31, 2021 was positively impacted by proceeds received late in each year; the Lincoln Park transaction in December 2020 (in the amount of $125,000) and an ERC refund in December 2021 (in the amount of $137,000).

In Fiscal 2020, along with the Lincoln Park proceeds previously discussed, we reserved cash by paying a refinance fee and director attendance fees in shares of restricted stock and converted a loan into restricted shares of stock. We also completed a private placement of securities in February 2020. In Fiscal 2021, along with the ERC refund previously discussed, we reserved cash by paying interest in shares of restricted stock. We also received proceeds from 1) sales of common stock under our equity line of credit with Lincoln Park ($639,000), 2) a private placement of securities in October 2021 ($100,000) and 3) two shareholder loans in December 2021 (totaling $75,000). Our PPP loan was also forgiven in Fiscal 2021. However, in February 2021, we also incurred penalties in the amount of $120,000 from Cherokee Financial, LLC because we could not pay back our loans in full on February 15, 2021.

While the Covid-19 pandemic is seemingly winding down, we continue to be impacted by it in the form of material delays, cost increases (in both manufacturing and other business costs), labor shortages and decreased sales orders from customers. We are unsure as to how long we will continue to be impacted negatively. The extent to which the pandemic may continue to impact our business, liquidity, results of operations and financial condition will depend on future developments, which are still uncertain and cannot be predicted. If we, our customers or suppliers experience (or in some cases continue to experience) business disruptions, our business, liquidity, results of operations and financial condition are likely to be materially adversely affected, and our ability to access the capital markets may be limited.

We have been able to utilize the Lincoln Park Equity Line; however, in the latter part of Fiscal 2021, purchases were limited due to the downturn of our common stock. We only completed one regular purchase in the fourth quarter of Fiscal 2021. All proceeds have been used for working capital.

In December 2021, we received one of our ERC refunds (in the amount of $137,000) from the IRS. In Fiscal 2022, we are expecting two more refunds; one in the amount of $203,000 and the other in the amount of $197,000; for a total of $400,000.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item is contained in our definitive Proxy Statement with respect to our Annual Meeting of Shareholders for Fiscal 2021, under the captions “Information about the Board of Directors” “Executive Officer”, “Additional Senior Management”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Code of Ethics”, “Nominating Committee”, “Audit Committee” and “Audit Committee Financial Expert” and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is contained in our definitive Proxy Statement with respect to our Annual Meeting of Shareholders for Fiscal 2021, under the captions “Executive Compensation”, “Compensation of Directors”, “Compensation Committee Interlocks and Insider Participation”, and “Compensation Committee Report”, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is contained within Part II, Item 5.Market for Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities earlier in this Annual Report on Form 10-K and in our definitive Proxy Statement with respect to the Annual Meeting of Shareholders for Fiscal 2021, under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is contained in our definitive Proxy Statement with respect to the Annual Meeting of Shareholders for Fiscal 2021, under the captions “Certain Relationships and Related Transactions” and “Independent Directors”, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is contained in our definitive Proxy Statement with respect to the Annual Meeting of Shareholders for Fiscal 2021, under the caption “Independent Public Accountants”, and is incorporated herein by reference.

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

(3) See Item 15(b) of this Annual Report on Form 10-K.

ITEM 16. FORM 10-K SUMMARY

We are not required to provide this information.

(b) Exhibits

Number	Description of Exhibits

3.1	Certificate of Incorporation(1)
3.5	Amended and Restated Bylaws (2)
3.51	Amended and Restated Bylaws (3)
3.7	Sixth amendment to the Certificate of Incorporation (2)
3.8	Seventh amendment to the Certificate of Incorporation(4)
4.26	Securities Purchase Agreement(5)
4.28	Securities Purchase Agreement(6)
10.8	Lease dated August 1, 1999/New Jersey facility (7)
10.40	Employment Contract between the Company and Melissa A. Waterhouse(8)
10.43	Amendment No. 11 to New Jersey facility lease, dated November 20, 2017(9)
10.44	Amendment No. 12 to New Jersey facility lease, dated December 24, 2019(10)
10.45	Purchase Agreement dated December 8, 2020 by and between the Company and Lincoln Park Capital Fund, LLC(11)
10.46	Registration Rights Agreement dated December 8, 2020 by and between the Company and Lincoln Park Capital Fund, LLC(11)
10.49	Fiscal 2001 Nonstatutory Stock Option Plan (filed as part of the Company’s Proxy Statement for its Fiscal 2002 Annual Meeting and incorporated herein by reference) (a)(b)
10.50	2013 Equity Compensation Plan (filed as Appendix A to the Company’s Proxy Statement for its fiscal year ended December 31, 2012 and incorporated herein by reference)(a)(c)
31.1 & 31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer/Chief Financial Officer
32.1 & 32.2	Section 1350 Certification of the Chief Executive Officer/Chief Financial Officer
101

The following materials from our Annual Report on Form 10-K for the year ended December 31, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheet, (ii) Statements of Income (iii) Statements of Cash Flows, (iv) Statements of Changes in Stockholders’ Equity and (v) Notes to Financial Statements.

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

(4) Filed as the exhibit number listed to this Annual Report on Form 10-K.

(5) Filed as the exhibit number listed to the Company’ Current Report on Form 8-K filed on December 26, 2018 and incorporated herein by reference.

(6) Files as the exhibit number listed to the Company’s Current Report on Form 8-K filed on October 22, 2021 and incorporated herein by reference.

(7) Filed as the exhibit number listed to the Company’s Form 10-KSB filed on August 11, 2000 and incorporated herein by reference.

(8) Filed as the exhibit number listed to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2014.

(9) Filed as the exhibit number listed to the Company’s Form 10-K filed on April 12, 2018 and incorporated herein by reference.

(10) Filed as the exhibit number listed to the Company’s Annual Report on Form 10-K filed on June 26, 2020.

(11) Filed as the exhibit number listed to the Company’s Current Report on Form 8-K filed on December 10, 2020.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN BIO MEDICA CORPORATION

By:	/s/ Melissa A. Waterhouse
Melissa A. Waterhouse
Chief Executive Officer (Principal Executive Officer)
Principal Financial Officer Principal Accounting Officer

Date: April 14, 2022

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 14, 2022:

/s/ Melissa A. Waterhouse	Chief Executive Officer (Principal Executive Officer)
Melissa A. Waterhouse	Principal Financial Officer
Principal Accounting Officer

/s/ Peter Jerome	Director
Peter Jerome

/s/ Jean Neff	Director and Corporate Secretary
Jean Neff

S-1

AMERICAN BIO MEDICA CORPORATION

REPORT OF CURRENT INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

American Bio Medica Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of American Bio Medica Corporation (the “Company”) as of December 31, 2021, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the  financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the entity has suffered recurring losses from operations, has had to rely on the continued forbearance of its creditors, has a stockholders’ deficit and its current cash position and lack of access to capital raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. Also, discussed in Note L, the Company did not make the required payments on debt obligations of $1,240,000 plus interest of $38,300 that was due in February 2022 and are currently in negotiations with their lender. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Inventory Valuation

As discussed in Note A to the financial statements, inventory is stated at the lower of cost or net realizable value. Work in process and finished goods are comprised of labor, overhead and raw material costs. Labor and overhead costs are determined on a rolling month average cost basis and raw materials are determined on an average cost basis. The Company performs analyses to identify and estimate the net realizable value of excess or slow-moving inventory based on assumptions about obsolescence and deterioration and historical demand.

We identified the assessment of lower of cost or net realizable value of inventory as a critical audit matter. The costs incurred and transferred throughout the steps in the production cycle and the estimate for excess or slow-moving inventory is difficult to assess and required significant auditor judgment. In addition, if future market conditions and demand do not materialize, additional inventory allowances and/or write downs may be required.

The following are the primary procedures we performed to address the critical audit matter. We performed statistical sampling to assess the actual costs incurred and the transfer of costs throughout production process by obtaining evidence supporting the actual cost of raw materials, labor and overhead. We also evaluated the Company’s determination of lower of cost or net realizable value of excess or slow-moving inventory by testing the completeness and accuracy of the underlying data used in the estimates. We also evaluated for reasonableness, based on historical sales of its products and its plans to increase sales.

We have served as the Company’s auditor since 2021.

/s/  Rosenfield and Company, PLLC

New York, New York

April 12, 2022

(PCAOB id 5905)

REPORT OF PRIOR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Consent of Independent Registered Public Accounting Firm

We hereby consent to use of our report dated April 15, 2021, with respect to the balance sheets of American Bio Medica Corporation (the “Company”), as of December 31, 2020 and 2019, and the related statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2020, included in American Bio Medica Corporation’s annual report on Form 10-K for the fiscal year ended December 31, 2021.

/s/ UHY LLP

Albany, New York

April 14, 2022

AMERICAN BIO MEDICA CORPORATION

Balance Sheets

	December 31,	December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$115,000	$98,000
Accounts receivable, net of allowance for doubtful accounts of $3,000 at December 31, 2021 and $22,000 at December 31, 2020	323,000	407,000
Inventory, net of allowance of $278,000 at December 31, 2021 and $279,000 at December 31, 2020	443,000	536,000
Employee retention credit receivable	400,000	0
Prepaid expenses and other current assets	24,000	104,000
Right of use asset – operating leases	35,000	35,000
Total current assets	1,340,000	1,180,000
Property, plant and equipment, net	517,000	576,000
Patents, net	0	108,000
Right of use asset – operating leases	5,000	41,000
Other assets	21,000	21,000
Total assets	$1,883,000	$1,926,000
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$682,000	$577,000
Accrued expenses and other current liabilities	467,000	620,000
Right of use liability – operating leases	35,000	33,000
Wages payable	97,000	107,000
Line of credit	178,000	277,000
PPP loan	0	332,000
Current portion of long-term debt, net of deferred finance costs	1,365,000	75,000
Total current liabilities	2,824,000	2,021,000
Long-term debt/other liabilities, net of current portion and deferred financing costs	0	1,120,000
Right of use liability – operating leases	3,000	41,000
Total liabilities	2,827,000	3,182,000
COMMITMENTS AND CONTINGENCIES
Stockholders’ (deficit):
Preferred stock; par value $0.01 per share; 5,000,000 shares authorized, issued and outstanding	0	0
Common stock; par value $0.01 per share; 50,000,000 shares authorized; 47,598,476 issued and outstanding as of December 31, 2021 and 37,703,476 issued and outstanding as of December 31, 2020	476,000	377,000
Additional paid-in capital	23,393,000	21,717,000
Accumulated deficit	(23,813,000)	(23,350,000)
Total stockholders’ (deficit)	(944,000)	(1,256,000)
Total liabilities and stockholders’ (deficit)	$1,883,000	$1,926,000

The accompanying notes are an integral part of the financial statements.

AMERICAN BIO MEDICA CORPORATION

Statements of Operations

	Year Ended December 31,
	2021	2020

Revenue, net	$2,218,000	$4,147,000

Cost of goods sold	1,670,000	2,909,000

Gross profit	548,000	1,238,000

Operating expenses:
Research and development	85,000	90,000
Selling and marketing	304,000	493,000
General and administrative	1,338,000	1,276,000
Total Operating Expenses	1,727,000	1,859,000

Operating loss	(1,179,000)	(621,000)

Other income / (expense):
Interest expense	(194,000)	(175,000)
Other income, net	58,000	2,000
Gain on forgiveness of PPP loan	335,000	0
Employee retention credit	619,000	0
Patent asset impairment	(100,000)	0
Total other income / (expense)	718,000	(173,000)

Loss before income tax expense	(461,000)	(794,000)

Income tax expense	(2,000)	(2,000)

Net loss	$(463,000)	$(796,000)

Basic and diluted loss per common share	$(0.01)	$(0.02)

Weighted average number of shares outstanding – basic and diluted	42,761,065	35,558,105

The accompanying notes are an integral part of the financial statements.

AMERICAN BIO MEDICA CORPORATION

Statements of Changes in Stockholders’ Deficit

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance – January 1, 2020	32,680,984	$327,000	$21,437,000	$(22,554,000)	$(790,000)
Shares issued to Cherokee in connection with loan	300,000	3,000	18,000		21,000
Shares issued under February 2020 Private Placement	2,842,856	28,000	171,000		199,000
Shares issued to Lincoln Park for Initial Purchase under the 2020 Lincoln Park equity line	500,000	5,000	120,000		125,000
Shares issued to Lincoln Park for commitment under the 2020 Lincoln Park equity line	1,250,000	13,000	125,000		138,000
Non cash costs of commitment shares under Lincoln Park equity line			(138,000)		(138,000)
Expenses related to the 2020 Lincoln Park equity line			(48,000)		(48,000)
Shares issued for board meeting attendance in lieu of cash	129,636	1,000	30,000		31,000
Share based payment expense			2,000		2,000
Net loss				(796,000)	(796,000)
Balance – December 31, 2020	37,703,476	$377,000	$21,717,000	$(23,350,000)	$(1,256,000)
Shares issued to Lincoln Park for balance of Initial Purchase under the 2020 Lincoln Park Equity line	500,000	5,000	120,000		125,000
Shares issued to Lincoln Park for regular purchases under the 2020 Lincoln Park Equity line	6,000,000	60,000	454,000		514,000
Shares issued to Cherokee in lieu of cash for interest	895,000	9,000	27,000		36,000
Shares issued in connection with October 2021 private placement	2,500,000	25,000	75,000		100,000
Net loss				(463,000)	(463,000)
Balance – December 31, 2021	47,598,476	$476,000	$22,393,000	$(23,813,000)	$(944,000)

The accompanying notes are an integral part of the financial statements

AMERICAN BIO MEDICA CORPORATION

Statements of Cash Flows

	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(463,000)	$(796,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	68,000	79,000
Patent asset impairment	100,000	0
Amortization of debt issuance costs	0	17,000
Non-cash loan penalty	120,000	20,000
Bad debt (reduction) expense	(19,000)	3,000
Provision for slow moving and obsolete inventory	1,000	157,000
Share-based payment expense	0	2,000
Director fee paid with restricted stock	0	31,000
Refinance fee paid with restricted stock	0	21,000
Interest paid with restricted stock	36,000	0
Gain on forgiveness of PPP loan	(335,000)	0
Changes in:
Accounts receivable	103,000	(40,000)
Inventory	92,000	117,000
Employee retention credit refund	(400,000)	0
Prepaid expenses and other current assets	80,000	(37,000)
Right of use asset – Operating leases	36,000	30,000
Accounts payable	105,000	(75,000)
Accrued expenses and other current liabilities	(151,000)	15,000
Right of use liability – operating leases	(36,000)	(30,000)
Wages payable	(10,000)	3,000
Net cash used in operating activities	(673,000)	(483,000)
Cash flows from investing activities:
Purchase of property, plant, and equipment	0	(4,000)
Net cash used in investing activities	0	(4,000)
Cash flows from financing activities:
Proceeds from PPP loan	0	332,000
Proceeds from debt financing	75,000	75,000
Payments on debt financing	(25,000)	(42,000)
Proceeds from private placement	100,000	199,000
Proceeds from Lincoln Park financing	639,000	125,000
Expenses from Lincoln Park financing	0	(48,000)
Proceeds from lines of credit	2,119,000	3,949,000
Payments on lines of credit	(2,218,000)	(4,009,000)
Net cash provided by financing activities	690,000	581,000
Net increase in cash and cash equivalents	17,000	94,000
Cash and cash equivalents – beginning of period	98,000	4,000
Cash and cash equivalents – end of period	$115,000	$98,000
Supplemental disclosures of cash flow information:
Non-Cash transactions:
Loans converted to stock	$0	$35,000
Commitment shares issued to Lincoln park, charged to Paid in Capital	$0	$138,000
Patent asset impairment	$100,000	$0
Cash paid during the year for interest	$190,000	$152,000
Cash paid for taxes	2,000	$2,000

The accompanying notes are an integral part of the financial statements.

AMERICAN BIO MEDICA CORPORATION

Notes to financial statements

Note A – The Company and its Significant Accounting Policies

The Company:

American Bio Medica Corporation (the “Company”) 1) manufactures and sells lateral flow immunoassay tests, primarily for the immediate detection of drugs in urine and oral fluid, 2) provides strip manufacturing and assembly and packaging services for unaffiliated third parties and 3) sells (via distribution) a number of other products related to the immediate detection of drugs in urine and oral fluid, point of care diagnostic products and rapid Covid-19 tests.

Going Concern:

The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. For the year ended December 31, 2021 (“Fiscal 2021”), the Company had a net loss of $463,000 and net cash used in operating activities of $673,000, compared to a net loss of $796,000 and net cash used in operating activities of $483,000 for the year ended December 31, 2020 (“Fiscal 2020”). The Company’s cash position increased by $17,000 in Fiscal 2021 and $94,000 in Fiscal 2020. The Company had a working capital deficit of $(1,484,000) at December 31, 2021, compared to a working capital deficit of $(841,000) at December 31, 2020. This increase in working capital deficit is primarily a result of our loans with Cherokee Financial, LLC being classified as long-term debt in Fiscal 2020 and as short term debt in Fiscal 2021, partially offset by the forgiveness of the PPP loan in Fiscal 2021.

As of December 31, 2021, the Company had an accumulated deficit of $23,813,000. Over the course of the last several fiscal years, the Company has implemented a number of expense and personnel cuts, had a salary deferral program, consolidated certain manufacturing operations of the Company, refinanced debt, consummated private placements of shares of Company common stock and entered into an equity line of credit with Lincoln Park Capital Fund, LLC.

From August 2013 until June 2020, the Company maintained a 10% salary deferral program for its sole executive officer, Chief Executive Officer/Principal Financial Officer Melissa Waterhouse. The salary deferral program was initiated by Ms. Waterhouse voluntarily. Another member of senior management participated in the program voluntarily until his retirement in November 2019. After the member of senior management retired, the Company agreed to make payments on the deferred compensation owed to this individual. In Fiscal 2021 and Fiscal 2020, the Company made payments of $20,000 and $57,000, respectively. The deferred compensation owed to this individual was paid in full in May 2021. Once the deferred compensation was paid in full to this individual, the Company began to make payments at the same rate to Ms. Waterhouse given the length of time the amount had been owed and that the last payment (prior to May 2021) made to Ms. Waterhouse was in August 2017. In Fiscal 2021, the Company made payments totaling $33,000 to Ms. Waterhouse. The Company did not make any payments on deferred compensation to Ms. Waterhouse in Fiscal 2020. As of December 31, 2021, the Company had deferred compensation owed to Ms. Waterhouse in the amount of $74,000 and $5,000 in payroll taxes that are due as payments are made to Ms. Waterhouse; for a total of $79,000 in deferred compensation. The Company intends to continue to make payments to Ms. Waterhouse until the deferred compensation is paid in full.

The Company’s current cash balances, together with cash generated from future operations and amounts available under its credit facilities may not be sufficient to fund operations through April 2023. At December 31, 2021, the Company had a Stockholders’ deficit of $(944,000).

The Company’s loan and security agreement and 2020 Term Note with Cherokee for $1,000,000 and $240,000, respectively, expired on February 15, 2022. See Note L – Subsequent Events for more information on the status of the Cherokee loans.

The Company’s line of credit with Crestmark Bank has a maximum availability of $1,000,000; however, the amount available under the line of credit is much lower as it is based upon the balance of the Company’s accounts receivable. As of December 31, 2021, based on an availability calculation, there were no additional amounts available under the Crestmark line of credit because the Company draws any balance available on a daily basis. If sales levels continue to decline, the Company will have reduced availability on the line of credit due to decreased accounts receivable balances. The line of credit with automatically renew on June 22, 2022 for an additional one year term unless notice of termination from the Company is received by Crestmark not less than sixty (60) days prior to the end of the renewal term.

AMERICAN BIO MEDICA CORPORATION

Notes to financial statements

On December 9, 2020, the Company entered into a Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”) under which Lincoln Park agreed to purchase from the Company, from time to time, up to $10,250,000 of our shares of common stock, par value $0.01 per share, subject to certain limitations set forth in the Purchase Agreement, during the term of the Purchase Agreement. Pursuant to the terms of the Registration Rights Agreement, the Company was required to file with the U.S. Securities and Exchange Commission (the “SEC”) a registration statement on Form S-1 (the “Registration Statement”) to register for resale under the Securities Act of 1933, as amended (the “Securities Act”), the shares of common stock issued and sold as well as the shares of common stock that the Company may elect in the future to issue and sell to Lincoln Park from time to time under the Purchase Agreement. In Fiscal 2021, the Company, the Company received gross proceeds of $125,000 from Lincoln Park as an Initial Purchase under the Purchase Agreement. In Fiscal 2021, the Company received gross proceeds of $639,000 for the balance of the Initial Purchase and Regular Purchase under the Purchase Agreement.

In Fiscal 2021, the Company, through its payroll service provider, processed and mailed a Form 941-X to claim an Employee Retention Credit (“ERC”) refund in the amount of $202,000 on qualified wages paid in the first quarter of 2021. Due to a change in the Form 941-X, the payroll service provider did not process and mail the Company’s Form 941-X to claim an ERC refund in the amount of $198,000 on qualified wages paid in the second quarter of 2021 until October 28, 2021. In the middle of the third quarter of Fiscal 2021, the Company began taking the ERC in its current payroll; which reduced payroll by approximately $44,000 in the third quarter of 2021 and $38,000 in the fourth quarter of Fiscal 2021 (until the ERC program was ended early as part of the Infrastructure bill signed into law on November 15, 2021). Given this, the Company did not have to amend its Form 941 for the third quarter of 2021; rather the Form 941 claiming a refund in the amount of $137,000 was filed electronically with the IRS on November 1, 2021 by the Company’s payroll service provider. On December 28, 2021, the Company received its refund for the third quarter of Fiscal 2021 in the amount of $137,000. Shortly before receiving the first refund, the Company spoke with the Internal Revenue Service (“IRS”) to obtain statuses of our filings. It was then that the Company was informed that the IRS did not have record of receiving the Company’s Form 941-X for the first quarter of Fiscal 2021 (which was mailed by the service provider in August 2021). The Company re-sent the Form 941-X for the first quarter of Fiscal 2021 via overnight service on December 31, 2021 and the IRS received it on January 5, 2022. This lack of receipt will result in a delay in receiving the expected refund in the amount of $203,000. Based on our discussion with the IRS, we were expecting the refund payment for the second quarter of Fiscal 2020 sometime in February 2022; however, as of the date of this report, we have not received any further refund payments.

If availability under the Crestmark line of credit, cash received from equity sales under the Lincoln Park Purchase Agreement and/or cash received as refunds under the ERC program are not sufficient to satisfy working capital and capital expenditure requirements, the Company will be required to obtain additional credit facilities or sell additional equity securities, or delay capital expenditures which could have a material adverse effect on the Company’s business. There is no assurance that such financing will be available or that the Company will be able to complete financing on satisfactory terms, if at all.

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

The Company’s history of limited cash flow and/or operating cash flow deficits and its current cash position raise doubt about its ability to continue as a going concern and its continued existence is dependent upon several factors, including its ability to raise revenue levels and control costs to generate positive cash flows, to facilitate purchases under the Lincoln Park equity line of credit to operations and/or obtain additional credit facilities. Obtaining additional credit facilities may be more difficult as a result of the Company’s operating losses.

AMERICAN BIO MEDICA CORPORATION

Notes to financial statements

If events and circumstances occur such that 1) the Company cannot raise revenue levels, 2) the Company is unable to control operational costs to generate positive cash flows, 3) the Company cannot maintain its current credit facilities or refinance its current credit facilities, 4) the Company is unable to raise sufficient additional equity or debt financing, or 5) the Company is unable to effect sales under the Lincoln Park Equity Line, we may be required to further reduce expenses or take other steps which could have a material adverse effect on our future performance. The Company’s financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of or classification of liabilities that might be necessary as a result of this uncertainty.

While the Covid-19 pandemic is seemingly winding down, the Company continues to be impacted by it in the form of material delays, cost increases (in both manufacturing and other business costs), labor shortages and decreased sales orders from customers. The Company is unsure as to how long the Company will continue to be impacted negatively. The extent to which the pandemic may continue to impact the Company’s business, liquidity, results of operations and financial condition will depend on future developments, which are still uncertain and cannot be predicted. If the Company, its customers or suppliers experience (or in some cases continue to experience) business disruptions, the Company’s business, liquidity, results of operations and financial condition are likely to be materially adversely affected, and the Company’s ability to access the capital markets may be limited.

Significant Accounting Policies:

[1] Cash equivalents: The Company considers all highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

[2] Accounts Receivable: Accounts receivable consists of mainly trade receivables due from customers for the sale of our products. Payment terms vary on a customer-by-customer basis, and currently range from cash on delivery to net 60 days. Receivables are considered past due when they have exceeded their payment terms. Accounts receivable have been reduced by an estimated allowance for doubtful accounts. The Company estimates its allowance for doubtful accounts based on facts, circumstances and judgments regarding each receivable. Customer payment history and patterns, length of relationship with the customer, historical losses, economic and political conditions, trends and individual circumstances are among the items considered when evaluating the collectability of the receivables. Accounts are reviewed regularly for collectability and those deemed uncollectible are written off. At December 31, 2021 and December 31, 2020, the Company had an allowance for doubtful accounts of $3,000 and $22,000, respectively.

[3] Inventory: Inventory is stated at the lower of cost or net realizable value. Work in process and finished goods are comprised of labor, overhead and raw material costs. Labor and overhead costs are determined on a rolling average cost basis and raw materials are determined on an average cost basis. At December 31, 2021 and December 31, 2020, the Company established an allowance for slow moving and obsolete inventory of $278,000 and $279,000, respectively.

[4] Income taxes: The Company applies Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) ASC 740Income Taxes (“ASC 740”) which prescribes the asset and liability method whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, provided for operating loss carryforwards and are measured using the enacted laws and tax rates that will be in effect when the differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits that are not expected to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted. Under ASC 740, tax benefits are recorded only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. ASU 2019-12, issued in December 2019 was adopted by the Company on January 1, 2021. ASU 2019-12 reduced the complexity of ASC 740 by removing exemptions and simplifying the accounting for franchise taxes, deferred taxes and taxes related to employee’s stock ownership plan.

AMERICAN BIO MEDICA CORPORATION

Notes to financial statements

[5] Advertising expense: Advertising costs are expensed as incurred.

[6] Leases: The Company applies FASB ASC 842 – Leases (Topic 842) and recognizes a lease “right of use” asset and a lease liability on its balance sheet related to its operating leases, and discloses key information about its leasing arrangements. At December 31, 2021, the Company’s current lease asset was $35,000 and its current lease liability was $35,000. At December 31, 2021, the Company’s long-term lease asset was $5,000 and its long-term lease liability was $3,000.

[7] Depreciation and amortization: Property, plant and equipment are depreciated utilizing the straight-line method over their estimated useful lives; generally 3-5 years for equipment and 30 years for buildings. Leasehold improvements and capitalized lease assets are amortized by the straight-line method over the shorter of their estimated useful lives or the term of the lease. Intangible assets include the cost of patent applications, which are deferred and charged to operations over 19 years. The accumulated amortization of patents is $206,000 at December 31, 2021 and $198,000 at December 31, 2020. At December 31, 2021, the Company determined that its patent asset was impaired and recorded a $100,000 write off of the patent asset. Due to the write-off, no future amortization expense is expected related to the specific patents within the asset.

[8] Revenue recognition: The Company recognizes revenue in accordance with ASC Topic 606.The Company’s revenues result from the sale of goods and reflects the consideration to which the Company expects to be entitled. For its customer contracts, the Company’s performance obligations are identified; which is delivering goods at a determined transaction price, allocation of the contract transaction price with performance obligations (when applicable), and recognition of revenue when (or as) the performance obligation is transferred to the customer. Goods are transferred when the customer obtains control of the goods (which is upon shipment to the customer). The Company’s revenues are recorded at a point in time from the sale of tangible products. Revenues are recognized when products are shipped.

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

 [9] Shipping and handling: Shipping and handling fees charged to customers are included as a reduction to revenue, and shipping and handling costs incurred by the Company, to the extent of those costs charged to customers, are included in cost of sales.

[10] Research and development: Research and development (“R&D”) costs are charged to operations when incurred. These costs include salaries, benefits, travel expense, costs associated with regulatory applications, supplies, depreciation of R&D equipment and other miscellaneous expenses.

[11] Net loss per common share: Basic loss per common share is calculated by dividing net loss by the weighted average number of outstanding common shares during the period.

Potential common shares outstanding as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Options	1,937,000	1,987,000
Total	1,937,000	1,987,000

AMERICAN BIO MEDICA CORPORATION

Notes to financial statements

For Fiscal 2021 and Fiscal 2020, the number of securities not included in the diluted loss per share was 1,937,000 and 1,987,000, respectively, as their effect was anti-dilutive due to a net loss in each year.

[12] Use of estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our management believes the major estimates and assumptions impacting our financial statements are the following:

•	Estimates of the fair value of stock options and warrants at date of grant;

•	Allowance for doubtful accounts;

•	Allowance for slow moving and obsolete inventory;

•	Estimates of accruals and liabilities; and

•	Deferred income tax valuation allowance.

Estimates are determined using available information. Considerable judgment is required to interpret the specific data used to develop the estimates. The use of different assumptions and/or different valuation techniques may have a material effect on the value of our assets, liabilities and taxes.

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

[13] Impairment of long-lived and intangible (patent) assets: When the carrying balance of the Company’s patents is more than what it could be sold for on the open market and/or is not recoverable through future use, the Company decreases its value. In determining whether the carrying value is not recoverable, the Company estimates the sum of the undiscounted expected cash flows from the use of the patent or its possible sale. If the results in an amount less that the patents’ value on the financial statements, the Company will deem the patent’s carrying value on the balance sheet to be impaired by the amount that the carrying value exceeds the fair market value of the asset. The decrease in the patent’s value will then be included as a loss in the Company’s profit and loss statement. Because it is difficult to determine and support what our patents could be sold for on the open market, we performed an expected cash flow analysis to determine impairment. Due to the nature of the patents included in the Company’s patent asset and expected revenue specifically related to the patents known at the time of the analysis, the Company determined the patent asset was impaired at December 31, 2021 and recorded a loss of $100,000 in its statement of operations for Fiscal 2021. The Company did not record any loss related to patent impairment in Fiscal 2020. The Company believes the carrying values of its fixed assets are recoverable and impairment does not exist.

AMERICAN BIO MEDICA CORPORATION

Notes to financial statements

[14] Financial Instruments: The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and short and long-term debt. The fair values of these financial instruments approximate their stated amounts because of the short maturity of the instruments.

 The valuation hierarchy is composed of three levels. The classification within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The levels within the valuation hierarchy under ASC 820 are described below:

Level 1: Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

Level 2: Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3: Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash —The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value due to the short-term maturity of these instruments.

Line of Credit and short term and long-term debt—The carrying amounts of the Company’s borrowings under its line of credit and other long-term debt approximates fair value, based upon current interest rates, some of which are variable interest rates.

Other Asset/liabilities– The carrying amounts reported in the balance sheet for other current assets and liabilities approximates their fair value, based on the nature of the assets and liabilities.

[15] Accounting for share-based payments and stock warrants: The Company accounts for stock-based compensation in accordance with ASC No. 718, “Compensation-Stock Compensation.” ASC No. 718 requires companies to estimate the fair value of equity-based payment awards on the date of grant using an Option-Pricing Model. The Company uses the Black-Scholes option pricing model to determine the fair value of stock options and warrants and recognizes compensation expenses starting on the date of the grant and over the vesting period of the stock option/warrant. There were 1,937,000 stock options issued and outstanding as of December 31, 2021, all of which are completely vested.

 [16] Concentration of credit risk: The Company sells products primarily to United States customers and distributors. Credit is extended based on an evaluation of the customer’s financial condition.

At December 31, 2021, one customer accounted for 64.5%, one customer accounted for 12.7% and one customer accounted for 10.4% of accounts receivable. A substantial portion of these balances was collected in the first quarter of the year ending December 31, 2022.

At December 31, 2020, one customer accounted for 68.0% of the Company’s accounts receivable. A substantial portion of this balance was collected in the first quarter of the year ending December 31, 2021. Due to the long standing nature of the Company’s relationship with this customer and contractual obligations, the Company is confident it will recover these amounts.

The Company has established an allowance for doubtful accounts of $3,000 and $22,000 December 31, 2021 and December 31, 2020, respectively, based on factors surrounding the credit risk of our customers and other information.

The Company maintains certain cash balances at financial institutions that are federally insured and at times the balances have exceeded federally insured limits.

AMERICAN BIO MEDICA CORPORATION

Notes to financial statements

 [17] New accounting pronouncements:

In the year ended December 31, 2021, we adopted the following accounting standards set forth by the Financial Accounting Standards Board (“FASB”):

ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”, issued in December 2019 reduces the complexity by removing exemptions and simplifying the accounting for franchise taxes, deferred taxes and taxes related to employee’s stock ownership plan. The requirements in ASU 2019-12 were effective for public companies for fiscal years beginning after December 15, 2020, including interim periods. The Company adopted ASU 2019-02 on January 1, 2021 and the adoption did not have an impact on the Company’s financial condition or results of operation.

ASU 2020-01, “Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)”, issued in January 2020, clarifies certain interactions between the guidance to account for certain equity securities under Topic 321, the guidance to account for investments under the equity method of accounting in Topic 323, and the guidance in Topic 815, which could change how an entity accounts for an equity security under the measurement alternative or a forward contract or purchased option to purchase securities that, upon settlement of the forward contract or exercise of the purchased option, would be accounted for under the equity method of accounting or the fair value option in accordance with Topic 825, Financial Instruments. These amendments improved current GAAP by reducing diversity in practice and increasing comparability of the accounting for these interactions. The requirements in ASU 2021-01 were effective for public companies for fiscal years beginning after December 15, 2020, including interim periods within the fiscal year. The Company adopted ASU 2020-01 on January 1, 2021 and the adoption did not have an impact on the Company’s financial condition or results of operation.

ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, issued in August 2020 simplifies the accounting for convertible debt and convertible preferred stock by removing the requirements to separately present certain conversion features in equity. In addition, the amendments also simplify the guidance in ASC Subtopic 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity, by removing certain criteria that must be satisfied in order to classify a contract as equity, which is expected to decrease the number of freestanding instruments and embedded derivatives accounted for as assets or liabilities. Finally, the amendments revise the guidance on calculating earnings per share, requiring use of the if-converted method for all convertible instruments and rescinding an entity’s ability to rebut the presumption of share settlement for instruments that may be settled in cash or other assets. The amendments were effective for public companies for fiscal years beginning after December 15, 2021. Early adoption was permitted, but no earlier than fiscal years beginning after December 15, 2020. The guidance must be adopted as of the beginning of the fiscal year of adoption. The Company adopted ASU 2020-06 on January 1, 2021 and the adoption did not have an impact on the Company’s financial condition or results of operation.

ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40), issued in May 2021, addresses an issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options. This amendment is effective for all entities, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2021-04 on January 1, 2022 and the adoption did not have an impact on the Company’s financial condition or results of operations.

ASU 2021-10, Government Assistance (Topic 832), Disclosures by Business Entities About Government Assistance, issued in November 2021 requires entities to provide disclosures on material government assistance transactions for annual reporting periods. The disclosures include information around the nature of the assistance, the related accounting policies used to account for government assistance, the effect of government assistance on the entity’s financial statements, and any significant terms and conditions of the agreements, including commitments and contingencies. The Company adopted ASU 2021-10 on January 1, 2022 and the adoption did not have an impact on our financial condition or results of operations as ASU-2021-10 only impacts annual financial statement footnote disclosures.

AMERICAN BIO MEDICA CORPORATION

Notes to financial statements

Accounting Standards Issued; Not Yet Adopted

Any other new accounting pronouncements recently issued, but not yet effective, have been reviewed and determined to be not applicable or were related to technical amendments or codification. As a result, the adoption of such new accounting pronouncements, when effective, is not expected to have a material effect on the Company’s financial position or results of operations.

NOTE B - INVENTORY

Inventory is comprised of the following:

	December 31, 2021	December 31, 2020

Raw materials	$462,000	$534,000
Work in process	109,000	127,000
Finished goods	150,000	154,000
Allowance for slow moving and obsolete inventory	(278,000)	(279,000)
	$443,000)	$536,000

NOTE C – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, is comprised of the following:

	December 31, 2021	December 31, 2020

Land	$102,000	$102,000
Buildings and improvements	1,352,000	1,352,000
Manufacturing and warehouse equipment	2,110,000	2,110,000
Office equipment (incl. furniture and fixtures)	412,000	412,000
	3,976,000	3,976,000
Less accumulated depreciation	(3,459,000)	(3,400,000)
	$517,000	$576,000

Depreciation expense was $60,000 in Fiscal 2021 and $71,000 in Fiscal 2020.

NOTE D – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

 Accrued expenses and other current liabilities consisted of the following as of December 31, 2021 and December 31, 2020:

	December 31, 2021	December 31, 2020
Accounting fees	$70,000	$80,000
Interest payable	25,000	22,000
Accounts receivable credit balances	18,000	5,000
Sales tax payable	185,000	164,000
Deferred compensation	79,000	138,000
Customer deposits	52,000	167,000
Other current liabilities	38,000	44,000
	$467,000	$620,000

AMERICAN BIO MEDICA CORPORATION

Notes to financial statements

NOTE E – DEBT AND LINE OF CREDIT

The Company’s Line of Credit and Debt consisted of the following as of December 31, 2021 and December 31, 2020:

	December 31, 2021	December 31, 2020

Loan and Security Agreement with Cherokee Financial, LLC: 5 year note executed on February 15, 2015, at a fixed annual interest rate of 8% plus a 1% annual oversight fee, interest only and oversight fee paid Loan was extended for one year (until February 15, 2021) on February 15, 2020 under the same terms and conditions as original loan. Loan was further extended in February 2021 to February 15, 2022. A penalty of $100,000 was added to the loan principal and the annual interest rate was increased to 10% on February 15, 2021 in connection with the extension. Loan is collateralized by a first security interest in building, land and property. See Note L – Subsequent Events

	$1,000,000	$900,000
Crestmark Line of Credit: Line of credit that will auto-renew on June 22, 2022 for another 12 months unless the Company provides 60 days advance notice of non-renewal. Interest is payable at a variable rate based on WSJ Prime plus 3% with a floor or 5.25%; loan fee of 0.5% annually & monthly maintenance fee of 0.3% on actual loan balance from prior month. Early termination fee of 2% if terminated prior to natural expiration. Loan is collateralized by first security interest in receivables and inventory and the all-in interest rate as of the date of this report is 11.95%.	178,000	277,000

2019 Term Loan with Cherokee Financial, LLC: 1 year note at an annual fixed interest rate of 18% paid quarterly in arrears and a balloon payment being due on February 15, 2020. Loan was extended in February 2020, until February 15, 2021, under the same terms and conditions. A penalty of $20,000 was added to the loan principal on February 15, 2020 in connection with the extension of the loan. Loan was further extended in February 2021 to February 15, 2022. Another penalty of $20,000 was added to the loan principal on February 15, 2021 in connection with the additional extension of the loan. See Note L – Subsequent Events

	240,000	220,000
April 2020 PPP Loan with Crestmark: 2 year SBA loan at 1% interest with first payment due October 2020. Entire Loan principal and all interest were forgiven on August 3, 2021.	0	332,000
November 2020 Shareholder Note; no terms, note was paid on February 24, 2021 with proceeds from Lincoln Park financing.	0	25,000
November 2020 Shareholder Note: Term loan at 7% interest (Prime + 3.75%), with an initial term of 6 months which was extended for another 6 months on May 4, 2021 to November 4, 2021. Interest only payments are being made on the loan. Loan was extended on November 3, 2021 to November 4, 2022 with no changes to any terms of the note.	50,000	50,000
December 2021 Shareholder Notes: Two term loans with two non-affiliated shareholders at 7% interest until principal and interest are both due in full, or until June 15, 2022. The first interest payments are due on March 15, 2022 and payment of final interest and principal are due June 15, 2022, or earlier as we receive further ERC refunds.	75,000	0
Total Debt	$1,543,000	$1,804,000
Current portion	$1,543,000	$684,000
Long-term portion, net of current portion	$0	$1,120,000

AMERICAN BIO MEDICA CORPORATION

Notes to financial statements

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

In February 2020, the Company extended the due date of the Cherokee LSA (with a balance of $900,000) to February 15, 2021. No terms of the facility were changed in February 2020. In connection with this extension, the Company was required to issue 2% of the $900,000 principal, or $18,000, in 257,143 restricted shares of the Company’s common stock to Cherokee.

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

Under the terms of the Second Extension Agreement, if the Company doesn’t pay off the principal on or before February 15, 2022, Cherokee may impose an 8% delinquent fee. This delinquent fee would only apply to the principal balance is on February 15, 2022.

Cantone Research, Inc. earned a 3% fee on the extended principal of $900,000 (or $27,000) for their services related to securing the Second Extension with Cherokee investors. This 3% service fee would be “rebated” if the Company prepaid any, or a portion, of the loan. As an example, if the Company made a principal reduction payment of $100,000, only $97,000 in cash would need to be remitted to Cherokee to have the $100,000 taken off the principal balance. The fee paid to Cantone Research, Inc. was recorded as a bank fee and is included in general and administrative expenses. The Company also paid Cherokee’s legal fees in the amount of $1,000.

The Company recognized $98,000 in interest expense related to the Cherokee LSA in Fiscal 2021 and, $89,000 in interest expense related to the Cherokee LSA in Fiscal 2020 (of which $16,000 is debt issuance cost amortization recorded as interest expense).

On August 18, 2021, we issued 625,000 restricted shares of common stock to Cherokee in lieu of paying the $25,000 August 2021 interest payment in cash. The closing price of the Company’s common shares on the date of the payment in lieu of cash was $0.04.

The Company incurred $8,000 in accrued interest expense at December 31, 2021 related to the Cherokee LSA and, $12,000 in accrued interest expense at December 31, 2020.

As of December 31, 2021 and December 31, 2020, the balance on the Cherokee LSA was $1,000,000 and 900,000, respectively.

AMERICAN BIO MEDICA CORPORATION

Notes to financial statements

In the event of default, this includes, but is not limited to; the Company’s inability to make any payments due under the Cherokee LSA (as amended) Cherokee has the right to increase the interest rate on the financing to 18%. A final balloon payment was due on February 15, 2022. See Note L – Subsequent Events for more information on the status of the Cherokee LSA.

LINE OF CREDIT WITH CRESTMARK BANK (“CRESTMARK”)

On June 29, 2015 (the “Closing Date”), the Company entered into a Loan and Security Agreement (“LSA”) with Crestmark related to a revolving line of credit (the “Crestmark LOC”). The Crestmark LOC is used for working capital and general corporate purposes. Upon completion of the initial 5 year term, the Crestmark LOC automatically renews for additional one (1) year terms unless notice of termination from the Company is received by Crestmark not less than sixty (60) days prior to the end of the renewal term. The current maturity date of the Crestmark LOC is June 22, 2022.

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

The Crestmark LOC has a minimum loan balance requirement of $500,000. At December 31, 2021, the Company did not meet the minimum loan balance requirement as our balance was $178,000. Under the LSA, Crestmark has the right to calculate interest on the minimum balance requirement rather than the actual balance on the Crestmark LOC (and they are exercising that right). The Crestmark LOC is secured by a first security interest in the Company’s inventory, and receivables and security interest in all other assets of the Company (in accordance with permitted prior encumbrances).

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

Interest on the Crestmark LOC is at a variable rate based on the Prime Rate plus 3% with a floor of 5.25%. As of December 31, 2021 and as of the date of this report, the interest only rate on the Crestmark LOC is 6.50%. As of the date of this report, with all fees considered (the interest rate + an Annual Loan Fee of $7,500 + a monthly maintenance fee of 0.30% of the actual average monthly balance from the prior month), the interest rate on the Crestmark LOC is 11.95%.

The Company incurred $50,000 and $41,000 in interest expense related to the Crestmark LOC in Fiscal 2021 and Fiscal 2020, respectively.

Given the nature of the administration of the Crestmark LOC, at December 31, 2021 and December 31, 2020, the Company had $0 in accrued interest.

As of December 31, 2021 and December 31, 2020, the balance on the Crestmark LOC was $178,000 and $277,000, respectively. There is no in additional availability under the Crestmark LOC at December 31, 2021 because we draw any balance available on a daily basis.

2019 TERM LOAN WITH CHEROKEE

On February 25, 2019, the Company entered into an agreement dated (and effective) February 13, 2019 with Cherokee under which Cherokee provided the Company with a loan in the amount of $200,000. The annual interest rate under the 2019 Cherokee Term Loan is 18% (fixed) paid quarterly in arrears.

AMERICAN BIO MEDICA CORPORATION

Notes to financial statements

On February 24, 2020, the Company completed a transaction related to a one-year Extension Agreement dated February 14, 2020 (the “Extension Agreement”) with Cherokee under which Cherokee extended the due date of the 2019 Cherokee Term Loan to February 15, 2021. No terms of the facility were changed under the Extension Agreement. For consideration of the Extension Agreement, the Company issued 1.5% of the $200,000 principal, or $3,000, in 42,857 restricted shares of the Company’s common stock to Cherokee. The Company also incurred a penalty in the amount of $20,000 which was added to the principal balance of the 2019 Cherokee Term Loan.

The final balloon payment was due on February 15, 2021; however the Company further extended the 2019 Cherokee Term Loan on February 24, 2021 to February 15, 2022. Under the terms of the extension, the 2019 Cherokee Term Loan was increased to $240,000 to include a $20,000 penalty that was due as a result of the Company being unable to pay back the principal balance to Cherokee on February 15, 2021. The annual interest rate under the 2019 Cherokee Term Loan remains fixed at 18% paid quarterly in arrears with the first interest payment being due on May 15, 2021. If the Company doesn’t pay off the principal on or before February 15, 2022, Cherokee may impose an 8% delinquent fee. This delinquent fee would only apply to the principal balance is on February 15, 2022.

The Company recognized $43,000 in interest expense related to the 2019 Cherokee Term Loan in Fiscal 2021. The Company recognized $40,000 in interest expense related to the 2019 Cherokee Term Loan in Fiscal 2020 (of which $1,000 is debt issuance cost amortization recorded as interest expense).

On August 18, 2021, we issued 270,000 restricted shares of common stock to Cherokee in lieu of paying the $11,000 August 2021 interest payment in cash. The closing price of the Company’s common shares on the date of the payment in lieu of cash was $0.04.

The Company had $4,000 in accrued interest expense related to the 2019 Cherokee Term Loan at December 31, 2021 and $7,000 in accrued interest expense at December 31, 2020. The balance on the 2019 Cherokee Term Loan is $240,000 at December 31, 2021 and $220,000 at December 31, 2020.

In the event of default, this includes, but is not limited to, the Company’s inability to make any payments due under the Agreement; Cherokee has the right to increase the interest rate on the financing to 20%. A final balloon payment was due on February 15, 2022. See Note L – Subsequent Events for more information on the status of the 2019 Cherokee Term Loan.

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

Interest in the amount of $3,000 was forgiven along with the principal. Since the loan was paid in full, there was $0 in accrued interest at December 31, 2021. The Company had $2,000 in accrued interest expense related to the PPP loan in Fiscal 2020; however as indicated previously, all interest was forgiven in August 2021.

The balance on the PPP Loan was $0 at December 31, 2021 and $332,000 at December 31, 2020.

NOVEMBER 2020 LOAN

On November 6, 2020, the Company entered into a loan agreement with our (then) Chairman of the Board Chaim Davis, under which Davis provided the Company the sum of $25,000 (the “November 2020 Loan”). There were no expenses or interest related to the November 2020 loan. The Company incurred $0 in interest expense in both Fiscal 2021 and Fiscal 2020. The balance on the November 2020 Term Loan was $0 at December 31, 2021 as the principal amount of $25,000 was paid in full on February 24, 2021.

AMERICAN BIO MEDICA CORPORATION

Notes to financial statements

NOVEMBER 2020 SHAREHOLDER TERM LOAN

On November 4, 2020, the Company entered into a loan agreement with an unaffiliated, individual shareholder in the amount of $50,000. There were no expenses related to the term loan and the interest rate is 7% (Prime + 3.75%). The first interest only payment was paid on February 4, 2021 and the final interest payment and 50,000 principal was due on May 4, 2021. On May 4, 2021, the Company extended this loan for another 6 months, or until November 4, 2021. The interest rate and all other terms of the note remained unchanged under the Extension.

On November 4, 2021, the Company entered into a twelve-month Extension Agreement (the “Extension”) with the shareholder. Under the Extension, the principal is now due on November 4, 2022. The interest rate and all other terms of the note remain unchanged under the Extension. All interest payments due to the shareholder have been paid as required with the next interest payment being due on May 4, 2022.

The Company recognized $3,000 in interest expense related to this loan in Fiscal 2021 and less than $1,000 in interest expense in Fiscal 2020. The Company had accrued less than $1,000 in interest expense related to this loan at December 31, 2021 and less than $1,000 at December 31, 2020.

DECEMBER 2021 SHAREHOLDER LOANS

On December 14, 2021, the Company entered into Loan Agreements with two non-affiliated investors resulting in gross (and net) proceeds of $75,000 as there were no costs associated with the loans. The loans bear interest of 7% per annum until principal and interest are both due in full, or until June 15, 2022. The first interest payments are due on March 15, 2022 and payment of final interest and principal are due June 15, 2022, or earlier as we receive further ERC refunds.

OTHER DEBT INFORMATION

In addition to the debt indicated previously, previous debt facilities (paid in full via refinance or conversion into equity) are as follows:

JULY 2019 TERM LOAN WITH CHAIM DAVIS, ET AL

On July 31, 2019, the Company entered into loan agreements with two (2) individuals, under which each individual provided the Company the sum of $7,000 (for a total of $14,000) to be used in connection with certain fees and/or expenses related legal matters of the Company (the “July 2019 Term Loan”). One of the individuals was our (then) Chairman of the Board, Chaim Davis. There were no expenses related to the July 2019 Term Loan. The first payment of principal and interest was due on September 1, 2019 and the last payment of principal and interest was due on October 1, 2020. The annual interest rate of the July 2019 Term Loan was fixed at 7.5% (which represented the WSJ Prime Rate when the loan agreements were executed) +2.0%.

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

DECEMBER 2019 CONVERTIBLE NOTE

On December 31, 2019, the Company entered into a Convertible Note with one individual in the amount of $25,000 (“2019 Convertible Note”). Under the terms of the 2019 Convertible Note, the principal amount would convert into equity within 120 days of the origination of the note or upon the close of a contemplated private placement in early 2020, whichever was sooner. The 2019 Convertible Note did not bear any interest and was ultimately converted into equity as part of a private placement closed in February 2020. The balance on the 2019 Convertible Note was $0 at December 31, 2020.

AMERICAN BIO MEDICA CORPORATION

Notes to financial statements

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits Net Operating Loss (“NOL”) carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. With regards to the use of net losses incurred for 2018 and later, such net operating losses have no expiration, while taxable income can only be offset up to 80% of taxable income. Net operating losses incurred prior to 2018 may be fully utilized to offset taxable income.

A reconciliation of the U.S. Federal statutory income tax rate to the effective income tax rate is as follows:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Tax expense at federal statutory rate	(21%)	(21%)
State tax expense, net of federal tax effect	0%	0%
Permanent differences	(12%)	-
Expired NOL	119%	42%
Deferred income tax asset valuation allowance	(86%)	(21%)
Effective income tax rate	(0%)	(0%)

Significant components of the Company’s deferred income tax assets are as follows:

	December 31, 2021	December 31, 2020

Inventory capitalization	$8,000	$8,000
Inventory allowance	72,000	73,000
Allowance for doubtful accounts	1,000	6,000
Accrued compensation	18,000	18,000
Stock based compensation	160,000	162,000
Deferred wages payable	21,000	36,000
Depreciation – property, plant and equipment	(24,000)	(5,000)
Research and development credits	24,000	22,000
Net operating loss carry-forward	2,631,000	3,123,000
Total gross deferred income tax assets	2,911,000	3,443,000
Less deferred income tax assets valuation allowance	(2,911,000)	(3,443,000)
Net deferred income tax assets	$0	$0

The valuation allowance for net deferred income tax assets as of December 31, 2021 and December 31, 2020 was $2,911,000 and $3,443,000, respectively. The net change in the valuation allowance was $532,000 for Fiscal 2021 and $224,000 for Fiscal 2020. The Company believes that it is more likely than not that the net deferred tax assets will not be realized.

AMERICAN BIO MEDICA CORPORATION

Notes to financial statements

As of December 31, 2021, the prior three years remain open for examination by the federal or state regulatory agencies for purposes of an audit for tax purposes.

At December 31, 2021, the Company had Federal net operating loss carry-forwards for income tax purposes of approximately $2,631,000 and research and development credits of $24,000. The Company’s net operating loss carry-forwards begin to expire in 2022 and continue to expire through 2037. Net operating losses incurred from 2018 to date have no expiration date. In assessing the realizability of net deferred income tax assets, management considers whether or not it is more likely than not that some portion or all of the net deferred income tax assets will be realized. The ultimate realization of net deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment.

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

NOTE G – OTHER INCOME / EXPENSE

Other income of $718,000 in Fiscal 2021 consisted of income related to the forgiveness of our PPP loan in the amount of $335,000, other income of $58,000; which is $50,000 related to certain non-refundable prepayments (customer deposits) that were forfeited when the customer did not remit the remaining amounts due on the order and $8,000 in income related to gains on certain liabilities, $619,000 in income from the Employee Retention Credit recognized in Fiscal 2021 (which is $44,000 in credits taken in Q3 2021, $38,000 in credit taken in Q4 2021 and $537,000 in refunds filed for credits in the first three quarters of 2021). This income was offset by interest expense associated with our credit facilities (our line of credit, our two loans with Cherokee Financial, LLC and a shareholder loan) and a $100,000 write off related to impairment of the Company’s patent asset.

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

[2] Stock options: During Fiscal 2021 and Fiscal 2020, the Company issued 0 options to purchase shares of common stock.

As of December 31, 2021, there were 1,937,000 options issued and outstanding under the 2001 Plan. There were no options issued under the 2013 Plan, making the total issued and outstanding options 1,937,000 as of December 31, 2021. Of the total options issued and outstanding, 1,937,000 were fully vested as of December 31, 2021. As of December 31, 2021, there were 1,780,000 options available for issuance under the 2001 Plan and 4,000,000 options available under the 2013 Plan.

AMERICAN BIO MEDICA CORPORATION

Notes to financial statements

Stock option activity for Fiscal 2021 and Fiscal 2020 is summarized as follows: (the figures contained within the tables below have been rounded to the nearest thousand)

	Year Ended December 31,2021			Year Ended December 31, 2020
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding-beginning of year	1,987,000	$0.13		2,252,000	$0.13
Granted	0	NA		0	NA
Exercised	0	NA		0	NA
Cancelled/expired	(50,000)	$0.13		(265,000)	$0.10
Options outstanding-end of year	1,937,000	$0.13	$1,000	1,987,000	$0.13	$291,324
Options exercisable-end of year	1,937,000	$0.13		1,987,000	$0.13

The following table presents information relating to stock options outstanding as of December 31, 2021:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of Exercise		Exercise	Remaining		Exercise
Price	Shares	Price	Life in Years	Shares	Price

$0.07 - $0.11	910,000	$0.11	4.59	910,000	$0.11
$0.12 - $0.16	730,000	$0.13	2.90	730,000	$0.13
$0.18 - $0.26	297,000	$0.19	0.68	297,000	$0.19
TOTAL	1,937,000	$0.13	3.35	1,937,000	$0.13

The Company recognized $0 in share based payment expense related to stock options in Fiscal 2021 and $2,000 in share based payment expense in Fiscal 2020. As of December 31, 2021, there was $0 of total unrecognized share based payment expense related to stock options.

[3] Warrants:

Warrant activity for Fiscal 2021 and Fiscal 2020 is summarized as follows:

	Year Ended December 31, 2021			Year Ended December 31, 2020
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Warrants outstanding at beginning of year	0	NA		2,000,000	$0.18
Granted	0	NA		0	NA
Exercised	0	NA		0	NA
Cancelled/expired	0	NA		(2,000,000)	NA
Warrants outstanding at end of year	0	NA	None	0	NA	None
Warrants exercisable at end of year	0	NA		0	NA

AMERICAN BIO MEDICA CORPORATION

Notes to financial statements

NOTE I – COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

[1] Operating leases: The Company leases office and R&D/production facilities in New Jersey under a, non-cancellable operating lease through December 31, 2022. The Company also leases office support equipment through July 2022 and December 2025. At December 31, 2021, the future minimum rental payments under these operating leases are as follows:

2022	38,000
2023	1,000
2024	1,000
2025	1,000
2026	0
$41,000

Rent Expense was $47,000 in Fiscal 2021 and $46,000 in Fiscal 2020.

[2] Employment agreements: The Company has an employment agreement in place with its Chief Executive Officer/Principal Financial Officer, Melissa Waterhouse. The employment agreement with Ms. Waterhouse provides for a $160,000 annual salary (although the salary of Ms. Waterhouse was deferred by 10% through June 2020; resulting in deferred compensation due to Waterhouse in the amount of $73,000 through December 31, 2021). The employment agreement contains severance provisions; in the event the Company terminates Ms. Waterhouse’s employment for any reason other than cause (which is defined under the employment agreement), Ms. Waterhouse would receive severance pay equal to 12 months of her base salary at the time of termination, with continuation of all medical benefits during the twelve-month period at the Company’s expense. In addition, Ms. Waterhouse may tender her resignation and elect to exercise the severance provision if she is required to relocate more than 50 miles from the Company’s New York facility as a continued condition of employment, if there is a substantial change in the responsibilities normally assumed by her position, or if she is asked to commit or conceal an illegal act by an officer or member of the board of directors of the Company. In the case of a change in control of the Company, Ms. Waterhouse would be entitled to severance pay equal to two times her base salary under certain circumstances.

[3] Legal:

From time to time, the Company may be named in immaterial legal proceedings in connection with matters that arise during the normal course of business. While the ultimate outcome of any such litigation cannot be predicted, if the Company is unsuccessful in defending any such immaterial litigation, the resulting financial losses are not expected to have a material adverse effect on the financial position, results of operations and cash flows of our company.

[4] Property Taxes: The Company is currently delinquent in its property and school taxes. The Company has been communicating with the county over the past several months to discuss options for payment of the delinquent taxes; including, but not limited to, entering into a payment plan offered by the county.

NOTE J – LINCOLN PARK EQUITY LINE OF CREDIT

On December 9, 2020, the Company entered into a Purchase Agreement and a Registration Rights Agreement with Lincoln Park (together the “Agreements”) under which Lincoln Park agreed to purchase from the Company, from time to time, up to $10,250,000 of its shares of common stock, par value $0.01 per share, subject to certain limitations set forth in the Purchase Agreement, during the term of the Purchase Agreement (two years). On December 9, 2020, the Company sold 500,000 shares of common stock to Lincoln Park in an initial purchase under the Purchase Agreement for a purchase price of $125,000. As consideration for Lincoln Park’s irrevocable commitment to purchase common shares upon the terms of and subject to satisfaction of the conditions set forth in the Purchase Agreement, on December 9, 2020, the Company also issued 1,250,000 shares of common stock to Lincoln Park as commitment shares. The commitment shares were valued at $138,000 and recorded as an addition to equity for the issuance of common stock and treated as a reduction to equity as a cost of capital to be raised under the Lincoln Park facility. While this commitment fee relates to the entire offering and the purchases of common shares that will occur over time, the Company recorded the entire commitment fee as issuance costs in additional paid-in capital at the time the commitment fee was paid because the offering had been consummated, but, at the time the shares of common stock were issued for the commitment fee, there was no guaranteed future economic benefit from the payment of the fee.

AMERICAN BIO MEDICA CORPORATION

Notes to financial statements

Pursuant to the terms of the Registration Rights Agreement, the Company was required to file with the U.S. Securities and Exchange Commission (the “SEC”) a registration statement on Form S-1 (the “Registration Statement”) to register for resale under the Securities Act of 1933, as amended (the “Securities Act”), the shares of common stock issued and sold as well as the shares of common stock that the Company may elect in the future to issue and sell to Lincoln Park from time to time under the Purchase Agreement. The Company filed the Form S-1 on December 29, 2020 and the SEC declared the Form S-1, as amended, on January 11, 2022. On January 11, 2021, the Company sold the remaining 500,000 shares of common stock to Lincoln Park required as an initial purchase under the Purchase Agreement for a purchase price of $125,000.

From and after the Commencement, under the Purchase Agreement, on any business day selected by the Company on which the closing sale price of its common stock exceeds $0.05, the Company may direct Lincoln Park to purchase up to 200,000 common shares on the applicable purchase date (a “Regular Purchase”), which maximum number of shares may be increased to certain higher amounts up to a maximum of 250,000 common shares, if the market price of the Company’s common stock at the time of the Regular Purchase equals or exceeds $0.20 and which maximum number of shares may be further increased to certain higher amounts up to a maximum of 500,000 common shares, if the market price of the Company’s common stock at the time of the Regular Purchase equals or exceeds $0.50 (such share and dollar amounts subject to proportionate adjustments for stock splits, recapitalizations and other similar transactions as set forth in the Purchase Agreement), provided that Lincoln Park’s purchase obligation under any single Regular Purchase may not exceed $500,000. The purchase price of the shares of common stock the Company may elect to sell to Lincoln Park under the Purchase Agreement in a Regular Purchase, if any, will be based on 95% of the lower of: (i) the lowest sale price on the purchase date for such Regular Purchase and (ii) the arithmetic average of the three lowest closing sale prices for the Company’s common shares during the 15 consecutive business days ending on the business day immediately preceding the purchase date for a Regular Purchase (in each case, to be appropriately adjusted for any reorganization, recapitalization, non-cash dividend, stock split or other similar transaction.). In addition to Regular Purchases, the Company may also direct Lincoln Park to purchase other amounts of the Company’s common shares in “accelerated purchases” and in “additional accelerated purchases” under the terms set forth in the Purchase Agreement.

Lincoln Park cannot require the Company to sell them any common stock, but is obligated to make purchases as the Company directs, subject to certain conditions. There are no upper limits on the price per share that Lincoln Park must pay for the Company’s common shares that the Company may elect to sell to them pursuant to the Purchase Agreement. In all instances, the Company may not sell common shares to Lincoln Park under the Purchase Agreement to the extent that the sale of shares would result in Lincoln Park beneficially owning more than 9.99% of our common shares. There are no restrictions on future financings, rights of first refusal, participation rights, penalties or liquidated damages in the Purchase Agreement or Registration Rights Agreement, other than the Company’s agreement not to enter into any “variable rate” transactions (as defined in the Purchase Agreement) with any third party, subject to certain exceptions set forth in the Purchase Agreement, for the period set forth in the Purchase Agreement. Lincoln Park has covenanted not to cause or engage in any direct or indirect short selling or hedging of the Company’s common stock.

AMERICAN BIO MEDICA CORPORATION

Notes to financial statements

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

In Fiscal 2021, the Company sold 6,500,000 shares of common stock that represented the balance of the Initial Purchase and 6,000,000 shares of common stock to Lincoln Park as Regular Purchases. The Company received proceeds of $639,000 from these purchases. In Fiscal 2020, the Company sold 500,000 shares of common stock to Lincoln Park in an initial purchase under the Purchase Agreement for a purchase price of $125,000.

NOTE K –EMPLOYEE RETENTION CREDIT RECEIVABLE

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

The maximum qualified wages for each employee under the current ERC is $10,000 per quarter. Also, because we have 100 or fewer full-time employees, health plan expenses borne by the Company can also be includes as qualified wages in addition to salary. To qualify for the ERC in 2021, an employer must have experienced at least a 20% reduction in gross receipts when compared to the same quarter in either 2020 or 2019. During the first quarter of 2021, the second quarter of 2021 and the third quarter of 2021, the Company qualified for the ERC when comparing its 2021 quarters with both 2020 and 2019 quarters. In August 2021, the Company’s payroll service provider processed and mailed a Form 941-X to claim a refund in the amount of $202,000 on qualified wages paid in the first quarter of 2021. Due to a change in the Form 941-X, the Company’s payroll service provider did not process and mail its Form 941-X to claim a refund in the amount of $198,000 on qualified wages paid in the second quarter of 2021 until October 28, 2021. In the middle of the third quarter of Fiscal 2021, the Company began taking the ERC in its current payroll; which reduced the Company’s payroll by approximately $44,000 in the third quarter of 2021 and $38,000 in the fourth quarter of Fiscal 2021 (until the ERC program was ended as previously indicated). The Company did not have to amend its Form 941 for the third quarter of 2021 so, a Form 941 claiming a refund in the amount of $137,000 was filed electronically with the IRS on November 1, 2021 by the Company’s payroll service provider. Upon passing of the Infrastructure Bill, the Company ceased taking the ERC in its current payroll.

AMERICAN BIO MEDICA CORPORATION

Notes to financial statements

On December 28, 2021, we received our refund for the third quarter of Fiscal 2021 in the amount of $137,000. Shortly before receiving our first refund, we spoke with the Internal Revenue Service (“IRS”) to obtain statuses of our filings. It was then that we were informed that they did not have record of receiving our Form 941-X for the first quarter of Fiscal 2021 (which was mailed by our service provider in August 2021). We re-sent the Form 941-X for the first quarter of Fiscal 2021 via overnight service on December 31, 2021 and the IRS received it on January 5, 2022. This lack of receipt will result in a delay in receiving our expected refund in the amount of $203,000. Based on our discussion with the IRS, we were expecting the refund for the second quarter of Fiscal 2020 sometime in February 2022; however, as of the date of this report, we have not received any further refund payments. The Company’s expected refunds; totaling $400,000, are included on the Condensed Balance Sheets under current assets, as well as on the Company’s Condensed Statements of Operations under other income.

Laws and regulations concerning government programs, including the Employee Retention Credit are complex and subject to varying interpretations. Claims made under the CARES Act may also be subject to retroactive audit and review. There can be no assurance that regulatory authorities will not challenge the Company’s claim to the ERC, and it is not possible to determine the impact (if any) this would have upon the Company. Although the Company has recorded $400,000 under other long term liabilities on our Condensed Balance Sheets at December 31, 2021, even if the Company’s refund claim was challenged and ultimately denied, the Company would not actually have to remit $400,000 to the IRS as that amount has already been remitted to the IRS.

NOTE L – SUBSEQUENT EVENTS

Financial Advisory Agreement

On March 7, 2022, the Company entered into a Financial Advisory Agreement (the “Agreement”) with Landmark Pegasus, Inc. (‘Landmark”). The Agreement provides that Landmark will provide certain financial advisory services for a minimum period of 3 months (which period commenced on February 28, 2022), and as consideration for these services, the Company will pay Landmark (a) a retainer fee consisting of 500,000 restricted shares of common stock and a warrant to purchase 2.75 million shares of the Company’s common stock at a strike price equal to the average closing price of the Company’s common shares for the 30 days preceding the Agreement, or $0.035 per share, resulting in gross proceeds to the Company in the amount of $96,250.00. The warrant will vest upon the closing of a transaction involving Landmark or upon the invocation of a “Breakup Fee”.

The Breakup Fee will be invoked upon the generation of a specific transaction to ABMC which meets certain criteria agreed upon by both the Company and Landmark; which transaction is then rejected by the Company. The Company will also pay to Landmark a “Success Fee” for the consummation of a transaction closing during the term of the Agreement and for 12 months thereafter, between the Company and any party first introduced to the Company by Landmark, or with any party the Company has specifically requested Landmark’s assistance with the transaction.

Upon invocation of the Breakup Fee or payment of the Success Fee, the Company will also issue an additional 250,000 restricted shares of the Company’s common stock.

In the event that the Company consummates a transaction involving the provision of services to any party introduced to the Company by Landmark or with any party the Company has specifically requested Landmark’s assistance with, the Company will pay Landmark 10% of any revenues received from the transaction, unless this percentage is modified by both the Company and Landmark in writing. There is no material relationship between the Company and Landmark, other than with respect to the Agreement.

Cherokee LSA and 2019 Term Loan

As of the date of this report, the Company has not remitted the February 2022 interest and balloon payments required under the Cherokee LSA in the amount of $1,000,000 and the 2019 Cherokee Term Loan in the amount of $240,000. The Company is in discussions with Cherokee related to these payments including, but not limited to, the possible payoff of the two credit facilities via a refinance or further extension of the facilities. Considering these discussions, as of the date of this report, Cherokee has not called a default under either facility nor have they imposed default interest or penalties under either facility. The Company does expect to conclude these discussions with Cherokee shortly after filing this Annual Report on Form 10-K and expects to file a Current Report on Form 8-K when required.

AMERICAN BIO MEDICA CORPORATION

Notes to financial statements

NOTE M- SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in one reportable segment. All of the Company’s long-lived assets are located within the United States.

Information concerning net sales by principal geographic location is as follows:

	Year Ended December 31, 2021	Year Ended December 31, 2020
United States	$2,053,000	$3,417,000
North America (not domestic)	0	4,000
Europe	29,000	55,000
Asia/Pacific Rim	2,000	17,000
South America	134,000	616,000
Africa	0	38,000
	$2,218,000	$4,147,000

