Form 10-Q
period 2022-03-31
AMERICAN BIO MEDICA CORP
filed 2022-05-16
CIK 896747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

48,098,476 Common Shares as of May 16, 2022

American Bio Medica Corporation

Index to Quarterly Report on Form 10-Q

For the quarter ended March 31, 2022

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

American Bio Medica Corporation
Condensed Balance Sheets
	March 31,	December 31,
	2022	2021
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$17,000	$115,000
Accounts receivable, net of allowance for doubtful accounts of $2,000 at March 31, 2022 and $3,000 at December 31, 2021	138,000	323,000
Inventory, net of allowance of $260,000 at March 31, 2022 and $278,000 at December 31, 2021	419,000	443,000
Employee retention credit receivable	400,000	400,000
Prepaid expenses and other current assets	35,000	24,000
Right of use asset – operating leases	29,000	35,000
Total current assets	1,038,000	1,340,000
Property, plant and equipment, net	504,000	517,000
Right of use asset – operating leases	2,000	5,000
Other assets	21,000	21,000
Total assets	$1,565,000	$1,883,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$843,000	$682,000
Accrued expenses and other current liabilities	450,000	467,000
Right of use liability – operating leases	27,000	35,000
Wages payable	93,000	97,000
Line of credit	93,000	178,000
Cherokee notes payable, past due	1,240,000	0
Current portion of long-term debt, net of deferred finance costs	125,000	1,365,000
Total current liabilities	2,871,000	2,824,000
Right of use liability – operating leases	2,000	3,000
Total liabilities	2,873,000	2,827,000
COMMITMENTS AND CONTINGENCIES
Stockholders’ deficit:
Preferred stock; par value $0.01 per share; 5,000,000 shares authorized, none issued and outstanding at March 31, 2022 and December 31, 2021	0	0
Common stock; par value $0.01 per share; 75,000,000 shares authorized; 48,098,476 issued and outstanding at March 31, 2022 and 47,598,476 issued and outstanding as of December 31, 2021	481,000	476,000
Additional paid-in capital	22,403,000	23,393,000
Accumulated deficit	(24,192,000)	(23,813,000)
Total stockholders’ (deficit)	(1,308,000)	(944,000)
Total liabilities and stockholders’ deficit	$1,565,000	$1,883,000

The accompanying notes are an integral part of the condensed financial statements

American Bio Medica Corporation
Condensed Statements of Operations
(Unaudited)
	For The Three Months Ended
	March 31,
	2022	2021

Net sales	$351,000	$566,000

Cost of goods sold	323,000	461,000

Gross profit	28,000	105,000

Operating expenses:
Research and development	22,000	20,000
Selling and marketing	42,000	83,000
General and administrative	295,000	511,000
	359,000	614,000

Operating loss	(331,000)	(509,000)

Other expense:
Interest expense	(48,000)	(47,000)
	(48,000)	(47,000)

Net loss before tax	(379,000)	(556,000)

Income tax expense	0	0

Net loss	$(379,000)	$(556,000)

Basic and diluted loss per common share	$(0.01)	$(0.01)

Weighted average number of shares outstanding – basic & diluted	47,770,698	38,859,032

The accompanying notes are an integral part of the condensed financial statements

American Bio Medica Corporation
Condensed Statements of Cash Flows
(Unaudited)
	For The Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(379,000)	$(556,000)
Adjustments to reconcile net loss to bet cash used in operating activities:
Depreciation and amortization	13,000	18,000
Penalty added to Cherokee loan balance	0	120,000
Provision for bad debt	(1,000)	(17,000)
Provision for slow moving and obsolete inventory	0	21,000
Consulting fee paid with restricted stock	15,000	0
Changes in:
Accounts receivable	186,000	87,000
Inventory	24,000	8,000
Prepaid expenses and other current assets	(11,000)	7,000
Right of use asset	9,000	9,000
Accounts payable	161,000	52,000
Accrued expenses and other current liabilities	(17,000)	(103,000)
Right of use liability	(9,000)	(9,000)
Wages payable	(4,000)	4,000
Net cash used in operating activities	(13,000)	(359,000)
Cash flows from financing activities:
Payments on debt financing	0	(25,000)
Proceeds from Lincoln Park financing	0	381,000
Proceeds from lines of credit	462,000	595,000
Payments on lines of credit	(547,000)	(627,000)
Net cash (used in) / provided by financing activities	(85,000)	323,000
Net change in cash and cash equivalents	(98,000)	(35,000)
Cash and cash equivalents - beginning of period	115,000	98,000
Cash and cash equivalents - end of period	$17,000	$63,000
Supplemental disclosures of cash flow information
Non-Cash transactions:
Consulting fee paid with restricted stock	$15,000	$0
Cash paid for interest	$46,000	$41,000

The accompanying notes are an integral part of the condensed financial statements

Notes to condensed financial statements (unaudited)

March 31, 2022

Note A - Basis of Reporting

The accompanying unaudited interim condensed financial statements of American Bio Medica Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. Accordingly, these unaudited interim condensed financial statements do not include all information and footnotes required by U.S. GAAP for complete financial statement presentation. These unaudited interim condensed financial statements should be read in conjunction with audited financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. In the opinion of management, the interim condensed financial statements include all normal, recurring adjustments which are considered necessary for a fair presentation of the financial position of the Company at March 31, 2022, and the results of operations and cash flows for the three month periods ended March 31, 2022 (the “First Quarter 2022”) and March 31, 2021 (the “First Quarter 2021”).

Operating results for the First Quarter 2022 are not necessarily indicative of results that may be expected for the year ending December 31, 2022. Amounts at December 31, 2021 are derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

During the First Quarter 2022, there were no significant changes to the Company’s critical accounting policies, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

These unaudited interim condensed financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. The independent registered public accounting firm’s report on the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, contained an explanatory paragraph regarding the Company’s ability to continue as a going concern. As of the date of this report, the Company’s current cash balances, together with cash generated from future operations and amounts available under the Company’s credit facilities may not be sufficient to fund operations through May 2023.

Through the First Quarter of 2022, the Company had a line of credit with Crestmark Bank. The maximum availability on the Company’s line of credit was $1,000,000. However, because the amount available under the line of credit is based upon the Company’s accounts receivable, the amounts actually available under the line of credit (historically) have been significantly less than the maximum availability. As of March 31, 2022, based on the Company’s availability calculation, there were no additional amounts available under the Company’s line of credit because the Company draws any balance available on a daily basis.

The Company’s credit facilities with Cherokee Financial, LLC (“Cherokee”) matured/expired on February 15, 2022 with a final balloon payment of $1,240,000 which has not been paid and is now past due. The Company is currently in discussions with Cherokee related to the maturity and loan payoff, including, but not limited to, methods to pay off the two credit facilities, restructuring of the credit facilities and/or further extension of the facilities. Considering these discussions, as of the date of this report, Cherokee has not called a default under either facility nor have they imposed default interest under either facility. The Company is hoping to conclude these discussions with Cherokee shortly and expects to file a Current Report on Form 8-K when required.

The Company’s total debt at March 31, 2022 with Cherokee Financial, LLC is $1,240,000. The Company does not expect cash from operations within the next 12 months to be sufficient to pay the amounts due under these credit facilities so, the Company is currently looking at alternatives to pay off or refinance these facilities.

As discussed in more detail in “Cash Flow, Outlook/Risk”, if sales levels decline further, the Company will have further reduced availability on its line of credit due to decreased accounts receivable balances. If availability under the Company’s line of credit is not sufficient to satisfy our working capital and capital expenditure requirements, the Company will be required to obtain additional credit facilities or sell additional equity securities, or delay capital expenditures, which could have a material adverse effect on the business. There is no assurance that such financing will be available or that the Company will be able to complete financing on satisfactory terms, if at all.

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

There are not any new accounting standards issued but, not yet adopted in the First Quarter 2022.

Any other new accounting pronouncements recently issued, but not yet effective, have been reviewed and determined to be not applicable or were related to technical amendments or codification. As a result, the adoption of such new accounting pronouncements, when effective, is not expected to have a material effect on the Company’s financial position or results of operations.

Note B – Inventory

Inventory is comprised of the following:

	March 31, 2022	December 31, 2021

Raw Materials	$448,000	$462,000
Work In Process	94,000	109,000
Finished Goods	137,000	150,000
Allowance for slow moving and obsolete inventory	(260,000)	(278,000)
	$419,000	$443,000

N ote C – Net Loss Per Common Share

                Basic net loss per common share is calculated by dividing the net loss by the weighted average number of outstanding common shares during the period. Diluted net income per common share includes the weighted average dilutive effect of stock options and warrants. When the Company has a loss, option and warrants are not included as they would be anti-dilutive. Potential common shares outstanding as of March 31, 2022 and 2021:

	March 31, 2022	March 31, 2021
Options	1,937,000	1,987,000
Total	1,937,000	1,987,000

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

Note E – Line of Credit and Debt

                The Company’s Line of Credit and Debt consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021

Loan and Security Agreement with Cherokee Financial, LLC: 5 year note executed on February 15, 2015, at a fixed annual interest rate of 8% plus a 1% annual oversight fee, interest only and oversight fee paid Loan was extended for one year (until February 15, 2021) on February 15, 2020 under the same terms and conditions as original loan. Loan was further extended in February 2021 to February 15, 2022 with $100,000 added to the loan principal as a penalty and the annual interest rate increased to 10%. Loan is collateralized by a first security interest in building, land and machinery & equipment. See Note I – Subsequent Events

	$1,000,000	$1,000,000
Crestmark Line of Credit: Line of credit maturing on June 22, 2023 with interest payable at a variable rate based on WSJ Prime plus 3% with a floor or 5.25%; loan fee of 0.5% annually & monthly maintenance fee of 0.3% on actual loan balance from prior month. Early termination fee of 2% if terminated prior to natural expiration. Loan is collateralized by first security interest in receivables, inventory and all other assets. The all-in interest rate as of the date of this report is 12.58%.	93,000	178,000
2019 Term Loan with Cherokee Financial, LLC: Note at an annual fixed interest rate of 18% paid quarterly in arrears and a balloon payment due on February 15, 2020. Loan was extended in February 2020, until February 15, 2021 with a penalty of $20,000 added to the loan principal. Loan was further extended in February 2021 to February 15, 2022 with another penalty of $20,000 added to the loan principal. See Note I – Subsequent Events	240,000	240,000
November 2020 Shareholder Note: Term loan at 7% interest (Prime + 3.75%) with the first interest only payment being made on February 4, 2021 and the final interest and $50,000 principal due on November 4, 2022.	50,000	50,000
December 2021 Shareholder Notes: Two term loans with two non-affiliated shareholders at 7% interest until principal and interest are both due in full, or until June 15, 2022. The first interest payments were due on March 15, 2022 and payment of final interest and principal are due June 15, 2022, or earlier as we receive further ERC refunds	75,000	75,000
Total Debt	$1,458,000	$1,543,000
Current portion	$1,458,000	$1,543,000

LOAN AND SECURITY AGREEMENT ("LSA")WITH CHEROKEE FINANCIAL, LLC (“CHEROKEE”)

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

Under the terms of the Second Extension, the Cherokee LSA was increased to $1,000,000 to include a $100,000 penalty that was due as a result of the Company being unable to pay back the principal balance to Cherokee on February 15, 2021. Under the Second Extension, the annual interest rate on the Cherokee LSA was increased to a fixed rate of 10% (the prior fixed rate was 8%) plus a 1% annual oversight fee (that remained unchanged). Interest and the oversight fee are due quarterly.

In the event of default, this includes, but is not limited to; the Company’s inability to make any payments due under the Cherokee LSA (as amended) Cherokee has the right to increase the interest rate on the financing to 18%. A final balloon payment was due on February 15, 2022. Under the terms of the Second Extension Agreement, if the Company doesn’t pay off the principal on or before February 15, 2022, Cherokee may impose an 8% delinquent fee. This delinquent fee applies to the principal balance due on February 15, 2022. Although the facility was not paid off on February 15, 2022, Cherokee has not imposed this delinquent fee or increased the interest rate.

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

The Company recognized $25,000 in interest expense related to the Cherokee LSA in the First Quarter 2022 and $23,000 in interest expense related to the Cherokee LSA in the First Quarter 2021.

The Company had $8,000 in accrued interest expense at March 31, 2022 related to the Cherokee LSA.

As of March 31, 2022 and December 31, 2021, the balance on the Cherokee LSA was $1,000,000. See Note I – Subsequent Events for more information on the status of the Cherokee LSA.

LINE OF CREDIT WITH CRESTMARK BANK (“CRESTMARK”)

On June 29, 2015 (the “Closing Date”), the Company entered into a Loan and Security Agreement (“LSA”) with Crestmark related to a revolving line of credit (the “Crestmark LOC”). The Crestmark LOC is used for working capital and general corporate purposes. Upon completion of the initial 5 year term, the Crestmark LOC automatically renews for additional one (1) year terms unless notice of termination from the Company is received by Crestmark not less than sixty (60) days prior to the end of the renewal term. The current maturity date of the Crestmark LOC is June 22, 2023.

Although secured by inventory and other assets, the Crestmark LOC is a receivables-based only line of credit and the maximum availability (“Maximum Amount”) under the Crestmark LOC is $1,000,000. The Crestmark LOC has a minimum loan balance requirement of $500,000. At March 31, 2022, the Company did not meet the minimum loan balance requirement as our balance was $93,000. Under the LSA, Crestmark has the right to calculate interest on the minimum balance requirement rather than the actual balance on the Crestmark LOC (and they are exercising that right). The Crestmark LOC is secured by a first security interest in the Company’s inventory, receivables and security interest in all other assets of the Company (in accordance with permitted prior encumbrances).

In the event of a default of the LSA, which includes but is not limited to, failure of the Company to make any payment when due, Crestmark is permitted to charge an Extra Rate. The Extra Rate is the Company’s then current interest rate plus 12.75% per annum.

Interest on the Crestmark LOC is at a variable rate based on the Prime Rate plus 3% with a floor of 5.25%. As of March 31, 2022 and as of the date of this report, the interest only rate on the Crestmark LOC is 6.50%. As of the date of this report, with all fees considered (the interest rate + an Annual Loan Fee of $7,500 + a monthly maintenance fee of 0.30% of the actual average monthly balance from the prior month), the interest rate on the Crestmark LOC is 12.58%.

The Company incurred $10,000 in interest expense in the First Quarter 2022 and $12,000 in interest expense in the First Quarter 2021 related to the Crestmark LOC. Given the nature of the administration of the Crestmark LOC, at March 31, 2022, the Company had $0 in accrued interest expense related to the Crestmark LOC, and there is $0 in additional availability under the Crestmark LOC.

2019 TERM LOAN WITH CHEROKEE

On February 25, 2019, the Company entered into an agreement dated (and effective) February 13, 2019 with Cherokee under which Cherokee provided the Company with a loan in the amount of $200,000. The annual interest rate under the 2019 Cherokee Term Loan is 18% (fixed) paid quarterly in arrears.

On February 24, 2020, the Company completed a transaction related to a one-year Extension Agreement dated February 14, 2020 (the “Extension Agreement”) with Cherokee under which Cherokee extended the due date of the 2019 Cherokee Term Loan to February 15, 2021. No terms of the facility were changed under the Extension Agreement. The final balloon payment was due on February 15, 2021; however the Company further extended the 2019 Cherokee Term Loan on February 24, 2021 to February 15, 2022. Under the terms of this additional extension, the 2019 Cherokee Term Loan was increased to $240,000 to include a $20,000 penalty that was due as a result of the Company being unable to pay back the principal balance to Cherokee on February 15, 2021. The annual interest rate under the 2019 Cherokee Term Loan remains fixed at 18% paid quarterly in arrears.

In the event of default, this includes, but is not limited to, the Company’s inability to make any payments due under the Agreement; Cherokee has the right to increase the interest rate on the financing to 20%. A final balloon payment was due on February 15, 2022. If the Company didn’t pay off the principal on or before February 15, 2022, Cherokee could impose an 8% delinquent fee. This delinquent fee applies to the principal balance due on February 15, 2022. Although the facility was not paid off on February 15, 2022, Cherokee has not imposed this delinquent fee or increased the interest rate.

The Company recognized $11,000 in interest expense in the First Quarter 2022 and $10,000 in interest expense in the First Quarter 2021 related to the 2019 Cherokee Term Loan. The Company had $4,000 in interest expense accrued at March 31, 2022. The balance on the 2019 Cherokee Term Loan is $240,000 at March 31, 2022 and December 31, 2021. See Note I – Subsequent Events for more information on the status of the 2019 Cherokee Term Loan.

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

The Company recognized $1,000 in interest expense related to the November 2020 term loan in the First Quarter 2022 and the First Quarter 2021. The Company had less than $1,000 of interest expense accrued related to the November 2020 Term Loan in the First Quarter 2022. The balance on the November 2020 Term Loan was $50,000 at March 31, 2022 and at December 31, 2021.

DECEMBER 2021 SHAREHOLDER LOANS

On December 14, 2021, the Company entered into Loan Agreements with two non-affiliated investors resulting in gross (and net) proceeds of $75,000 as there were no costs associated with the loans. The loans bear interest of 7% per annum until principal and interest are both due in full, or until June 15, 2022. The first interest payments were due on March 15, 2022 and payment of final interest and principal are due June 15, 2022, or earlier as we receive further ERC refunds.

The Company incurred $1,000 in interest expense related to these loans in the First Quarter 2022 and $0 in interest expense in the First Quarter 2021 (as the facilities were not in place until December 2021). The Company had less than $1,000 in accrued interest expense at March 31, 2022. The balance on these loans was $75,000 at March 31, 2022 and at December 31, 2021.

OTHER DEBT INFORMATION

In addition to the debt indicated previously, previous debt facilities (paid in full via refinance or conversion into equity) had financial impact on the First Quarter 2021. More specifically:

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

The Company recognized $1,000 in interest expense related to the PPP Loan in the First Quarter 2021. The Company had $3,000 in accrued interest expense at March 31, 2021.

NOTE F – Employee Retention Credit

The employee retention credit (“ERC”), as originally enacted on March 27, 2020 by the CARES Act, is a refundable tax credit against certain employment taxes equal to 50% of the qualified wages an eligible employer pays to employees. On March 1, 2021, the IRS released Notice 2021-20 to provide guidance on the original ERC, as modified by the Relief Act. The Relief Act extended and enhanced the ERC for qualified wages paid after December 31, 2020 through June 30, 2021. Under the Relief Act, eligible employers may claim a refundable tax credit against certain employment taxes equal to 70% of the qualified wages an eligible employer pays to employees after December 31, 2020 through June 30, 2021. Under the American Rescue Plan Act and previously under the Consolidated Appropriations Act, 2021, the ERC was extended and expanded allowing claims through December 31, 2021 by eligible employers who retained employees during the Covid-19 pandemic. However, on November 5, 2021, the House of Representatives passed the Infrastructure Investment and Jobs Act (“Infrastructure Bill”) under which the ERC would terminate as of September 20, 2021 instead of December 31, 2021 and, President Biden signed the bill on November 15, 2021.

The maximum qualified wages for each employee under the current ERC is $10,000 per quarter. Also, because we have 100 or fewer full-time employees, health plan expenses borne by the Company can also be included as qualified wages in addition to salary. To qualify for the ERC in 2021, an employer must have experienced at least a 20% reduction in gross receipts when compared to the same quarter in either 2020 or 2019. During the first quarter of 2021, the second quarter of 2021 and the third quarter of 2021, the Company qualified for the ERC when comparing its 2021 quarters with both 2020 and 2019 quarters. In August 2021, the Company’s payroll service provider processed and mailed a Form 941-X to claim a refund in the amount of $202,000 on qualified wages paid in the first quarter of 2021. Due to a change in the Form 941-X, the Company’s payroll service provider did not process and mail its Form 941-X to claim a refund in the amount of $198,000 on qualified wages paid in the second quarter of 2021 until October 28, 2021. In the middle of the third quarter of 2021, the Company began taking the ERC in our current payroll; which reduced payroll by approximately $44,000 in the third quarter of 2021. Given this, the Company did not have to amend its Form 941 for the third quarter of 2021; however the Form 941 claiming a refund in the amount of $137,000 was filed electronically with the IRS on November 1, 2021 by the Company’s payroll service provider. Upon passing of the Infrastructure Bill, the Company ceased taking the ERC in its current payroll.

On December 28, 2021, the Company received its refund for the third quarter of Fiscal 2021 in the amount of $137,000. Shortly before receiving the first refund, the Company spoke with the Internal Revenue Service (“IRS”) to obtain statuses of our filings. The Company was informed that the IRS did not have record of receiving the Company’s Form 941-X for the first quarter of Fiscal 2021 (which was mailed by the Company’s service provider in August 2021). The Company re-sent the Form 941-X for the first quarter of Fiscal 2021 via overnight service on December 31, 2021 and the IRS received it on January 5, 2022. This lack of receipt will result in a delay in receiving the expected refund in the amount of $202,000. Based on our discussion with the IRS, we were expecting the refund for the second quarter of Fiscal 2020 sometime in February 2022; however, as of the date of this report, we have not received any further refund payments. The Company’s expected refunds; totaling $400,000, are included on the Condensed Balance Sheets under current assets, as well as on the Company’s Condensed Statements of Operations under other income.

Laws and regulations concerning government programs, including the Employee Retention Credit are complex and subject to varying interpretations. Claims made under the CARES Act may also be subject to retroactive audit and review. There can be no assurance that regulatory authorities will not challenge the Company’s claim to the ERC, and it is not possible to determine the impact (if any) this would have upon the Company. Although the Company has recorded $400,000 under other long term liabilities on our Condensed Balance Sheets at March 31, 2022, even if the Company’s refund claim was challenged and ultimately denied, the Company would not actually have to remit $400,000 to the IRS as that amount has already been remitted to the IRS.

NOTE G – Stock Options and Warrants

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

During the First Quarter 2022 and the First Quarter 2021, the Company issued 0 options to purchase shares of common stock.

Stock option activity for the First Quarter 2022 and the First Quarter 2021 is summarized as follows (the figures contained within the tables below have been rounded to the nearest thousand):

	First Quarter 2022			First Quarter 2021
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of March 31, 2022	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of March 31, 2021
Options outstanding at beginning of year	1,937,000	$0.13		1,987,000	$0.13
Granted	0	NA		0	NA
Exercised	0	NA		0	NA
Cancelled/expired	0	NA		0	NA
Options outstanding at end of quarter	1,937,000	$0.13	$0	1,987,000	$0.13	$107,000
Options exercisable at end of quarter	1,937,000	$0.13		1,987,000	$0.13

The Company recognized $0 in share based payment expense in the First Quarter 2022 and the First Quarter 2021. At March 31, 2022, there was $0 of unrecognized share based payment expense related to stock options.

Warrants

There was no warrant activity in the First Quarter 2022 or the First Quarter 2021.

NOTE H – Changes in Stockholders’ Deficit

The following table summarizes the changes in stockholders’ deficit for the three month periods ending March 31, 2022 and March 31, 2021:

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance – January 1, 2022	47,598,476	476,000	22,393,000	(22,813,000)	(944,000)
Shares issued in connection with Landmark consulting agreement	500,000	5,000	10,000		15,000
Net loss				(379,000)	(379,000)
Balance – March 31, 2022	48,098,476	481,000	22,403,000	(24,192,000)	(1,308,000)

Balance – January 1, 2021	37,703,476	$377,000	$21,717,000	$(23,350,000)	$(1,256,000)
Shares issued to Lincoln Park for balance of Initial Purchase under the 2020 Lincoln Park Equity Line	500,000	5,000	120,000		125,000
Shares issued to Lincoln Park for purchases under the 2020 Lincoln Pak Equity Line	1,600,000	16,000	240,000		256,000
Net loss				(556,000)	(556,000)
Balance – March 31, 2021	39,803,476	$398,000	$22,077,000	$(23,906,000)	$(1,431,000)
*indicates less than $1,000

LANDMARK CONSULTING AGREEMENT

On March 7, 2022, the Company entered into a Financial Advisory Agreement (the “Agreement”) with Landmark Pegasus, Inc. (‘Landmark”). The Agreement provides that Landmark will provide certain financial advisory services for a minimum period of 3 months (which period commenced on February 28, 2022), and as consideration for these services, the Company will pay Landmark (a) a retainer fee consisting of 500,000 restricted shares of common stock and a warrant to purchase 2.75 million shares of the Company’s common stock at a strike price equal to the average closing price of the Company’s common shares for the 30 days preceding the Agreement, or $0.035 per share, resulting in gross proceeds to the Company in the amount of $96,250. The warrant would vest upon the closing of a transaction involving Landmark or upon the invocation of a “Breakup Fee”.

In a subsequent amendment, the terms of the warrant were changed to reflect that the warrant would be issued immediately preceding the closing of a transaction involving Landmark or immediately upon the invocation of the Breakup Fee. In each case, the warrant would vest immediately (i.e. the warrant would be 100% immediately exercisable).

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

Pursuant to the terms of the Registration Rights Agreement, on December 29, 2020, the Company filed a registration statement on Form S-1 (the “Registration Statement”) with the U.S. Securities and Exchange Commission (the “SEC”) to register for resale under the Securities Act of 1933, as amended (the “Securities Act”), the shares of common stock issued and sold as well as the shares of common stock that the Company may elect in the future to issue and sell to Lincoln Park. The SEC declared the Form S-1, as amended, effective on January 11, 2021. On January 11, 2021, the Company sold the remaining 500,000 shares of common stock to Lincoln Park required as an initial purchase under the Purchase Agreement for a purchase price of $125,000.

Under the Purchase Agreement, on any business day selected by the Company on which the closing sale price of its common stock exceeds $0.05, the Company may direct Lincoln Park to purchase up to 200,000 common shares on the applicable purchase date (a “Regular Purchase”), which maximum number of shares may be increased to certain higher amounts up to a maximum of 250,000 or 500,000 common shares, if the market price of the Company’s common stock at the time of the Regular Purchase equals or exceeds amounts outlined in the Purchase Agreement. However, Lincoln Park’s purchase obligation under any single Regular Purchase may not exceed $500,000. The purchase price of the shares of common stock the Company may elect to sell to Lincoln Park under the Purchase Agreement in a Regular Purchase, if any, will be based on 95% of the lower of: (i) the lowest sale price on the purchase date for such Regular Purchase and (ii) the arithmetic average of the three lowest closing sale prices for the Company’s common shares during the 15 consecutive business days ending on the business day immediately preceding the purchase date for a Regular Purchase (in each case, to be appropriately adjusted for any reorganization, recapitalization, non-cash dividend, stock split or other similar transaction.)

Lincoln Park cannot require the Company to sell them any common stock, but is obligated to make purchases as the Company directs, subject to certain conditions outlined under the Purchase Agreement. There are no upper limits on the price per share that Lincoln Park must pay for the Company’s common shares that the Company may elect to sell to them pursuant to the Purchase Agreement. In all instances, the Company may not sell common shares to Lincoln Park under the Purchase Agreement to the extent that the sale of shares would result in Lincoln Park beneficially owning more than 9.99% of our common shares. There are no restrictions on future financings, rights of first refusal, participation rights, penalties or liquidated damages in the Purchase Agreement or Registration Rights Agreement, other than the Company’s agreement not to enter into any “variable rate” transactions (as defined in the Purchase Agreement) with any third party, subject to certain exceptions set forth in the Purchase Agreement, for the period set forth in the Purchase Agreement. Lincoln Park has covenanted not to cause or engage in any direct or indirect short selling or hedging of the Company’s common stock.

Actual sales of common stock to Lincoln Park, and the timing of the same, under the Purchase Agreement depend on a variety of factors to be determined by the Company from time to time. Proceeds the Company received from sales of common stock to Lincoln Park under the Purchase Agreement are used at the sole discretion of Company management and are used for general corporate purposes, capital expenditures and working capital.

The Company did not sell any shares of common stock to Lincoln Park in the First Quarter 2022 as the closing price of the Company’s shares of common stock did not exceed $0.05. In fact, the last sale to Lincoln Park was in October 2021. In the First Quarter 2021, the Company sold a total of 2,100,000 shares of common stock to Lincoln Park (including the balance of the required initial purchase) as Regular Purchases and received proceeds of $381,000.

NOTE I – SUBSEQUENT EVENTS

Amendment to December 2021 Shareholder Loan

On April 6, 2022, we amended a loan with one of the non-affiliated shareholders. This amendment (No.1; hereinafter referred to in this paragraph as Amendment No. 1) increasing the principal due to the shareholder by $25,000; bringing their total principal to $75,000. No other terms of the loan were changed under Amendment No. 1.

On April 14, 2022, the loan was amended again (under Amendment No. 2; hereinafter referred to in this paragraph as Amendment No. 2) increasing the principal again by $50,000; bringing their total principal to $125,000. No other terms of the loan were changed under Amendment No. 2.

On May 11, 2022, the loan was amended again (under Amendment No. 3; hereinafter referred to in this paragraph as Amendment No. 3) increasing the principal again by $75,000; bringing their total principal to $200,000. The loan was further amended to include a specific payment schedule based on receipt of anticipated ERC refunds. More specifically, $75,000 will be repaid to the shareholder upon receipt of the next ERC refund (anticipated to be $198,000), $100,000 will be repaid to the shareholder upon receipt of the final ERC refund (anticipated to be $202,000) and the final $25,000 and any accrued interest due under the loan will be paid prior to December 31, 2022.

Cherokee LSA and 2019 Term Loan

As of the date of this report, we are still in discussions with Cherokee about our inability to pay off these credit facilities. These discussions involve possible payoff of the loans (via a refinance or other means), modification of the terms of the facilities and/or further extension of the due date of the credit facilities.

NOTE J- INCOME TAXES

                The Company follows ASC 740 “Income Taxes” (“ASC 740”) which prescribes the asset and liability method whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted laws and tax rates that will be in effect when the differences are expected to reverse.  The measurement of net, deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits that are not expected to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.   Under ASC 740, tax benefits are recorded only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards.

                On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. With regards to the use of net losses incurred for 2018 and later, such net operating losses have no expiration date, while net operating loss carryforwards can only be used to offset up to 80% of taxable income. Net operating losses incurred prior to 2018 may be fully utilized to offset taxable income, but expire in 20 years.

A reconciliation of the U.S. Federal statutory income tax rate to the effective income tax rate is as follows:

	Quarter Ended March 31, 2022	Quarter Ended March 31, 2021
Tax expense at federal statutory rate	(21)%	(21)%
State tax expense, net of federal tax effect	0%	0%
Increase in valuation allowance	21%	21%
Effective income tax rate	(0)%	(0)%

Deferred income taxes reflect the temporary differences between the financial statement carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, adjusted by the relevant tax rate. The components of deferred tax assets and liabilities are as follows:

	March 31, 2022	December 31, 2021

Inventory capitalization	$8,000	$8,000
Inventory allowance	68,000	72,000
Allowance for doubtful accounts	1,000	1,000
Accrued compensation	18,000	18,000
Stock based compensation	159,000	160,000
Deferred wages payable	18,000	21,000
Depreciation – Property, Plant & Equipment	(24,000)	(24,000)
Research and development credits	24,000	24,000
Net operating loss carry-forwards	2,730,000	2,631,000
Total deferred income tax assets, net	3,002,000	2,911,000
Less: valuation allowance	(3,002,000)	(2,911,000)
Net deferred income tax assets	$0	0

The valuation allowance for deferred income tax assets was $3,002,000 as of March 31, 2022 and $2,911,000 as of December 31, 2021. The net change in the deferred income tax assets valuation allowance was $91,000 for the three month ended March 31, 2022. The Company believes that it is more likely than not that the deferred tax assets will not be realized.

As of March 31, 2022, the prior full three years remain open for examination by the federal or state regulatory agencies for purposes of an audit for tax purposes.

At March 31, 2022, the Company had Federal and state net operating loss carry-forwards for income tax purposes of approximately $10,100,000 and research and development credits of $24,000. The Company’s net operating loss carry-forwards began to expire in 2022 and continue to expire through 2037. Net operating losses incurred from 2018 to date have no expiration date. In assessing the reliability of deferred income tax assets, management considers whether or not it is more likely than not that some portion or all deferred income tax assets, net, will be realized. The ultimate realization of net deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment.

The Company’s ability to utilize the operating loss carry-forwards and research and development credits may be subject to an annual limitation in future periods pursuant to Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, if future changes in ownership occur.

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

Overview/Plan of Operations

Sales of drug tests continue to be negatively impacted as customer pricing continues to decrease as a result of our markets being saturated with products made outside of the United States; primarily products made in China. This has resulted in a commoditization of the onsite drug testing market at a time when costs associated with labor, utilities, materials, insurance, etc. keep rising. In attempts to retain current customers and/or attract new customers that require lower pricing, we are offering two drug test product lines that are manufactured in China.

In addition to the marketing of drug tests, we have continued to market various Covid-19 rapid tests. All of the Covid-19 tests we are offering are being marketed in accordance with the March 2020 Emergency Use Authorization (“EUA”) policy set forth by the United States Food and Drug Administration (FDA) and in accordance with the individual EUAs issued for the products. We are currently offering a number of different rapid antigen tests and rapid antibody tests that can be used in various different settings, including home use; depending on their specific EUA issuance.

In addition to increased costs, the materials used in the manufacture of our drug tests products are the same materials used in the manufacture of lateral flow Covid-19 tests and this has resulted in supply chain delays; some of which have negatively impacted our customer relationships.

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

In 2019 we expanded our contract manufacturing operations with two new customers. Unfortunately, the Covid-19 pandemic halted sales to these customers throughout 2020 and into 2021 but, in the year ended December 31, 2021, we started to ship orders to them again as their business started to return to normal. We are hopeful that sales to these customers will improve as we get further outside of the pandemic.

In our current fiscal year and beyond, we are focusing our efforts on further penetration of our markets with our current products that we manufacture and distribute and we are looking into other products to offer via distribution relationships.

Although the cost of manufacturing drug tests in the United States is proving to be nearly cost prohibitive, we do believe there are opportunities to capitalize on our US-based lateral flow manufacturing capabilities; especially for small to mid-size diagnostic firms that require high quality manufacturing; especially given the current challenges with getting imports into the United States.

Gross profit margin has been declining due to the increased costs of manufacturing in the United States (many of which were previously mentioned). We continually take actions to adjust our production schedules to try to mitigate manufacturing inefficiencies, and take steps to obtain materials at the best available pricing. However, in many cases, we are purchasing at much lower volumes than the larger diagnostic companies and that results in higher per piece pricing. We also have certain overhead costs associated with manufacturing that are fixed and as sales decline, these costs cannot be adjusted downward and this results in greater manufacturing inefficiencies. We are currently looking into possible production alternatives in attempts to address these fixed costs.

Operating expenses declined in the First Quarter 2022 when compared to the First Quarter 2021. We continuously make efforts to control operational expenses to ensure they are in line with sales including, but not limited to, consolidating job responsibilities in certain areas of the Company, securing more cost effective service providers and reduction of facility hours so they are more in line with production and administrative needs.

From August 2013 until June 2020, we maintained a salary deferral program for our sole executive officer, our Chief Executive Officer/Principal Financial Officer Melissa Waterhouse. The salary deferral program was initiated by Ms. Waterhouse voluntarily. Another member of senior management participated in the program voluntarily until his retirement in November 2019. After the member of senior management retired, we agreed to make payments on the deferred compensation owed to this individual. In the First Quarter 2021, we made payments totaling $13,000 to this individual and his deferred compensation was paid in full in May 2021. Once the deferred compensation was paid in full to this individual, in May 2021, we began to make payments at the same rate to Ms. Waterhouse given the length of time the amount had been owed and that Ms. Waterhouse had not received any payments on her deferred compensation since August 2017. In the First Quarter 2022, we made payments totaling $10,000 to Ms. Waterhouse. We did not make any payments on deferred compensation to Ms. Waterhouse in the First Quarter 2021. As of March 31, 2022, we had deferred compensation owed to Ms. Waterhouse in the amount of $64,000 and $5,000 in payroll taxes that are due as payments are made to Ms. Waterhouse; for a total of $69,000 in deferred compensation owed to Ms. Waterhouse.

Our continued existence is dependent upon several factors, including our ability to: 1) raise revenue levels even though the drug testing market continues to be infiltrated by product manufactured outside of the United States as well as being impacted by supply chain issues 2) further penetrate the markets (in and outside of the United States) for the products we manufacture as well as products we offer via distribution, 3) secure new contract manufacturing customers, 4) control operational costs to generate positive cash flows, 5) maintain our current credit facilities or refinance our current credit facilities if necessary, and 6) if needed, obtain working capital by selling additional shares of our common stock.

Results of operations for the First Quarter 2022 compared to the First Quarter 2021

NET SALES: Net sales for the First Quarter 2022 decreased 38.0% when compared to net sales in the First Quarter 2021 primarily as a result in a decline in sales of drugs of abuse (“DOA") test that we manufacture. The decline in DOA sales stems almost entirely from decreased sales to our largest customer who has historically been a significant portion of our revenues. This customer has two segments of their business for which we supply products. They informed us in February 2022 that sales to one of those segments (which we supplied exclusively) would decrease as a result of their desire to have multiple vendors supplying the segment. They indicated this was to ensure uninterrupted supply as they had experienced periodic supply interruptions with us in 2021 (as a result of the supply chain issues we experienced in 2021 and continue to experience into 2022; particularly with plastics and other materials that are used to manufacture our drug tests; materials that are also used in the manufacture of lateral flow Covid-19 tests. and other companies as well). They indicated that the other segment we supply would remain unchanged and in that particular segment, we actually saw a slight increase in sales when comparing the First Quarter 2022 with the First Quarter 2021. Nominally offsetting this decline was an increase in international sales as a few of our distributors start to see a rebound in business since the pandemic.

Also partially offsetting the decline was an increase in distribution sales; most of which is due to increased sales of the lower cost DOA tests we are selling along with a small increase in sales of rapid Covid-19 tests we are distributing. Contract manufacturing sales also increased when comparing First Quarter 2022 to the First Quarter 2021. This was primarily a result of increased sales of our private labeled RSV test due to increased testing since the Covid-19 pandemic.

GROSS PROFIT: Gross profit decreased to 8% of net sales in the First Quarter 2022 from 18.6% of net sales in the First Quarter 2021. This decline in gross profit is almost entirely due to decreased sales to our largest customer in one of their segments (previously discussed in net sales). The two segments we were supplying were comprised of one with low margin sales and one with higher margin sales. This allowed the Company to maintain an appropriate blended gross profit margin on the sales to the customer. The segment in which sales have decreased significantly is the segment in which products were sold at a higher profit margin and this has significantly reduced the blended gross profit margin on the account. At the same time, this decline in sales has resulted in greater inefficiencies in manufacturing. Manufacturing inefficiencies occur when production levels decrease but, not all costs can be reduced to be in line with production levels because they are fixed.

We have taken steps to reduce manufacturing costs, including but not limited to, costs associated with labor and facility costs, to mitigate these inefficiencies. Given the price sensitivity in our markets and the commoditized nature of drug testing products increasing customer pricing is challenging; however, we did implement a price increase to non-contractual customers in July 2021 however, the customer previously discussed has a contracted price in place that is not as easily increased.

OPERATING EXPENSES: Operating expenses decreased in the First Quarter 2022 compared to the First Quarter 2021. Selling and Marketing and General and Administrative expenses decreased while Research and Development expenses increased slightly. More specifically:

Research and development (“R&D”)

R&D expense decreased 10.0%, when comparing the First Quarter 2022 with the First Quarter 2021. Although the increase was 10.0%, the actual change in R&D expenses was only $2,000. Employment taxes increased slightly along with FDA compliance costs and certain facility costs. However, overall, expenses were relatively unchanged. In the First Quarter 2022, our R&D department primarily focused their efforts on the enhancement of our current products and validations related to drug testing product components.

Selling and marketing

Selling and marketing expense in the First Quarter 2022 decreased 49.4% when compared to the First Quarter 2021. Reductions in sales salary expense and benefits (due to the termination of personnel for performance reasons) and reductions in costs associated with shipping were the primary reason for the decline in expenses. All other expenses were relatively unchanged when comparing the quarters.

In the First Quarter 2022, we continued selling and marketing efforts related to the drug tests we manufacture and we promoted lower cost alternatives for onsite drug testing via distribution relationships. We also marketed and sold rapid Covid-19 tests via distribution relationships. These offerings did not result in increased selling and marketing expenses when comparing First Quarter 2022 with the First Quarter 2021. Terminations of sales personnel have been due to poor performance. We are taking steps to increase the size of our sales team to further penetrate our markets; however, no new sales reps were hired in the First Quarter 2022. We continue to look for contract manufacturing opportunities or situations in which we can leverage our U.S. based manufacturing operations.

General and administrative (“G&A”)

G&A expense decreased 42.3% in the First Quarter 2022 compared to the First Quarter 2021. The primary reason for the decrease was First Quarter 2022 did not include any fees associated with our loans with Cherokee while the First Quarter 2021 includes a total of $148,000 in fees incurred in connection with a penalty related to extension of the Cherokee loans in February 2021 In addition, quality assurance salaries declined (due to retirement of an employee), general and administrative salaries and benefits declined due to fewer employees, accounting fees declined due to lower costs from our new accounting firm, and patent fees declined (due to timing of patent maintenance fees) along with other smaller declines in other expense areas. These declines were partially offset by increased costs associated with SEC filing fees and annual meeting expense (due to timing of fees), increased consulting fees (due to the execution of the Financial Advisory Agreement with Landmark Pegasus, Inc. in the First Quarter 2022) and increased utility and repair costs. There was no expense related to share based payments in either the First Quarter 2022 or the First Quarter 2021.

Other income / (expense):

Other expense in the First Quarter 2022 and the First Quarter 2021 consisted of interest expense associated with our credit facilities (our line of credit with Crestmark Bank, our loans with Cherokee Financial, LLC and our loans with two shareholders).

Liquidity and Capital Resources as of March 31, 2022

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

The following transactions materially impacted our liquidity and cash flow in the First Quarter 2022 and/or the First Quarter 2021 or are expected to have an impact on our cash flow in the year ending December 31, 2022:

Lincoln Park Equity Line

On December 9, 2020, we entered into a Purchase Agreement and a Registration Rights Agreement with Lincoln Park under which Lincoln Park agreed to purchase from the Company, from time to time, up to $10,250,000 of shares of our common stock, par value $0.01 per share, subject to certain limitations set forth in the Purchase Agreement, over a two year period. On December 29, 2020 we filed a Form S-1 Registration Statement (the “Registration Statement”). We amended the Registration Statement on January 7, 2021 and the SEC declared the Registration Statement effective on January 11, 2021. In the First Quarter 2022, we were not able to sell any shares of common stock to Lincoln Park due to the market price of our common shares (i.e. they are not closing at or above $0.05 per share and have not closed at that price since the latter part of the year ended December 31, 2021). In the First Quarter 2021, the Company sold 2,100,000 shares of common stock to Lincoln Park (including 500,000 shares required as an initial purchase under the Purchase Agreement) as Regular Purchases and received proceeds of $381,000.

Employee Retention Credit ("ERC")

As discussed in Note F to our financial statements for the First Quarter 2022, we are expecting to receive two ERC refunds totaling $400,000. The receipt of these two refunds will have a positive impact on our cash flow.

Going Concern

Our financial statements for the First Quarter 2022 were prepared assuming we will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. Our current cash balances, together with cash generated from future operations, ERC refunds and amounts available under our credit facilities may not be sufficient to fund operations through May 2023. At March 31, 2022, we have Stockholders’ Deficit of $(1,308,000).

Debt

Our loan and security agreement and 2019 Term Note with Cherokee for $900,000 and $220,000, respectively, expired on February 15, 2021; however, on February 24, 2021, the we completed a transaction related to another one-year Extension of both facilities dated February 14, 2021 (the “Second Extension”) with Cherokee under which Cherokee extended the due date of the Cherokee LSA and the 2019 Term Note to February 15, 2022.

Under the terms of the Second Extension, the Cherokee LSA was increased to $1,000,000 to include a $100,000 penalty that was due as a result of the Company being unable to pay back the principal balance to Cherokee on February 15, 2021 and the 2019 Term Note was increased to $240,000 to include a $20,000 penalty. Under this Second Extension, the annual interest rate on the Cherokee LSA was increased to a fixed rate of 10% (the prior fixed rate was 8%) plus a 1% annual oversight fee (that remained unchanged). The interest rate on the 2019 Tern More remained at 18%. Interest on both facilities and the oversight fee on the Cherokee LSA are due quarterly. If the Company didn’t pay off the principal on the Cherokee LSA and the 2019 Term Note before February 15, 2022, Cherokee could impose an 8% delinquent fee. This delinquent fee applies to the principal balance due on each facility on February 15, 2022. Although the facilities were not paid off on February 15, 2022, Cherokee has not imposed the delinquent fees or increased the interest rates.

We do not expect cash from operations within the next 12 months to be sufficient to pay the amounts due under these credit facilities, which were due in full on February 15, 2022. We were not able to these pay off the credit facilities when they were due and we are currently in discussions with Cherokee related to possible payoff of the loans (via a refinance or other means) or to extend the due date of the loans. See Note I – Subsequent Events for information related to the status of the Cherokee loans.

Throughout the First Quarter 2022, we had a line of credit with Crestmark Bank. The maximum availability on the line of credit is $1,000,000. However, because the amount available under the line of credit is based upon our accounts receivable, the amounts actually available under our line of credit (historically) have been significantly less than the maximum availability. When sales levels decline, we have reduced availability on our line of credit due to decreased accounts receivable balances. As of March 31, 2022, based on our availability calculation, there were no additional amounts available under the line of credit because we draw any balance available on a daily basis. Upon completion of the initial 5 year term, the Crestmark line of credit automatically renews for additional one (1) year terms unless notice of termination from the Company is received by Crestmark not less than sixty (60) days prior to the end of the renewal term. We did not provide Crestmark with a notice of non-renewal and therefore, the Crestmark line of credit will automatically renew on June 22, 2022 for another one year term, or until June 22, 2023.

If availability under our line of credit (from sales) and/or cash received as refunds under the ERC program are not sufficient to satisfy our working capital and capital expenditure requirements, we will be required to seek additional credit facilities or sell additional equity securities, or delay capital expenditures which could have a material adverse effect on our business. There is no assurance that such financing will be available or that we will be able to complete financing on satisfactory terms, if at all.

As of March 31, 2022, we had the following debt/credit facilities:

Facility	Debtor	Balance as of March 31, 2022	Due Date
Loan and Security Agreement	Cherokee Financial, LLC	$1,000,000	February 15, 2022(1)
Revolving Line of Credit	Crestmark Bank	$93,000	June 22, 2023
Term Loan	Cherokee Financial, LLC	$240,000	February 15, 2022(1)
Term Loan	Individual	$50,000	November 4, 2022
Term Loan	Individuals	$75,000	June 15, 2022
Total Debt		$1,458,000

(1) Facility was not repaid on February 15, 2022 and we are currently in discussions with Cherokee related to possible payoff of the facility (via a refinanceor other means) or to extend the due date of the facility.

Working Capital Deficit

At the end of the First Quarter 2022, we were operating at a working capital deficit of $1,833,000. This compares to a working capital deficit of $1,484,000 at December 31, 2021. The increase in the working capital deficit between the First Quarter 2022 and the year ended December 31, 2021 is primarily due to decline in cash balances and accounts receivable (due to decreased sales). We have historically satisfied working capital requirements through cash from operations, bank debt and equity financings.

Dividends

We have never paid any dividends on our common shares and anticipate that all future earnings, if any, will be retained for use in our business, and therefore, we do not anticipate paying any cash dividends.

Cash Flow, Outlook/Risk

In the First Quarter 2022, we had a net loss of $379,000 and net cash used in operating activities of $13,000.

Our cash position decreased to $17,000 at March 31, 2022 from $115,000 at December 31, 2021 and $63,000 at March 31, 2021. Cash at December 31, 2021 was positively impacted by an ERC refund in December 2021 (in the amount of $137,000) and cash at March 31, 2021 was positively impacted by $381,000 received from sales of shares of our common stock to Lincoln Park. There were no similar cash infusions in the First Quarter 2022 and sales continued to decline.

In February 2022 we were informed by our largest customer that sales to one of their segments (which we supplied exclusively) would decrease as a result of their desire to have multiple vendors supplying the segment. This decrease in sales to the one segment of their business also negatively impacts gross profit as this segment is the more profitable segment from a margin perspective. This has resulted in less profit to the Company which is negatively impacting cash flows. While the Covid-19 pandemic is seemingly winding down, we continue to be impacted by it in the form of material delays and cost increases (in both manufacturing and other business costs); as evidenced by the one customer’s decision to decrease sales to the Company in one of their market segments.

The extent to which the pandemic and the commoditized nature of our markets will continue to impact our business, liquidity, results of operations and financial condition will depend on future developments, which are still uncertain and cannot be predicted. Current levels of sales declines are already impacting our business, liquidity, results of operations and financial condition and our ability to access the capital markets may also be limited. Prior to the fourth quarter of the year ended December 31, 2021, we were able to utilize the Lincoln Park Equity Line; however, the downturn of our common stock starting in the third quarter of 2021 has prevented any further sales to be initiated.

In December 2021, we received one of our ERC refunds (in the amount of $137,000) from the IRS. In the year ending December 31, 2022, we are expecting two more refunds; totaling $400,000.

Our ability to repay our current debt and other liabilities may also be affected by general economic, financial, competitive, regulatory, legal, business and other factors beyond our control, including those discussed herein. If we are unable to meet our credit facility obligations and we continue to be unable to facilitate purchases under our Purchase Agreement with Lincoln Park, we will be required to raise money through new equity and/or debt financing(s) and, there is no assurance that we would be able to find new financing, or that any new financing would be at favorable terms.

We will continue to take steps to ensure that operating expenses remain in line with sales levels and make every effort to control manufacturing costs. We have consolidated job responsibilities in certain areas of the Company and this has enabled us to implement personnel reductions. We are also promoting new products and service offerings to diversify our revenue stream, including new Covid-19 tests.

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

Item 1A. Risk Factors

There have been no material changes to our risk factors set forth in Part I, Item 1A, in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None that have not been previously disclosed in a Current Report on Form 8-K.

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

101

The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheet, (ii) Condensed Statements of Income (iii) Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN BIO MEDICA CORPORATION (Registrant)

	By:	/s/ Melissa A. Waterhouse
Melissa A. Waterhouse Chief Executive Officer (Principal Executive Officer) Principal Financial Officer Principal Accounting Officer

Dated: May 16, 2022

