Form 10-Q
period 2022-06-30
AMERICAN BIO MEDICA CORP
filed 2022-08-15
CIK 896747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

48,098,476 Common Shares as of August 15, 2022

American Bio Medica Corporation

Index to Quarterly Report on Form 10-Q

For the quarter ended June 30, 2022

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

American Bio Medica Corporation
Condensed Balance Sheets

	June 30,	December 31,
	2022	2021
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$2,000	$115,000
Accounts receivable, net of allowance for doubtful accounts of $2,000 at June 30, 2022 and $3,000 at December 31, 2021	83,000	323,000
Inventory, net of allowance of $260,000 at June 30, 2022 and at December 31, 2021	401,000	443,000
Employee retention credit receivable	202,000	400,000
Prepaid expenses and other current assets	33,000	24,000
Right of use asset – operating leases	21,000	35,000
Total current assets	742,000	1,340,000
Property, plant and equipment, net	491,000	517,000
Right of use asset – operating leases	2,000	5,000
Other assets	21,000	21,000
Total assets	$1,256,000	$1,883,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$885,000	$682,000
Accrued expenses and other current liabilities	467,000	467,000
Right of use liability – operating leases	18,000	35,000
Wages payable	80,000	97,000
Line of credit	47,000	178,000
Current portion of long-term debt	1,465,000	1,365,000
Total current liabilities	2,962,000	2,824,000
Right of use liability – operating leases	2,000	3,000
Total liabilities	2,964,000	2,827,000
COMMITMENTS AND CONTINGENCIES
Stockholders' deficit:
Preferred stock; par value $0.01 per share; 5,000,000 shares authorized, none issued and outstanding at June 30, 2022 and December 31, 2021	0	0
Common stock; par value $0.01 per share; 75,000,000 shares authorized; 48,098,476 issued and outstanding at June 30, 2022 and 47,598,476 issued and outstanding as of December 31, 2021	481,000	476,000
Additional paid-in capital	22,403,000	23,393,000
Deficit	(24,592,000)	(23,813,000)
Total stockholders’ deficit	(1,708,000)	(944,000)
Total liabilities and stockholders’ deficit	$1,256,000	$1,883,000

The accompanying notes are an integral part of the condensed financial statements.

American Bio Medica Corporation
Condensed Statements of Operations
(Unaudited)
	For The Six Months Ended
	June 30,
	2022	2021

Net sales	$536,000	$1,095,000

Cost of goods sold	581,000	854,000

Gross (loss) / profit	(45,000)	241,000

Operating expenses:
Research and development	40,000	41,000
Selling and marketing	83,000	155,000
General and administrative	510,000	798,000
Total	633,000	994,000

Operating loss	(678,000)	(753,000)

Other (expense) / income :
Interest expense	(100,000)	(96,000)
Other income, net	1,000	50,000
Total2	(99,000)	(46,000)

Loss before income tax expense	(777,000)	(799,000)

Income tax expense	(2,000)	(2,000)

Net loss	$(779,000)	$(801,000)

Basic and diluted loss per common share	$(0.02)	$(0.02)

Weighted average number of shares outstanding – basic & diluted	47,935,493	39,910,658

The accompanying notes are an integral part of the condensed financial statements.

American Bio Medica Corporation
Condensed Statements of Operations
(Unaudited)

	For The Three Months Ended
	June 30,
	2022	2021

Net sales	$185,000	$529,000

Cost of goods sold	(258,000)	393,000

Gross (loss) / profit	(73,000)	136,000

Operating expenses:
Research and development	18,000	21,000
Selling and marketing	41,000	72,000
General and administrative	215,000	287,000
Total	274,000	380,000

Operating loss	(347,000)	(244,000)

Other (expense) / income:
Interest expense	(52,000)	(49,000)
Other income, net	1,000	50,000
Total2	(51,000)	1,000

Loss before income tax expense	(398,000)	(243,000)

Income tax expense	(2,000)	(2,000)

Net loss	$(400,000)	$(245,000)

Basic and diluted loss per common share	$(0.01)	$(0.01)

Weighted average number of shares outstanding – basic & diluted	48,098,476	40,950,729

The accompanying notes are an integral part of the condensed financial statements.

American Bio Medica Corporation
Statements of Changes in Stockholders’ Deficit
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance – January 1, 2022	47,598,476	$476,000	$22,393,000	$(22,813,000)	$(944,000)
Shares issued in connection with Landmark consulting agreement	500,000	5,000	10,000		15,000
Net loss				(779,000)	(779,000)
Balance – June 30, 2022	48,098,476	$481,000	$22,403,000	$(24,592,000)	$(1,708,000)

Balance January 1, 2021	37,703,476	$377,000	$21,717,000	$(23,350,000)	$(1,256,000)
Shares issued to Lincoln Park for balance of Initial Purchase under the 2020 Lincoln Park Equity Line	500,000	5,000	120,000		125,000
Shares issued to Lincoln Park for purchases under the 2020 Lincoln Park Equity Line	4,400,000	44,000	395,000		439,000
Net loss				(801,000)	(801,000)
Balance – June 30, 2021	42,603,476	$426,000	$22,232,000	$24,151,000	$(1,493,000)

The accompanying notes are an integral part of the condensed financial statements.

American Bio Medica Corporation Condensed Statements of Cash Flows
(Unaudited)

	For The Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(779,000)	$(801,000)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	26,000	36,000
Penalty added to Cherokee loan balance	0	120,000
(Recovery) of bad debts	(1,000)	(17,000)
(Reduction of) provision for slow moving and obsolete inventory	(18,000)	42,000
Shares issued for services	15,000	0
Changes in:
Accounts receivable	240,000	37,000
Inventory	60,000	19,000
Employee retention credit refund	198,000	0
Prepaid expenses and other current assets	(9,000)	97,000
Right of use asset	18,000
Accounts payable	203,000	16,000
Accrued expenses and other current liabilities	0	(150,000)
Right of use liability	(18,000)
Wages payable	(17,000)	(15,000)
Net cash (used in) operating activities	(82,000)	(616,000)

Cash flows from financing activities:
Proceeds from debt financing	150,000	0
Repayments of debt financing	(50,000)	(25,000)
Proceeds from Lincoln Park financing	0	564,000
Proceeds from line of credit	673,000	1,143,000
Repayments of line of credit	(804,000)	(1,134,000)
Net cash (used in) / provided by financing activities	(31,000)	548,000

Net change in cash and cash equivalents	(113,000)	(68,000)
Cash and cash equivalents - beginning of period	115,000	98,000

Cash and cash equivalents - end of period	$2,000	$30,000

Supplemental disclosures of cash flow information
Cash paid during period for interest	$94,000	$90,000
Cash paid during period for taxes	$2,000	$2,000

The accompanying notes are an integral part of the condensed financial statements.

Notes to condensed financial statements (unaudited)

June 30, 2022

Note A - Basis of Reporting

The accompanying unaudited interim condensed financial statements of American Bio Medica Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. Accordingly, these unaudited interim condensed financial statements do not include all information and footnotes required by U.S. GAAP for complete financial statement presentation. These unaudited interim condensed financial statements should be read in conjunction with audited financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. In the opinion of management, the interim condensed financial statements include all normal, recurring adjustments which are considered necessary for a fair presentation of the financial position of the Company at June 30, 2022, and the results of operations for the three and six month periods ended June 30, 2022 and June 30, 2021 and cash flows for the six month periods ended June 30, 2022 and June 30, 2021.

Operating results for the six months ended June 30, 2022 are not necessarily indicative of results that may be expected for the year ending December 31, 2022. Amounts at December 31, 2021 are derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

During the six months ended June 30, 2022, there were no significant changes to the Company’s critical accounting policies, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

These unaudited interim condensed financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty.  Our independent registered public accounting firm’s report on the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, contained an explanatory paragraph regarding the Company’s ability to continue as a going concern. As of the date of this report, the Company’s current cash balances, together with cash generated from future operations and amounts available under the Company’s credit facilities are not currently sufficient to fund operations through August 2023.

Through the six months ended June 30, 2022, the Company had a line of credit with Crestmark Bank. The maximum availability on the Company’s line of credit was $1,000,000. However, because the amount available under the line of credit is based upon the Company’s accounts receivable, the amounts actually available under the line of credit (historically) have been significantly less than the maximum availability. As of June 30, 2022, based on the Company’s availability calculation, there were no additional amounts available under the Company’s line of credit because the Company draws any balance available on a daily basis.

The Company’s credit facilities with Cherokee Financial, LLC (“Cherokee”) matured/expired on February 15, 2022 with a final balloon payment due of $1,240,000. Throughout the three months ended June 30, 2022, the Company was in discussions with Cherokee related to the maturity and loan payoff, including, but not limited to, methods to pay off the two credit facilities, restructuring of the credit facilities and/or further extension of the facilities. On June 14, 2022, Cherokee agreed that they would defer the principal amounts due under the facilities until February 15, 2023 and that any applicable penalties would also be deferred as long as the Company remains current on the quarterly interest payments. Furthermore, any penalties will also be waived if the principal amounts are paid on or prior to February 15, 2023.

The Company’s total debt at June 30, 2022 with Cherokee is $1,240,000. The Company does not expect cash from operations within the next 12 months to be sufficient to pay the amounts due under these credit facilities so, the Company is currently looking at alternatives to pay off or refinance these facilities.

As discussed in more detail in “Cash Flow, Outlook/Risk”, if sales levels decline further, the Company will have further reduced availability on its line of credit due to decreased accounts receivable balances. If availability under the Company’s line of credit is not sufficient to satisfy our working capital and capital expenditure requirements, the Company will be required to obtain additional credit facilities or sell additional equity securities, or delay capital expenditures or reduce or terminate operations, which would have a material adverse effect on the business.  There is no assurance that such financing will be available or that the Company will be able to complete financing on satisfactory terms, if at all or continue its operations.

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

Accounting Standards Issued; Not Yet Adopted

ASU 2022-03, Fair Value Measurement (Topic 820), Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, issued in June 2022, clarifies that a contractual restriction on the sale of an equity security is not considered in measuring the security's fair value. The standard also requires certain disclosures for equity securities that are subject to contractual restrictions. ASU 2022-03 becomes effective on January 1, 2024. Early adoption is permitted. The Company is evaluating the impact of ASU 2022-03.

Note B – Inventory

Inventory is comprised of the following:

	June 30, 2022	December 31, 2021

Raw Materials	$456,000	$462,000
Work In Process	90,000	109,000
Finished Goods	115,000	150,000
Allowance for slow moving and obsolete inventory	(260,000)	(278,000)
	$401,000	$443,000

Note C – Net Loss Per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted average number of outstanding common shares during the period. Diluted net income per common share includes the weighted average dilutive effect of stock options and warrants. When the Company has a loss, option and warrants are not included as they would be anti-dilutive. Potential common shares outstanding as of June 30, 2022 and 2021:

	June 30, 2022	June 30, 2021
Options	1,787,000	1,987,000
Total	1,787,000	1,987,000

Note D – Litigation/Legal Matters

                From time to time, the Company may be involved in immaterial legal proceedings in connection with matters that arise during the normal course of business. While the ultimate outcome of any such immaterial litigation cannot be predicted, if the Company is unsuccessful in defending any such litigation, the resulting financial losses are not expected to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Note E – Line of Credit and Debt

                The Company’s Line of Credit and Debt consisted of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021

Loan and Security Agreement with Cherokee Financial, LLC: 5 year note executed on February 15, 2015, at a fixed annual interest rate of 8% plus a 1% annual oversight fee, interest and oversight fee paid quarterly with principal due on February 15, 2020. Loan was extended for one year (until February 15, 2021) under the same terms and conditions as the original loan. The loan was further extended in February 2021 to February 15, 2022 with $100,000 added to the loan principal as a penalty and the annual interest rate increased to 10%. Loan was further extended in June 2022 (until February 15, 2023). Loan is collateralized by a first security interest in building, land and machinery & equipment.

	$1,000,000	$1,000,000
Crestmark Line of Credit: Line of credit maturing on June 22, 2023 with interest payable at a variable rate based on WSJ Prime plus 3% with a floor or 5.25%; loan fee of 0.5% annually & monthly maintenance fee of 0.3% on actual loan balance from prior month. Early termination fee of 2% if terminated prior to natural expiration. Loan is collateralized by first security interest in receivables, inventory and all other assets. The all-in interest rate as of the date of this report is 14.39%.	47,000	178,000
2019 Term Loan with Cherokee Financial, LLC: Note at an annual fixed interest rate of 18% paid quarterly in arrears and a balloon payment due on February 15, 2020. Loan was extended in February 2020, until February 15, 2021 with a penalty of $20,000 added to the loan principal and, extended again in February 2021 to February 15, 2022 with another penalty of $20,000 added to the loan principal. Loan was extended in June 2022 (until February 15, 2023).	240,000	240,000
November 2020 Shareholder Note: Term loan at 7% interest with the first interest only payment being made on February 4, 2021 and the final interest and $50,000 principal due on November 4, 2022.	50,000	50,000
December 2021 Shareholder Notes: Two term loans with two non-affiliated shareholders at 7% interest until June 15, 2022. One term loan in the amount of $25,000 was paid in full on June 13, 2022. The Company made a payment of $25,000 on the other loan and the other loan was extended and amended to address additional amounts (totaling $150,000) provided under the loan.	175,000	75,000
Total Debt	$1,512,000	$1,543,000
Current portion	$1,512,000	$1,543,000

LOAN AND SECURITY AGREEMENT (LSA) WITH CHEROKEE FINANCIAL, LLC (“CHEROKEE”)

On March 26, 2015, the Company entered into a LSA with Cherokee (the “Cherokee LSA”). The debt with Cherokee is collateralized by a first security interest in real estate and machinery and equipment. Under the Cherokee LSA, the Company was provided the sum of $1,200,000 in the form of a 5-year Note at a fixed annual interest rate of 8%; paid quarterly in arrears. In addition to the 8% interest, the Company is required to pay Cherokee a 1% annual fee for oversight and administration of the loan. This oversight fee is paid contemporaneously with the quarterly interest payments. The Company made 4 principal reduction payments of $75,000 each over the course of the initial term bringing the balance of the Cherokee LSA to $900,000.

In February 2020, the Cherokee LSA was extended for one year, or until February 15, 2021. No terms of the facility were changed under the February 2020 extension; however, the Company was required to issue 2% of the $900,000 principal, or $18,000, in 257,143 restricted shares of the Company’s common stock to Cherokee on behalf of their investors.

In February 2021, the Cherokee LSA was extended for another year, or until February 15, 2022 (the “February 2021 Extension”). Under the February 2021 Extension, the principal of the Cherokee LSA was increased to $1,000,000 to include a $100,000 penalty that was due as a result of the Company being unable to pay back the principal balance to Cherokee on February 15, 2021. The annual interest rate on the Cherokee LSA was also increased to a fixed rate of 10% (the prior fixed rate was 8%) plus a 1% annual oversight fee (that remained unchanged). Interest and the oversight fee are still due quarterly. Under the terms of the February 2021 Extension, if the Company didn’t pay off the principal on or before February 15, 2022, Cherokee may charge an 8% delinquent fee on whatever the principal balance was on February 15, 2022. The Company was not able to pay off the facility on February 15, 2022.

Cantone Research, Inc. earned a 3% fee on the extended principal of $900,000 (or $27,000) for their services related to securing the February 2021 Extension with Cherokee investors. This 3% service fee would be “rebated” when/if the Company prepays any, or a portion, of the Cherokee LSA. The fee paid to Cantone Research, Inc. was recorded as a bank fee and is included in general and administrative expenses in the six months ended June 30, 2021. The Company also paid Cherokee’s legal fees in the amount of $1,000.

On August 18, 2021, we issued 625,000 restricted shares of common stock to Cherokee in lieu of paying the $25,000 August 2021 interest payment in cash. The closing price of the Company’s common shares on the date of the payment in lieu of cash was $0.04.

On June 14, 2022, Cherokee agreed that they would defer the principal amounts due under the Cherokee LSA until February 15, 2023 and that any applicable penalties would also be deferred as long as the Company remains current on the quarterly interest payments. Furthermore, any penalties will also be waived if the principal amounts are paid on or prior to February 15, 2023.

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

The Company recognized $50,000 in interest expense related to the Cherokee LSA in the six months ended June 30, 2022 and $48,000 in interest expense related to the Cherokee LSA in the six months ended June 30, 2021. The Company recognized $25,000 in interest expense related to the Cherokee LSA in the three months ended June 30, 2022and $25,000 in interest expense related to the Cherokee LSA in the three months ended June 30, 2021.

The Company had $8,000 in accrued interest expense at June 30, 2022 related to the Cherokee LSA.

As of June 30, 2022 and December 31, 2021, the balance of the Cherokee LSA was $1,000,000.

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

The Crestmark LOC is secured by a first security interest in the Company’s inventory, receivables and security interest in all other assets of the Company (in accordance with permitted prior encumbrances). Although secured by the assets previously indicated, the Crestmark LOC is a receivables-based only line of credit and the maximum availability (“Maximum Amount”) under the Crestmark LOC is $1,000,000. The Crestmark LOC has a minimum loan balance requirement of $500,000. At June 30, 2022, the Company did not meet the minimum loan balance requirement as our balance was $52,000. Under the LSA, Crestmark has the right to calculate interest on the minimum balance requirement rather than the actual balance on the Crestmark LOC (and they are exercising that right).

In the event of a default of the LSA, which includes but is not limited to, failure of the Company to make any payment when due, Crestmark is permitted to charge an Extra Rate. The Extra Rate is the Company’s then current interest rate plus 12.75% per annum.

Interest on the Crestmark LOC is at a variable rate based on the Prime Rate plus 3% with a floor of 5.25%. As of June 30, 2022 the interest only rate on the Crestmark LOC was 7.75% and as of the date of this report, the interest only rate on the Crestmark LOC is 8.5%. As of the date of this report, with all fees considered (the interest rate + an Annual Loan Fee of $7,500 + a monthly maintenance fee of 0.30% of the actual average monthly balance from the prior month), the interest rate on the Crestmark LOC is 14.39%.

The Company incurred $22,000 in interest expense in the six months ended June 30, 2022 and $24,000 in interest expense related to the Crestmark LOC in the six months ended June 30, 2021. The Company incurred $12,000 in interest expense in the three months ended June 30, 2022 and $11,000 in interest expense in the three months ended June 30, 2021. Given the nature of the administration of the Crestmark LOC, at June 30, 2022, the Company had $0 in accrued interest expense related to the Crestmark LOC, and there is $0 in additional availability under the Crestmark LOC.

At June 30 2022, the balance on the Crestmark LOC was $47,000 and as of December 31, 2021, the balance on the Crestmark LOC was $178,000.

2019 TERM LOAN WITH CHEROKEE

In February 2019, the Company entered into an agreement with Cherokee under which Cherokee provided the Company with a loan in the amount of $200,000 (the “2019 Cherokee Term Loan”). The annual interest rate under the 2019 Cherokee Term Loan is 18% (fixed) paid quarterly in arrears.

In February 2020, the 2019 Cherokee Term Loan was extended for one year, or until February 15, 2021. No terms of the facility were changed under the February 2020 extension. For consideration of the Extension Agreement, the Company issued 1.5% of the $200,000 principal, or $3,000, in 42,857 restricted shares of the Company’s common stock to Cherokee. The Company also incurred a penalty in the amount of $20,000 which was added to the principal balance of the 2019 Cherokee Term Loan; bringing the principal to $220,000.

In February 2021, the 2019 Cherokee Term Loan was further extended to February 15, 2022. Under the terms of this additional extension, the 2019 Cherokee Term Loan was increased to $240,000 to include a $20,000 penalty that was due as a result of the Company being unable to pay back the principal balance to Cherokee on February 15, 2021. In addition, if the Company didn’t pay off the principal on or before February 15, 2022, Cherokee may charge an 8% delinquent fee on whatever the principal balance was on February 15, 2022. The Company was not able to pay off the facility on February 15, 2022.

On June 14, 2022, Cherokee agreed that they would defer the principal amounts due under the 2019 Cherokee Term Loan until February 15, 2023 and that any applicable penalties would also be deferred as long as the Company remains current on the quarterly interest payments. Furthermore, any penalties will also be waived if the principal amounts are paid on or prior to February 15, 2023.

In the event of default, this includes, but is not limited to, the Company’s inability to make any payments due under the Agreement; Cherokee has the right to increase the interest rate on the 2019 Cherokee Term Loan to 20%.

The Company recognized $22,000 in interest expense related to the 2019 Cherokee Term Loan in the six months ended June 30, 2022 and $21,000 in interest expense in the six months ended June 30, 2021. The Company recognized $11,000 in interest expense related to the 2019 Cherokee Term Loan in the three months ended June 30, 2022 and $11,000 in interest expense in the three months ended June 30, 2021. The Company had $4,000 in accrued interest expense at June 30, 2022.

The balance on the 2019 Cherokee Term Loan was $240,000 at June 30, 2022 and at December 31, 2021.

NOVEMBER 2020 TERM LOAN

On November 4, 2020, the Company entered into a loan agreement with an individual shareholder in the principal amount of $50,000. There were no expenses related to the term loan and the interest rate is 7%. The first interest only payment was paid on February 4, 2021 and the final interest payment and principal was due on May 4, 2021. On May 4, 2021, the Company extended this loan for another 6 months, or until November 4, 2021. The interest rate and all other terms of the note remained unchanged under this extension.

On November 4, 2021, the November 2020 Term Loan was extended again. Under this extension, the principal is now due on November 4, 2022. The last interest payment made to the shareholder was in November 2021 and was for the period of August 5, 2021 through November 4, 2021. The shareholder has agreed to defer the quarterly interest payments due on the extended facility. Therefore, interest accruing on the November 2020 Term Loan from November 5, 2021 until November 4, 2022 (which will total $3,500) would be paid upon maturity of the loan along with the principal.

The Company recognized $2,000 of interest expense related to the November 2020 Term Loan in the six months ended June 30, 2022 and $2,000 of interest expense in the six months ended June 30, 2021. The Company recognized $1,000 of interest expense related to the November 2020 Term Loan in the three months ended June 30, 2022 and less than $1,000 in interest expense in the three months ended June 30, 2021.

The Company had less than $1,000 in accrued interest expense related to this loan as of June 30, 2022.

The balance on the November 2020 Term Loan was $50,000 at June 30, 2022 and at December 31, 2021.

DECEMBER 2021 SHAREHOLDER LOANS

On December 14, 2021, the Company entered into Loan Agreements with two non-affiliated shareholders resulting in gross (and net) proceeds of $75,000 as there were no costs associated with the loans. The loans bear interest of 7% per annum until principal and interest are both due in full, or until June 15, 2022. The first interest payments were due on March 15, 2022 and payment of final interest and principal were due June 15, 2022.

One of the loans (in the amount of $25,000) was paid in full on June 13, 2022 along with the final interest payment due.

On April 6, 2022, we amended the loan with the other non-affiliated shareholder. This amendment (No.1; hereinafter referred to in this paragraph as “Amendment No. 1”) increased the principal due to the shareholder by $25,000; bringing their total principal to $75,000. No other terms of the loan were changed under Amendment No. 1.

On April 14, 2022, the loan was amended again (under Amendment No. 2; hereinafter referred to in this paragraph as “Amendment No. 2”) increasing the principal again by $50,000; bringing their total principal to $125,000. No other terms of the loan were changed under Amendment No. 2.

On May 11, 2022, the loan was amended again (under Amendment No. 3; hereinafter referred to in this paragraph as “Amendment No. 3”) increasing the principal again by $75,000; bringing their total principal to $200,000. The loan was further amended to include a specific payment schedule based on receipt of anticipated ERC refunds.

On June 13, 2022, the Company made a principal reduction payment to this shareholder in the amount of $25,000 from proceeds from the ERC refund received on June 2, 2022; bringing the principal amount owed on the loan to $175,000. See Note I – Subsequent Events for more information on this loan.

The Company incurred $3,000 in interest expense related to these loans in the six months ended June 30, 2022 and $0 in interest expense in the six months ended June 30, 2021 (as the facilities were not in place until December 2021). The Company incurred $2,000 in interest expense related to these loans in the three months ended June 30, 2022 and $0 in interest expense in the three months ended June 30, 2021 (as the facilities were not in place until December 2021).

The Company had less than $6,000 in accrued interest expense at June 30, 2022. The balance on these loans was $175,000 at June 30, 2022 and $75,000 at December 31, 2021.

OTHER DEBT INFORMATION

In addition to the current debt indicated previously, previous debt facilities had financial impact on the three and/or six months ended June 30, 2021. More specifically:

SBA PAYCHECK PROTECTION LOAN (PPP LOAN)

On April 22, 2020, the Company entered into a Promissory Note (“PPP Note”) for $332,000 with Crestmark Bank, pursuant to the U.S. Small Business Administration (“SBA”) Paycheck Protection Program under Title I of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act passed by Congress and signed into law on March 27, 2020. The PPP Note was unsecured, with an interest rate of 1.00% per annum, with principal and interest payments deferred for the first six months, and maturity in two years. On June 15, 2021, the Company applied for forgiveness of the PPP loan in the amount of $332,000 under PPP guidelines. Our forgiveness application was reviewed by the SBA and on August 3, 2021, the SBA remitted payment to Crestmark Bank for the balance of the PPP Loan principal and all interest due on the PPP Loan.

The Company recognized $1,000 in interest expense in the six months ended June 30, 2021 and less than $1,000 in interest expense in the three months ended June 30, 2021.

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

The maximum qualified wages for each employee under the current ERC is $10,000 per quarter. Also, because the Company has 100 or fewer full-time employees, health plan expenses borne by the Company can also be included as qualified wages in addition to salary. To qualify for the ERC in 2021, an employer must have experienced at least a 20% reduction in gross receipts when compared to the same quarter in either 2020 or 2019. During the first quarter of 2021, the second quarter of 2021 and the third quarter of 2021, the Company qualified for the ERC when comparing its 2021 quarters with both 2020 and 2019 quarters. In August 2021, the Company’s payroll service provider processed and mailed a Form 941-X to claim a refund in the amount of $202,000 on qualified wages paid in the first quarter of 2021. Due to a change in the Form 941-X, the Company’s payroll service provider did not process and mail its Form 941-X to claim a refund in the amount of $198,000 on qualified wages paid in the second quarter of 2021 until October 28, 2021. In the middle of the third quarter of 2021, the Company began taking the ERC in its current payroll; which reduced payroll by approximately $44,000 in the third quarter of 2021. Given this, the Company did not have to amend its Form 941 for the third quarter of 2021; however the Form 941 claiming a refund in the amount of $137,000 was filed electronically with the IRS on November 1, 2021 by the Company’s payroll service provider. Upon passing of the Infrastructure Bill, the Company ceased taking the ERC in its current payroll.

On December 28, 2021, the Company received its refund for the third quarter of 2021 in the amount of $137,000. Shortly before receiving the first refund, the Company spoke with the Internal Revenue Service (“IRS”) to obtain statuses of our filings. The Company was informed that the IRS did not have record of receiving the Company’s Form 941-X for the first quarter of 2021 (which was mailed by the Company’s service provider in August 2021). The Company re-sent the Form 941-X for the first quarter of 2021 via overnight service on December 31, 2021 and the IRS received it on January 5, 2022. This lack of receipt has resulted in a delay in receiving the expected refund in the amount of $202,000.

On June 2, 2022, the Company received a refund for the second quarter of 2021 in the amount of $199,000. This amount represents the $198,000 claimed as a refund and $1,000 in interest. Based on a discussion with the IRS in late May 2022, the refund for the first quarter of 2021 is expected to be received in late July/August 2022. The Company’s remaining expected refunds; totaling $202,000, is included on the Condensed Balance Sheets under current assets, as well as on the Company’s Condensed Statements of Operations under other income.

Laws and regulations concerning government programs, including the Employee Retention Credit are complex and subject to varying interpretations. Claims made under the CARES Act may also be subject to retroactive audit and review. There can be no assurance that regulatory authorities will not challenge the Company’s claim to the ERC, and it is not possible to determine the impact (if any) this would have upon the Company. Although the Company has recorded $202,000 under other long term liabilities on our Condensed Balance Sheets at June 30, 2022, even if the Company’s refund claim was challenged and ultimately denied, the Company would not actually have to remit $202,000 to the IRS as that amount has already been remitted to the IRS.

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

During the three months ended June 30, 2022 and the three months ended June 30, 2021, the Company issued 0 options to purchase shares of common stock.

Stock option0 activity for the six months ended June 30, 2022 and the six months ended June 30, 2021 is summarized as follows (the figures contained within the tables below have been rounded to the nearest thousand):

	Six months ended June 30, 2022			Six months ended June 30, 2021
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of June 30, 2022	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of June 30, 2021
Options outstanding at beginning of year	1,937,000	$0.13		1,987,000	$0.13
Granted	0	NA		0	NA
Exercised	0	NA		0	NA
Cancelled/expired	(150,000)	$0.18		0	NA
Options outstanding at end of quarter	1,787,000	$0.12	$0	1,987,000	$0.13	$25,000
Options exercisable at end of quarter	1,787,000	$0.12		1,987,000	$0.13

The Company recognized $0 in share based payment expense in the six months ended June 30, 2022 and in the six months ended June 30, 2021. The Company recognized $0 in share based payment expense in the three months ended June 30, 2022 and in the three months ended June 30, 2021. At June 30, 2022, there was $0 of unrecognized share based payment expense related to stock options.

Warrants

There was no warrant activity in the three or six months ended June 30, 2022 and 2021.

NOTE H – Changes in Stockholders’ Deficit

LANDMARK CONSULTING AGREEMENT

On March 7, 2022, the Company entered into a Financial Advisory Agreement (the “Agreement”) with Landmark Pegasus, Inc. (‘Landmark”). The Agreement provided that Landmark would provide certain financial advisory services for a minimum period of 3 months (which period commenced on February 28, 2022), and as consideration for these services, the Company would pay Landmark (a) a retainer fee consisting of 500,000 restricted shares of common stock and a warrant to purchase 2.75 million shares of the Company’s common stock at a strike price equal to the average closing price of the Company’s common shares for the 30 days preceding the Agreement, or $0.035 per share, resulting in gross proceeds to the Company in the amount of $96,250. The warrant would vest upon the closing of a transaction involving Landmark or upon the invocation of a “Breakup Fee”.

In a subsequent amendment, the terms of the warrant were changed to reflect that the warrant would be issued immediately preceding the closing of a transaction involving Landmark or immediately upon the invocation of the Breakup Fee. In each case, the warrant would vest immediately (i.e. the warrant would be 100% immediately exercisable).

The Breakup Fee would be invoked upon the generation of a specific transaction to ABMC which meets certain criteria agreed upon by both the Company and Landmark; which transaction is then rejected by the Company. The Company will also pay to Landmark a “Success Fee” for the consummation of a transaction closing during the term of the Agreement and for 12 months thereafter, between the Company and any party first introduced to the Company by Landmark, or with any party the Company has specifically requested that Landmark assistance with the transaction.

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

As of June 30, 2022 and as of the date of this report, no additional shares or warrants have been issued as the Breakup Fee has not been invoked nor has a Success Fee been required.

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

The Company did not sell any shares of common stock to Lincoln Park in the three or six months ended June 30, 2022 as the closing price of the Company’s shares of common stock did not exceed $0.05. In fact, the last sale to Lincoln Park was in October 2021.

In the six months ended June 30, 2021, the Company sold 500,000 shares of common stock that represented the balance of the Initial Purchase and 4,400,000 shares of common stock to Lincoln Park as Regular Purchases. In the three months ended June 30, 2021, the Company sold a total of 2,100,000 shares of common stock to Lincoln Park (including the balance of the required initial purchase) as Regular Purchases and received proceeds of $381,000.

Note I – Subsequent Events

Amendment to December 2021 Shareholder Loan

On July 13, 2022, the remaining loan with an unaffiliated shareholder was amended again (under Amendment No. 4; hereinafter referred to in this paragraph as Amendment No. 4) increasing the principal by $25,000; bringing their total principal to $200,000 again. The loan agreement was also amended to revise the maturity date from June 15, 2022 to no specific maturity date.

Note J – Income Taxes

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

A reconciliation of the U.S. Federal statutory income tax rate to the effective income tax rate is as follows:

	Quarter Ended June 30, 2022	Quarter Ended June 30, 2021
Tax expense at federal statutory rate	(21%)	(21%)
State tax expense, net of federal tax effect	0%	0%
Increase in valuation allowance	21%	21%
Effective income tax rate	(0%)	(0%)

Deferred income taxes reflect the temporary differences between the financial statement carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, adjusted by the relevant tax rate. The components of deferred tax assets and liabilities are as follows:

	June 30, 2022	December 31, 2021

Inventory capitalization	$0	$8,000
Inventory allowance	68,000	72,000
Allowance for doubtful accounts	1,000	1,000
Accrued compensation	16,000	18,000
Stock based compensation	152,000	160,000
Deferred wages payable	16,000	21,000
Depreciation – Property, Plant & Equipment	(20,000)	(24,000)
Research and development credits	24,000	24,000
Net operating loss carry-forwards	2,834,000	2,631,000
Total deferred income tax assets, net	3,091,000	2,911,000
Less: valuation allowance	(3,091,000)	(2,911,000)
Net deferred income tax assets	$0	0

The valuation allowance for deferred income tax assets was $3,091,000 as of June 30, 2022 and $2,911,000 as of December 31, 2021. The net change in the deferred income tax assets valuation allowance was $180,000 for the six months ended June 30, 2022. The Company believes that it is more likely than not that the deferred tax assets will not be realized.

As of June 30, 2022, the prior full three years remain open for examination by the federal or state regulatory agencies for purposes of an audit for tax purposes.

At June 30, 2022, the Company had Federal and state net operating loss carry-forwards for income tax purposes of approximately $10,900,000 and research and development credits of $24,000. The Company’s net operating loss carry-forwards began to expire in 2022 and continue to expire through 2037. Net operating losses incurred from 2018 to date have no expiration date. In assessing the reliability of deferred income tax assets, management considers whether or not it is more likely than not that some portion or all deferred income tax assets, net, will be realized. The ultimate realization of net deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provides information, which we believe is relevant to an assessment and understanding of our financial condition and results of operations. The discussion should be read in conjunction with the Interim Condensed Financial Statements contained herein and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words “believes”, “anticipates”, “estimates”, “expects”, “intends”, “projects”, and words of similar import, are forward-looking as that term is defined by the Private Securities Litigation Reform Act of 1995 (“1995 Act”), and in releases issued by the United State Securities and Exchange Commission (the “Commission”). These statements are being made pursuant to the provisions of the 1995 Act and with the intention of obtaining the benefits of the “Safe Harbor” provisions of the 1995 Act. We caution that any forward-looking statements made herein are not guarantees of future performance and that actual results may differ materially from those in such forward-looking statements as a result of various factors, including, but not limited to, any risks detailed herein, in our “Risk Factors” section of our Form 10-K for the year ended December 31, 2021, in our most recent reports on Form 10-Q and Form 8-K and from time to time in our other filings with the Commission, and any amendments thereto. Any forward-looking statement speaks only as of the date on which such statement is made, and we are not undertaking any obligation to publicly update any forward-looking statements. Readers should not place undue reliance on these forward-looking statements.

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

In addition to increased costs, the materials used in the manufacture of our drug test products are the same materials used in the manufacture of lateral flow Covid-19 tests and this has resulted in supply chain delays; some of which have negatively impacted our customer relationships.

Due to the Covid-19 pandemic, we are still not marketing our oral fluid drug test (OralStat®) in the employment and insurance markets in the United States (under a limited exemption set forth by the FDA). We remain hopeful that we can effectively market our OralStat in the United States markets given its superior sensitivity and accuracy. Initially we may re-introduce the product in markets outside the United States via distribution relationships.

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

In our current fiscal year and beyond, we are focusing our efforts on further penetration of our markets with our current products that we manufacture and distribute and we are continually looking into other products to offer via distribution relationships.

Although the cost of manufacturing drug tests in the United States is proving to be nearly cost prohibitive, we do believe there are opportunities to capitalize on our US-based lateral flow manufacturing capabilities; specifically for small to mid-size diagnostic firms that require high quality manufacturing; especially given the current challenges with getting imports into the United States.

Gross margin has been declining due to the increased costs of manufacturing in the United States and the fact that overhead costs associated with our facility in Kinderhook, NY cannot be decreased. As sales continue to decline, and these costs cannot be adjusted downward, greater manufacturing inefficiencies occur. The manufacturing inefficiencies are increasing despite our efforts to mitigate them. We are also taking steps to obtain materials at the best available pricing. However, in many cases, we are purchasing at much lower volumes than the larger diagnostic companies and that results in higher per piece pricing. We are currently looking into possible production alternatives in attempts to address these fixed costs.

Operating expenses declined in the six months ended June 30, 2022 when compared to the six months ended June 30, 2021. We continuously make efforts to control operational expenses to ensure they are in line with sales including, but not limited to, consolidating job responsibilities in certain areas of the Company, securing more cost effective service providers and reduction of facility hours so they are more in line with production and administrative needs.

From August 2013 until June 2020 and from April 2022 through the date of this report, we maintained a salary deferral program for our sole executive officer, our Chief Executive Officer/Principal Financial Officer Melissa Waterhouse. The salary deferral program was initiated by Ms. Waterhouse voluntarily in both August 2013 and April 2022. Another member of senior management participated in the voluntary 2013 program until his retirement in November 2019. After the member of senior management retired, we agreed to make payments on the deferred compensation (i.e. deferred salary) owed to this individual. In the six months ended June 30, 2021, we made payments totaling $22,000 to this individual and his deferred compensation was paid in full in May 2021.

Once the deferred compensation was paid in full to this individual in May 2021, we began to make payments at the same rate to Ms. Waterhouse given the length of time the amount had been owed and that Ms. Waterhouse had not received any payments on her deferred compensation since August 2017. We made payments totaling $10,000 to Ms. Waterhouse in the six months ended June 30, 2022 and $5,000 in payments in the six months ended June 30, 2021. We stopped making payments on Ms. Waterhouse’s deferred compensation in April 2022 when Ms. Waterhouse again voluntarily deferred her salary by 20%. As of June 30, 2022, we had deferred compensation owed to Ms. Waterhouse in the amount of $71,000 and $6,000 in payroll taxes that are due as payments are made to Ms. Waterhouse; for a total of $77,000 in deferred compensation owed to Ms. Waterhouse. In addition, as of June 30, 2022, we owe Ms. Waterhouse $16,000 in current salary that was not paid.

Beginning in April 2022, another member of senior management participated in the salary deferral program. As of June 30, 2022, we had deferred compensation owed to this individual in the amount of $4,000 and $1,000 in payroll taxes that are due as payments are made to this individual; for a total of $5,000 in deferred compensation.

Our continued existence is dependent upon several factors, including our ability to: 1) raise revenue levels even though the drug testing market continues to be infiltrated by product manufactured outside of the United States as well as being impacted by supply chain issues 2) further penetrate the markets (in and outside of the United States) for the products we manufacture as well as products we offer via distribution, 3) secure new contract manufacturing customers, 4) control operational costs and manufacturing inefficiencies to generate positive cash flows, 5) maintain our current credit facilities or refinance our current credit facilities if necessary, and 6) if needed, obtain working capital by selling additional shares of our common stock. Should the Company not be able to achieve positive cash flows from operations or raise additional funding, it may be required to further reduce or terminate operations.

Results of operations for the six months ended June 30, 2022 compared to the six months ended June 30, 2021

NET SALES:Net sales for six months ended June 30, 2022 decreased by $559,000, or 51.1%, when compared to net sales in the six months ended June 30, 2021; primarily as a result in a decline in sales of drugs of abuse (“DOA”) tests that we manufacture. The decline in DOA sales stems almost entirely from decreased sales to our largest customer who has historically been a significant portion of our revenues. This customer has two segments of their business for which we supply products. They informed us in February 2022 that sales to one of those segments (which we supplied exclusively) would decrease as a result of their desire to have multiple vendors supplying the segment. They indicated this was to ensure uninterrupted supply as they had experienced periodic supply interruptions with us in 2021 (as a result of the supply chain issues we experienced in 2021 and continue to experience into 2022; particularly with plastics and other materials that are used to manufacture our drug tests; materials that are also used in the manufacture of lateral flow Covid-19 tests). They indicated that the other segment we supply would remain unchanged but, even in that particular segment; we saw a decline in sales when comparing the six months ended June 30, 2022 with the six months ended June 30, 2021. In addition to the decline in sales to this customer, international sales also declined; some of which is due to a backorder at June 30, 2022.

Partially offsetting these declines are increased contract manufacturing sales; primarily in sales of our private labeled RSV test and increased distribution sales; most of which is due to increased sales of the lower cost DOA tests we are selling. Sales of Rapid Antigen Covid-19 tests slightly increased when comparing the six months ended June 30, 2022 with the six months ended June 30, 2021; to $42,000 in the six months ended June 30, 2022 from $36,000 in the six months ended June 30, 2021. However, given the continued downward trend of pricing of these tests in the market and the fact that we are distributing these tests (which requires further markup); we believe that sales of Covid-19 tests will not have a significant impact on our sales going forward.

GROSS (LOSS) / PROFIT:For the first time in our operating history, we recorded a gross loss in the six months ended June 30, 2022 of $(45,000); this is compared to gross profit of $241,000 in the six months ended June 30, 2021. Gross profit began to dramatically decline in the first quarter of 2022 and further declined in the second quarter of 2022 due to even further reduced sales. This change to a gross (loss) from a gross profit is almost entirely due to decreased sales to our largest customer in one of their segments (previously discussed in net sales). The two segments we were supplying were comprised of one with low margin sales and one with higher margin sales. This allowed the Company to maintain an appropriate blended gross profit margin on the sales to the customer. The segment in which sales have decreased significantly is the segment in which products were sold at a higher profit margin and this has significantly reduced the blended gross profit margin on the account. At the same time, this decline in sales has resulted in greater inefficiencies in manufacturing. Manufacturing inefficiencies occur when production levels decrease but, not all costs can be reduced to be in line with production levels because they are fixed; these costs include but, are not limited to, depreciation, insurance, interest, taxes, utilities and other costs associated with running our two facilities.

We have taken steps to reduce manufacturing costs, including but not limited to, costs associated with labor, to mitigate these inefficiencies; however, the previously discussed fixed costs cannot easily be decreased. Given the price sensitivity in our markets and the commoditized nature of drug testing products, customer pricing is challenging; however, we did implement a price increase to non-contractual customers in July 2021 however, the customer previously discussed has a contracted price in place that is not as easily increased.

Operating expenses decreased 36.3% in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Expenses in Selling and Marketing and General and Administrative expenses decreased and Research and Development expenses remained relatively unchanged. More specifically:

Research and development (“R&D”)

R&D expense remained relatively unchanged (with a minimal decrease of 2.4%) when comparing the six months ended June 30, 2022 with the six months ended June 30, 2021. Salary expense was reduced slightly due to timing of pay periods. This slight decrease was partially offset by an increase in utility costs in our New Jersey facility. All other expenses remained relatively consistent when comparing the two six-month periods. In the six months ended June 30, 2022, our R&D department primarily focused their efforts on the enhancement of our current products and validations related to drug testing product components.

Selling and marketing

Selling and marketing expense in the six months ended June 30, 2022 decreased 46.5% when compared to the six months ended June 30, 2021. Reductions in sales salary expense and benefits (due to the termination of personnel for performance reasons as well as an employee departure), reductions in costs associated with shipping and promotional expense (due to the six months ended June 30, 2021 including fees paid to OTC Markets) were the primary reason for the decline in expenses. All other expenses remained relatively consistent when comparing the two six month periods.

In the six months ended June 30, 2022, we continued selling and marketing efforts related to the drug tests we manufacture and we promoted lower cost alternatives for onsite drug testing via distribution relationships. We also marketed and sold rapid Covid-19 tests via distribution relationships. These offerings did not result in increased selling and marketing expenses when comparing the six months ended June 30, 2022 with the six months ended June 30, 2021. Terminations of sales personnel have been due to poor performance. While we have taken efforts to increase the size of our sales team to further penetrate our markets; no new sales reps were hired in the six months ended June 30, 2022 due to lack of qualified candidates. We continue to look for contract manufacturing opportunities or situations in which we can leverage our U.S. based manufacturing operations.

General and administrative (“G&A”)

G&A expense decreased 36.1% in the six months ended June 30, 2022 when compared to G&A expense in the six months ended June 30, 2021. The primary reason for the decline is that the six months ended June 30, 2022 did not include any fees associated with our loans with Cherokee while the six months ended June 30, 2022 included a total of $148,000 in fees incurred in connection with a penalty related to extension of the Cherokee loans in February 2021.

In addition, quality assurance salaries declined (due to retirement of an employee, departure of another employee as well as a reduced work week implemented early in April 2022), general and administrative salaries and benefits declined (due to fewer employees and the reduced work week implemented in April 2022), accounting fees declined (due to lower costs from our new accounting firm), and patent fees declined (due to less international patent maintenance fees paid), along with other smaller declines in other expenses. These declines were partially offset by increased consulting fees (due to the execution of the Financial Advisory Agreement with Landmark Pegasus, Inc. in the six months ended June 30, 2022), increased transfer agent expense and repairs and maintenance. There was no expense related to share based payments in either the six months ended June 30, 2022 or the six months ended June 30, 2021.

OTHER INCOME AND EXPENSE: Other expense of $99,000 in the six months ended June 30, 2022 consisted of interest expense associated with our credit facilities (our line of credit, our two loans with Cherokee Financial, LLC and shareholder loans) and interest income of $1,000 for interest received in connection with the ERC refund we received in June 2022. Other expense of $46,000 in the six months ended June 30, 2021 consisted of interest expense associated with our credit facilities (the same facilities indicated for the six months ended June 30, 2022) which was offset by other income of $50,000 related to certain non-refundable prepayments (customer deposits) that were forfeited when the customer did not remit the remaining amounts due on the order.

Results of operations for the three months ended June 30, 2022 compared to the three months ended June 30, 2021

NET SALES:Net sales for the three months ended June 30, 2022 decreased 65%, when compared to net sales in the three months ended June 30, 2021 primarily as a result in a decline in sales of DOA tests that we manufacture.

The decline in DOA sales stems almost entirely from decreased sales to our largest customer who has historically been a significant portion of our revenues. This customer has two segments of their business for which we supply products. They informed us in February 2022 that sales to one of those segments (which we supplied exclusively) would decrease as a result of their desire to have multiple vendors supplying the segment. They indicated this was to ensure uninterrupted supply as they had experienced periodic supply interruptions with us in 2021 (as a result of the supply chain issues we experienced in 2021 and continue to experience into 2022; particularly with plastics and other materials that are used to manufacture our drug tests; materials that are also used in the manufacture of lateral flow Covid-19 tests). They indicated that the other segment we supply would remain unchanged but, even in that particular segment; we saw a decline in sales when comparing the three months ended June 30, 2022 with the three months ended June 30, 2021. In addition to the decline in sales to this customer, international sales also declined; some of which is due to a backorder at June 30, 2022.

Partially offsetting these declines are increased contract manufacturing sales; primarily in sales of our private labeled RSV test and increased distribution sales; most of which is due to increased sales of the lower cost DOA tests we are selling. In the three months ended June 30, 2022, we did not have sales of Covid-19 tests and in the three months ended June 30, 2021 we only had $1,000 in Covid-19 test sales. Market pricing of Covid-19 tests has continued to decline over the last several months. Going forward, this will make it difficult for the Company to sell these tests given we are only distributing them (which requires further mark up to customers), therefore, we believe that sales of Covid-19 tests will not have a significant impact on our sales going forward.

GROSS (LOSS) / PROFIT:

For the first time in our operating history, we recorded a gross loss in the three months ended June 30, 2022 of $(73,000); this is compared to gross profit of $136,000 in the three months ended June 30, 2021. Gross profit began to dramatically decline in the first quarter of 2022 and further declined in the second quarter of 2022 due to even further reduced sales. This change to a gross (loss) from a gross profit is almost entirely due to decreased sales to our largest customer in one of their segments (previously discussed in net sales). The two segments we were supplying were comprised of one with low margin sales and one with higher margin sales. This allowed the Company to maintain an appropriate blended gross profit margin on the sales to the customer. The segment in which sales have decreased significantly is the segment in which products were sold at a higher profit margin and this has significantly reduced the blended gross profit margin on the account. At the same time, this decline in sales has resulted in greater inefficiencies in manufacturing. Manufacturing inefficiencies occur when production levels decrease but, not all costs can be reduced to be in line with production levels because they are fixed; these costs include but, are not limited to, depreciation, insurance, interest, taxes, utilities and other costs associated with running our two facilities.

We have taken steps to reduce manufacturing costs, including but not limited to, costs associated with labor, to mitigate these inefficiencies; however, the previously discussed fixed costs are not able to be decreased. Given the price sensitivity in our markets and the commoditized nature of drug testing products increasing, customer pricing is challenging; however, we did implement a price increase to non-contractual customers in July 2021 however, the customer previously discussed has a contracted price in place that is not as easily increased.

OPERATING EXPENSES: Operating expenses decreased 27.9% in the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Expenses in all operating expense divisions decreased. More specifically:

Research and development (“R&D”)

R&D expense in the three months ended June 30, 2022 decreased 14.3% when compared to the three months ended June 30, 2021. Salary expense decreased due to timing of pay periods. This decrease was nominally offset by an increase in utility costs in our New Jersey facility. All other expenses remained relatively consistent when comparing the two three-month periods.

Selling and marketing

Selling and marketing expense in the three months ended June 30, 2022 decreased 43.1% when compared to the three months ended June 30, 2021. Reductions in sales salary expense and benefits (due to the termination of personnel for performance reasons as well as an employee departure) along with a reduction in promotional expense (due to the six months ended June 30, 2021 including fees paid to OTC Markets) were the primary reasons for the decline in expenses. These reductions were partially offset by increased costs associated with shipping.

General and administrative (“G&A”)

G&A expense decreased 25.1% in the three months ended June 30, 2022 when compared to G&A expense in the three months ended June 30, 2021. Decreased costs associated with general and administrative salaries and benefits (due to fewer employees and the reduced work week implemented in April 2022), quality assurance salaries (due to retirement of an employee, departure of another employee as well as a reduced work week implemented early in April 2022), and investor relations were partially offset by increased utility costs. There was no expense related to share based payments in either the three months ended June 30, 2022 or the three months ended June 30, 2021.

OTHER INCOME AND EXPENSE:

Other expense of $51,000 in the three months ended June 30, 2022 consisted of interest expense associated with our credit facilities (our line of credit, our two loans with Cherokee Financial, LLC and shareholder loans) and interest income of $1,000 for interest received in connection with the ERC refund we received in June 2022. Other income of $1,000 in the three months ended June 30, 2021 consisted of other income of $50,000 related to certain non-refundable prepayments (customer deposits) that were forfeited when the customer did not remit the remaining amounts due on the order which was almost entirely offset by interest expense associated with our credit facilities (our line of credit, our two loans with Cherokee Financial, LLC and a shareholder loan.

Liquidity and Capital Resources as of June 30, 2022

Our cash requirements depend on numerous factors, including but not limited to manufacturing costs (such labor and overhead costs, raw materials, equipment, etc.), selling and marketing initiatives, product development activities, regulatory costs, legal costs, and effective management of inventory levels and production levels in response to sales history and forecasts. We are examining growth opportunities including strategic alliances and contract manufacturing. Given our current and historical cash position, such activities would need to be funded from the issuance of additional equity or additional credit borrowings, subject to market and other conditions.

The following transactions materially impacted our liquidity and cash flow in the six months ended June 30, 2022 and/or the six months ended June 30, 2021 or are expected to have an impact on our cash flow in the year ending December 31, 2022:

Employee Retention Credit (“ERC”)

As discussed in Note F to our financial statements, we have been expecting to receive two ERC refunds totaling $400,000. On June 2, 2022, we received a refund for the second quarter of 2021 in the amount of $199,000. This amount represents the $198,000 claimed as a refund and $1,000 in interest.

Lincoln Park Equity Line

On December 9, 2020, we entered into a Purchase Agreement and a Registration Rights Agreement with Lincoln Park under which Lincoln Park agreed to purchase from the Company, from time to time, up to $10,250,000 of shares of our common stock, par value $0.01 per share, subject to certain limitations set forth in the Purchase Agreement, over a two year period. On December 29, 2020 we filed a Form S-1 Registration Statement (the “Registration Statement”). We amended the Registration Statement on January 7, 2021 and the SEC declared the Registration Statement effective on January 11, 2021. In the six months ended June 30, 2022, we were not able to sell any shares of common stock to Lincoln Park due to the market price of our common shares (i.e. they are not closing at or above $0.05 per share and have not closed at that price since the latter part of the year ended December 31, 2021). In the six months ended June 30, 2022, the Company sold 4,900,000 shares of common stock to Lincoln Park (including 500,000 shares required as an initial purchase under the Purchase Agreement) as Regular Purchases and received proceeds of $564,000.

Going Concern

Our financial statements for the six months ended June 30, 2022 were prepared assuming we will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. Our current cash balances, together with cash generated from future operations, ERC refunds and amounts available under our credit facilities will not be sufficient to fund operations through August 2023. At June 30, 2022, we have Stockholders’ Deficit of $(1,708,000). Should the Company not be able to increase sales to generate positive cash flows or obtain additional financing in the form of additional loans or sale of equity, it will be required to reduce or terminate operations.

Debt

Our loan and security agreement and 2019 Term Note with Cherokee for $1,000,000 and $240,000, respectively, expired on February 15, 2022. On June 14, 2022, Cherokee agreed that they would defer the principal amounts due under the Cherokee LSA until February 15, 2023 and that any applicable penalties would also be deferred as long as the Company remains current on the quarterly interest payments. Furthermore, any penalties will also be waived if the principal amounts are paid on or prior to February 15, 2023.

We do not expect cash from operations within the next 12 months to be sufficient to pay the amounts due under these credit facilities, which are due in full on February 15, 2023. Given this, we will be required to refinance the facilities either via a new debt facility or raising capital through some other means. There is no assurance that such financing will be available or that we will be able to complete financing on satisfactory terms, if at all or that we would be able to raise capital via other means.

Throughout the six months ended June 30, 2022, we had a line of credit with Crestmark Bank. The maximum availability on the line of credit is $1,000,000. However, because the amount available under the line of credit is based upon our accounts receivable, the amounts actually available under our line of credit (historically) have been significantly less than the maximum availability. When sales levels decline, we have reduced availability on our line of credit due to decreased accounts receivable balances. As of June 30, 2022, based on our availability calculation, there were no additional amounts available under the line of credit because we draw any balance available on a daily basis. The Crestmark line of credit automatically renewed on June 22, 2022 for another one year term, or until June 22, 2023.

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

As of June 30, 2022, we had the following debt/credit facilities:

Facility	Debtor	Balance as of June 30, 2022	Due Date
Loan and Security Agreement	Cherokee Financial, LLC	$1,000,000	February 15, 2023
Revolving Line of Credit	Crestmark Bank	47,000	June 22, 2023
Term Loan	Cherokee Financial, LLC	240,000	February 15, 2023
Term Loan	Individual	50,000	November 4, 2022
Term Loan	Individual	175,000	NA	(1)
Total Debt		$1,512,000

(1) The loan agreement was amended on July 13, 2022; one of the revisions made was changing the maturity date from June 15, 2022 to no specific maturity date.

Working Capital Deficit

At June 30, 2022, we were operating at a working capital deficit of $2,220,000. This compares to a working capital deficit of $1,484,000 at December 31, 2021. The increase in the working capital deficit is primarily due to decline in cash balances and accounts receivable (due to decreased sales) along with increased debt facilities that are short-term facilities. We have historically satisfied working capital requirements through cash from operations, bank debt and equity financings.

Dividends

We have never paid any dividends on our common shares and anticipate that all future earnings, if any, will be retained for use in our business, and therefore, we do not anticipate paying any cash dividends.

Cash Flow, Outlook/Risk

In the six months ended June 30, 2022, we had a net loss of $779,000 and net cash used in operating activities of $82,000.

Our cash position decreased to $2,000 at June 30, 2022 from $115,000 at December 31, 2021 and $30,000 at June 30, 2021. Cash at December 31, 2021 was positively impacted by an ERC refund in December 2021 (in the amount of $137,000). We did receive an ERC refund in the amount of $198,000 in early June 2022; however, the cash was used rather quickly to make debt payments, Cherokee interest payments and other outstanding amounts due. In the year ending December 31, 2022, we are expecting one more ERC refund in the amount of $202,000

In February 2022 we were informed by our largest customer that sales to one of their segments (which we supplied exclusively) would decrease as a result of their desire to have multiple vendors supplying the segment. This decrease in sales to the one segment of their business also negatively impacts gross profit as this segment is the more profitable segment from a margin perspective. This has resulted in less profit to the Company which is negatively impacting cash flows. While the Covid-19 pandemic is seemingly winding down, we continue to be impacted by it in the form of material delays and cost increases (in both manufacturing and other business costs).

The extent to which the pandemic and the commoditized nature of our markets will continue to impact our business, liquidity, results of operations and financial condition will depend on future developments, which are still uncertain and cannot be predicted. Current levels of sales declines are impacting our business, liquidity, results of operations and financial condition and our ability to access the capital markets may also be limited. Prior to the fourth quarter of the year ended December 31, 2021, we were able to utilize the Lincoln Park Equity Line; however, the downturn of our common stock starting in the third quarter of 2021 has prevented any further sales to be initiated.

Our ability to repay our current debt and other liabilities may also be affected by general economic, financial, competitive, regulatory, legal, business and other factors beyond our control, including those discussed herein. Given the current state of our business and the current stock price, it is unlikely we will be able to facilitate purchases under our Purchase Agreement with Lincoln Park in the near future. If we are unable to meet our credit facility obligations we will be required to raise money through new equity and/or debt financing(s) and, there is no assurance that we would be able to find new financing, or that any new financing would be at favorable terms.

We will continue to take steps to ensure that operating expenses remain in line with sales levels and make every effort to control manufacturing costs, although as previously discussed herein; certain overhead costs are fixed and cannot be reduced to be in line with sales levels. We have consolidated job responsibilities in multiple areas of the Company and this has enabled us to implement personnel reductions. We are also promoting new products and service offerings to diversify our revenue stream.

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

If events and circumstances occur such that 1) we do not meet our current operating plans to increase sales, 2) we are unable to raise sufficient additional equity or debt financing, 3) we are unable to effect sales under the Lincoln Park Equity Line, 4) we are unable to utilize equity as a form of payment in lieu of cash or 5) our credit facilities are insufficient or not available, we may be required to further reduce expenses or take other steps which could have a material adverse effect on our future performance including reducing or terminating operations.

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

Item 1A. Risk Factors

The following risk factors set forth in Part I, Item 1A, in our Annual Report on Form 10-K for the year ended December 31, 2021 are being revised in connection with the results of the three and six months ended June 30, 2022 and recent developments related to our debt obligations. Any risk factors not appearing within this section remain unchanged from the disclosure in the Annual Report on Form 10-K for the year ended December 31, 2021.

Risks Related to our Financial Condition

We have a history of incurring net losses. As of December 31, 2021, we have a stockholders’ deficit and for the three and six months ended June 30, 2022, we have a gross loss.

Since our inception and throughout most of our history, we have incurred net losses, including but not limited to, a net loss of $463,000 incurred in Fiscal 2021. As of December 31, 2021, we also reported negative stockholders’ equity of $944,000. For the three and six months ended June 30, 2022 and for the first time in our operating history, we have gross losses of $73,000 and $45,000, respectively. We incur substantial expenditures for sales and marketing, general and administrative and research and development purposes. Our ability to achieve profitability in the future will primarily depend on our ability to increase sales of our products. Stockholders’ equity improvement will also be dependent on our ability to increase sales which will increase the value of our assets and decrease our liabilities. Future profitability is also dependent on our ability to reduce manufacturing costs. However, some manufacturing costs are fixed and cannot be reduced. There can be no assurance that we will be able to increase our revenues at a rate that equals or exceeds expenditures which will enable us to manufacture products in sufficient quantities to absorb the expenditures, including but not limited to fixed overhead expenditures. Our failure to increase sales while controlling sales and marketing, general and administrative, and research and development costs (relative to sales) would result in additional losses and/or the reduction or termination of operations.

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

In addition to general economic, financial, competitive, regulatory, business and other factors beyond our control, our ability to make payments to our creditors will depend primarily upon our future operating performance; which has been negatively impacted by the loss of material contracts, the increased price competition in our core markets for drug testing and the continued negative impact of the Covid-19 pandemic on some of our drug testing markets.

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

On June 14, 2022, Cherokee agreed that they would defer the principal amounts due under the Cherokee LSA and the 2019 Term Loan with Cherokee until February 15, 2023 and that any applicable penalties would also be deferred as long as we remain current on the quarterly interest payments. Furthermore, any penalties will also be waived if the principal amounts are paid on or prior to February 15, 2023.

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

Our financial statements for Fiscal 2021 were prepared assuming we will continue as a going concern. If sales continue to decline, our current cash balances and cash generated from future operations will not be sufficient to fund operations through August 2023. Future events, including the expenses and difficulties which may be encountered in maintaining a market for our products could make cash on hand and cash available under our line of credit facility insufficient to fund operations. If this happens, we may be required to sell equity or debt securities or obtain additional credit facilities. There can be no assurance that any of these financings will be available or that we will be able to complete such financing on satisfactory terms. Should additional financing not be available, we may be required to reduce or terminate operations.

One of our customers accounted for more than 50% of our total net sales in Fiscal 2021.

One of our customers accounted for 57.5% and 35.2% of our net sales in Fiscal 2021 and Fiscal 2020, respectively. We currently have a contract in place with this long-standing customer that does not expire in the near future. However, in February 2022, the customer informed us that sales to one of their business segments (which we supplied exclusively) would decrease as a result of their desire to have multiple vendors supplying the segment. They indicated this was to ensure uninterrupted supply. They indicated that the other segment we supply would remain unchanged but, even in that particular segment; however, even in that segment, we are seeing declines in sales when comparing sales so far in 2022 to sales during the same period in 2022. There can be no assurance that this customer will stop ordering products from us completely, or that any of our current customers will continue to place orders, or that orders by existing customers will continue at current or historical levels.

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

101

The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheet, (ii) Condensed Statements of Income (iii) Condensed Statements of Cash Flows, (iv) Statements of Changes in Stockholders’ Deficit and (v) Notes to Condensed Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN BIO MEDICA CORPORATION
(Registrant)

	By:	/s/ Melissa A. Waterhouse
Melissa A. Waterhouse
Chief Executive Officer (Principal Executive Officer)
Principal Financial Officer
Principal Accounting Officer

Dated: August 15, 2022

