Form 10-Q
period 2022-09-30
AMERICAN BIO MEDICA CORP
filed 2022-11-16
CIK 896747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2022

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

48,098,476 Common Shares as of November 16, 2022

American Bio Medica Corporation

Index to Quarterly Report on Form 10-Q

For the quarter ended September 30, 2022

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

American Bio Medica Corporation
Condensed Balance Sheets
	September 30,	December 31,
	2022	2021
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$10,000	$115,000
Accounts receivable, net of allowance for doubtful accounts of $2,000 at September 30, 2022 and $3,000 at December 31, 2021	39,000	323,000
Inventory, net of allowance of $256,000 at September 30, 2022 and $278,000 at December 31, 2021	380,000	443,000
Employee retention credit receivable	202,000	400,000
Prepaid expenses and other current assets	24,000	24,000
Right of use asset – operating leases	15,000	35,000
Total current assets	670,000	1,340,000
Property, plant and equipment, net	479,000	517,000
Right of use asset – operating leases	7,000	5,000
Other assets	21,000	21,000
Total assets	$1,177,000	$1,883,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$950,000	$682,000
Accrued expenses and other current liabilities	544,000	467,000
Right of use liability – operating leases	13,000	35,000
Wages payable	90,000	97,000
Line of credit	0	178,000
Current portion of long-term debt	1,595,000	1,365,000
Total current liabilities	3,192,000	2,824,000
Right of use liability – operating leases	7,000	3,000
Total liabilities	3,199,000	2,827,000
COMMITMENTS AND CONTINGENCIES
Stockholders' deficit:
Preferred stock; par value $.01 per share; 5,000,000 shares authorized, none issued and outstanding at September 30, 2022 and December 31, 2021	0	0
Common stock; par value $.01 per share; 75,000,000 shares authorized; 48,098,476 issued and outstanding at September 30, 2022 and 47,598,476 issued and outstanding as of December 31, 2021	481,000	476,000
Additional paid-in capital	22,403,000	22,393,000
Deficit	(24,906,000)	(23,813,000)
Total stockholders’ deficit	(2,022,000)	(944,000)
Total liabilities and stockholders’ deficit	$1,177,000	$1,883,000
The accompanying notes are an integral part of the condensed financial statements.

American Bio Medica Corporation
Condensed Statements of Operations
(Unaudited)
	For The Nine Months Ended
	September 30,
	2022	2021

Net sales	$746,000	$1,709,000

Cost of goods sold	799,000	1,284,000

Gross (loss) / profit	(53,000)	425,000

Operating expenses:
Research and development	63,000	63,000
Selling and marketing	109,000	233,000
General and administrative	715,000	1,086,000
	887,000	1,382,000

Operating loss	(,000)	(957,000)

Other (expense) / income :
Interest expense	(153,000)	(145,000)
Other income, net	2,000	50,000
Income from forgiveness of PPP loan	0	335,000
Income from Employee Retention Credit	0	581,000
	(151,000)	821,000

Loss before income tax expense	(1,091,000)	(136,000)

Income tax expense	(2,000)	(2,000)

Net loss	$(1,093,000)	$(138,000)

Basic and diluted loss per common share	$(0.02)	$(0.00)

Weighted average number of shares outstanding – basic & diluted	47,990,417	39,281,286

The accompanying notes are an integral part of the condensed financial statements.

American Bio Medica Corporation
Condensed Statements of Operations
(Unaudited)
	For The Three Months Ended
	September 30,
	2022	2021

Net sales	$209,000	$614,000

Cost of goods sold	218,000	429,000

Gross (loss) / profit	(9,000)	185,000

Operating expenses:
Research and development	22,000	21,000
Selling and marketing	26,000	79,000
General and administrative	205,000	289,000
	253,000	389,000

Operating loss	(262,000)	(204,000)

Other (expense) / income:
Interest expense	(53,000)	(49,000)
Income from forgiveness of PPP loan	0	335,000
Income from Employee Retention Credit	0	581,000
Other income, net	1,000	0
	(52,000)	867,000

(Loss) / income before income tax expense	(314,000)	663,000

Income tax expense	0	0

Net (loss) / income	$(314,000)	$663,000

Basic and diluted (loss) / income per common share	$(0.01)	$0.02

Weighted average number of shares outstanding – basic & diluted	48,098,476	44,020,650

The accompanying notes are an integral part of the condensed financial statements.

American Bio Medica Corporation
Statements of Changes in Stockholders’ Deficit
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance – January 1, 2022	47,598,476	$476,000	$22,393,000	$(22,813,000)	$(944,000)
Shares issued in connection with Landmark consulting agreement	500,000	5,000	10,000		15,000
Net loss				(1,093,000)	(1,093,000)
Balance – September 30, 2022	48,098,476	$481,000	$22,403,000	$(24,906,000)	$(2,022,000)

Balance January 1, 2021	37,703,476	$377,000	$21,717,000	$(23,350,000)	$(1,256,000)
Shares issued to Lincoln Park for balance of Initial Purchase under the 2020 Lincoln Park Equity Line	500,000	5,000	120,000		125,000
Shares issued to Lincoln Park for purchases under the 2020 Lincoln Park Equity Line	5,800,000	58,000	449,000		507,000
Shares issued for Cherokee interest in lieu of cash	895,000	9,000	27,000		36,000
Net loss				(138,000)	(138,000)
Balance – September 30, 2021	44,898,476	$449,000	$22,313,000	$(23,488,000)	$(726,000)

The accompanying notes are an integral part of the condensed financial statements.

American Bio Medica Corporation Condensed Statements of Cash Flows
(Unaudited)
	For The Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(1,093,000)	$(138,000)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	38,000	53,000
Penalty added to Cherokee loan balance	0	120,000
Recovery of bad debts	(1,000)	(17,000)
(Reduction of) / provision for slow moving and obsolete inventory	(22,000)	44,000
Employee retention credit	0	(537,000)
Shares issued for services	15,000	0
Interest paid with restricted stock	0	36,000
Forgiveness of PPP loan	0	(332,000)
Forgiveness of PPP loan interest	0	(3,000)
Changes in:
Accounts receivable	285,000	(121,000)
Inventory	85,000	73,000
Employee retention credit refund	198,000	0
Prepaid expenses and other current assets	0	73,000
Right of use asset	18,000	26,000
Accounts payable	268,000	90,000
Accrued expenses and other current liabilities	77,000	(149,000)
Right of use liability	(18,000)	(27,000)
Wages payable	(7,000)	(24,000)
Net cash used in operating activities	(157,000)	(833,000)
Cash flows from financing activities:
Proceeds from debt financing	280,000	0
Repayments of debt financing	(50,000)	(25,000)
Proceeds from Lincoln Park financing	0	632,000
Proceeds from line of credit	901,000	1,712,000
Repayments of line of credit	(1,079,000)	(1,543,000)
Net cash provided by financing activities	52,000	776,000
Net change in cash and cash equivalents	(105,000)	(57,000)
Cash and cash equivalents - beginning of period	115,000	98,000
Cash and cash equivalents - end of period	$10,000	$41,000
Supplemental disclosures of cash flow information
Non-Cash transactions
Interest paid with restricted stock	$0	$36,000
Forgiveness of PPP loan principal and interest	$0	$335,000
Cash paid during period for interest	$143,000	$142,000
Cash paid during period for taxes	$2,000	$2,000

The accompanying notes are an integral part of the condensed financial statements.

Notes to condensed financial statements (unaudited)

September 30, 2022

Note A - Basis of Reporting

The accompanying unaudited interim condensed financial statements of American Bio Medica Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. Accordingly, these unaudited interim condensed financial statements do not include all information and footnotes required by U.S. GAAP for complete financial statement presentation. These unaudited interim condensed financial statements should be read in conjunction with audited financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. In the opinion of management, the interim condensed financial statements include all normal, recurring adjustments which are considered necessary for a fair presentation of the financial position of the Company at September 30, 2022, and the results of operations for the three and nine month periods ended September 30, 2022 and September 30, 2021 and cash flows for the nine month periods ended September 30, 2022 and September 30, 2021.

Operating results for the nine months ended September 30, 2022 are not necessarily indicative of results that may be expected for the year ending December 31, 2022. Amounts at December 31, 2021 are derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

 During the nine months ended September 30, 2022, there were no significant changes to the Company’s critical accounting policies, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

These unaudited interim condensed financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. Our independent registered public accounting firm’s report on the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, contained an explanatory paragraph regarding the Company’s ability to continue as a going concern. As of the date of this report, the Company’s current cash balances, together with cash generated from future operations and amounts available under the Company’s credit facilities are not currently sufficient to fund operations through November 2023.

Throughout most of the nine months ended September 30, 2022, the Company had a line of credit with Crestmark Bank. The maximum availability on the Company’s line of credit was $1,000,000. However, because the amount available under the line of credit is based upon the Company’s accounts receivable, the amounts actually available under the line of credit (historically) have been significantly less than the maximum availability. On September 29, 2022, we paid off the balance of our line of credit ($34,000) with the proceeds of a $40,000 loan from an unaffiliated third party. See Note I – Subsequent Events.

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

The Company’s total debt at September 30, 2022 with Cherokee is $1,240,000. The Company does not expect cash from operations within the next 12 months to be sufficient to pay the amounts due under these credit facilities so, the Company is currently evaluating alternatives to pay off or refinance these facilities.

As discussed in more detail in “Cash Flow, Outlook/Risk”, if sales levels continue to decline further, the Company will continue to have inadequate cash flow and will not be able to satisfy its working capital and any capital expenditure requirements. The Company would then be required to obtain additional credit facilities, sell additional equity securities, or delay capital expenditures and/or reduce or terminate operations, which would have a material adverse effect on the business. There is no assurance that such financing will be available or that the Company will be able to complete financing on satisfactory terms, if at all or continue its operations.

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

Accounting Standards Issued; Not Yet Adopted

ASU 2022-04, Liabilities – Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, issued in September 2022, requires entities that use supplier finance programs in connection with the purchase of goods and services to disclose the key terms of the programs and information about obligations outstanding at the end of the reporting period, including a rollforward of those obligations. The guidance does not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. ASU 2022-04 becomes effective on January 1, 2023. Early adoption is permitted. The Company does not expect the adoption of ASU 2022-04 to have an impact on its financial condition or results of operations as the Company does not (and has not historically) utilized supplier finance programs in connection with the purchase of goods and services.

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

Note B – Inventory

Inventory is comprised of the following:

	September 30, 2022	December 31, 2021

Raw Materials	$456,000	$462,000
Work In Process	93,000	109,000
Finished Goods	87,000	150,000
Allowance for slow moving and obsolete inventory	(256,000)	(278,000)
	$380,000	$443,000

Note C – Net Loss Per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted average number of outstanding common shares during the period. Diluted net income per common share includes the weighted average dilutive effect of stock options and warrants. When the Company has a loss, option and warrants are not included as they would be anti-dilutive. Potential common shares outstanding as of September 30, 2022 and 2021:

	September 30, 2022	September 30, 2021
Options	1,736,000	1,937,000
Total	1,736,000	1,937,000

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

Note E – Line of Credit and Debt

The Company’s Line of Credit and Debt consisted of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021

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

	$1,000,000	$1,000,000
Crestmark Line of Credit: Line of credit maturing on June 22, 2023 with interest payable at a variable rate based on WSJ Prime plus 3% with a floor or 5.25%; loan fee of 0.5% annually & monthly maintenance fee of 0.3% on actual loan balance from prior month. Loan was collateralized by first security interest in receivables, inventory and all other assets. Line of credit was paid off on September 29, 2022 with the proceeds of a loan with an unaffiliated third party.	0	178,000
2019 Term Loan with Cherokee Financial, LLC: Note at an annual fixed interest rate of 18% paid quarterly in arrears and a balloon payment due on February 15, 2020. Loan was extended in February 2020, until February 15, 2021 with a penalty of $20,000 added to the loan principal and, extended again in February 2021 to February 15, 2022 with another penalty of $20,000 added to the loan principal. Loan was extended in June 2022 (until February 15, 2023).	240,000	240,000
November 2020 Shareholder Note: Term loan at 7% interest with the first interest only payment being made on February 4, 2021 and the final interest and $50,000 principal due on November 4, 2022.	50,000	50,000
December 2021 Shareholder Note: Term loan with one non-affiliated shareholder at 7% interest until the loan is paid in full. Loan was amended to address additional amounts (totaling $240,000) provided under the loan.	265,000	75,000
September 2022 Loan & Promissory Note: Term loan with an unaffiliated third party at a fixed rate of 1% per month, compounded monthly. Loan is collateralized by first security interest in receivables, inventory and all other assets. Principal and accrued interest due on March 28, 2023.	40,000	0
Total Debt	$1,595,000	$1,543,000
Current portion	$1,595,000	$1,543,000

LOAN AND SECURITY AGREEMENT (LSA) WITH CHEROKEE FINANCIAL, LLC (“CHEROKEE”)

On March 26, 2015, the Company entered into a LSA with Cherokee (the “Cherokee LSA”) in the amount of $1,200,000. The Cherokee LSA reached maturity on February 15, 2020 with a balance of $900,000 (after 4 principal reduction payments of $75,000 each were made over the course of the initial term). In February 2020, the Cherokee LSA was extended for one year, or until February 15, 2021. No terms of the facility were changed under the February 2020 extension.

In February 2021, the Cherokee LSA was further extended for another year, or until February 15, 2022 (the “February 2021 Extension”). Under the February 2021 Extension, the principal of the Cherokee LSA was increased to $1,000,000 to include a $100,000 penalty that was due as a result of the Company being unable to pay back the principal balance to Cherokee on February 15, 2021. The annual interest rate on the Cherokee LSA was also increased to a fixed rate of 10% (the prior fixed rate was 8%) plus a 1% annual oversight fee (that remained unchanged). Interest and the oversight fee were still due quarterly.

Cantone Research, Inc. earned a 3% fee on the extended principal of $900,000 (or $27,000) for their services related to securing the February 2021 Extension with Cherokee investors. The fee paid to Cantone Research, Inc. was recorded as a bank fee and is included in general and administrative expenses in the nine months ended September 30, 2021. The Company also paid Cherokee’s legal fees in the amount of $1,000.

On August 18, 2021, we issued 625,000 restricted shares of common stock to Cherokee in lieu of paying the $25,000 August 2021 interest payment in cash. The closing price of the Company’s common shares on the date of the payment in lieu of cash was $0.04.

Under the terms of the February 2021 Extension, if the Company didn’t pay off the principal on or before February 15, 2022, Cherokee could charge an 8% delinquent fee on the principal balance ($1,000,000) on February 15, 2022. The Company was not able to pay off the facility on February 15, 2022; however, on June 14, 2022 Cherokee agreed that they would defer the principal amounts due under the Cherokee LSA until February 15, 2023 and that any applicable penalties would also be deferred as long as the Company remained current on the quarterly interest payments. Furthermore, any penalties will also be waived if the principal amounts are paid on or prior to February 15, 2023.

The debt with Cherokee is collateralized by a first security interest in real estate and machinery and equipment.

In the event of default, including the Company’s inability to make any payments due under the Cherokee LSA (as amended), Cherokee has the right to increase the interest rate on the financing to 18%. As of the date of this report, the Company is current in its interest and administrative fee payments and the Company will continue to make interest and administrative fee payment quarterly on the Cherokee LSA until its maturity in February 2023. The Company can pay off the Cherokee loan at any time with no penalty; except that a 1% administration fee would be required to be paid to Cherokee to close out all participations.

The Company recognized $75,000 in interest expense related to the Cherokee LSA in the nine months ended September 30, 2022 and $73,000 in interest expense related to the Cherokee LSA in the nine months ended September 30, 2021. The Company recognized $25,000 in interest expense related to the Cherokee LSA in the three months ended September 30, 2022and $25,000 in interest expense related to the Cherokee LSA in the three months ended September 30, 2021.

The Company had $8,000 in accrued interest expense at September 30, 2022 related to the Cherokee LSA.

As of September 30, 2022 and December 31, 2021, the balance of the Cherokee LSA was $1,000,000.

LINE OF CREDIT WITH CRESTMARK BANK (“CRESTMARK”)

On June 29, 2015 (the “Closing Date”), the Company entered into a Loan and Security Agreement (“LSA”) with Crestmark related to a revolving line of credit (the “Crestmark LOC”). The Crestmark LOC was used for working capital and general corporate purposes. Upon completion of the initial 5 year term, the Crestmark LOC automatically renewed for additional one (1) year terms unless notice of termination from the Company was received by Crestmark not less than sixty (60) days prior to the end of the renewal term. On September 29, 2022, the Company made a payment to Crestmark in the amount of $34,000 which paid off the balance on the Crestmark LOC.

The Crestmark LOC was secured by a first security interest in the Company’s inventory, receivables and security interest in all other assets of the Company (in accordance with permitted prior encumbrances). Although secured by the assets previously indicated, the Crestmark LOC was a receivables-based only line of credit and the maximum availability (“Maximum Amount”) under the Crestmark LOC was $1,000,000. The Crestmark LOC had a minimum loan balance requirement of $500,000. Throughout the three and nine months ended September 30, 2022 (and until the Company paid off the Crestmark LOC on September 29, 2022), the Company did not meet the minimum loan balance requirement. Under the LSA, Crestmark had the right to calculate interest on the minimum balance requirement rather than the actual balance on the Crestmark LOC (and they were exercising that right).

Interest on the Crestmark LOC was at a variable rate based on the Prime Rate plus 3% with a floor of 5.25%. As of September 29, 2022 (the payoff date), the interest only rate on the Crestmark LOC was 9.25%. As of September 29, 2022 (the payoff date), with all fees considered (the interest rate + an Annual Loan Fee of $7,500 + a monthly maintenance fee of 0.30% of the actual average monthly balance from the prior month), the interest rate on the Crestmark LOC was 16.38%.

The Company incurred $35,000 in interest expense in the nine months ended September 30, 2022 and $38,000 in interest expense related to the Crestmark LOC in the nine months ended September 30, 2021. The Company incurred $13,000 in interest expense in the three months ended September 30, 2022 and $13,000 in interest expense in the three months ended September 30, 2021. The Crestmark LOC was paid off on September 29, 2022 so, the Company had $0 in accrued interest expense related to the Crestmark LOC at September 30, 2022.

At September 30 2022, the balance on the Crestmark LOC was $0 and as of December 31, 2021, the balance on the Crestmark LOC was $178,000.

2019 TERM LOAN WITH CHEROKEE

 In February 2019, the Company entered into an agreement with Cherokee under which Cherokee provided the Company with a loan in the amount of $200,000 (the “2019 Cherokee Term Loan”). The annual interest rate under the 2019 Cherokee Term Loan is 18% (fixed) paid quarterly in arrears.

 In February 2020, the 2019 Cherokee Term Loan was extended for one year, or until February 15, 2021. No terms of the facility were changed under the February 2020 extension. For consideration of this extension, the Company issued 1.5% of the $200,000 principal, or $3,000, in 42,857 restricted shares of the Company’s common stock to Cherokee. The Company also incurred a penalty in the amount of $20,000 which was added to the principal balance of the 2019 Cherokee Term Loan; bringing the principal to $220,000.

 In February 2021, the 2019 Cherokee Term Loan was further extended to February 15, 2022. Under the terms of this additional extension, the 2019 Cherokee Term Loan was increased to $240,000 to include a $20,000 penalty that was due as a result of the Company being unable to pay back the principal balance to Cherokee on February 15, 2021. In addition, if the Company didn’t pay off the principal on or before February 15, 2022, Cherokee may charge an 8% delinquent fee on the principal balance ($240,000) on February 15, 2022. The Company was not able to pay off the facility on February 15, 2022; however, on June 14, 2022 Cherokee agreed that they would defer the principal amounts due under the 2019 Cherokee Term Loan until February 15, 2023 and that any applicable penalties would also be deferred as long as the Company remained current on the quarterly interest payments. Furthermore, any penalties will also be waived if the principal amounts are paid on or prior to February 15, 2023.

 In the event of default, this includes, but is not limited to, the Company’s inability to make any payments due under the 2019 Cherokee Term Loan; Cherokee has the right to increase the interest rate on the 2019 Cherokee Term Loan to 20%.

 The Company recognized $32,000 in interest expense related to the 2019 Cherokee Term Loan in both the nine months ended September 30, 2022 and the nine months ended September 30, 2021. The Company recognized $11,000 in interest expense related to the 2019 Cherokee Term Loan in both the three months ended September 30, 2022 and the three months ended September 30, 2021. The Company had $4,000 in accrued interest expense at September 30, 2022.

 The balance on the 2019 Cherokee Term Loan was $240,000 at September 30, 2022 and at December 31, 2021.

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

On November 4, 2021, the November 2020 Term Loan was extended again. Under this extension, the principal was due on November 4, 2022. The last interest payment made to the shareholder was in November 2021 and was for the period of August 5, 2021 through November 4, 2021. The shareholder agreed to defer the quarterly interest payments due on the extended facility. The facility was further extended on November 4, 2022, under the same terms and conditions, for another 6 months. Therefore, interest accruing on the November 2020 Term Loan from November 5, 2021 until May 4, 2023 would be paid upon maturity of the loan along with the principal. Provided no further funds are loaned under the facility and no payments are made on the loan, including a complete payoff, the interest due on May 4, 2023 would be $5,000. At September 30, 2022, the interest due on this loan is $3,000.

The Company recognized $3,000 of interest expense related to the November 2020 Term Loan in the nine months ended September 30, 2022 and $2,000 of interest expense in the nine months ended September 30, 2021. The Company recognized $1,000 of interest expense related to the November 2020 Term Loan in both the three months ended September 30, 2022 and in the three months ended September 30, 2021.

The Company had $3,000 in accrued interest expense related to this loan as of September 30, 2022.

The balance on the November 2020 Term Loan was $50,000 at September 30, 2022 and at December 31, 2021.

DECEMBER 2021 SHAREHOLDER LOAN

On December 14, 2021, the Company entered into Loan Agreements with two non-affiliated shareholders resulting in gross (and net) proceeds of $75,000 as there were no costs associated with the loans. Interest on the loans is 7% per annum until principal and interest were both due in full, or until June 15, 2022. The first interest payments were due on March 15, 2022 and payment of final interest and principal was due June 15, 2022.

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

On July 13, 2022, the loan was amended again (under Amendment No. 4; hereinafter referred to in this paragraph as “Amendment No. 4”) increasing the principal by $25,000; bringing their total principal to $200,000 again. The loan agreement was also amended to revise the maturity date from June 15, 2022 to no specific maturity date.

On September 13, 2022, the loan was amended again (under Amendment No. 5; hereinafter referred to in this paragraph as “Amendment No. 5”) increasing the principal by $25,000; bringing their total principal to $225,000 again.

On September 28, 2022, the shareholder provided the Company with additional funds, $40,000, under this shareholder loan with the understanding that the amount would be paid back once the September 2022 Loan funds were received and there would be no interest charged on this additional amount. This increased the amount due to the shareholder under the facility to $265,000. The Company did pay this additional amount in full on October 4, 2022 as indicated under Note I – Subsequent Events.

The Company incurred $8,000 in interest expense related to these loans in the nine months ended September 30, 2022 and $0 in interest expense in the nine months ended September 30, 2021 (as the facilities were not in place until December 2021). The Company incurred $3,000 in interest expense related to these loans in the three months ended September 30, 2022 and $0 in interest expense in the three months ended September 30, 2021 (as the facilities were not in place until December 2021).

The Company had $1,000 in accrued interest expense at September 30, 2022. The balance on these loans was $265,000 at September 30, 2022 and $75,000 at December 31, 2021. See Note I – Subsequent Event for more information regarding the balance of the loan.

SEPTEMBER 2022 LOAN & PROMISSORY NOTE

On September 28, 2022, the Company entered into a Loan and Promissory with an unaffiliated third party (the “September 2022 Loan”) at a fixed rate of 1% per month, compounded monthly and received gross/net proceeds of $40,000. The Company utilized $34,000 of the loan proceeds to pay off its Crestmark Line of Credit (See Note E – Line of Credit and Debt). The September 2022 Loan is collateralized by a first security interest in the Company’s receivables, inventory and all other assets. Principal and accrued interest is due on March 28, 2023.

OTHER DEBT INFORMATION

In addition to the current debt indicated previously, previous debt facilities had financial impact on the three and/or nine months ended September 30, 2021. More specifically:

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

The Company recognized $2,000 in interest expense in the nine months ended September 30, 2021 and $1,000 in interest expense in the three months ended September 30, 2021.

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

On June 2, 2022, the Company received a refund for the second quarter of 2021 in the amount of $199,000. This amount represents the $198,000 claimed as a refund and $1,000 in interest. The Company has had a number of discussions with the IRS and has been given a number of time frames in which the refund for the first quarter of 2021 could be expected. However, the Company has not yet received the refund. Last contact with the IRS was in mid-September 2022 and the Company was informed at that time that the filing was still being processed with no adjustments. The Company’s remaining expected refunds; totaling $202,000, is included on the Condensed Balance Sheets under current assets, as well as on the Company’s Condensed Statements of Operations under other income.

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

During the three months ended September 30, 2022 and the three months ended September 30, 2021, the Company issued 0 options to purchase shares of common stock.

Stock option activity for the nine months ended September 30, 2022 and the nine months ended September 30, 2021 is summarized as follows (the figures contained within the tables below have been rounded to the nearest thousand):

	Nine months ended September 30, 2022			Nine months ended September 30, 2021
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of September 30, 2022	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of September 30, 2021
Options outstanding at beginning of year	1,937,000	$0.13		1,987,000	$0.13
Granted	0	NA		0	NA
Exercised	0	NA		0	NA
Cancelled/expired	(201,000)	$0.18		(50,000)	$0.13
Options outstanding at end of quarter	1,736,000	$0.12	$0	1,937,000	$0.13	$0
Options exercisable at end of quarter	1,736,000	$0.12		1,937,000	$0.13

The Company recognized $0 in share based payment expense in the nine months ended September 30, 2022 and in the nine months ended September 30, 2021. The Company recognized $0 in share based payment expense in the three months ended September 30, 2022 and in the three months ended September 30, 2021. At September 30, 2022, there was $0 of unrecognized share based payment expense related to stock options.

Warrants

There was no warrant activity in the three or nine months ended September 30, 2022 or September 30, 2021.

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

As of September 30, 2022 and as of the date of this report, no additional shares or warrants have been issued as the Breakup Fee has not been invoked nor has a Success Fee been required.

LINCOLN PARK EQUITY LINE OF CREDIT – DECEMBER 2020

On December 9, 2020, the Company entered into a Purchase Agreement and a Registration Rights Agreement with Lincoln Park (together the “Agreements”) under which Lincoln Park agreed to purchase from the Company, from time to time, up to $10,250,000 of its shares of common stock, par value $0.01 per share, subject to certain limitations set forth in the Purchase Agreement, during the term of the Purchase Agreement (two years). A Form S-1 Registration Statement was declared effective by the U.S. Securities and Exchange Commission (“SEC”) on January 11, 2021. Under the terms of the Lincoln Park facility, which have been previously disclosed in our periodic reports filed with the SEC, in the nine months ended September 30, 2021, the Company sold 500,000 shares of common stock that represented the balance of an initial purchase and 5,800,000 shares of common stock to Lincoln Park as Regular Purchases. The Company received proceeds of $632,000 from these purchases. The Company did not sell any shares of common stock to Lincoln Park in the nine months ended September 30, 2022 as the closing price of the Company’s shares of common stock did not exceed $0.05 (which is a requirement under the terms of the facility). In fact, the last sale to Lincoln Park was in October 2021.

Note I – Subsequent Events

OCTOBER 2022 LOAN AND PROMISSORY NOTE

On October 3, 2022, we entered into a Loan and Promissory Note (the “October 2022 Loan) with the same unaffiliated third party (the “Holder”) discussed in the September 2022 Loan and Promissory Note (found in Note E). The total principal under the October 2022 Loan is $400,000 and includes the $40,000 that was extended under the September 2022 Loan; thereby cancelling the September 2022 Loan. The October 2022 Loan is at a fixed rate of 1% per month, compounded monthly. The October 2022 Loan is payable in three equal monthly installments of $140,132.50 with the first payment being due on January 28, 2023 and the final payment being due on March 28, 2023 (the maturity date of the facility). The October 2022 Loan is collateralized by a first security interest in the Company’s receivables, inventory and all other assets. If the Holder does not receive any payment when due, we would need to pay a late charge equaling 1% of the overdue amount. The principal may be paid prior to maturity without any premium or penalty. Our CEO Melissa Waterhouse (“Waterhouse”) also provided a Validity Guarantee in connection with the October 2022 Loan. Under the Validity Guarantee, Waterhouse provides representations and warranties with respect to the validity of our financials. Waterhouse did not receive any compensation in connection with providing the required Validity Guarantee.

DECEMBER 2021 SHAREHOLDER LOAN

On October 4, 2022, we paid $40,000 to the shareholder to pay off a short-term loan provided to the Company on September 28, 2022. With this payment, the loan balance under the December 2021 Shareholder Loan is $225,000.

EXTENSION OF THE NJ FACILITY LEASE

On October 27, 2022, we extended the lease of our NJ facility for an additional two months after the term of our current lease (which expires on December 31, 2022), or until February 28, 2023. In connection with the extension, we were required to pay $21,000 to our landlord which, is rent in advance for the months of November 2022 through February 2023 at a higher rate as consideration for the short-term extension.

NOVEMBER 2020 TERM LOAN

On November 4, 2022, the November 2020 Term Loan was further extended under the same terms and conditions for another 6 months, or until May 4, 2023.

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

A reconciliation of the U.S. Federal statutory income tax rate to the effective income tax rate is as follows:

	Quarter Ended September 30, 2022	Quarter Ended September 30, 2021
Tax expense at federal statutory rate	(21%)	(21%)
State tax expense, net of federal tax effect	0%	0%
Increase in valuation allowance	21%	21%
Effective income tax rate	(0%)	(0%)

                Deferred income taxes reflect the temporary differences between the financial statement carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, adjusted by the relevant tax rate. The components of deferred tax assets and liabilities are as follows:

	September 30, 2022	December 31, 2021

Inventory capitalization	$0	$8,000
Inventory allowance	66,000	72,000
Allowance for doubtful accounts	1,000	1,000
Accrued compensation	18,000	18,000
Stock based compensation	149,000	160,000
Deferred wages payable	19,000	21,000
Depreciation – Property, Plant & Equipment	(19,000)	(24,000)
Research and development credits	24,000	24,000
Net operating loss carry-forwards	2,916,000	2,631,000
Total deferred income tax assets, net	3,174,000	2,911,000
Less: valuation allowance	(3,174,000	(2,911,000)
Net deferred income tax assets	$0	$0

                The valuation allowance for deferred income tax assets was $3,174,000 as of September 30, 2022 and $2,911,000 as of December 31, 2021. The net change in the deferred income tax assets valuation allowance was $263,000 for the nine months ended September 30, 2022. The Company believes that it is more likely than not that the deferred tax assets will not be realized.

                As of September 30, 2022, the prior full three years remain open for examination by the federal or state regulatory agencies for purposes of an audit for tax purposes.

                At September 30, 2022, the Company had Federal and state net operating loss carry-forwards for income tax purposes of approximately $11,214,000 and research and development credits of $24,000. The Company’s net operating loss carry-forwards began to expire in 2022 and continue to expire through 2037. Net operating losses incurred from 2018 to date have no expiration date. In assessing the reliability of deferred income tax assets, management considers whether or not it is more likely than not that some portion or all deferred income tax assets, net, will be realized. The ultimate realization of net deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment.

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

In addition to the marketing of drug tests, we are continuing to market various Covid-19 rapid tests. All of the Covid-19 tests we are offering are being marketed in accordance with the March 2020 Emergency Use Authorization (“EUA”) policy set forth by the United States Food and Drug Administration (FDA) and in accordance with the individual EUAs issued for the products. We are currently offering a number of different rapid antigen tests and rapid antibody tests that can be used in various different settings, including home use; depending on their specific EUA issuance.

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

Gross margin has been declining due to the increased costs of manufacturing in the United States and the fact that overhead costs associated with both of our facilities cannot be decreased any further. As sales continue to decline, and these costs cannot be adjusted downward, greater manufacturing inefficiencies occur. The manufacturing inefficiencies are increasing despite our efforts to mitigate them. We are also taking steps to obtain materials at the best available pricing. However, in many cases, we are purchasing at much lower volumes than the larger diagnostic companies and that results in higher per piece pricing. We are currently looking into possible production alternatives in attempts to address these fixed costs.

Operating expenses declined in the nine months ended September 30, 2022 when compared to the nine months ended September 30, 2021. We continuously make efforts to control operational expenses to ensure they are in line with sales including, but not limited to, consolidating job responsibilities in certain areas of the Company, securing more cost effective service providers and reduction of facility hours so they are more in line with production and administrative needs.

From August 2013 until June 2020 and from April 2022 through the date of this report, we maintained a salary deferral program for our sole executive officer, our Chief Executive Officer/Principal Financial Officer Melissa Waterhouse. The salary deferral program was initiated by Ms. Waterhouse voluntarily in both August 2013 and April 2022. Another member of senior management participated in the voluntary 2013 program until his retirement in November 2019. After the member of senior management retired, we had to make payments on the deferred compensation (i.e. deferred salary) owed to this individual. In the nine months ended September 30, 2021, we made payments totaling $22,000 to this individual and his deferred compensation was paid in full in May 2021.

Once the deferred compensation was paid in full to this individual in May 2021, we began to make payments at the same rate to Ms. Waterhouse given the length of time the amount had been owed and that Ms. Waterhouse had not received any payments on her deferred compensation since August 2017. We made payments totaling $10,000 to Ms. Waterhouse in the nine months ended September 30, 2022 and $20,000 in payments in the nine months ended September 30, 2021. We stopped making payments on Ms. Waterhouse’s deferred compensation in April 2022 when Ms. Waterhouse again voluntarily deferred her salary by 20%. As of September 30, 2022, we had deferred compensation owed to Ms. Waterhouse in the amount of $79,000 and $6,000 in payroll taxes that are due as payments are made to Ms. Waterhouse; for a total of $85,000 in deferred compensation owed to Ms. Waterhouse. In addition, as of September 30, 2022, we owe Ms. Waterhouse $30,000 in current salary that was not paid.

Beginning in April 2022, another member of senior management participated in the salary deferral program. As of September 30, 2022, we had deferred compensation owed to this individual in the amount of $9,000 and $1,000 in payroll taxes that are due as payments are made to this individual; for a total of $10,000 in deferred compensation.

Our continued existence is dependent upon several factors, including our ability to: 1) raise revenue levels even though the drug testing market continues to be infiltrated by product manufactured outside of the United States as well as being impacted by supply chain issues and increased costs of material and labor 2) further penetrate the markets (in and outside of the United States) for the products we manufacture as well as products we offer via distribution, 3) secure new contract manufacturing customers, 4) control operational costs and manufacturing inefficiencies to generate positive cash flows, 5) maintain our current credit facilities or refinance our current credit facilities if necessary, and 6) if needed, obtain working capital by selling additional shares of our common stock. Should the Company not be able to continue to achieve positive cash flows from operations or raise additional funding, it may be required to further reduce or terminate operations.

Results of operations for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021

NET SALES: Net sales for nine months ended September 30, 2022 decreased by 56.3%, when compared to net sales in the nine months ended September 30, 2021; primarily as a result in a decline in sales of drugs of abuse (“DOA”) tests that we manufacture. The decline in DOA sales stems almost entirely from decreased sales to our largest customer who has historically been a significant portion of our revenues. This customer has two segments of their business for which we supply products. They informed us in February 2022 that sales to one of those segments (which we supplied exclusively) would decrease as a result of their desire to have multiple vendors supplying the segment. They indicated this was to ensure uninterrupted supply as they had experienced periodic supply interruptions with us in 2021 (as a result of the supply chain issues we experienced in 2021 and continue to experience into 2022; particularly with plastics and other materials that are used to manufacture our drug tests; materials that are also used in the manufacture of lateral flow Covid-19 tests). They indicated that the other segment we supply would remain unchanged but, even in that particular segment; we saw a decline in sales when comparing the nine months ended September 30, 2022 with the nine months ended September 30, 2021. In addition to the decline in sales to this customer, international sales also declined; the majority of which is due to lower sales to one of our distributors along with a backorder at September 30, 2022.

Contract manufacturing sales also declined when comparing the two nine-month periods; primarily due to decreased sales of the malaria product we manufacture. This decrease was partially offset by increased sales of the RSV test we manufacture and private label to an unaffiliated third party, the private label Rapid TOX® product we manufacture and contract assembly work we performed on a limited basis in the nine months ended September 30, 2022.

Distribution sales increased in the nine months ended September 30, 2022 when compared to the nine months ended September 30, 2021. This increase stems from increased sales of the lower cost DOA tests that we sell via distribution which was primarily offset by decreased sales of rapid Covid-19 tests we have been distributing. We still believe that given the continued downward trend of pricing of Covid-19 tests and the fact that we are distributing these tests (which requires further markup); sales of Covid-19 tests will not have a significant impact on our sales going forward.

GROSS (LOSS) / PROFIT: Once again we recorded a gross (loss) in the nine months ended September 30, 2022 of $(53,000); this is compared to gross profit of $425,000 in the nine months ended September 30, 2021. Gross profit began to dramatically decline in the first quarter of 2022 and further declined in the second and third quarter of 2022 due to even further reduced sales. This change to a gross (loss) from a gross profit is almost entirely due to decreased sales to our largest customer in one of their segments (previously discussed in net sales). The two segments we were supplying were comprised of one with low margin sales and one with higher margin sales. This allowed the Company to maintain an appropriate blended gross profit margin on the sales to the customer. The segment in which sales have decreased significantly is the segment in which products were sold at a higher profit margin and this has significantly reduced the blended gross profit margin on the account. At the same time, this decline in sales has resulted in greater inefficiencies in manufacturing. Manufacturing inefficiencies occur when production levels decrease but, not all costs can be reduced to be in line with production levels because they are fixed; these costs include but, are not limited to, depreciation, insurance, interest, taxes, utilities and other costs associated with running our two facilities.

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

Operating expenses decreased 35.8% in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Expenses in Selling and Marketing and General and Administrative expenses decreased and Research and Development expenses remained unchanged. More specifically:

Research and development (“R&D”)

R&D expense was unchanged when comparing the nine months ended September 30, 2022 with the nine months ended September 30, 2021. Although salary expense decreased slightly due to the timing of pay periods, other expenses did increase slightly. More specifically, expenses related to utilities and FDA compliance increased slightly. All other expenses remained relatively consistent when comparing the two nine-month periods. In the nine months ended September 30, 2022, our R&D department continued to focus their efforts on the enhancement of our current products and validations related to drug testing product components.

Selling and marketing

Selling and marketing expense in the nine months ended September 30, 2022 decreased 53.2% when compared to the nine months ended September 30, 2021. Reductions in sales salary expense and benefits (due to the termination of personnel for performance reasons as well as an employee departure), commissions (due to decreased sales), auto expense, reductions in costs associated with shipping and promotional expense (due to the nine months ended September 30, 2021 including fees paid to OTC Markets) were the primary reasons for the decline in expenses. All other expenses remained relatively consistent when comparing the two nine-month periods.

In the nine months ended September 30, 2022, we continued selling and marketing efforts related to the drug tests we manufacture and lower cost alternatives for onsite drug testing via distribution relationships. We also marketed and sold rapid Covid-19 tests via distribution relationships. These offerings did not result in increased selling and marketing expenses when comparing the nine months ended September 30, 2022 with the nine months ended September 30, 2021. Terminations of sales personnel have been due to poor performance. While we have taken efforts to increase the size of our sales team to further penetrate our markets; no new sales reps were hired in the nine months ended September 30, 2022 due to lack of qualified candidates. We continue to look for contract manufacturing opportunities or situations in which we can leverage our U.S. based manufacturing operations.

General and administrative (“G&A”)

G&A expense decreased 34.2% in the nine months ended September 30, 2022 when compared to G&A expense in the nine months ended September 30, 2021. A primary reason for the decline is that the nine months ended September 30, 2022 did not include any fees associated with our loans with Cherokee while the nine months ended September 30, 2021 included a total of $148,000 in fees incurred in connection with a penalty related to extension of the Cherokee loans in February 2021.

In addition, quality assurance salaries declined (due to retirement of an employee, departure of another employee as well as a reduced work week implemented early in April 2022), general and administrative salaries and benefits declined (due to fewer employees and the reduced work week implemented in April 2022), accounting fees declined (due to lower costs from our new accounting firm), expenses associated with intellectual property declined (due to less international patent maintenance fees paid and less legal fees incurred), and payroll service fees declined (due to change in vendor) along with other smaller declines in other expenses. These declines were partially offset by increased consulting fees (due to the execution of the Financial Advisory Agreement with Landmark Pegasus, Inc. in the nine months ended September 30, 2022), increased utility expenses and repairs and maintenance expense. There was no expense related to share based payments in either the nine months ended September 30, 2022 or the nine months ended September 30, 2021.

OTHER INCOME AND EXPENSE: Other expense of $151,000 in the nine months ended September 30, 2022 consisted of interest expense associated with our credit facilities (our line of credit, our two loans with Cherokee Financial, LLC and shareholder loans) and interest income of $2,000 (most of which is interest received in connection with the ERC refund we received in June 2022).

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

Results of operations for the three months ended September 30, 2022 compared to the three months ended September 30, 2021

NET SALES: Net sales for the three months ended September 30, 2022 decreased 66%, when compared to net sales in the three months ended September 30, 2021 primarily as a result in a decline in sales of DOA tests that we manufacture.

The decline in DOA sales stems almost entirely from decreased sales to our largest customer who has historically been a significant portion of our revenues. This customer has two segments of their business for which we supply products. They informed us in February 2022 that sales to one of those segments (which we supplied exclusively) would decrease as a result of their desire to have multiple vendors supplying the segment. They indicated this was to ensure uninterrupted supply as they had experienced periodic supply interruptions with us in 2021 (as a result of the supply chain issues we experienced in 2021 and continue to experience into 2022; particularly with plastics and other materials that are used to manufacture our drug tests; materials that are also used in the manufacture of lateral flow Covid-19 tests). They indicated that the other segment we supply would remain unchanged but, even in that particular segment; we saw a decline in sales when comparing the three months ended September 30, 2022 with the three months ended September 30, 2021. In addition to the decline in sales to this customer, international sales also declined; most of which is due to a backorder at September 30, 2022.

Contract manufacturing sales also decreased when comparing the three-month periods. This decrease stems from decreased sales of the malaria product we manufacture; partially offset by increased sales of the private label Rapid TOX® product we manufacture and contract assembly work we performed on a limited basis in the three months ended September 30, 2022.

Distribution sales also decreased when comparing the three months ended September 30, 2022 to the three months ended September 30, 2021. This decrease stems primarily from lower sales of rapid Covid-19 tests we have been distributing; partially offset by increased sales of the lower cost DOA tests were are distributing. In the three months ended September 30, 2022, we did not have sales of Covid-19 tests. Market pricing of Covid-19 tests has continued to decline and demand has decreased somewhat. Going forward, this will make it difficult for the Company to sell these tests given we are only distributing them (which requires further mark up to customers), therefore, we still believe that sales of Covid-19 tests will not have a significant impact on our sales going forward.

GROSS (LOSS) / PROFIT:

Once again we recorded a gross (loss) in the three months ended September 30, 2022 of $(9,000) ; this is compared to gross profit of $185,000 in the three months ended September 30, 2021. Gross profit began to dramatically decline in the first quarter of 2022 and further declined in the second and third quarter of 2022 due to even further reduced sales. This change to a gross (loss) from a gross profit is almost entirely due to decreased sales to our largest customer in one of their segments (previously discussed in net sales). The two segments we were supplying were comprised of one with low margin sales and one with higher margin sales. This allowed the Company to maintain an appropriate blended gross profit margin on the sales to the customer. The segment in which sales have decreased significantly is the segment in which products were sold at a higher profit margin and this has significantly reduced the blended gross profit margin on the account. At the same time, this decline in sales has resulted in greater inefficiencies in manufacturing. Manufacturing inefficiencies occur when production levels decrease but, not all costs can be reduced to be in line with production levels because they are fixed; these costs include but, are not limited to, depreciation, insurance, interest, taxes, utilities and other costs associated with running our two facilities.

There was some improvement in the gross loss between the second and third quarter of 2022 (from a gross loss of $(45,000) in the three months ended June 30, 2022 to a gross loss of $(9,000) in the three months ended September 30, 2022) as we continue to take steps to reduce manufacturing costs. These manufacturing costs include, but are not limited to, costs associated with labor. However, fixed costs cannot easily be decreased. Given the price sensitivity in our markets and the commoditized nature of drug testing products, customer pricing is also challenging; however, we did implement a price increase to non-contractual customers in July 2021 however, the customer previously discussed has a contracted price in place that is not as easily increased.

OPERATING EXPENSES: Operating expenses decreased 35% in the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Selling and Marketing and General and Administrative expenses decreased while R&D Expense nominally increased. More specifically:

Research and development (“R&D”)

R&D expense in the three months ended September 30, 2022 increased 4.8% when compared to the three months ended September 30, 2021. The actual increase was $1,000 and this was due to higher salary expense which, was due to timing of pay periods. All other expenses remained relatively consistent when comparing the two three-month periods.

Selling and marketing

Selling and marketing expense in the three months ended September 30, 2022 decreased 67.1% when compared to the three months ended September 30, 2021. Reductions in sales salary expense and benefits (due to the termination of personnel for performance reasons as well as an employee departure), auto expense, and costs associated with shipping are the primary reasons for the decline. Other expenses remained relatively unchanged.

General and administrative (“G&A”)

G&A expense decreased 29.1% in the three months ended September 30, 2022 when compared to G&A expense in the three months ended September 30, 2021. Decreased costs associated with general and administrative salaries and benefits (due to fewer employees and the reduced work week implemented in April 2022), quality assurance salaries (due to retirement of an employee, departure of another employee as well as a reduced work week implemented early in April 2022), and intellectual property (due to less international patent maintenance fees paid and less legal fees incurred) were partially offset by increased costs associated with increased legal fees. There was no expense related to share based payments in either the three months ended September 30, 2022 or the three months ended September 30, 2021.

OTHER INCOME AND EXPENSE:

Other expense of $52,000 in the three months ended September 30, 2022 consisted of interest expense associated with our credit facilities (our line of credit, our two loans with Cherokee Financial, LLC and shareholder loans) and interest income of $1,000. Other income of $867,000 in the three months ended September 30, 2021 consisted of income related to the forgiveness of our PPP loan in the amount of $335,000 and $581,000 in income from the Employee Retention Credit recognized in the three months ended September 30, 2021 (which is $44,000 in credits taken in Q3 2021 and $537,000 in refunds filed for credits in the first three quarters of 2021). This income was offset by interest expense associated with our credit facilities (our line of credit, our two loans with Cherokee Financial, LLC and a shareholder loan).

Liquidity and Capital Resources as of September 30, 2022

Our cash requirements depend on numerous factors, including but not limited to manufacturing costs (such as labor and overhead costs, raw materials, equipment, etc.), selling and marketing initiatives, product development activities, regulatory costs, legal costs, and effective management of inventory levels and production levels in response to sales history and forecasts (if available). We are examining growth opportunities including strategic alliances and contract manufacturing. Given our current and historical cash position, such activities would need to be funded from the issuance of additional equity or additional credit borrowings, subject to market and other conditions.

The following transactions materially impacted our liquidity and cash flow in the nine months ended September 30, 2022 and/or the nine months ended September 30, 2021 or are expected to have an impact on our cash flow in the year ending December 31, 2022:

Employee Retention Credit (“ERC”)

As discussed in Note F to our financial statements, on June 2, 2022, we received a refund for the second quarter of 2021 in the amount of $199,000. This amount represented the $198,000 claimed as a refund and $1,000 in interest. We are still expecting to receive one more ERC refund in the amount of $202,000.

Shareholder Loans

We currently have two shareholder loan facilities; the November 2020 Shareholder Loan and the December 2021 Shareholder Loan (See Note E – Line of Credit and Debt). In the nine months ended September 30, 2022, we received proceeds totaling $240,000 under the December 2021 Shareholder Loan and we made payments totaling $50,000 on the December 2021 Shareholder Loan.

September 2022 Loan and Promissory Note

On September 28, 2022, we entered into a Loan and Promissory with an unaffiliated third party (the “September 2022 Loan”) and received gross/net proceeds of $40,000. We utilized $34,000 of the loan proceeds to pay off the Crestmark Line of Credit (See Note E – Line of Credit and Debt).

Lincoln Park Equity Line

On December 9, 2020, we entered into a Purchase Agreement and a Registration Rights Agreement with Lincoln Park under which Lincoln Park agreed to purchase from the Company, from time to time, up to $10,250,000 of shares of our common stock, par value $0.01 per share, subject to certain limitations set forth in the Purchase Agreement, over a two year period. In the nine months ended September 30, 2022, we were not able to sell any shares of common stock to Lincoln Park due to the market price of our common shares (i.e. they are not closing at or above $0.05 per share and have not closed at that price since the latter part of the year ended December 31, 2021). In the nine months ended September 30, 2021, the Company sold 6,300,000 shares of common stock to Lincoln Park (including 500,000 shares required as an initial purchase under the Purchase Agreement) as Regular Purchases and received proceeds of $632,000.

Going Concern

Our financial statements for the nine months ended September 30, 2022 were prepared assuming we will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. Our current cash balances, together with cash generated from future operations, ERC refund, and recent loans from shareholders and other third parties will not be sufficient to fund operations through November 2023. At September 30, 2022, we have Stockholders’ Deficit of $(2,022,000). Should the Company not be able to increase sales to generate positive cash flows or obtain additional financing in the form of additional loans or sale of equity, it will be required to reduce or terminate operations.

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

Throughout most of the nine months ended September 30, 2022, we had a line of credit with Crestmark Bank. The maximum availability on the line of credit was $1,000,000. However, because the amount available under the line of credit was based upon our accounts receivable, the amounts actually available under our line of credit (historically) have been significantly less than the maximum availability. When sales levels declined, we had reduced availability on our line of credit due to decreased accounts receivable balances. On September 29, 2022 we made a payment to Crestmark Bank in the amount of $34,000 which paid off the balance on the Crestmark LOC. The payoff of the Crestmark Line of Credit will result lower interest costs. Through the nine months ended September 30, 2022, we recognized $35,000 in interest expense related to the Crestmark Line of Credit and in the nine months ended September 30, 2021, we recognized $38,000 in interest expense.

If cash generated from operations, cash received from a refund under the ERC program and loan proceeds are not sufficient to satisfy our working capital and capital expenditure requirements, we will be required to seek additional credit facilities, sell additional equity securities, or delay capital expenditures which could have a material adverse effect on our business. There is no assurance that such financing will be available or that we will be able to complete financing on satisfactory terms, if at all or that alternative strategies will be available.

As of September 30, 2022, we had the following debt/credit facilities:

Facility	Debtor	Balance as of September 30, 2022	Due Date
Loan and Security Agreement	Cherokee Financial, LLC	$1,000,000	February 15, 2023
Term Loan	Cherokee Financial, LLC	240,000	February 15, 2023
Term Loan	Individual	50,000	May 4, 2023(1)
Term Loan	Individual	265,000	NA(2)
Term Loan	Unaffiliated Third Party	40,000	January 28, 2023
Total Debt		$1,595,000

(1) The loan agreement was amended on November 4, 2022 to change the maturity date to May 4, 2023.

(2) The loan agreement was amended on July 13, 2022; one of the revisions made was changing the maturity date from June 15, 2022 to no specific maturity date.

Working Capital Deficit

At September 30, 2022, we were operating at a working capital deficit of $2,522,000. This compares to a working capital deficit of $1,484,000 at December 31, 2021. The increase in the working capital deficit is primarily due to the decline in cash balances and accounts receivable (both of which are due to decreased sales) along with a decline in the ERC tax receivable (due to the receipt of one of the refunds in the nine months ended September 30, 2022). We have historically satisfied working capital requirements through cash from operations, bank debt and equity financings.

Dividends

We have never paid any dividends on our common shares and anticipate that all future earnings, if any, will be retained for use in our business, and therefore, we do not anticipate paying any cash dividends.

Cash Flow, Outlook/Risk

In the nine months ended September 30, 2022, we had a net loss of $1,093,000 and net cash used in operating activities of $157,000.

Our cash position decreased to $10,000 at September 30, 2022 from $115,000 at December 31, 2021 and $41,000 at September 30, 2021. Cash at December 31, 2021 was positively impacted by an ERC refund in December 2021 (in the amount of $137,000). We did receive an ERC refund in the amount of $198,000 in early June 2022. In the year ending December 31, 2022, we are expecting one more ERC refund in the amount of $202,000

In February 2022 we were informed by our largest customer that sales to one of their segments (which we supplied exclusively) would decrease as a result of their desire to have multiple vendors supplying the segment. This decrease in sales to the one segment of their business also negatively impacts gross profit as this segment is the more profitable segment from a margin perspective. This has resulted in less profit to the Company which is negatively impacting cash flows. We also continue to be impacted by material delays and cost increases (in both manufacturing and other business costs).

The extent to which the commoditized nature of our markets will continue to impact our business, liquidity, results of operations and financial condition will depend on future developments, which are still uncertain and cannot be predicted. Current levels of sales declines are impacting our business, liquidity, results of operations and financial condition and our ability to access the capital markets may also be limited. Prior to the fourth quarter of the year ended December 31, 2021, we were able to utilize the Lincoln Park Equity Line; however, the downturn of our common stock starting in the third quarter of 2021 has prevented any further sales to be initiated.

Our ability to repay our current debt and other liabilities may also be affected by general economic, financial, competitive, regulatory, legal, business and other factors beyond our control, including those discussed herein. Given the current state of our business and the current stock price, it is unlikely we will be able to facilitate purchases under our Purchase Agreement with Lincoln Park in the near future before it expires in December 2022. If we are unable to meet our credit facility obligations we will be required to raise money through new equity and/or debt financing(s) and, there is no assurance that we would be able to find new financing, or that any new financing would be at favorable terms.

We will continue to take steps to ensure that operating expenses remain in line with sales levels and make every effort to control manufacturing costs, although as previously discussed herein; certain overhead costs are fixed and cannot be reduced to be in line with sales levels. We have consolidated job responsibilities in multiple areas of the Company and this has enabled us to implement personnel reductions. We are also promoting alternative products and service offerings to diversify our revenue stream.

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

If events and circumstances occur such that 1) we do not increase sales, 2) we are unable to raise sufficient additional equity or debt financing, 3) we are unable to effect sales under the Lincoln Park Equity Line, 4) we are unable to utilize equity as a form of payment in lieu of cash or 5) our credit facilities are insufficient or not available, we may be required to further reduce expenses or take other steps which could have a material adverse effect on our future performance including reducing or terminating operations.

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

Item 1A. Risk Factors

The following risk factors set forth in Part I, Item 1A, in our Annual Report on Form 10-K for the year ended December 31, 2021 are being revised in connection with the results of the three and nine months ended September 30, 2022 and recent developments related to our debt obligations. Any risk factors not appearing within this section remain unchanged from the disclosure in the Annual Report on Form 10-K for the year ended December 31, 2021.

Risks Related to our Financial Condition

We have a history of incurring net losses. As of December 31, 2021, we have a stockholders’ deficit and for the three and nine months ended September 30, 2022, we have a gross loss.

Since our inception and throughout most of our history, we have incurred net losses, including but not limited to, a net loss of $463,000 incurred in Fiscal 2021. As of December 31, 2021, we also reported negative stockholders’ equity of $944,000. For the three and nine months ended September 30, 2022 we have gross losses of $9,000 and $53,000, respectively. We incur substantial expenditures for sales and marketing, general and administrative and research and development purposes. Our ability to achieve profitability in the future will primarily depend on our ability to increase sales of our products. Stockholders’ equity improvement will also be dependent on our ability to increase sales which will increase the value of our assets and decrease our liabilities. Future profitability is also dependent on our ability to reduce manufacturing costs. However, some manufacturing costs are fixed and cannot be reduced. There can be no assurance that we will be able to increase our revenues at a rate that equals or exceeds expenditures which will enable us to manufacture products in sufficient quantities to absorb the expenditures, including but not limited to fixed overhead expenditures. Our failure to increase sales while controlling sales and marketing, general and administrative, and research and development costs (relative to sales) would result in additional losses and/or the reduction or termination of operations.

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

Our financial statements for Fiscal 2021 were prepared assuming we will continue as a going concern. If sales continue to decline, our current cash balances and cash generated from future operations will not be sufficient to fund operations through November 2023. Future events, including the expenses and difficulties which may be encountered in maintaining a market for our products could make cash on hand and cash available under our line of credit facility insufficient to fund operations. If this happens, we may be required to sell equity or debt securities or obtain additional credit facilities. There can be no assurance that any of these financings will be available or that we will be able to complete such financing on satisfactory terms. Should additional financing not be available, we may be required to reduce or terminate operations.

One of our customers accounted for more than 50% of our total net sales in Fiscal 2021.

One of our customers accounted for 57.5% and 35.2% of our net sales in Fiscal 2021 and Fiscal 2020, respectively. We currently have a contract in place with this long-standing customer that does not expire in the near future. However, in February 2022, the customer informed us that sales to one of their business segments (which we supplied exclusively) would decrease as a result of their desire to have multiple vendors supplying the segment. They indicated this was to ensure uninterrupted supply. They indicated that the other segment we supply would remain unchanged but, even in that particular segment; however, even in that segment, we are seeing declines in sales when comparing sales so far in 2022 to sales during the same period in 2021. There can be no assurance that this customer will stop ordering products from us completely, or that any of our current customers will continue to place orders, or that orders by existing customers will continue at current or historical levels.

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
101

The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheet, (ii) Condensed Statements of Income (iii) Condensed Statements of Cash Flows, (iv) Statements of Changes in Stockholders’ Deficit and (v) Notes to Condensed Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN BIO MEDICA CORPORATION (Registrant)

By:	/s/ Melissa A. Waterhouse
Melissa A. Waterhouse Chief Executive Officer (Principal Executive Officer) Principal Financial Officer Principal Accounting Officer

Dated: November 16, 2022

