Form 10-K
period 2022-12-31
AMERICAN BIO MEDICA CORP
filed 2023-03-21
CIK 896747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ______________ to________________

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

The aggregate market value of 47,951,640 voting Common Shares held by non-affiliates of the registrant was approximately $867,925 based on the last sale price of the registrant’s Common Shares, $.01 par value, as reported on the OTC Markets Pink on June 30, 2022.

As of March, 21, 2023 the registrant had 48,098,476 outstanding Common Shares, $.01 par value.

Documents Incorporated by Reference:

(1)	Portions of the Registrant’s Proxy Statement for the year ended December 31, 2022 in Part III of this Form 10-K

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General Development of Business

American Bio Medica Corporation (the “Company”) was incorporated on April 2, 1986 under the laws of the State of New York under the name American Micro Media, Inc. On September 9, 1992, we filed an amendment to our Articles of Incorporation and changed our name to American Bio Medica Corporation as we entered into the manufacturing and distribution of lateral flow immunoassay tests, primarily for the immediate detection of drugs in urine and oral fluid. We also distributed a number of other products related to the immediate detection of drugs and alcohol.

In 2002, we began offering certain services on a contract basis to unaffiliated third parties. Such services include, but are not limited to, strip manufacturing, research and development, and product assembly and packaging. We continued to offer products via distribution relationships, especially as the lateral flow drug testing market became commoditized in nature. Beginning in March 2020 and throughout the year ended December 31, 2022, we distributed, on a non-exclusive basis, various Covid-19 rapid tests.

On December 19, 2022, we announced that we entered into an Asset Purchase Agreement (“APA”) with Healgen Scientific Limited Liability Company (“Healgen”). Under the terms of the APA, we agreed, subject to the approval of our shareholders, to sell substantially all of our operating assets to Healgen (excluding cash, accounts receivables and certain other assets). Hereinafter within this Annual Report on Form 10-K, the APA with Healgen may be referred to as “the Asset Sale to Healgen”. See “Asset Sale to Healgen” in “Liquidity and Capital Resources as of December 31, 2022” and Note K to our financial statements for more information on the Asset Sale to Healgen.

Our Products

The products we manufacture are self-contained, cost-effective and user-friendly products that are capable of accurately identifying the presence or absence of drugs in a sample within minutes. The products we manufacture are made 100% in in the United States while our competitors manufacture their products outside the United States, primarily in China.

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

Private Label Products:  We provide a private labeled version of Rapid TOX to an unaffiliated third party for sale globally.  In the year ended December 31, 2022 (“Fiscal 2022”), sales of these products were not material.

Products for the Detection of Drugs in Oral Fluid.  We manufacture drug tests that detect the presence or absence of drugs in oral fluids. These products are easy to use and provide test results within minutes with enhanced sensitivity and detection. As of the date of this report, our oral fluid drug tests are available “for forensic use only” or for “employment use only” as well as in markets outside the United States; (see “Government Regulations” for information on the regulations related to the sale of our drug tests). We currently offer the following oral fluid drug tests:

OralStat®: OralStat is a patented and patent pending, innovative drug test for the detection of drugs in oral fluids. Each OralStat simultaneously tests for 6 or 10 drugs in an oral fluid specimen. In FY 2022, we did not market this product due to limited financial resources and the limited marketability of the product (i.e. forensic and employment use only).

Product for the Detection of Respiratory Syncytial Virus (“RSV”). We manufacture a test for the detection of RSV; in the United States, RSV is the most common cause of bronchiolitis (inflammation of the small airways in the lungs) in children younger than one year old and causes approximately 58,000 hospitalizations among children under five annually. Globally, RSV affects an estimated 64 million people and causes 160,000 deaths each year. The US Centers for Disease Control and Prevention states that adults at highest risk for severe RSV infection include older adults, especially those 65 years of age and older, adults with chronic heart or lung disease, and adults with weakened immune systems. Our RSV test does detect RSV in both children under the age of six as well as adults over the age of 60. Sales of our RSV test have not historically accounted for a material portion of our sales, including but not limited to, Fiscal 2022. However, in the latter part of Fiscal 2022, as the number of RSV infections rose significantly, we received significantly larger orders from our current customer and we received a large order from a new customer. We shipped part of the large order from our current customer in the first quarter of the year ending December 31, 2023.These products are being marketed by our customers under each customer’s private label.

Distribution of Products.  Throughout Fiscal 2022, we distributed a number of other products related to the immediate detection of drugs in urine and oral fluid, products to detect certain infectious diseases and other diagnostic products. We do not manufacture these products. One of these products is a lower-cost drug test that is manufactured by Healgen. In Fiscal 2022, sales of the Healgen drug tests were 17.5% of our total revenue.

In Fiscal 2022, we continued to market various Covid-19 rapid tests via non-exclusive distribution relationships; one of which is with Healgen. All of the Covid-19 tests we are offering are being marketed in full compliance with an Emergency Use Authorization (“EUA”) issued by the US Food and Drug Administration (“FDA”) and in compliance with each specific product’s EUA issued by FDA. In Fiscal 2022 and in the year ended December 31, 2021 (“Fiscal 2021”), sales of Covid-19 rapid tests were not a material portion of our sales (i.e. they did not account for more than 10% of our total revenue).

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

Contract Manufacturing

We provide strip manufacturing, product assembly and packaging services to an unaffiliated third party related to their malaria (a disease transmitted to humans through bites from infected mosquitoes) test. This customer sells their malaria diagnostic test outside the United States. Sales to this customer were not a material portion of our sales in either Fiscal 2022 or Fiscal 2021.

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

Major Customers

One of our customers accounted for 24.3% of net sales in Fiscal 2022 and 57.5% of net sales in Fiscal 2021, respectively.

Patents and Trademarks/Licenses

As of December 31, 2022, we hold 10 patents in the United States and 7 foreign patents issued affording protection in various countries/territories outside the United States and one foreign patent application pending.

As of December 31, 2022, we have 13 trademarks registered in the United States and 10 trademarks registered in various countries/territories outside the United States.

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

In order to sell our products in the European Union, we must obtain CE marking (in the European Union, a “CE” mark is affixed to the product for easy identification of quality products). These standards are similar to FDA regulations, and are a reasonable assurance to the customer that our products are manufactured in a consistent manner to help ensure that quality defect-free goods are produced. As of the date of this report, we have received approval and the right to bear the CE mark on our Rapid Drug Screen, Rapid ONE, Rapid TOX, RDS InCup, Rapid TOX Cup II, Rapid Reader, OralStat and RSV product. We are currently certified to I.S. EN ISO 13485:2016 with an expiration date of July 31, 2023.

In order to sell our products in Canada, we must comply with ISO 13485:2003, the International Standards Organization’s Directive for Quality Systems for Medical Devices (MDD or Medical Device Directive). In Fiscal 2020, we decided not to renew our product licenses in Canada due to significant increased costs of licensing compared to the negligible sales we had in Canada.

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

Covid-19 Testing Products

Covid-19 related testing products are (as of the date of this report), being marketed and sold in the United States under the March 2020 Emergency Use Authorization (“EUA”) policy set forth by the FDA. An EUA is a mechanism to facilitate the availability and use of medical countermeasures, including testing devices, during public health emergencies, such as the current COVID-19 pandemic. In order for a product to be marketed under the EUA policy, a number of requirements must be met. All of the Covid-19 tests we are offering are being marketed in full compliance with the EUA issued by the FDA and in compliance with each specific product’s EUA issued by FDA. In order to sell Covid-19 tests to locations within Europe, the products must be CE marked. All of the Covid-19 testing products we distribute bear CE marking.

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

As of December 31, 2022, we had 24 employees, of which 16 were full-time and 8 were part-time. None of our employees are covered by collective bargaining agreements.

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

Since the Asset Sale to Healgen is contingent upon shareholder approval, most of the risk factors do not consider the Asset Sale to Healgen; rather they assume continued “stand alone” operation in the year ending December 31, 2023. If the Asset Sale to Healgen is approved by shareholders, a number of these factors will cease to be risks because we will not have any operations until/if a new business is brought into the company.

Risks Related to our Financial Condition

As of December 31, 2022, we have a stockholders’ deficit and a gross loss and, we have a history of incurring net losses.

Since our inception and throughout most of our history, we have incurred net losses, including but not limited to, a net loss of $1,410,000 incurred in Fiscal 2022. As of December 31, 2022, we also reported negative stockholders’ equity of $2,339,000 and a gross loss of $103,000. We incur substantial expenditures related to manufacturing products in the United States, sales and marketing, general and administrative and research and development purposes. Our ability to achieve profitability in the future will primarily depend on our ability to increase sales of our products. Stockholders’ equity improvement will also be dependent on our ability to increase sales which will increase the value of our assets and decrease our liabilities. Future profitability is dependent on our ability to reduce manufacturing costs. However, some manufacturing costs are fixed and cannot be reduced.

Due to the loss of business from our largest customer (See Risk Factor titled, “One of our customers…”), in Fiscal 2022, we were not able to maintain/increase revenues at a rate that equals or exceeds expenditures to absorb the expenses, especially the fixed manufacturing costs. This resulted in a gross loss starting in the second quarter of Fiscal 2022 which continued throughout the rest of Fiscal 2022.

Given the continued gross and net losses and the commoditized nature of our primary markets, it is unlikely that we will be able to increase revenues at profit margins that will sustain our business. This inability to increase revenue will likely result in termination of operations and is why we entered into the Asset Sale to Healgen in December 2022. See “Asset Sale to Healgen” in “Liquidity and Capital Resources as of December 31, 2022” and Note K to our financial statements for more information on the Asset Sale to Healgen.

Our inability to comply with our debt obligations could result in our creditors declaring all amounts owed to them due and payable with immediate effect, or result in the collection of collateral by the creditor, both of which would have an adverse material impact on our business and our ability to continue operations.

We have a loan and security agreement with Cherokee Financial, LLC. (“Cherokee”) which is secured by a first security interest in our real estate and machinery and equipment. We also have an unsecured term loan with Cherokee, an unsecured loan with an individual shareholder and unsecured loans from our sole executive officer, Melissa Waterhouse. We also have a secured loan with Healgen. The Healgen loan is secured by a first security interest in all of our assets with the exception of those assets already encumbered by the Cherokee loan (i.e. the real property and machinery and equipment). Together these parties are referred to as “creditors”.

On June 14, 2022, Cherokee agreed that they would defer the principal amounts due under the Cherokee LSA and the 2019 Term Loan with Cherokee until February 15, 2023 and that any applicable penalties would also be deferred as long as we remain current on the quarterly interest payments. Furthermore, penalties will also be waived if the principal amounts are paid on or prior to February 15, 2023.

In addition to general economic, financial, competitive, regulatory, business and other factors beyond our control, our ability to make payments to our creditors will depend primarily upon our future operating performance; which has been negatively impacted by the loss of material contracts and the increased price competition in our core markets for drug testing.

Provided the Asset Sale to Healgen is approved by shareholders, we will be able to make the required payments to the creditors from the proceeds of the sale of our assets. If the Asset Sale to Healgen is not approved by shareholders, we would not be able to pay the amounts due with cash on hand and we would be forced to pursue one or more alternative strategies, such as restructuring or seeking additional equity capital. There can be no assurances that any of these strategies could be implemented on satisfactory terms, if at all, or that future borrowings or equity financing would be available for the payment of any indebtedness we may have.

A failure to repay any of our debt obligations or payments due under our debt obligations could result in an event of default, which, if not cured or waived, could result in the Company being required to pay much higher costs associated with the indebtedness and/or enable our creditors to declare all amounts owed to them due and payable with immediate effect. If we are unable to meet the demand(s) for payment, the secured creditor(s) could take possession of the assets collateralizing their loan thereby making it impossible for the Company to continue operations.

We will need additional funding for our existing and future operations if the sale of substantially of our assets is not approved by shareholders.

On December 19, 2022, we agreed, subject to the approval of our shareholders, to sell substantially all of our operating assets to Healgen (excluding cash, accounts receivables and certain other assets). Our financial statements for Fiscal 2022 were prepared assuming we will continue as a going concern. If shareholders do not approve the asset sale and sales continue to decline, our current cash balances and cash generated from future operations will not be sufficient to fund operations through March 2024. We would therefore be required to sell equity or debt securities or obtain additional credit facilities. There can be no assurance that any of these financings will be available or that we will be able to complete such financing on satisfactory terms. Should additional financing not be available, we would be required to reduce or terminate operations.

The Covid-19 pandemic has had a negative impact on our drug testing markets and our company operations; the degree to which the pandemic will continue to adversely affect our business, revenues, financial condition and results of operations is still uncertain.

In March 2020, the World Health Organization declared Covid-19 to be a pandemic (“the Pandemic”). To date, the Pandemic has severely impacted levels of economic activity around the world. In response to this Pandemic, governments and public health officials of many countries, states, cities and other geographic regions have taken preventative or protective actions to mitigate the spread and severity of Covid-19. The primary markets for our DOA products continued to be negatively impacted by the Pandemic in Fiscal 2022.

In Fiscal 2022, we continued to experience supply chain issues as a result of the Pandemic; particularly with plastics and other materials that are used to manufacture our dug tests that are also used in the manufacture of lateral flow Covid-19 tests. The lead times for materials increased significantly and in most cases without notice. This impairs our ability to deliver product to our customers within the time frame required and can result in loss of business.

We cannot presently predict possible continued disruptions to our business, but the Pandemic and the resulting economic and commercial disruptions to date have negatively impacted our ability to conduct business in accordance with our plans. Disruptions to our business include, but are not limited to, disruptions in our supply chain and reduced demand and/or suspension of operations by our customers. We cannot predict the degree to which our business will continue to be negatively impacted by the Pandemic as the impact will depend on future developments which are uncertain.

One of our customers accounted for more than 24.3% of our total net sales in Fiscal 2022.

One of our customers accounted for 24.3% and 57.5% of our net sales in Fiscal 2022 and Fiscal 2021, respectively. We currently have a contract in place with this long-standing customer. However, in February 2022, the customer informed us that sales to one of their business segments (which we supplied exclusively) would decrease as a result of their desire to have multiple vendors supplying the segment. They indicated this was to ensure uninterrupted supply. They indicated that the other segment we supply would remain unchanged but, even in that particular segment there were declines in sales when comparing sales in Fiscal 2022 to sales in Fiscal 2021. The loss of these sales has had a dramatic negative impact on our financial condition and results of operations. There can be no assurance that this customer will stop ordering products from us completely, or that any of our current customers will continue to place orders, or that orders by existing customers will continue at current or historical levels.

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

We currently have approximately 42 suppliers that provide us with the materials necessary to manufacture our drug-testing strips, our drug test kits and the products we supply third parties on a contract manufacturing basis as well as the products we sell to our customers via distribution arrangements. For most of our raw materials, we have multiple suppliers, but there are a few raw materials for which we only have one supplier. The loss of one or more of these suppliers, the non-performance of one or more of their materials or the lack of availability of raw materials could suspend our manufacturing process for one or more product lines. This interruption of the manufacturing process could impair our ability to fill customers’ orders as they are placed, putting us at a competitive disadvantage. The inability to secure supplies of products that we sell via distribution would also prohibit us from supplying our customers and put us at a competitive disadvantage.

We have raw material and “work in process” inventory on hand that may not be used in the year ending December 31, 2023 if the expected configuration of sales orders is not received at projected levels.

We had approximately $444,000 in raw material components for the manufacture of our products at December 31, 2022. The non-chemical raw material components may be retained and used in production indefinitely and the chemical raw materials components have lives in excess of 20 years. In addition to the raw material inventory, we had approximately $110,000 in “work in process” (manufactured testing strips) inventory at December 31, 2022. The components for much of this “work in process” inventory have lives of 12-36 months. If sales orders received are not for products that would utilize the raw material components, or if product developments make the raw materials obsolete, we may be required to dispose of these unused raw materials. In addition, since the components for much of the “work in process” inventory have lives of 12-36 months, if sales orders within the next 12-36 months are not for products that contain the components of the “work in process” inventory, we may need to discard this expired “work in process” inventory. We have established an allowance for obsolete or slow moving inventory. At December 31, 2022, this allowance was $235,000. There can be no assurance that this allowance will continue to be adequate for the year ending December 31, 2023 or that it will not have to be adjusted in the future.

We may not be able to hire and retain qualified personnel in several important areas which could negatively impact our growth strategy.

We need skilled sales and marketing, technical and production personnel to maintain and/or grow our business. If we fail to retain our present staff or hire additional qualified personnel our business could suffer, specifically in the case of sales personnel. Recently, we have found it to be increasingly difficult to locate and hire individuals that have the experience required to sell toxicology and diagnostic products. An inability to find qualified sales representatives has already negatively impacted our ability to maintain and/or grow sales.

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

We have only extended the lease of our New Jersey facility until February 28, 2023.

The lease of our New Jersey facility was set to expire on December 31, 2022. Considering the intention to sell substantially all of our assets to Healgen, we did not wish to enter into another multi-year lease of the facility as it would result in the Company paying significant lease pay out amounts. Therefore, on October 27, 2022, we extended the lease of the New Jersey facility until February 28, 2023. If the Asset Sale to Healgen is not approved by shareholders, we would have to negotiate another lease extension and there can be no assurance that we would be able to obtain the extension and/or that the terms of the extension would be favorable to the Company. An inability to enter into another lease extension would mean that operations in our New Jersey facility could not continue and that would require us to seek another source of testing strips which would require significant actions to be taken to address regulatory requirements. There can be no assurance that we could obtain another source of testing strips and/or take the actions necessary to address regulatory requirements. There can also be no assurance that we would be able to incur the costs related to such actions. If we were unable to seek an additional source of testing strips, our operations would be disrupted and we would be unable to supply products to our customers for a period of time that is difficult to determine. This would negatively impact our financial condition and results of operations.

Risks Related to Selling and Marketing

The drug testing market is highly competitive and commoditized and, we may not be able to compete successfully against lower cost producers.

The market for rapid onsite drug tests is highly competitive and saturated with lower cost products made outside of the United States; primarily products made in China. This has resulted in a commoditization of the onsite drug testing market at a time when costs associated with manufacturing in the United States; costs such as labor, utilities, materials, insurance, etc., keep rising. Customers are typically seeking the lowest cost product and if they are considering our products and products made outside the United States, it is likely we will be unable to obtain the sale due to pricing. The extent to which the commoditized nature of our markets will continue to impact our business, liquidity, results of operations and financial condition will depend on future developments, which cannot be predicted. Our inability to successfully address any competitive risk factor could negatively impact sales and our ability to continue operations and/or achieve profitability.

Any adverse changes in our regulatory framework could negatively impact our business, and costs to obtain regulatory clearance are material.

Although we are unaware of any recent or upcoming changes in regulatory standards related to the marketing of our drug tests, changes in regulatory requirements could negatively impact our business if we are unable to comply with the changes. Typically, the cost to comply with regulatory changes is significant, especially if additional applications for marketing clearance from the FDA are required. The cost of filing a 510(k) marketing clearance with the FDA is material and can have a negative impact on efforts to improve our financial performance. If regulatory standards change in the future, there can be no assurance that we will receive marketing clearances from FDA, if and when we apply for them.

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

Both the 2001 Plan and the 2013 Plan have options available for future issuance. As of December 31, 2022, there were 1,736,000 options issued and outstanding under the 2001 Plan. There were no options issued under the 2013 Plan, making the total issued and outstanding options 1,736,000 as of December 31, 2022. Of the total options issued and outstanding, 1,736,000 are fully vested as of December 31, 2022. As of December 31, 2022, there were 1,981,000 options available for issuance under the 2001 Plan and 4,000,000 options available for issuance under the 2013 Plan. As of December 31, 2022, we had 0 warrants issued and outstanding.

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

Our shares are quoted on the OTC Markets Group Pink Open Market (“OTC Pink”) and are currently subject to SEC “penny stock,” rules, which could make it more difficult for a broker-dealer to trade our shares of common stock, for an investor to acquire or dispose of our shares in the secondary market and for us to retain or attract market makers.

The SEC has adopted regulations that define a “penny stock” to be any equity security that has a market price per share of less than $5.00, subject to certain exceptions, such as any securities listed on a national securities exchange or securities of an issuer in continuous operation for more than three years whose net tangible assets are in excess of $2 million, or an issuer that has average revenue of at least $6 million for the last three years. Our shares of common stock are currently being quoted on the OTC Pink. As of Fiscal 2022, our net tangible assets did not exceed $2 million, and our average revenue for the last three years was only $2,426,000, so our securities do not currently qualify for exclusion from the “penny stock” definitions. Therefore, our shares of common stock are subject to “penny stock” rules. For any transaction involving a “penny stock,” unless exempt, the rules impose additional sales practice requirements on broker-dealers, subject to certain exceptions. For these reasons, a broker-dealer may find it more difficult to trade our common stock and an investor may find it more difficult to acquire or dispose of our common stock on the secondary market. Therefore, broker-dealers may be less willing or able to sell or make a market in our securities because of the penny stock disclosure rules. Not maintaining a listing on a major stock market may result in a decrease in the trading price of our securities due to a decrease in liquidity and less interest by institutions and individuals in investing in our securities, and could also make it more difficult for us to raise capital in the future. Furthermore, quotation on the OTC Pink may make it more difficult to retain and attract market makers. In the event that market makers cease to function as such, public trading of our securities will be adversely affected or may cease entirely.

An active trading market for our common stock may not be sustained.

Although our common stock is currently quoted on the OTC Pink, the market for our shares has demonstrated varying levels of trading activity. Furthermore, the current level of trading may not be sustained in the future. The lack of an active market for our common stock may impair investors’ ability to sell their shares at the time they wish to sell them or at a price that they consider reasonable, may reduce the fair market value of their shares and may impair our ability to raise capital to continue to fund operations by selling shares.

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

We may require additional financing to sustain our operations, without which we may not be able to continue operations, and the terms of subsequent financings may adversely impact our shareholders.

Given the current financial condition and our results of operations in Fiscal 2022, if the Asset Sale to Healgen is not approved by our shareholders, we will need to secure another source of funding in order to satisfy our working capital needs. Depending on the type and the terms of any financing we pursue, stockholders’ rights and the value of their investment in our common stock could be reduced. A financing could involve one or more types of securities including common stock, convertible debt or warrants to acquire common stock. These securities could be issued at or below the then prevailing market price for our common stock. In addition, we currently have secured debt facilities, the holders of which have a claim to our assets that are prior to the rights of shareholders until the debt is paid. Interest on these debt facilities already increases operational costs and negatively impacts operating results. If we have to obtain additional debt facilities, this would further negatively impact operating results. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences would have a material adverse effect on our ability to continue operating our business.

Risks Related to the Asset Sale to Healgen

Other risks more specific to the Asset Sale with Healgen include, but are not limited to:

•	The Asset Sale to Healgen, even if approved by our Shareholders, may not be completed.

•

If Shareholders do not approve the Asset Sale to Healgen, the loans from Healgen would become due and payable. Given our current financial condition, it is unlikely we could make the required payments. This inability could result in the Healgen taking possession of the assets collateralizing the loan thereby making it impossible for the Company to continue operations.

•	Shareholders could vote against the Asset Sale to Healgen, thereby making the Asset Sale to Healgen impossible and adding great uncertainty as to the ability of the Company to continue operations.

•

Any delay in the closing of the Asset Sale to Healgen will result in our inability to pay off our existing debt with Cherokee that is due on February 15, 2023. This inability could result in Cherokee taking possession of our facility in Kinderhook, NY and all machinery and equipment, thereby making it impossible for the Company to continue operations.

•	Any delay in the closing of the Asset Sale to Healgen could decrease the funds available to pay off our other creditors because we will continue to be subject to ongoing operating expenses.

•	The occurrence of certain events, changes or other circumstance could give rise to the termination of the Asset Sale to Healgen, which would result in the Asset Sale to Healgen not being consummated.

•	The Asset Sale to Healgen process may disrupt current plans and operations and we may face difficulties in employee retention.

•	We will continue to incur the expenses of complying with public company reporting requirements.

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

We lease 5,200 square feet of space in Logan Township, New Jersey that houses our bulk test strip manufacturing and research and development. On October 27, 2022, we amended the term of our lease by extending it through February 28, 2023.

Both facilities are currently adequate and meet the needs of all areas of the Company.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be involved in immaterial legal proceedings in connection with matters that arise during the normal course of business. While the ultimate outcome of any such immaterial litigation cannot be predicted, if we are unsuccessful in defending any such litigation, the resulting financial losses are not expected to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Property Taxes: We are currently delinquent in paying our property and school taxes. We have been communicating with the county over the past several months to discuss options for payment of the delinquent taxes; including, but not limited to, entering into a payment plan offered by the county. On November 28, 2022, using proceeds from a loan from Healgen, we made a payment in the amount of $35,000 to the county for our taxes.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Since June 1, 2022, our shares of common stock are quoted on the OTC Pink market under the symbol “ABMC”. From December 3, 2020 until June 1, 2022 our shares of common stock were quoted on the OTCQB Venture Market under the same symbol.

The following table sets forth the high and low closing bid prices of our securities as reported by the OTCQB Venture Market and the OTC Pink market in Fiscal 2022 and Fiscal 2021. The prices quoted reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not necessarily represent actual transactions.

Year ended December 31, 2022	High	Low

Quarter ended December 31, 2022	$0.02	$0.01
Quarter ended September 30, 2022	$0.03	$0.02
Quarter ended June 30, 2022	$0.03	$0.02
Quarter ended March 31, 2022	$0.04	$0.03

Year ended December 31, 2021	High	Low

Quarter ended December 31, 2021	$0.08	$0.03
Quarter ended September 30, 2021	$0.06	$0.04
Quarter ended June 30, 2021	$0.12	$0.06
Quarter ended March 31, 2021	$0.26	$0.11

Holders

Based upon the number of registered holders and individual participants in security position listings, as of March 21, 2023, there were approximately 2,100 holders of our securities. As of March 21, 2023, there were 48,098,476 common shares outstanding.

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

Securities authorized for issuance under equity compensation plans not previously approved by security holders

None.

The following table summarizes information as of December 31, 2022, with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by security holders*	1,736,000	$0.12	5,981,000

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

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information, which we believe is relevant to an assessment and understanding of our financial condition and results of operations. The discussion should be read in conjunction with the financial statements and the notes to the financial statement contained within this Annual Report on Form 10-K. Certain statements contained in this Annual Report on Form 10-K, including, without limitation, statements containing the words“believes”,“anticipates”,“estimates”,“expects”,“intends”,“projects”, and words of similar import, are forward-looking as that term is defined by the Private Securities Litigation Reform Act of 1995 (“1995 Act”), and in releases issued by the SEC. These statements are being made pursuant to the provisions of the 1995 Act and with the intention of obtaining the benefits of the“Safe Harbor”provisions of the 1995 Act. We caution that any forward-looking statements made within this Annual Report on Form 10-K are not guarantees of future performance and in fact, actual results may differ materially from those results discussed in such forward-looking statements. This material difference can be a result of various factors, including, but not limited to, any risks detailed herein, including the“Risk Factors”section contained in Part I, Item 1A of this Form 10-K, or detailed in our most recent reports on Form 10-Q and Form 8-K and from time to time in our other filings with the SEC and amendments thereto.Any forward-looking statement speaks only as of the date on which such statement is made, and we are not undertaking any obligation to publicly update any forward-looking statements. Readers should not place undue reliance on these forward-looking statements.

Overview

Throughout Fiscal 2022, sales of drug tests continued to be negatively impacted as customer pricing continues to decrease as a result of our markets being saturated with products made outside of the United States; primarily products made in China. This has resulted in a commoditization of the onsite drug testing market at a time when costs associated with labor, utilities, materials, insurance, etc. keep rising. In attempts to retain current customers and/or attract new customers that require lower pricing, we are offering two drug test product lines that are manufactured in China.

In addition to the marketing of drug tests, we continue to market various Covid-19 rapid tests. All of the Covid-19 tests we are offering are being marketed in accordance with the March 2020 Emergency Use Authorization (“EUA”) policy set forth by the United States Food and Drug Administration (FDA) and in accordance with the individual EUAs issued for the products. We are currently offering a number of different rapid antigen tests and rapid antibody tests that can be used in various different settings, including home use; depending on their specific EUA issuance.

In addition to increased costs, the materials used in the manufacture of our drug test products are the same materials used in the manufacture of lateral flow Covid-19 tests as well as lateral flow tests for Influenza and RSV, both of which surged in the latter part of Fiscal 2022. This increased need for the same materials has resulted in supply chain delays; some of which have negatively impacted our customer relationships.

Due to limited financial and personnel resources, we are still not marketing our oral fluid drug test (OralStat®) in the employment and insurance markets in the United States (under a limited exemption set forth by the FDA). We continue to believe that OralStat can be effectively marketed in the United States markets given its superior sensitivity and accuracy if the resources are available to market the product.

In 2019 we expanded our contract manufacturing operations with two new customers. Unfortunately, the Covid-19 pandemic halted sales to these customers throughout 2020 and into 2021 but, in Fiscal 2021 and Fiscal 2022, we started to ship orders to these customers again as their business started to return to normal. In the fourth quarter of Fiscal 2022, as the number of RSV infections rose significantly, we received significantly larger orders from our current customer and we received a large order from a new customer. These orders are expected to start shipping in the first quarter of the year ending December 31, 2023. These products are being marketed by our customers under each customer’s private label.

Gross margin has been declining due to the increased costs of manufacturing in the United States and the fact that overhead costs associated with both of our facilities cannot be decreased any further. As sales continue to decline, and these costs cannot be adjusted downward, greater manufacturing inefficiencies occur. The manufacturing inefficiencies are increasing despite our efforts to mitigate them. We are also taking steps to obtain materials at the best available pricing. However, in many cases, we are purchasing at much lower volumes than the larger diagnostic companies and that results in higher per piece pricing. We have also been looking into possible production alternatives in attempts to address these fixed costs.

Operating expenses declined in Fiscal 2022 when compared to Fiscal 2021. We continuously make efforts to control operational expenses to ensure they are in line with sales including, but not limited to, consolidating job responsibilities in certain areas of the Company, securing more cost effective service providers and reduction of facility hours so they are more in line with production and administrative needs.

From August 2013 until June 2020 and from April 2022 through the date of this report, we maintained a salary deferral program for our sole executive officer, our Chief Executive Officer/Principal Financial Officer Melissa Waterhouse. The salary deferral program was initiated by Ms. Waterhouse voluntarily in both August 2013 and April 2022. Another member of senior management participated in the voluntary 2013 program until his retirement in November 2019. After the member of senior management retired, we had to make payments on the deferred compensation (i.e. deferred salary) owed to this individual. In Fiscal 2021, we made payments totaling $20,000 to this individual and his deferred compensation was paid in full in May 2021.

Once the deferred compensation was paid in full to this individual in May 2021, we began to make payments at the same rate to Ms. Waterhouse given the length of time the amount had been owed and that Ms. Waterhouse had not received any payments on her deferred compensation since August 2017. We made payments totaling $10,000 to Ms. Waterhouse in Fiscal 2022 and $33,000 in payments in Fiscal 2021. We stopped making payments on Ms. Waterhouse’s deferred compensation in April 2022 when Ms. Waterhouse again voluntarily deferred her salary by 20%. As of December 31, 2022, we had deferred compensation owed to Ms. Waterhouse in the amount of $87,000 and $7,000 in payroll taxes that are due as payments are made to Ms. Waterhouse; for a total of $94,000 in deferred compensation owed to Ms. Waterhouse. In addition, as of December 31, 2022, we owe Ms. Waterhouse $32,000 in current salary that was not paid.

Beginning in April 2022, another member of senior management participated in the salary deferral program. As of December 31, 2022, we had deferred compensation owed to this individual in the amount of $14,000 and $1,000 in payroll taxes that are due as payments are made to this individual; for a total of $15,000 in deferred compensation. This individual ceased participating in the salary deferral program on December 9, 2022 and is receiving their full salary (which continues through the date of this report).

Our continued existence is dependent upon several factors, including our ability to: 1) raise revenue levels even though the drug testing market continues to be infiltrated by product manufactured outside of the United States as well as being impacted by supply chain issues and increased costs of material and labor 2) further penetrate the markets (in and outside of the United States) for the products we manufacture as well as products we offer via distribution, 3) secure new contract manufacturing customers, 4) control operational costs and manufacturing inefficiencies to generate positive cash flows, 5) maintain our current credit facilities or refinance our current credit facilities if necessary, and 6) if needed, obtain working capital by selling additional shares of our common stock. Should the Company not be able to achieve positive cash flows from operations or obtain additional funding, it may be required to further reduce or terminate operations.

Plan of Operations

We believe the losses we have reported over the last several years and most recently the significant loss reported for Fiscal 2022 will continue as (i) our primary business (onsite drugs of abuse tests) has become a commoditized market where price is the primary consideration for purchase and we cannot compete with the low pricing offered by our competitors who manufacture outside of the U.S. when we manufacture our drug testing products completely in the U.S. and (ii) we have not been able to obtain new business to replace the significant loss of business (which began in late 2021) from our largest customer. These two issues are further exacerbated by the continuing impact of the Covid-19 pandemic.

Part of the inability to attain new customers is due to expense reductions that we have undertaken over the last several years to combat losses. Many of these expense reductions, such as reduced selling and marketing and research and development expenditures, along with reduced and deferred salaries of a number of employees, are incompatible with growing or even maintaining our business both in the short and the long term. In addition, our cash position has deteriorated, and continues to deteriorate, due to operating losses and payments required under our debt facilities.

Over the last several years, we have been able to access loans from shareholders and raise funds via private equity financings. As time goes on and the financial results continue to deteriorate, these options are no longer available to the Company. Ms. Waterhouse has also extended loans to the Company and in addition to salary deferral; Ms. Waterhouse is owed currently salary.

Given the above, our results of operations and our current financial condition, on December 19, 2022, we agreed, subject to the approval of our shareholders, to sell substantially all of our operating assets to Healgen (excluding cash, accounts receivables and certain other assets).

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

Inventory and Allowance for Slow Moving and Obsolete Inventory:We maintain an allowance for slow moving and obsolete inventory. If necessary, actual write-downs to inventory are made for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the net realizable value based on historical demand and past sales history of the products which utilize the inventory. We have reviewed all items within the allowance at December 31, 2022 and based upon that review, we do not expect any future additions to the allowance based on obsolescence, however if actual market conditions are less favorable for our products, additional inventory allowances or write-downs may be required to address slow-moving materials.

Valuation of Receivables:We estimate an allowance for doubtful accounts based on facts, circumstances and judgments regarding each receivable. Customer payment history and patterns, length of relationship with the customer, historical losses, economic and political conditions, trends and individual circumstances are among the items considered when evaluating the collectability of the receivables. Accounts are reviewed regularly for collectability and those deemed uncollectible are written off. If our customers’ economic condition changes, we may need to increase our allowance for doubtful accounts.

Estimates of the fair value of stock options and warrants at date of grant:The fair value of stock options (share-based payment expense) issued to employees, members of our Board of Directors and consultants is estimated (on the date of grant) based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. Our share-based payment expense in Fiscal 2022 and in Fiscal 2021 was $0. However, we may issue stock options in the future. If factors change and we use different assumptions, our equity-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating our forfeiture rate, we analyzed our historical forfeiture rate, the remaining lives of unvested options (if applicable), and the amount of vested options as a percentage of total options outstanding. If our actual forfeiture rate is materially different from our estimate, or if we reevaluate the forfeiture rate, equity-based compensation expense could be significantly different from what we have recorded in the current period.

Use of Estimates:We make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Results of operations for FISCal 2022 compared to Fiscal 2021

Net Sales:Net sales decreased 58.8%, or $1,305,000, in Fiscal 2022 when compared to Fiscal 2021; primarily as a result in a decline in sales of drugs of abuse (“DOA”) tests that we manufacture. The decline in DOA sales stems almost entirely from decreased sales to our largest customer who has historically been a significant portion of our revenues. This customer has two segments of their business for which we supply products. They informed us in February 2022 that sales to one of those segments (which we supplied exclusively) would decrease as a result of their desire to have multiple vendors supplying the segment. They indicated this was to ensure uninterrupted supply as they had experienced periodic supply interruptions with us in 2021 (as a result of the supply chain issues we experienced in 2021 and continued to experience into 2022; particularly with plastics and other materials that are used to manufacture our drug tests; materials that are also used in the manufacture of lateral flow Covid-19 and other infectious disease tests). They indicated that the other segment we supply would remain unchanged but, even in that particular segment; we saw a decline in sales when comparing Fiscal 2022 to Fiscal 2021. In addition to the decline in sales to this customer, international sales also declined; the majority of which is due to lower sales to three of our distributors (two of which have cited our pricing as being too high as the reason they did not order from us in Fiscal 2022) that were partially offset by increased sales to another distributor.

Contract manufacturing sales also declined when comparing Fiscal 2022 to Fiscal 2021; primarily due to decreased sales of the malaria product we manufacture. RSV test sales decreased also; there was increased demand in early 2022 (which was connected to the Pandemic) but, as Fiscal 2022 continued, demand decreased; until late in Fiscal 2022 when we received two large orders due to the surge in RSV. However, these orders will not ship until the year ending December 31, 2023.

Distribution sales also decreased in Fiscal 2022 when compared to Fiscal 2021. Most of the decline stems from decreased sales of rapid Covid-19 tests. Sales of lower cost DOA tests we sell via distribution also declined slightly when comparing Fiscal 2022 to Fiscal 2021 along with smaller declines in other products we distribute.

Gross (Loss) / profit: We recorded a gross (loss) of $103,000 in Fiscal 2022; this is compared to gross profit of $548,000 in Fiscal 2021. Gross profit began to dramatically decline in the first quarter of Fiscal 2022 and continued to decline through the rest of Fiscal 2022 due to even further reduced sales. This change to a gross (loss) from a gross profit is almost entirely due to decreased sales to our largest customer in one of their segments (previously discussed in net sales). In addition, the two segments we were supplying were comprised of one with low margin sales and one with higher margin sales. This allowed the Company to maintain an appropriate blended gross profit margin on the sales to the customer. The segment in which sales have decreased significantly is the segment in which products were sold at a higher profit margin and this has significantly reduced the blended gross profit margin on the account. At the same time, this decline in sales has resulted in greater inefficiencies in manufacturing. Manufacturing inefficiencies occur when production levels decrease but, not all costs can be reduced to be in line with production levels because they are fixed; these costs include but, are not limited to, depreciation, insurance, interest, taxes, utilities and other costs associated with running our two facilities.

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

Operating Expenses:Operating expenses for Fiscal 2022 decreased 34%, or $588,000, when compared to operating expenses in Fiscal 2021. Selling and Marketing and General and Administrative expenses decreased, while Research and Development costs were unchanged. More specifically:

Research and development (“R&D”)

R&D expenses for Fiscal 2022 were unchanged, when compared to R&D expenses incurred in Fiscal 2021. All expenses remained relatively consistent year over year. Throughout Fiscal 2022, our R&D department continued to focus their efforts on enhancement of our current products and validations related to drug testing product components.

Selling and marketing

Selling and marketing expenses for Fiscal 2022 decreased by 54.9%, or $167,000, when compared to selling and marketing expenses in Fiscal 2021. Reductions in sales salary expense and benefits (due to the termination of personnel for performance reasons as well as an employee departure), commissions (due to decreased sales and no commissions paid on Covid-19 rapid test sales in Fiscal 2022), auto expense, reductions in costs associated with shipping and promotional expense (due to Fiscal 2021 including fees paid to OTC Markets which were not paid in Fiscal 2022) were the primary reasons for the decline in expenses. All other expenses remained relatively consistent when comparing Fiscal 2022 to Fiscal 2021.

In Fiscal 2022, we continued selling and marketing efforts related to the drug tests we manufacture and lower cost alternatives for onsite drug testing via distribution relationships. We also marketed and sold rapid Covid-19 tests via distribution relationships. These offerings did not result in increased selling and marketing expenses when comparing Fiscal 2022 with Fiscal 2021. Terminations of sales personnel have been due to poor performance. While we have taken efforts to increase the size of our sales team to further penetrate our markets; no new sales reps were hired in Fiscal 2022 due to lack of qualified candidates and limited financial resources. We continue to look for contract manufacturing opportunities or situations in which we can leverage our U.S. based manufacturing operations.

General and administrative (“G&A”)

G&A expense decreased 31.5%, or $421,000, in Fiscal 2022 when compared to G&A expense in Fiscal 2021. A significant portion of this decrease is due to bank service fees, which decreased $151,000 when comparing Fiscal 2022 to Fiscal 2021; of which $149,000 was associated with our loans with Cherokee and were in connection with a penalty related to extension of the Cherokee loans in February 2021.

In addition, quality assurance salaries declined (due to retirement of an employee, departure of another employee as well as a reduced work week implemented early in April 2022), general and administrative and manufacturing and production salaries and benefits declined (due to fewer employees and the reduced work week implemented in April 2022), accounting fees declined (due to lower costs from our new accounting firm), expenses associated with intellectual property declined (due to less international patent maintenance fees paid and less legal fees incurred), director fees and expenses declined (due to board members waiving fees for meeting attendance) and payroll service fees declined (due to change in vendor) along with other smaller declines in other expenses.

These declines were partially offset by increased costs related to: 1) consulting fees (due to the execution of the Financial Advisory Agreement with Landmark Pegasus, Inc. in early Fiscal 2022), 2) legal fees (due to activities required related to the Asset Sale to Healgen), 3) rent expense (due to increased rental costs of the New Jersey facility throughout Fiscal 2022 and a further increase in November 2022) and 4) repairs and maintenance (related to repairs needed for systems in the New York facility.

There was no expense related to share based payments in either Fiscal 2022 or Fiscal 2021.

Other income and expense:

Other expense of $166,000 in Fiscal 2022 consisted of interest expense associated with our credit facilities (our line of credit which was in place until November 2022), our two loans with Cherokee Financial, LLC and shareholder loans) partially offset by other income (related to gains on certain liabilities) and interest income of $3,000 (most of which is interest received in connection with the ERC refund we received in June 2022).

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

LIQUIDITY AND CAPITAL RESOURCES AS OF DECEMBER 31, 2022

Our cash requirements depend on numerous factors, including but not limited to manufacturing costs (such as labor and overhead costs, raw materials, equipment, etc.), selling and marketing initiatives, product development activities, regulatory costs, legal costs, and effective management of inventory levels and production levels in response to sales history and forecasts (if available). Given our current and historical cash position, such activities would need to be funded from the issuance of additional equity or additional credit borrowings, subject to market and other conditions and if available to us.

The following transactions materially impacted our liquidity and cash flow in Fiscal 2022 and/or Fiscal 2021 or are expected to have an impact on our cash flow in the year ending December 31, 2023:

Employee Retention Credit (“ERC”)

On June 2, 2022, we received a refund for the second quarter of 2021 in the amount of $199,000. This amount represented the $198,000 claimed as a refund and $1,000 in interest. We are still expecting to receive one more ERC refund in the amount of $202,000.

Shareholder Loans

We currently have two shareholder loan facilities; the November 2020 Shareholder Loan and the December 2021 Shareholder Loan, which consists of two separate notes with two different shareholders. (See Note E – Line of Credit and Debt). In Fiscal 2022, we received additional proceeds (through amendment of the facility with one shareholder) totaling $240,000 under the December 2021 Shareholder Loan and we made payments totaling $90,000 on the December 2021 Shareholder Loan; one of which paid off one of the two notes. We did not receive any additional proceeds or make any payments on the November 2020 loan.

Healgen Loan Promissory Note

On September 28, 2022, we entered into a Loan Promissory Note with Healgen (the “Healgen Loan”) and received gross/net proceeds of $400,000. We utilized $34,000 of the loan proceeds to pay off the Crestmark Line of Credit. On November 15, 2022, we amended the Healgen Loan to address an additional $300,000 in principal received under the Healgen Loan; bringing the total principal due under the Healgen Loan to $700,000. The Healgen Loan was further amended on December 19, 2022 to address an additional $15,000 in principal received under the Healgen Loan; bringing the total principal due under the Healgen Loan to $715,000. (See Note E – Line of Credit and Debt and Note L – Subsequent Events)

Loans from CEO Melissa Waterhouse

Over the course of Fiscal 2022, via expense reports, Ms. Waterhouse extended various amounts to the Company for expenses including, but not limited to, amounts for manufacturing materials, services, patent maintenance fees, office supplies, and equipment. At December 31, 2022, $70,000 was not yet reimbursed to Ms. Waterhouse in connection with these expenses.

In addition, at December 31, 2022, we owed Ms. Waterhouse $32,000 in current salary (which is 13 weeks of her non-deferred salary).

Lincoln Park Equity Line

On December 9, 2020, we entered into a Purchase Agreement and a Registration Rights Agreement with Lincoln Park under which Lincoln Park agreed to purchase from the Company, from time to time, up to $10,250,000 of shares of our common stock, par value $0.01 per share, subject to certain limitations set forth in the Purchase Agreement, over a two year period. On December 29, 2020 we filed a Form S-1 Registration Statement (the “Registration Statement”). We amended the Registration Statement on January 7, 2021 and the SEC declared the Registration Statement effective on January 11, 2021. In Fiscal 2021, the Company sold 6,500,000 shares of common stock to Lincoln Park (including 500,000 shares required as an initial purchase under the Purchase Agreement) as Regular Purchases and received proceeds of $639,000. We were not able to sell any shares to Lincoln Park in Fiscal 2022 due to our stock price being below $0.05. The agreements with Lincoln Park expired on December 9, 2022.

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

Going Concern

Our financial statements for Fiscal 2022 were prepared assuming we will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. Our current cash balances, together with cash generated from future operations, ERC refunds already received and one ERC refund yet to be received, and recent loans from shareholders and Healgen will not be sufficient to fund operations through March 2024. At December 31, 2022, we have Stockholders’ Deficit of $(2,339,000). If we are not able to increase sales to generate positive cash flows or obtain additional financing in the form of additional loans or sale of equity, and/or if shareholders do not approve the Asset Sale to Healgen, we will be required to reduce or terminate operations.

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

Given the maturity date of these facilities is February 15, 2023, cash from operations will not be sufficient to pay the amounts due to Cherokee. We intend to use proceeds from the Asset Sale to Healgen to pay off the Cherokee facilities when they are due. If shareholders do not approve the Asset Sale to Healgen, we will be required to refinance the facilities either via a new debt facility or raising capital through some other means. There is no assurance that such financing will be available or that we will be able to complete financing on satisfactory terms, if at all or that we would be able to raise capital via other means in time to satisfy the Cherokee liabilities and avoid Cherokee taking possession of the facility in Kinderhook, NY and all of ABMC’s machinery and equipment, thereby making it impossible for ABMC to continue operations.

On September 28, 2022, we entered into a Loan Promissory Note with Healgen (the “Healgen Loan”). Through a number of amendments, the total principal due under the Healgen Loan was $715,000 as of December 31, 2022 (see Note L – Subsequent Event for more information on the Healgen Loan). The first payment under the Healgen Loan is due on February 15, 2023 (to coincide with the Closing of the Asset Sale to Healgen). If shareholders do not approve the Asset Sale to Healgen on February 15, 2023, the Asset Sale to Healgen will not occur at that time (although the meeting to approve the Asset Sale to Healgen would likely be adjourned so we could gather more votes in favor of the Asset Sale to Healgen) but, the first payment under the Healgen Loan will still be due and payable to Healgen. Given our current financial condition, it is unlikely we could make the required payment. This inability could result in the Healgen taking possession of the assets collateralizing the Healgen Loan thereby making it impossible for the Company to continue operations.

Throughout most of Fiscal 2022, we had a line of credit with Crestmark Bank. The maximum availability on the line of credit was $1,000,000. However, because the amount available under the line of credit was based upon our accounts receivable, the amounts actually available under our line of credit (historically) have been significantly less than the maximum availability. When sales levels declined, we had reduced availability on our line of credit due to decreased accounts receivable balances. On September 29, 2022, using proceeds from the Healgen Loan, we made a payment to Crestmark Bank in the amount of $34,000 which paid off the balance on the Crestmark LOC. The payoff of the Crestmark Line of Credit will result lower interest costs.

As of December 31, 2022, we had the following debt/credit facilities:

Facility	Debtor	Balance as of December 31, 2022	Due Date
Loan and Security Agreement	Cherokee Financial, LLC	$1,000,000	February 15, 2023
Term Loan	Cherokee Financial, LLC	240,000	February 15, 2023
Term Loan	Individual	50,000	May 4, 2023(1)
Term Loan	Individual	225,000	NA(2)
Term Loan	Healgen	715,000	February 15, 2023
Total Debt		$2,230,000

(1) The loan agreement was amended on November 4, 2022 to change the maturity date to May 4, 2023.

(2) The loan agreement was amended on July 13, 2022; one of the revisions made was changing the maturity date from June 15, 2022 to no specific maturity date.

Working Capital Deficit

At December 31, 2022, we were operating at a working capital deficit of $2,826,000. This compares to a working capital deficit of $1,484,000 at December 31, 2021. The increase in the working capital deficit is primarily due to the decline in cash balances and accounts receivable (both of which are due to decreased sales) along with a decline in the ERC tax receivable (due to the receipt of one of the refunds in Fiscal 2022). We have historically satisfied working capital requirements through cash from operations, bank debt and equity financings.

Dividends

We have never paid any dividends on our common shares and we anticipate that all future earnings, if any, will be retained for use in our business.

Cash Flow, Outlook/Risk

In Fiscal 2022, we had a net loss of $1,410,000 and net cash used in operating activities of $768,000.

Our cash position increased to $33,000 at December 31, 2022 from $10,000 at September 30, 2022 but, decreased when compared to $115,000 at December 31, 2021. Cash at December 31, 2021 was positively impacted by an ERC refund in December 2021 (in the amount of $137,000). We did receive an ERC refund in the amount of $198,000 in early June 2022 and we received proceeds from several loans in Fiscal 2022 but, the significant loss of sales from our largest customer (previously discussed in our MD&A) and the resulting decline in gross profit is negatively impacting cash flows. We also continue to be impacted by material delays and cost increases (in both manufacturing and other business costs).

Over the last several years and throughout Fiscal 2022, we have decreased cash requirements by implementing cost cutting initiatives. This included expense reductions in selling and marketing (which included reduced and deferred salaries of a number of employees) and no additional contributions in research and development to develop new products. Such reductions, although necessary to maintain operations, are not compatible with growing or even maintaining our business both in the short and the long term. Our cash position has deteriorated, and continues to deteriorate, due to gross losses, fixed labor and overhead costs and payments required under our debt facilities.

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

We believe the losses we have reported over the last several years and most recently the significant loss reported for Fiscal 2022 will continue as (i) our primary business (onsite drugs of abuse tests) has become a commoditized market and we cannot compete with the low pricing offered by our competitors who manufacture outside of the U.S. and (ii) we have not been able to obtain new business to replace the significant loss of business from our largest customer.

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

Prior to the fourth quarter of the year ended December 31, 2021, we were able to utilize the Lincoln Park Equity Line; however, the downturn of our common stock prevented any sales to be initiated in Fiscal 2022 and the Lincoln Park Equity Line expired on December 9, 2022. Over the last several years, we have been able to access loans from shareholders and raise funds via private equity financings. As time goes on and the financial results continue to deteriorate, these options are no longer available to the Company. Ms. Waterhouse has also extended loans to the Company and in addition to salary deferral; Ms. Waterhouse is owed currently salary.

The maturity date of our facilities with Cherokee is February 15, 2023 and cash from operations will not be sufficient to pay the amounts due to Cherokee. We have not been able to find alternative debt facilities due to our results of operations and our deteriorating financial condition.

Given the above, our results of operations and our current financial condition, on December 19, 2022, we agreed, subject to the approval of our shareholders, to sell substantially all of our operating assets to Healgen (excluding cash, accounts receivables and certain other assets).

We intend to use proceeds from the Asset Sale to Healgen to pay off the Cherokee facilities when they are due. If shareholders do not approve the Asset Sale to Healgen, we will be required to refinance the facilities either via a new debt facility or raising capital through some other means. To date, we have not been successful in obtaining an alternative debt facility or raising capital via other means. Therefore, it is unlikely we would be able to find an alternative in time to satisfy the Cherokee liabilities and avoid Cherokee taking possession of the facility in Kinderhook, NY and all of ABMC’s machinery and equipment, thereby making it impossible for ABMC to continue operations.

We have also entered into a Loan Promissory Note with Healgen.

Asset Sale to Healgen

Over the last several years, we have retained financial consultants to seek out alternative solutions; most recently in early Fiscal 2022. The consultants were seeking solutions including but not limited to potential mergers, acquisitions, investment in the Company, and strategic relationships. Simultaneously, our management was seeking alternative solutions and began discussions with Healgen. With the current financial condition of the Company, we were not able to find a suitable alternative apart from the Asset Sale to Healgen.

After carefully weighing the facts and circumstances associated with the Asset Sale to Healgen as well as alternative courses of action, our Board unanimously concluded that the proposed sale of substantially all of our assets is the best available alternative to maximize value for shareholders.

Our Board believes our status as a fully reporting public company is an asset which may be sufficiently attractive to induce others to enter into business combinations with us. We are exploring strategic transactions which may result in entering into a new line of business (subject to specific competitive limitations under the Asset Sale to Healgen). We believe strategic acquisitions using our publicly traded stock as transaction consideration could enhance shareholder value. Nonetheless, our Board may later determine to dissolve the Company and distribute any remaining assets to our shareholders if we are unable to make any strategic acquisitions.

On December 19, 2022, we entered into an APA with Healgen, pursuant to which we agreed, subject to the approval of our shareholders, to sell substantially all of our operating assets (excluding our cash, accounts receivables arising prior to the closing date, and certain other assets).

Under the New York Business Corporation Law, the Asset Sale to Healgen requires approval by the affirmative vote of the holders of at least a majority of the voting power of all outstanding shares of common stock. Accordingly, we submitted the Asset Sale to Healgen to a shareholder vote via a preliminary Proxy Statement filed on December 22, 2022 (See Note X – Subsequent Event for more information on the Proxy Statement filing). The Closing of the Asset Sale to Healgen would occur when/if the required number of affirmative shareholder votes is received and customary closing conditions are satisfied (the “Closing”).

The total consideration for the Asset Sale to Healgen is $3 million in cash (the “Purchase Price”), plus the assumption by Healgen of certain limited liabilities relating to the business. $300,000 of the Purchase Price will be held back in a retention fund to cover potential indemnification claims during the six months following the Closing. The amount of consideration paid in connection with Asset Sale to Healgen was determined in arm’s-length negotiations between the Company and Healgen.

Through December 31, 2022, Healgen has already advanced $715,000 of the Purchase Price to us in the form of loans (See Note L – Subsequent Event for more information on the Healgen Loan). Provided the Asset Sale to Healgen is completed, at Closing, Healgen will waive any interest that may be due on the loans. Therefore, excluding the $300,000 hold back, the remaining $2.7 million of the Purchase Price, less any loans advanced prior to Closing will be paid to the Company at Closing.

In connection with the Asset Sale to Healgen, Melissa Waterhouse, the Chief Executive Officer of the Company, has agreed to enter into an employment agreement with the Healgen effective upon Closing.

The business being acquired by Healgen is the only area of operations in which we are engaged. If the Asset Sale to Healgen is approved by shareholders and the sale of the business is completed, we will no longer engage in the development, manufacturing and selling of point of collection diagnostic products, including onsite drug test products (the “Business”) and instead we intend to pursue opportunities in other areas. Upon the consummation of the Asset Sale to Healgen, we will no longer be engaged in the Business, which accounted for all of our revenues, costs and expenses (with the exception of costs associated with being a public entity), for Fiscal 2022 and all years prior.

For a more complete description of the terms of the Asset Sale to Healgen and the Healgen Loan, see our Current Report on Form 8-K filed with the SEC on December 21, 2022, our preliminary Proxy Statement filed with the SEC on December 22, 2022 and our definitive Proxy Statement filed with the SEC on January 11, 2023.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, Management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item is contained in our definitive Proxy Statement with respect to our Annual Meeting of Shareholders for Fiscal 2022, under the captions “Information about the Board of Directors” “Executive Officer”, “Additional Senior Management”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Code of Ethics”, “Nominating Committee”, “Audit Committee” and “Audit Committee Financial Expert” and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is contained in our definitive Proxy Statement with respect to our Annual Meeting of Shareholders for Fiscal 2022, under the captions “Executive Compensation”, “Compensation of Directors”, “Compensation Committee Interlocks and Insider Participation”, and “Compensation Committee Report”, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is contained within Part II, Item 5.Market for Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities earlier in this Annual Report on Form 10-K and in our definitive Proxy Statement with respect to the Annual Meeting of Shareholders for Fiscal 2022, under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is contained in our definitive Proxy Statement with respect to the Annual Meeting of Shareholders for Fiscal 2022, under the captions “Certain Relationships and Related Transactions” and “Independent Directors”, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is contained in our definitive Proxy Statement with respect to the Annual Meeting of Shareholders for Fiscal 2022, under the caption “Independent Public Accountants”, and is incorporated herein by reference.

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

(3)	See Item 15(b) of this Annual Report on Form 10-K.

ITEM 16. FORM 10-K SUMMARY

We are not required to provide this information.

(b) Exhibits

Number	Description of Exhibits

2.1	Asset Purchase Agreement, dated December 19, 2022, between the Company and Healgen Scientific Limited Liability Company(1)
3.1	Certificate of Incorporation(2)
3.5	Amended and Restated Bylaws (3)
3.51	Amended and Restated Bylaws (4)
3.7	Sixth amendment to the Certificate of Incorporation (3)
3.8	Seventh amendment to the Certificate of Incorporation(5)
4.26	Securities Purchase Agreement(6)
4.28	Securities Purchase Agreement(7)
10.8	Lease dated August 1, 1999/New Jersey facility (8)
10.40	Employment Contract between the Company and Melissa A. Waterhouse(9)
10.43	Amendment No. 11 to New Jersey facility lease, dated November 20, 2017(10)
10.44	Amendment No. 12 to New Jersey facility lease, dated December 24, 2019(11)
10.45	Purchase Agreement dated December 8, 2020 by and between the Company and Lincoln Park Capital Fund, LLC(12)
10.46	Registration Rights Agreement dated December 8, 2020 by and between the Company and Lincoln Park Capital Fund, LLC(12)
10.49	Fiscal 2001 Nonstatutory Stock Option Plan (filed as part of the Company’s Proxy Statement for its Fiscal 2002 Annual Meeting and incorporated herein by reference) (a)(b)
10.50	2013 Equity Compensation Plan (filed as Appendix A to the Company’s Proxy Statement for its fiscal year ended December 31, 2012 and incorporated herein by reference)(a)(c)
10.51	Loan Promissory Note and Security Agreement, as amended(13)
10.52	Amendment No. 13 to the New Jersey facility lease, dated October 27, 2022*
31.1 & 31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer/Chief Financial Officer
32.1 & 32.2	Section 1350 Certification of the Chief Executive Officer/Chief Financial Officer
101

The following materials from our Annual Report on Form 10-K for the year ended December 31, 2022, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheet, (ii) Statements of Income (iii) Statements of Cash Flows, (iv) Statements of Changes in Stockholders’ Equity and (v) Notes to Financial Statements.

(a)	Indicates an employee benefits plan, management contract or compensatory plan or arrangement in which a named executive officer participates.
(b)	Previously noted as Exhibit 4.17 in the Company’s Form 10-K filed on June 26, 2020.
(c)	Previously noted as Exhibit 4.25 in the Company’s Form 10-K filed on June 26, 2020.

(1)	Filed as the exhibit number listed to the Company’s Form 8-K filed on December 21, 2022.
(2)	Filed as the exhibit number listed to the Company’s Form 10-SB filed on November 21, 1996.
(3)	Filed as the exhibit number listed to the Company’s Form 10-KSB filed April 15, 2002 and incorporated herein by reference.
(4)	Filed as the exhibit number listed to the Company’s Current Report on Form 8-K filed on October 18, 2007 and incorporated herein by reference.
(5)	Filed as the exhibit number listed to this Annual Report on Form 10-K.
(6)	Filed as the exhibit number listed to the Company’ Current Report on Form 8-K filed on December 26, 2018 and incorporated herein by reference.
(7)	Filed as the exhibit number listed to the Company’s Current Report on Form 8-K filed on October 22, 2021 and incorporated herein by reference.

(8)	Filed as the exhibit number listed to the Company’s Form 10-KSB filed on August 11, 2000 and incorporated herein by reference.
(9)	Filed as the exhibit number listed to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2014.
(10)	Filed as the exhibit number listed to the Company’s Form 10-K filed on April 12, 2018 and incorporated herein by reference.
(11)	Filed as the exhibit number listed to the Company’s Annual Report on Form 10-K filed on June 26, 2020.
(12)	Filed as the exhibit number listed to the Company’s Current Report on Form 8-K filed on December 10, 2020.
(13)	Filed as Annex C to the Company’s preliminary Proxy Statement filed on December 22, 2022 and its definitive Proxy Statement filed on January 11, 2023.

*Filed as the exhibit number listed to this Annual Report on Form 10-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN BIO MEDICA CORPORATION

By:	/s/ Melissa A. Waterhouse
Melissa A. Waterhouse
Chief Executive Officer (Principal Executive Officer)
Principal Financial Officer
Principal Accounting Officer

Date: March 21, 2023

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 21, 2023:

/s/ Melissa A. Waterhouse	Chief Executive Officer (Principal Executive Officer)
Melissa A. Waterhouse	Principal Financial Officer
Principal Accounting Officer

/s/ Peter Jerome	Director
Peter Jerome

/s/ Jean Neff	Director and Corporate Secretary
Jean Neff

AMERICAN BIO MEDICA CORPORATION

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

American Bio Medica Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of American Bio Medica Corporation (the “Company”) as of December 31, 2022 and 2021, and the related statements of operations, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the  financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has suffered recurring losses and negative cash flows from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our Opinion is not modified with respect to this matter.

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

/s/ Rosenfield and Company, PLLC

We have served as the Company’s auditor since 2021.

New York, New York

March 17, 2023

AMERICAN BIO MEDICA CORPORATION

Balance Sheets

	December 31,	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$34,000	$115,000
Accounts receivable, net of allowance for doubtful accounts of $2,000 at December 31, 2022 and $3,000 at December 31, 2021	82,000	323,000
Inventory, net of allowance of $235,000 at December 31, 2022 and $278,000 at December 31, 2021	379,000	443,000
Employee retention credit receivable	202,000	400,000
Prepaid expenses and other current assets	72,000	24,000
Total current assets	769,000	1,305,000
Property, plant and equipment, net	466,000	517,000
Right of use asset – operating leases	13,000	40,000
Other assets	21,000	21,000
Total assets	$1,269,000	$1,883,000
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$760,000	$682,000
Accrued expenses and other current liabilities	514,000	467,000
Right of use liability – operating leases	4,000	35,000
Wages payable	94,000	97,000
Line of credit	0	178,000
Current portion of long-term debt	2,230,000	1,365,000
Total current liabilities	3,602,000	2,824,000
Right of use liability – operating leases	6,000	3,000
Total liabilities	3,608,000	2,827,000
COMMITMENTS AND CONTINGENCIES
Stockholders’ (deficit):
Preferred stock; par value $0.01 per share; 5,000,000 shares authorized, none issued and outstanding at December 31, 2022 and December 31, 2021	0	0
Common stock; par value $0.01 per share; 75,000,000 shares authorized; 48,098,476 issued and outstanding as of December 31, 2022 and 47,598,476 issued and outstanding as of December 31, 2021	481,000	476,000
Additional paid-in capital	22,403,000	23,393,000
Deficit	(25,223,000)	(23,813,000)
Total stockholders’ deficit	(2,339,000)	(944,000)
Total liabilities and stockholders’ deficit	$1,269,000	$1,883,000

The accompanying notes are an integral part of the financial statements.

AMERICAN BIO MEDICA CORPORATION

Statements of Operations

	Year Ended December 31,
	2022	2021

Net Sales	$913,000	$2,218,000

Cost of goods sold	1,106,000	1,670,000

Gross (loss) / profit	(103,000)	548,000

Operating expenses:
Research and development	85,000	85,000
Selling and marketing	137,000	304,000
General and administrative	917,000	1,338,000
	1,139,000	1,727,000

Operating loss	(1,242,000)	(1,179,000)

Other (expense) / income:
Interest expense	(194,000)	(194,000)
Interest income	3,000	0
Other income, net	25,000	58,000
Gain on forgiveness of PPP loan	0	335,000
Employee retention credit	0	619,000
Patent asset impairment	0	(100,000)
Total other (expense) / income	(166,000)	718,000

Loss before income tax expense	(1,408,000)	(461,000)

Income tax expense	(2,000)	(2,000)

Net loss	$(1,410,000)	$(463,000)

Basic and diluted loss per common share	$(0.03)	$(0.01)

Weighted average number of shares outstanding – basic and diluted	48,017,654	42,761,065

The accompanying notes are an integral part of the financial statements.

 AMERICAN BIO MEDICA CORPORATION

Statements of Changes in Stockholders’ Deficit

	Common Stock		Additional Paid-in
	Shares	Amount	Capital	Deficit	Total
Balance – January 1, 2021	37,703,476	$377,000	$21,717,000	$(23,350,000)	$(1,256,000)
Shares issued to Lincoln Park for balance of Initial Purchase under the 2020 Lincoln Park Equity line	500,000	5,000	120,000		125,000
Shares issued to Lincoln Park for regular purchases under the 2020 Lincoln Park Equity line	6,000,000	60,000	454,000		514,000
Shares issued to Cherokee in lieu of cash for interest	895,000	9,000	27,000		36,000
Shares issued in connection with October 2021 private placement	2,500,000	25,000	75,000		100,000
Net loss				(463,000)	(463,000)
Balance – December 31, 2021	47,598,476	$476,000	$22,393,000	$(23,813,000)	$(944,000)
Shares issued in connection with Landmark consulting agreement	500,000	5,000	10,000		15,000
Net loss				(1,410,000)	(1,410,000)
Balance – December 31, 2022	48,098,476	$481,000	$22,403,000	$(25,223,000)	$(2,339,000)

The accompanying notes are an integral part of the financial statements

AMERICAN BIO MEDICA CORPORATION

Statements of Cash Flows

	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(1,410,000)	$(463,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	51,000	68,000
Patent asset impairment	0	100,000
Penalty added to Cherokee loan balance	0	120,000
Recovery of bad debts	(1,000)	(19,000)
(Reduction of) / provision for slow moving and obsolete inventory	(43,000)	1,000
Shares issued for services	15,000	0
Interest paid with restricted stock	0	36,000
Forgiveness of PPP loan	0	(332,000)
Forgiveness of PPP loan interest	0	(3,000)
Changes in:
Accounts receivable	242,000	103,000
Inventory	107,000	92,000
Employee retention credit refund	198,000	(400,000)
Prepaid expenses and other current assets	(48,000)	80,000
Right of use asset – Operating leases	27,000	36,000
Accounts payable	78,000	105,000
Accrued expenses and other current liabilities	47,000	(151,000)
Right of use liability – operating leases	(28,000)	(36,000)
Wages payable	(3,000)	(10,000)
Net cash used in operating activities	(768,000)	(673,000)
Cash flows from financing activities:
Proceeds from debt financing	955,000	75,000
Payments on debt financing	(90,000)	(25,000)
Proceeds from private placement	0	100,000
Proceeds from Lincoln Park financing	0	639,000
Proceeds from lines of credit	901,000	2,119,000
Payments on lines of credit	(1,079,000)	(2,218,000)
Net cash provided by financing activities	687,000	690,000
Net (decrease in) / increase in cash and cash equivalents	(81,000)	17,000
Cash and cash equivalents – beginning of period	115,000	98,000
Cash and cash equivalents – end of period	$34,000	$115,000
Supplemental disclosures of cash flow information:
Non-Cash transactions
Interest paid with restricted stock	$0	$36,000
Forgiveness of PPP loan principal and interest	$0	$335,000
Patent asset impairment	$0	$100,000
Cash paid during period for interest	$180,000	$190,000
Cash paid during period for taxes	$37,000	$2,000

The accompanying notes are an integral part of the financial statements.

AMERICAN BIO MEDICA CORPORATION

Notes to financial statements

Note A – The Company and its Significant Accounting Policies

The Company:

American Bio Medica Corporation (the “Company”) 1) manufactures and sells lateral flow immunoassay tests, primarily for the immediate detection of drugs in urine, 2) provides strip manufacturing and assembly and packaging services for unaffiliated third parties and 3) sells (via distribution) a number of other products related to the immediate detection of drugs in urine and oral fluid, point of care diagnostic products and rapid Covid-19 tests (the “Business”).

Going Concern:

The Company’s financial statements were prepared assuming the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. For the year ended December 31, 2022 (“Fiscal 2022”), the Company’s current cash balances, together with cash generated from future operations, ERC refunds already received and one ERC refund yet to be received, and recent loans from shareholders and Healgen Scientific Limited Liability Company (“Healgen”) will not be sufficient to fund operations through February 2024. For Fiscal 2022, the Company had a net loss of $1,410,000, cash used in operating activities of $769,000 and Stockholders’ Deficit of $(2,339,000). These results are compared to a net loss of $463,000, net cash used in operating activities of $673,000 and Stockholders’ Deficit of $(944,000) for the year ended December 31, 2021 (“Fiscal 2021”).

The Company’s cash position decreased $81,000 to $34,000 at December 31, 2022 from $115,000 at December 31, 2021. Cash at December 31, 2021 was positively impacted by an ERC refund in December 2021 (in the amount of $137,000). The Company did receive an ERC refund in the amount of $198,000 in early June 2022 and received proceeds from several loans in Fiscal 2022 but, the significant loss of sales from its largest customer (previously discussed in the Company’s MD&A) and the resulting decline in gross profit negatively impacted cash flows.

The Company had a working capital deficit of $(2,833,000) at December 31, 2022 compared to a working capital deficit of $(1,519,000) at December 31, 2021. This increase in working capital deficit is primarily due to the decline in cash balances and accounts receivable (both of which are due to decreased sales) along with a decline in the ERC tax receivable (due to the receipt of one of the refunds in Fiscal 2022).

As of December 31, 2022, the Company had an accumulated deficit of $25,223,000. Over the course of the last several fiscal years, the Company has implemented a number of expense and personnel cuts, consolidated certain manufacturing operations of the Company, refinanced debt, consummated private placements of shares of Company common stock and entered into an equity line of credit with Lincoln Park Capital Fund, LLC.

From August 2013 until June 2020 and from April 2022 through the date of this report, the Company maintained a salary deferral program for its sole executive officer; Chief Executive Officer/Principal Financial Officer Melissa Waterhouse. The salary deferral program was initiated by Ms. Waterhouse voluntarily in both August 2013 and April 2022. Another member of senior management participated in the voluntary 2013 program until his retirement in November 2019. After the member of senior management retired, the Company had to make payments on the deferred compensation (i.e. deferred salary) owed to this individual. In Fiscal 2021, the Company made payments totaling $20,000 to this individual and his deferred compensation was paid in full in May 2021.

Once the deferred compensation was paid in full to this individual in May 2021, the Company began to make payments at the same rate to Ms. Waterhouse given the length of time the amount had been owed and that Ms. Waterhouse had not received any payments on her deferred compensation since August 2017. The Company made payments totaling $10,000 to Ms. Waterhouse in Fiscal 2022 and $33,000 in payments in Fiscal 2021. The Company stopped making payments on Ms. Waterhouse’s deferred compensation in April 2022 when Ms. Waterhouse again voluntarily deferred her salary by 20%. As of December 31, 2022, the Company had deferred compensation owed to Ms. Waterhouse in the amount of $87,000 and $7,000 in payroll taxes that are due as payments are made to Ms. Waterhouse; for a total of $94,000 in deferred compensation owed to Ms. Waterhouse.

AMERICAN BIO MEDICA CORPORATION

Notes to financial statements

In addition, as of December 31, 2022, the Company owes Ms. Waterhouse $32,000 in current salary that was not paid.

Beginning in April 2022, another member of senior management participated in the salary deferral program. As of December 31, 2022, the Company had deferred compensation owed to this individual in the amount of $14,000 and $1,000  in payroll taxes that are due as payments are made to this individual; for a total of $15,000 in deferred compensation. This individual ceased participating in the salary deferral program on December 9, 2022 and is receiving their full salary (which continues through the date of this report).

The Company’s loan and security agreement and 2019 Term Note with Cherokee Financial LLC (“Cherokee”) for $1,000,000 and $240,000, respectively, expired on February 15, 2022. On June 14, 2022, Cherokee agreed that they would defer the principal amounts due under the Cherokee LSA until February 15, 2023 and that any applicable penalties would also be deferred as long as the Company remains current on the quarterly interest payments. Furthermore, any penalties will also be waived if the principal amounts are paid on or prior to February 15, 2023. There were no penalties imposed by Cherokee and the Cherokee LSA was paid in full on February 28, 2023. See Note L – Subsequent Events for more information on the Cherokee LSA payoff.

On December 19, 2022, the Company entered into an Asset Purchase Agreement (“APA”) with Healgen, pursuant to which the Company agreed, subject to the approval of its shareholders, to sell substantially all of the Company’s operating assets (excluding our cash, accounts receivables arising prior to the closing date, and certain other assets); hereinafter referred to as the “Asset Sale to Healgen”. See Note K for more information on the Asset Sale to Healgen.

Under the New York Business Corporation Law, the Asset Sale to Healgen requires approval by the affirmative vote of the holders of at least a majority of the voting power of all outstanding shares of common stock. Accordingly, the Company submitted the Asset Sale to Healgen to a shareholder vote via a preliminary Proxy Statement filed on December 22, 2022 (See Note L – Subsequent Events for more information on the Proxy Statement filing and the Closing of the Asset Sale to Healgen).

The total consideration for the Asset Sale to Healgen is $3 million in cash (the “Purchase Price”), plus the assumption by Healgen of certain limited liabilities relating to the business. $300,000 of the Purchase Price will be held back in a retention fund to cover potential indemnification claims during the six months following the Closing. The amount of consideration paid in connection with Asset Sale to Healgen was determined in arm’s-length negotiations between the Company and Healgen.

Through December 31, 2022, Healgen has already advanced $715,000 of the Purchase Price to the Company in the form of loans (See Note L – Subsequent Events for more information on the Healgen Loan). Provided the Asset Sale to Healgen is completed, at Closing, Healgen will waive any interest that may be due on the loans and therefore no interest was accrued on the loan from Healgen at December 31, 2022. Excluding the $300,000 hold back, the remaining $2.7 million of the Purchase Price, less any loans advanced prior to Closing will be paid to the Company at Closing.

 In connection with the Asset Sale to Healgen, Melissa Waterhouse, the Chief Executive Officer of the Company, has agreed to enter into an employment agreement with the Healgen effective upon Closing.

The Business being acquired by Healgen is the only area of operations in which the Company is engaged. If the Asset Sale to Healgen is approved by shareholders and the sale of the Business is completed, the Company will no longer be engaged in the “Business” and instead the Company intends to pursue opportunities in other areas. Upon the consummation of the Asset Sale to Healgen, the Company will no longer be engaged in the Business, which accounted for all of our revenues, costs and expenses (with the exception of costs associated with being a public entity), for Fiscal 2022 and all years prior.

AMERICAN BIO MEDICA CORPORATION

Notes to financial statements

Given the maturity date of our facilities with Cherokee is February 15, 2023, cash from operations will not be sufficient to pay the amounts due to Cherokee. The Company intends to use proceeds from the Asset Sale to Healgen to pay off the Cherokee facilities when they are due. If shareholders do not approve the Asset Sale to Healgen, the Company will be required to refinance the facilities either via a new debt facility or raising capital through some other means. There is no assurance that such financing will be available or that the Company will be able to complete financing on satisfactory terms, if at all or that we would be able to raise capital via other means in time to satisfy the Cherokee liabilities and avoid Cherokee taking possession of the facility in Kinderhook, NY and all of the Company’s machinery and equipment, thereby making it impossible for the Company to continue operations.

On September 28, 2022, we entered into a Loan Promissory Note with Healgen (the “Healgen Loan”). Through a number of amendments, the total principal due under the Healgen Loan was $715,000 as of December 31, 2022 (see Note E – Debt and Line of Credit and Note L- Subsequent Event for more information on the Healgen Loan). The first payment under the Healgen Loan was due on February 15, 2023 (to coincide with the Closing of the Asset Sale to Healgen). See Note L – Subsequent Events for more information on the Closing of the Asset Sale to Healgen.

Throughout most of Fiscal 2022, we had a line of credit with Crestmark Bank. The maximum availability on the line of credit was $1,000,000. However, because the amount available under the line of credit was based upon our accounts receivable, the amounts actually available under the line of credit (historically) have been significantly less than the maximum availability. When sales levels declined, the Company had reduced availability on the line of credit due to decreased accounts receivable balances. On September 29, 2022, using proceeds from the Healgen Loan, the Company made a payment to Crestmark Bank in the amount of $34,000 which paid off the balance on the Crestmark LOC.

Over the last several years and throughout Fiscal 2022, the Company decreased cash requirements by implementing cost cutting initiatives. This included expense reductions in selling and marketing (which included reduced and deferred salaries of a number of employees) and no additional contributions in research and development to develop new products. Such reductions, although necessary to maintain operations, are not compatible with growing or even maintaining the Company’s business both in the short and the long term. The Company’s cash position has deteriorated, and continues to deteriorate, due to gross losses, fixed labor and overhead costs and payments required under our debt facilities.

The Company will continue to take steps to ensure that operating expenses remain in line with sales levels and make every effort to control manufacturing costs, although as previously discussed herein; certain overhead costs are fixed and cannot be reduced to be in line with sales levels. The Company has consolidated job responsibilities in multiple areas of the Company and this has enabled the Company to implement personnel reductions.

The Company believes the losses reported over the last several years and most recently the significant loss reported for Fiscal 2022 will continue as (i) its primary business (onsite drugs of abuse tests) has become a commoditized market and the Company cannot compete with the low pricing offered by its competitors who manufacture outside of the U.S. and (ii) the Company has not been able to obtain new business to replace the significant loss of business from its largest customer.

The extent to which the commoditized nature of the Company’s markets will continue to impact its business, liquidity, results of operations and financial condition will depend on future developments, which are still uncertain and cannot be predicted. Current levels of sales declines are impacting the Company’s business, liquidity, results of operations and financial condition and its ability to access the capital markets may also be limited.

Prior to the fourth quarter of the year ended December 31, 2021, the Company was able to utilize the Lincoln Park Equity Line; however, the downturn of the Company’s common stock prevented any sales to be initiated in Fiscal 2022 and the Lincoln Park Equity Line expired on December 31, 2022. Over the last several years, the Company has been able to access loans from shareholders and raise funds via private equity financings. As time goes on and the financial results continue to deteriorate, these options are no longer available to the Company. Ms. Waterhouse has also extended loans to the Company and in addition to salary deferral; Ms. Waterhouse is owed currently salary.

AMERICAN BIO MEDICA CORPORATION

Notes to financial statements

If shareholders do not approve the Asset Sale to Healgen and the Company is not able to increase sales to generate positive cash flows or obtain additional financing in the form of additional loans or sale of equity, the Company will be required to reduce or terminate operations.

Significant Accounting Policies:

[1] Cash equivalents: The Company considers all highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

[2] Accounts Receivable: Accounts receivable consists of mainly trade receivables due from customers for the sale of our products. Payment terms vary on a customer-by-customer basis, and currently range from cash on delivery to net 60 days. Receivables are considered past due when they have exceeded their payment terms. Accounts receivable have been reduced by an estimated allowance for doubtful accounts. The Company estimates its allowance for doubtful accounts based on facts, circumstances and judgments regarding each receivable. Customer payment history and patterns, length of relationship with the customer, historical losses, economic and political conditions, trends and individual circumstances are among the items considered when evaluating the collectability of the receivables. Accounts are reviewed regularly for collectability and those deemed uncollectible are written off. At December 31, 2022 and December 31, 2021, the Company had an allowance for doubtful accounts of $2,000 and $3,000, respectively.

[3] Inventory: Inventory is stated at the lower of cost or net realizable value. Work in process and finished goods are comprised of labor, overhead and raw material costs. Labor and overhead costs are determined on a rolling average cost basis and raw materials are determined on an average cost basis. At December 31, 2022 and December 31, 2021, the Company established an allowance for slow moving and obsolete inventory of $235,000 and $278,000, respectively.

[4] Income taxes: The Company applies Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) ASC 740 Income Taxes (“ASC 740”) which prescribes the asset and liability method whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, provided for operating loss carryforwards and are measured using the enacted laws and tax rates that will be in effect when the differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits that are not expected to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted. Under ASC 740, tax benefits are recorded only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. ASU 2019-12, issued in December 2019 was adopted by the Company on January 1, 2021. ASU 2019-12 reduced the complexity of ASC 740 by removing exemptions and simplifying the accounting for franchise taxes, deferred taxes and taxes related to employee’s stock ownership plan.

[5] Advertising expense: Advertising costs are expensed as incurred.

[6] Leases: The Company applies FASB ASC 842 – Leases (Topic 842) and recognizes a lease “right of use” asset and a lease liability on its balance sheet related to its operating leases, and discloses key information about its leasing arrangements. At December 31, 2022, the Company’s current lease asset was $7,000 and its current lease liability was $4,000. At December 31, 2022, the Company’s long-term lease asset was $6,000 and its long-term lease liability was $6,000.

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

AMERICAN BIO MEDICA CORPORATION

Notes to financial statements

[8] Revenue recognition: The Company recognizes revenue in accordance with FASB ASC Topic 606. The Company’s revenues result from the sale of goods and reflect the consideration to which the Company expects to be entitled. For its customer contracts, the Company’s performance obligations are identified; which is delivering goods at a determined transaction price, allocation of the contract transaction price with performance obligations (when applicable), and recognition of revenue when (or as) the performance obligation is transferred to the customer. Goods are transferred when the customer obtains control of the goods (which is upon shipment to the customer). The Company’s revenues are recorded at a point in time from the sale of tangible products. Revenues are recognized when products are shipped.

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

Potential common shares outstanding as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Options	1,736,000	1,937,000
Total	1,736,000	1,937,000

For Fiscal 2022 and Fiscal 2021, the number of securities not included in the diluted loss per share was 1,736,000 and 1,937,000, respectively, as their effect was anti-dilutive due to a net loss in each year.

[12] Use of estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our management believes the major estimates and assumptions currently impacting our financial statements are the following:

•	Allowance for doubtful accounts;

•	Allowance for slow moving and obsolete inventory;

•	Estimates of accruals and liabilities; and

•	Deferred income tax valuation allowance.

Estimates are determined using available information. Considerable judgment is required to interpret the specific data used to develop the estimates. The use of different assumptions and/or different valuation techniques may have a material effect on the value of our assets, liabilities and taxes. Actual results may differ from estimates and assumptions of future events.

AMERICAN BIO MEDICA CORPORATION

Notes to financial statements

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

Line of Credit and short term and long-term debt—The carrying amounts of the Company’s borrowings under its line of credit (for Fiscal 2021 and in Fiscal 2022 until the line of credit was paid off) and other long-term debt approximates fair value, based upon current interest rates, some of which are variable interest rates.

Other Asset/liabilities– The carrying amounts reported in the balance sheet for other current assets and liabilities approximates their fair value, based on the nature of the assets and liabilities.

[15] Accounting for share-based payments and stock warrants: The Company accounts for stock-based compensation in accordance with ASC No. 718, “Compensation-Stock Compensation.” ASC No. 718 requires companies to estimate the fair value of equity-based payment awards on the date of grant using an Option-Pricing Model. The Company uses the Black-Scholes option pricing model to determine the fair value of stock options and warrants and recognizes compensation expenses starting on the date of the grant and over the vesting period of the stock option/warrant. There were 1,736,000 stock options issued and outstanding as of December 31, 2022, all of which are completely vested.

AMERICAN BIO MEDICA CORPORATION

Notes to financial statements

[16] Concentration of credit risk: The Company sells products primarily to United States customers and distributors. Credit is extended based on an evaluation of the customer’s financial condition.

At December 31, 2022, one customer accounted for 35.4% of accounts receivable and one customer accounted for 17.24% of accounts receivable. A substantial portion of these balances was collected in the first quarter of the year ending December 31, 2023. Due to the long standing nature of the Company’s relationship with these customers and contractual obligations, the Company is confident it will recover these amounts.

At December 31, 2021, one customer accounted for 64.5%, one customer accounted for 12.7% and one customer accounted for 10.4% of accounts receivable. These balances were collected in Fiscal 2022.

The Company has established an allowance for doubtful accounts of $2,000 and $3,000 at December 31, 2022 and December 31, 2021, respectively, based on factors surrounding the credit risk of our customers and other information.

The Company maintains certain cash balances at financial institutions that are federally insured and at times the balances have exceeded federally insured limits.

[17] New accounting pronouncements:

In the year ended December 31, 2022, we adopted the following accounting standards set forth by the Financial Accounting Standards Board (“FASB”):

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

ASU 2021-10, Government Assistance (Topic 832), Disclosures by Business Entities About Government Assistance, issued in November 2021 requires entities to provide disclosures on material government assistance transactions for annual reporting periods. The disclosures include information around the nature of the assistance, the related accounting policies used to account for government assistance, the effect of government assistance on the entity’s financial statements, and any significant terms and conditions of the agreements, including commitments and contingencies. The Company adopted ASU 2021-10 on January 1, 2022 and the adoption did not have an impact on the Company’s financial condition or results of operations as ASU-2021-10 only impacts annual financial statement footnote disclosures.

ASU 2022-04, Liabilities – Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, issued in September 2022, requires entities that use supplier finance programs in connection with the purchase of goods and services to disclose the key terms of the programs and information about obligations outstanding at the end of the reporting period, including a rollforward of those obligations. The guidance does not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. ASU 2022-04 became effective on January 1, 2023. The Company adopted ASU 2022-04 on January 1, 2023 and the adoption did not have an impact on the Company’s financial condition or results of operations as the Company does not (and has not historically) utilized supplier finance programs in connection with the purchase of goods and services.

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

NOTE B - INVENTORY

Inventory is comprised of the following:

	December 31, 2022	December 31, 2021

Raw materials	$444,000	$462,000
Work in process	110,000	109,000
Finished goods	60,000	150,000
Allowance for slow moving and obsolete inventory	(235,000)	(278,000)
	$379,000	$443,000)

NOTE C – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, is comprised of the following:

	December 31, 2022	December 31, 2021

Land	$102,000	$102,000
Buildings and improvements	1,352,000	1,352,000
Manufacturing and warehouse equipment	2,110,000	2,110,000
Office equipment (incl. furniture and fixtures)	412,000	412,000
	3,976,000	3,976,000
Less accumulated depreciation	(3,510,000)	(3,459,000)
	$466,000	$517,000

Depreciation expense was $51,000 in Fiscal 2021 and $60,000 in Fiscal 2021.

NOTE D – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following as of December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021
Accounting fees	$87,000	$70,000
Interest payable	39,000	25,000
Accounts receivable credit balances	1,000	18,000
Sales tax payable	188,000	185,000
Deferred compensation	109,000	79,000
Customer deposits	0	52,000
Other current liabilities	90,000	38,000
	$514,000	$467,000

AMERICAN BIO MEDICA CORPORATION

Notes to financial statements

NOTE E – DEBT AND LINE OF CREDIT

The Company’s Debt and Line of Credit consisted of the following as of December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021

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

	$1,000,000	$1,000,000
Crestmark Line of Credit: Line of credit with interest payable at a variable rate based on WSJ Prime plus 3% with a floor or 5.25%; loan fee of 0.5% annually & monthly maintenance fee of 0.3% on actual loan balance from prior month. Loan was collateralized by first security interest in receivables, inventory and all other assets. Line of credit was paid off on September 29, 2022 with the proceeds from the Healgen Loan.	0	178,000
2019 Term Loan with Cherokee Financial, LLC:Note at an annual fixed interest rate of 18% paid quarterly in arrears and a balloon payment due on February 15, 2020. Loan was extended in February 2020, until February 15, 2021 with a penalty of $20,000 added to the loan principal and, extended again in February 2021 to February 15, 2022 with another penalty of $20,000 added to the loan principal. Loan was extended in June 2022 (until February 15, 2023).	240,000	240,000
November 2020 Shareholder Note: Term loan at 7% interest with the first interest only payment being made on February 4, 2021 and the final interest and $50,000 principal due on November 4, 2022.	50,000	50,000
December 2021 Shareholder Note:Term loan with one non-affiliated shareholder at 7% interest until the loan is paid in full. Loan was amended to address additional amounts (totaling $225,000) provided under the loan.	225,000	75,000
September 2022 Healgen Loan & Promissory Note:Term Loan with Healgen at a fixed rate of 1% per month compounded monthly. Loan is collateralized by first security interest in receivables, inventory, and all other assets with the exception of those assets already encumbered by the loan with Cherokee. When/if loan is paid back to Healgen at Closing of the Healgen Asset Sale; all interest will be waived by Healgen.	715,000	0
Total Debt	$2,230,000	$1,543,000
Current portion	$2,230,000	$1,543,000

LOAN AND SECURITY AGREEMENT (“LSA”) WITH CHEROKEE FINANCIAL, LLC. (“CHEROKEE”)

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

AMERICAN BIO MEDICA CORPORATION

Notes to financial statements

In February 2021, the Cherokee LSA was further extended for another year, or until February 15, 2022 (the “February 2021 Extension”). Under the February 2021 Extension, the principal of the Cherokee LSA was increased to $1,000,000 to include a $100,000 penalty that was due as a result of the Company being unable to pay back the principal balance to Cherokee on February 15, 2021. This penalty was recorded as a bank fee and is included in general and administrative expenses in Fiscal 2021. The annual interest rate on the Cherokee LSA was also increased to a fixed rate of 10% (the prior fixed rate was 8%) plus a 1% annual oversight fee (that remained unchanged). Interest and the oversight fee were still due quarterly.

Cantone Research, Inc. earned a 3% fee on the extended principal of $900,000 (or $27,000) for their services related to securing the February 2021 Extension with Cherokee investors. The fee paid to Cantone Research, Inc. was recorded as a bank fee and is included in general and administrative expenses in Fiscal 2021. The Company also paid Cherokee’s legal fees in the amount of $1,000.

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

In the event of default, including the Company’s inability to make any payments due under the Cherokee LSA (as amended); Cherokee had the right to increase the interest rate on the financing to 18%. As of the date of this report, the Company has paid all amounts due to Cherokee under the LSA for principal and interest and the balance on the Cherokee LSA is $0.

The Company recognized $100,000 in interest expense related to the Cherokee LSA in Fiscal 2022 and $98,000 in interest expense related to the Cherokee LSA in Fiscal 2021.

The Company had $8,000 in accrued interest expense at December 31, 2022 related to the Cherokee LSA.

As of December 31, 2022 and December 31, 2021, the balance of the Cherokee LSA was $1,000,000.

LINE OF CREDIT WITH CRESTMARK BANK (“CRESTMARK”)

On June 29, 2015, the Company entered into a Loan and Security Agreement (“LSA”) with Crestmark related to a revolving line of credit (the “Crestmark LOC”). The Crestmark LOC was used for working capital and general corporate purposes. Upon completion of the initial 5 year term, the Crestmark LOC automatically renewed for additional one (1) year terms unless notice of termination from the Company was received by Crestmark not less than sixty (60) days prior to the end of the renewal term. On September 29, 2022, the Company made a payment to Crestmark in the amount of $34,000 which paid off the balance on the Crestmark LOC.

The Crestmark LOC was secured by a first security interest in the Company’s inventory, receivables and security interest in all other assets of the Company (in accordance with permitted prior encumbrances). Although secured by the assets previously indicated, the Crestmark LOC was a receivables-based only line of credit and the maximum availability (“Maximum Amount”) under the Crestmark LOC was $1,000,000. The Crestmark LOC had a minimum loan balance requirement of $500,000 which meant that the Company was paying interest on $500,000 even though our loan balance was, at times, well below the minimum.

AMERICAN BIO MEDICA CORPORATION

Notes to financial statements

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

The Company incurred $35,000 in interest expense in Fiscal 2022 and $50,000 in interest expense in Fiscal 2021. The Crestmark LOC was paid off on September 29, 2022 so, the Company had $0 in accrued interest expense related to the Crestmark LOC at December 21, 2022.

At December 31, 2022, the balance on the Crestmark LOC was $0 and as of December 31, 2021, the balance on the Crestmark LOC was $178,000.

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

In February 2021, the 2019 Cherokee Term Loan was further extended to February 15, 2022. Under the terms of this additional extension, the 2019 Cherokee Term Loan was increased to $240,000 to include a $20,000 penalty that was due as a result of the Company being unable to pay back the principal balance to Cherokee on February 15, 2021. This penalty was recorded as a bank fee and is included in general and administrative expenses in Fiscal 2021. In addition, if the Company didn’t pay off the principal on or before February 15, 2022, Cherokee may charge an 8% delinquent fee on the principal balance ($240,000) on February 15, 2022. The Company was not able to pay off the facility on February 15, 2022; however, on June 14, 2022 Cherokee agreed that they would defer the principal amounts due under the 2019 Cherokee Term Loan until February 15, 2023 and that any applicable penalties would also be deferred as long as the Company remained current on the quarterly interest payments. Furthermore, any penalties will also be waived if the principal amounts are paid on or prior to February 15, 2023.

In the event of default, this includes, but is not limited to, the Company’s inability to make any payments due under the 2019 Cherokee Term Loan; Cherokee has the right to increase the interest rate on the 2019 Cherokee Term Loan to 20%.

The Company recognized $43,000 in interest expense related to the 2019 Cherokee Term Loan in both Fiscal 2022 and Fiscal 2021. The Company had $4,000 in accrued interest expense at both December 31, 2022 and December 31, 2021.

The balance on the 2019 Cherokee Term Loan was $240,000 at December 31, 2022 and at December 31, 2021. (See Note L – Subsequent Events for more information on the 2019 Cherokee Term Loan)

NOVEMBER 2020 TERM LOAN

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

On November 4, 2021, the November 2020 Term Loan was extended again. Under this extension, the principal was due on November 4, 2022. The last interest payment made to the shareholder was in November 2021 and was for the period of August 5, 2021 through November 4, 2021. The shareholder agreed to defer the quarterly interest payments due on the extended facility. The facility was further extended on November 4, 2022, under the same terms and conditions, for another 6 months, or until May 4, 2023. Interest accruing on the November 2020 Term Loan from November 5, 2021 until May 4, 2023 will be paid upon maturity of the loan along with the principal. Provided no further funds are loaned under the facility and no payments are made on the loan, including a complete payoff, the interest due on May 4, 2023 would be $5,000. At December 31, 2022, the interest due on this loan is $4,000.

AMERICAN BIO MEDICA CORPORATION

Notes to financial statements

The Company recognized $4,000 of interest expense related to the November 2020 Term Loan in Fiscal 2022 and $3,000 of interest expense in Fiscal 2021.

The balance on the November 2020 Term Loan was $50,000 at December 31, 2022 and at December 31, 2021. (See Note L – Subsequent Events for more information on the November 2020 Term Loan)

DECEMBER 2021 SHAREHOLDER LOANS

On December 14, 2021, the Company entered into Loan Agreements with two non-affiliated shareholders resulting in gross (and net) proceeds of $75,000 as there were no costs associated with the loans. Interest on the loans is 7% per annum until principal and interest were due in full, or until June 15, 2022. The first interest payments were due March 15, 2022 and payment of final interest and principal was due June 15, 2022.

One of the loans (in the amount of $25,000) was paid in full on June 13, 2022 along with the final interest payment due.

On April 6, 2022, the Company amended the loan with the other non-affiliated shareholder. This amendment (No.1; hereinafter referred to in this paragraph as “Amendment No. 1”) increased the principal due to the shareholder by $25,000; bringing their total principal to $75,000. No other terms of the loan were changed under Amendment No. 1.

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

On September 28, 2022, the shareholder provided the Company with additional funds, $40,000, under this loan with the understanding that the amount would be paid back once the Healgen Loan funds were received and there would be no interest charged on this additional amount. This increased the amount due to the shareholder under the facility to $265,000. The Company did pay this additional amount in full on October 4, 2022; bringing the balance of the loan back to $225,000.

The Company incurred $12,000 in interest expense related to these loans in Fiscal 2022 and $0 in Fiscal 2021 (as the facilities were not in place until December 2021).

AMERICAN BIO MEDICA CORPORATION

Notes to financial statements

The Company had $1,000 in accrued interest expense at December 31 2022. The balance on these loans was $225,000 at December 31, 2022 and $75,000 at December 31, 2021. (See Note L – Subsequent Events for more information on the December 2021 Shareholder Loans).

SEPTEMBER 2022 HEALGEN LOAN & PROMISSORY NOTE

On September 28, 2022, the Company entered into a Loan and Promissory with Healgen Scientific Limited Liability Company (the “Healgen Loan”) at a fixed rate of 1% per month, compounded monthly and received initial gross/net proceeds of $40,000 and subsequent gross/net proceeds of $360,000; for a total of $400,000. The Company utilized $34,000 of the loan proceeds to pay off the Crestmark Line of Credit and the balance was used for working capital. The Healgen Loan is collateralized by a first security interest in the Company’s receivables, inventory, and all other assets with the exception of those assets already encumbered by the loan with Cherokee. The first payment under the Healgen Loan was due on January 28, 2023 and was in the amount of $140,000.

The Healgen Loan was amended on November 15, 2022 to increase the principal due under the loan to $700,000. Under this first amendment, the loan maturity date was extended to April 15, 2023 and the first payment date was extended to February 15, 2023 and changed to $246,000.

The Healgen loan was amended again on December 19, 2022 to increase the principal due under the loan to $715,000. Under this second amendment, the amount of the first payment was changed to $251,000 with payments of the same amount due on March 15, 2023 and April 15, 2023.

The Company’s intention is to pay back the principal of the loan with proceeds from the Asset Sale to Healgen and when/if that payment is made; all interest will be waived by Healgen. (See Note K for more information related to the Healgen Asset Sale and Note L – Subsequent Events for more information related to the Healgen Loan).

OTHER DEBT INFORMATION

In addition to the debt indicated previously, previous debt facilities had financial impact on Fiscal 2021. More specifically:

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

Notes to financial statements

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

A reconciliation of the U.S. Federal statutory income tax rate to the effective income tax rate is as follows:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Tax expense at federal statutory rate	(21%)	(21%)
State tax expense, net of federal tax effect	(5%)	(5%)
Permanent differences	0%	(12%)
Expired NOL	0%	119%
Deferred income tax asset valuation allowance	26%	(81%)
Effective income tax rate	0%	(0%)

Significant components of the Company’s deferred income tax assets are as follows:

	December 31, 2022	December 31, 2021

Inventory capitalization	$130	$8,000
Inventory allowance	61,000	72,000
Allowance for doubtful accounts	1,000	1,000
Accrued compensation	0	18,000
Stock based compensation	149,000	160,000
Deferred wages payable	21,000	21,000
Depreciation – property, plant and equipment	(19,000)	(24,000)
Research and development credits	24,000	24,000
Net operating loss carry-forward	2,972,000	2,631,000
Total gross deferred income tax assets	3,209,000	2,911,000
Less deferred income tax assets valuation allowance	(3,209,000)	(2,911,000)
Net deferred income tax assets	$0	$0

The valuation allowance for net deferred income tax assets as of December 31, 2022 and December 31, 2021 was $3,209,000 and $2,911,000, respectively. The net change in the valuation allowance was $298,000 for Fiscal 2022 and $532,000 for Fiscal 2021. The Company believes that it is more likely than not that the net deferred tax assets will not be realized.

As of December 31, 2022, the prior three years remain open for examination by the federal or state regulatory agencies for purposes of an audit for tax purposes.

At December 31, 2022, the Company had Federal net operating loss carry-forwards for income tax purposes of approximately $11,432,000 and research and development credits of $24,000. The Company’s net operating loss carry-forwards began to expire in 2022 and continue to expire through 2037. Net operating losses incurred from 2018 to date have no expiration date. The utilization of net operating losses is limited to 80% in any given year. In assessing the reliability of deferred income tax assets, management considers whether or not it is more likely than not that some portion or all deferred income tax assets, net, will be realized. The ultimate realization of net deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment.

AMERICAN BIO MEDICA CORPORATION

Notes to financial statements

The Company’s ability to utilize the operating loss carry-forwards may be subject to an annual limitation in future periods pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, if future changes in ownership occur.

The Company recognizes potential interest and penalties related to income tax positions as a component of the provision for income taxes on operations. The Company does not anticipate that total unrecognized tax benefits will materially change in the next twelve months. The Company does not have any uncertain tax positions and no interest or penalties have been accrued at December 31, 2022.

NOTE G – OTHER INCOME / EXPENSE

Other expense of $166,000 in Fiscal 2022 consisted of interest expense associated with the Company’s credit facilities (its line of credit through September 29, 2022, loans with Cherokee and two shareholder loans) offset by other income from gains on non-refundable deposits from customers that were forfeited when they didn’t fulfill their obligations related to the orders they placed and gains on certain liabilities.

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

NOTE H – STOCKHOLDERS’ EQUITY

[1] Stock option plans:The Company currently has two non-statutory stock option plans, the Fiscal 2001 Non-statutory Stock Option Plan (the “2001 Plan”) and the 2013 Equity Compensation Plan (the “2013 Plan”). Both plans have been adopted by our Board of Directors and approved by our shareholders. Both the 2001 Plan and the 2013 Plan have options available for future issuance. Any common shares issued as a result of the exercise of stock options would be new common shares issued from our authorized issued shares.

[2] Stock options:During Fiscal 2021 and Fiscal 2020, the Company issued 0 options to purchase shares of common stock.

As of December 31, 2022, there were $1,736,000 options issued and outstanding under the 2001 Plan. There were no options issued under the 2013 Plan, making the total issued and outstanding options 1,736,000 as of December 31, 2022. Of the total options issued and outstanding, 1,736,000 were fully vested as of December 31, 2022. As of December 31, 2022, there were 1,981,000 options available for issuance under the 2001 Plan and 4,000,000 options available under the 2013 Plan. The Company did not issue any stock options in Fiscal 2022.

AMERICAN BIO MEDICA CORPORATION

Notes to financial statements

Stock option activity for Fiscal 2022 and Fiscal 2021 is summarized as follows: (the figures contained within the tables below have been rounded to the nearest thousand)

	Year Ended December 31,2022			Year Ended December 31, 2021
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding-beginning of year	1,937,000	$0.13		1,987,000	$0.13
Granted	0	NA		0	NA
Exercised	0	NA		0	NA
Cancelled/expired	(201,000)	$0.18		(50,000)	$0.13
Options outstanding-end of year	1,736,000	$0.12	$0	1,937,000	$0.13	$1,000
Options exercisable-end of year	1,736,000	$0.12		1,937,000	$0.13

The following table presents information relating to stock options outstanding as of December 31, 2022:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of Exercise		Exercise	Remaining		Exercise
Price	Shares	Price	Life in Years	Shares	Price

$0.07 - $0.11	910,000	$0.11	3.59	910,000	$0.11
$0.12 - $0.16	730,000	$0.13	1.90	730,000	$0.13
$0.18 - $0.26	96,000	$0.22	0.23	96,000	$0.22
TOTAL	1,736,000	$0.12	2.69	1,736,000	$0.12

The Company recognized $0 in share based payment expense related to stock options in Fiscal 2022 and Fiscal 2021. As of December 31, 2022, there was $0 of total unrecognized share based payment expense related to stock options.

[3] Warrants:

There was no warrant activity in Fiscal 2022 or Fiscal 2021.

[4] Landmark Consulting Agreement:

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

The Breakup Fee would be invoked upon the generation of a specific transaction which meets certain criteria agreed upon by both the Company and Landmark; which transaction is then rejected by the Company. The Company will also pay to Landmark a “Success Fee” for the consummation of a transaction closing during the term of the Agreement and for 12 months thereafter, between the Company and any party first introduced to the Company by Landmark, or with any party the Company has specifically requested that Landmark assistance with the transaction.

AMERICAN BIO MEDICA CORPORATION

Notes to financial statements

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

The Agreement expired on May 28, 2022. As of December 31, 2022 and as of the date of this report, no additional shares or warrants have been issued as the Breakup Fee has not been invoked nor has a Success Fee been required.

[5] Securities Purchase Agreement:

On October 18, 2021, the Company entered into a Securities Purchase Agreement (the “SPA”) with a non-affiliated, accredited investor (the “Investor”), pursuant to which the Company sold to the Investor in a private placement (the “Private Placement”), 2,500,000 shares of its common stock, par value $0.01 per share (“Common Share”), at a price per Common Share of $0.04 (the “Purchase Price”) for gross (and net) proceeds of $100,000 as there were no costs associated with the Private Placement.

[6] Shares issued in lieu of cash for interest:

On August 18, 2021, the Company issued 625,000 restricted shares of common stock to Cherokee in lieu of paying the $25,000 August 2021 interest payment in cash. The closing price of the Company’s common shares on the date of the payment in lieu of cash was $0.04.

[7] Lincoln Park Equity Line of Credit:

On December 9, 2020, the Company entered into a Purchase Agreement and a Registration Rights Agreement with Lincoln Park (together the “Agreements”) under which Lincoln Park agreed to purchase from the Company, from time to time, up to $10,250,000 of its shares of common stock, par value $0.01 per share, subject to certain limitations set forth in the Agreements, during their term (two years). A Form S-1 Registration Statement was declared effective by the SEC on January 11, 2021. In Fiscal 2021, the Company sold 500,000 shares of common stock that represented the balance of an initial purchase and 6,000,000 shares of common stock to Lincoln Park as Regular Purchases. The Company received proceeds of $639,000 from these purchases. The Company’s last sale to Lincoln Park was in October 2021.

The Company did not sell any shares of common stock to Lincoln Park in Fiscal 2022 as the closing price of the Company’s shares of common stock did not exceed $0.05 (which was a requirement under the terms of the Agreements). The Agreements expired on December 9, 2022.

NOTE I – COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

[1] Operating leases:The Company leases office and R&D/production facilities in New Jersey. The lease of the NJ facility was originally set to expire on December 31, 2022; however, the Company entered into an amendment to the lease extension (the “Thirteenth Amendment”) on October 27, 2022. Under the Thirteenth Amendment, the Company extended the term of the lease until February 28, 2023 (to coincide with the expected closing date of the Asset Sale to Healgen). In addition, under the Thirteenth Amendment, the landlord increased the base rental from $3,000 per month to $4,000 per month and required the Company to pay four (4) months of base rent and four (4) months of the Company’s projected pro rata share of expenses related to the facility. This resulted in a payment in the amount of $21,000 made to the landlord upon execution of the Thirteenth Amendment. A copy of the Thirteenth Amendment is attached to this Annual Report on Form 10-K as Exhibit Number 10.52.

AMERICAN BIO MEDICA CORPORATION

Notes to financial statements

The Company also leases office support equipment through September 2025 and December 2025. As of December 31, 2022, commitments for these leases are approximately $4,000 for each of the next three years and are not considered material.

Rent Expense was $53,000 in Fiscal 2022 and $47,000 in Fiscal 2021.

[2] Employment agreements:The Company has an employment agreement in place with its Chief Executive Officer/Principal Financial Officer, Melissa Waterhouse. The employment agreement with Ms. Waterhouse provides for a $160,000 annual salary (although the salary of Ms. Waterhouse has been deferred at various rates during different periods of time over the last several fiscal years resulting in deferred compensation due to Ms. Waterhouse in the amount of $87,000 through December 31, 2022). In addition, there were weeks during Fiscal 2022 where Ms. Waterhouse did not receive her salary (the non-deferred portion) and this resulted in current salary owed to Ms. Waterhouse of $32,000 as of December 31, 2022.

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

[4] Property Taxes:The Company is currently delinquent in its property and school taxes. The Company has been communicating with the county over the past several months to discuss options for payment of the delinquent taxes; including, but not limited to, entering into a payment plan offered by the county. The Company made a payment in the amount of $35,000 to the county in November 2022 which paid the Company’s school tax for the 2022-2023 school year in the amount of $25,000 and applied $10,000 towards the Company’s delinquent taxes. (See Note L – Subsequent Events for more information related to the status of the Property Taxes).

NOTE J – EMPLOYEE RETENTION CREDIT RECEIVABLE

The employee retention credit (“ERC”), as originally enacted on March 27, 2020 by the CARES Act, is a refundable tax credit against certain employment taxes equal to 50% of the qualified wages an eligible employer pays to employees. On March 1, 2021, the IRS released Notice 2021-20 to provide guidance on the original ERC, as modified by the Relief Act. The Relief Act extended and enhanced the ERC for qualified wages paid after December 31, 2020 through June 30, 2021. Under the Relief Act, eligible employers can claim a refundable tax credit against certain employment taxes equal to 70% of the qualified wages an eligible employer paid to employees after December 31, 2020 through June 30, 2021. Under the American Rescue Plan Act and previously under the Consolidated Appropriations Act, 2021, the ERC was extended and expanded allowing claims through December 31, 2021 by eligible employers who retained employees during the Covid-19 pandemic. However, the Infrastructure Investment and Jobs Act (“Infrastructure Bill”) under which the ERC would terminate as of September 30, 2021 instead of December 31, 2021 was put into effect on November 15, 2021.

AMERICAN BIO MEDICA CORPORATION

Notes to financial statements

The maximum qualified wages for each employee under the current ERC is $10,000 per quarter. Also, because the Company has 100 or fewer full-time employees, health plan expenses borne by the Company can also be included as qualified wages in addition to salary. To qualify for the ERC in 2021, the Company must have experienced at least a 20% reduction in gross receipts when compared to the same quarter in either 2020 or 2019. During the first quarter of 2021, the second quarter of 2021 and the third quarter of 2021, the Company qualified for the ERC when comparing its 2021 quarters with both 2020 and 2019 quarters. In August 2021, the Company’s payroll service provider processed and mailed a Form 941-X to claim a refund in the amount of $202,000 on qualified wages paid in the first quarter of 2021. Due to a change in the Form 941-X, the Company’s payroll service provider did not process and mail its Form 941-X to claim a refund in the amount of $198,000 on qualified wages paid in the second quarter of 2021 until October 28, 2021. In the middle of the third quarter of 2021, the Company began taking the ERC in its current payroll; which reduced payroll by approximately $44,000 in the third quarter of 2021. Given this, the Company did not have to amend its Form 941 for the third quarter of 2021; however the Form 941 claiming a refund in the amount of $137,000 was filed electronically with the IRS on November 1, 2021 by the Company’s payroll service provider. Upon passing of the Infrastructure Bill, the Company ceased taking the ERC in its current payroll.

On December 28, 2021, the Company received its refund for the third quarter of 2021 in the amount of $137,000. Shortly before receiving the first refund, the Company spoke with the Internal Revenue Service (“IRS”) to obtain statuses of its filings. The Company was informed that the IRS did not have record of receiving the Company’s Form 941-X for the first quarter of 2021 (which was mailed by the Company’s service provider in August 2021). The Company re-sent the Form 941-X for the first quarter of 2021 via overnight service on December 31, 2021 and the IRS received it on January 5, 2022. This lack of receipt has resulted in a delay in receiving the expected refund in the amount of $202,000.

On June 2, 2022, the Company received a refund for the second quarter of 2021 in the amount of $199,000. This amount represents the $198,000 claimed as a refund and $1,000 in interest. The Company has had a number of discussions with the IRS and has been given a number of time frames in which the refund for the first quarter of 2021 could be expected. However, the Company has not yet received the refund. Last contact with the IRS was in early January 2023 and the Company was informed at that time that the filing was still being processed with no adjustments. The Company’s remaining expected refunds; totaling $202,000, is included on the Company’s Balance Sheets under current assets, as well as on the Company’s Statements of Operations under other income in Fiscal 2021

Laws and regulations concerning government programs, including the Employee Retention Credit are complex and subject to varying interpretations. Claims made under the CARES Act may also be subject to retroactive audit and review. There can be no assurance that regulatory authorities will not challenge the Company’s claim to the ERC, and it is not possible to determine the impact (if any) this would have upon the Company.

NOTE K –ASSET SALE TO HEALGEN

Over the last several years, the Company has retained financial consultants to seek out alternative solutions; most recently in early Fiscal 2022. The consultants were seeking solutions including but not limited to potential mergers, acquisitions, investment in the Company, and strategic relationships. Simultaneously, the Company’s management was seeking alternative solutions and began discussions with Healgen. With the current financial condition of the Company, the Company was not able to find a suitable alternative apart from the Asset Sale to Healgen.

After carefully weighing the facts and circumstances associated with the Asset Sale to Healgen as well as alternative courses of action, the Company’s Board of Directors (the “Board”) unanimously concluded that the proposed sale of substantially all of our assets is the best available alternative to maximize value for shareholders.

AMERICAN BIO MEDICA CORPORATION

Notes to financial statements

The Board believes the Company’s status as a fully reporting public company is an asset which may be sufficiently attractive to induce others to enter into business combinations with the Company. The Company is exploring strategic transactions which may result in entering into a new line of business (subject to specific competitive limitations under the Asset Sale to Healgen). The Company believes strategic acquisitions using the Company’s publicly traded stock as transaction consideration could enhance shareholder value. Nonetheless, the Board may later determine to dissolve the Company and distribute any remaining assets to the Company’s shareholders if the Company is unable to make any strategic acquisitions.

On December 19, 2022, the Company entered into an Asset Purchase Agreement (“APA”) with Healgen, pursuant to which the Company agreed, subject to the approval of its shareholders, to sell substantially all of the Company’s operating assets (excluding its cash, accounts receivables arising prior to the closing date, and certain other assets).

Under the New York Business Corporation Law, the Asset Sale to Healgen requires approval by the affirmative vote of the holders of at least a majority of the voting power of all outstanding shares of common stock. Accordingly, the Company submitted the Asset Sale to Healgen to a shareholder vote via a preliminary Proxy Statement filed on December 22, 2022 (See Note L – Subsequent Events for more information on the Proxy Statement filing). The Closing of the Asset Sale to Healgen occurs when the required number of affirmative shareholder votes is received and customary closing conditions are satisfied (the “Closing”).

The total consideration for the Asset Sale to Healgen is $3 million in cash (the “Purchase Price”), plus the assumption by Healgen of certain limited liabilities relating to the business. $300,000 of the Purchase Price will be held back in a retention fund to cover potential indemnification claims during the six months following the Closing. The amount of consideration paid in connection with Asset Sale to Healgen was determined in arm’s-length negotiations between the Company and Healgen.

Through December 31, 2022, Healgen has already advanced $715,000 of the Purchase Price to the Company in the form of loans (See Note L – Subsequent Events for more information on the Healgen Loan)., At Closing, Healgen will waive any interest that may be due on the loans. Therefore, excluding the $300,000 hold back, the remaining $2.7 million of the Purchase Price, less any loans advanced prior to Closing will be paid to the Company at Closing.

In connection with the Asset Sale to Healgen, Melissa Waterhouse, the Chief Executive Officer of the Company, has agreed to enter into an employment agreement with the Healgen effective upon Closing.

The business being acquired by Healgen is the only area of operations in which the Company is engaged. If the Asset Sale to Healgen is approved by shareholders and the sale of the business is completed, the Company will no longer engage in the development, manufacturing and selling of point of collection diagnostic products, including onsite drug test products (the “Business”) and instead the Company intends to pursue opportunities in other areas. Upon the consummation of the Asset Sale to Healgen, the Company will no longer be engaged in the Business, which accounted for all of its revenues, costs and expenses (with the exception of costs associated with being a public entity), for Fiscal 2022 and all years prior. (See Note L – Subsequent Events for information on the results of the shareholder vote on the Asset Sale to Healgen).

For a more complete description of the terms of the Asset Sale to Healgen and the Healgen Loan, see the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2022, the Company’s preliminary Proxy Statement filed with the SEC on December 22, 2022 and our definitive Proxy Statement filed with the SEC on January 11, 2023.

NOTE L – SUBSEQUENT EVENTS

SEPTEMBER 2022 HEALGEN LOAN & PROMISSORY NOTE – LOAN AMENDMENT

The Healgen Loan was amended again on January 6, 2023 to increase the principal due under the loan to $815,000. Under this third amendment, the amount of the first payment (due February 15, 2023) was changed to $286,000 with payments of the same amount due on March 15, 2023 and April 15, 2023. No other terms of the Healgen Loan were changed.

AMERICAN BIO MEDICA CORPORATION

Notes to financial statements

The Healgen Loan was amended again on February 9, 2023 to increase the principal due under the loan to $965,000. Under this fourth amendment, the amount of the first payment (due February 15, 2023) was changed to $337,000 with payments of the same amount due on March 15, 2023 and April 15, 2023. No other terms of the Healgen Loan were changed.

On February 28, 2023, with proceeds from the Asset Sale to Healgen, the Company made a payment in the amount of $965,000 to Healgen for all principal due under the Healgen Loan. Healgen waived all interest due under the Healgen Loan.

Proxy Statement Related to Asset Sale to Healgen

As previously indicated under Note K – Asset Sale to Healgen, under the New York Business Corporation Law, the Asset Sale to Healgen requires approval by the affirmative vote of the holders of at least a majority of the voting power of all outstanding shares of common stock. Accordingly, the Company submitted the Asset Sale to Healgen to a shareholder vote via a preliminary Proxy Statement filed on December 22, 2022. On January 5, 2023, the Company filed an amendment to its Preliminary Proxy Statement and on January 11, 2023, the Company filed its Definitive Proxy Statement with the SEC. The Company set a meeting date of February 15, 2023 in which the votes cast related to the Healgen Asset Sale were considered.

In addition, the Definitive Proxy Statement included a proposal that would grant the Board with the authority to adjourn the meeting, even if a quorum is present, if necessary or appropriate in the sole discretion of the Board, including to solicit additional proxies in the event that there are insufficient shares present in person or by proxy voting in favor of the Asset Sale to Healgen.

Results of Proxy Vote on Asset Sale to Healgen

On February 15, 2023, the Company held the 2023 Special Meeting of Shareholders (the “Special Meeting”) at the Company’s corporate offices in Kinderhook, New York, at which a quorum (27,863,899 shares of common stock of the 47,098,476 shares of common stock outstanding) was present in person or represented by proxy.

Approval of the Asset Sale to Healgen required the affirmative vote of the holders of a majority of the outstanding shares of the Company’s common stock (par value $0.01). 26,381,832, or 54.84% of the total outstanding shares of the Company, voted in favor of the Asset Sale to Healgen. 1,476,077, or 3.06% of the total outstanding shares, voted against the Asset Sale to Healgen. 5,990, or 0.01% of the total shares outstanding, withheld voting on the Asset Sale to Healgen. Given the majority of total outstanding shares voted in favor of the Asset Sale to Healgen, the Asset Sale to Healgen was approved.

Closing of Asset Sale to Healgen

On February 28, 2023, the Company completed the Asset Sale to Healgen and disposition of substantially all of the Company’s assets. In connection with the closing of the Asset Sale to Healgen, and in accordance with the terms of the Asset Purchase Agreement, Healgen paid an aggregate purchase price of $3 million (“Purchase Price”). $300,000 of the Purchase Price is being held back in a retention fund to cover potential indemnification claims during the six months following the close. Net proceeds in the amount of $247,000 were received by the Company after satisfaction of 1) a loan with the Healgen in the amount of $965,000, 2) the Cherokee LSA, (totaling $1,031,000 for principal and interest through February 27, 2023), 3) the 2019 Cherokee Term Loan (totaling $252,000 for principal and interest through February 27, 2023), 4) delinquent property related taxes in the amount of $193,000 and 5) $12,000 for current property related taxes.

Cherokee LSA and 2019 Cherokee Term Loan

On February 28, 2023, with proceeds from the Asset Sale to Healgen, the Company made payments in the amount of $1,031,000 and $252,000 to Cherokee for all principal and interest due under the Cherokee LSA and the 2019 Cherokee Term Loan, respectively.

AMERICAN BIO MEDICA CORPORATION

Notes to financial statements

Property Taxes

On February 28, 2023, with proceeds from the Asset Sale to Healgen, the Company made a payments in the amount of $193,000 satisfying all delinquent property and school taxes associated with the Kinderhook, NY facility and $12,000 satisfying all current property related taxes.

Melissa Waterhouse Employment Agreement

In connection with the Asset Sale to Healgen, Melissa A. Waterhouse, the Chief Executive Officer/Principal Financial Officer of the Company, agreed to enter into an employment agreement with Healgen. Therefore, the employment agreement with Melissa Waterhouse was terminated effective March 1, 2023. Ms. Waterhouse has agreed to provide consulting services for the Company for up to three months, or until June 1, 2023 to assist with the Company’s financial reporting obligations and to assist with the Company’s efforts to secure a new line of business and enter into possible business combinations using the Company’s publicly traded stock as transaction consideration thereby enhancing shareholder value. Ms. Waterhouse will receive a monthly retainer in the amount of $4,000 for her consulting services; however, Ms. Waterhouse has agreed to suspend payment of the retainer until receipt of the Company’s ERC refund of $202,000 or release of the $300,000 in the retention fund previously referenced, whichever comes first. In addition, Ms. Waterhouse has agreed to accept payment of a loan provided to the Company in the amount of $43,000 upon closing of the Asset Sale to Healgen and suspend payment of her deferred salary in the amount of $92,000 and current salary owed to her in the amount of $29,000 until receipt of the Company’s ERC refund of $202,000 or release of the $300,000 in the retention fund previously referenced; whichever comes first.

NOTE M- SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in one reportable segment. All of the Company’s long-lived assets are located within the United States.

Information concerning net sales by principal geographic location is as follows:

	Year Ended December 31, 20212	Year Ended December 31, 2021
United States	$806,000	$2,053,000
North America (not domestic)	24,000	0
Europe	4,000	29,000
Asia/Pacific Rim	0	2,000
South America	79,000	134,000
	$913,000	$2,218,000

