Form 10-Q
period 2023-03-31
AMERICAN BIO MEDICA CORP
filed 2023-06-12
CIK 896747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2023

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

48,098,476 Common Shares as of June 12, 2023

American Bio Medica Corporation

Index to Quarterly Report on Form 10-Q

For the quarter ended March 31, 2023

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

American Bio Medica Corporation
Condensed Balance Sheets
	March 31,	December 31,
	2023	2022
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$68,000	$34,000
Accounts receivable, net of allowance for doubtful accounts of $2,000 at March 31, 2023 and at December 31, 2022	89,000	82,000
Inventory, net of allowance of $0 at March 31, 2023 and $235,000 at December 31, 2022	0	379,000
Employee retention credit receivable	202,000	202,000
Retention fund receivable-asset sale	300,000
Prepaid expenses and other current assets	0	72,000
Total current assets	659,000	769,000
Property, plant and equipment, net	0	466,000
Right of use asset – operating leases	0	13,000
Other assets	0	21,000
Total assets	$659,000	$1,269,000

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current liabilities
Accounts payable	$572,000	$760,000
Accrued expenses and other current liabilities	338,000	514,000
Right of use liability – operating leases	0	4,000
Wages payable	32,000	94,000
Current portion of long-term debt	175,000	2,230,000
Total current liabilities	1,117,000	3,602,000
Right of use liability – operating leases	0	6,000
Total liabilities	1,117,000	3,608,000
COMMITMENTS AND CONTINGENCIES
Stockholders' deficit:
Preferred stock; par value $.01 per share; 5,000,000 shares authorized, none issued and outstanding at March 31, 2023 and December 31, 2022	0	0
Common stock; par value $.01 per share; 75,000,000 shares authorized; 48,098,476 issued and outstanding at March 31, 2023 and at December 31, 2022	481,000	481,000
Additional paid-in capital	22,403,000	22,403,000
Deficit	(23,342,000)	(25,223,000)
Total stockholders’ (deficit)	(458,000)	(2,339,000)
Total liabilities and stockholders’ (deficit)	$659,000	$1,269,000

The accompanying notes are an integral part of the condensed financial statements

American Bio Medica Corporation
Condensed Statements of Operations
(Unaudited)
	For The Three Months Ended
	March 31,
	2023	2022

Net sales	$164,000	$351,000

Cost of goods sold	90,000	323,000

Gross profit	74,000	28,000

Operating expenses:
Research and development	28,000	22,000
Selling and marketing	20,000	42,000
General and administrative	238,000	295,000
	286,000	359,000

Operating loss	(212,000)	(331,000)

Other income/ (expense):
Loss on asset valuation	(921,000)	0
Other income – asset sale	3,035,000	0
Interest expense	(21,000)	(48,000)
	2,093,000	(48,000)

Net income / (loss) before tax	1,881,000	(379,000)

Income tax expense	0	0

Net income / (loss)	$1,881,000	$(379,000)

Basic and diluted income / (loss) per common share	$0.04	$(0.01)

Weighted average number of shares outstanding – basic & diluted	48,098,476	47,770,698

The accompanying notes are an integral part of the condensed financial statements

American Bio Medica Corporation
Statements of Changes in Stockholders’ Deficit
(Unaudited)

	Common Stock		Additional Paid-in
	Shares	Amount	Capital	Deficit	Total
Balance – January 1, 2023	48,098,476	$481,000	$22,403,000	$(25,223,000)	$(2,339,000)
Net income				1,881,000	1,881,000
Balance – March 31, 2023	48,098,476	$481,000	$22,403,000	$(23,342,000)	$(458,000)

Balance January 1, 2022	47,598,476	$476,000	$22,393,000	$(22,813,000)	$(944,000)
Shares issued in connection with Landmark consulting agreement	500,000	5,000	10,000		15,000
Net loss				(379,000)	(379,000)
Balance – March 31, 2022	48,098,476	$481,000	$22,403,000	$(24,192,000)	$(1,308,000)

American Bio Medica Corporation
Condensed Statements of Cash Flows
(Unaudited)
	For The Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net income / (loss)	$1,881,000	$(379,000)
Adjustments to reconcile net income / (loss) to net cash used in operating activities:
Depreciation and amortization	8,000	13,000
Asset Sale to Healgen	(2,114,000)	0
Provision for bad debt	0	(1,000)
Consulting fee paid with restricted stock	0	15,000
Changes in:
Accounts receivable	(7,000)	186,000
Inventory	0	24,000
Prepaid expenses and other current assets	83,000	(11,000)
Right of use asset	0	9,000
Accounts payable	24,000	161,000
Accrued expenses and other current liabilities	(176,000)	(17,000)
Right of use liability	0	(9,000)
Wages payable	(62,000)	(4,000)
Net cash used in operating activities	(363,000)	(13,000)
Cash Flows from investing activities
Business Sale, net proceeds	247,000	0
Net cash provided by investing activities	247,000	0
Cash flows from financing activities:
Payments on debt financing	(100,000)	0
Proceeds from debt financing	250,000	0
Proceeds from lines of credit	0	462,000
Payments on lines of credit	0	(547,000)
Net cash provided by / (used in) financing activities	150,000	(85,000)
Net change in cash and cash equivalents	34,000	(98,000)
Cash and cash equivalents - beginning of period	34,000	115,000
Cash and cash equivalents - end of period	$68,000	$17,000
Supplemental disclosures of cash flow information
Non-Cash transactions:
Consulting fee paid with restricted stock	$0	$15,000
Cash paid for interest	$41,000	$46,000

The accompanying notes are an integral part of the condensed financial statements

Notes to condensed financial statements (unaudited)

March 31, 2023

Note A - Basis of Reporting

The accompanying unaudited interim condensed financial statements of American Bio Medica Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. Accordingly, these unaudited interim condensed financial statements do not include all information and footnotes required by U.S. GAAP for complete financial statement presentation. These unaudited interim condensed financial statements should be read in conjunction with audited financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. In the opinion of management, the interim condensed financial statements include all normal, recurring adjustments which are considered necessary for a fair presentation of the financial position of the Company at March 31, 2023, and the results of operations and cash flows for the three month periods ended March 31, 2023 (the “First Quarter 2023”) and March 31, 2022 (the “First Quarter 2022”).

Operating results for the First Quarter 2023 are not indicative of results that will be reported for the year ending December 31, 2023 as the Company sold substantially all of its assets on February 28, 2023 to Healgen Scientific, LLC (“Healgen”). Amounts at December 31, 2022 are derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

During the First Quarter 2023, there were no significant changes to the Company’s critical accounting policies, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

The preparation of these interim condensed financial statements requires the Company to make estimates and judgments that affect the reported amounts of liabilities, expenses, and related disclosure of contingent liabilities. On an on-going basis, the Company evaluates estimates, including those related to bad debts, income taxes, warranty obligations, contingencies and litigation. The Company bases estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

These unaudited interim condensed financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. The independent registered public accounting firm’s report on the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, contained an explanatory paragraph regarding the Company’s ability to continue as a going concern. As of the date of this report, the Company’s current cash balances and amounts expected from its receivables (including the Employee retention Credit receivable and the retention (escrow) proceeds from the asset sale) may not be sufficient to fund the Company through May 2024.

The Company’s credit facilities with Cherokee Financial, LLC (“Cherokee”) were paid in full with proceeds from the asset sale on February 28, 2023.

Recently Adopted Accounting Standards

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

ASU 2016-13, Financial Instruments—Credit Losses (Topic 326); Measurement of Credit Losses on Financial Instruments, issued in June 2016, requires companies to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The Company adopted ASU 2016-13 on January 1, 2023 and the adoption did not have a material impact on the Company’s financial condition or results of operations.

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

Note B – Inventory

Inventory is comprised of the following:

	March 31, 2023*	December 31, 2022

Raw Materials	$0	$444,000
Work In Process	0	110,000
Finished Goods	0	60,000
Allowance for slow moving and obsolete inventory	0	(235,000)
	$0	$379,000

*On February 28, 2023, the Company sold substantially all of its assets to Healgen, including its inventory.

Note C – Property, Plant and Equipment

Property, plant and equipment, is comprised of the following:

	March 31, 2023*	December 31, 2022

Land	$0	$102,000
Buildings and improvements	0	1,352,000
Manufacturing and warehouse equipment	0	2,110,000
Office equipment (incl. furniture and fixtures)	0	412,000
	0	3,976,000
Less accumulated depreciation	0	(3,510,000)
	$0	$466,000

*On February 28, 2023, the Company sold substantially all of its assets to Healgen, including its property, plant and equipment.

Note D – Accrued Expenses

Accrued expenses and other current liabilities consisted of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Accounting fees	$16,000	$87,000
Interest payable	20,000	39,000
Accounts receivable credit balances	0	1,000
Sales tax payable	188,000	188,000
Deferred compensation	114,000	109,000
Other current liabilities	0	90,000
	$338,000	$514,000

Note E – Net Income / (Loss) Per Common Share

Basic net income / (loss) per common share is calculated by dividing the net income / (loss) by the weighted average number of outstanding common shares during the period. Diluted net income / (loss) per common share includes the weighted average dilutive effect of stock options and warrants. When the Company has a loss, option and warrants are not included as they would be anti-dilutive. In the three months ended March 31, 2023, although the Company had net income, there were no options in the money at March 31, 2023. Potential common shares outstanding as of March 31, 2023 and 2022:

	March 31, 2023	March 31, 2022
Options	1,690,000	1,937,000
Total	1,690,000	1,937,000

Note F – Litigation/Legal Matters

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

Note G – Debt

The Company’s Line of Credit and Debt consisted of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022

Loan and Security Agreement with Cherokee Financial, LLC: Secured note executed on February 15, 2015, at a fixed annual interest rate of 8% plus a 1% annual oversight fee, interest and oversight fee paid quarterly with principal due on February 15, 2020. Loan was extended for one year (until February 15, 2021) under the same terms and conditions as the original loan. The loan was further extended in February 2021 to February 15, 2022 with $100,000 added to the loan principal as a penalty and the annual interest rate increased to 10%. Loan was further extended in June 2022 (until February 15, 2023). Loan was paid in full on February 28, 2023.

	$0	$1,000,000
2019 Term Loan with Cherokee Financial, LLC: Note at an annual fixed interest rate of 18% paid quarterly in arrears and a balloon payment due on February 15, 2020. Loan was extended in February 2020, until February 15, 2021 with a penalty of $20,000 added to the loan principal and, extended again in February 2021 to February 15, 2022 with another penalty of $20,000 added to the loan principal. Loan was extended in June 2022 (until February 15, 2023). Loan was paid in full on February 28, 2023.	0	240,000
November 2020 Shareholder Note: Term loan at 7% interest with the first interest only payment being made on February 4, 2021 and the final interest and $50,000 principal due on November 4, 2023.	50,000	50,000
December 2021 Shareholder Notes: Term loan with one non-affiliated shareholder at 7% interest until the loan is paid in full. Loan was amended to address additional amounts provided under the loan.	125,000	225,000
September 2022 Healgen Loan & Promissory Note: Term Loan with Healgen at a fixed rate of 1% per month compounded monthly. Loan was collateralized by first security interest in receivables, inventory, and all other assets with the exception of assets already encumbered. The Healgen loan was paid in full on February 28, 2023 (the closing of the Asset Sale to Healgen) and all interest was waived by Healgen.	0	715,000
Total Debt	$175,000	$2,230,000
Current portion	$175,000	$2,230,000

LOAN AND SECURITY AGREEMENT (“LSA”) WITH CHEROKEE FINANCIAL, LLC (“CHEROKEE”)

On March 26, 2015, the Company entered into a LSA with Cherokee (the “Cherokee LSA”) in the amount of $1,200,000, which was collateralized by a first security interest in real estate and machinery and equipment. The Cherokee LSA reached maturity on February 15, 2020 with a balance of $900,000 (after 4 principal reduction payments of $75,000 each were made over the course of the initial term). In February 2020, the Cherokee LSA was extended for one year, or until February 15, 2021. No terms of the facility were changed under the February 2020 extension.

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

On February 28, 2023, with proceeds from the Asset Sale to Healgen, the Company paid all amounts due to Cherokee under the LSA for principal and interest.

The Company recognized $13,000 in interest expense related to the Cherokee LSA in the First Quarter 2023 and $25,000 in interest expense related to the Cherokee LSA in the First Quarter 2022

As of March 31, 2023 and December 31, 2022, the balance of the Cherokee LSA was $0 and $1,000,000, respectively.

2019 TERM LOAN WITH CHEROKEE

In February 2019, the Company entered into an agreement with Cherokee under which Cherokee provided the Company with a loan in the amount of $200,000 (the “2019 Cherokee Term Loan”). The annual interest rate under the 2019 Cherokee Term Loan was 18% (fixed) paid quarterly in arrears.

In February 2020, the 2019 Cherokee Term Loan was extended for one year, or until February 15, 2021. No terms of the facility were changed under the February 2020 extension. The Company incurred a penalty in the amount of $20,000 which was added to the principal balance of the 2019 Cherokee Term Loan; bringing the principal to $220,000.

In February 2021, the 2019 Cherokee Term Loan was further extended to February 15, 2022. Under the terms of this additional extension, the 2019 Cherokee Term Loan was increased to $240,000 to include a $20,000 penalty that was due as a result of the Company being unable to pay back the principal balance to Cherokee on February 15, 2021. In addition, if the Company didn’t pay off the principal on or before February 15, 2022, Cherokee could charge an 8% delinquent fee on the principal balance ($240,000) on February 15, 2022. The Company was not able to pay off the facility on February 15, 2022; however, on June 14, 2022 Cherokee agreed that they would defer the principal amounts due under the 2019 Cherokee Term Loan until February 15, 2023 and that any applicable penalties would also be deferred as long as the Company remained current on the quarterly interest payments.

The Company recognized $4,000 in interest expense in the First Quarter 2023 and $11,000 in interest expense in the First Quarter 2022. The Company paid all principal and interest due to Cherokee on February 28, 2023 with proceeds from the Asset Sale to Healgen. The balance of the 2019 Cherokee Term Loan was $0 at March 31, 2023 and $240,000 at December 31, 2022.

NOVEMBER 2020 TERM LOAN

On November 4, 2020, the Company entered into a loan agreement with an individual shareholder in the principal amount of $50,000. There were no expenses related to the term loan and the interest rate is 7%. The first interest only payment was made on February 4, 2021 and the final interest payment and principal was due on May 4, 2021. On May 4, 2021, the Company extended this loan for another 6 months, or until November 4, 2021. The interest rate and all other terms of the note remained unchanged under this extension.

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

The Company recognized less than $1,000 in interest expense related to the November 2020 Term Loan in the First Quarter 2023 and $1,000 in interest expense in the First Quarter 2022. The balance on the November 2020 Term Loan was $50,000 at March 31, 2023 and December 31, 2022. (See Note M – Subsequent Events for more information on the November 2020 Term Loan)

DECEMBER 2021 SHAREHOLDER LOANS

On December 14, 2021, the Company entered into Loan Agreements with two non-affiliated shareholders resulting in gross (and net) proceeds of $75,000 as there were no costs associated with the loans. Interest on the loans was 7% per annum until principal and interest were due in full, or until June 15, 2022. The first interest payments were due March 15, 2022 and payment of final interest and principal was due June 15, 2022.

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

The Company incurred $4,000 in interest expense related to these loans in the First Quarter 2023 and $1,000 in interest expense related to these loans in the First Quarter 2022.

The balance on these loans was $125,000 on March 31, 2023 and $225,000 at December 31, 2022. (See Note M – Subsequent Events for more information on the December 2021 Shareholder Loans)

SEPTEMBER 2022 HEALGEN LOAN & PROMISSORY NOTE

On September 28, 2022, the Company entered into a Loan and Promissory with Healgen Scientific Limited Liability Company (the “Healgen Loan”) at a fixed rate of 1% per month, (compounded monthly) and received initial gross/net proceeds of $40,000 and subsequent gross/net proceeds of $360,000; for a total of $400,000. The Company utilized $34,000 of the loan proceeds to pay off the Crestmark Line of Credit and the balance was used for working capital. The Healgen Loan was collateralized by a first security interest in the Company’s receivables, inventory, and all other assets with the exception of those assets already encumbered. The first payment under the Healgen Loan was due on January 28, 2023 and was in the amount of $140,000.

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

The balance on the Healgen Loan was $0 at March 31, 2023 and $715,000 at December 31, 2022.

OTHER DEBT INFORMATION

In addition to the debt indicated previously, previous debt facilities (paid in full via refinance or conversion into equity) had financial impact on the First Quarter 2022. More specifically:

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

The Company incurred $0 in interest expense in the First Quarter 2023 and $10,000 in interest expense in the First Quarter 2022.

NOTE H – Employee Retention Credit

The employee retention credit (“ERC”), as originally enacted on March 27, 2020 by the CARES Act, was a refundable tax credit against certain employment taxes equal to 50% of the qualified wages an eligible employer paid to employees and allowed claims through December 31, 2021 by eligible employers who retained employees during the Covid-19 pandemic. However, in November 2021, the ERC was terminated as of September 30, 2021 instead of December 31, 2021.

The maximum qualified wages for each employee under the ERC was $10,000 per quarter. Also, because the Company has 100 or fewer full-time employees, health plan expenses borne by the Company could also be included as qualified wages in addition to salary. In August 2021, the Company’s payroll service provider processed and mailed a Form 941-X to claim a refund in the amount of $202,000 on qualified wages paid in the first quarter of 2021. Due to a change in the Form 941-X, the Company’s payroll service provider did not process and mail its Form 941-X to claim a refund in the amount of $198,000 on qualified wages paid in the second quarter of 2021 until October 28, 2021.

The Company was informed that the IRS did not have record of receiving the Company’s Form 941-X for the first quarter of 2021 (which was mailed by the Company’s service provider in August 2021). The Company re-sent the Form 941-X for the first quarter of 2021 via overnight service on December 31, 2021 and the IRS received it on January 5, 2022. This lack of receipt resulted in a delay in receiving the expected refund in the amount of $202,000.

On June 2, 2022, the Company received a refund for the second quarter of 2021 in the amount of $199,000. This amount represents the $198,000 claimed as a refund and $1,000 in interest. The Company has had a number of discussions with the IRS and has been given a number of time frames in which the refund for the first quarter of 2021 could be expected. As of March 31, 2023, the Company had not yet received the refund. (See Note M – Subsequent Events for updated information on the ERC refund)

Note I – Asset Sale to Healgen

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

After carefully weighing the facts and circumstances associated with the Asset Sale to Healgen as well as alternative courses of action, the Company’s Board of Directors (the “Board”) unanimously concluded that the proposed sale of substantially all of the Company’s assets was the best available alternative to maximize value for shareholders.

The Board believes the Company’s status as a fully reporting public company is an asset which may be sufficiently attractive to induce others to enter into business combinations with the Company. The Company is exploring strategic transactions which may result in entering into a new line of business (subject to specific competitive limitations under the Asset Sale to Healgen). The Company believes strategic acquisitions using the Company’s publicly traded stock as transaction consideration could enhance shareholder value. Nonetheless, the Board may later determine to dissolve the Company and distribute any remaining assets to the Company’s shareholders if the Company is unable to make any strategic acquisitions or enter into any strategic transactions.

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

On February 28, 2023, the Company completed the Asset Sale to Healgen and disposition of substantially all of the Company’s assets. In connection with the closing of the Asset Sale to Healgen, and in accordance with the terms of the Asset Purchase Agreement, Healgen paid an aggregate purchase price of $3 million (“Purchase Price”). $300,000 of the Purchase Price is being held back in a retention fund to cover potential indemnification claims during the six months following the close. Net proceeds in the amount of $247,000 were received by the Company after satisfaction of 1) a loan with Healgen in the amount of $965,000, 2) the Cherokee LSA, (totaling $1,031,000 for principal and interest through February 27, 2023), 3) the 2019 Cherokee Term Loan (totaling $252,000 for principal and interest through February 27, 2023), 4) delinquent property related taxes in the amount of $193,000 and 5) $12,000 for current property related taxes.

NOTE J – Stock Options and Warrants

The Company has two non-statutory stock option plans, the Fiscal 2001 Non-statutory Stock Option Plan (the “2001 Plan”) and the 2013 Equity Compensation Plan (the “2013 Plan”). Both plans have been adopted by the Board of Directors and approved by shareholders. Both the 2001 Plan and the 2013 Plan have options available for future issuance. Any common shares issued as a result of the exercise of stock options would be new common shares issued from our authorized issued shares.

During the First Quarter 2023 and the First Quarter 2022, the Company issued 0 options to purchase shares of common stock.

Stock option activity for the First Quarter 2023 and the First Quarter 2022 is summarized as follows (the figures contained within the tables below have been rounded to the nearest thousand):

	First Quarter 2023			First Quarter 2022
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of March 31, 2023	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of March 31, 2022
Options outstanding at beginning of year	1,736,000	$0.12		1,937,000	$0.13
Granted	0	NA		0	NA
Exercised	0	NA		0	NA
Cancelled/expired	46,000	$0.26		0	NA
Options outstanding at end of quarter	1,690,000	$0.12	$0	1,937,000	$0.13	$0
Options exercisable at end of quarter	1,690,000	$0.12		1,937,000	$0.13

The Company recognized $0 in share based payment expense in the First Quarter 2023 and the First Quarter 2022. At March 31, 2023, there was $0 of unrecognized share based payment expense related to stock options.

NOTE K – Changes in Stockholders’ Deficit

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

The Breakup Fee would be invoked upon the generation of a specific transaction to ABMC which meets certain criteria agreed upon by both the Company and Landmark; which transaction is then rejected by the Company. The Company would also pay to Landmark a “Success Fee” for the consummation of a transaction closing during the term of the Agreement and for 12 months thereafter, between the Company and any party first introduced to the Company by Landmark, or with any party the Company has specifically requested Landmark’s assistance with the transaction. Upon invocation of the Breakup Fee or payment of the Success Fee, the Company would also issue an additional 250,000 restricted shares of the Company’s common stock. In the event that the Company consummated a transaction involving the provision of services to any party introduced to the Company by Landmark or with any party the Company has specifically requested Landmark’s assistance with, the Company would pay Landmark 10% of any revenues received from the transaction, unless this percentage is modified by both the Company and Landmark in writing. There is no material relationship between the Company and Landmark, other than with respect to the Agreement.

Apart from the initial 500,000 restricted common shares, no additional stock was issued to Landmark and no further amounts were paid to Landmark.

Note L- Income Taxes

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

A reconciliation of the U.S. Federal statutory income tax rate to the effective income tax rate is as follows:

	Quarter Ended March 31, 2023	Quarter Ended March 31, 2022
Tax expense at federal statutory rate	(21%)	(21%)
State tax expense, net of federal tax effect	0%	0%
Increase in valuation allowance	21%	21%
Effective income tax rate	(0%)	(0%)

Significant components of the Company’s deferred income tax assets are as follows:

	March 31, 2023	December 31, 2022
		13,
Inventory allowance	$0	$61,000
Allowance for doubtful accounts	1,000	1,000
Stock based compensation	138,000	149,000
Deferred wages payable	30,000	21,000
Depreciation – Property, Plant & Equipment	0	(19,000)
Research and development credits	26,000	24,000
Net operating loss carry-forward	2,482,000	2,972,000
Total gross deferred income tax assets	2,677,000	3,209,000
Less deferred income tax assets valuation allowance	(2,677,000)	(3,209,000)
Net deferred income tax assets	$0	0

The valuation allowance for net deferred income tax assets as of March 31, 2023 and December 31, 2022 was $2,677,000 and $3,209,000, respectively. The net change in the valuation allowance was $532,000 at March 31, 2023 and $91,000 at March 31, 2022. The Company believes that it is more likely than not that the net deferred tax assets will not be realized.

As of March 31, 2023, the prior three years remain open for examination by the federal or state regulatory agencies for purposes of an audit for tax purposes.

At March 31, 2023, the Company had Federal net operating loss carry-forwards for income tax purposes of approximately $11,427,000 and research and development credits of $26,000. The Company’s net operating loss carry-forwards began to expire in 2022 and continue to expire through 2038. Net operating losses incurred from 2018 to date have no expiration. In assessing the reliability of deferred income tax assets, management considers whether or not it is more likely than not that some portion or all deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment.

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

Note M – Subsequent Events

ERC Refund

The Company has been expecting an ERC refund in the amount of $202,000. On April 17, 2023, the Company received payments in the amount of $156,000 and $2,000 from the IRS. There was not any communication with either of the payments. As of the date of this report, the Company is making efforts to speak with the IRS to determine the reason behind the lower refund being received and to determine if additional payments can be expected.

November 2020 Term Loan

Upon receipt of the payment from the IRS, the Company paid the principal balance due ($50,000) on this shareholder loan.

December 2021 Shareholder Loan

Upon receipt of the payment from the IRS, the Company made a payment in the amount of $25,000 on this shareholder loan. As of the date of this report, the balance on the December 2021 Shareholder Loan is $175,000.

Current Salary owed to Melissa Waterhouse

Upon receipt of the payment from the IRS, the Company made a payment in the amount of $32,000 to Melissa Waterhouse to pay current salary owed. As of the date of this report, the amount due to Melissa Waterhouse for deferred compensation is $92,000. Ms. Waterhouse is also owed $12,000 for consulting services from March 2023 through May 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provides information, which we believe is relevant to an assessment and understanding of our financial condition and results of operations. The discussion should be read in conjunction with the Interim Condensed Financial Statements contained herein and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words “believes”, “anticipates”, “estimates”, “expects”, “intends”, “projects”, and words of similar import, are forward-looking as that term is defined by the Private Securities Litigation Reform Act of 1995 (“1995 Act”), and in releases issued by the United State Securities and Exchange Commission (the “Commission”). These statements are being made pursuant to the provisions of the 1995 Act and with the intention of obtaining the benefits of the “Safe Harbor” provisions of the 1995 Act. We caution that any forward-looking statements made herein are not guarantees of future performance and that actual results may differ materially from those in such forward-looking statements as a result of various factors, including, but not limited to, any risks detailed herein, in our “Risk Factors” section of our Form 10-K for the year ended December 31, 2022, in our most recent reports on Form 10-Q and Form 8-K and from time to time in our other filings with the Commission, and any amendments thereto. Any forward-looking statement speaks only as of the date on which such statement is made, and we are not undertaking any obligation to publicly update any forward-looking statements. Readers should not place undue reliance on these forward-looking statements.

Overview

Throughout the last several years, our products sales have been negatively impacted as customer pricing continues to decrease as a result of our markets being saturated with products made outside of the United States; primarily products made in China. This has resulted in a commoditization of the onsite drug testing market at a time when costs associated with labor, utilities, materials, insurance, etc. keep rising. In attempts to retain current customers and/or attract new customers that require lower pricing, we have been offering customers two drug test product lines that are manufactured in China.

Other efforts to offset declines in our manufactured product sales involved selling various diagnostic product lines, including but not limited to, various Covid-19 rapid tests. In addition to increased costs, materials used in the manufacture of our drug test products are the same materials used in the manufacture of lateral flow Covid-19 tests as well as lateral flow tests for Influenza and RSV, both of which surged in the latter part of Fiscal 2022. This increased need for the same materials has resulted in supply chain delays; some of which negatively impacted our customer relationships. One of those customers was our largest customer which severely negatively impacted our sales.

Gross margin has continually declined over the last several years due to the increased costs of manufacturing in the United States and the fact that overhead costs associated with both of our facilities could not be decreased any further. As sales continued to decline, these costs cannot be adjusted downward, thereby creating greater manufacturing inefficiencies. Manufacturing inefficiencies continued to increase despite our efforts to mitigate them. Efforts were also made to control operational expenses to ensure they remained in line with sales, however, as a reporting public company; there is a certain level of expenses that much be maintained.

From August 2013 until June 2020 we maintained a salary deferral program for our sole executive officer, our Chief Executive Officer/Principal Financial Officer Melissa Waterhouse. The salary deferral program was initiated by Ms. Waterhouse voluntarily in both August 2013 and April 2022. In the First Quarter of 2022, we did make payments to Ms. Waterhouse totaling $10,000. We stopped making payments on Ms. Waterhouse’s deferred compensation in April 2022 when Ms. Waterhouse again voluntarily deferred her salary by 20%. This deferral remained in place through February 28, 2023.

As of March 31, 2023, we had deferred compensation owed to Ms. Waterhouse in the amount of $92,000 and $7,000 in payroll taxes that are due as payments are made to Ms. Waterhouse; for a total of $99,000 in deferred compensation owed to Ms. Waterhouse. In addition, as of March 31, 2023, we owed Ms. Waterhouse $32,000 in current salary that was not paid. (See Note M – Subsequent Events for updated information on the currently salary owed to Ms. Waterhouse)

Beginning in April 2022, another member of senior management participated in the salary deferral program. As of March 31, 2023, we had deferred compensation owed to this individual in the amount of $14,000 and $1,000 in payroll taxes that are due as payments are made to this individual; for a total of $15,000 in deferred compensation. This individual ceased participating in the salary deferral program on December 9, 2022 and received their full salary through February 28, 2023 (the closing date of the Asset Sale to Healgen).

Asset Sale to Healgen/Outlook

On February 28, 2023, we completed the Asset Sale to Healgen and disposition of substantially all of the Company’s assets. In connection with the closing of the Asset Sale to Healgen, and in accordance with the terms of the Asset Purchase Agreement, Healgen paid an aggregate purchase price of $3 million (“Purchase Price”). $300,000 of the Purchase Price is being held back in a retention fund to cover potential indemnification claims during the six months following the close. Net proceeds in the amount of $247,000 were received by the Company after satisfaction of 1) a loan with the Healgen in the amount of $965,000, 2) the Cherokee LSA, (totaling $1,031,000 for principal and interest through February 27, 2023), 3) the 2019 Cherokee Term Loan (totaling $252,000 for principal and interest through February 27, 2023), 4) delinquent property related taxes in the amount of $193,000 and 5) $12,000 for current property related taxes.

The Board believes our status as a fully reporting public company is an asset which may be sufficiently attractive to induce others to enter into business combinations. The Board is exploring strategic transactions which may result in entering into a new line of business (subject to specific competitive limitations under the Asset Sale to Healgen). The Board believes strategic acquisitions using the Company’s publicly traded stock as transaction consideration could enhance shareholder value. Nonetheless, the Board may later determine to dissolve the Company and distribute any remaining assets to the Company’s shareholders if the Company is unable to make any strategic acquisitions or enter into any strategic transactions.

Results of operations for the First Quarter 2023 compared to the First Quarter 2022

NET SALES:Net sales for the First Quarter 2023 decreased 53.3% when compared to net sales in the First Quarter 2022 primarily as a result in a decline in sales of drugs of abuse (“DOA”) test that we manufacture and the fact that our last product sale was recorded on February 28, 2023. The decline in DOA sales stems almost entirely from decreased sales to our largest customer who has historically been a significant portion of our revenues. This customer had two segments of their business for which we supplied products. They informed us in February 2022 that sales to one of those segments (which we supplied exclusively) would decrease as a result of their desire to have multiple vendors supplying the segment. They indicated this was to ensure uninterrupted supply as they had experienced periodic supply interruptions with us in 2021 (as a result of the supply chain issues we experienced in 2021 and continued to experience into 2022).

GROSS PROFIT:Gross profit increased to 45.1% of net sales in the First Quarter 2023 from 8% of net sales in the First Quarter 2022. This increase in gross profit stems from the timing of the closing of the Asset Sale to Healgen and the fact that the bulk of the sales in the First Quarter 2023 were higher margin sales of the private labeled RSV product we supplied to an unaffiliated third party.

OPERATING EXPENSES: Operating expenses decreased in the First Quarter 2023 compared to the First Quarter 2022. Selling and Marketing and General and Administrative expenses decreased while Research and Development expenses increased. More specifically:

Research and development (“R&D”)

R&D expense increased 27.3%, when comparing the First Quarter 2023 with the First Quarter 2022. FDA compliance costs (the cost of facility registrations and their timing) were the primary cause of the increase. The increase was partially offset by decreased salary expense since payroll ceased on February 28, 2023; closing of the Asset Sale to Healgen.

Selling and marketing

Selling and marketing expense in the First Quarter 2023 decreased 52.4% when compared to the First Quarter 2022. Reductions in sales salary expense and benefits (due to the closing of the Asset Sale to Healgen on February 28, 2023) offset by increased costs associated with shipping were the primary reason for the decline in expenses.

General and administrative (“G&A”)

G&A expense decreased 19.3% in the First Quarter 2023 compared to the First Quarter 2022. G&A salary expense and benefits (related to purchasing, warehouse, quality assurance and administrative personnel) decreased as a result of the closing of the Asset Sale to Healgen on February 28, 2023. Consulting fees also decreased when comparing the two periods. These declines were partially offset by increased costs associated with the Asset Sale to Healgen (legal fees, taxes, and insurance). There was no expense related to share based payments in either the First Quarter 2023 or the First Quarter 2022.

Other income / (expense):

Other income in the First Quarter 2023 consisted of other income of $3,035,000 (which is the $3,000,000 purchase price paid for the Company’s assets and $35,000 in amounts reimbursed by Healgen in connection with the Asset Sale; pro-rated real estate taxes and payment of 50% of the payout related to employee vacation expense). This income was offset by a loss on the sale of assets ($921,000) and interest expense associated with our debt.

Other expense in the First Quarter 2022 consisted of interest expense associated with our credit facilities (our (now former) line of credit with Crestmark Bank, our loans with Cherokee Financial, LLC and our loans with two shareholders).

Liquidity and Capital Resources as of March 31, 2023

Until the closing of the Asset Sale to Healgen on February 28, 2023, our cash requirements depend on numerous factors, including but not limited to manufacturing costs (such as labor and overhead costs, raw materials, equipment, etc.), selling and marketing initiatives, product development activities, regulatory costs, legal costs, and effective management of inventory levels and production levels in response to sales history and forecasts (if available). Since the closing of the Asset Sale to Healgen, our cash requirements depend on the costs we will need to incur to maintain our status as a fully reporting public entity and the time it will take to either bring another business into the public shell or dissolve the Company and distribute any remaining assets to the shareholders; along with management of amounts due to vendors and receipt of additional customer receivables and receipt of the retention fund.

The following transactions materially impacted our liquidity and cash flow in the First Quarter 2023 and/or the First Quarter 2022 or are expected to have an impact on our cash flow in the year ending December 31, 2023:

Asset Sale to Healgen

On December 19, 2022, we entered into an Asset Purchase Agreement (“APA”) with Healgen, pursuant to which the Company agreed, subject to the approval of its shareholders, to sell substantially all of our operating assets (excluding cash, accounts receivables arising prior to the closing date, and certain other assets). On February 15, 2023, we held the 2023 Special Meeting of Shareholders (the “Special Meeting”) at our corporate offices in Kinderhook, New York, at which a quorum (27,863,899 shares of common stock of the 47,098,476 shares of common stock outstanding) was present in person or represented by proxy. Approval of the Asset Sale to Healgen required the affirmative vote of the holders of a majority of the outstanding shares of the Company’s common stock (par value $0.01) and 26,381,832, or 54.84% of the total outstanding shares of the Company, voted in favor of the Asset Sale to Healgen.

On February 28, 2023, we completed the Asset Sale to Healgen and disposition of substantially all of our assets. In connection with the closing of the Asset Sale to Healgen, and in accordance with the terms of the Asset Purchase Agreement, Healgen paid an aggregate purchase price of $3 million (“Purchase Price”). $300,000 of the Purchase Price is being held back in a retention fund to cover potential indemnification claims during the six months following the close. Net proceeds in the amount of $247,000 were received after satisfaction of 1) a loan with Healgen in the amount of $965,000, 2) the Cherokee LSA, (totaling $1,031,000 for principal and interest through February 27, 2023), 3) the 2019 Cherokee Term Loan (totaling $252,000 for principal and interest through February 27, 2023), 4) delinquent property related taxes in the amount of $193,000 and 5) $12,000 for current property related taxes.

Healgen Loan Promissory Note

On September 28, 2022, we entered into a Loan Promissory Note with Healgen (the “Healgen Loan”) and received gross/net proceeds of $400,000. We utilized $34,000 of the loan proceeds to pay off the Crestmark Line of Credit. On November 15, 2022, we amended the Healgen Loan to address an additional $300,000 in principal received under the Healgen Loan; bringing the total principal due under the Healgen Loan to $700,000. The Healgen Loan was further amended on December 19, 2022 to address an additional $15,000 in principal received under the Healgen Loan; bringing the total principal due under the Healgen Loan to $715,000. (See Note E – Line of Credit and Debt)

The Healgen Loan was amended again on January 6, 2023 to increase the principal due under the loan to $815,000. Under this third amendment, the amount of the first payment (due February 15, 2023) was changed to $286,000 with payments of the same amount due on March 15, 2023 and April 15, 2023. No other terms of the Healgen Loan were changed.

The Healgen Loan was amended again on February 9, 2023 to increase the principal due under the loan to $965,000. Under this fourth amendment, the amount of the first payment (due February 15, 2023) was changed to $337,000 with payments of the same amount due on March 15, 2023 and April 15, 2023. No other terms of the Healgen Loan were changed.

On February 28, 2023, with proceeds from the Asset Sale to Healgen, we made a payment in the amount of $965,000 to Healgen for all principal due under the Healgen Loan. Healgen waived all interest due under the Healgen Loan.

ERC Refund

As discussed in Note F, as of March 31, 2023 we were still awaiting the refund for the first quarter of 2021; expected to be $202,000. (See Note M – Subsequent Events for updated information on the ERC refund)

Loans from CEO Melissa Waterhouse

Over the course of the First Quarter 2022, via expense reports, Ms. Waterhouse extended various amounts to the Company for expenses including, but not limited to, amounts for manufacturing materials, services, patent maintenance fees, office supplies, and equipment. Upon closing of the Asset Sale to Healgen, we made a payment to Ms. Waterhouse in the amount of $43,000 to pay all amounts due in connection with these loans.

In addition, at March 31, 2023, we owed Ms. Waterhouse $32,000 in current salary (which is 13 weeks of her non-deferred salary). (see Note M – Subsequent Events for updated information on the Waterhouse loans)

Going Concern

Our financial statements for the First Quarter 2023 were prepared assuming we will continue as a going concern, which assumes the satisfaction of liabilities in the normal course of business. Our current cash balances, together with amounts from accounts receivable, ERC refunds and the receipt of the retention fund associated with the Asset Sale to Healgen, may not be sufficient to fund operations through May 2024. At March 31, 2023, we have Stockholders’ Deficit of $(458,000).

Debt

Our loan and security agreement and 2019 Term Note with Cherokee for $1,000,000 and $240,000, respectively, expired on February 15, 2022. On June 14, 2022, Cherokee agreed that they would defer the principal amounts due under the Cherokee LSA until February 15, 2023 and that any applicable penalties would also be deferred as long as we remained current on the quarterly interest payments. We used proceeds from the Asset Sale to Healgen to pay off the Cherokee facilities on February 28, 2023.

Throughout most of the year ended December 31, 2022, we had a line of credit with Crestmark Bank. On September 29, 2022, using proceeds from the Healgen Loan, we made a payment to Crestmark Bank in the amount of $34,000 which paid off the balance on the Crestmark LOC. The payoff of the Crestmark Line of Credit resulted in lower interest costs.

As of March 31, 2023, we had the following debt/credit facilities:

Facility	Debtor	Balance as of March 31, 2023	Due Date
Term Loan	Individual	50,000	May 4, 2023(1)
Term Loan	Individual	125,000	NA(2)
Total Debt		$175,000

(1) See Note M – Subsequent Events for updated information on this loan balance.

(2) The loan agreement was amended on July 13, 2022; one of the revisions made was changing the maturity date from June 15, 2022 to no specific maturity date.

Working Capital Deficit

At March 31, 2023, we were operating at a working capital deficit of $458,000. This compares to a working capital deficit of $2,833,000 at December 31, 2022. The improvement in the working capital deficit is primarily due to the payment of debt with the proceeds from the Asset Sale to Healgen and the retention fund receivable in connection with the Asset Sale to Healgen. We historically satisfied working capital requirements through cash from operations, bank debt and equity financings.

Dividends

We have never paid any dividends on our common shares and anticipate that all future earnings, if any, will be retained for use in our business, and therefore, we do not anticipate paying any cash dividends.

Cash Flow, Outlook/Risk

In the First Quarter 2023, we had net income of $1,881,000 and net cash used in operating activities of $363,000. Our cash position increased to $68,000 at March 31, 2023 from $34,000 at December 31, 2022.

Over the last several years and through February 28, 2023 (the closing date of the Asset Sale to Healgen), we decreased cash requirements by implementing cost cutting initiatives. This included expense reductions in selling and marketing (which included reduced and deferred salaries of a number of employees) and no additional contributions in research and development to develop new products. Such reductions, although necessary to maintain operations, were not compatible with growing or even maintaining our business both in the short and the long term. Our cash position has deteriorated, and continued to deteriorate, due to gross losses, fixed labor and overhead costs and payments required under our debt facilities.

We believed the losses we reported over the last several years and most recently the significant loss reported for in the year ended December 31, 2022 would continue as (i) our primary business (onsite drugs of abuse tests) has become a commoditized market and we cannot compete with the low pricing offered by our competitors who manufacture outside of the U.S. and (ii) we have not been able to obtain new business to replace the significant loss of business from our largest customer.

Over the last several years, we have been able to access loans from shareholders and raise funds via private equity financings. As time went on and the financial results continued to deteriorate, these options were no longer available. Ms. Waterhouse also extended loans to the Company and deferred her salary.

Given the above, on December 19, 2022, we agreed, subject to the approval of our shareholders, to sell substantially all of our operating assets to Healgen (excluding cash, accounts receivables and certain other assets). We closed on the Asset Sale to Healgen on February 28, 2023.

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

Item 1A. Risk Factors

There have been no material changes to our risk factors set forth in Part I, Item 1A, in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

101

The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheets, (ii) Condensed Statements of Income (iii) Statements of Change in Stockholders’ Equity, (iv) Condensed Statements of Cash Flows, and (v) Notes to Condensed Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN BIO MEDICA CORPORATION (Registrant)

	By:	/s/ Melissa A. Waterhouse
Melissa A. Waterhouse
Chief Executive Officer (Principal Executive Officer) Principal Financial Officer Principal Accounting Officer

Dated: June 12, 2023

